Form 10-Q
period 1997-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 1998-02-24
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from_____to_____.


                           Commission File No. 1-13783


                      INTEGRATED ELECTRICAL SERVICES, INC.

             (Exact name of registrant as specified in its charter)


         DELAWARE                                      76-0542208
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                  2301 Preston
                              Houston, Texas 77003
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (713) 222-1875


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding as of February 23, 1998, of the issuer's common stock was 21,759,627 and of the issuer's restricted voting common stock was 2,655,709.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                        Page
                                                                                        ----
     Item 1.          Financial Statements

         Overview and Basis of Presentation of Financial Statements.................     3
         Pro Forma Combined Balance Sheet as of December 31, 1997...................     5
         Pro Forma Combined Statements of Operations
              for the three months ended December 31, 1996 and 1997.................     7
         Balance Sheets of Houston-Stafford Electric, Inc.
              as of September 30, 1997 and December 31, 1997........................     8
         Statements of Operations for Houston-Stafford Electric, Inc.
              for the three months ended December 31, 1996 and 1997.................    10
         Statements of Cash Flows of Houston-Stafford Electric, Inc.
              for the three months ended December 31, 1996 and 1997.................    11
         Condensed Notes to Financial Statements....................................    12

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...........................    16

PART II.      OTHER INFORMATION

     Item 1.          Legal Proceedings.............................................    22
     Item 2.          Changes in Securities and Use of Proceeds.....................    22
     Item 6.          Exhibits and Reports on Form 8-K..............................    23
     Signatures.....................................................................    24

                      INTEGRATED ELECTRICAL SERVICES, INC.

                       OVERVIEW AND BASIS OF PRESENTATION
                            FOR FINANCIAL STATEMENTS


Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation, was founded in June 1997 to create a leading national provider and consolidator of electrical contracting and maintenance services, focusing primarily on the residential, commercial and industrial markets. On January 30, 1998, concurrent with the closing of its initial public offering of stock, IES acquired, in separate transactions (collectively, the "Acquisitions"), for consideration including $53.4 million of cash and 12,313,025 shares of Common Stock, the following 16 companies and related entities engaged in all facets of electrical contracting and maintenance services: Houston-Stafford Electric, Inc. and Stark Investments, Inc., (such two companies, collectively, "Houston-Stafford"), Mills Electrical Contractors, Inc., BW Consolidated, Inc., including Bexar Electric Company, Ltd., and Calhoun Electric Company, Ltd., Pollock Electric Inc., Muth Electric, Inc., Daniel Electrical Contractors, Inc. and Daniel Electrical of Treasure Coast Inc., Amber Electric, Inc., Charles P. Bagby, Co., Inc. and General Partner, Inc., Summit Electric of Texas, Incorporated, Thurman & O'Connell Corporation, Rodgers Electric Company, Inc., Hatfield Electric, Inc., Ace Electric, Inc., Reynolds Electric Corp. and Thomas Popp & Company (the foregoing companies referred to herein as the "Founding Companies").

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 (SAB 97), the financial statements of IES for periods prior to January 30, 1997, are the consolidated financial statements of Houston-Stafford (the "Accounting Acquirer"). The operations of the other Founding Companies and IES acquired by the Accounting Acquirer will be included in the Company's historical financial statements beginning February 1, 1998. IES had not conducted any revenue generating activities of its own prior to such time. For the period from inception through December 31, 1997, all of IES's activity has been related to the completion of its initial public offering of common stock (the "Offering") and the Acquisitions.

The unaudited pro forma combined financial information for the three months ended December 31, 1996 and 1997, include the results of the Accounting Acquirer combined with IES and the other Founding Companies as if the Acquisitions and the Offering had occurred at the beginning of each respective period. The unaudited pro forma combined financial information as of December 31, 1997, includes the combined financial position of the Accounting Acquirer, IES and the other Founding Companies as if the Acquisitions and the Offering had occurred on that date. This pro forma combined financial information includes the effects at the beginning of each period presented of (a) the Acquisitions, (b) the Offering (including the underwriters exercise of their overallotment option), (c) certain reductions in salaries and benefits to the former owners of the Founding Companies which they agreed would take effect as of the effective date of the Acquisitions, (d) amortization of goodwill resulting from the Acquisitions, (e) reduction in interest income and (f) interest expense on borrowings of $6.4 million that would have been necessary to fund certain S corporation distributions.

The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since IES and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                        PRO FORMA COMBINED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              December 31,
                                                                  1997
                                                              ------------
                                          ASSETS
Cash and cash equivalents.................................... $    21,092
Accounts receivable, net.....................................      60,832
Inventory....................................................       4,823
Costs and estimated earnings recognized in
    excess of billings on uncompleted contracts..............       4,072
Prepaid and other current assets.............................         758
Deferred income taxes........................................       1,352
                                                              -----------
   Total current assets......................................      92,929

Goodwill and other intangibles...............................     153,937
Property and equipment, net..................................      11,110
Other non-current assets.....................................       1,081
                                                              -----------
Total assets................................................. $   259,057
                                                              ===========




    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                        PRO FORMA COMBINED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    December 31,
                                                                        1997
                                                                    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt............................... $        85
Accounts payable and accrued expenses..............................      31,121
Billings in excess of costs and estimated
       earnings recognized on uncompleted contracts................      11,504
Other current liabilities..........................................       3,671
                                                                    -----------
   Total current liabilities.......................................      46,381

Long-term debt, net of current maturities..........................       6,703
Deferred income taxes..............................................       1,259
Other non-current liabilities......................................         599
                                                                    -----------
   Total liabilities...............................................      54,942
                                                                    -----------
Commitments and contingencies

Stockholders' equity:
   Common stock....................................................         217
   Restricted common stock.........................................          27
   Additional paid-in capital......................................     217,740
   Retained deficit................................................     (13,869)
                                                                    -----------
Total stockholders' equity.........................................     204,115
                                                                    -----------
Total liabilities and stockholders' equity......................... $   259,057
                                                                    ===========



    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended December 31,
                                                           ------------------------------
                                                               1996               1997
                                                           -----------        -----------
Revenues.................................................. $    76,378        $    86,342

Cost of services .........................................      58,693             67,140
                                                           -----------        -----------
   Gross profit ..........................................      17,685             19,202

   Selling, general & administrative expenses ............      10,068             10,671
   Goodwill amortization .................................         962                962
                                                           -----------        -----------
   Operating income ......................................       6,655              7,569
                                                           -----------        -----------
Other (income)/expense:
   Interest expense ......................................         217                217
   Other (income)/expense ................................        (166)                29
                                                           -----------        -----------
                                                                    51                246
                                                           -----------        -----------
Income before income taxes ...............................       6,604              7,323

Income tax provision .....................................       2,951              3,231
                                                           -----------        -----------
Net income................................................ $     3,653        $     4,092
                                                           ===========        ===========
Basic earnings per share.................................. $      0.15               0.17
                                                           ===========        ===========
Diluted earnings per share................................ $      0.15               0.17
                                                           ===========        ===========
Shares used in the pro forma computation
     of earnings per share ---
         Basic- ..........................................  24,415,336         24,415,336
                                                           ===========        ===========
         Diluted- ........................................  24,535,336         24,535,336
                                                           ===========        ===========




    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                         HOUSTON-STAFFORD ELECTRIC, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           September 30,     December 31,
                                                              1997              1997
                                                           -------------    ------------
                                ASSETS                                       (Unaudited)
Cash and cash equivalents.................................  $     2,492       $     524
Accounts receivable, net..................................       12,091          13,957
Inventory.................................................        2,878           2,465
Costs and estimated earnings recognized in
       excess of billings on uncompleted contracts........          934              52
Prepaid and other current assets..........................        1,162             752
                                                            -----------      ----------

   Total current assets...................................       19,557          17,750

Goodwill..................................................          958             878
Other intangible assets...................................        1,050             981
Property and equipment, net...............................        2,125           1,383
Other non-current assets..................................          780             204
                                                             ----------      ----------
Total assets..............................................   $   24,470      $   21,196
                                                             ==========      ==========



    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                         HOUSTON-STAFFORD ELECTRIC, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      September 30,    December 31,
                                                                          1997             1997
                                                                      -------------    ------------
                LIABILITIES AND STOCKHOLDER'S EQUITY                                    (Unaudited)

Current maturities of long-term debt................................. $        721     $      1,393
Accounts payable and accrued expenses................................        9,549            7,742
Billings in excess of costs and estimated
       earnings recognized on uncompleted contracts..................        2,417            3,150
Other current liabilities............................................        1,456              927
                                                                      ------------     ------------
   Total current liabilities.........................................       14,143           13,212

   Long-term debt, net of current maturities.........................          968              687
   Other non-current liabilities.....................................        1,151            1,139
                                                                      ------------     ------------
   Total liabilities.................................................       16,262           15,038
                                                                      ------------     ------------
Commitments and contingencies

Stockholder's equity:
   Common stock, $5 par value, 500,000 shares
       authorized, 59,000 shares issued and
       20,000 shares outstanding.....................................          295              295
   Additional paid-in capital........................................          112              112
   Retained earnings.................................................        8,926            6,876
   Treasury stock, 39,000 shares at cost.............................       (1,125)          (1,125)
                                                                      ------------     ------------
   Total stockholder's equity........................................        8,208            6,158
                                                                      ------------     ------------
Total liabilities and stockholder's equity........................... $     24,470     $     21,196
                                                                      ============     ============




    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                         HOUSTON-STAFFORD ELECTRIC, INC.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Three Months Ended December 31,
                                                                      ----------------------------------
                                                                          1996                  1997
                                                                      ---------------        -----------
Revenues............................................................. $        17,431        $    23,851

Cost of services.....................................................          13,177             18,691
                                                                      ---------------        -----------
   Gross profit......................................................           4,254              5,160

Selling, general & administrative expenses...........................           3,406              7,124
                                                                      ---------------        -----------
   Operating income (loss)...........................................             848             (1,964)

Other (income)/expense:
   Interest expense..................................................              44                 47
   Other income......................................................             (45)               (29)
                                                                      ---------------        -----------
                                                                                   (1)                18

Income (loss) before income taxes....................................             849             (1,982)

Income tax provision (benefit).......................................             390               (820)
                                                                      ---------------         ----------
Net income (loss).................................................... $           459        $    (1,162)
                                                                      ===============        ===========



    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                         HOUSTON-STAFFORD ELECTRIC, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Three Months Ended December 31,
                                                                      ------------------------------
                                                                           1996             1997
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................     $        459      $     (1,162)
   Adjustments to reconcile net income to net cash
       provided by operating activities --
       Depreciation and amortization ............................               79               192
       Loss on sale of property and equipment ...................                2                15
       Changes in operating assets and liabilities --
       (Increase) decrease in --
         Accounts receivable ....................................              450            (1,866)
         Inventories ............................................               (9)              413
         Costs and estimated earnings recognized in
             excess of billings on uncompleted contacts .........             (301)              882
         Prepaid expenses and other current assets ..............             (134)              410
       Increase (decrease) in --
         Accounts payable and accrued expenses ..................              (37)           (1,807)
         Billings in excess of costs and estimated earnings
             recognized on uncompleted contracts ................             (693)              733
         Other current liabilities ..............................             (509)             (529)
       Other, net ...............................................              (34)              158
                                                                      ------------      ------------
   Net cash used in operating activities ........................             (727)           (2,561)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment .................               12                82
   Additions to property and equipment ..........................             (148)             (223)
   Collections of notes receivable ..............................             --                 475
                                                                      ------------      ------------
   Net cash provided by (used in) investing activities ..........             (136)              334
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt .................................              805               391
   Payments of long-term debt ...................................             (951)             --
   Distributions to stockholders ................................             --                (132)
                                                                      ------------      ------------
   Net cash provided by (used in) financing activities ..........             (146)              259
                                                                      ------------      ------------
NET DECREASE IN CASH AND CASH
             EQUIVALENTS ........................................           (1,009)           (1,968)
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, beginning
             of period ..........................................            3,691             2,492
CASH AND CASH EQUIVALENTS, end of period ........................            2,682               524
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION:
   Cash paid for ---
       Interest .................................................     $         23      $         37
       Income taxes .............................................     $      1,150      $       --
   Non-cash property distribution................................     $         --      $        756




    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       OVERVIEW

The accompanying unaudited condensed historical financial statements of the Accounting Acquirer and the accompanying unaudited pro forma combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 and Article 11 of Regulation S-X, respectively. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Registration Statement on Form S-1 (No. 333-38715) (the "Registration Statement"), as amended, filed by IES with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Historical operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company, the Accounting Acquirer or the other Founding Companies during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements of IES, the Accounting Acquirer and each of the other Founding Companies included in the Registration Statement.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       INITIAL PUBLIC OFFERING

On January 30, 1998, the Company completed its initial public offering of its stock, which involved the sale to the public of 7,000,000 shares of the Company's common stock at $13.00 per share. The Company received net proceeds from the Offering of approximately $78.8 million. Concurrent with the completion of the Offering, IES acquired the Founding Companies for consideration consisting of $53.4 million in cash and 12,313,025 shares of common stock. Additionally, on February 5, 1998, the Company sold 1,050,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the Offering for net proceeds of approximately $12.7 million. The Company used approximately $8.3 million of the net proceeds from the Offering to retire outstanding third party debt and approximately $15.6 million to pay indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company will use the remaining net proceeds for working capital and general corporate purposes, which are expected to include future acquisitions.

3.       LONG-TERM DEBT

The Company entered into a $65.0 million credit facility with Nations Bank of Texas, N.A. as agent, on January 30, 1997 (the "Credit Facility"). The Credit Facility matures on January 31, 2001, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of debt to EBITDA (as defined). An annual commitment fee from 0.25% to 0.375% is payable on any unused portion of the Credit Facility.

The Credit Facility will be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, and (iii) restrictions on liens, guarantees and dividends.

4.       PER SHARE INFORMATION

In October 1997, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share calculations are based on the weighted average number of common shares outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and the 120,000 common equivalent shares from the assumed exercise of the 300,000 stock options outstanding at December 31, 1997.

Upon completion of the Acquisitions, the Offering, and the exercise of the underwriters' overallotment option for 1,050,000 shares, the Company had 21,759,627 shares of its common stock and 2,655,709 shares of its restricted voting common stock issued and outstanding. The shares used to calculate the pro forma earnings per share for the periods presented are summarized as follows:

                                                                           Shares
                                                                        -----------
     Actual shares outstanding at December 31, 1997................       4,052,311
     Shares issued in the Acquisitions.............................      12,313,025
     Shares issued in the Offering, including
             exercise of overallotment option......................       8,050,000
                                                                        -----------

     Pro forma shares outstanding for pro
             forma basic earnings per share........................      24,415,336
                                                                        ===========

     Plus: Common equivalent shares from
             assumed exercise of stock options.....................         120,000
                                                                        -----------

     Pro forma shares outstanding for pro
             forma diluted earnings per share......................      24,535,336
                                                                        ===========

As of the closing of the Offering, the Company had outstanding options to purchase up to a total of (i) approximately 2,746,000 shares of Common Stock (which includes options to purchase 300,000 shares of Common Stock at a price lower than the Company's initial offering price to the public) issued pursuant to the Company's 1997 Stock Plan, and (ii) 15,000 shares of Common Stock issued pursuant to the Company's 1997 Directors Stock Plan.

5.       INVENTORIES

Inventories of the Accounting Acquirer consist of parts and supplies held for use in the ordinary course of business and are valued by Houston-Stafford at the lower of cost or market using the first-in, first-out (FIFO) method.

6.       COMMITMENTS AND CONTINGENCIES

Subsidiaries of the Company are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

7.       SUBSEQUENT EVENT

As a result of the Acquisitions discussed in the Overview and Basis of Presentation for Financial Statements, Houston-Stafford will recognize a non-cash, non-recurring compensation charge of approximately $17.0 million related to the exchange of cash and shares of IES Common Stock for a note payable by Houston-Stafford to and rights held by an officer of Houston-Stafford. Such non-recurring non-cash charge has not been included in the accompanying pro forma combined statement of operations, but is included in the accumulated deficit on the pro forma combined balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report and the Registration Statement. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on the Company's expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, risks associated with acquisitions, fluctuations in operating results because of acquisitions and seasonality, national and regional industry and economic conditions, competition and risks entailed in the operation and growth of existing and newly acquired businesses. The foregoing and other factors are discussed in the Registration Statement.

RESULTS OF OPERATIONS

The pro forma financial information for the three months ended December 31, 1996 and 1997, includes the results of Houston-Stafford combined with the results of the other Founding Companies and IES as if the Acquisitions had occurred at the beginning of each respective period. This pro forma combined financial information includes the effects at the beginning of each period presented of
(a) the Acquisitions, (b) the Offering (including the underwriters exercise of their overallotment option), (c) certain reductions in salaries and benefits to the former owners of the Founding Companies which they agreed would take effect as of the effective date of the Acquisitions, (d) amortization of goodwill resulting from the Acquisitions, (e) reduction in interest income and (f) interest expense on borrowings of $6.4 million that would have been necessary to fund certain S corporation distributions.

The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since IES and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED
DECEMBER 31, 1997

The following table presents selected pro forma combined historical financial information for the three months ended December 31, 1996 and 1997. The information presented in the table is in thousands of dollars.

                                                             Three Months Ended December 31,
                                                  -----------------------------------------------------
                                                       1996            %              1997          %
                                                  -------------    ---------     ------------    ------
Revenues....................................      $      76,378         100%     $     86,342      100%
Cost of services............................             58,693          77%           67,140       78%
Selling, general & administrative
     expenses...............................             10,068          13%           10,671       12%
Goodwill amortization.......................                962           1%              962        1%
                                                  -------------    ---------     ------------    ------
Operating income............................      $       6,655           9%     $      7,569        9%
                                                  =============    =========     ============    ======

REVENUES. Pro forma combined revenues increased $9.9 million, or 13%, from $76.4 million for the three months ended December 31, 1996, to $86.3 million for the three months ended December 31, 1997. The increase in combined revenues was principally due to higher demand for commercial services related to high rise condominiums and retail establishments, higher demand for residential services under contract with a national provider of multi-family apartments, increased demand for single-family electrical installation, and the acquisition of an electrical supply company in April 1997, which were partially offset by the completion of several large commercial distribution facility projects and the delayed start of several mid-sized commercial projects into January 1998.

COST OF SERVICES. Pro forma combined cost of services increased $8.4 million, or 14%, from $58.7 million for the three months ended December 31, 1996, to $67.1 million for the three months ended December 31, 1997. The increase in pro forma combined cost of services was principally due to additional variable costs associated with the overall increase in revenues and the acquisition of an electrical supply company noted above. As a percentage of pro forma combined revenues, pro forma combined cost of services increased from 77% for the three months ended December 31, 1996, to 78% for the three months ended December 31, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased $0.6 million, or 6%, from $10.1 million for the three months ended December 31, 1996, to $10.7 million for the three months ended December 31, 1997. This increase in pro forma combined selling, general and administrative expenses was primarily attributable to the additional infrastructure necessary to support the overall revenue growth as well as additional selling and administrative expenses associated with the acquisition of an electrical supply company in April 1997. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses decreased from 13% for the three months ended December 31, 1996, to 12% for the three months ended December 31, 1997.

OPERATING INCOME. Pro forma combined operating income increased $0.9 million, or 14%, from $6.7 million for the three months ended December 31, 1996, to $7.6 million for the three months ended December 31, 1997. The increase in pro forma combined operating income was attributable to the factors discussed above. As a percentage of pro forma combined revenues, pro forma combined operating income remained constant at 9% for the three months ended December 31, 1996, as compared to the three months ended December 31, 1997.

HOUSTON-STAFFORD ELECTRIC, INC'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

The following table presents selected historical financial information for the three months ended December 31, 1996 and 1997. The information presented in the table is in thousands of dollars.

                                                           Three Months Ended December 31,
                                                  -------------------------------------------------
                                                    1996           %           1997            %
                                                  --------     --------      --------      --------
Revenues.....................................     $ 17,431          100%     $ 23,851           100%
Cost of services ............................       13,177           75%       18,691            78%
Selling, general & administrative
     expenses ...............................        3,406           20%        7,124            30%
                                                  --------     --------      --------      --------

Operating income (loss)......................     $    848            5%     $ (1,964)           (8%)
                                                  ========     ========      ========      ========


REVENUES. Revenues increased $6.5 million, or 37%, from $17.4 million for the three months ended December 31, 1996, to $23.9 million for the three months ended December 31, 1997. The increase in revenues was principally due to approximately $2.0 million of revenue related to the acquisition of an electrical supply company in April 1997, higher demand for residential services under contract with a national provider of multi-family apartments, and increased demand for single-family electrical installation services.

COST OF SERVICES. Cost of services increased $5.5 million, or 42%, from $13.2 million for the three months ended December 31, 1996, to $18.7 million for the three months ended December 31, 1997. The increase in cost of services was principally due to the acquisition of an electrical supply company in April 1997, and the additional variable costs associated with the increased revenues noted above. As a percentage of revenues, cost of services increased from 75% for the three months ended December 31, 1996, to 78% for the three months ended December 31, 1997. This percentage increase was due to an agreed lower markup on certain materials acquired under the contract for multi-family apartments noted above and additional overtime associated with the overall increase in activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.7 million, or 109%, from $3.4 million for the three months ended December 31, 1996, to $7.1 million for the three months ended December 31, 1997. This increase in selling, general and administrative expenses was primarily attributable to a $4.4 million bonus paid to the owners of Houston-Stafford during the three months ended December 31, 1997, compared to a $1.4 million bonus during the three months ended December 31, 1996. Excluding such bonuses, selling, general and administrative expenses as a percentage of revenues declined from 12% for the three months ended December 31, 1996, to 11% for the three months ended December 31, 1997.

OPERATING INCOME (LOSS). Operating income (loss) decreased $2.8 million, or 332%, from $0.8 million for the three months ended December 31, 1996, to $(2.0) million for the three months ended December 31, 1997. Excluding the owner bonuses noted above, operating income increased $0.2 million, or 8%, from $2.2 million for the three months ended December 31, 1996, to $2.4 million for the three months ended December 31, 1997. As a percentage of revenues, operating income (excluding the owner bonuses noted above) declined from 13% for the three months ended December 31, 1996, to 10% for the three months ended December 31, 1997, due to the increase in cost of services as a percentage of revenues noted above.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOWS

As of December 31, 1997, the Company had, on a pro forma combined basis (after the effect of the Acquisitions and the Offering), cash of $21.1 million and available capacity under its Credit Facility of $65.0 million.

On a pro forma combined basis, the Founding Companies generated $2.1 million (net of $8.8 million of cash bonuses to owners) of net cash from operating activities during the three months ended December 31, 1997. Net cash used in investing activities was $0.4 million on a pro forma combined basis for the three months ended December 31, 1997, primarily for the purchase of fixed assets. Net cash used in financing activities on a pro forma combined basis was $2.4 million for the three months ended December 31, 1997, the most significant component of which was cash distributions to stockholders of $2.3 million during the three months ended December 31, 1997.

The Company has a three-year revolving credit facility of up to $65.0 million (the "Credit Facility") to be used for working capital, capital expenditures, other corporate purposes and acquisitions. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of
(i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Common Stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

On January 30, 1998, the Company completed its Offering of 7,000,000 shares of common stock for which it received net proceeds of approximately $78.8 million. Concurrent with the completion of the Offering, IES acquired the Founding Companies for consideration consisting of $53.4 million in cash and 12,313,025 shares of common stock. Additionally, on February 5, 1998, the Company sold an additional 1,050,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the Offering for net proceeds of $12.7 million. The Company used $8.3 million of the net proceeds from the Offering to retire outstanding third party debt and $15.6 million to pay indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company will use the net proceeds for working capital and general corporate purposes, which are expected to include future acquisitions.

The Company anticipates that its cash flow from operations and proceeds from the Offering will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through 1998.

The Company intends to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with a portion of the net proceeds of the Offering, working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility, as well as issuances of additional equity. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of the Company's business is less subject to seasonal trends, as this work is performed inside structures protected from the weather. The Company's service business is not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company's volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated annual financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes any dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The Company's pro forma earnings per share has been calculated in accordance with SFAS No. 128.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Subsidiaries of the Company are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

         Set forth below is certain information concerning all sales of securities by the Company during the three months ended December 31, 1997, that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On October 17, 1997, the Company issued 50,000 shares of its Common Stock to certain executive officers and key employees at an aggregate cost of $21.

         This transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

         (d)      Use of Proceeds

         On January 26, 1998, the Company commenced its initial public offering of 7,000,000 shares of the Company's common stock, par value $0.01 per share, at $13.00 per share pursuant to a Registration Statement on Form S-1 (333-38715) with respect to 8,050,000 shares of common stock which became effective on January 26, 1998. The managing underwriters of the offering were Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation, SunTrust Equitable Securities Corporation and Sanders Morris Mundy. The Offering, which closed on January 30, 1998, yielded proceeds of $91.0 million. Additionally, on February 5, 1998, the Company sold the entire 1,050,000 shares of its common stock subject to the overallotment option granted to the underwriters in connection with the Offering and yielded additional proceeds of $13.6 million. Of these total proceeds, $7.3 million was retained by the underwriters as their discount and commission and approximately $5.8 million was used to repay expenses incurred in connection with the Offering. Of the approximate $5.8 million in expenses, $3.2 million was paid to a director of the Company in order to repay principal and interest on funds advanced by such director with respect to expenses incurred by the

         Company. A portion of the remaining net proceeds to the Company of $91.5 million were used to pay approximately $53.4 million of partial consideration to the owners of the Founding Companies (including approximately $23.5 million to certain directors of the Company), to retire approximately $8.3 million of outstanding third party debt and pay approximately $15.6 million of indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company will use the remaining net proceeds for working capital and general corporate purposes, which are expected to include future acquisitions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

         27.      Financial Data Schedule

                      INTEGRATED ELECTRICAL SERVICES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.


                                        INTEGRATED ELECTRICAL SERVICES, INC.


Date: February 23, 1998                 By: /s/  JIM P. WISE
                                                 Jim P. Wise
                                                 Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule