Form 10-Q
period 1998-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 1998-05-15
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to     .
                                                 -----  -----

                           Commission File No. 1-13783


                      INTEGRATED ELECTRICAL SERVICES, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                     76-0542208
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          515 Post Oak Boulevard
                 Suite 450
              Houston, Texas                             77027-9408
(Address of principal executive offices)                 (zip code)

       Registrant's telephone number, including area code: (713) 860-1500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of May 11, 1998, of the issuer's common stock was 22,150,025 and of the issuer's restricted voting common stock was 2,655,709.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                        ----
     Item 1.          Financial Statements

         Overview and Basis of Presentation of Financial Statements................................       3
         Pro Forma Combined Statements of Operations
              for the six months ended March 31, 1997 and 1998.....................................       5
         Pro Forma Combined Statements of Operations
              for the three months ended March 31, 1997 and 1998...................................       6
         Consolidated Balance Sheets as of September 30, 1997 and
              March 31, 1998.......................................................................       7
         Consolidated Statements of Operations for the six months ended
              March 31, 1997 and 1998..............................................................       8
         Consolidated Statements of Operations for the three months ended
              March 31, 1997 and 1998..............................................................       9
         Consolidated Statements of Cash Flows for the six months ended
              March 31, 1997 and 1998..............................................................      10
         Consolidated Statements of Cash Flows for the three months ended
              March 31, 1997 and 1998..............................................................      11
         Condensed Notes to Financial Statements...................................................      12

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      16

PART II.      OTHER INFORMATION

     Item 2.          Use of Proceeds..............................................................      25
     Item 6.          Exhibits and Reports on Form 8-K.............................................      25
     Signatures....................................................................................      26

                      INTEGRATED ELECTRICAL SERVICES, INC.

                       OVERVIEW AND BASIS OF PRESENTATION
                            FOR FINANCIAL STATEMENTS


Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation, was founded in June 1997 to create a leading national provider and consolidator of electrical contracting and maintenance services, focusing primarily on the commercial, industrial and residential markets. On January 30, 1998, concurrent with the closing of its initial public offering of stock, IES acquired, in separate transactions (collectively, the "Acquisitions"), for consideration including $53.4 million of cash and 12,313,025 shares of Common Stock, the following 16 companies and related entities engaged in all facets of electrical contracting and maintenance services: Houston-Stafford Electric, Inc. and Stark Investments, Inc., (such two companies, collectively, "Houston-Stafford"), Mills Electrical Contractors, Inc., BW Consolidated, Inc., including Bexar Electric Company, Ltd., and Calhoun Electric Company, Ltd., Pollock Electric Inc., Muth Electric, Inc., Daniel Electrical Contractors, Inc. and Daniel Electrical of Treasure Coast Inc., Amber Electric, Inc., Charles P. Bagby, Co., Inc. and General Partner, Inc., Summit Electric of Texas, Incorporated, Thurman & O'Connell Corporation, Rodgers Electric Company, Inc., Hatfield Electric, Inc., Ace Electric, Inc., Reynolds Electric Corp. and Thomas Popp & Company (the foregoing companies referred to herein as the "Founding Companies").

Pursuant to the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), Houston-Stafford due to its significance is for accounting purposes considered the entity which acquired the other Founding Companies (the "Accounting Acquirer"). As such, the Company's actual results of operations include the results of operations of Houston-Stafford only for periods through January 30, 1998, and all the Founding Companies beginning February 1, 1998. Houston-Stafford's results of operations through January 30, 1998, include for financial statement presentation purposes a non-cash, non-recurring compensation charge of approximately $17.0 million required by the SEC in connection with the Acquisitions and related to a note receivable and rights held by an officer of Houston-Stafford which was exchanged for cash and shares of IES common stock. IES had not conducted any revenue generating activities of its own prior to such time. For the period from inception through January 31, 1998, all of IES's activity related to the completion of its initial public offering of common stock (the "Offering") and the Acquisitions.

The unaudited pro forma combined financial information for the six and three months ended March 31, 1997 and 1998, includes the effects at the beginning of each period presented of (a) the Acquisitions, (b) the Offering (including the underwriters exercise of their overallotment option), (c) the reversal of Houston-Stafford's non-cash, non-recurring compensation charge of approximately $17.0 million related to the Acquisitions as noted above, (d) certain reductions in salaries and benefits to the former owners of the Founding Companies which they agreed would take effect as of the effective date of the Acquisitions, (e) amortization of goodwill resulting from the Acquisitions, (f) reduction in interest income, and (g) additional interest expense on borrowings of $6.4 million to fund certain S corporation distributions.

The unaudited pro forma combined statements of operations are presented herein because the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included under Part I, Item 1 of the Form 10-Q for the quarterly reporting period ended March 31, 1998. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The unaudited pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the companies acquired were not under common control or management, historical consolidated results may not be comparable to, or indicative of, future performance.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Six Months Ended March 31,
                                                            ------------------------------
                                                                1997              1998
                                                            ------------      ------------
Revenues ..............................................     $    147,506      $    173,363

Cost of services ......................................          115,544           134,903
                                                            ------------      ------------

   Gross profit .......................................           31,962            38,460

Selling, general & administrative expenses ............           18,119            20,891
Goodwill amortization .................................            1,924             1,908
                                                            ------------      ------------

   Operating income ...................................           11,919            15,661
                                                            ------------      ------------

Other (income)/expense:
   Interest expense ...................................              506               430
   Interest income ....................................               --              (182)
   (Gain)/loss on sale of asset .......................               --                24
   Other (income)/expense, net ........................             (378)              (91)
                                                            ------------      ------------
                                                                     128               181

Income before income taxes ............................           11,791            15,480

Income tax provision ..................................            5,276             6,736
                                                            ------------      ------------

Net income ............................................     $      6,515      $      8,744
                                                            ============      ============

Basic earnings per share ..............................     $       0.27      $       0.36
                                                            ============      ============
Diluted earnings per share ............................     $       0.27      $       0.36
                                                            ============      ============

Shares used in the pro forma computation
     of earnings per share (Note 4)---
         Basic- .......................................       24,415,336        24,415,336
                                                            ============      ============

         Diluted- .....................................       24,535,336        24,604,197
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

                      INTEGRATED ELECTRICAL SERVICES, INC.

                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                    1997             1998
                                                                                ------------      ------------
Revenues ..................................................................     $     71,128      $     87,021

Cost of services ..........................................................           56,851            67,763
                                                                                ------------     ------------

   Gross profit ...........................................................           14,277            19,258

Selling, general & administrative expenses ................................            8,051            10,220
Goodwill amortization .....................................................              962               946
                                                                                ------------      ------------

   Operating income .......................................................            5,264             8,092
                                                                                ------------      ------------

Other (income)/expense:
   Interest expense .......................................................              289               213
   Interest income ........................................................               --              (182)
   (Gain)/loss on sale of asset ...........................................               --                (5)
   Other (income)/expense, net ............................................             (212)              (91)
                                                                                ------------      ------------
                                                                                          77               (65)

Income before income taxes ................................................            5,187             8,157

Income tax provision ......................................................            2,325             3,505
                                                                                ------------      ------------

Net income ................................................................     $      2,862      $      4,652
                                                                                ============      ============

Basic earnings per share ..................................................     $       0.12      $       0.19
                                                                                ============      ============

Diluted earnings per share.................................................     $       0.12      $       0.19
                                                                                ============      ============

Shares used in the pro forma computation
     of earnings per share (Note 4)---
         Basic- ...........................................................       24,415,336        24,415,336
                                                                                ============      ============

         Diluted- .........................................................       24,535,336        24,710,278
                                                                                ============      ============



    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                September 30,     March 31,
                                                                    1997            1998
                                                                ------------     ----------
                                ASSETS                            (Audited)      (Unaudited)
Cash and cash equivalents ..................................     $    2,492      $   18,284
Accounts receivable, net of allowance of
       $342 in 1997 and $1,786 in 1998 .....................         12,091          65,740
Costs and estimated earnings recognized in
       excess of billings on uncompleted contracts .........            934           4,851
Inventories ................................................          2,878           4,963
Prepaid and other current assets ...........................            568             870
Deferred income taxes ......................................            594           1,220
                                                                 ----------      ----------
   Total current assets ....................................         19,557          95,928

Goodwill ...................................................            958         154,638
Property and equipment, net ................................          2,125          11,752
Other non-current assets ...................................          1,830           1,622
                                                                 ----------      ----------
          Total assets .....................................     $   24,470      $  263,940
                                                                 ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt .......................     $      721      $      458
Accounts payable and accrued expenses ......................          9,549          31,281
Billings in excess of costs and estimated
       earnings recognized on uncompleted contracts ........          2,417          13,107
Income taxes payable .......................................          1,234           2,615
Other current liabilities ..................................            222           1,388
                                                                 ----------      ----------
   Total current liabilities ...............................         14,143          48,849

Long-term debt, net of current maturities ..................            968           6,930
Deferred income taxes ......................................            100             365
Other non-current liabilities ..............................          1,051              77
                                                                 ----------      ----------
   Total liabilities .......................................         16,262          56,221
                                                                 ----------      ----------

Commitments and contingencies

Stockholders' equity:
   Common stock ............................................             32             217
   Restricted common stock .................................             --              27
   Additional paid-in capital ..............................             --         215,649
   Retained earnings (deficit) .............................          8,176          (8,174)
                                                                 ----------      ----------
   Total stockholders' equity ..............................          8,208         207,719
                                                                 ----------      ----------
         Total liabilities and stockholders' equity ........     $   24,470      $  263,940
                                                                 ==========      ==========



    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Six Months Ended March 31,
                                                            ------------------------------
                                                               1997              1998
                                                            ------------      ------------
Revenues ..............................................     $     33,568      $     89,907

Cost of services ......................................           26,259            70,194
                                                            ------------      ------------

   Gross profit .......................................            7,309            19,713

Selling, general & administrative expenses ............            5,551            16,274
Non-cash non-recurring compensation charge
   in connection with the Acquisitions (Note 2) .......               --            17,036
Goodwill amortization .................................               --               640
                                                            ------------      ------------

   Operating income (loss) ............................            1,758           (14,237)

Other (income)/expense:
   Interest (income) expense, net .....................               84                22
   Other income, net ..................................              (76)             (123)
                                                            ------------      ------------
                                                                       8              (101)

Income (loss) before income taxes .....................            1,750           (14,136)

Income tax provision ..................................              769             1,326
                                                            ------------      ------------

Net income (loss) .....................................     $        981      $    (15,462)
                                                            ============      ============

Basic earnings (loss) per share .......................     $       0.29      $      (1.51)
                                                            ============      ============

Diluted earnings (loss) per share .....................     $       0.29      $      (1.51)
                                                            ============      ============

Shares used in the computation
     of earnings per share (Note 4)---
         Basic- .......................................        3,352,039        10,226,953
                                                            ============      ============

         Diluted- .....................................        3,352,039        10,226,953
                                                            ============      ============



    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                1997              1998
                                                            ------------      ------------
Revenues ..............................................     $     16,137      $     66,056

Cost of services ......................................           13,082            51,503
                                                            ------------      ------------

   Gross profit .......................................            3,055            14,553

Selling, general & administrative expenses ............            2,145             9,150
Non-cash non-recurring compensation charge
   in connection with the Acquisitions (Note 2) .......               --            17,036
Goodwill amortization .................................               --               640
                                                            ------------      ------------

   Operating income (loss) ............................              910           (12,273)

Other (income)/expense:
   Interest (income) expense, net .....................               40               (25)
   Other income, net ..................................              (31)              (94)
                                                            ------------      ------------
                                                                       9              (119)

Income (loss) before income taxes .....................              901           (12,154)

Income tax provision ..................................              379             2,146
                                                            ------------      ------------

Net income (loss) .....................................     $        522      $    (14,300)
                                                            ============      ============

Basic earnings (loss) per share .......................     $       0.16      $      (0.84)
                                                            ============      ============

Diluted earnings (loss) per share .....................     $       0.16      $      (0.84)
                                                            ============      ============

Shares used in the computation of
     earnings per share (Note 4)---
         Basic- .......................................        3,352,039        17,101,867
                                                            ============      ============

         Diluted- .....................................        3,352,039        17,101,867
                                                            ============      ============




    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Six Months Ended March 31,
                                                                                -------------------------
                                                                                  1997           1998
                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................     $     981      $ (15,462)
   Adjustments to reconcile net income to net cash
       provided by operating activities --
   Non-cash non-recurring compensation charge (Note 2) ....................            --         17,036
       Depreciation and amortization ......................................           111          1,082
       Gain on sale of property and equipment .............................            (9)            --
       Changes in operating assets and liabilities --
       (Increase) decrease in --
         Accounts receivable ..............................................          (648)        (5,859)
         Inventories ......................................................           (37)           266
         Costs and estimated earnings recognized in
             excess of billings on uncompleted contacts ...................           (61)           601
         Prepaid expenses and other current assets ........................          (116)            79
       Increase (decrease) in ---
         Accounts payable and accrued expenses ............................           690         (2,255)
         Billings in excess of costs and estimated earnings
             recognized on uncompleted contracts ..........................          (358)         2,503
         Other current liabilities ........................................          (232)           815
       Other, net .........................................................           (54)           (75)
                                                                                ---------      ---------
   Net cash provided by (used) in operating activities ....................           267         (1,269)
                                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of assets acquired..........................            --        (35,697)
   Proceeds from sale of property and equipment ...........................            29             82
   Additions to property and equipment ....................................          (239)        (1,629)
   Collections of notes receivable ........................................             4            475
                                                                                ---------      ---------
   Net cash used in investing activities ..................................          (206)       (36,769)
                                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of debt .....................................................         1,655            626
   Payments of debt .......................................................        (1,907)       (20,551)
   Distributions to Founding Company stockholders .........................            --        (17,758)
   Proceeds from initial public offering ..................................            --         91,513
                                                                                ---------      ---------
   Net cash provided by (used in) financing activities ....................          (252)        53,830
                                                                                ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS ..................................................          (191)        15,792
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS, beginning
             of period ....................................................         3,691          2,492
CASH AND CASH EQUIVALENTS, end of period ..................................     $   3,500      $  18,284
                                                                                =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION:
   Cash paid for ---
       Interest ...........................................................     $      63      $      --
       Income taxes........................................................     $   1,204      $      --
       Non-cash property distribution......................................     $      --      $     756



    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                                      ---------------------------
                                                                         1997            1998
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................     $      522      $  (14,300)
   Adjustments to reconcile net income to net cash
       provided by operating activities --
   Non-cash non-recurring compensation charge (Note 2) ..........             --          17,036
       Depreciation and amortization ............................             32             890
       Gain on sale of property and equipment ...................            (11)            (15)
       Changes in operating assets and liabilities --
       (Increase) decrease in --
         Accounts receivable ....................................         (1,098)         (3,993)
         Inventories ............................................            (28)           (147)
         Costs and estimated earnings recognized in
             excess of billings on uncompleted contacts .........            240            (281)
         Prepaid expenses and other current assets ..............             18            (331)
       Increase (decrease) in ---
         Accounts payable and accrued expenses ..................            727            (448)
         Billings in excess of costs and estimated earnings
             recognized on uncompleted contracts ................            335           1,770
         Other current liabilities ..............................            277           1,344
       Other, net ...............................................            (20)           (233)
                                                                      ----------      ----------
   Net cash provided by operating activities ....................            994           1,292
                                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of assets acquired ...............             --         (35,697)
   Proceeds from sale of property and equipment .................             17              --
   Additions to property and equipment ..........................            (91)         (1,406)
   Collections of notes receivable ..............................              4              --
                                                                      ----------      ----------
   Net cash used in investing activities ........................            (70)        (37,103)
                                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of debt ...........................................            850             235
   Payments of debt .............................................           (956)        (20,551)
   Distributions to Founding Company stockholders ...............             --         (17,626)
   Proceeds from initial public offering ........................             --          91,513
                                                                      ----------      ----------
   Net cash provided by (used in) financing activities ..........           (106)         53,571
                                                                      ----------      ----------
NET INCREASE IN CASH AND CASH
             EQUIVALENTS ........................................            818          17,760
                                                                      ----------      ----------
CASH AND CASH EQUIVALENTS, beginning
             of period ..........................................          2,682             524
CASH AND CASH EQUIVALENTS, end of period ........................     $    3,500      $   18,284
                                                                      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH
             FLOW INFORMATION:
   Cash paid for ---
       Interest .................................................     $       40      $       --
       Income taxes .............................................     $       54      $       --
       Non-cash property distribution ...........................     $       --      $      756





    The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OVERVIEW

The accompanying unaudited condensed historical financial statements of the Company and the accompanying unaudited pro forma combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 and Article 11 of Regulation S-X, respectively. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Registration Statement on Form S-1 (No. 333-38715) (the "Registration Statement"), as amended, filed by IES with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Historical operating results for the six and three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

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

2. INITIAL PUBLIC OFFERING, FOUNDING COMPANY ACQUISITIONS, AND NON-CASH, NON-RECURRING COMPENSATION CHARGE

On January 30, 1998, the Company completed its initial public offering of its stock, which involved the sale to the public of 7,000,000 shares of the Company's common stock at $13.00 per share. The Company received net proceeds from the Offering of approximately $78.8 million. Concurrent with the completion of the Offering, IES acquired the Founding Companies for consideration consisting of $53.4 million in cash and 12,313,025 shares of common stock. Additionally, on February 5, 1998, the Company sold 1,050,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the Offering for net proceeds of approximately $12.7 million. The Company used approximately $7.6 million of the net proceeds from the Offering to retire outstanding third party debt and approximately $16.0 million to pay indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company will use the remaining net proceeds for working capital and general corporate purposes, which are expected to include future acquisitions.

The Founding Companies had pro forma combined revenues of $312.7 million for the year ended September 30, 1997. Pursuant to the SEC's SAB 97, Houston-Stafford due to its significance is for accounting purposes considered the entity which acquired the other Founding Companies. As such, the Company's actual results of operations for the six and three months ended March 31, 1997 and 1998, respectively, include the results of operations of Houston-Stafford only for periods through January 30, 1998 (the date of the Acquisitions), and all the Founding Companies beginning February 1, 1998.

Houston-Stafford's results of operations through January 30, 1998, include for financial statement presentation purposes a non-cash, non-recurring compensation charge of approximately $17.0 million required by the SEC in connection with the Acquisitions and related to a note receivable and rights held by an officer of Houston-Stafford which was exchanged for cash and shares of IES Common Stock (see Overview and Basis of Presentation for Financial Statements).

3.       LONG-TERM DEBT

The Company has a $70.0 million credit facility with NationsBank of Texas, N.A. as agent (the "Credit Facility"). The Credit Facility matures on January 31, 2001, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of debt to EBITDA (as defined). An annual commitment fee from 0.25% to 0.375% is payable on any unused portion of the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. As of March 31, 1998, no amounts have been borrowed under the Credit Facility.

The Credit Facility will be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, and (iii) restrictions on liens, guarantees and dividends.

4.       PER SHARE INFORMATION

In October 1997, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share calculations are based on the weighted average number of common shares outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and common equivalent shares from the assumed exercise of outstanding stock options.

Upon completion of the Acquisitions, the Offering, and the exercise of the underwriters' overallotment option for 1,050,000 shares, the Company had 21,759,627 shares of its common stock and 2,655,709 shares of its restricted voting common stock issued and outstanding. As of March 31, 1998, the Company had outstanding options to purchase up to a total of (i) approximately 2,746,000 shares of Common Stock issued pursuant to the Company's 1997 Stock Plan, and
(ii) 15,000 shares of Common Stock issued pursuant to the Company's 1997 Directors Stock Plan. The shares used to calculate the pro forma and historical earnings per share for the periods presented are summarized as follows:

                                                       Six Months Ended March 31,
                                                       -------------------------
                                                          1997           1998
                                                       ----------     ----------
Pro Forma -
   Weighted average shares outstanding ...........     24,415,336     24,415,336
   Weighted average equivalent shares
     from outstanding stock options ..............        120,000        188,861
                                                       ----------     ----------
                                                       24,535,336     24,604,197
                                                       ==========     ==========
Historical -
   Weighted average shares outstanding ...........      3,352,039     10,226,953
                                                       ==========     ==========

                                                      Three Months Ended March 31,
                                                       -------------------------
                                                          1997            1998
                                                       ----------     ----------
Pro Forma -
   Weighted average shares outstanding ...........     24,415,336     24,415,336
   Weighted average equivalent shares
     from outstanding stock options ..............        120,000        294,942
                                                       ----------     ----------
                                                       24,535,336     24,710,278
                                                       ==========     ==========
Historical -
   Weighted average shares outstanding ...........      3,352,039     17,101,867
                                                       ==========     ==========

The weighted average equivalent shares from outstanding stock options are excluded from the historical earnings (loss) per share calculations for the six and three month periods ended March 31, 1998, because the effect would be anti-dilutive.

5.       INVENTORIES

Inventories consist of parts and supplies held for use in the ordinary course of business and are generally valued at the lower of cost or market using the first-in, first-out (FIFO) method.

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

7.       SUBSEQUENT EVENTS:

Subsequent to March 31, 1998, the Company completed the acquisitions of Howard Brothers Electric Co., Inc., in Charlotte, NC; Galbraith Electric Co., Inc., in Abilene, TX; Paulin Electric Co., Inc., in Louisville, KY; J.W. Gray Electric Co., in Houston, TX; and Aladdin-Ward Electric, Inc., in Sarasota, FL. All of the acquisitions were accounted for using the purchase method of accounting. These five companies had combined 1997 historical annualized revenues of approximately $42 million.

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

RESULTS OF OPERATIONS

The pro forma financial information for the six and three months ended March 31, 1997 and 1998, include the effects at the beginning of each period presented of
(a) the Acquisitions, (b) the Offering (including the underwriters exercise of their overallotment option), (c) the reversal of Houston-Stafford's non-cash, non-recurring compensation charge of approximately $17.0 million related to the Acquisitions, (d) certain reductions in salaries and benefits to the former owners of the Founding Companies which they agreed would take effect as of the effective date of the Acquisitions, (e) amortization of goodwill resulting from the Acquisitions, (f) reduction in interest income, and (g) additional interest expense on borrowings of $6.4 million that would have been necessary to fund certain S corporation distributions.

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

PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1998

The following table presents selected pro forma combined historical financial information for the six months ended March 31, 1997 and 1998. The information presented in the table is in thousands of dollars.

                                                                 Six Months Ended March 31,
                                                       ----------------------------------------------
                                                          1997          %           1998          %
                                                       ----------     -----      ----------     -----
Revenues .........................................     $  147,506       100%     $  173,363       100%
Cost of services .................................        115,544        78%        134,903        78%
Selling, general & administrative
     expenses ....................................         18,119        12%         20,891        12%
Goodwill amortization ............................          1,924         2%          1,908         1%
                                                       ----------     -----      ----------     -----

Operating income..................................     $   11,919         8%     $   15,661         9%
                                                       ==========     =====      ==========     =====

REVENUES. Pro forma combined revenues increased $25.9 million, or 18%, from $147.5 million for the six months ended March 31, 1997, to $173.4 million for the six months ended March 31, 1998. The increase in combined revenues was principally due to higher demand for commercial services related to high rise condominiums and retail establishments, higher demand for multi-family apartments, increased demand for single-family electrical installation, and the acquisition of an electrical supply company in 1997, which were partially offset by the completion of several large manufacturing and distribution facility projects and the delayed start of several mid-sized commercial projects. The 1997 results were also negatively affected by an abnormally harsh winter in South Dakota and the impact of extended wet weather on residential construction in Texas.

COST OF SERVICES. Pro forma combined cost of services increased $19.4 million, or 17%, from $115.5 million for the six months ended March 31, 1997, to $134.9 million for the six months ended March 31, 1998. The increase in pro forma combined cost of services was principally due to additional variable costs associated with the overall increase in revenues and the acquisition of an electrical supply company noted above. As a percentage of pro forma combined revenues, pro forma combined cost of services remained constant at 78% over the periods presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased $2.8 million or 15% from $18.1 million for the six months ended March 31, 1997, to $20.9 million for the six months ended March 31, 1998. The increase in pro forma combined selling, general and administrative expenses was principally due to additional variable costs associated with the overall increase in revenues and the acquisition of an electrical supply company noted above. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses remained constant at 12% of revenue for the six months ended March 31, 1997 and 1998, respectively.

OPERATING INCOME. Pro forma combined operating income increased $3.8 million, or 32%, from $11.9 million for the six months ended March 31, 1997, to $15.7 million for the six months ended March 31, 1998. The increase in pro forma combined operating income was attributable to the factors discussed above. As a percentage of pro forma combined revenues, pro forma combined operating income increased from 8% for the six months ended March 31, 1997, to 9% for the six months ended March 31, 1998.


PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

The following table presents selected pro forma combined historical financial information for the three months ended March 31, 1997 and 1998. The information presented in the table is in thousands of dollars.

                                                                 Three Months Ended March 31,
                                                       -----------------------------------------------
                                                          1997          %           1998          %
                                                       ----------     -----      ----------     ------
Revenues..........................................     $   71,128       100%     $   87,021        100%
Cost of services .................................         56,851        80%         67,763         78%
Selling, general & administrative
     expenses ....................................          8,051        11%         10,220         12%
Goodwill amortization ............................            962         1%            946          1%
                                                       ----------     -----      ----------     ------

Operating income..................................     $    5,264         8%     $    8,092          9%
                                                       ==========     =====      ==========     ======

REVENUES. Pro forma combined revenues increased $15.9 million, or 22%, from $71.1 million for the three months ended March 31, 1997, to $87.0 million for the three months ended March 31, 1998. The increase in combined revenues was principally due to higher demand for commercial services related to high rise condominiums and retail establishments, higher demand for multi-family apartments, increased demand for single-family electrical installation, and the acquisition of an electrical supply company in 1997, which were partially offset by the delayed start of several mid-sized commercial projects. The 1997 results were also negatively affected by an abnormally harsh winter in South Dakota and the impact of extended wet weather on residential construction in Texas.

COST OF SERVICES. Pro forma combined cost of services increased $10.9 million, or 19%, from $56.9 million for the three months ended March 31, 1997, to $67.8 million for the three months ended March 31, 1998. The increase in pro forma combined cost of services was principally due to additional variable costs associated with the overall increase in revenues and the acquisition of an electrical supply company noted above. As a percentage of pro forma combined revenues, pro forma combined cost of services decreased from 80% for the three months ended March 31, 1997, to 78% for the three months ended March 31, 1998. This decrease was primarily attributable to the significant revenue growth in the current year, as well as lower margins in the prior year due to inclement weather in Texas and South Dakota, and to a lesser extent the redistribution of labor after the completion of several large manufacturing and distribution projects in December 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased $2.1 million, or 26%, from $8.1 million for the three months ended March 31, 1997, to $10.2 million for the three months ended March 31, 1998. This increase in pro forma combined selling, general and administrative expenses was primarily attributable to the additional variable costs necessary to support the overall increase in revenues and the acquisition of an electrical supply company noted above. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses increased from 11% for the three months ended March 31, 1997, to 12% for the three months ended March 31, 1997.

OPERATING INCOME. Pro forma combined operating income increased $2.8 million, or 53%, from $5.3 million for the three months ended March 31, 1997, to $8.1 million for the three months ended March 31, 1998. The increase in pro forma combined operating income was attributable to the factors discussed above. As a percentage of pro forma combined revenues, pro forma combined operating income increased from 7% for the three months ended March 31, 1997, to 9% for the three months ended March 31, 1998.

HISTORICAL RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1998

The following table presents selected historical financial information for the six months ended March 31, 1997 and 1998. The historical results of operations presented below include the results of operations of Houston-Stafford for the six months ended March 31, 1997 and 1998, which results include the results of operations of IES and the other Founding Companies beginning February 1, 1998. See Overview and Basis of Presentation of Financial Statements for further discussion. The information presented in the table is in thousands of dollars.

                                                                  Six Months Ended March 31,
                                                       -----------------------------------------------
                                                          1997          %            1998          %
                                                       ----------     ------      ----------     -----
Revenues..........................................     $   33,568        100%     $   89,907       100%
Cost of services .................................         26,259         78%         70,194        78%
Selling, general & administrative
     expenses ....................................          5,551         17%         16,274        18%
Goodwill amortization ............................             --         --%            640         1%
                                                       ----------     ------      ----------     -----

Operating income before non-cash
     non-recurring compensation
     charge in connection with
     the Acquisitions.............................     $    1,758          5%     $    2,799         3%
                                                       ==========     ======      ==========     =====

REVENUES. Revenues increased $56.3 million, or 168%, from $33.6 million for the six months ended March 31, 1997, to $89.9 million for the six months ended March 31, 1998. The increase in revenues was principally due to approximately $43.3 million of revenue related to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, higher demand national multi-family apartments, and increased demand for single-family electrical installation services in Houston.

COST OF SERVICES. Cost of services increased $43.9 million, or 167%, from $26.3 million for the six months ended March 31, 1997, to $70.2 million for the six months ended March 31, 1998. The increase in cost of services was principally due to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, and the additional variable costs associated with the increased revenues noted above. As a percentage of revenues, cost of services remained constant at 78% for the six months ended March 31, 1997, compared to the six months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.7 million, or 191%, from $5.6 million for the six months ended March 31, 1997, to $16.3 million for the six months ended March 31, 1998. This increase in selling, general and administrative expenses was primarily attributable to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, and to a $5.6 million bonus paid to the owners of Houston-Stafford during the four months ended in January 1998, compared to a $1.5 million bonus during the four months ended in January, 1997. Excluding such bonuses, selling, general and administrative expenses as a percentage of revenues remained constant at 12% for the six months ended March 31, 1997, compared to the six months ended March 31, 1998.

OPERATING INCOME. Operating income increased $1.0 million, or 56%, from $1.8 million for the six months ended March 31, 1997, to $2.8 million for the six months ended March 31, 1998. Excluding the owner bonuses noted above, operating income increased $5.1 million, or 155%, from $3.3 million for the six months ended March 31, 1997, to $8.4 million for the six months ended March 31, 1998. This increase in operating income is primarily attributed to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998. As a percentage of revenues, operating income (excluding the owner bonuses noted above) decreased from 10% for the six months ended March 31, 1997, to 9% for the six months ended March 31, 1998.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

The following table presents selected historical financial information for the three months ended March 31, 1997 and 1998. The historical results of operations presented below include the results of operations of Houston-Stafford for the three months ended March 31, 1997 and 1998, which results include the results of operations of IES and the other Founding Companies beginning February 1, 1998. See Overview and Basis of Presentation of Financial Statements for further discussion. The information presented in the table is in thousands of dollars.

                                                                 Three Months Ended March 31,
                                                       ----------------------------------------------
                                                          1997          %           1998          %
                                                       ----------     -----      ----------     -----
Revenues .........................................     $   16,137       100%     $   66,056       100%
Cost of services .................................         13,082        81%         51,503        78%
Selling, general & administrative
     expenses ....................................          2,145        13%          9,150        14%
Goodwill amortization ............................             --        --%            640         1%
                                                       ----------     -----      ----------     -----

Operating income before non-cash
     non-recurring compensation
     charge in connection with
     the Acquisitions ............................     $      910         6%     $    4,763         7%
                                                       ==========     =====      ==========     =====

REVENUES. Revenues increased $50.0 million, or 310%, from $16.1 million for the three months ended March 31, 1997, to $66.1 million for the three months ended March 31, 1998. The increase in revenues was principally due to approximately $43.3 million of revenue related to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, higher demand for residential services under contract with a national provider of multi-family apartments, and increased demand for single-family electrical installation services in Houston.

COST OF SERVICES. Cost of services increased $38.4 million, or 293%, from $13.1 million for the three months ended March 31, 1997, to $51.5 million for the three months ended March 31, 1998. The increase in cost of services was principally due to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, and the additional variable costs associated with the increased revenues noted above. As a percentage of revenues, cost of services decreased from 81% for the three months ended March 31, 1997, to 78% for the three months ended March 31, 1998. This decrease was due to Houston-Stafford's lower markup on certain materials acquired under significant contracts for multi-family apartments and additional overtime in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.1 million, or 338%, from $2.1 million for the three months ended March 31, 1997, to $9.2 million for the three months ended March 31, 1998. This increase in selling, general and administrative expenses was primarily attributable to the Acquisitions of the

Founding Companies (excluding Houston-Stafford) on January 30, 1998, and to a $1.2 million bonus paid to the owners of Houston-Stafford during the one month ended January 31, 1998, compared to a $0.1 million bonus during the three months ended March 31, 1997. Excluding such bonuses, selling, general and administrative expenses as a percentage of revenues remained constant at 12% for the six months ended March 31, 1997, compared to the six months ended March 31, 1998.

OPERATING INCOME. Operating income increased $3.9 million, or 433%, from $0.9 million for the three months ended March 31, 1997, to $4.8 million for the three months ended March 31, 1998. Excluding the owner bonuses noted above, operating income increased $5.0 million, or 500%, from $1.0 million for the three months ended March 31, 1997, to $6.0 million for the three months ended March 31, 1998. This increase in operating income is primarily attributed to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998. As a percentage of revenues, operating income (excluding the owner bonuses noted above) increased from 6% for the three months ended March 31, 1997, to 9% for the three months ended March 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOWS

As of March 31, 1998, the Company had cash of $18.8 million and available capacity under its Credit Facility of $70.0 million.

The Company has a three-year revolving credit facility of up to $70.0 million (the "Credit Facility") to be used for working capital, capital expenditures, other corporate purposes and acquisitions. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of
(i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Common Stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

On January 30, 1998, the Company completed its Offering of 7,000,000 shares of common stock for which it received net proceeds of approximately $78.8 million. Concurrent with the completion of the Offering, IES acquired the Founding Companies for consideration consisting of $53.4 million in cash and 12,313,025 shares of common stock. Additionally, on February 5, 1998, the Company sold an additional 1,050,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the Offering for net proceeds of $12.7 million. The Company used $7.6 million of the net proceeds from the Offering to retire outstanding third party debt and $16.0 million to pay indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company will use the net proceeds for working capital and general corporate purposes, which are expected to include future acquisitions.

The Company anticipates that its cash flow from operations and proceeds from the Offering will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through 1998.

Through May 15, 1998, the Company has acquired five companies in addition to the Founding Companies with annualized revenues of approximately $42 million. The cash component of the consideration paid for these companies was funded with existing cash.

The Company has signed letters of intent with eight companies with aggregate revenue of $160 million. These transactions are subject to due diligence, regulatory approval, and customary closing conditions, as such there is no assurance that these transactions will be consummated.

The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with a portion of the net proceeds of the Offering, working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility, as well as issuances of additional equity. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of the Company's business is less subject to seasonal trends, as this work is performed inside structures protected from the weather. The Company's service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company's volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes any dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The Company's pro forma and historical earnings per share have been calculated in accordance with SFAS No. 128.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, at which time the Company will adopt the provision. This statement is not anticipated to have a material impact on the Company's financial disclosures.

YEAR 2000 DATE CONVERSION

The Company is in the process of identifying and evaluating its potential Year 2000 software issues. The Company does not currently expect that the cost of addressing Year 2000 issues will materially exceed the cost of normal software upgrades and replacements expected to occur through the Year 2000.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                           PART II. OTHER INFORMATION



ITEM 2. USE OF PROCEEDS

         (d)       Use of Proceeds

         On January 26, 1998, the Company commenced its initial public offering of 7,000,000 shares of the Company's common stock, par value $0.01 per share, at $13.00 per share pursuant to a Registration Statement on Form S-1 (333-38715) with respect to 8,050,000 shares of common stock which became effective on January 26, 1998. The managing underwriters of the offering were Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation, SunTrust Equitable Securities Corporation and Sanders Morris Mundy. The Offering, which closed on January 30, 1998, yielded proceeds of $91.0 million. Additionally, on February 5, 1998, the Company sold the entire 1,050,000 shares of its common stock subject to the overallotment option granted to the underwriters in connection with the Offering and yielded additional proceeds of $13.6 million. Of these total proceeds, $7.3 million was retained by the underwriters as their discount and commission and approximately $5.8 million was used to repay expenses incurred in connection with the Offering. Of the approximate $5.8 million in expenses, $3.2 million was paid to a director of the Company in order to repay principal and interest on funds advanced by such director with respect to expenses incurred by the Company. A portion of the remaining net proceeds to the Company of $91.5 million were used to pay approximately $53.4 million of partial consideration to the owners of the Founding Companies (including approximately $23.5 million to certain directors of the Company), to retire approximately $7.6 million of outstanding third party debt and pay approximately $16.0 million of indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company will use the remaining net proceeds for working capital and general corporate purposes, which are expected to include future acquisitions.

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


                                  INTEGRATED ELECTRICAL SERVICES, INC.


Date: May 15, 1998                By: /s/ JIM P. WISE
                                          Jim P. Wise
                                          Senior Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   27.              Financial Data Schedule