Form 10-Q
period 1998-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 1998-08-14
CIK 1048268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from_____to_____.


                          Commission File No. 1-13783


                      INTEGRATED ELECTRICAL SERVICES, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                                          76-0542208
   (State or other jurisdiction of
    incorporation or organization)                                 (I.R.S. Employer Identification No.)

                             515 Post Oak Boulevard
                                   Suite 450
                                 Houston, Texas         77027-9408
             (Address of principal executive offices)   (zip code)

       Registrant's telephone number, including area code: (713) 860-1500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of August 14, 1998, of the issuer's common stock was 25,668,614 and of the issuer's restricted voting common stock was 2,655,709.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    ----
    Item 1.          Financial Statements
         Overview and Basis of Presentation of Financial Statements . . . . . . . . . . . . .         3
         Supplemental Pro Forma Combined Statements of Operations
             for the nine months ended June 30, 1997 and 1998 . . . . . . . . . . . . . . . .         5
         Supplemental Pro Forma Combined Statement of Operations
             for the three months ended June 30, 1997 and
             Historical Statement of Operations
             for the three months ended June 30, 1998 . . . . . . . . . . . . . . . . . . . .         6
         Consolidated Balance Sheets as of September 30, 1997 and
             June 30, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7
         Consolidated Statements of Operations for the nine months ended
             June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8
         Consolidated Statements of Operations for the three months ended
             June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
         Consolidated Statement of Stockholders' Equity for the nine months ended
             June 30, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
         Consolidated Statements of Cash Flows for the nine months ended
             June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
         Consolidated Statements of Cash Flows for the three months ended
             June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
         Condensed Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . .        13

    Item 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . .        17

PART II.         OTHER INFORMATION

    Item 2.          Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26
    Item 6.          Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .        26
    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27

                      INTEGRATED ELECTRICAL SERVICES, INC.

                       OVERVIEW AND BASIS OF PRESENTATION
                            FOR FINANCIAL STATEMENTS


Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation, was founded in June 1997 to create a leading national provider and consolidator of electrical contracting and maintenance services, focusing primarily on the commercial, industrial and residential markets. On January 30, 1998, concurrent with the closing of its initial public offering ("IPO" or "Offering") of common stock, IES acquired, in separate transactions, for consideration including $53.4 million of cash and 12,313,025 shares of Common Stock, 16 companies and related entities engaged in all facets of electrical contracting and maintenance services (collectively, the "Founding Companies" or the "Founding Company Acquisitions"). Subsequent to its IPO, and through June 30, 1998, the Company has acquired 11 additional electrical contracting and maintenance businesses for approximately $30.9 million of cash and 3,519,023 shares of common stock (the "Post IPO Acquisitions"). Of these 11 Post IPO Acquisitions, 10 were accounted for using the purchase method of accounting (the "Purchased Companies") and one was accounted for using the pooling-of-interests method of accounting (the "Pooled Company").

Pursuant to the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), Houston-Stafford due to its significance is for accounting purposes considered the entity which acquired the other Founding Companies and IES (the "Accounting Acquirer"). As such, the Company's consolidated financial statements through January 30, 1998, include the results of operations of Houston-Stafford and the Pooled Company. The Founding Companies are included in the Company's results of operations beginning February 1, 1998, and the Purchased Companies beginning on their respective dates of acquisition. Houston-Stafford's results of operations through January 30, 1998, include for financial statement presentation purposes a non-cash, non-recurring compensation charge of approximately $17.0 million required by the SEC in connection with a note receivable and rights held by an officer of Houston-Stafford which was exchanged for cash and shares of IES common stock. IES had not conducted any revenue generating activities of its own prior to such time. For the period from inception through January 30, 1998, all of IES's activity related to the completion of its IPO and the Founding Company Acquisitions.

The unaudited supplemental pro forma combined financial information for the nine months ended June 30, 1997 and 1998, and the three months ended June 30, 1997, assumes the results of operations include the Founding Companies as if they had been acquired at the beginning of each period presented and have been restated to include the pro forma results of operations of the Pooled Company. Additional pro forma adjustments include: (a) the reversal of Houston-Stafford's non-cash, non-recurring compensation charge of approximately $17.0 million as noted above, (b) certain reductions in salaries, bonuses, benefits and lease payments to the former owners of the Founding Companies and the Pooled Company which they agreed would take effect as of the effective date of their respective acquisitions, (c) amortization of goodwill resulting from the Founding Company Acquisitions, and (d) elimination of interest income and increased interest expense on borrowings of $6.4 million to fund certain S corporation distributions related to the Founding Company Acquisitions. The Purchased Companies have been included in the Company's results of operations beginning on their respective dates of acquisition.

This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included in this Form 10-Q for the period ended June 30, 1998. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The unaudited supplemental pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the companies acquired were not under common control or management, historical results may not be comparable to, or indicative of, future performance.

                      INTEGRATED ELECTRICAL SERVICES, INC.

            SUPPLEMENTAL PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                         Nine Months Ended June 30,
                                                                ------------------------------------------
                                                                        1997                     1998
                                                                ------------------       -----------------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .    $          250,296       $         303,077

 Cost of services  . . . . . . . . . . . . . . . . . . . . .               198,888                 238,129
                                                                ------------------       -----------------
      Gross Profit   . . . . . . . . . . . . . . . . . . . .                51,408                  64,948

 Selling, general & administrative expenses  . . . . . . . .                27,849                  34,085
 Goodwill amortization   . . . . . . . . . . . . . . . . . .                 2,886                   3,012
                                                                ------------------       -----------------
      Operating income   . . . . . . . . . . . . . . . . . .                20,673                  27,851
                                                                ------------------       -----------------
 Other (income)/expense:
      Interest expense   . . . . . . . . . . . . . . . . . .                   816                     678
      Interest income  . . . . . . . . . . . . . . . . . . .                   (69)                   (469)
      Gain on sale of assets   . . . . . . . . . . . . . . .                     -                    (151)
      Other (income)/expense, net  . . . . . . . . . . . . .                  (406)                   (122)
                                                                ------------------       -----------------
                                                                               341                     (64)

 Income before income taxes  . . . . . . . . . . . . . . . .                20,332                  27,915

 Income tax provision  . . . . . . . . . . . . . . . . . . .                 8,873                  11,852
                                                                ------------------       -----------------
 Net income  . . . . . . . . . . . . . . . . . . . . . . . .    $           11,459       $          16,063
                                                                ==================       =================

 Basic earnings per share  . . . . . . . . . . . . . . . . .    $              .45       $             .62
                                                                ==================       =================
 Diluted earnings per share  . . . . . . . . . . . . . . . .    $              .45       $             .61
                                                                ==================       =================
 Shares used in the pro forma computation
      of earnings per share (Note 5)-

      Basic-   . . . . . . . . . . . . . . . . . . . . . . .            25,555,336              25,859,032
                                                                ==================       =================

      Diluted-   . . . . . . . . . . . . . . . . . . . . . .            25,675,336              26,216,281
                                                                ==================       =================

                      INTEGRATED ELECTRICAL SERVICES, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                            Three Months Ended June 30,
                                                                    ----------------------------------------
                                                                           1997                    1998
                                                                    -----------------      -----------------
                                                                    (supplemental pro
                                                                          forma)
   Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .    $         87,258       $         115,287

   Cost of services  . . . . . . . . . . . . . . . . . . . . . .              69,539                  91,294
                                                                    -----------------      -----------------
        Gross Profit   . . . . . . . . . . . . . . . . . . . . .              17,719                  23,993

   Selling, general & administrative expenses  . . . . . . . . .               8,976                  12,190
   Goodwill amortization   . . . . . . . . . . . . . . . . . . .                 962                   1,103
                                                                    -----------------      -----------------
        Operating income   . . . . . . . . . . . . . . . . . . .               7,781                  10,700
                                                                    -----------------      -----------------

   Other (income)/expense:
        Interest expense   . . . . . . . . . . . . . . . . . . .                 299                     235
        Interest income  . . . . . . . . . . . . . . . . . . . .                 (19)                   (201)
        Gain on sale of assets   . . . . . . . . . . . . . . . .                   -                    (180)
        Other (income)/expense, net  . . . . . . . . . . . . . .                 (28)                    (26)
                                                                    -----------------      -----------------
                                                                                 252                    (172)

   Income before income taxes  . . . . . . . . . . . . . . . . .               7,529                  10,872

   Income tax provision  . . . . . . . . . . . . . . . . . . . .               3,184                   4,491
                                                                    -----------------      -----------------
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . .    $          4,345       $           6,381
                                                                    =================      =================

   Basic earnings per share  . . . . . . . . . . . . . . . . . .    $            .17       $             .24
                                                                    =================      =================

   Diluted earnings per share  . . . . . . . . . . . . . . . . .    $            .17       $             .24
                                                                    =================      =================
   Shares used in the computation
        of earnings per share (Note 5)-

        Basic-   . . . . . . . . . . . . . . . . . . . . . . . .          25,555,336              26,475,914
                                                                    =================      =================

        Diluted-   . . . . . . . . . . . . . . . . . . . . . . .          25,675,336              27,151,005
                                                                    =================      =================

 The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      September 30,             June 30,
                                                                           1997                   1998
                                                                    ------------------     ------------------
                                                                        (Audited)              (Unaudited)
                                                                   (restated - note 3)

                               ASSETS

   Cash and cash equivalents   . . . . . . . . . . . . . . . . .    $            4,154     $           13,337
   Accounts receivable, net of allowance of
        $537 in 1997 and $3,083 in 1998  . . . . . . . . . . . .                18,898                107,458
   Inventories   . . . . . . . . . . . . . . . . . . . . . . . .                 2,878                  5,917
   Costs and estimated earnings recognized in
        excess of billings on uncompleted contracts  . . . . . .                 1,368                  7,671
   Prepaid and other current assets  . . . . . . . . . . . . . .                 1,173                  2,168
                                                                    ------------------     ------------------
        Total current assets   . . . . . . . . . . . . . . . . .                28,471                136,551

   Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . .                   970                208,699
   Property and equipment, net   . . . . . . . . . . . . . . . .                 4,110                 16,769
   Other non-current assets  . . . . . . . . . . . . . . . . . .                 2,243                  1,478
                                                                    ------------------     ------------------
             Total assets  . . . . . . . . . . . . . . . . . . .    $           35,794     $          363,497
                                                                    ==================     ==================

          LIABILITIES AND STOCKHOLDER'S EQUITY

   Current maturities of long-term debt  . . . . . . . . . . . .    $              879     $              516
   Accounts payable and accrued expenses   . . . . . . . . . . .                13,582                 49,859
   Billings in excess of costs and estimated
        earnings recognized on uncompleted contracts   . . . . .                 2,417                 24,207
   Income taxes payable  . . . . . . . . . . . . . . . . . . . .                 2,083                  2,759
   Other current liabilities   . . . . . . . . . . . . . . . . .                   575                  1,706
                                                                    ------------------     ------------------
        Total current liabilities  . . . . . . . . . . . . . . .                19,536                 79,047

   Long-term bank debt   . . . . . . . . . . . . . . . . . . . .                   261                 20,000
   Long-term debt, net of current maturities   . . . . . . . . .                 1,380                  8,628
   Other non-current liabilities   . . . . . . . . . . . . . . .                 1,981                    440
                                                                    ------------------     ------------------
             Total liabilities   . . . . . . . . . . . . . . . .                23,158                108,115
                                                                    ------------------     ------------------
   Commitments and contingencies

   Stockholders' equity:
        Common stock   . . . . . . . . . . . . . . . . . . . . .                    45                    253
        Restricted common stock  . . . . . . . . . . . . . . . .                     -                     27
        Additional paid-in capital   . . . . . . . . . . . . . .                   887                252,445
        Retained earnings  . . . . . . . . . . . . . . . . . . .                11,704                  2,657
                                                                    ------------------     ------------------
        Total stockholders' equity   . . . . . . . . . . . . . .                12,636                255,382
                                                                    ------------------     ------------------
             Total liabilities and stockholders' equity  . . . .    $           35,794     $          363,497
                                                                    ==================     ==================

 The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            Nine Months Ended June 30,
                                                                    ----------------------------------------
                                                                           1997                    1998
                                                                    ----------------       -----------------
                                                                       (restated -
                                                                         note 3)
  Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         79,847       $         219,620

  Cost of services  . . . . . . . . . . . . . . . . . . . . . . .             65,189                 173,420
                                                                    ----------------       -----------------
       Gross Profit . . . . . . . . . . . . . . . . . . . . . . .             14,658                  46,200

  Selling, general & administrative expenses  . . . . . . . . . .             10,170                  29,467
  Non-cash non-recurring compensation charge in connection
       with the Founding Company Acquisitions (Note 2)  . . . . .                  -                  17,036
  Goodwill amortization . . . . . . . . . . . . . . . . . . . . .                  -                   1,743
                                                                    ----------------       -----------------
       Operating income(loss) . . . . . . . . . . . . . . . . . .              4,488                  (2,046)
                                                                    ----------------       -----------------
  Other (income)/expense:
       Interest expense . . . . . . . . . . . . . . . . . . . . .                143                     269
       Interest income  . . . . . . . . . . . . . . . . . . . . .                (69)                   (288)
       Gain on sale of assets . . . . . . . . . . . . . . . . . .               (140)                   (195)
       Other (income)/expense, net  . . . . . . . . . . . . . . .                 22                    (134)
                                                                    ----------------       -----------------
                                                                                 (44)                   (348)

  Income(loss) before income taxes  . . . . . . . . . . . . . . .              4,532                  (1,698)

  Income tax provision  . . . . . . . . . . . . . . . . . . . . .              1,847                   6,443
                                                                    ----------------       -----------------
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .   $          2,685       $          (8,141)
                                                                    ================       =================

  Basic earnings (loss) per share . . . . . . . . . . . . . . . .   $            .60       $            (.49)
                                                                    ================       =================

  Diluted earnings (loss) per share . . . . . . . . . . . . . . .   $            .60       $            (.49)
                                                                    ================       =================
  Shares used in the computation
       Of earnings (loss) per share (Note 5)-

       Basic- . . . . . . . . . . . . . . . . . . . . . . . . . .          4,492,039              16,757,359
                                                                    ================       =================

       Diluted- . . . . . . . . . . . . . . . . . . . . . . . . .          4,492,039              16,757,359
                                                                    ================       =================

 The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                           Three Months Ended June 30,
                                                                    ---------------------------------------
                                                                          1997                    1998
                                                                    ----------------      -----------------
                                                                  (restated - note 3)
  Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        30,746       $         115,287

  Cost of services  . . . . . . . . . . . . . . . . . . . . . . .            25,124                  91,294
                                                                    ----------------      -----------------
       Gross Profit . . . . . . . . . . . . . . . . . . . . . . .             5,622                  23,993

  Selling, general & administrative expenses  . . . . . . . . . .             3,494                  12,190
  Goodwill amortization . . . . . . . . . . . . . . . . . . . . .                 -                   1,103
                                                                    ----------------      -----------------
       Operating income . . . . . . . . . . . . . . . . . . . . .             2,128                  10,700
                                                                    ----------------      -----------------
  Other (income)/expense:
       Interest expense . . . . . . . . . . . . . . . . . . . . .                46                     235
       Interest income  . . . . . . . . . . . . . . . . . . . . .               (19)                   (201)
       Gain on sale of assets . . . . . . . . . . . . . . . . . .              (127)                   (180)
       Other (income)/expense, net  . . . . . . . . . . . . . . .                85                     (26)
                                                                    ----------------      -----------------
                                                                                (15)                   (172)

  Income before income taxes  . . . . . . . . . . . . . . . . . .             2,143                  10,872

  Income tax provision  . . . . . . . . . . . . . . . . . . . . .               817                   4,491
                                                                    ----------------      -----------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .   $         1,326       $           6,381
                                                                    ================      =================

  Basic earnings per share  . . . . . . . . . . . . . . . . . . .   $           .30       $             .24
                                                                    ================      =================

  Diluted earnings per share  . . . . . . . . . . . . . . . . . .   $           .30       $             .24
                                                                    ================      =================

  Shares used in the computation
       Of earnings per share (Note 5)-

       Basic- . . . . . . . . . . . . . . . . . . . . . . . . . .         4,492,039              26,475,914
                                                                    ================      =================

       Diluted- . . . . . . . . . . . . . . . . . . . . . . . . .         4,492,039              27,151,005
                                                                    ================      =================





 The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)





                                                   Common Stock       Restricted Common Stock    Additional                 Total
                                               --------------------   -----------------------     Paid-In     Retained   Stockholder
                                                 Shares     Amount        Shares     Amount       Capital      Earning       Equity
                                               ---------    -------      --------    ------      ---------    --------    ---------

BALANCE, September 30, 1997  . . . . . . . .   4,492,039    $    45             -     $   -      $     887    $ 11,704    $  12,636
  Non-cash non-recurring
    compensation charge  . . . . . . . . . .           -          -             -         -         17,036           -       17,036
  Initial public offering of stock . . . . .   8,050,000         80             -         -         91,433           -       91,513
  Issuance of stock for acquisitions . . . .  12,736,611        128     2,655,709        27        160,715           -      160,870
  Distribution to Accounting
    Acquirer . . . . . . . . . . . . . . . .           -          -             -         -        (17,626)       (888)     (18,514)
  Net loss . . . . . . . . . . . . . . . . .           -          -             -         -              -      (8,141)      (8,141)
  Other  . . . . . . . . . . . . . . . . . .           -          -             -         -              -         (18)         (18)
                                              ----------    -------     ---------     -----      ---------    --------    ---------
BALANCE, June 30, 1998 . . . . . . . . . . .  25,278,650    $   253     2,655,709     $  27      $ 252,445    $  2,657    $ 255,382
                                              ==========    =======     =========     =====      =========    ========    =========





 The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Nine Months Ended June 30,
                                                                       ------------------------------------
                                                                             1997                 1998
                                                                       ---------------      ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .   $         2,685      $        (8,141)

      Non-cash non-recurring compensation charge (Note 2)  . . . . .                 -               17,036
      Adjustments to reconcile net income to net cash provided
           by operating activities
           Depreciation and amortization . . . . . . . . . . . . . .               342                2,918
           Gain on sale of property and equipment  . . . . . . . . .              (140)                (195)
           Changes in operating assets and liabilities
           (Increase) decrease in
                Accounts receivable  . . . . . . . . . . . . . . . .            (1,417)              (7,004)
                Inventories  . . . . . . . . . . . . . . . . . . . .            (1,062)                 548
                Costs and estimated earnings recognized in
                  excess of billings on uncompleted contacts . . . .              (461)              (1,234)
                Prepaid expenses and other current assets  . . . . .                50                  632
           Increase (decrease) in
                Accounts payable and accrued expenses  . . . . . . .               542               (2,359)
                Billings in excess of costs and estimated earnings
                     recognized on uncompleted contracts . . . . . .               (38)               5,882
                Other current liabilities  . . . . . . . . . . . . .              (424)                (216)
           Other, net  . . . . . . . . . . . . . . . . . . . . . . .                63                    2
                                                                       ---------------      ---------------
      Net cash provided by operating activities  . . . . . . . . . .               140                7,869
                                                                       ---------------      ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of businesses, net of cash acquired . . . . . . . . .                 -              (66,588)
      Proceeds from sale of property and equipment . . . . . . . . .                30                  686
      Additions to property and equipment  . . . . . . . . . . . . .              (771)              (2,731)
      Increase in notes receivable . . . . . . . . . . . . . . . . .               (76)                   -
      Collections of notes receivable  . . . . . . . . . . . . . . .                 6                  475
                                                                       ---------------      ---------------
      Net cash used in investing activities  . . . . . . . . . . . .              (811)             (68,158)
                                                                       ---------------      ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings of debt . . . . . . . . . . . . . . . . . . . . . .             4,232               20,626
      Payments of debt . . . . . . . . . . . . . . . . . . . . . . .            (4,071)             (24,909)
      Distributions to Accounting Acquirer . . . . . . . . . . . . .                 -              (17,758)
      Proceeds from initial public offering  . . . . . . . . . . . .                 -               91,513
                                                                       ---------------      ---------------
      Net cash provided by financing activities. . . . . . . . . . .               161               69,472
                                                                       ---------------      ---------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . .              (510)               9,183
                                                                       ---------------      ---------------
 CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . . . .             5,310                4,154
 CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . .   $         4,800      $        13,337
                                                                       ===============      ===============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for
           Interest  . . . . . . . . . . . . . . . . . . . . . . . .   $            63      $           161
           Income taxes. . . . . . . . . . . . . . . . . . . . . . .   $         1,204      $         3,308
           Non cash property distribution. . . . . . . . . . . . . .   $             -      $           756

 The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Three Months Ended June 30,
                                                                       --------------------------------------
                                                                             1997                   1998
                                                                       ----------------      ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . .   $          1,326      $          6,381
      Adjustments to reconcile net income to net cash provided
            by operating activities
           Depreciation and amortization . . . . . . . . . . . . . .                126                 1,746
           Gain on sale of property and equipment  . . . . . . . . .               (127)                 (180)
           Changes in operating assets and liabilities
           (Increase) decrease in
                Accounts receivable  . . . . . . . . . . . . . . . .             (2,686)               (1,716)
                Inventories  . . . . . . . . . . . . . . . . . . . .             (1,025)                  282
                Costs and estimated earnings recognized in
                     excess of billings on uncompleted contacts  . .               (400)               (1,835)
                Prepaid expenses and other current assets  . . . . .                158                   594
           Increase (decrease) in
                Accounts payable and accrued expenses  . . . . . . .              1,388                   825
                Billings in excess of costs and estimated earnings
                     recognized on uncompleted contracts . . . . . .                123                 1,534
                Other current liabilities  . . . . . . . . . . . . .               (104)               (1,378)
           Other, net  . . . . . . . . . . . . . . . . . . . . . . .                 88                    63
                                                                       ----------------      ----------------
      Net cash provided by (used in) operating activities  . . . . .             (1,133)                6,316
                                                                       ----------------      ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of businesses, net of cash acquired . . . . . . . . .                  -               (30,891)
      Proceeds from sale of property and equipment . . . . . . . . .                  1                   604
      Additions to property and equipment  . . . . . . . . . . . . .               (284)                 (728)
      Increase in notes receivable . . . . . . . . . . . . . . . . .                (76)
      Collections of notes receivable  . . . . . . . . . . . . . . .                  2                     -
                                                                       ----------------      ----------------
      Net cash used in investing activities  . . . . . . . . . . . .               (357)              (31,015)
                                                                       ----------------      ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings of debt . . . . . . . . . . . . . . . . . . . . . .              2,527                20,000
      Payments of debt . . . . . . . . . . . . . . . . . . . . . . .             (2,164)               (4,358)
                                                                       ----------------      ----------------
      Net cash provided by financing activities  . . . . . . . . . .                363                15,642
                                                                       ----------------      ----------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .             (1,127)               (9,057)
                                                                       ----------------      ----------------
 CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . . . .              5,927                22,394
 CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . .   $          4,800      $         13,337
                                                                       ================      ================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for
           Interest  . . . . . . . . . . . . . . . . . . . . . . . .   $              -      $            161
           Income taxes  . . . . . . . . . . . . . . . . . . . . . .   $              -      $          3,308

 The accompanying condensed notes to financial statements are an integral part of these financial statements.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       OVERVIEW

The accompanying unaudited condensed historical financial statements of the Company and the accompanying unaudited pro forma combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 and Article 11 of Regulation S-X, respectively. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Registration Statement on Form S-1 (No. 333-50031) (the "Registration Statement") filed by IES with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Historical operating results for the nine and three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements of the Accounting Acquirer and each of the other Founding Companies included in the Registration Statement.

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

2. INITIAL PUBLIC OFFERING, FOUNDING COMPANY ACQUISITIONS, AND NON-CASH, NON-RECURRING COMPENSATION CHARGE

On January 30, 1998, the Company completed its initial public offering of its stock, which involved the sale to the public of 7,000,000 shares of the Company's common stock at $13.00 per share. The Company received net proceeds from the Offering of approximately $78.8 million. Concurrent with the completion of the Offering, IES acquired the Founding Companies for consideration consisting of $53.4 million in cash and 12,313,025 shares of common stock. Additionally, on February 5, 1998, the Company sold 1,050,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the Offering for net proceeds of approximately $12.7 million. The Company used approximately $7.6 million of the net proceeds from the Offering to retire outstanding third party debt and approximately $16.0 million to pay indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company used the remaining net proceeds for acquisitions (see Note 3).

Pursuant to the SEC's SAB 97, Houston-Stafford due to its significance is for accounting purposes considered the entity which acquired the other Founding Companies and IES (the "Accounting Acquirer"). As such, the Company's actual results of operations for the nine and three months ended June 30, 1997 and 1998, respectively, include the results of operations of Houston-Stafford and the Pooled Company (see Note 3). The Founding Companies are included in the Company's results of operations beginning February 1, 1998, and the Purchased Companies beginning on their respective dates of acquisition (see Note 3).

Houston-Stafford's results of operations through January 30, 1998, include for financial statement presentation purposes a non-cash, non-recurring compensation charge of approximately $17.0 million required by the SEC in connection with a note receivable and rights held by an officer of Houston-Stafford which was exchanged for cash and shares of IES Common Stock (see Overview and Basis of Presentation for Financial Statements).

3.       ACQUISITIONS

Subsequent to its IPO, and through June 30, 1998, the Company has acquired 11 additional electrical contracting and maintenance businesses for approximately $30.9 million of cash and 3.5 million shares of common stock (the "Post IPO Acquisitions"). Of these 11 Post IPO Acquisitions, 10 were accounted for using the purchase method of accounting (the "Purchased Companies") and the Pooled Company was accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's historical financial statements have been restated to include the historical financial statements of the Pooled Company.

The total consideration paid for the Purchased Companies was approximately $73.0 million (including assumed debt of approximately $5.2 million). The $53.7 million excess of the total consideration paid over the net tangible assets acquired has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data presented below assume that the Founding Company Acquisitions, the Offering, and the Post IPO Acquisitions had occurred at the beginning of each period presented:

                                                     Nine Months Ended June 30,
                                               --------------------------------------
                                                     1997                   1998
                                               ----------------       ---------------
                                                (in thousands, except per share data)
   Revenues  . . . . . . . . . . . . . . . .   $        362,127       $       412,411
   Net Income  . . . . . . . . . . . . . . .   $         16,561       $        20,954

   Basic Earnings Per Share  . . . . . . . .   $            .59       $           .74
   Diluted Earnings Per Share  . . . . . . .   $            .59       $           .73


4.       LONG-TERM DEBT

On August 7, 1998, the Company increased its three-year revolving credit facility with NationsBank of Texas, N.A. as agent (the "Credit Facility") from $70.0 million to $175.0 million. The Credit Facility matures on July 30, 2001, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of debt to EBITDA (as defined). An annual commitment fee from 0.25% to 0.375% is payable on any unused portion of the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. As of June 30, 1998, $20 million was borrowed under the Credit Facility.

The Credit Facility will be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, and (iii) restrictions on liens, guarantees and dividends.

5.       PER SHARE INFORMATION

Basic earnings per share calculations are based on the weighted average number of shares of common stock and restricted voting common stock outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and common equivalent shares from the assumed exercise of outstanding stock options.

Upon completion of the Founding Company Acquisitions, the Offering, the restatement for the acquisition of the Pooled Company, and the exercise of the underwriters' overallotment option, the Company had 22,899,627 shares of its common stock and 2,655,709 shares of its restricted voting common stock issued and outstanding. As of June 30, 1998, the Company had outstanding options to purchase up to a total of approximately 2,895,803 shares of Common Stock issued pursuant to the Company's stock option plans. The shares used to calculate the pro forma and historical earnings per share for the periods presented are summarized as follows:

                                                                      Nine Months Ended June 30,
                                                                   --------------------------------
                                                                       1997                 1998
                                                                   -----------           ----------
  Pro Forma -
       Weighted average shares outstanding  . . . . . . . .         25,555,336           25,859,032
       Weighted average equivalent shares
            from outstanding stock options  . . . . . . . .            120,000              357,249
                                                                   -----------           ----------
                                                                    25,675,336           26,216,281
  Historical -                                                     ===========           ==========
       Weighted average shares outstanding  . . . . . . . .          4,492,039           16,757,359
                                                                   ===========           ==========

                                                                      Three Months Ended June 30,
                                                                   --------------------------------
                                                                       1997                 1998
                                                                   -----------           ----------
  Pro Forma -
       Weighted average shares outstanding  . . . . . . . .         25,555,336                  N/A
       Weighted average equivalent shares
            from outstanding stock options  . . . . . . . .            120,000                  N/A
                                                                   -----------           ----------
                                                                    25,675,336                  N/A
  Historical -                                                     ===========           ==========
       Weighted average shares outstanding  . . . . . . . .          4,492,039           26,475,914
       Weighted average equivalent shares
            from outstanding stock options  . . . . . . . .                  -              675,091
                                                                   -----------           ----------
                                                                     4,492,039           27,151,005
                                                                   ===========           ==========



The weighted average equivalent shares from outstanding stock options are excluded from the historical earnings (loss) per share calculations for the nine months ended June 30, 1998, because the effect would be anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report and the Registration Statement. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on the Company's expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the ability to successfully consummate acquisitions, fluctuations in operating results because of acquisitions and seasonality, national and regional industry and economic conditions, competition and risks entailed in the operation and growth of existing and newly acquired businesses. The foregoing and other factors are discussed in the Registration Statement.

RESULTS OF OPERATIONS

The unaudited supplemental pro forma combined financial information for the nine months ended June 30, 1997 and 1998, and the three months ended June 30, 1997, assumes the results of operations include the Founding Companies as if they had been acquired at the beginning of each period presented and have been restated to include the pro forma results of operations of the Pooled Company. Additional pro forma adjustments include: (a) the reversal of Houston-Stafford's non-cash, non-recurring compensation charge of approximately $17.0 million as noted above,
(b) certain reductions in salaries, bonuses, benefits and lease payments to the former owners of the Founding Companies and the Pooled Company which they agreed would take effect as of the effective date of their respective acquisitions, (c) amortization of goodwill resulting from the Founding Company Acquisitions, and
(d) elimination of interest income and increased interest expense on borrowings of $6.4 million to fund certain S corporation distributions related to the Founding Company Acquisitions. The Purchased Companies have been included in the Company's results of operations beginning on their respective dates of acquisition.

The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The supplemental pro forma financial data do not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the companies acquired were not under common control or management, historical results may not be comparable to, or indicative of, future performance.

PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998

The following table presents selected pro forma combined historical financial information for the nine months ended June 30, 1997 and 1998.

                                                         Nine Months Ended June 30,
                                    -------------------------------------------------------------------
                                          1997                %               1998                %
                                    ---------------        --------       -------------        --------
                                                           (dollars in thousands)
 Revenues  . . . . . . . . . . .    $       250,296        100.0  %       $     303,077        100.0  %
 Cost of services  . . . . . . .            198,888         79.5  %             238,129         78.6  %
                                    ---------------        --------       -------------        --------
 Gross Profit  . . . . . . . . .             51,408         20.5  %              64,948         21.4  %
 Selling, general &
    administrative expenses. . .             27,849         11.1  %              34,085         11.2  %
 Goodwill amortization . . . . .              2,886          1.2  %               3,012          1.0  %
                                    ---------------        --------       -------------        --------

 Operating income  . . . . . . .    $        20,673          8.2  %       $      27,851          9.2  %
                                    ===============        ========       =============        ========


REVENUES. Pro forma combined revenues increased $52.8 million, or 21%, from $250.3 million for the nine months ended June 30, 1997, to $303.1 million for the nine months ended June 30, 1998. Approximately $12.3 million of this increase is attributed to additional revenues resulting from the acquisitions of the Purchased Companies during the three months ended June 30, 1998. The remaining increase in combined revenues is principally due to higher demand for commercial services related to high rise condominiums and retail establishments, higher demand for multi-family apartments, increased demand for single-family electrical installation, and the acquisition of an electrical supply company in 1997, which were partially offset by the effects of the completion of several large manufacturing and distribution facility projects in the prior year and customer delays of similar large projects expected to begin in fiscal 1998 until fiscal 1999. The 1997 results were also negatively affected by an abnormally harsh winter in South Dakota and the impact of extended wet weather on residential construction in Texas.

GROSS PROFIT. Pro forma combined gross profit increased $13.5 million, or 26%, from $51.4 million for the nine months ended June 30, 1997, to $64.9 million for the nine months ended June 30, 1998. The increase in pro forma combined gross profit is principally due to the increases in revenues as a result of the acquisitions and the overall increase in demand as discussed above. As a percentage of pro forma combined revenues, pro forma combined gross profit increased from 20.5% in 1997 to 21.4% in 1998. The increase is primarily attributed to a decrease in 1997 margins resulting from the abnormally harsh winter in South Dakota and the impact of extended wet weather in Texas discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased $6.3 million or 23% from $27.8 million for the nine months ended June 30, 1997, to $34.1 million for the nine months ended June 30, 1998. Approximately $1.4 million of this increase is attributed to additional corporate costs incurred in 1998 associated with being a public company which did not exist in 1997. The remaining increase in pro forma combined selling, general and administrative expenses is principally due to the acquisitions of the Purchased Companies and the acquisition of the electrical supply company noted above. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses, excluding corporate overhead, decreased from 10.9% in 1997 to 10.6% in 1998. This decrease is attributed to the fixed cost component of these expenses.

OPERATING INCOME. Pro forma combined operating income increased $7.2 million, or 35%, from $20.7 million for the nine months ended June 30, 1997, to $27.9 million for the nine months ended June 30, 1998. The increase in pro forma combined operating income was attributable to the factors discussed above. As a percentage of pro forma combined revenues, pro forma combined operating income increased from 8.2% (8.5% excluding corporate overhead) for the nine months ended June 30, 1997, to 9.2% (9.8% excluding corporate overhead) for the nine months ended June 30, 1998. This increase is primarily attributed to the increase in gross profit as a percentage of revenue noted above.

PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

The following table presents selected pro forma combined and historical financial information for the three months ended June 30, 1997 and 1998 (dollars in thousands).

                                                         Three Months Ended June 30,
                                    -------------------------------------------------------------------
                                          1997                %               1998                %
                                    ---------------        --------       -------------        --------
                                     (Supplemental
                                       pro forma)

 Revenues  . . . . . . . . . . .    $        87,258        100.0  %       $     115,287        100.0  %
 Cost of services  . . . . . . .             69,539         79.7  %              91,294         79.2  %
                                    ---------------        --------       -------------        --------
 Gross Profit  . . . . . . . . .             17,719         20.3  %              23,993         20.8  %
 Selling, general &
      administrative expenses  .              8,976         10.3  %              12,190         10.6  %
 Goodwill amortization . . . . .                962          1.1  %               1,103          1.0  %
                                    ---------------        --------       -------------        --------

 Operating income  . . . . . . .    $         7,781          8.9  %       $      10,700          9.2  %
                                    ===============        ========       =============        ========


REVENUES. Revenues increased $28.0 million, or 32%, from $87.3 million for the three months ended June 30, 1997, to $115.3 million for the three months ended June 30, 1998. Approximately $12.3 million of this increase is attributed to additional revenues resulting from the acquisitions of the Purchased Companies during the three months ended June 30, 1998. The remaining increase in revenues is principally due to higher demand for commercial services related to high rise condominiums and retail establishments, higher demand for multi-family apartments, increased demand for single-family electrical installation, and the acquisition of an electrical supply company in 1997, which were partially offset by customer delays of several large projects expected in fiscal 1998 until fiscal 1999.

GROSS PROFIT. Gross profit increased $6.3 million, or 36%, from $17.7 million for the three months ended June 30, 1997, to $24.0 million for the three months ended June 30, 1998. The increase in gross profit is principally due to the increases in revenues as a result of the acquisitions and the overall increase in demand as discussed above. As a percentage of revenues, gross profit increased from 20.3% for the three months ended June 30, 1997, to 20.8% for the three months ended June 30, 1998. This increase is primarily attributable to strong demand for the Company's services noted above, as well as the initial benefits of internal programs established to focus on margin improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.2 million, or 36%, from $9.0 million for the three months ended June 30, 1997, to $12.2 million for the three months ended June 30, 1998. Approximately $1.0 million of this increase is attributed to additional corporate costs incurred in 1998 associated with being a public company which did not exist in 1997. The remaining increase in selling, general and administrative expenses is primarily attributable to the additional costs associated with the overall increase in revenues and the acquisition of an electrical supply company noted above. As a percentage of revenues, selling, general and administrative expenses, excluding corporate overhead, decreased from 10.0% in 1997, to 9.5% in 1998. This decrease is attributed to the fixed cost component of these expenses.

OPERATING INCOME. Operating income increased $2.9 million, or 37%, from $7.8 million for the three months ended June 30, 1997, to $10.7 million for the three months ended June 30, 1998. The increase in operating income was attributable to the factors discussed above. As a percentage of revenues, operating income increased from 8.9% (9.2% excluding corporate overhead) for the three months ended June 30, 1997, to 9.2% (10.2% excluding corporate overhead) for the three months ended June 30, 1998. This increase is primarily attributed to the increase in gross profit as a percentage of revenue noted above.

HISTORICAL RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998

The following table presents selected historical financial information for the nine months ended June 30, 1997 and 1998. The historical results of operations presented below include the results of operations of Houston-Stafford and the Pooled Company for the nine months ended June 30, 1997 and 1998, the results of operations of IES and the other Founding Companies beginning February 1, 1998, and the results of operations of the Purchased Companies beginning on their respective dates of acquisition. See Overview and Basis of Presentation for Financial Statements for further discussion.

                                                         Nine Months Ended June 30,
                                     -------------------------------------------------------------------
                                          1997                  %               1998               %
                                     ---------------        --------       -------------        --------
                                                           (dollars in thousands)
  Revenues  . . . . . . . . . . .    $        79,847        100.0  %       $     219,620        100.0  %
      Cost of services  . . . . . . .         65,189         81.6  %             173,420         79.0  %
                                     ---------------        --------       -------------        --------
      Gross Profit  . . . . . . . . .         14,658         18.4  %              46,200         21.0  %
      Selling, general &
         administrative expenses. . .         10,170         12.8  %              29,467         13.4  %
      Goodwill amortization . . . . .              -            -  %               1,743           .8  %
                                     ---------------        --------       -------------        --------

      Operating income before
        non-cash non-recurring
        compensation charge
        in connection with
        the Founding Company
        acquisitions. . . . . . . . .$         4,488          5.6  %       $      14,990          6.8  %
                                     ===============        ========       =============        ========

REVENUES. Revenues increased $139.8 million, or 175%, from $79.8 million for the nine months ended June 30, 1997, to $219.6 million for the nine months ended June 30, 1998. The increase in revenues is principally due to the acquisition of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, and the acquisition of the Purchased Companies during the three months ended June 30, 1998.

GROSS PROFIT. Gross profit increased $31.5 million, or 215%, from $14.7 million for the nine months ended June 30, 1997, to $46.2 million for the nine months ended June 30, 1998. The increase in gross profit was principally due to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, and the acquisitions of the Purchased Companies during the three months ended June 30, 1998. As a percentage of revenues, gross profit increased from 18.4% in 1997 to 21.0% in 1998. This increase is attributed to Houston Stafford's lower markup on certain materials acquired under significant customer contracts and additional overtime in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $19.3 million, or 189%, from $10.2 million for the nine months ended June 30, 1997, to $29.5 million for the nine months ended June 30, 1998. This increase in selling, general and administrative expenses was primarily attributable to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, the acquisitions of the Purchased Companies during the three months ended June 30, 1998, a $5.6 million bonus paid to the owners of Houston-Stafford during the four months ended in January 1998, compared to a $1.5 million bonus during the four months ended in January 1997, and approximately $1.7 million of additional corporate costs incurred in 1998 associated with being a public company which did not exist in 1997. Excluding such bonuses and higher corporate costs, selling, general and administrative expenses as a percentage of revenues decreased from 10.7% in 1997 to 10.0% in 1998.

OPERATING INCOME. Operating income increased $10.5 million, or 233%, from $4.5 million for the nine months ended June 30, 1997, to $15.0 million for the nine months ended June 30, 1998. This increase in operating income is primarily attributed to the Founding Company Acquisitions (excluding Houston-Stafford) on January 30, 1998, the acquisitions of the Purchased Companies during the three months ended June 30, 1998, the non-recurring owner bonuses in 1997, which was partially offset by higher corporate costs discussed above. As a percentage of revenues, operating income (excluding the owner bonuses and higher corporate costs noted above) increased from 7.7% in 1997 to 10.3% in 1998.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

The following table presents selected historical financial information for the three months ended June 30, 1997 and 1998. The historical results of operations presented below include the results of operations of Houston-Stafford and the Pooled Company for the three months ended June 30, 1997 and 1998, the results of operations of IES and the other Founding Companies beginning February 1, 1998, and the results of the Purchased Companies beginning on their respective dates of acquisition. See Overview and Basis of Presentation of Financial Statements for further discussion.

                                                         Three Months Ended June 30,
                                     -------------------------------------------------------------------
                                           1997                %               1998                %
                                     ---------------        --------       -------------        --------
                                                              (dollars in thousands)
  Revenues  . . . . . . . . . . .    $        30,746        100.0  %       $     115,287        100.0  %
      Cost of services  . . . . . .           25,124         81.7  %              91,294         79.2  %
                                     ---------------        --------       -------------        --------
      Gross Profit  . . . . . . . .            5,622         18.3  %              23,993         20.8  %
      Selling, general &
         administrative expenses. .            3,494         11.4  %              12,190         10.6  %
      Goodwill amortization . . . .                -            -  %               1,103           .9  %
                                     ---------------        --------       -------------        --------
  Operating income  . . . . . . . .  $         2,128          6.9  %       $      10,700          9.3  %
                                     ===============        ========       =============        ========

REVENUES. Revenues increased $84.6 million, or 276%, from $30.7 million for the three months ended June 30, 1997, to $115.3 million for the three months ended June 30, 1998. The increase in revenues is principally due to the acquisition of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, and the acquisition of the Purchased Companies during the three months ended June 30, 1998.

GROSS PROFIT. Gross profit increased $18.4 million, or 329%, from $5.6 million for the three months ended June 30, 1997, to $24.0 million for the three months ended June 30, 1998. The increase in cost of services was principally due to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, the acquisitions of the Purchased Companies during the three months ended June 30, 1998, and partially offset by the increase in non-recurring owner bonuses and the higher corporate costs discussed above. As a percentage of revenues, gross profit increased from 18.3% in 1997 to 20.8% in 1998. This increase was due to Houston Stafford's lower markup on certain materials acquired under significant customer contracts for multi-family apartments and additional overtime in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8.7 million, or 249%, from $3.5 million for the three months ended June 30, 1997, to $12.2 million for the three months ended June 30, 1998. This increase in selling, general and administrative expenses was primarily attributable to the Acquisitions of the Founding Companies (excluding Houston-Stafford) on January 30, 1998, and the acquisitions of the Purchased Companies during the three months ended June 30, 1998, and approximately $1.3 million of additional corporate costs in 1998 associated with being a public company which did not exist in 1997. Excluding such higher corporate costs, selling, general and administrative expenses as a percentage of revenues decreased from 10.9% in 1997 to 9.2% in 1998.

OPERATING INCOME. Operating income increased $8.6 million, or 410%, from $2.1 million for the three months ended June 30, 1997, to $10.7 million for the three months ended June 30, 1998. This increase in operating income is primarily attributed to the Founding Company Acquisitions (excluding Houston-Stafford) on January 30, 1998, the acquisitions of the Purchased Companies, which was partially offset by the higher corporate costs discussed above. As a percentage of revenues, operating income increased from 6.9% in 1997 to 9.3% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash of $13.3 million and available capacity under its bank credit facility of $49.0 million.

During the three months ended June 30, 1998, the Company generated $6.3 million of net cash from operating activities. Net cash used in investing activities was $31.0 million including $30.9 million used for the purchase of businesses. Net cash flows provided by financing activities was $15.6 resulting primarily from borrowings under the Company's Credit Facility.

On August 7, 1998, the Company increased its three-year revolving credit facility from $70.0 million to $175.0 million (the "Credit Facility"). The Credit Facility is used for working capital, capital expenditures, other corporate purposes and acquisitions. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of
(i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

The Company anticipates that its cash flow from operations and proceeds from its Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through 1998.

Through August 14, 1998, the Company utilized a combination of cash and its common stock to acquire twelve companies and the Founding Companies with total annualized revenues of approximately $558 million. The cash component of the consideration paid for these companies was funded with proceeds from the IPO, existing cash, and borrowings under the Credit Facility.

The Company has signed letters of intent with seven companies with aggregate 1997 revenues of approximately $90 million. These transactions are subject to due diligence, applicable regulatory approvals, and customary closing conditions, therefore there can be no assurance that these transactions will be consummated.

The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility, as well as issuances of additional equity. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing, including the issuance of additional debt or equity. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of the Company's business is less subject to seasonal trends, as this work is performed inside structures protected from the weather. The Company's service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company's volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects and acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

YEAR 2000 DATE CONVERSION

The Company is in the process of identifying and evaluating potential issues for its information technology and third party relationships associated with the date change in the year 2000. The Company has not yet fully assessed any Year 2000 remedial costs, but is in the process of identifying and developing solutions to the Year 2000 issues. While the Company is not currently able to quantify the cost of corrective actions, it does not expect that these actions will materially exceed the cost of normal software upgrades and replacements expected to occur through the year 2000. While the Company believes all necessary work will be completed in a timely fashion, it cannot guarantee that the systems of other companies on which the Company relies will be converted within the same timeframe. The Company is attempting to obtain assurances from vendors, business partners, and others with which it conducts business that their systems will be Year 2000 compliant. If as a result of the foregoing process, the Company determines that a material business interruption may occur due to the Year 2000 issue, it will attempt to implement an appropriate contingency plan.

                      INTEGRATED ELECTRICAL SERVICES, INC.

                          PART II.  OTHER INFORMATION



ITEM 2. USE OF PROCEEDS

         Use of Proceeds

         On January 26, 1998, the Company commenced its initial public offering of 7,000,000 shares of the Company's common stock, par value $0.01 per share, at $13.00 per share pursuant to a Registration Statement on Form S-1 (333-38715) with respect to 8,050,000 shares of common stock which became effective on January 26, 1998. The managing underwriters of the offering were Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation, SunTrust Equitable Securities Corporation and Sanders Morris Mundy. The Offering, which closed on January 30, 1998, yielded proceeds of $91.0 million. Additionally, on February 5, 1998, the Company sold the entire 1,050,000 shares of its common stock subject to the overallotment option granted to the underwriters in connection with the Offering and yielded additional proceeds of $13.6 million. Of these total proceeds, $7.3 million was retained by the underwriters as their discount and commission and approximately $5.8 million was used to repay expenses incurred in connection with the Offering. Of the approximate $5.8 million in expenses, $3.2 million was paid to a director of the Company in order to repay principal and interest on funds advanced by such director with respect to expenses incurred by the Company. A portion of the remaining net proceeds to the Company of $91.5 million were used to pay approximately $53.4 million of partial consideration to the owners of the Founding Companies (including approximately $23.5 million to certain directors of the Company), to retire approximately $7.6 million of outstanding third party debt and pay approximately $16.0 million of indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company used the remaining net proceeds for acquisitions during the three months ended June 30, 1998.


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


                                        INTEGRATED ELECTRICAL SERVICES, INC.


Date: August 14, 1998                      By: /s/ JIM P. WISE
                                           --------------------------------
                                                   Jim P. Wise
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------    ------------------------------------------------------------------
   27     FINANCIAL DATA SCHEDULE