Form 10-K
period 1998-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 1998-12-21
CIK 1048268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                             ---------------------

  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13783

                      INTEGRATED ELECTRICAL SERVICES, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0542208
       (State of other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            515 POST OAK BOULEVARD                                 77027
                  SUITE 450                                      (Zip Code)
             HOUSTON, TEXAS 77027
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 860-1500
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON
                                                              WHICH REGISTERED
    Common Stock, par value $.01 per share                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ______________

     As of December 16, 1998, there were outstanding 28,879,089 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $483.3 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                      INTEGRATED ELECTRICAL SERVICES, INC.

                               TABLE OF CONTENTS

  ITEM                                                                 PAGE
  ----                                                                 ----
                                   PART I
   1     Business....................................................     2
   2     Properties..................................................    13
   3     Legal Proceedings...........................................    13
   4     Submission of Matters to a Vote of Security Holders.........    13
                                   PART II
   5     Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    14
   6     Selected Financial Data.....................................    14
   7     Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    15
   7A    Quantitative and Qualitative Disclosures About Market
         Risk........................................................    21
   8     Financial Statements and Supplemental Data..................    21
   9     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    42
                                  PART III
   10    Directors and Executive Officers of the Registrant..........    42
   11    Executive Compensation......................................    42
   12    Security Ownership of Certain Beneficial Owners and
         Management..................................................    42
   13    Certain Relationships and Related Transactions..............    42
                                   PART IV
   14    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................    42

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-K, including without limitation, statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                       DOCUMENT INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 10, 1999.

                                     PART I

ITEM 1. BUSINESS

     In this annual report, the words "Company," "IES," "we," "our," "ours," and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. The words "Founding Companies" refer to the 16 electrical businesses we purchased concurrently with our initial public offering on January 30, 1998, "Acquired Companies" refers to those businesses acquired since the initial public offering and through September 30, 1998 and "Recent Acquisitions" refers to those businesses purchased since September 30, 1998. Our fiscal year is not a calendar year and ends on September 30.

     Our Company is the third largest provider of electrical contracting and maintenance services in the United States. In late 1997, we recognized a significant opportunity for a well-capitalized company with critical mass and a nationwide presence to realize substantial competitive advantages by capitalizing on the fragmented nature of the electrical services industry. To that end, we began operations on January 30, 1998 with the acquisition of 16 electrical businesses, each of which had a strong identity and presence in their local markets, in order to create a nationwide provider of electrical services and to lead the consolidation of our industry. Since February 1998 and through September 30, 1998, we have acquired 21 additional electrical contracting and maintenance services businesses. On a pro forma basis for the year ended September 30, 1998 we generated revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $750.4 million and $76.9 million, respectively.

     According to the most recently available U.S. Census data, the electrical contracting industry generated annual revenues in excess of $40 billion in 1992. This data also indicates that the electrical contracting industry is highly fragmented with more than 54,000 companies, most of which are small, owner-operated businesses. We estimate that there are only five other U.S. electrical contractors with revenues in excess of $200 million. Government sources indicate that total construction industry revenues have grown at an average compound rate of approximately 6% from 1995 through 1998. Over the same period, our pro forma combined revenues have increased at a compound annual rate of approximately 13%. We believe this growth in revenues is primarily due to the fact that our companies have been in business an average of 21 years, have strong relationships with customers, have effectively employed industry best practices and have focused on larger, higher margin projects.

     We serve a broad range of markets, including the commercial, industrial, residential and power line markets. In addition, we have recently entered into the data communication market, which includes the installation of wiring for computer networks and fiber optic telecommunications systems. Our revenues are generated from a mix of new construction, renovation, maintenance and specialized services. We focus on higher margin, larger projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house engineers, as well as service, maintenance and certain renovation and upgrade work which tends to either be recurring, have lower sensitivity to economic cycles, or both.

INDUSTRY OVERVIEW

     General. Virtually all construction and renovation in the United States generates demand for electrical contracting services. Electrical work generally accounts for approximately 8% to 12% of the total construction cost of commercial and industrial projects, 5% to 10% of the total construction cost for residential projects, and substantially all of the construction costs of power line projects. In recent years, electrical contractors have experienced a growing demand for their services due to more stringent electrical codes, increased use of electrical power, demand for increased data cabling capacity for high-speed computer systems and the construction of smart houses with integrated computer, temperature control and safety systems.

THE MARKETS WE SERVE

     Commercial Market. Our commercial work consists primarily of electrical installations and renovations in office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and school districts. Our commercial customers include general contractors, developers, building owners, engineers and architects. We believe that demand for our commercial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1995 through 1998, our pro forma revenues from commercial work have grown at a compound annual rate of approximately 11% per year and currently represent approximately 45% of our total pro forma 1998 revenues.

     Industrial Market. Our industrial work consists primarily of electrical installations and upgrade, renovation and replacement service and maintenance work in manufacturing and processing facilities, military installations, airports, refineries and petrochemical and power plants. According to internal estimates, approximately 60% of our industrial revenues are associated with new construction with the balance derived from significant contracts for upgrade, renovation and replacement service and maintenance work. Our industrial customers include facility owners, general contractors, engineers, consultants and architects. We believe that demand for our industrial services is driven by facility upgrades and replacements as well as general activity levels in the particular industries served, which is in turn affected by general economic conditions. From fiscal 1995 through 1998, our pro forma revenues from industrial work have grown at a compound annual rate of approximately 14% per year and currently represent approximately 28% of our total pro forma 1998 revenues.

     Residential Market. Our work for the residential market consists primarily of electrical installations in new single family housing and low-rise multifamily housing for customers which include local, regional and national homebuilders and developers. The residential market is primarily dependent on the number of single family and multi-family home starts, of which single-family starts are most affected by the level of interest rates and general economic conditions. Competitive factors particularly important in the residential market include our ability to build relationships with homebuilders and developers by providing services in each area of the country in which they operate. This ability has become increasingly important as consolidation has occurred within the residential construction industry and homebuilders and developers have sought out service providers on whom they can rely for consistent service in all of their operating regions. We believe we are currently one of the largest providers of electrical contracting services to the U.S. residential construction market and that there is significant additional opportunity for consolidation within this highly fragmented market. In the current low interest rate environment, our residential business has experienced significant growth. Our pro forma revenues from residential electrical contracting have grown at a compound annual rate of approximately 21% from fiscal 1995 through 1998 and currently represent approximately 16% of our pro forma 1998 revenues.

     Power Line Market. Our work for the power line market consists primarily of the installation, repair and maintenance of electric power transmission lines and the construction of electric substations. We generally serve as the prime contractor and perform substantially all of the construction work on these contracts. Our customers in this market are government agencies and utilities. Demand for power line services is driven by new infrastructure development, utilities' efforts to reduce costs through the outsourcing of power line installation and maintenance services in anticipation of deregulation and the need to modernize and increase the capacity of existing transmission and distribution systems. The power line business is a new focus for our company and currently represents approximately 3% of our total pro forma 1998 revenues.

     Service and Maintenance Market. The balance of our total pro forma 1998 revenues is derived from service calls and routine maintenance contracts. Our service and maintenance revenues have grown at a compound annual rate of approximately 14% from fiscal 1995 through 1998.

     Data Communication Market. We recently formed a division to specifically target opportunities in the data communication market and completed our first data communication acquisition in November 1998. Our data communication work consists primarily of the installation, upgrade, maintenance and repair of computer network cabling, telecommunication systems and wireless telephone and microwave towers. We believe that demand for our data communication services will be driven by the pace of technological change, the overall growth in voice and data traffic and by the increasing use of personal computers and modems, with particular emphasis on the speed with which information can be retrieved from the Internet. As a result of our recent entry into the market, our data communication revenues are not a significant component of our total pro forma 1998 revenues.

COMPETITIVE STRENGTHS

     We believe several factors give us a competitive advantage in our industry, including our:

     - Size and critical mass -- which gives us purchasing and other economies of scale, as well as greater ability to compete for larger jobs that require greater technical expertise, personnel availability and bonding capacity;

     - Geographically diverse operations -- which enables us to effectively service large customers across operating regions, including regional and national homebuilders, national retailers and other commercial businesses, as well as to lessen the impact of regional economic cycles;

     - Diverse business lines -- which we believe provide greater stability in sales revenue;

     - Strong customer relationships -- which provide us repeat business and the opportunity for cross-selling our services;

     - Expertise in specialized markets -- which provides us with access to high growth markets, including data cabling, wireless telecommunication, highway lighting and traffic control, video, security and fire systems;

     - Substantial number of licensed electricians -- which enables us to deliver quality service with greater reliability than many of our competitors, which is particularly important given a current industry shortage of qualified electricians;

     - Design technology and expertise -- which gives us the ability to participate in higher margin design-and-build projects; and

     - Experienced management -- which holds in excess of 60% of the Company's outstanding common stock and includes executive management with extensive electrical, consolidation and public company experience, as well as regional and local management which have established reputations in their local markets.

BUSINESS STRATEGY

     Our goal is to expand our position as a leading national provider of electrical contracting and maintenance services by:

     - continuing to realize operational efficiencies;

     - expanding our business and markets through internal growth; and

     - pursuing a targeted acquisition strategy.

     OPERATING STRATEGY. We believe there are significant opportunities to continue to increase our revenues and profitability. The key elements of our operating strategy are:

          Implementation of Best Practices. We continue to expand the services we offer in our local markets by using the specialized technical and marketing strengths of each of our companies. Through a series of forums attended by management, we regularly identify and share best practices that can be successfully implemented throughout our operations. We have identified opportunities to enhance certain operational, administrative, safety, hiring and training practices, and we have adopted these practices throughout our operations. Additional areas of focus include expanding the use of our computer-aided-design technology and expertise and sharing information relating to specific projects or job requirements throughout our company.

          Focus on Higher Margin, High Growth Opportunities. We intend to pursue projects and business markets which are higher value-added in nature and provide us with opportunities to expand our revenues, gross margins and operating margins. In particular, we intend to focus on leveraging our unique skill base and competitive strengths to achieve leading market shares in targeted business areas. Examples of high growth markets we have recently entered are the power line and data communication markets in which underlying industry dynamics are expected to lead to demand levels which will outpace the growth of the electrical services market as a whole. Examples of higher margin opportunities within our more established markets include the expansion of maintenance and specialized services, as well as increasing the amount of our repeat business with national customers.

          Increase the Number of National Accounts. We intend to use our geographic diversity to bid for additional business from new and existing customers that operate on a regional and national basis, such as developers, contractors, homebuilders and owners of national chains. We believe that significant demand exists from such companies to utilize the services of a single electrical contracting and maintenance service provider. This demand is at least partially driven by the recent consolidation among a number of our principal customers, including homebuilders, developers and national contractors. Because we are able to understand the demands and needs of our customers based on prior, substantially similar projects, we are able to configure and install systems to their specifications on a more timely and cost-efficient basis than another electrical contractor. Moreover, we believe that the demand for a single-source contractor limits the opportunities for smaller contractors that may not be able to provide services at multiple locations simultaneously. We believe our existing local and regional relationships can be further expanded as we continue to develop a nationwide network.

          Operate on Decentralized Basis. We believe that our decentralized operating structure helps us retain the entrepreneurial spirit present in each of our companies while maintaining disciplined operating and financial controls. We have recently structured our company into regional operating divisions to more efficiently share the considerable local and regional market knowledge and customer relationships possessed by each of our companies, as well as companies that we may acquire in the future. We believe that this regional framework will allow us to more effectively disseminate ideas, gather financial information and target customers. By maintaining a local focus, we believe we are able to continue to:

        - build relationships with general contractors and other customers;

        - address design preferences and code requirements;

        - respond quickly to customer demands; and

        - adjust to local market conditions.

          Attract and Retain Quality Employees. We believe that our ability to attract and retain qualified electricians is a critical competitive factor. We plan to continue to attract and train skilled employees by:

        - extending active recruiting and training programs;

        - offering stock-based compensation for key employees; and

        - offering expanded career paths and more stable income through a larger public company.

        Achieve Additional Operating Efficiencies. We continue to focus on operating efficiencies by combining overlapping operations and centralizing certain administrative functions. We are also taking advantage of our combined purchasing power to gain volume discounts on items such as electrical materials, vehicles, bonding, employee benefits and insurance. Through sharing business practices and providing repeat services to national accounts, we believe we can continue to achieve operating margin improvements. In addition, we believe that significant opportunities exist to increase our profitability through such efforts as offsite prefabrication and standardized project management of similar jobs.

     ACQUISITION STRATEGY. Due to the highly fragmented nature of the electrical contracting and maintenance services industry, we believe we have significant acquisition opportunities. We focus on acquiring companies with an entrepreneurial attitude as well as a willingness to learn and share improved business practices through open communications. We believe that many electrical contracting and maintenance service businesses that lack the capital necessary to expand operations will become acquisition candidates. For these acquisition candidates, a sale of their company to us will provide them with several benefits, including:

     - the ability to improve margins through implementing best practices;

     - expertise to expand in specialized markets;

     - enhanced productivity through the reduction of administrative burdens;

     - national name recognition;

     - potential for substantial financial return through equity participation in our company; and

     - the opportunity for a continued role in management.

     Other key elements of our acquisition strategy include:

          Enter New Geographic Markets. We target acquisition candidates that are financially stable, have a strong presence in the market in which they operate and have the customer base necessary to integrate with or complement our existing business. We expect that increasing our geographic diversity will allow us to better serve an increasingly national customer base. It should also further reduce the impact of local and regional economic cycles, as well as weather-related or seasonal variations in our business.

          Expand Within Existing Markets. Once we enter a market, we seek to acquire other well-established electrical contracting and maintenance businesses operating within that region, including "add-on" acquisitions of smaller companies. We believe that add-on acquisitions afford the opportunity to improve our overall cost structure through the integration of such acquisitions into existing operations as well as to increase revenues through access to additional specialized markets. Despite the integration opportunities afforded by such add-on acquisitions, we maintain existing business names and identities to retain goodwill for marketing purposes.

          Diversify Business Operations. We will continue to diversify our business operations as we identify opportunities within related electrical businesses with similar characteristics to our current business lines. Since our inception, we have added power line and data communication operations to our business portfolio due to the fragmented nature of those markets, our belief in their strong growth potential and their lower sensitivity to economic downturns. We will continue to diversify into higher margin businesses to enhance revenue growth and profitability.

INTEGRATION OF ACQUISITIONS

     The Company believes that it has been successful in integrating the companies it has acquired. Much of the work necessary to integrate the operations of an acquired company is begun prior to the closing of the transaction. In the process of extensive financial, operational and legal due diligence, the Company often identifies a number of areas in which efficiencies can be realized in the integration process. In addition, industrial psychologists often test key management personnel of the target company to determine whether they possess the qualities that the Company looks for in its management. Further, outside accountants who specialize in the construction industry conduct extensive financial due diligence with respect to the books and financial records of the target. As a condition to the closing of the acquisition and in order to retain the key management of the acquired company, the president of the acquired company is typically required to enter into an employment contract. Additionally, at the closing, the acquired company is added to the insurance and bonding policies of the Company, which typically results in an immediate cost savings. The Company's financial reporting package is put into place shortly after closing so that the results of operations of the acquired company can be reported to IES in a timely standardized format and easily incorporated into the Company's consolidated reports. In addition, the management of acquired companies is introduced to the policies and financial goals of the Company and attend regularly scheduled best practices forums as well as regional management meetings on an ongoing basis. In this manner, the Company attempts to share efficiencies throughout its operations while maintaining the entrepreneurial atmosphere of the acquired business.

COMPANY OPERATIONS

     The Company offers a broad range of electrical contracting services, including installation and design, for both new and renovation projects in the commercial, industrial and residential markets. The Company also offers long-term and per call maintenance services, which generally provide recurring revenues that are relatively independent of levels of construction activity.

     In certain markets the Company offers design-and-build expertise and specialized services, which typically require specific skills and equipment, in order to provide value added services to the customer and to earn higher margins than those generated by general electrical contracting and maintenance services which are often obtained by competitive bid. The Company also acts as a subcontractor for a variety of national, regional and local builders in the installation of electrical and other systems.

     Commercial and Industrial. New commercial and industrial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow the contractor to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to the owner for payment, less a retainage of 5% to 10% of the construction cost of the project. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials and components to the job site, scheduling of work crews and inspection and quality control) is coordinated during these phases. The Company generally provides the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year.

     Residential. New residential installations begin with a builder providing architectural or electrical drawings for the residences within the tract being developed. The Company typically submits a bid or contract proposal for the work. Company personnel analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required for the project. The Company delivers a written bid or negotiates an arrangement for the job. The installation work is coordinated by the Company's field supervisors along with the builder's personnel. Payments for the project are generally obtained within 30 days, at which time any mechanics' and materialmen's liens securing such payments are released. Interim payments are often obtained to cover labor and materials costs on larger projects.

     Power Line. Power line work begins with a request for bids from either an electric utility or a general contractor. The Company will analyze the plans provided and determine the amount of its bid. Once the project is awarded, it is conducted in scheduled phases, and progress billings are rendered for payment. This work is capital intensive, requiring the use of various pieces of heavy equipment. Additionally, the electricians that perform power line work must be highly skilled in order to work with the high voltage power lines. In addition to running the lines, the Company often will construct the towers that carry the lines as well as electrical substations.

     Data Communication. Data communication work can be either regional infrastructure, which involves running lines cross country, or site specific installation of cabling in a new or existing structure. Infrastructure work is similar in nature to power line work. Installation of cabling in a new or existing structure is usually done for general contractors, computer network consultants or end users. The work is similar to the installation of electrical wiring in commercial or residential structures. However, because the materials and certain of the methods used in the installation of data cabling differ from those used in the installation of electrical wiring, the work is typically performed by technicians who specialize in data cabling. Large data cabling projects often include traditional electrical contracting elements and create an opportunity for the Company to better serve the overall needs of the customer and to capture a larger percentage of that project's contractor expenditures. The Company's operations in the data communication market are currently focused on site specific installations.

     Maintenance Services. The Company's maintenance services are supplied on a long-term and per call basis. The Company's long-term maintenance services are provided through service contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. The Company's per call maintenance services are initiated when a customer requests emergency repair service or the Company calls the client to schedule periodic maintenance work. Service technicians are scheduled for the call or routed to the customer's residence or business by the dispatcher. Service personnel work out of the Company's service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call travels to the residence or business, interviews the customer, diagnoses the problem, prepares and discusses a price quotation, performs the work and often collects payment from the customer. Most work is warrantied for one year.

     Major Customers. The Company has a diverse customer base, with no single customer accounting for more than 5% of the Company's pro forma combined revenues for the year ended September 30, 1998. As a result of emphasis on quality and worker reliability, the Company's management and a dedicated sales and work force have been responsible for developing and maintaining successful relationships with key customers. Customers generally include general contractors; developers; consulting engineers; architects; owners and managers of large retail establishments, office buildings, apartments and condominiums, theaters and restaurants; hotels and casinos; manufacturing and processing facilities; arenas and convention centers; hospitals; school districts; military and other government agencies; airports and car lots. The Company intends to continue its emphasis on developing and maintaining relationships with its customers by providing superior, high-quality service.

     Employee Screening, Training and Development. The Company is committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, the Company's safety practices and other internal policies. The Company supports and funds continuing education for its employees, as well as apprenticeship training for its technicians under the Bureau of Apprenticeship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for four years may seek to become journeymen electricians and, after additional years of experience, master electricians. The Company pays progressive increases in compensation to employees who acquire such additional training, and more highly trained employees serve as foremen, estimators and project managers. The Company's master electricians are licensed in one or more cities or other jurisdictions in order to obtain the permits required in the Company's business, and certain employees have also obtained specialized licenses in areas such as security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, the Company believes that the number, skills and licenses of its employees constitute a competitive strength in the industry.

     The Company actively recruits and screens applicants for its technical positions and has established programs in some locations to recruit apprentice technicians directly from high schools and vocational-technical schools. Prior to employment, the Company makes an assessment of the technical competence level of all potential new employees, confirms background references, conducts random drug testing and checks criminal and driving records.

     Purchasing. As a result of economies of scale derived through its acquisitions, the Company has been able to purchase equipment, parts and supplies at discounts to historical levels. In addition, as a result of the Company's size, it is also able to lower its costs for (i) the purchase or lease of vehicles; (ii) bonding, casualty and liability insurance; (iii) health insurance and related benefits; (iv) retirement benefits administration; (v) office and computer equipment; and (vi) marketing and advertising.

     Substantially all the equipment and component parts the Company sells or installs are purchased from manufacturers and other outside suppliers. The Company is not materially dependent on any of these outside sources.

MANAGEMENT INFORMATION AND CONTROLS

     The Company has centralized its consolidation accounting and certain other financial reporting activities at its operational headquarters in Houston, Texas, while basic accounting activities are conducted at the operating level. The Company believes that its current information systems hardware and software are adequate to meet current needs for financial reporting, internal management control and other necessary information and the needs of newly acquired corporations.

PROPERTY AND EQUIPMENT

     The Company operates a fleet of owned and leased service trucks, vans and support vehicles. The Company believes these vehicles generally are adequate for its current operations.

     At September 30, 1998, the Company maintained warehouses, sales facilities and administrative offices at 89 locations. Substantially all of the Company's facilities are leased. The Company leases its corporate headquarters located in Houston, Texas.

     The Company believes that its properties are generally adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available as required.

COMPETITION

     The electrical contracting industry is highly fragmented and competitive. Most of the Company's competitors are small, owner-operated companies that typically operate in a limited geographic area. There are few public companies focused on providing electrical contracting services. In the future, competition may be encountered from new market entrants. Competitive factors in the electrical contracting industry include (i) the availability of qualified and licensed electricians, (ii) safety record, (iii) cost structure, (iv) relationships with customers, (v) geographic diversity, (vi) ability to reduce project costs, (vii) access to technology, (viii) experience in specialized markets and (ix) ability to obtain bonding. See "Risk Factors -- Competition."

REGULATIONS

     The Company's operations are subject to various federal, state and local laws and regulations, including (i) licensing requirements applicable to electricians; (ii) building and electrical codes; (iii) regulations relating to consumer protection, including those governing residential service agreements and (iv) regulations relating to worker safety and protection of the environment. The Company believes it has all required licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements. Failure of the Company to comply with applicable regulations could result in substantial fines or revocation of the Company's operating licenses.

     Many state and local regulations governing electricians require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the Company's electricians who work in the state or county that issued the permit or license. The Company intends to implement a policy to ensure that, where possible, any such permits or licenses that may be material to the Company's operations in a particular geographic region are held by at least two Company employees within that region.

LITIGATION

     Subsidiaries of the Company are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

RISK MANAGEMENT AND INSURANCE

     The primary risks in the Company's operations include bodily injury, property damage and injured workers' compensation. The Company maintains automobile and general liability insurance for third party bodily injury and property damage and workers' compensation coverage which it considers appropriate to insure against these risks, subject to deductibles.

EMPLOYEES

     At September 30, 1998, the Company had approximately 7,869 employees. The Company is not a party to any collective bargaining agreements with its employees. The Company believes that its relationship with its employees is satisfactory.

                                  RISK FACTORS

EXPOSURE TO DOWNTURNS IN CONSTRUCTION

     A large portion of our business is the installation of electrical systems in newly constructed and renovated buildings, plants and residences. Our ability to maintain or increase revenues from new installation services will depend on the number of new construction starts and renovations. Our revenue growth from year to year is likely to reflect the cyclical nature of the construction industry. The number of new building starts will be affected by local economic conditions, changes in interest rates and other related factors. The housing industry is similarly affected by changes in general and local economic conditions, such as the following:

     - employment and income levels;

     - interest rates and other factors affecting the availability and cost of financing;

     - tax implications for home buyers;

     - consumer confidence; and

     - housing demand.

Downturns in levels of construction or housing starts could have a material adverse effect on our business, financial condition and results of operations.

MANAGEMENT OF GROWTH

     We expect to grow both internally and through acquisitions. We expect to expend significant time and effort in evaluating, completing and integrating acquisitions and opening new facilities. We cannot guarantee that our systems, procedures and controls will be adequate to support our expanding operations, including the timely receipt of financial information from acquired companies. This future growth will impose significant added responsibilities on our senior management, such as the need to identify, recruit and integrate new senior managers and executives. If we are unable to manage our growth, or if we are unable to attract and retain additional qualified management, there could be a material adverse effect on our financial condition and results of operations.

LIMITED AVAILABILITY OF ELECTRICIANS

     There is currently a shortage of qualified electricians. Our ability to increase productivity and profitability will be limited by our ability to employ, train and retain skilled electricians who meet our requirements. There can be no assurance that, among other things:

     - we will be able to maintain the skilled labor force necessary to operate efficiently;

     - our labor expenses will not increase as a result of a shortage in the skilled labor supply; or

     - we will not have to curtail internal growth as a result of labor shortages.

ABSENCE OF COMBINED OPERATING HISTORY

     Each of our companies formerly operated as separate independent entities. As we continue to grow, there can be no assurance that our management group will be able to oversee the company and effectively implement our operating or growth strategies. Our success will depend on our management's ability to profitably integrate future acquisitions.

EFFECT OF ACQUISITIONS ON OPERATIONS

     We expect to grow through acquisitions. We cannot guarantee that we will be able to acquire additional businesses or integrate and manage them successfully. Such acquisitions may involve a number of issues, including:

     - adverse short-term effects on our financial results;

     - diversion of our management's attention;

     - dependence on retention, hiring and training of key personnel; and

     - risks associated with unanticipated problems or legal liabilities.

     In addition, if industry consolidation becomes more prevalent, the prices for acquisition candidates may increase and the number of available candidates may decrease. We believe that the industry will experience continuing consolidation on both a national and a regional level by other companies that have acquisition objectives similar to ours. These competitors may have greater financial resources to finance acquisition and internal growth opportunities and might be willing to pay higher prices than we are willing to pay for the same acquisition opportunities. We cannot assure you that the businesses we acquire will achieve sales and profitability that justify our investment.

ACQUISITION FINANCING

     We intend to continue to use our common stock as at least part of the consideration paid for companies we acquire. If the common stock does not maintain a sufficient value or company owners will not accept common stock as consideration for their businesses, we may be required to use more of our cash to pursue our acquisition program. If we do not have sufficient cash or borrowing capacity, our growth could be limited unless we are able to obtain additional cash from the sale of debt or common stock in the public market.

OPERATING HAZARDS

     Our operations are subject to the numerous hazards associated with the construction of electrical systems. These hazards include, but are not limited to, electrocutions, fires, mechanical failures or transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and may result in suspension of operations. We maintain insurance coverage in the amounts and against the risks we believe are in accordance with industry practice, but this insurance does not cover all types or amounts of liabilities. No assurance can be given either that
(i) this insurance will be adequate to cover all losses or liabilities we may incur in our operations or (ii) we will be able to maintain insurance of the types or at levels that are adequate or at reasonable rates.

CONTRACT BIDDING RISKS

     We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

DEPENDENCE ON KEY PERSONNEL

     Our operations depend on the continued efforts of our current and future executive officers and senior management and key management personnel at the companies we have acquired. We cannot guarantee that any key member of management at the corporate or subsidiary level will continue in such capacity for any particular period of time. The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. We do not maintain key man life insurance.

COMPETITION

     Our industry is highly competitive and is served by small, owner-operated private companies, public companies and several large regional companies. We could also face competition in the future from other competitors entering the market. Some of our competitors offer a greater range of services, such as mechanical construction, plumbing and heating, ventilation and air conditioning services. Competition in the electrical contracting industry depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates.

CERTAIN ANTI-TAKEOVER PROVISIONS

     Our amended and restated certificate of incorporation, bylaws, employment agreements and employee benefit plans contain provisions which may have the effect of delaying, deferring or preventing a change in our control. For example, the certificate of incorporation and bylaws provide for a classified board of directors, the prohibition of stockholder action by written consent and the affirmative vote of at least 66 2/3% of all outstanding shares of our stock to approve the removal of directors from office. Our board of directors has the authority to issue shares of preferred stock without stockholder approval. Any series of preferred stock is likely to be senior to the common stock with respect to dividends, liquidation rights and, possibly, voting. In addition, the board of directors is authorized by our certificate of incorporation to issue certain rights pursuant to a rights plan. The ability to issue preferred stock or rights could have the effect of discouraging unsolicited acquisition proposals. Our stock option plan contains provisions that allow for, among other things, the acceleration of vesting or payment of awards granted under such plan in the event of a "change of control," as defined in the plan. In addition, we have entered into employment agreements with certain executive officers and key employees allowing for cash payments under certain circumstances following a change in control, which is generally defined to occur upon:

     - the acquisition by any person of 20% or more of the total voting power of our outstanding securities;

     - the first purchase pursuant to a tender or exchange offer for common stock;

     - the approval of certain mergers, sale of substantially all our assets, or our dissolution; or

     - a change in a majority of the members of the our board of directors.

SEASONALITY; FLUCTUATION OF QUARTERLY OPERATING RESULTS

     Our business can be subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Our quarterly results may also be affected by the timing of acquisitions, the timing and size of acquisition costs and regional economic conditions. Accordingly, our performance in any particular quarter may not be indicative of the results which can be expected for any other quarter or for the entire year.

POTENTIAL FAILURE OF COMPUTER SYSTEMS TO RECOGNIZE YEAR 2000

     We are dependent on our computer software programs and operating systems in operating our business. We also depend on the proper functioning of computer systems of third parties, such as vendors and clients. The failure of any of these systems to appropriately interpret the upcoming calendar year 2000 could have a material adverse effect on our financial condition, results of operations, cash flow and business prospects. We are currently identifying our own applications that will not be Year 2000 compliant and taking steps to determine whether third parties are doing the same. In addition, we are implementing a plan to prepare our computer systems to be Year 2000 compliant by September 30, 1999.

     Our inability to remedy our own Year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We can not assure you that our Year 2000 program will be effective or that our estimates about the timing and cost of completing our program will be accurate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

ITEM 2. PROPERTIES

     IES operates a fleet of owned and leased service trucks, vans and support vehicles. It believes these vehicles generally are adequate for IES's current operations.

     At September 30, 1998, IES maintained warehouses, sales facilities and administrative offices at 89 locations. Substantially all of IES's facilities are leased. IES leases its corporate headquarters located in Houston, Texas.

     IES believes that its properties are generally adequate for its present needs. Furthermore, IES believes that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

     Subsidiaries of the Company are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since January 27, 1998, the Company's Common Stock has traded on the NYSE under the symbol "IEE." The following table presents the quarterly high and low sales prices for the Common Stock on the NYSE since January 26, 1998.

                                                              HIGH    LOW
                                                              ----    ---
FISCAL YEAR ENDED SEPTEMBER 30, 1998
  Second Quarter (From January 27, 1998)....................   19 7/8 13
  Third Quarter.............................................   24 1/2 17
  Fourth Quarter............................................   23 3/8 13

     As of December 17, 1998 there were approximately 225 holders of record of the Common Stock.

     The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The Company's debt instruments include certain restrictions on the payment of cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     IES acquired the Founding Companies concurrently with the consummation of its initial public offering of common stock on January 30, 1998 (the "IPO"). Pursuant to the SEC's Staff Accounting Bulletin No. 97, Houston-Stafford Electric, Inc. ("Houston-Stafford") is considered for accounting purposes the entity which acquired the other Founding Companies and IES (the "Accounting Acquirer"). As such, IES's consolidated historical financial statements represent the financial position and results of operations of (i) Houston-Stafford as restated to include the financial position and results of operations of one Acquired Company that was acquired in a pooling of interests, and (ii) the other Founding Companies and the other Acquired Companies beginning on their respective dates of acquisition. The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated Financial Statements of Integrated Electrical Services, Inc. and Subsidiaries and the notes thereto included in Item 8. "Financial Statements and Supplementary Data." The selected historical financial information for the nine months ended September 30, 1997 has been derived from the unaudited consolidated financial statements of IES, which have been prepared on the same basis as the audited financial statements and, in the opinion of Company management, reflect all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of such data. The results of operations for the interim period presented should not be regarded as indicative of the results that may be expected for a full year.

                                                               NINE MONTHS        YEAR ENDED
                                 YEAR ENDED DECEMBER 31,          ENDED          SEPTEMBER 30,
                               ----------------------------   SEPTEMBER 30,   -------------------
                                1994      1995       1996         1997          1997       1998
                               -------   -------   --------   -------------   --------   --------
                                                               (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues.....................  $65,211   $73,345   $101,431   $      92,379   $117,111   $386,721
Cost of services (including
  depreciation)..............   57,633    63,709     85,081          76,306     95,937    306,052
                               -------   -------   --------   -------------   --------   --------
Gross profit.................    7,578     9,636     16,350          16,073     21,174     80,669
Selling, general and
  administrative expenses....    6,786     7,905     10,228          10,222     14,261     47,390
Non-cash, non-recurring
  compensation charge........       --        --         --              --         --     17,036
Goodwill amortization........       --        --         --              --         --      3,212
                               -------   -------   --------   -------------   --------   --------
Income from operations.......      792     1,731      6,122           5,851      6,913     13,031
Interest and other income
  (expense), net.............      (80)     (182)        14             292        385       (393)
                               -------   -------   --------   -------------   --------   --------
Income before income taxes...      712     1,549      6,136           6,143      7,298     12,638
Provision for income taxes...      287       563      2,471           2,408      2,923     12,690
                               -------   -------   --------   -------------   --------   --------
Net income (loss)............  $   425   $   986   $  3,665   $       3,735   $  4,375   $    (52)
                               =======   =======   ========   =============   ========   ========

                                                  AS OF DECEMBER 31,        AS OF SEPTEMBER 30,
                                              ---------------------------   --------------------
                                               1994      1995      1996       1997       1998
                                              -------   -------   -------   --------   ---------
BALANCE SHEET DATA:
Cash........................................  $   680   $ 1,772   $ 4,301   $ 4,154    $ 14,583
Working capital.............................    3,095     3,905     7,068     7,770      75,020
Total assets................................   13,594    14,882    23,712    35,794     502,468
Total debt..................................    3,294     1,221     1,959     2,169      94,177
Total stockholders' equity..................    4,431     5,842     8,700    12,636     302,704

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

     The following discussion should be read in conjunction with the financial statements, and related notes thereto, and "Selected Financial Data" appearing elsewhere in this annual report.

     Our company is the third largest provider of electrical contracting and maintenance services in the United States. We began operations on January 30, 1998 with the acquisition of 16 electrical businesses and through September 30, 1998, we have acquired 21 additional electrical contracting and maintenance services businesses.

     We serve a broad range of markets, including the commercial, industrial and residential and power line markets. In addition, we have recently entered into the data communication market, which includes the installation of wiring for computer networks and fiber optic telecommunications systems. Our revenues are generated from a mix of new construction, renovation, maintenance and specialized services. We also focus on higher margin, larger projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house engineers, as well as service, maintenance and certain renovation and upgrade work which tends to either be recurring, have lower sensitivity to economic cycles, or both.

     Pursuant to the SEC's Staff Accounting Bulletin No. 97, Houston-Stafford is considered for accounting purposes the entity which acquired the other Founding Companies and IES. As such, IES's consolidated historical financial statements represent the financial position and results of operations of (i) Houston-Stafford as restated to include the financial position and results of operations of one Acquired Company that was acquired in a pooling of interests transaction, and (ii) the other Founding Companies and the other Acquired Companies beginning on their respective dates of acquisition.

     The Company's revenues are derived primarily from electrical construction and maintenance services provided to commercial, industrial, residential and power line and data communications customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs at completion. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of hours expended or some other measure of progress. Certain of the Company's customers require the Company to post performance and payment bonds upon the execution of the contract, depending upon the nature of the work to be performed. The Company's fixed-price contracts often include payment provisions pursuant to which the customer withholds up to ten percent from each payment during the course of a job and forwards all retained amounts to the Company upon completion and approval of the work. Maintenance and other service revenues are recognized as the services are performed.

     Cost of services consists primarily of salaries and benefits of employees, subcontracted services, materials, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. The Company's gross margin, which is gross profit expressed as a percentage of revenues, depends on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of services consists of labor costs, the Company typically achieves higher gross margins than on jobs where materials represent more of the cost of services. Materials costs can be calculated with relatively greater accuracy than labor costs, and the Company seeks to maintain higher margins on its labor-intensive projects to compensate for the potential variability of labor costs for these projects. Selling, general and administrative expenses consist primarily of compensation and related benefits for presidents, administrative salaries and benefits, advertising, office rent and utilities, communications and professional fees.

     The Company believes that it has realized savings from consolidation of insurance and bonding programs, reduction in other general and administrative expenses, such as training and advertising, the Company's ability to borrow at lower interest rates than the individual companies and consolidation of operations in certain locations and greater volume discounts from suppliers of materials, parts and supplies. Offsetting these savings are costs related to the Company's corporate management, costs of being a public company and costs of integrating acquired companies.

     As a result of the acquisitions of the Acquired Companies and the Founding Companies that were accounted for as purchases, the excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill on the Company's balance sheet and is being amortized as a non-cash charge to the statement of operations over a 40-year period.

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its long-term obligation under the Credit Facility, of which $89.5 million had been borrowed as of September 30, 1998. The Credit Facility matures on July 30, 2001. The weighted average interest rate of the $89.5 million of outstanding indebtedness was 6.87% at September 30, 1998.

RESULTS OF OPERATIONS

     The following table presents selected historical results of operations of IES and subsidiaries, with dollar amounts in thousands. These historical statements of operations represent the results of operations of (i) Houston-Stafford (as restated to include the results of operations of one Acquired Company that was acquired in a pooling-of-interests transaction) for periods ending prior to January 30, 1998 and (ii) Houston-

Stafford (as restated) and the results of operations of the Founding Companies and other Acquired Companies beginning on their respective dates of acquisition.

                                                NINE MONTHS
                                YEAR ENDED         ENDED          YEARS ENDED SEPTEMBER 30,
                               DECEMBER 31,    SEPTEMBER 30,   -------------------------------
                                   1996            1997             1997             1998
                              --------------   -------------   --------------   --------------
                                                (UNAUDITED)
Revenues....................  $101,431   100%  $92,379   100%  $117,111   100%  $386,721   100%
Cost of services............    85,081    84    76,306    83     95,937    82    306,052    79
                              --------   ---   -------   ---   --------   ---   --------   ---
  Gross profit..............    16,350    16    16,073    17     21,174    18     80,669    21
Selling, general and
  administrative expenses...    10,228    10    10,222    11     14,261    12     47,390    12
Goodwill amortization.......        --    --        --    --         --    --      3,212     1
Non-cash, non-recurring
  compensation charge in
  connection with the
  Founding Company
  acquisitions..............        --    --        --    --         --    --     17,036     5
                              --------   ---   -------   ---   --------   ---   --------   ---
Income from operations......     6,122     6     5,851     6      6,913     6     13,031     3
Interest and other income
  (expense), net............        14    --       292     1        385    --       (393)   --
                              --------   ---   -------   ---   --------   ---   --------   ---
Income before income
  taxes.....................     6,136     6     6,143     7      7,298     6     12,638     3
Provision for income
  taxes.....................     2,471     2     2,408     3      2,923     2     12,690     3
                              --------   ---   -------   ---   --------   ---   --------   ---
Net income (loss)...........  $  3,665     4%  $ 3,735     4%  $  4,375     4%  $    (52)   --
                              ========   ===   =======   ===   ========   ===   ========   ===

  Year ended September 30, 1998 compared to the year ended September 30, 1997

     Revenues increased $269.6 million, or 230%, from $117.1 million for the year ended September 30, 1997 to $386.7 million for the year ended September 30, 1998. The increase in revenues was principally due to the acquisition of the Founding Companies and the Acquired Companies.

     Gross profit increased $59.5 million, or 281%, from $21.2 million for the year ended September 30, 1997 to $80.7 million for the year ended September 30, 1998. The increase in gross profit was principally due to the acquisition of the Founding Companies and the Acquired Companies. As a percentage of revenues, gross profit increased from 18% in 1997 to 21% in 1998. This increase was attributable primarily to Houston-Stafford's lower margin on certain materials acquired for a significant customer and higher than normal levels of overtime in the prior year.

     Selling, general and administrative expenses increased $33.1 million, or 232%, from $14.3 million for the year ended September 30, 1997 to $47.4 million for the year ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues remained constant at approximately 12% in 1997 and 1998. Selling, general and administrative expenses were primarily attributable to the acquisitions of the Founding Companies and the Acquired Companies, a $5.6 million bonus paid to the owners of Houston-Stafford during the four months ended in January 1998, compared to a $1.5 million bonus during the four months ended in January 1997, and approximately $3.3 million of public company related corporate costs incurred in 1998 which did not exist in 1997. Excluding such bonuses and higher corporate costs, selling, general and administrative expenses as a percentage of revenues decreased from 11% in 1997 to 10% in 1998.

     Income from operations increased $6.1 million, or 88%, from $6.9 million for the year ended September 30, 1997 to $13.0 million for the year ended September 30, 1998. This increase in operating income was primarily attributable to acquisition of the Founding Companies and the Acquired Companies and the non-recurring owner bonuses in 1997. These increases were partially offset by the higher corporate costs discussed above and the $17.0 million non-cash, non-recurring compensation charge incurred in connection with the Company's IPO (see Note 1 of Notes to Consolidated Financial Statements). As a percentage of revenues, income from operations (excluding the owner bonuses, higher corporate costs and the non-cash, non-recurring compensation charge noted above) increased from 7% in 1997 to 10% in 1998.

     Interest and other income (expense), net changed from income of $0.4 million in 1997 to $(0.4) million in 1998, primarily as a result of interest expense on borrowings to fund the Company's 1998 acquisitions. The increase in the Company's tax provision from $2.9 million in 1997 to $12.7 million in 1998 is primarily attributed to the growth in income from operations discussed above. The Company's effective tax rate increased from 40% in 1997 to 100% in 1998, due to a $17.0 million non-cash, non-recurring compensation charge recognized during 1998 in connection with the IPO which is not deductible for tax purposes. The change in net income (loss) is primarily attributed to the factors discussed above.

  Year ended September 30, 1997 compared to the year ended December 31, 1996.

     Revenues increased $15.7 million, or 15%, from $101.4 million for the year ended December 31, 1996 to $117.1 million for the year ended September 30, 1997 primarily as a result of increased demand and the consolidation of an electrical supply company, partially offset by the effects of unusually rainy weather in Texas.

     Gross profit increased $4.8 million, or 30%, during the year ended September 30, 1997 to $21.2 million, and gross margin increased to 18% during the year ended September 30, 1997 from 16% during the year ended December 31, 1996 as a result of favorable pricing related to the increase in demand and higher discounts on certain long-term material purchase commitments.

     Selling, general and administrative expenses increased 40% from $10.2 million to $14.3 million. The increase was primarily attributable to an increase in bonuses for certain key employees and to a lesser degree higher insurance costs.

     Income from operations increased $0.8 million, or 13%, from $6.1 million for the year ended December 31, 1996 to $6.9 million for the year ended September 30, 1997. This increase in operating income was primarily attributable to the changes in revenues and selling, general and administrative expenses discussed above. As a percentage of revenues, income from operations remained constant at 6%.

     Interest and other income, net increased from $14,000 in 1996 to $0.4 million in 1997 due to an increase in other income. The Company's effective tax rate remained constant at 40% in 1996 and 1997. The increase in net income is primarily attributed to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash of $14.6 million, working capital of $75.0 million, borrowings of $89.5 million under its three-year revolving credit facility (the "Credit Facility"), $2.2 million of letters of credit outstanding and available capacity under its Credit Facility of $83.3 million.

     During the year ended September 30, 1998, the Company generated $8.3 million of net cash from operating activities, comprised of a net loss of $52,000, increased by $22.6 million of non-cash charges related to a non-recurring compensation charge and depreciation and amortization expense, decreased by a $20.0 million increase in receivables as a result of revenue growth and the timing of collections, with the balance of the change due to other working capital changes. Net cash used in investing activities was $131.9 million, including $128.7 million used for the purchase of businesses, net of cash acquired. Net cash flow provided by financing activities was $134.0 million, resulting primarily from $91.5 million of net proceeds from the IPO, $108.0 million from borrowings under the Company's Credit Facility, reduced by payments of debt of $47.5 million, and cash payments of $17.8 million representing consideration paid to the stockholders of Houston-Stafford.

     In January 1998, the Company entered into a credit facility (the "Credit Facility"), which provided for borrowings of up to $65.0 million, to be used for working capital, capital expenditures, other corporate purposes and acquisitions. In August 1998, the Company increased the amounts available for borrowings under its Credit Facility to $175.0 million. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the federal funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

     The Company anticipates that its cash flow from operations and proceeds from its Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through fiscal 1999.

     Through September 30, 1998, the Company utilized a combination of existing cash, borrowings under its Credit Facility, and its common stock to acquire 37 companies. Subsequent to September 30, 1998, the Company acquired five companies for an aggregate consideration of approximately 732,000 shares of Common Stock and $6.0 million in cash, net of cash acquired. The cash component of the consideration paid for these companies was funded with proceeds from the IPO, existing cash, and borrowings under the Credit Facility.

     The Company intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility, as well as issuances of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of the Company's business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. The Company's service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company's volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects and acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

INFLATION

     Due to the relatively low levels of inflation experienced in fiscal 1996, 1997 and 1998, inflation did not have a significant effect on the results of the company in those fiscal years, or any of the Founding Companies or the Acquired Companies during similar periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company will adopt in the first quarter of 1999 SFAS No. 130 "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The Company expects that there will be no difference between the Company's "traditional" and "comprehensive" net income.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating systems in interim financial reports issued to shareholders. SFAS No. 131 is effective for the Company for its year ended September 30, 1999, at which time the Company will adopt the provision. The Company is currently evaluating the impact on the Company's financial disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company for its year ended September 30, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized as current earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

YEAR 2000

     Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

     Compliance Program. In order to address the Year 2000 issue, the Company has established a project team to assure that key automated systems and related processes will remain functional through year 2000. The team will address the project in the following stages: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Company. The Company has retained a consulting firm to assist with the review of its systems for Year 2000 issues.

     Company State of Readiness. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program which will continue to be updated throughout the life of the project. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. To date, the Company does not expect that responses from such third parties will be conclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Company's interaction with third parties is also currently being evaluated.

     Management expects that the remediation, testing and implementation phases will be completed prior to the year 2000.

     Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company in 1999 and 2000 associated with assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software will be less than $300,000. The Company expects that planned capital expenditures to replace existing financial system applications and hardware will substantially address its existing Year 2000 issues with financial system applications and hardware. To date, the Company has not expended significant funds related to its Year 2000 compliance assessment.

     Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful are the Company's project estimating and management systems, financial systems applications and related third-party software. Potential problems if the Year 2000 compliance program is not successful include disruptions of the Company's revenue gathering from and distribution to its customers and vendors and the inability to perform its other financial and accounting functions.

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed during 1999. Management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to its long-term obligation under the Credit Facility, of which $89.5 million had been borrowed as of September 30, 1998. The Credit Facility matures on July 30, 2001. The weighted average interest rate of the $89.5 million of outstanding indebtedness was 6.87% at September 30, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Integrated Electrical Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................    22
  Consolidated Balance Sheets...............................    23
  Consolidated Statements of Operations.....................    24
  Consolidated Statements of Stockholders' Equity...........    25
  Consolidated Statements of Cash Flows.....................    26
  Notes to Consolidated Financial Statements................    27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Integrated Electrical Services, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc., a Delaware corporation, and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996, and for each of the two years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Electrical Services, Inc., and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1996, and for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
November 12, 1998

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                    (NOTE 1)

                                     ASSETS

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
CURRENT ASSETS:
  Cash......................................................  $ 4,154    $ 14,583
  Accounts receivable:
     Trade, net of allowance of $537 and $4,160,
      respectively..........................................   14,287     120,153
     Retainage..............................................    4,611      26,074
     Related party..........................................       --         100
  Inventories, net..........................................    2,878       6,440
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    1,368      12,502
  Prepaid expenses and other current assets.................    1,173       3,198
                                                              -------    --------
          Total current assets..............................   28,471     183,050
                                                              -------    --------
RECEIVABLES FROM RELATED PARTIES............................      309         142
GOODWILL, net...............................................      970     293,066
PROPERTY AND EQUIPMENT, net.................................    4,110      23,436
OTHER NONCURRENT ASSETS.....................................    1,934       2,774
                                                              -------    --------
          Total assets......................................  $35,794    $502,468
                                                              =======    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current maturities of long-term
     debt...................................................  $   894    $  3,823
  Accounts payable and accrued expenses.....................   14,669      69,225
  Income taxes payable......................................    1,540       6,686
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    3,266      27,807
  Other current liabilities.................................      332         489
                                                              -------    --------
          Total current liabilities.........................   20,701     108,030
                                                              -------    --------
LONG-TERM BANK DEBT.........................................       --      89,500
OTHER LONG-TERM DEBT, net of current maturities.............    1,275         854
OTHER NON-CURRENT LIABILITIES...............................    1,182       1,380
                                                              -------    --------
          Total liabilities.................................   23,158     199,764
                                                              -------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 authorized,
     none issued and outstanding............................       --          --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 4,492,039 and 28,105,363 shares issued and
     outstanding............................................       45         281
  Restricted common stock, $.01 par value, 2,655,709 shares
     authorized, 2,655,709 shares issued and outstanding at
     September 30, 1998.....................................       --          27
  Additional paid-in capital................................      887     291,650
  Retained earnings.........................................   11,704      10,746
                                                              -------    --------
          Total stockholders' equity........................   12,636     302,704
                                                              -------    --------
          Total liabilities and stockholders' equity........  $35,794    $502,468
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                    (NOTE 1)

                                                             NINE MONTHS           YEAR ENDED
                                              YEAR ENDED        ENDED            SEPTEMBER 30,
                                             DECEMBER 31,   SEPTEMBER 30,   ------------------------
                                                 1996           1997           1997         1998
                                             ------------   -------------   ----------   -----------
                                                             (UNAUDITED)
REVENUES...................................   $  101,431     $   92,379     $  117,111   $   386,721
COST OF SERVICES (including depreciation)..       85,081         76,306         95,937       306,052
                                              ----------     ----------     ----------   -----------
  Gross profit.............................       16,350         16,073         21,174        80,669
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.................................       10,228         10,222         14,261        47,390
NON-CASH, NON-RECURRING COMPENSATION CHARGE
  IN CONNECTION WITH THE FOUNDING COMPANY
  ACQUISITIONS (Note 1)....................           --             --             --        17,036
GOODWILL AMORTIZATION......................           --             --             --         3,212
                                              ----------     ----------     ----------   -----------
  Income from operations...................        6,122          5,851          6,913        13,031
                                              ----------     ----------     ----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense, net....................         (171)          (164)          (214)         (728)
  Other, net...............................          185            456            599           335
                                              ----------     ----------     ----------   -----------
          Other income (expense), net......           14            292            385          (393)
                                              ----------     ----------     ----------   -----------
INCOME BEFORE INCOME TAXES.................        6,136          6,143          7,298        12,638
PROVISION FOR INCOME TAXES.................        2,471          2,408          2,923        12,690
                                              ----------     ----------     ----------   -----------
NET INCOME (LOSS)..........................   $    3,665     $    3,735     $    4,375   $       (52)
                                              ==========     ==========     ==========   ===========
BASIC AND DILUTED EARNINGS (LOSS) PER
  SHARE....................................   $      .82     $      .83     $      .97   $        --
                                              ==========     ==========     ==========   ===========
SHARES USED IN THE COMPUTATION OF BASIC AND
  DILUTED EARNINGS (LOSS) PER SHARE (Note
  2).......................................    4,492,039      4,492,039      4,492,039    19,753,060
                                              ==========     ==========     ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                    (NOTE 1)

                                                              RESTRICTED
                                       COMMON STOCK          COMMON STOCK      ADDITIONAL                  TOTAL
                                    -------------------   ------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                      SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS      EQUITY
                                    ----------   ------   ---------   ------   ----------   --------   -------------
BALANCE, December 31, 1995........   4,492,039    $ 45           --    $--      $    887    $ 4,109      $  5,041
  Net income......................          --      --           --     --            --      3,665         3,665
                                    ----------    ----    ---------    ---      --------    -------      --------
BALANCE, December 31, 1996........   4,492,039      45           --     --           887      7,774         8,706
  Net income......................          --      --           --     --            --      3,735         3,735
  Adjustment for change in fiscal
    year of pooled company........          --      --           --     --            --        195           195
                                    ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 1997.......   4,492,039      45           --     --           887     11,704        12,636
  Non-cash non-recurring
    compensation charge...........          --      --           --     --        17,036         --        17,036
  Initial public offering of
    stock.........................   8,050,000      80           --     --        91,433         --        91,513
  Issuance of stock for
    acquisitions..................  15,563,324     156    2,655,709     27       199,920         --       200,103
  Distribution to accounting
    acquirer......................          --      --           --     --       (17,626)      (906)      (18,532)
  Net loss........................          --      --           --     --            --        (52)          (52)
                                    ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 1998.......  28,105,363    $281    2,655,709    $27      $291,650    $10,746      $302,704
                                    ==========    ====    =========    ===      ========    =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    (NOTE 1)

                                                                            NINE MONTHS         YEAR ENDED
                                                             YEAR ENDED        ENDED          SEPTEMBER 30,
                                                            DECEMBER 31,   SEPTEMBER 30,   --------------------
                                                                1996           1997          1997       1998
                                                            ------------   -------------   --------   ---------
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................     $ 3,665        $  3,735      $  4,375   $     (52)
  Adjustment for change in fiscal year of the pooled
    company..............................................          --             195            --          --
  Non-cash non-recurring compensation charge.............          --              --            --      17,036
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization........................         304             319           398       5,557
    Loss (gain) on sale of property and equipment........           3            (142)         (140)       (177)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable................................      (4,157)         (4,399)       (3,886)    (20,000)
      Inventories........................................          (9)         (1,400)       (1,409)        631
      Costs and estimated earnings in excess of billings
        on uncompleted contracts.........................         (95)           (540)         (841)     (2,013)
      Prepaid expenses and other current assets..........         (91)           (153)         (286)      1,603
  Increase (decrease) in:
    Accounts payable and accrued expenses................       1,675           2,613         2,379      (1,063)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts..............................       1,609             (54)         (747)      4,838
    Other current liabilities............................         906             688           272         (66)
    Other, net...........................................         (20)            190           210       2,042
                                                              -------        --------      --------   ---------
    Net cash provided by operating activities............       3,790           1,052           325       8,336
                                                              -------        --------      --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment...........          22              70            84         702
  Additions of property and equipment....................        (900)         (1,025)         (997)     (4,352)
  Purchase of businesses, net of cash acquired...........          --            (100)         (100)   (128,735)
  Collections of notes receivable........................          --              77            77         475
  Other, net.............................................          --              --            21          --
                                                              -------        --------      --------   ---------
    Net cash used in investing activities................        (878)           (978)         (915)   (131,910)
                                                              -------        --------      --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt...........................       2,960          10,373        10,979     108,026
  Payments of long-term debt.............................      (3,408)        (10,594)      (11,545)    (47,778)
  Distributions to stockholders..........................          --              --            --     (17,758)
  Proceeds from initial public offering..................          --              --            --      91,513
                                                              -------        --------      --------   ---------
    Net cash provided by (used in) financing
      activities.........................................        (448)           (221)         (566)    134,003
                                                              -------        --------      --------   ---------
NET INCREASE (DECREASE) IN CASH..........................       2,464            (147)       (1,156)     10,429
CASH, beginning of period................................       1,837           4,301         5,310       4,154
                                                              -------        --------      --------   ---------
CASH, end of period......................................     $ 4,301        $  4,154      $  4,154   $  14,583
                                                              =======        ========      ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest.............................................     $   171        $    160      $    193   $     755
    Income taxes.........................................       1,643           1,421         2,571      10,779
  Non-cash property distribution.........................          --              --            --         774

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION AND BASIS OF PRESENTATION:

     Integrated Electrical Services, Inc. (the "Company" or "IES"), a Delaware corporation, was founded in June 1997 to create a leading national provider and consolidator of electrical contracting and maintenance services, focusing primarily on the commercial, industrial, residential, powerline and data communications markets.

     On January 30, 1998, concurrent with the closing of its initial public offering (the "IPO" or "Offering") of common stock, IES acquired, in separate transactions, for consideration including $53.4 million of cash and 12.3 million shares of common stock, 16 companies and related entities engaged in all facets of electrical contracting and maintenance services (collectively, the "Founding Companies" or the "Founding Company Acquisitions"). Subsequent to its IPO, and through September 30, 1998, the Company acquired 21 additional electrical contracting and maintenance businesses for approximately $93.0 million of cash and 6.3 million shares of common stock (the "Acquired Companies"). Of these 21 Acquired Companies, 20 were accounted for using the purchase method of accounting and one was accounted for using the pooling-of-interests method of accounting resulting in a restatement of the Company's financial statements for all periods presented (see Note 3).

     The financial statements of the Company for periods prior to January 30, 1998, reflect the historical accounts of Houston-Stafford as the accounting acquirer. The $18.5 million of distributions to the accounting acquirer includes $17.8 million of the $53.4 million of cash consideration described above. The historical financial statements have been restated for all periods presented for the effect of the acquisition accounted for as a pooling-of-interest. The Founding Companies are included in the Company's results of operations beginning February 1, 1998, and the other Acquired Companies beginning on their respective dates of acquisition. Houston-Stafford's results of operations through January 30, 1998, include a non-cash, non-recurring compensation charge of approximately $17.0 million required by the Securities and Exchange Commission ("SEC") in connection with a note receivable and rights held by an officer of Houston-Stafford which was exchanged for cash and shares of IES common stock in connection with the Founding Company Acquisitions (see Note 10). The Company has changed from a calendar to a September fiscal year.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: absence of combined operating history, exposure to downturns in commercial construction or housing starts, risks related to its acquisition strategy, management of growth, availability of qualified employees, competition, seasonality, and dependence on key personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of IES and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the presentation used in 1998.

  Interim Financial Information

     The interim financial statements for the nine months ended September 30, 1997, are unaudited and have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Cash

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market generally using the first-in, first-out (FIFO) method.

  Property and Equipment

     Additions of property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $304,000 for the year ended December 31, 1996, and $391,000 and $2,148,000 for the years ended September 30, 1997 and 1998, respectively.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  Goodwill

     Goodwill represents the excess of the aggregate of purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of September 30, 1997 and 1998, accumulated amortization was approximately $33,000 and $3,245,000, respectively.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

  Debt Issue Costs

     Debt issue costs related to the Company's credit facility (see Note 6) are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 1998, accumulated amortization of debt issue costs was approximately $197,000.

  Revenue Recognition

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method generally measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income. The effects of these revisions are recognized in the

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

     The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

  Warranty Costs

     For certain contracts, the Company warrants labor for the first year after installation of new electrical systems. The Company generally warrants labor for 30 days after servicing of existing electrical systems. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

  Accounts Receivable and Provision for Doubtful Accounts

     Accounts receivable at September 30, 1997 and 1998 include approved claims and change orders which were expected to be collected within the fiscal year. The Company provides an allowance for doubtful accounts for unknown collection issues in addition to reserves for specific accounts receivable where collection is no longer probable.

  Stock-Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25 under which compensation expense is not recorded unless the fair market value of the related stock is in excess of the options exercise price at date of grant. The Company has elected to follow APB Opinion No. 25 for employee stock options and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed in SFAS No. 123 had been applied.

  Income Taxes

     The Company follows the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

     The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. The acquired businesses file "short period" federal income tax returns for the period from their last fiscal year through their respective acquisition dates.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Realization of Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company evaluates the recoverability of property and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. Adoption of this standard did not have a material effect on the consolidated financial position or results of operations of the Company.

  Earnings per Share

     The Company has adopted SFAS No. 128, "Earning Per Share," which requires restatement of all comparative per share amounts. Under the provisions of SFAS No. 128, the presentation of primary earnings per share has been replaced with earnings per share for potentially dilutive securities such as outstanding options. All prior period earnings per share data have been restated.

     For financial statement purposes as required by the rules and regulations of the Securities Act, Houston-Stafford has been identified as the accounting acquirer in the transaction with IES and its initial public offering. As such the shares of IES beneficially owned by the shareholders of Houston-Stafford and the shares issued in the pooling transaction have been used in the calculation of basic and diluted earnings per share of the Company, for all periods prior to the IPO. There was no impact on weighted average shares outstanding in fiscal 1998 as common stock equivalents are excluded in the calculation of weighted average shares outstanding for fiscal 1998 as the Company reported a net loss for this period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earnings per share was 399,833 at September 30, 1998.

  New Accounting Pronouncements

     The Company will adopt in the first quarter of 1999 SFAS No. 130 "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The Company expects that there will be no difference between the Company's "traditional" and "comprehensive" net income.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for the Company for its year ended September 30, 1999, at which time the Company will adopt the provision. The Company is currently evaluating the impact on the Company's financial disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company for its year ended September 30, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

3. BUSINESS COMBINATIONS:

     On January 30, 1998, concurrent with the closing of its IPO, IES acquired, in separate transactions, for consideration including $53.4 million of cash and
12.3 million shares of common stock, 16 companies and related entities engaged in all facets of electrical contracting and maintenance services. Subsequent to its IPO, and through September 30, 1998, the Company has acquired 21 additional electrical contracting and maintenance businesses for approximately $93.0 million of cash and 6.3 million shares of common stock. Of these 21 Acquired Companies, 20 were accounted for using the purchase method of accounting and one was accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's historical financial statements have been restated to include the historical financial statements of this one Acquired Company.

     The total consideration paid for the Acquired Companies, other than the one accounted for as a pooling-of-interest, through September 30, 1998, was approximately $93.0 million of cash and 5.2 million shares of common stock. The $137.8 million excess of the total consideration paid over the net tangible assets acquired has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying September 30, 1998, consolidated balance sheet includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

  Pooling

     On June 1, 1998, IES completed the acquisition of all the capital stock of H.R. Allen, Inc. ("Allen"), in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. Allen, headquartered in Charleston, South Carolina, provides electrical contracting and maintenance services. IES issued 1,140,000 shares of common stock in exchange for all of the capital stock of Allen. There were no transactions between IES or Allen during periods prior to the business combination.

     The following table summarizes the unaudited restated revenues, net income and per share data of the Company after giving effect to the acquisition of Allen (in thousands, except per share data):

                              YEAR ENDED              YEAR ENDED              YEAR ENDED
                           DECEMBER 31, 1996      SEPTEMBER 30, 1997      SEPTEMBER 30, 1998
                         ---------------------   ---------------------   ---------------------
                         REVENUES   NET INCOME   REVENUES   NET INCOME   REVENUES   NET INCOME
                         --------   ----------   --------   ----------   --------   ----------
Revenues and net income
  (loss):
  As previously
     reported..........  $ 70,493     $3,047     $ 81,575     $3,316     $366,208    $(1,351)
  Pooled Company.......    30,938        618       35,536      1,059       20,513      1,299
                         --------     ------     --------     ------     --------    -------
  As restated..........  $101,431     $3,665     $117,111     $4,375     $386,721    $   (52)
                         ========     ======     ========     ======     ========    =======
Earnings per share:
  As previously
     reported..........               $  .91                  $  .99                 $  (.07)
  Pooled Company.......                 (.09)                   (.02)                    .07
                                      ------                  ------                 -------
  As restated..........               $  .82                  $  .97                 $    --
                                      ======                  ======                 =======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Pro Forma Presentation

     The unaudited pro forma data presented below reflect the results of operations of the Company, the Founding Companies and the Acquired Companies acquired during fiscal 1998, and the IPO, assuming the transactions were completed on October 1, 1996 (in thousands):

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Revenues....................................................  $705,034   $750,449
                                                              ========   ========
Net income..................................................  $ 33,204   $ 34,633
                                                              ========   ========
Basic earnings per share....................................  $   1.08   $   1.13
                                                              ========   ========
Diluted earnings per share..................................  $   1.08   $   1.11
                                                              ========   ========

     The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, the reversal of the $17 million non-cash, non-recurring compensation charge (see
Note 1), estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income, and additional tax expense based on the Company's effective tax rate.

4. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                         ESTIMATED       SEPTEMBER 30,
                                                        USEFUL LIVES   -----------------
                                                          IN YEARS      1997      1998
                                                        ------------   -------   -------
Land..................................................       N/A       $ 1,773   $ 1,523
Buildings.............................................      5-32           686       585
Transportation equipment..............................       3-5         2,158    12,692
Machinery and equipment...............................      3-10         1,214     9,926
Leasehold improvements................................      5-32           273     2,888
Furniture and fixtures................................       5-7           563     3,170
                                                                       -------   -------
                                                                         6,667    30,784
Less -- Accumulated depreciation and amortization.....                  (2,557)   (7,348)
                                                                       -------   -------
          Property and equipment, net.................                 $ 4,110   $23,436
                                                                       =======   =======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              1997    1998
                                                              ----   ------
Balance at beginning of period..............................  $459   $  537
  Additions from the Acquired Companies (except Allen)......    --    3,534
  Additions to costs and expenses...........................    85      261
  Deductions for uncollectible receivables written off and
     recoveries.............................................    (7)    (172)
                                                              ----   ------
Balance at end of period....................................  $537   $4,160
                                                              ====   ======

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Accounts payable, trade.....................................  $ 9,033   $40,913
Accrued compensation and benefits...........................    2,412     8,536
Other accrued liabilities...................................    3,224    19,776
                                                              -------   -------
                                                              $14,669   $69,225
                                                              =======   =======

     Electrical system installation contracts in progress are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1997       1998
                                                              --------   ---------
Costs incurred on contracts in progress.....................  $ 43,997   $ 399,797
Estimated earnings..........................................     6,816      85,682
                                                              --------   ---------
                                                                50,813     485,479
Less -- Billings to date....................................   (52,711)   (500,784)
                                                              --------   ---------
                                                              $ (1,898)  $ (15,305)
                                                              ========   =========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  1,368   $  12,502
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts..................................    (3,266)    (27,807)
                                                              --------   ---------
                                                              $ (1,898)  $ (15,305)
                                                              ========   =========

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

6. DEBT:

     Debt consists of the following (in thousands):

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1997     1998
                                                              ------   -------
Secured credit facility with bank group, due July 30, 2001,
  at a weighted average interest rate of 6.87%..............  $   --   $89,500
Note payable to an officer, dated January 1998, payable on
  demand, including interest at 7%..........................      --     3,149
Note payable to an officer, dated August 1996, payable in
  monthly payments of $12 including interest at a rate of
  8%, maturing August 2003 and secured by stock (see Note
  10).......................................................     699        --
Line of credit with a bank with total borrowing capacity of
  $3,100, bearing interest at prime plus  1/2 percent,
  repaid in 1998 with proceeds from the Company's credit
  facility..................................................     507        --
Notes payable to banks bearing interest ranging from 8% to
  8.25%, repaid in 1998 with proceeds from the Company's
  credit facility...........................................     387        --
Note payable to an officer, bearing interest at 11%, repaid
  in 1998 with proceeds from the Company's credit
  facility..................................................      47        --
Mortgage payables to a bank and an individual bearing
  interest at 9% and 10%, repaid in 1998 with proceeds from
  the Company's credit facility.............................     145        --
Various capital lease obligations...........................      65       941
Other notes payable.........................................     319       587
                                                              ------   -------
                                                               2,169    94,177
Less short-term debt and current maturities of long-term
  debt......................................................     894     3,823
                                                              ------   -------
          Total long-term debt..............................  $1,275   $90,354
                                                              ======   =======

     Principal payments due on long-term debt at September 30, are as follows (in thousands):

1999........................................................   $ 3,823
2000........................................................       463
2001........................................................    89,736
2002........................................................        89
2003........................................................        27
Thereafter..................................................        39
                                                               -------
          Total.............................................   $94,177
                                                               =======

  Credit Facility

     In January 1998, the Company obtained a three-year revolving credit facility of up to $65.0 million from a commercial bank to be used for working capital, capital expenditures, other corporate purposes and acquisitions. In August, the Company increased the credit facility to $175.0 million. The credit facility matures July 30, 2001. Amounts borrowed under the credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.0 percent to 2.0 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the higher of (i) the bank's prime rate and (ii) the Federal funds rate plus 0.5 percent plus up to an additional 0.5 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.375 percent, as determined by the ratio of the Company's total funded debt to EBITDA, will be due on any unused borrowing capacity under the credit facility. The Company's existing and future subsidiaries

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. The credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements and maintenance of a total consolidated funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the financial covenants at September 30, 1998. As of September 30, 1998, the Company had outstanding indebtedness of $89.5 million under its Credit Facility, letters of credit outstanding under its Credit Facility of $2.2 million, and available borrowing capacity under its Credit Facility of $83.3 million.

7. LEASES:

     The Company leases various facilities, at which it conducts its operations, under noncancelable operating leases. For a discussion of leases with certain related parties see Note 10.

     Future minimum lease payments under these noncancelable operating leases are as follows (in thousands):

YEAR ENDED SEPTEMBER 30,
1999........................................................   $ 3,635
2000........................................................     3,377
2001........................................................     2,883
2002........................................................     2,494
2003........................................................     1,493
Thereafter..................................................       553
                                                               -------
                                                               $14,435
                                                               =======

     Rental expense for the year ended December 31, 1996, and the years ended September 30, 1997 and 1998, was approximately $155,000, $206,000 and $2,033,000, respectively.

8. INCOME TAXES:

     Federal and state income tax provisions are as follows (in thousands):

                                                                         YEAR ENDED
                                                       YEAR ENDED       SEPTEMBER 30,
                                                      DECEMBER 31,    -----------------
                                                          1996         1997      1998
                                                      ------------    ------    -------
Federal:
  Current...........................................     $1,741       $2,691    $11,952
  Deferred..........................................        434         (149)      (712)
State:
  Current...........................................        241          400      1,616
  Deferred..........................................         55          (19)      (166)
                                                         ------       ------    -------
                                                         $2,471       $2,923    $12,690
                                                         ======       ======    =======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                                         YEAR ENDED
                                                       YEAR ENDED       SEPTEMBER 30,
                                                      DECEMBER 31,    -----------------
                                                          1996         1997      1998
                                                      ------------    ------    -------
Provision at the statutory rate.....................     $2,148       $2,554    $ 4,423
Increase resulting from:
  Non-cash, non-recurring compensation charge.......         --           --      5,963
  Non-deductible goodwill...........................         --           --      1,103
  State income tax, net of benefit for federal
     deduction......................................        184          219        942
  Non-deductible expenses...........................        139          150        259
                                                         ------       ------    -------
                                                         $2,471       $2,923    $12,690
                                                         ======       ======    =======

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1997        1998
                                                              -------     ------
Deferred income tax assets:
  Bad debts.................................................  $   162     $1,029
  Inventory.................................................       --        240
  Reserves and accrued expenses.............................      564      1,758
  Other.....................................................       --        521
                                                              -------     ------
          Total deferred income tax asset...................      726      3,548
                                                              -------     ------
Deferred income tax liabilities:
  Property and equipment and goodwill.......................     (112)    (1,438)
  Deferred contract revenue and other.......................   (1,012)    (3,089)
  Accrued expenses..........................................      (47)        --
                                                              -------     ------
          Total deferred income tax liability...............   (1,171)    (4,527)
                                                              -------     ------
          Net deferred income tax liability.................  $  (445)    $ (979)
                                                              =======     ======

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Deferred tax assets:
  Current...................................................  $   726   $   326
Deferred tax liabilities:
  Current...................................................  $(1,059)  $    --
  Long-Term.................................................     (112)   (1,305)
                                                              -------   -------
          Total.............................................  $(1,171)  $(1,305)
                                                              =======   =======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

9. STOCKHOLDERS' EQUITY:

  Restricted Common Stock

     The shares of restricted common stock have rights similar to shares of common stock except that such shares are entitled to elect one member of the board of directors and to not otherwise vote with respect to the election of directors and are entitled to one-half of one vote for each share held on all other matters. Each share of restricted common stock will convert into common stock upon disposition by the holder of such shares.

  Stock Plan

     In September 1997, the Company's board of directors and stockholders approved the Company's 1997 Stock Plan (the "Plan"), which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the Plan is the greater of 3.5 million shares or 15 percent of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the compensation committee of the Company's board of directors. The Company has filed a registration statement on Form S-8 under the Securities Act of 1933 registering the issuance of shares upon exercise of options granted under this Plan. Options generally vest at the rate of 20 percent per year, commencing on the first anniversary of the grant date and will expire 10 years from the date of grant, three months following termination of employment due to death or disability, or one year following termination of employment by means other than death or disability.

  Director's Stock Plan

     In September 1997, the Company's board of directors and stockholders approved the 1997 Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options to nonemployee directors. The number of shares authorized and reserved for issuance under the Directors' Plan is 260,000 shares. Each nonemployee director is granted options to purchase an additional 5,000 shares at the time of an initial election of such director. In addition, each director will be automatically granted options to purchase 5,000 shares annually at each September 30 on which such director remains a director. All options have an exercise price based on the fair market value at the date of grant and vesting terms similar to options granted under the Plan discussed above.

     The Directors' Plan allows nonemployee directors to receive additional option grants in amounts and at terms as deemed appropriate by the Company's board of directors.

     As of September 30, 1998, the Company had total outstanding options under these plans to purchase up to a total of approximately 3,238,951 shares of common stock.

     The following table summarizes activity under the Company's stock option plans:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Outstanding, September 30, 1997...........................         --            --
  Granted (range of exercise prices, $7.80 to $22.125)....  3,464,014        $13.99
  Forfeited (range of exercise prices, $13.00 to
     $22.125).............................................   (225,063)       $13.14
                                                            =========        ======
Outstanding, September 30, 1998...........................  3,238,951        $13.48
                                                            =========        ======
Exercisable, September 30, 1998...........................     85,000        $ 9.33
                                                            =========        ======

     Unexercised options expire at various dates from September 4, 2007 through September 14, 2008.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The Company follows APB No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense is not recorded for stock options issued to employees if the exercise price of the option is equal to the market price of the stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that if a company does not record compensation expense for stock options issued to employees pursuant to APB No. 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense. The following compares the Company's reported income and earnings per share to pro forma estimates of these amounts assuming that the Company had expensed the estimated fair value of options provided to its employees over the applicable vesting period.

                                                                               1998
                                                                              -------
Net Loss         As reported...............................................   $   (52)
                 Pro forma for SFAS No. 123................................   $(2,173)
Loss Per Share   As reported...............................................   $    --
                 Pro forma for SFAS No. 123................................   $ (0.11)

     Pro forma basic loss per share and diluted loss per share are the same for SFAS No. 123 purposes. The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option-pricing model involves subjective assumptions which may be materially different than actual amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

Expected dividend yield.....................................     0.00%
Expected stock price volatility.............................    53.20%
Risk free interest rate.....................................     5.55%
Expected life of options....................................    6 years

     Options outstanding at September 30, 1998, had exercise prices ranging from $7.80 to $22.13, a weighted average remaining contractual life of 9.3 years, a weighted average fair value of $7.98 per option and a weighted average exercise price of $13.48 per option.

  Initial Public Offering

     On January 30, 1998, the Company completed its initial public offering, issuing to the public 7,000,000 shares of its common stock at a price of $13.00 per share, resulting in net proceeds to the Company of $78.8 million after deducting underwriting commissions and discounts. On February 5, 1998, the Company sold an additional 1,050,000 shares of common stock pursuant to the overallotment option granted to the underwriters. The Company realized net proceeds from the sale of $12.7 million.

10. RELATED-PARTY TRANSACTIONS:

     The Company has transactions in the normal course of business with certain affiliated companies. Amounts due from related parties at September 30, 1997 and 1998 were $309,000 and $242,000, respectively. In connection with certain of the Founding Company Acquisitions and the acquisitions of the Acquired Companies, subsidiaries of the Company have entered into a number of lease arrangements for facilities. These lease agreements are for periods generally ranging from three to five years. Lease payments for the years ended December 31, 1996, September 30, 1997 and 1998 were $291,000, $216,000, and $1,648,000, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in note 7.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     In August 1996, the Company negotiated the purchase of the stock from an officer. The selling price of the shares totaled $800,000. The Company signed an installment promissory note that provided for the payout of $800,000 over seven years at 8 percent interest, secured by the purchased stock. Subsequent to the August 1996 transaction, the executive remained an officer of the Company and was paid cash compensation of approximately $372,000 during the last four months of 1996 and approximately $252,000 during the first nine months of 1997. These amounts have been reflected as compensation expense in the accompanying income statements for the applicable periods. At the closing of the IPO, the officer exchanged the promissory note for cash and shares of IES common stock. In connection therewith, the Company recorded a non-cash, non-recurring compensation charge of approximately $17.0 million.

11. EMPLOYEE BENEFIT PLANS:

     Certain subsidiaries of the Company provide various defined contribution savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after eight years. Certain plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary board of directors. The aggregate contributions to the Plans were $75,000, $100,000 and $1,127,000 for the years ended December 31, 1996 and September 30, 1997 and 1998, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, a line of credit, notes payable and long-term debt. The Company believes that the carrying value of these instruments on the accompanying balance sheets approximates their fair value.

13. COMMITMENTS AND CONTINGENCIES:

  Litigation

     Subsidiaries of the Company are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

  Insurance

     The Company carries a broad range of insurance coverage, including business auto liability, general liability, commercial property, workers' compensation and general umbrella policy. The Company has not incurred significant uninsured losses on any of these items.

14. RISK CONCENTRATION:

     Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company grants credit, generally without collateral, to its customers, which are generally contractors and home builders throughout the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES factors throughout the United States within the construction and home-building market. However, the Company generally is entitled to payment for work performed and has certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize any potential credit risk.

     The Company routinely maintains cash balances in financial institutions in excess of federally insured limits.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended September 30, 1997 and 1998 are summarized as follows (in thousands, except per share data):

                                                FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                             ------------------------------------------
                                             DECEMBER    MARCH       JUNE     SEPTEMBER
                                             QUARTER    QUARTER    QUARTER     QUARTER
                                             --------   --------   --------   ---------
Revenues...................................  $24,732    $ 24,368   $ 30,747   $ 37,264
Gross profit...............................  $ 5,137    $  3,873   $  5,611   $  6,553
Net income.................................  $   639    $    719   $  1,326   $  1,691
Earnings per share:
  Basic....................................  $   .14    $    .16   $    .30   $    .38
  Diluted..................................  $   .14    $    .16   $    .30   $    .38

                                                FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                             ------------------------------------------
                                             DECEMBER    MARCH       JUNE     SEPTEMBER
                                             QUARTER    QUARTER    QUARTER     QUARTER
                                             --------   --------   --------   ---------
Revenues...................................  $31,799    $ 72,534   $115,287   $167,101
Gross profit...............................  $ 6,537    $ 15,670   $ 23,993   $ 34,469
Non-cash, non-recurring compensation
  charge...................................  $    --    $ 17,036   $     --   $     --
Net income (loss)..........................  $  (681)   $(13,842)  $  6,381   $  8,090
Earnings (loss) per share:
  Basic....................................  $  (.15)   $   (.76)  $    .24   $    .28
  Diluted..................................  $  (.15)   $   (.76)  $    .24   $    .28

     The quarterly information has been restated to include the results of operations of Allen.

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

16. SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS (UNAUDITED):

     The following supplemental unaudited pro forma income statements presented below reflect the results of operations of the Company (as restated for results of operations of Allen) and the Founding Companies and the IPO, assuming these transactions were completed on October 1, 1996. The 20 Acquired Companies accounted for under the purchase method of accounting have been included in the following supplemental pro forma income statements beginning on their respective dates of acquisition during fiscal 1998.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                                                                     UNAUDITED
                                                              SUPPLEMENTAL PRO FORMA
                                                             YEAR ENDED SEPTEMBER 30,
                                                             -------------------------
                                                                1997          1998
                                                             -----------   -----------
Revenue....................................................  $   350,236   $   470,177
Cost of Services...........................................      279,472       370,760
                                                             -----------   -----------
  Gross Profit.............................................       70,764        99,417
Selling, General and Administrative Expenses...............       37,893        52,008
Goodwill Amortization......................................        3,848         4,481
                                                             -----------   -----------
  Operating Income.........................................       29,023        42,928
Interest Expense...........................................        1,092         1,570
Interest Income............................................          (89)         (615)
Other......................................................         (532)         (279)
                                                             -----------   -----------
                                                                     471           676
Income Before Income Taxes.................................       28,552        42,252
Provision for Income Taxes.................................       12,404        18,099
                                                             -----------   -----------
  Net Income...............................................  $    16,148   $    24,153
                                                             ===========   ===========
Earnings Per Share:
  Basic....................................................  $       .63   $       .91
                                                             ===========   ===========
  Diluted..................................................  $       .63   $       .89
                                                             ===========   ===========
Shares Outstanding:
  Basic....................................................   25,555,336    26,616,132
  Diluted..................................................   25,675,336    27,015,965

     The unaudited supplemental pro forma income statements summarized above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in Founding Companies owners' compensation, the reversal of the $17 million non-cash, non-recurring compensation charge (see Note 1), estimated goodwill amortization for the excess of consideration paid for the Acquired Companies over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred in connection with acquisitions, elimination of interest income, and additional tax expense based on the Company's effective tax rate.

17. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED):

     Subsequent to September 30, 1998, the Company acquired five companies for an aggregate consideration of approximately 732,000 shares of common stock and $6.0 million in cash, net of cash acquired. The cash portion of such consideration was provided by borrowings under the Company's credit facility and cash on hand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than January 28, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation or the Performance Graph which are contained in the Proxy Statement, but expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Other Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

       1. Consolidated Financial Statements.

         See Index to Financial Statements under Item 8 of this report.

       2. Consolidated Financial Statement Schedules

         All consolidated financial statements schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

         3. Exhibits and Financial Statement Schedules (except as otherwise designated below, all exhibits have been previously filed).

     (b) Reports on Form 8-K.

     A report on Form 8-K was filed on July 14, 1998 in connection with the acquisition of three businesses on June 30, 1998. The financial statements of the businesses acquired were incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-50031) in an amendment to Form 8-K filed by amendment on September 14, 1998.

     A report on Form 8-K was filed on September 14, 1998 in connection with the acquisition of a business. The financial statements of the business acquired were incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-50031).

     (c) Exhibits.

          3.1            -- Amended and Restated Certificate of Incorporation as
                            amended. (Incorporated by reference to 3.1 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
         *3.2            -- Bylaws, as amended.
          4.1            -- Specimen Common Stock Certificate. (Incorporated by
                            reference to 4.1 to the Registration Statement on Form
                            S-1 (File No. 333-38715) of the Company)
         10.1            -- Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File
                            No. 333-38715) of the Company)
         10.2            -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to 10.2 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
         10.3            -- Integrated Electrical Services, Inc. 1997 Stock Plan.
                            (Incorporated by reference to 10.3 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
         10.4            -- Integrated Electrical Services, Inc. 1997 Directors Stock
                            Plan. (Incorporated by reference to 10.4 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
         10.5            -- Form of Credit Agreement among the Company, the Financial
                            Institutions named therein and NationsBank of Texas,
                            N.A., including form of Subsidiary Guaranty Agreement,
                            form of Pledge Agreement, form of Security Agreement,
                            form of promissory note, and form of swing line note.
                            (Incorporated by reference to 10.5 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
         10.6            -- Form of Lock-up Agreement entered into by the Company and the stockholders set forth on Schedule A thereto.
                            (Incorporated by reference to 10.6 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
        *21.1            -- List of Subsidiaries.
        *23.1            -- Consent of Arthur Andersen LLP.
        *27              -- Financial Data Schedule
        *99.1            -- Integrated Electrical Services, Inc. 401(k) Retirement
                            Savings Plan

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 1998.

                                            INTEGRATED ELECTRICAL SERVICES, INC.

                                            By:       /s/ JIM P. WISE
                                              ----------------------------------
                                                         Jim P. Wise
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 18, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                   /s/ JIM P. WISE                     Chief Executive Officer and Chief Financial
-----------------------------------------------------    Officer
                     Jim P. Wise

                /s/ DONALD PAUL HODEL                  Director
-----------------------------------------------------
                  Donald Paul Hodel

                 /s/ JERRY M. MILLS                    Senior Vice President and Chief Operating
-----------------------------------------------------    Officer -- Commercial and Industrial and
                   Jerry M. Mills                        Director

                 /s/ BEN L. MUELLER                    Senior Vice President and Chief Operating
-----------------------------------------------------    Officer -- Residential and Director
                   Ben L. Mueller

                  /s/ RICHARD MUTH                     Director
-----------------------------------------------------
                    Richard Muth

                   /s/ JON POLLOCK                     Vice Chairman of the Board of Directors
-----------------------------------------------------
                     Jon Pollock

                /s/ ALAN R. SIELBECK                   Director
-----------------------------------------------------
                  Alan R. Sielbeck

                 /s/ C. BYRON SNYDER                   Chairman of the Board of Directors
-----------------------------------------------------
                   C. Byron Snyder

                 /s/ ROBERT STALVEY                    Director
-----------------------------------------------------
                   Robert Stalvey

                /s/ RICHARD L. TUCKER                  Director
-----------------------------------------------------
                  Richard L. Tucker

                    /s/ BOB WEIK                       Director
-----------------------------------------------------
                      Bob Weik

                 /s/ J. PAUL WITHROW                   Vice President and Chief Accounting Officer
-----------------------------------------------------
                   J. Paul Withrow

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation as
                            amended. (Incorporated by reference to 3.1 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
         *3.2            -- Bylaws, as amended.
          4.1            -- Specimen Common Stock Certificate. (Incorporated by
                            reference to 4.1 to the Registration Statement on Form
                            S-1 (File No. 333-38715) of the Company)
         10.1            -- Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File
                            No. 333-38715) of the Company)
         10.2            -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to 10.2 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
         10.3            -- Integrated Electrical Services, Inc. 1997 Stock Plan.
                            (Incorporated by reference to 10.3 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
         10.4            -- Integrated Electrical Services, Inc. 1997 Directors Stock
                            Plan. (Incorporated by reference to 10.4 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
         10.5            -- Form of Credit Agreement among the Company, the Financial
                            Institutions named therein and NationsBank of Texas,
                            N.A., including form of Subsidiary Guaranty Agreement,
                            form of Pledge Agreement, form of Security Agreement,
                            form of promissory note, and form of swing line note.
                            (Incorporated by reference to 10.5 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
         10.6            -- Form of Lock-up Agreement entered into by the Company and the stockholders set forth on Schedule A thereto.
                            (Incorporated by reference to 10.6 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
        *21.1            -- List of Subsidiaries.
        *23.1            -- Consent of Arthur Andersen LLP.
        *27              -- Financial Data Schedule
        *99.1            -- Integrated Electrical Services, Inc. 401(k) Retirement
                            Savings Plan

---------------

* Filed herewith