Form 10-K/A
period 1998-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 1999-01-22
CIK 1048268

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 1-13783

                      INTEGRATED ELECTRICAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                      76-0542208
     (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         515 POST OAK BOULEVARD
                SUITE 450
             HOUSTON, TEXAS                                      77027
(Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 860-1500
                   ------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           Title of each class                    Name of each exchange on
           -------------------                        which registered
                                                  ------------------------
 Common Stock, par value $.01 per share            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No _____

           Indicate by checkmark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

           As of December 16, 1998, there were outstanding 28,879,089 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $483.3 million.

===============================================================================

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

             (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

                         1.   Consolidated Financial Statements.

                              See Index to Financial Statements under
                              Item 8 of this report.

                         2.   Consolidated Financial Statement Schedules

                              All consolidated financial statement
                              schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

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

             (c)   Exhibits.

                             3.1    Amended and Restated Certificate of
                                    Incorporation as amended.
                                    (Incorporated by reference to 3.1 to
                                    the Registration Statement on Form
                                    S-1 (File No. 333-38715) of the
                                    Company)

                             3.2    Bylaws, as amended.

                             4.1    Specimen Common Stock Certificate.
                                    (Incorporated by reference to 4.1 to
                                    the Registration Statement on Form
                                    S-1 (File No. 333-38715) of the
                                    Company)

                            10.1 Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

                            10.2 Form of Officer and Director Indemnification Agreement. (Incorporated by reference to
                                    10.2 to the Registration Statement on Form
                                    S-1 (File No. 333-38715) of the Company)

                            10.3 Integrated Electrical Services, Inc. 1997 Stock Plan. (Incorporated by reference to 10.3 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

                            10.4 Integrated Electrical Services, Inc. 1997 Directors Stock Plan. (Incorporated by reference to 10.4 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

                            10.5 Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank of Texas, N.A., including Guaranty, Pledge Agreement, Security Agreement, form of promissory note, and form of swing line note.
                                    (Incorporated by reference to 10.5 to
                                    Post-Effective Amendment No. 1 to the
                                    Registration Statement on Form S-1
                                    (File No. 333-50031) of the Company)

                           *10.6 Amendment No. 1 dated September 30, 1998, to the Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank of Texas, N.A.

                            10.7    Form of Lock-up Agreement entered
                                    into by the Company and the
                                    stockholders set forth on Schedule A
                                    thereto. (Incorporated by reference
                                    to 10.6 to the Registration Statement
                                    on Form S-1 (File No. 333-38715) of
                                    the Company)

                            21.1    List of Subsidiaries.

                            23.1    Consent of Arthur Andersen LLP.

                              27    Financial Data Schedule

                            99.1 Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan
------------------
*   Filed herewith.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 1999.

                                        INTEGRATED ELECTRICAL SERVICES, INC.


                                        By:     /s/ John F. Wombwell
                                           ------------------------------------
                                                    John F. Wombwell
                                               Senior Vice President, General
                                                  Counsel and Secretary

EXHIBIT INDEX


Exhibit
Number                                  Decription
-------                                 ----------
   3.1 Amended and Restated Certificate of Incorporation as amended. (Incorporated by reference to 3.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

   3.2         Bylaws, as amended.

   4.1 Specimen Common Stock Certificate. (Incorporated by reference to 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

  10.1 Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

  10.2         Form of Officer and Director Indemnification Agreement.
               (Incorporated by reference to 10.2 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

  10.3         Integrated Electrical Services, Inc. 1997 Stock Plan.
               (Incorporated by reference to 10.3 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

  10.4         Integrated Electrical Services, Inc. 1997 Directors Stock Plan.
               (Incorporated by reference to 10.4 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

  10.5 Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank of Texas, N.A., including Guaranty, Pledge Agreement, Security Agreement, form of promissory note, and form of swing line note. (Incorporated by reference to 10.5 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-50031) of the Company)

 *10.6 Amendment No. 1 dated September 30, 1998, to the Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank of Texas, N.A.

  10.7 Form of Lock-up Agreement entered into by the Company and the stockholders set forth on Schedule A thereto. (Incorporated by reference to 10.6 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

  21.1         List of Subsidiaries.

  23.1         Consent of Arthur Andersen LLP.

    27         Financial Data Schedule

  99.1         Integrated Electrical Services, Inc. 401(k) Retirement Savings
               Plan
------------------
*   Filed herewith.