Form 10-Q
period 1998-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 1999-02-12
CIK 1048268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of February 11, 1999, of the issuer's common stock was 29,925,269 and of the issuer's restricted voting common stock was 2,655,709.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION
                                                                                    Page
                                                                                    ----
     Item 1.        Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1998 ........................................................  2

         Consolidated Statements of Operations for the three months ended
         December 31, 1997 and 1998 ...............................................  3

         Consolidated Statements of Stockholders' Equity for the three months ended December 31, 1998 ..................................................  4

         Consolidated Statements of Cash Flows for the three months ended
         December 31, 1997 and 1998 ...............................................  5

         Condensed Notes to Consolidated Financial Statements .....................  6

     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ..................................... 10

PART II. OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K .............................. 15
     Signatures ................................................................... 16

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                 September 30,   December 31,
                                                                      1998          1998
                                                                 -------------   ------------
                                                                   (Audited)      (Unaudited)
                           ASSETS

Cash ............................................................    $ 14,583    $  4,044
Accounts receivable, net of allowance of $3,083
    and $4,356, respectively ....................................     146,327     153,380
Inventories net .................................................       6,440       7,756
Costs and estimated earnings recognized in
     excess of billings on uncompleted contracts ................      12,502      14,445
Prepaid and other current assets ................................       3,198       3,380
                                                                     --------    --------
     Total current assets .......................................     183,050     183,005

Receivables from related parties ................................         142          --
Goodwill net ....................................................     293,066     305,972
Property and equipment, net .....................................      23,436      25,872
Other non-current assets ........................................       2,774       3,157
                                                                     --------    --------
          Total assets ..........................................    $502,468    $518,006
                                                                     ========    ========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Short-term debt and current maturities of long-term debt ........    $  3,823    $  3,637
Accounts payable and accrued expenses ...........................      69,225      71,017
Income taxes payable ............................................       6,686       2,809
Billings in excess of costs and estimated
     earnings recognized on uncompleted contracts ...............      27,807      27,175
Other current liabilities .......................................         489         436
                                                                     --------    --------
     Total current liabilities ..................................     108,030     105,074

Long-term bank debt .............................................      89,500      89,000
Long-term debt, net of current maturities .......................         854         880
Other non-current liabilities ...................................       1,380       1,514
                                                                     --------    --------
          Total liabilities .....................................     199,764     196,468
                                                                     --------    --------

Commitments and contingencies

Stockholders' equity:
     Common stock ...............................................         281         289
     Restricted common stock ....................................          27          27
     Additional paid-in capital .................................     291,650     301,384
     Retained earnings ..........................................      10,746      19,838
                                                                     --------    --------
          Total stockholders' equity ............................     302,704     321,538
                                                                     --------    --------
          Total liabilities and stockholders' equity ............    $502,468    $518,006
                                                                     ========    ========


The accompanying condensed notes to financial statements are an integral part of these financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                         1997             1998
                                                     ------------     --------------
                                                  (restated - note 3)
Revenues .........................................    $    31,799     $    197,712

Cost of services (including depreciation).........         25,262          156,745
                                                      -----------     ------------

     Gross profit ................................          6,537           40,967

Selling, general & administrative expenses .......          7,718           21,841

Goodwill amortization ............................             --            1,848
                                                      -----------     ------------

     Income (loss) from operations.......                  (1,181)          17,278
                                                      -----------     ------------

Other (income)/expense:

     Interest expense ............................             55            1,695

     Interest income .............................            (27)            (151)

     Gain on sale of assets ......................             --              (30)

     Other income, net ..........................             (29)             (28)
                                                      -----------     ------------
                                                               (1)           1,486
                                                      -----------     ------------
Income (loss) before income taxes ................         (1,180)          15,792

Provision (benefit) for income taxes..............           (499)           6,700
                                                      -----------     ------------

Net income (loss) ................................    $      (681)    $      9,092
                                                      ===========     ============

Basic earnings (loss) per share ..................    $      (.15)    $        .29
                                                      ===========     ============

Diluted earnings (loss) per share ................    $      (.15)    $        .29
                                                      ===========     ============

Shares used in the computation
     of earnings per share (Note 5)-

     Basic- ......................................      4,492,039       31,134,718
                                                      ===========     ============

     Diluted- ....................................      4,492,039       31,668,316
                                                      ===========     ============




The accompanying condensed notes to financial statements are an integral part of these financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                               Common Stock     Restricted Common Stock Additional                  Total
                                            ------------------- -----------------------  Paid-In      Retained   Stockholders'
                                              Shares     Amount    Shares     Amount     Capital      Earnings      Equity
                                            ----------   ------   ---------   ------    ---------     --------   -------------
BALANCE, September 30, 1998 ............    28,105,363    $281    2,655,709    $27      $ 291,650     $ 10,746     $ 302,704
  Issuance of stock for
      Acquisitions (unaudited) .........       731,892       7           --     --          9,959           --         9,966
  Options exercised (unaudited) ........        41,834       1           --     --           (225)          --          (224)
  Net income (unaudited) ...............            --      --           --     --             --        9,092         9,092
                                            ----------    ----    ---------    ---      ---------     --------     ---------
BALANCE, December 31, 1998 .............    28,879,089    $289    2,655,709    $27      $ 301,384     $ 19,838     $ 321,538
                                            ==========    ====    =========    ===      =========     ========     =========



The accompanying condensed notes to financial statements are an integral part of these financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     Three Months Ended December 31,
                                                                     -------------------------------
                                                                          1997             1998
                                                                     -------------    --------------
                                                                   (restated - note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................    $  (681)       $  9,092
     Adjustments to reconcile net income to net cash provided
          by operating activities
          Depreciation and amortization ..............................        246           3,061
          Gain (loss) on sale of property and equipment ..............         15             (30)
          Changes in operating assets and liabilities
          (Increase) decrease in
               Accounts receivable ...................................     (2,157)            552
               Inventories ...........................................        413            (445)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts.......        882            (595)
               Prepaid expenses and other current assets .............        424             167
          Increase (decrease) in
               Accounts payable and accrued expenses .................     (3,789)         (3,227)
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ..............      2,170          (3,387)
               Income taxes payable and other current liabilities ....       (514)         (4,060)
          Other, net .................................................        121            (240)
                                                                          -------        --------
     Net cash provided by (used in) operating activities .............     (2,870)            888
                                                                          -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ....................         --          (7,451)
     Proceeds from sale of property and equipment ....................         82             129
     Additions to property and equipment .............................       (350)         (1,976)
     Collections of notes receivable .................................        475              --
                                                                          -------        --------
     Net cash provided by (used in) investing activities .............        207          (9,298)
                                                                          -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of debt ..............................................        392          19,500
     Payments of debt ................................................         --         (21,404)
     Distributions to accounting acquirer ............................       (132)             --
     Other ...........................................................         --            (225)
                                                                          -------        --------
     Net cash provided by (used in) financing activities .............        260          (2,129)
                                                                          -------        --------

NET DECREASE IN CASH .................................................     (2,403)        (10,539)
                                                                          -------        --------
CASH, beginning of period ............................................      4,154          14,583
CASH, end of period ..................................................    $ 1,751        $  4,044
                                                                          =======        ========
SUPPLEMENTAL DISCLOSURE OF CASH
          FLOW INFORMATION:
     Cash paid for
          Interest ...................................................    $    37        $  1,034
          Income taxes ...............................................    $    --        $  4,061
          Non-cash property distribution .............................    $   756        $     --

The accompanying condensed notes to financial statements are an integral part of these financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       OVERVIEW

Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation, was founded in June 1997 to create a leading national provider and consolidator of electrical contracting and maintenance services, focusing primarily on the commercial, industrial, residential, power line and data communication markets. On January 30, 1998, concurrent with the closing of its initial public offering ("IPO" or "Offering") of common stock, IES acquired, in separate transactions 16 companies and related entities engaged in all facets of electrical contracting and maintenance services (collectively, the "Founding Companies" or the "Founding Company Acquisitions"). Subsequent to its IPO, and through December 31, 1998, the Company has acquired 26 additional electrical contracting and maintenance businesses (the "Post IPO Acquisitions"). Of these "Post IPO Acquisitions", 25 were accounted for using the purchase method of accounting (the "Purchased Companies") and one was accounted for using the pooling-of-interests method of accounting (the "Pooled Company").

Pursuant to the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 97 ("SAB 97"), Houston-Stafford due to its significance is for accounting purposes considered the entity which acquired the other Founding Companies and IES (the "Accounting Acquirer"). As such, the Company's consolidated financial statements for the three months ended December 31, 1997, include the results of operations of Houston-Stafford and the Pooled Company. The other Founding Companies are included in the Company's results of operations beginning February 1, 1998, and the Purchased Companies beginning on their respective dates of acquisition.

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

2.       INITIAL PUBLIC OFFERING AND FOUNDING COMPANY ACQUISITIONS

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

Pursuant to the SEC's SAB 97, Houston-Stafford due to its significance is for accounting purposes considered the entity which acquired the other Founding Companies and IES (the "Accounting Acquirer"). As such, the Company's actual results of operations for the three months ended December 31, 1997, include the results of operations of Houston-Stafford and the Pooled Company (see Note 3).

3.       ACQUISITIONS

Subsequent to its IPO, and through December 31, 1998, the Company has acquired 26 additional electrical contracting and maintenance businesses for approximately $100.5 million of cash and 7.1 million shares of common stock (the "Post IPO Acquisitions"). Of these 26 Post IPO Acquisitions, 25 were accounted for using the purchase method of accounting (the "Purchased Companies") and the Pooled Company was accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's historical financial statements have been restated to include the historical financial statements of the Pooled Company.

The total consideration paid for the Purchased Companies was approximately $100.5 million of cash and 5.9 million shares of common stock. The $152.2 million excess of the total consideration paid over the net tangible assets acquired has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data presented below assume that the Founding Company Acquisitions, the Offering, and the Post IPO Acquisitions had occurred at the beginning of each period presented (all other pro forma adjustments are consistent with those included in the Overview and Basis of Presentation for Financial Statements):


                                             Three Months Ended December 31,
                                             -------------------------------
                                                     1997           1998
                                                  ----------     ----------
                                          (in thousands, except per share data)
          Revenues .....................          $191,052       $203,116
          Net income ...................          $  8,039       $  8,915

          Basic earnings per share .....          $    .25       $    .28
          Diluted earnings per share ...          $    .25       $    .28




4.       LONG-TERM DEBT

On August 7, 1998, the Company increased its three-year revolving credit facility from $70.0 million to $175.0 million with NationsBank of Texas, N.A. as agent (the "Credit Facility"). The Credit Facility matures on July 30, 2001. The Credit Facility will be used for working capital, capital expenditures, other corporate purposes and acquisitions. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of
(i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

The Credit Facility is used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, and (iii) restrictions on liens, guarantees and dividends.

On January 25, 1999, the Company completed its offering of $150 million Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and will mature on February 1, 2009. The Company will pay interest on the Notes on February 1 and August 1 of each year, commencing August 1, 1999. The Notes are unsecured Senior Subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

The net proceeds to the Company after the offering of the Notes was approximately $144 million after deducting underwriting commissions and offering expenses. The Company used a portion of the proceeds from the Notes to repay the indebtedness outstanding on its Credit Facility. The balance of the proceeds of the Notes, as well as amounts available under the Credit Facility, may be used for general corporate purposes, including but not limited to future acquisitions, capital expenditures and additional working capital.

5.       PER SHARE INFORMATION

Basic earnings per share calculations are based on the weighted average number of shares of common stock and restricted voting common stock outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and common equivalent shares from the assumed exercise of outstanding stock options.

As of December 31, 1998, the Company had outstanding options to purchase up to a total of approximately 3,396,750 shares of Common Stock issued pursuant to the Company's stock option plans. The shares used to calculate the historical earnings per share for the periods presented are summarized as follows:


                                                Three Months Ended December 31,
                                                -------------------------------
                                                    1997              1998
                                                -----------      --------------
     Weighted average shares outstanding........  4,492,039      31,134,718
     Weighted average equivalent shares
          from outstanding stock options........         --         533,598
                                                  ---------      ----------
                                                  4,492,039      31,668,316
                                                  =========      ==========

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

7.       SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company acquired or entered into definitive agreements to acquire six companies for an aggregate consideration of approximately 1,137,574 shares of common stock and $20.7 million in cash, net of cash acquired. The cash portion of such consideration was provided by proceeds from the Notes and cash on hand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on the Company's expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the ability to successfully consummate acquisitions, fluctuations in operating results because of acquisitions and seasonality, national and regional industry and economic conditions, competition and risks entailed in the operation and growth of existing and newly acquired businesses. The foregoing and other factors are discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 filed with the SEC.

Because of the significant effect of the acquisitions of the Founding Companies (excluding Houston Stafford) and the acquisitions of the Purchased Companies on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring electrical contracting and maintenance businesses in the future. The integration of acquired electrical contracting and maintenance businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

The following table presents selected historical financial information for the three months ended December 31, 1997 and 1998. The historical results of operations presented below include the results of operations of Houston-Stafford and the Pooled Company for the three months ended December 31, 1997. The results of operations of the Company for the three months ended December 31, 1998, includes the results of operations for all Purchased Companies owned by IES at October 1, 1998, and the Purchased Companies acquired during the three months ended December 31, 1998, beginning on their respective dates of acquisition. See Overview and Basis of Presentation for Financial Statements for further discussion.


                                              Three Months Ended December 31,
                                       -------------------------------------------
                                         1997           %        1998          %
                                       --------       -----    --------      -----
                                                   (dollars in thousands)
Revenues ..........................    $ 31,799       100.0%   $197,712      100.0%
Cost of services ..................      25,262        79.4%    156,745       79.3%
                                       --------       -----    --------      -----
Gross profit ......................       6,537        20.6%     40,967       20.7%
Selling, general &
     administrative expenses ......       7,718        24.3%     21,841       11.0%
Goodwill amortization .............          --          --%      1,848        1.0%
                                       --------       -----    --------      -----

Operating income (loss) ...........    $ (1,181)       (3.7)%  $ 17,278        8.7%
                                       ========       =====    ========      =====


REVENUES. Revenues increased $165.9 million, or 522%, from $31.8 million for the three months ended December 31, 1997, to $197.7 million for the three months ended December 31, 1998. The increase in revenues is principally due to the acquisitions of the Founding Companies (excluding Houston Stafford) and the acquisitions of the Purchased Companies.

GROSS PROFIT. Gross profit increased $34.5 million, or 527%, from $6.5 million for the three months ended December 31, 1997, to $41.0 million for the three months ended December 31, 1998. The increase in gross profit was principally due to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies. As a percentage of revenues, gross profit increased from 20.6% in 1997 to 20.7% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $14.1 million, or 183%, from $7.7 million for the three months ended December 31, 1997, to $21.8 million for the three months ended December 31, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies, a non-recurring $4.4 million bonus paid to the owners of Houston-Stafford during the three months ended December 31, 1997 prior to the Company's IPO, and corporate costs incurred in 1998 associated with being a public company which did not exist in 1997. Excluding such bonuses and higher corporate costs, selling, general and administrative expenses as a percentage of revenues decreased from 10.4% in 1997 to 10.0% in 1998.

OPERATING INCOME. Operating income increased $18.5 million, or 1,563%, from $(1.2) million for the three months ended December 31, 1997, to $17.3 million for the three months ended December 31, 1998. This increase in operating income is primarily attributed to the Founding Company Acquisitions (excluding Houston-Stafford) and the acquisitions of the Purchased Companies, the non-recurring owner bonuses in 1997, and partially offset by higher corporate costs discussed above. As a percentage of revenues, operating income (excluding the owner bonuses and higher corporate costs noted above) decreased from approximately 10.1% in 1997 to 9.8% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash of $4.0 million, working capital of $77.8 million, $89.0 million of outstanding borrowings under its Credit Facility, $2.4 million of letters of credit outstanding, and available capacity under its Credit Facility of $83.6 million.

During the three months ended December 31, 1998, the Company generated $0.9 million of net cash from operating activities. Net cash used in investing activities was $9.3 million including $7.5 million used for the purchase of businesses. Net cash flows used in financing activities was $2.1 resulting primarily from borrowings under the Company's Credit Facility.

On August 7, 1998, the Company increased its three-year revolving credit facility from $70.0 million to $175.0 million (the "Credit Facility"). The Credit Facility will be used for working capital, capital expenditures, other corporate purposes and acquisitions. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of
(i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

On January 25, 1999, the Company completed its offering of $150 million Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and will mature on February 1, 2009. The Company will pay interest on the Notes on February 1 and August 1 of each year, commencing August 1, 1999. The Notes are unsecured Senior Subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

The net proceeds to the Company after the offering of the Notes was approximately $144 million after deducting underwriting commissions and offering expenses. The Company used a portion of the proceeds from the Notes to repay indebtedness outstanding on its Credit Facility. As of February 12, 1999, the Company has available borrowing capacity under its Credit Facility of approximately $172.6 million.

The Company anticipates that its existing cash, cash flow from operations and proceeds from its Credit Facility and the Notes will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through 1999.

Through February 11, 1999, the Company utilized a combination of cash and its common stock to acquire 32 companies and the Founding Companies with total annualized 1998 revenues of approximately $860.0 million. The cash component of the consideration paid for these companies was funded with existing cash and borrowings under its bank credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. There was no difference between the Company's "traditional" and "comprehensive" net income.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating systems in interim financial reports issued to shareholders. SFAS No. 131 is effective for the Company for its year ended September 30, 1999, at which time the Company will adopt the provision. The Company is currently evaluating the impact on the Company's financial disclosures but they do not believe that they will be significant.

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

Compliance Program. In order to address the Year 2000 issue, the Company has established a project team to assure that key automated systems and related processes will remain functional through year 2000. The team will address the project in the following stages: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Company. The Company has retained a Year 2000 consulting firm to assist with the review of its systems for Year 2000 issues.

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

The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed during 1999. Because the Company's internal systems are PC-based, management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   EXHIBITS:

         27.      Financial Data Schedule

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.


                                        INTEGRATED ELECTRICAL SERVICES, INC.


Date: February 12, 1999                 By: /s/ JIM P. WISE
                                                Jim P. Wise
                                                President
                                                Chief Executive Officer and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
  27                 Financial Data Schedule