Form 10-K/A
period 1998-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 1999-03-17
CIK 1048268

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

                      ------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              Title of each class               Name of each exchange on
            -----------------------                 which registered
            Common Stock, par value             ------------------------
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

         Indicate by checkmark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 16, 1998, there were outstanding 28,879,089 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $483.3 million.


===============================================================================

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         John F. Wombwell has been Senior Vice president, General Counsel and Secretary of the Company since January 1998. Prior to that time, Mr. Wombwell was a partner at Andrews & Kurth L.L.P., where he practiced law in the area of corporate and securities matters for more than five years.

         The information required by this item related to the directors and other executive officers of the Company is incorporated by reference from the section entitled "Proposal One--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stocokholders (the "Proxy Statement") which was filed with the Securities and Exchange Commission on December 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 1999.

                                 INTEGRATED ELECTRICAL SERVICES, INC.


                                 By:          /s/ JOHN F. WOMBWELL
                                    -------------------------------------------
                                                  John F. Wombwell
                                           Senior Vice President, General
                                                Counsel and Secretary