Form 10-Q/A
period 1998-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 1999-03-17
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Because of the significant effect of the acquisitions of the Founding Companies (excluding Houston Stafford) and the acquisitions of the Purchased Companies on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring businesses in the future. The integration of acquired electrical contracting and maintenance businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

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

                                                  Three Months Ended December 31,
                                       --------------------------------------------------
                                         1997           %            1998            %
                                       --------     --------       ---------      -------
                                                     (dollars in thousands)
Revenues.............................  $ 31,799        100.0 %     $ 197,712        100.0 %
Cost of services.....................    25,262         79.4 %       156,745         79.3 %
                                       --------     --------       ---------      -------
Gross profit.........................     6,537         20.6 %        40,967         20.7 %
Selling, general &
     administrative expenses.........     7,718         24.3 %        21,841         11.0 %
Goodwill amortization................        --           -- %         1,848          1.0 %
                                       --------     --------       ---------      -------

Operating income (loss)..............  $ (1,181)        (3.7)%     $  17,278          8.7 %
                                       ========     ========       =========      =======

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $14.1 million, or 183%, from $7.7 million for the three months ended December 31, 1997, to $21.8 million for the three months ended December 31, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies, a non-recurring $4.4 million bonus paid to the owners of Houston-Stafford during the three months ended December 31, 1997 prior to the Company's IPO and corporate costs incurred in 1998 associated with being a public company which did not exist in 1997. Excluding such bonuses and higher corporate costs, selling, general and administrative expenses as a percentage of revenues decreased from 10.4% in 1997 to 10.0% in 1998.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On October 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. There was no difference between the Company's "traditional" and "comprehensive" net income.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating systems in interim financial reports issued to shareholders. SFAS No. 131 is effective for the Company for its year ended September 30, 1999, at which the time the Company will adopt the provision. The Company is currently evaluating the impact on the Company's financial disclosures but they do not believe that they will be significant.

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

Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful are the Company's project estimating and management systems, and its financial systems applications, including related third-party software. Potential problems if the Year 2000 compliance program is not successful could include disruptions of the Company's revenue generation and collection from its customers and purchasing and payments to its vendors and the inability to perform its other financial and accounting functions. The Company operates on a decentralized basis with each individual reporting unit having independent information technology (IT) and non-IT systems. The Company's most significant reporting units represent in excess of 50% of the Company's total revenue. The Company's Year 2000 compliance program is focused on the systems which could materially affect its business. The Company has completed a preliminary assessment of its significant operating units and believes that the systems at these companies are or will shortly be Year 2000 compliant. The Company currently has assessed its remaining Year 2000 risk as low because:

      o the Company is not dependent on any key customers or suppliers (none represent as much as 5% of the companies sales or purchases, respectfully),

      o the Company has many separate PC based systems and is not dependent on any one system,

      o many of the Company's processes are performed using spreadsheets and/or other manual processes which are not technologically dependent,

      o the Company performs construction and service maintenance on site for its customers, the work performed is manual in nature and not dependent on automated information technology systems to be completed, and

      o the Company currently believes that most of its systems that have Year 2000 compliance issues are based on prepackaged third-party software that can be upgraded at nominal costs through vendor supported upgrades.

As a result, the Company believes that its reasonably likely worst case Year 2000 scenario is a temporary inability for it to process the accounting transactions representing its business activity using automated information systems at certain of its operating units.

The goal of the Company's Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans are in the process of being developed to respond to potential failures that may occur. Such contingency and business plans are scheduled to be completed by the fourth quarter of fiscal 1999. To the extent appropriate, such plans will include emergency back up and recovery procedures, remediation of existing systems with system upgrades or installation of new systems and replacing electronic applications with manual processes. Due to the uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues. The Company has ongoing information systems development and implementation projects, none of which have experienced delays due to its Year 2000 compliance program.

Compliance Program. In order to address the Year 2000 issue, the Company has established a project team to assure that key automated systems and related processes will remain functional through year 2000. The team is addressing the project in the following stages: (i) awareness, (ii) assessment, (iii) remediation, (iv) testing and (v) implementation of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Company. The Company has retained a Year 2000 consulting firm to assist with the review of its systems for Year 2000 issues.

Company State of Readiness. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program which will continue to be updated throughout the life of the project. The Company believes that there is not a material risk related to its non-IT systems because the Company is primarily a manual service provider and does not rely on these types of systems. The assessment phase of the project involves for both IT and non-IT systems, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. To date, the Company does not expect that responses from such third parties will be conclusive. However, because the Company is not dependent on any key customers or suppliers, the Company does not believe that a disruption in service with any third party would have a material adverse effect on its business, results of operations or financial condition. The remediation phase involves identifying the changes which are required to be implemented by system for them to be Year 2000 compliant. The testing and implementation phases involve verifying that the identified changes address the Year 2000 problems identified through testing the system as part of implementing such changes. Management expects that the remediation, testing and implementation phases will be substantially completed during the third and fourth Quarters of Fiscal 1999.

Costs to Address Year 2000 Compliance Issues. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company in 1999 associated with the assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software will be less than $300,000, which will be funded with existing operating cash flows and the Company will deduct from income as incurred. The Company believes that software vendor Year 2000 releases should address the majority of the Company's Year 2000 issues. To date, the Company has expended approximately $20,000 related to its Year 2000 compliance. These costs were primarily related to the assessment phase of the project. The Company expects that the majority of its costs related to the Year 2000 project to be incurred in the third and fourth quarters of its 1999 fiscal year. Because the Company's internal systems are PC-based, management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 1999.

                             INTEGRATED ELECTRICAL SERVICES, INC.


                             By: /s/ J. Paul Withrow
                                     J. Paul Withrow
                                     Vice President and
                                     Chief Accounting Officer