Form 10-Q
period 1999-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 1999-05-17
CIK 1048268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of May 11, 1999, of the issuer's common stock was 32,206,807 and of the issuer's restricted voting common stock was 2,655,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION
                                                                                      Page
                                                                                      ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and
              March 31, 1999.......................................................     2
         Consolidated Statements of Operations for the six months ended
              March 31, 1998 and 1999..............................................     3
         Consolidated Statements of Operations for the three months ended
              March 31, 1998 and 1999..............................................     4
         Consolidated Statement of Stockholders' Equity for the six months ended
              March 31, 1999.......................................................     5
         Consolidated Statements of Cash Flows for the six months ended
              March 31, 1998 and 1999..............................................     6
         Consolidated Statements of Cash Flows for the three months ended
              March 31, 1998 and 1999..............................................     7
         Condensed Notes to Consolidated Financial Statements......................     8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................    13

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...    20

PART II. OTHER INFORMATION

     Item 4.          Submission of Matters to a Vote of Security Holders..........    21
     Item 6.          Exhibits and Reports on Form 8-K.............................    21
     Signatures....................................................................    22

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               September 30,        March 31,
                                                                   1998               1999
                                                               -------------     -------------
                                                                 (Audited)        (Unaudited)
                                ASSETS
Cash .....................................................     $      14,583     $      35,630
Accounts receivable, net of allowance of $4,160
     and $4,562, respectively ............................           146,327           167,801
Inventories, net .........................................             6,440             8,995
Costs and estimated earnings recognized in
     excess of billings on uncompleted contracts .........            12,502            21,129
Prepaid and other current assets .........................             3,198             4,418
                                                               -------------     -------------
     Total current assets ................................           183,050           237,973

Receivables from related parties .........................               142               233
Goodwill, net ............................................           293,066           341,703
Property and equipment, net ..............................            23,436            29,721
Other non-current assets .................................             2,774             9,013
                                                               -------------     -------------
          Total assets ...................................     $     502,468     $     618,643
                                                               =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt and current maturities of long-term debt .     $       3,823     $         537
Accounts payable and accrued expenses ....................            69,225            83,357
Income taxes payable .....................................             6,686             3,861
Billings in excess of costs and estimated
     earnings recognized on uncompleted contracts ........            27,807            29,863
Other current liabilities ................................               489               451
                                                               -------------     -------------
     Total current liabilities ...........................           108,030           118,069

Long-term bank debt ......................................            89,500              --
Other long-term debt, net of current maturities ..........               854               851
Senior Subordinated Notes, net of $1,188
     unamortized discount ................................              --             148,812
Other non-current liabilities ............................             1,380             1,498
                                                               -------------     -------------
          Total liabilities ..............................           199,764           269,230
                                                               -------------     -------------

Commitments and contingencies

Stockholders' equity:
     Common stock ........................................               281               299
     Restricted common stock .............................                27                27
     Additional paid-in capital ..........................           291,650           319,509
     Retained earnings ...................................            10,746            29,578
                                                               -------------     -------------
          Total stockholders' equity .....................           302,704           349,413
                                                               -------------     -------------
          Total liabilities and stockholders' equity .....     $     502,468     $     618,643
                                                               =============     =============

  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)

                                                    Six Months Ended March 31,
                                                  ------------------------------
                                                      1998              1999
                                                  ------------      ------------
Revenues ....................................     $    104,333      $    413,404

Cost of services (including depreciation) ...           82,126           326,934
                                                  ------------      ------------

     Gross profit ...........................           22,207            86,470

Selling, general & administrative expenses:
     Corporate ..............................              734             3,904
     Field ..................................           16,542            41,686
Non-cash, non-recurring compensation charge .           17,036              --
Goodwill amortization .......................              640             3,943
                                                  ------------      ------------

     Income (loss) from operations ..........          (12,745)           36,937
                                                  ------------      ------------

Other (income)/expense:
     Interest expense .......................               59             4,923
     Interest income ........................             (111)             (496)
     Gain on sale of assets .................               (4)             (129)
     Other income, net ......................             (119)             (154)
                                                  ------------      ------------
                                                          (175)            4,144
                                                  ------------      ------------
Income (loss) before income taxes ...........          (12,570)           32,793

Provision for income taxes ..................            1,953            13,961
                                                  ------------      ------------

Net income (loss) ...........................     $    (14,523)     $     18,832
                                                  ============      ============

Basic earnings (loss) per share .............     $      (1.28)     $       0.59
                                                  ============      ============

Diluted earnings (loss) per share ...........     $      (1.28)     $       0.58
                                                  ============      ============

Shares used in the computation
     of earnings per share (Note 5)-

     Basic- .................................       11,366,953        31,761,207
                                                  ============      ============

     Diluted- ...............................       11,366,953        32,254,651
                                                  ============      ============



  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                   ------------------------------
                                                      1998                1999
                                                   ------------      ------------
Revenues .....................................     $     72,534      $    215,692

Cost of services (including depreciation) ....           56,864           170,189
                                                   ------------      ------------

     Gross profit ............................           15,670            45,503

Selling, general & administrative expenses:
     Corporate ...............................              451             1,906
     Field ...................................            9,107            21,843
Non-cash, non-recurring compensation charge ..           17,036              --
Goodwill amortization ........................              640             2,095
                                                   ------------      ------------

     Income (loss) from operations ...........          (11,564)           19,659
                                                   ------------      ------------

Other (income)/expense:
     Interest expense ........................                4             3,228
     Interest income .........................              (84)             (345)
     Gain on sale of assets ..................               (4)              (99)
     Other income, net .......................              (90)             (126)
                                                   ------------      ------------
                                                           (174)            2,658
                                                   ------------      ------------
Income (loss) before income taxes ............          (11,390)           17,001

Provision for income taxes ...................            2,452             7,261
                                                   ------------      ------------

Net income (loss) ............................     $    (13,842)     $      9,740
                                                   ============      ============

Basic earnings (loss) per share ..............     $      (0.76)     $       0.30
                                                   ============      ============

Diluted earnings (loss) per share ............     $      (0.76)     $       0.30
                                                   ============      ============

Shares used in the computation
     of earnings per share (Note 5)-

     Basic- ..................................       18,241,867        32,422,323
                                                   ============      ============

     Diluted- ................................       18,241,867        32,882,040
                                                   ============      ============



  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)





                                             Common Stock          Restricted Common Stock    Additional                  Total
                                       -------------------------  -------------------------    Paid-In      Retained   Stockholders'
                                         Shares         Amount      Shares         Amount      Capital      Earnings      Equity
                                       ----------     ----------  ----------     ----------   ----------   ----------   ----------
BALANCE, September 30, 1998 .........  28,105,363     $      281   2,655,709     $       27   $  291,650   $   10,746   $  302,704
     Issuance of stock for
          Acquisitions (unaudited) ..   1,766,962             17        --             --         27,644         --         27,661
     Options exercised (unaudited) ..      55,348              1        --             --            215         --            216
     Net income (unaudited) .........        --             --          --             --           --         18,832       18,832
                                       ----------     ----------  ----------     ----------   ----------   ----------   ----------
BALANCE, March 31, 1999 (unaudited) .  29,927,673     $      299   2,655,709     $       27   $  319,509   $   29,578   $  349,413
                                       ==========     ==========  ==========     ==========   ==========   ==========   ==========








  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                              Six Months Ended March 31,
                                                                            ------------------------------
                                                                               1998              1999
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ................................................     $    (14,523)     $     18,832
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Non-cash, non-recurring compensation charge .................           17,036              --
          Depreciation and amortization ...............................            1,172             6,533
          Gain on sale of property and equipment ......................             --                (129)
          Changes in operating assets and liabilities
          (Increase) decrease in
               Accounts receivable ....................................           (5,288)           (2,879)
               Inventories ............................................              266              (392)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts .......              601            (5,044)
               Prepaid expenses and other current assets ..............               38              (422)
          Increase (decrease) in
               Accounts payable and accrued expenses ..................           (3,184)            4,391
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ...............            4,348            (2,703)
               Income taxes payable and other current liabilities .....            1,162            (4,539)
          Other, net ..................................................              (75)           (1,092)
                                                                            ------------      ------------
     Net cash provided by operating activities ........................            1,553            12,556
                                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired .....................          (35,697)          (35,101)
     Proceeds from sale of property and equipment .....................               82               321
     Additions to property and equipment ..............................           (2,003)           (3,786)
     Collections of notes receivable ..................................              475              --
                                                                            ------------      ------------
     Net cash used in investing activities ............................          (37,143)          (38,566)
                                                                            ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of debt ...............................................              626           183,748
     Payments of debt .................................................          (20,551)         (131,313)
     Distributions to accounting acquirer .............................          (17,758)             --
     Proceeds from initial public offering ............................           91,513              --
     Debt issuance costs ..............................................             --              (5,329)
     Other ............................................................             --                 (49)
                                                                            ------------      ------------
     Net cash provided by financing activities ........................           53,830            47,057
                                                                            ------------      ------------
NET INCREASE IN CASH ..................................................           18,240            21,047
CASH, beginning of period .............................................            4,154            14,583
                                                                            ------------      ------------
CASH, end of period ...................................................     $     22,394      $     35,630
                                                                            ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ....................................................     $         37      $      2,655
          Income taxes ................................................     $       --        $     17,430
          Non-cash property distribution ..............................     $        756      $       --

  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                           ------------------------------
                                                                               1998              1999
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................     $    (13,842)     $      9,740
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Non-cash, non-recurring compensation charge ................           17,036              --
          Depreciation and amortization ..............................              926             3,472
          Gain on sale of property and equipment .....................              (15)              (99)
          Changes in operating assets and liabilities
          (Increase) decrease in
               Accounts receivable ...................................           (3,131)           (3,431)
               Inventories ...........................................             (147)               53
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts ......             (281)           (4,449)
               Prepaid expenses and other current assets .............             (386)             (589)
          Increase (decrease) in
               Accounts payable and accrued expenses .................              605             7,618
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ..............            2,178               684
               Income taxes payable and other current liabilities ....            1,676              (479)
          Other, net .................................................             (196)             (852)
                                                                           ------------      ------------
     Net cash provided by operating activities .......................            4,423            11,668
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ....................          (35,697)          (27,650)
     Proceeds from sale of property and equipment ....................             --                 192
     Additions to property and equipment .............................           (1,653)           (1,810)
                                                                           ------------      ------------
     Net cash used in investing activities ...........................          (37,350)          (29,268)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of debt ..............................................              234           164,248
     Payments of debt ................................................          (20,551)         (109,909)
     Distributions to accounting acquirer ............................          (17,626)             --
     Proceeds from initial public offering ...........................           91,513              --
     Debt issuance costs .............................................             --              (5,329)
     Other ...........................................................             --                 176
                                                                           ------------      ------------
     Net cash provided by financing activities .......................           53,570            49,186
                                                                           ------------      ------------
NET INCREASE IN CASH .................................................           20,643            31,586
CASH, beginning of period ............................................            1,751             4,044
                                                                           ------------      ------------
CASH, end of period ..................................................     $     22,394      $     35,630
                                                                           ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...................................................     $       --        $      1,621
          Income taxes ...............................................     $       --        $     13,369
          Non-cash property distribution .............................     $        756      $       --


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

On January 30, 1998, concurrent with the closing of its initial public offering ("IPO" or "Offering") of common stock, IES acquired 16 companies and related entities engaged in all facets of electrical contracting and maintenance services (collectively, the "Founding Companies" or the "Founding Company Acquisitions"). Subsequent to its IPO, and through March 31, 1999, the Company has acquired or entered into definitive agreement to acquire 34 additional electrical contracting and maintenance businesses (the "Post IPO Acquisitions"). Of these "Post IPO Acquisitions", 33 were accounted for using the purchase method of accounting (the "Purchased Companies") and one was accounted for using the pooling-of-interests method of accounting (the "Pooled Company").

The financial statements of IES for periods prior to January 30, 1998 (the effective closing date of the acquisitions of the Founding Companies) are the financial statements of Houston-Stafford (the "Accounting Acquirer") as restated for the acquisition of the Pooled Company in June 1998. The operations of the other Founding Companies and IES, acquired by the Accounting Acquirer, have been included in the Company's financial statements beginning February 1, 1998, and the Purchased Companies beginning on their respective dates of acquisition. References herein to the "Company" include IES and its subsidiaries.

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the six and three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in these financial statements include those regarding revenue recognition for contracts accounted for under the percentage -of- completion method.

2.       INITIAL PUBLIC OFFERING AND FOUNDING COMPANY ACQUISITIONS

On January 30, 1998, the Company completed its IPO of its stock, which involved the sale to the public of 7,000,000 shares of the Company's common stock at $13.00 per share. The Company received net proceeds from the Offering of approximately $78.8 million. Concurrent with the completion of the Offering, IES acquired the Founding Companies for consideration consisting of $53.4 million in cash and 12,313,025 shares of common stock. Additionally, on February 5, 1998, the Company sold 1,050,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the Offering for net proceeds of approximately $12.7 million. The Company used approximately $7.6 million of the net proceeds from the Offering to retire outstanding third party debt and approximately $16.0 million to pay indebtedness incurred by the Founding Companies for distributions to the owners prior to the Acquisitions. The Company used the remaining net proceeds for acquisitions (see Note 3).

3.       ACQUISITIONS

For the six months ended March 31, 1999, the Company has acquired 13 acquisitions accounted for as purchases. The total consideration paid in these transactions was approximately $35.1 million of cash and 1.8 million shares of common stock which exceeded the net tangible assets acquired by $51.1 million, which amount has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data presented below assume that the Founding Company Acquisitions, the Offering, and the Post IPO Acquisitions had occurred at the beginning of each period presented .

                                                                  Six Months Ended March 31,
                                                          -----------------------------------------
                                                                1998                    1999
                                                          ------------------      -----------------
                                                           (in thousands, except per share data)
          Revenues......................................  $   415,222             $   439,935
          Net income....................................  $    17,818             $    19,432

          Basic earnings per share......................  $      0.55             $      0.60
          Diluted earnings per share....................  $      0.54             $      0.59

The unaudited pro forma data presented above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, the reversal of the $17 million non-cash, non-recurring compensation charge which occurred during the quarter ended March 31, 1998, estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income, and additional tax expense based on the Company's effective tax rate.

4.       LONG-TERM DEBT

Credit Facility -

The Company has a $175.0 million three-year revolving credit facility with NationsBank, N.A. dba Bank of America, N.A. as agent (the "Credit Facility"). The Credit Facility matures on July 30, 2001, and will be used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

The Credit Facility is used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, and (iii) restrictions on liens, guarantees and dividends.

Senior Subordinated Notes -

On January 25, 1999, the Company completed its offering of $150.0 million Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company will pay interest on the Notes on February 1 and August 1 of each year, commencing

August 1, 1999. The Notes are unsecured senior subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

The net proceeds to the Company from the offering of the Notes was approximately $144 million after deducting the debt issuance discount, underwriting commissions and offering expenses. The Company used a portion of the proceeds from the Notes to repay the $100.0 million indebtedness then outstanding on its Credit Facility. The balance of the proceeds of the Notes, as well as amounts available under the Credit Facility, may be used for general corporate purposes, including but not limited to future acquisitions, capital expenditures and additional working capital.

5.       PER SHARE INFORMATION

Basic earnings per share calculations are based on the weighted average number of shares of common stock and restricted voting common stock outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and common equivalent shares from the assumed exercise of outstanding stock options.

As of March 31, 1999, the Company had outstanding options to purchase up to a total of approximately 3,549,199 shares of Common Stock, of which 655,537 shares were vested and exercisable, issued pursuant to the Company's stock option plans. The shares used to calculate the historical earnings per share for the periods presented are summarized as follows:

                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                          1998           1999
                                                       ----------     ----------
          Weighted average shares outstanding ....     18,241,867     32,422,323
          Weighted average equivalent shares
               from outstanding stock options ....           --          459,717
                                                       ----------     ----------
                                                       18,241,867     32,882,040
                                                       ==========     ==========

                                                      Six Months Ended March 31,
                                                      --------------------------
                                                          1998           1999
                                                       ----------     ----------
          Weighted average shares outstanding ....     11,366,953     31,761,207
          Weighted average equivalent shares
               from outstanding stock options ....           --          493,444
                                                       ----------     ----------
                                                       11,366,953     32,254,651
                                                       ==========     ==========

Common stock equivalents for the three and six month periods ended March 31, 1998 are excluded in the calculation of weighted average shares outstanding as the Company recorded a net loss for these periods. The number of potentially antidilutive shares excluded from the calculation of fully diluted earning per share for the three and six months ended March 31, 1998 was 238,315 and 119,158, respectively.

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

7.       SUBSEQUENT EVENTS

Subsequent to March 31, 1999 and through May 11, 1999, the Company acquired nine companies for an aggregate consideration of approximately 2.2 million shares of common stock and $28.8 million in cash, net of cash acquired. The cash portion of such consideration was provided by excess proceeds from the offering of the Notes, cash on hand and borrowings under the Company's Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the ability to successfully consummate acquisitions, fluctuations in operating results because of acquisitions and seasonality, national and regional industry and economic conditions, competition and risks entailed in the operation and growth of existing and newly acquired businesses. The foregoing and other factors are discussed in our filings with the SEC including our Annual Report on Form 10-K for the year ended September 30, 1998.

Because of the significant effect of the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies on our results of operations, our historical results of operations and period-to-period comparisons are not indicative of future results and may not be meaningful. We plan to continue acquiring businesses in the future. The integration of acquired electrical contracting and maintenance businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect our results of operations during the period immediately following acquisition.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999

The following table presents selected historical financial information for the six months ended March 31, 1998 and 1999. The historical results of operations presented below include the results of operations of Houston-Stafford and the Pooled Company for the six months ended March 31, 1998 and the results of the other Founding Companies beginning February 1, 1998. Our results of operations for the six months ended March 31, 1999, includes the results of operations for all Purchased Companies owned by IES at October 1, 1998, and the Purchased Companies acquired during the six months ended March 31, 1999, beginning on their respective dates of acquisition.

                                                   Six Months Ended March 31,
                                    ------------------------------------------------------
                                     1998              %            1999             %
                                    ---------      ---------       ---------     ---------
                                                     (dollars in millions)
Revenues ......................     $   104.3          100.0%      $   413.4         100.0%
Cost of services ..............          82.1           78.7%          326.9          79.1%
                                    ---------      ---------       ---------     ---------
Gross profit ..................          22.2           21.3%           86.5          20.9%
Selling, general &
     administrative expenses ..          17.3           16.6%           45.6          11.0%
Non-cash, non-recurring
     compensation charge ......          17.0           16.3%           --            --
Goodwill amortization .........           0.6            0.6%            4.0           1.0%
                                    ---------      ---------       ---------     ---------

Income (loss) from operations .     $   (12.7)         (12.2)%     $    36.9           8.9%
                                    =========      =========       =========     =========

REVENUES. Revenues increased $309.1 million, or 296%, from $104.3 million for the six months ended March 31, 1998, to $413.4 million for the six months ended March 31, 1999. The increase in revenues is principally due to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies.

GROSS PROFIT. Gross profit increased $64.3 million, or 290%, from $22.2 million for the six months ended March 31, 1998, to $86.5 million for the six months ended March 31, 1999. The increase in gross profit was principally due to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies. As a percentage of revenues, gross profit decreased from 21.3% in 1998 to 20.9% in 1999. This decrease is primarily attributable to planned changes in the Company's business mix from acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $28.3 million, or 164%, from $17.3 million for the six months ended March 31, 1998, to $45.6 million for the six months ended March 31, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions of the Founding Companies (excluding Houston-Stafford), the acquisitions of the Purchased Companies, increased corporate costs associated with being a public company, partially offset by a non-recurring $5.6 million bonus paid to the owners of Houston-Stafford during the six months ended March 31, 1998 but prior to our IPO. Excluding such bonuses and higher corporate costs, selling, general and administrative expenses as a percentage of revenues decreased from 10.5% in 1998 to 10.1% in 1999.

INCOME (LOSS) FROM OPERATIONS. Income from operations increased $49.6 million, from $(12.7) million for the six months ended March 31, 1998, to $36.9 million for the six months ended March 31, 1999. This increase in income from operations is primarily attributed to the Founding Company Acquisitions (excluding Houston-Stafford), the acquisitions of the Purchased Companies, the non-recurring owner bonuses and the non-cash, non-recurring compensation charge of $17.0 million in connection with the Founding Company acquisitions in 1998, and partially offset by higher corporate costs discussed above. As a percentage of revenues, income from operations (excluding the owner bonuses, the non-cash, non-recurring compensation charge and higher corporate costs noted above) decreased from approximately 10.2% in 1998 to 9.9% in 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

The following table presents selected historical financial information for the three months ended March 31, 1998 and 1999. The historical results of operations presented below include the results of operations of Houston-Stafford and the Pooled Company for the three months ended March 31, 1998 and the results of the other Founding Companies beginning February 1, 1998. Our results of operations for the three months ended March 31, 1999, includes the results of operations for all Purchased Companies owned by IES at January 1, 1999, and the Purchased Companies acquired during the three months ended March 31, 1999, beginning on their respective dates of acquisition.

                                             Three Months Ended March 31,
                                    ------------------------------------------------
                                      1998          %            1999         %
                                    ---------   ---------      ---------   ---------
                                                 (dollars in millions)
Revenues ......................     $  72.5       100.0%       $ 215.7       100.0%
Cost of services ..............        56.8        78.3%         170.2        78.9%
                                    -------      ------        -------      ------
Gross profit ..................        15.7        21.7%          45.5        21.1%
Selling, general &
     administrative expenses ..         9.6        13.2%          23.7        11.0%
Non-cash, non-recurring
     compensation charge ......        17.0        23.5%            --          --
Goodwill amortization .........         0.7         1.0%           2.1        1.0%
                                    -------      ------        -------      ------

Income (loss) from operations .     $ (11.6)      (16.0)%      $  19.7         9.1%
                                    =======      ======        =======      ======

REVENUES. Revenues increased $143.2 million, or 198%, from $72.5 million for the three months ended March 31, 1998, to $215.7 million for the three months ended March 31, 1999. The increase in revenues is principally due to the acquisitions of the Founding Companies (excluding Houston Stafford) and the acquisitions of the Purchased Companies.

GROSS PROFIT. Gross profit increased $29.8 million, or 190%, from $15.7 million for the three months ended March 31, 1998, to $45.5 million for the three months ended March 31, 1999. The increase in gross profit was principally due to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies. As a percentage of revenues, gross profit decreased from 21.7% in 1998 to 21.1% in 1999. This decrease is primarily attributable to planned changes in the Company's business mix from acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $14.1 million, or 147%, from $9.6 million for the three months ended March 31, 1998, to $23.7 million for the three months ended March 31, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions of the Founding Companies (excluding Houston-Stafford), the acquisitions of the Purchased Companies, increased corporate costs associated with being a public company, partially offset by a non-recurring $1.2 million bonus paid to the owners of Houston-Stafford during the three months ended March 31, 1998 but prior to our IPO. Excluding such bonuses and higher corporate costs, selling, general and administrative expenses as a percentage of revenues decreased from 10.9% in 1998 to 10.1% in 1999.

INCOME (LOSS) FROM OPERATIONS. Income from operations increased $31.3 million, from $(11.6) million for the three months ended March 31, 1998, to $19.7 million for the three months ended March 31, 1999. This increase in income from operations is primarily attributed to the Founding Company Acquisitions (excluding Houston-Stafford), the acquisitions of the Purchased Companies, the non-recurring owner bonuses and the non-cash, non-recurring compensation charge of $17.0 million in connection with the Founding Company acquisitions in 1998, and partially offset by higher corporate costs discussed above. As a percentage of revenues, income from operations (excluding the owner bonuses, the non-cash, non-recurring compensation charge and higher corporate costs noted above) increased from approximately 9.8% in 1998 to 10.0% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, we had cash of $35.6 million, working capital of $119.9 million, no outstanding borrowings under our Credit Facility, $2.4 million of letters of credit outstanding, and available capacity under our Credit Facility of $172.6 million.

During the three months ended March 31, 1999, we generated $11.7 million of net cash from operating activities. Net cash used in investing activities was $29.3 million including $27.7 million used for the purchase of businesses. Net cash flows generated by financing activities was $49.2 million resulting primarily from the Company's offering of $150.0 million Senior Subordinated Notes net of payments on the Credit Facility of $100.0 million.

We have a $175.0 million three-year revolving credit facility with NationsBank, N.A. dba Bank of America, N.A. as agent (the "Credit Facility"). The Credit Facility will be used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of our total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of our total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. Our subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to incur other indebtedness and requires us to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions. As of May 11, 1999, we have available borrowing capacity under our Credit Facility of approximately $157.6 million.

On January 25, 1999, we completed our offering of $150.0 million Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and will mature on February 1, 2009. We will pay interest on the Notes on February 1 and August 1 of each year, commencing August 1, 1999. The Notes are unsecured
Senior Subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the Notes, we are required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

We received net proceeds from the offering of the Notes of approximately $144 million after deducting the debt issuance discount, underwriting commissions and offering expenses. We used a portion of the proceeds from the Notes to repay the $100.0 million indebtedness then outstanding on our Credit Facility. The balance of the proceeds of the Notes, as well as amounts available under the Credit Facility, may be used for general corporate purposes, including but not limited to, future acquisitions, capital expenditures and additional working capital.

We anticipate that our existing cash, cash flow from operations and proceeds from our Credit Facility and the Notes will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through 1999.

Through May 11, 1999, we utilized a combination of cash and common stock to acquire 43 companies and the Founding Companies with total annualized 1998 revenues of approximately $960 million. The cash component of the consideration paid for these companies was funded with existing cash, borrowings under our bank credit facility and proceeds from the Notes.

We intend to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility, as well as possible issuances of additional equity. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount of the Credit Facility or obtain other sources of financing, including the issuance of additional debt or equity. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects and acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 1, 1998, we adopted SFAS No. 130 "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. There was no difference between our "traditional" and "comprehensive" net income.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating systems in interim financial reports issued to shareholders. SFAS No. 131 is effective for us for our year ended September 30, 1999, at which the time the Company will adopt the provision. We are currently evaluating the impact on financial disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for us for our year ended September 30, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized as current earnings unless specific hedge accounting criteria are met. We are evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, we have not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

YEAR 2000

Year 2000 Issue. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on us due to the direct dependence on our own applications, equipment and systems and indirect dependence on those of other entities with which we must interact.

Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for us if implementation of its Year 2000 compliance program is not successful are our financial systems applications, including related third-party software. Potential problems if our Year 2000 compliance program is not successful could include disruptions of our revenue invoicing and collection from our customers and purchasing and payments to our vendors and the inability to perform our other financial and accounting functions. We operate on a decentralized basis with each individual reporting unit having independent information technology (IT) and non-IT systems. Our eight most significant reporting units represent in excess of 50% of our total revenue. Our Year 2000 compliance program is focused on the systems which could materially affect our business. We have completed a preliminary assessment of our significant operating units and believe that the systems at these companies are or will be Year 2000 compliant. We currently have assessed our remaining Year 2000 risk as low because:

         o we are not dependent on any key customers or suppliers (none represent as much as 5% of the companies sales or purchases, respectfully),

         o we have many separate PC based systems and are not dependent on any one system,

         o many of our processes are performed using spreadsheets and/or other manual processes which are not technologically dependent,

         o we perform construction and service maintenance on site for our customers, the work performed is manual in nature and not dependent on automated information technology systems to be completed, and

         o we currently believe that most of our systems that have Year 2000 compliance issues are based on prepackaged third-party software that can be upgraded at nominal costs through vendor supported upgrades.

As a result, we believe that our reasonably likely worst case Year 2000 scenario is a temporary inability for us to process the accounting transactions representing our business activity using automated information systems at certain of our operating units.

The goal of our Year 2000 project is to ensure that all of the critical systems and processes which are under our direct control remain functional. However, because certain systems and processes may be interrelated with systems outside of our control, there can be no assurance that all implementations will be successful. Accordingly, as part of our Year 2000 project, contingency and business plans are in the process of being developed to respond to potential failures that may occur. Such contingency and business plans are scheduled to be completed by the fourth quarter of fiscal 1999. To the extent appropriate, such plans will include emergency back up and recovery procedures, remediation of existing systems with system upgrades or installation of new systems and replacing electronic applications with manual processes. Due to the uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on our operations due to Year 2000 issues. We have ongoing information systems development and implementation projects, none of which have experienced delays due to our Year 2000 compliance program.

Compliance Program. In order to address the Year 2000 issue, we have established a project team to assure that key automated systems and related processes will remain functional through year 2000. The team is addressing the project in the following stages: (i) awareness, (ii) assessment, (iii) remediation, (iv) implementation and (v) testing of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of our Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to our operations. We have retained a Year 2000 consulting firm to assist with the review of our systems for Year 2000 issues.

Company State of Readiness. The awareness phase of our Year 2000 project began with a corporate-wide awareness program which will continue to be updated throughout the life of the project. We believe that there is not a material risk related to our non-IT systems because we are primarily a manual service provider and do not rely on these types of systems. The assessment phase of the project involves for both IT and non-IT systems, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting us or any of our business units are or will be modified to be Year 2000 compliant. To date, the responses from such third parties have not been conclusive. However, because we are not dependent on any key customers or suppliers, we do not believe that a disruption in service with any third party would have a material, adverse effect on our business, results of operations or financial condition. The remediation phase involves identifying the changes which are required to be implemented by system for them to be Year 2000 compliant. The testing and implementation phases involve verifying that changes address the Year 2000 problems identified through testing the system as part of implementing such changes. We expect that the remediation, testing and implementation phases will be substantially completed during the third and fourth quarters of Fiscal 1999.

Costs to Address Year 2000 Compliance Issues. While the total cost of our Year 2000 project is still being evaluated, we currently estimate that the costs to be incurred in 1999 associated with the assessing and testing applications, hardware and equipment, embedded chip systems, and third party developed software will be less than $300,000, which will be funded with existing operating cash flows and which we will deduct from income as incurred. We believe that software vendor Year 2000 releases should address the majority of our Year 2000 issues. To date, we have expended approximately $40,000 related to our Year 2000 compliance. These costs were primarily related to the assessment phase of the project. We expect that the majority of our costs related to its Year 2000 project will be incurred in the third and fourth quarters of our 1999 fiscal year. Because our internal systems are PC-based, we do not expect the costs of the Year 2000 project to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. Refer to our Form 10-K for the year ended September 30, 1998 for detailed discussion of this risk. In January 1999, we completed an offering of $150.0 million of Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and mature on February 1, 2009. We believe the carrying value and fair value of the debt are the same as of March 31, 1999.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) The company held its annual meeting of stockholders in Houston, Texas on February 10, 1999. The following sets forth matters submitted to a vote of the stockholders:

         (B) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated December 29, 1998, for terms expiring at the 2002 annual stockholders' meeting or until their successors have been elected and qualified - Class I Directors: C. Byron Snyder, Alan R. Sielbeck, Bob Weik and Jim P.Wise.

                  Mr. Snyder was elected by a vote of 2,655,709 shares, being all of the shares of restricted voting common stock.

                  Mr. Sielbeck was elected by a vote of 25,565,249 shares, being more than a majority of the common stock of the Company, and 218,813 shares withheld. Messrs. Weik and Wise were elected by a vote of 25,541,349 shares, being more than a majority of common stock of the Company, and 242,713 withheld.

         (C) The stockholders ratified the appointment of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 26,477,834 shares, being more than a majority of the common stock and restricted voting common stock of the Company, with 17,757 shares of common stock voted against, and 616,326 shares of common stock abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS:

                  27.      Financial Data Schedule

         B.  REPORTS ON FORM 8-K

                  A report on Form 8-K was filed with the SEC on February 4, 1999, in connection with the acquisition by the Company of four businesses. A report on For 8-K/A was also filed with the SEC on March 17, 1999, in connection with these acquisitions.

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


                                            INTEGRATED ELECTRICAL SERVICES, INC.


Date: May 17, 1999                          By: /s/  STANLEY H. FLORANCE
                                                     Stanley H. Florance
                                                     Senior Vice President and
                                                     Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
  NO.        DESCRIPTION
-------      -----------
 27          Financial Data Schedule