Form 10-Q
period 1999-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 1999-08-13
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of August 11, 1999, of the issuer's common stock was 35,672,103 and of the issuer's restricted voting common stock was 2,655,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.       FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                        ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and
              June 30, 1999........................................................................       2
         Consolidated Statements of Operations for the nine months ended
              June 30, 1998 and 1999...............................................................       3
         Consolidated Statements of Operations for the three months ended
              June 30, 1998 and 1999...............................................................       4
         Consolidated Statement of Stockholders' Equity for the nine months ended
              June 30, 1999........................................................................       5
         Consolidated Statements of Cash Flows for the nine months ended
              June 30, 1998 and 1999...............................................................       6
         Consolidated Statements of Cash Flows for the three months ended
              June 30, 1998 and 1999...............................................................       7
         Condensed Notes to Consolidated Financial Statements......................................       8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      13

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      21

PART II.      OTHER INFORMATION

     Item 6.          Exhibits and Reports on Form 8-K.............................................      22
     Signatures....................................................................................      23

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     September 30,    June 30,
                                                                          1998         1999
                                                                     -------------  -----------
                                                                       (Audited)    (Unaudited)
                       ASSETS

Cash .............................................................     $   14,583   $    2,965
Accounts receivable, net of allowance of $4,160
     and $6,310, respectively ....................................        146,327      238,674
Inventories, net .................................................          6,440       12,426
Costs and estimated earnings recognized in
     excess of billings on uncompleted contracts .................         12,502       31,641
Prepaid and other current assets .................................          3,198        3,742
                                                                       ----------   ----------
     Total current assets ........................................        183,050      289,448

Receivables from related parties .................................            142          157
Goodwill, net ....................................................        293,066      448,334
Property and equipment, net ......................................         23,436       43,721
Other assets .....................................................          2,774        8,929
                                                                       ----------   ----------
          Total assets ...........................................     $  502,468   $  790,589
                                                                       ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt and current maturities of long-term debt .........     $    3,823   $    2,814
Accounts payable and accrued expenses ............................         69,225      110,377
Income taxes payable .............................................          6,686        6,312
Billings in excess of costs and estimated
     earnings recognized on uncompleted contracts ................         27,807       37,811
Other current liabilities ........................................            489          624
                                                                       ----------   ----------
     Total current liabilities ...................................        108,030      157,938

Long-term bank debt ..............................................         89,500       42,500
Other long-term debt, net of current maturities ..................            854        1,094
Senior subordinated notes, net of $1,170
     unamortized discount ........................................             --      148,830
Other liabilities ................................................          1,380        1,624
                                                                       ----------   ----------
          Total liabilities ......................................        199,764      351,986
                                                                       ----------   ----------

Commitments and contingencies

Stockholders' equity:
     Common stock ................................................            281          351
     Restricted common stock .....................................             27           27
     Additional paid-in capital ..................................        291,650      395,002
     Retained earnings ...........................................         10,746       43,223
                                                                       ----------   ----------
          Total stockholders' equity .............................        302,704      438,603
                                                                       ----------   ----------
          Total liabilities and stockholders' equity .............     $  502,468   $  790,589
                                                                       ==========   ==========

          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                 Nine Months Ended June 30,
                                                                               ------------------------------
                                                                                   1998              1999
                                                                               ------------      ------------
                                                                                         (Unaudited)
Revenues ...................................................................   $    219,620      $    693,146

Cost of services (including depreciation) ..................................        173,420           544,798
                                                                               ------------      ------------

     Gross profit ..........................................................         46,200           148,348

Selling, general & administrative expenses:
     Corporate .............................................................          1,469             7,225
     Field .................................................................         27,998            70,385
Non-cash, non-recurring compensation charge ................................         17,036                --
Goodwill amortization ......................................................          1,743             6,457
                                                                               ------------      ------------

     Income (loss) from operations .........................................         (2,046)           64,281
                                                                               ------------      ------------
Other (income)/expense:
     Interest expense ......................................................            269             9,156
     Interest income .......................................................           (288)             (797)
     Gain on sale of assets ................................................           (195)             (154)
     Other income, net .....................................................           (134)             (330)
                                                                               ------------      ------------
                                                                                       (348)            7,875
                                                                               ------------      ------------
Income (loss) before income taxes ..........................................         (1,698)           56,406

Provision for income taxes .................................................          6,443            23,929
                                                                               ------------      ------------

Net income (loss) ..........................................................   $     (8,141)     $     32,477
                                                                               ============      ============

Basic earnings (loss) per share ............................................   $      (0.49)     $       0.99
                                                                               ============      ============

Diluted earnings (loss) per share ..........................................   $      (0.49)     $       0.97
                                                                               ============      ============
Shares used in the computation of earnings per share (Note 5)

     Basic .................................................................     16,757,359        32,832,083
                                                                               ============      ============

     Diluted ...............................................................     16,757,359        33,318,447
                                                                               ============      ============


            The accompanying condensed notes to financial statements
               are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                       Three Months Ended June 30,
                                                                      ------------------------------
                                                                          1998              1999
                                                                      ------------      ------------
                                                                                (Unaudited)
Revenues ........................................................     $    115,287      $    279,742

Cost of services (including depreciation) .......................           91,294           217,864
                                                                      ------------      ------------

     Gross profit ...............................................           23,993            61,878

Selling, general & administrative expenses:
     Corporate ..................................................              746             3,321
     Field ......................................................           11,444            28,699
Goodwill amortization ...........................................            1,103             2,514
                                                                      ------------      ------------

     Income from operations .....................................           10,700            27,344
                                                                      ------------      ------------

Other (income)/expense:
     Interest expense ...........................................              235             4,233
     Interest income ............................................             (201)             (301)
     Gain on sale of assets .....................................             (180)              (25)
     Other income, net ..........................................              (26)             (176)
                                                                      ------------      ------------
                                                                              (172)            3,731
                                                                      ------------      ------------
Income before income taxes ......................................           10,872            23,613

Provision for income taxes ......................................            4,491             9,968
                                                                      ------------      ------------

Net income ......................................................     $      6,381      $     13,645
                                                                      ============      ============

Basic earnings per share ........................................     $       0.24      $       0.39
                                                                      ============      ============

Diluted earnings per share ......................................     $       0.24      $       0.39
                                                                      ============      ============

Shares used in the computation of earnings per share (Note 5)

     Basic ......................................................       26,475,914        34,966,934
                                                                      ============      ============

     Diluted ....................................................       27,151,005        35,377,848
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

                      INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS, EXCEPT SHARE INFORMATION)





                                                   Common Stock     Restricted Common Stock Additional              Total
                                              --------------------- -----------------------   Paid-In   Retained Stockholders'
                                                Shares      Amount     Shares      Amount     Capital   Earnings    Equity
                                              ----------   --------   --------    --------  ----------  -------- -------------
BALANCE, September 30, 1998 ...............   28,105,363   $    281   2,655,709   $     27   $291,650   $ 10,746   $302,704
     Issuance of stock for
          Acquisitions (unaudited).........    6,924,034         69          --         --    103,061         --    103,130
     Options exercised (unaudited).........       60,679          1          --         --        291         --        292
     Net income (unaudited) ...............           --         --          --         --         --     32,477     32,477
                                              ----------   --------   ---------   --------   --------   --------   --------
BALANCE, June 30, 1999 (unaudited) ........   35,090,076   $    351   2,655,709   $     27   $395,002   $ 43,223   $438,603
                                              ==========   ========   =========   ========   ========   ========   ========




            The accompanying condensed notes to financial statements
               are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 Nine Months Ended June 30,
                                                                                 -------------------------
                                                                                    1998            1999
                                                                                 ----------      ---------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ......................................................     $  (8,141)     $  32,477
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
          Non-cash, non-recurring compensation charge .......................        17,036             --
          Depreciation and amortization .....................................         2,918         10,789
          Gain on sale of property and equipment ............................          (195)          (154)
          Changes in operating assets and liabilities
          (Increase) decrease in
               Accounts receivable ..........................................        (7,004)       (32,460)
               Inventories ..................................................           548         (1,634)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts .............        (1,234)        (5,018)
               Prepaid expenses and other current assets ....................           632          1,319
          Increase (decrease) in
               Accounts payable and accrued expenses ........................        (2,359)         6,042
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts .....................         5,882            266
               Income taxes payable and other current liabilities ...........          (216)        (5,275)
          Other, net ........................................................             2         (1,256)
                                                                                  ---------      ---------
     Net cash provided by operating activities ..............................         7,869          5,096
                                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ...........................       (66,588)       (91,867)
     Proceeds from sale of property and equipment ...........................           686            549
     Additions to property and equipment ....................................        (2,731)        (8,068)
     Collections of notes receivable ........................................           475             --
                                                                                  ---------      ---------
     Net cash used in investing activities ..................................       (68,158)       (99,386)
                                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of debt .....................................................        20,626        227,320
     Payments of debt .......................................................       (24,909)      (139,346)
     Distributions to accounting acquirer ...................................       (17,758)            --
     Proceeds from initial public offering ..................................        91,513             --
     Debt issuance costs ....................................................            --         (5,329)
     Other ..................................................................            --             27
                                                                                  ---------      ---------
     Net cash provided by financing activities ..............................        69,472         82,672
                                                                                  ---------      ---------
NET INCREASE (DECREASE) IN CASH .............................................         9,183        (11,618)
CASH, beginning of period ...................................................         4,154         14,583
                                                                                  ---------      ---------
CASH, end of period .........................................................     $  13,337      $   2,965
                                                                                  =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ..........................................................     $     161      $   2,959
          Income taxes ......................................................     $   3,308      $  25,608
          Non-cash property distribution ....................................     $     756      $      --


            The accompanying condensed notes to financial statements
               are an integral part of these financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                    1998          1999
                                                                                  --------      --------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income .............................................................     $  6,381      $ 13,645
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation and amortization .....................................        1,746         4,256
          Gain on sale of property and equipment ............................         (180)          (25)
          Changes in operating assets and liabilities
          (Increase) decrease in
               Accounts receivable ..........................................       (1,716)      (29,581)
               Inventories ..................................................          282        (1,242)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts .............       (1,835)           26
               Prepaid expenses and other current assets ....................          594         1,741
          Increase (decrease) in
               Accounts payable and accrued expenses ........................          825         1,651
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts .....................        1,534         2,969
               Income taxes payable and other current liabilities ...........       (1,378)         (736)
          Other, net ........................................................           63          (164)
                                                                                  --------      --------
     Net cash provided by (used in) operating activities ....................        6,316        (7,460)
                                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ...........................      (30,891)      (56,766)
     Proceeds from sale of property and equipment ...........................          604           228
     Additions to property and equipment ....................................         (728)       (4,282)
                                                                                  --------      --------
     Net cash used in investing activities ..................................      (31,015)      (60,820)
                                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of debt .....................................................       20,000        43,572
     Payments of debt .......................................................       (4,358)       (8,033)
     Other ..................................................................           --            76
                                                                                  --------      --------
     Net cash provided by financing activities ..............................       15,642        35,615
                                                                                  --------      --------
NET DECREASE IN CASH ........................................................       (9,057)      (32,665)
CASH, beginning of period ...................................................       22,394        35,630
                                                                                  --------      --------
CASH, end of period .........................................................     $ 13,337      $  2,965
                                                                                  ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ..........................................................     $    161      $    304
          Income taxes ......................................................     $  3,308      $  8,178


            The accompanying condensed notes to financial statements
               are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       OVERVIEW

Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation, was founded in June 1997 to create a leading national provider and consolidator of electrical contracting and maintenance services, focusing primarily on the commercial, industrial, residential, power line and information technology markets.

On January 30, 1998, concurrent with the closing of its initial public offering ("IPO" or "Offering") of common stock, IES acquired 16 companies and related entities engaged in all facets of electrical contracting and maintenance services (collectively, the "Founding Companies" or the "Founding Company Acquisitions"). Subsequent to its IPO, and through June 30, 1999, the Company has acquired 54 additional electrical contracting and maintenance businesses (the "Post IPO Acquisitions"). Of these "Post IPO Acquisitions", 53 were accounted for using the purchase method of accounting (the "Purchased Companies") and one was accounted for using the pooling-of-interests method of accounting (the "Pooled Company").

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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the nine and three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

SUBSIDIARY GUARANTIES

All of the Company's operating income and cash flow is generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and (iv) the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in these financial statements include those regarding revenue recognition for contracts accounted for under the percentage-of-completion method.

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

3.       ACQUISITIONS

For the nine months ended June 30, 1999, the Company has acquired 33 acquisitions accounted for as purchases. The total consideration paid in these transactions was approximately $91.9 million of cash, net of cash acquired and
6.9 million shares of common stock which exceeded the net tangible assets acquired by $161.7 million, which amount has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data presented below assume that the Founding Company Acquisitions, the Offering, and the Post IPO Acquisitions had occurred at the beginning of each period presented.


                                                                 Nine Months Ended June 30,
                                                          -----------------------------------------
                                                                 1998                   1999
                                                          ------------------      -----------------
                                                            (in thousands, except per share data)

          Revenues......................................  $         813,406       $        878,150
          Net income......................................$          30,546       $         35,826

          Basic earnings per share......................  $            0.81       $           0.95
          Diluted earnings per share....................  $            0.80       $           0.94


The unaudited pro forma data presented above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, the reversal of the $17.0 million non-cash, non-recurring compensation charge which occurred during the quarter ended March 31, 1998, estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income, and additional tax expense based on the Company's effective tax rate.

4.       LONG-TERM DEBT

Credit Facility

The Company has a $175.0 million three-year revolving credit facility with Bank of America, N.A. as agent (the "Credit Facility"). The Credit Facility matures on July 30, 2001, and will be used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of
(i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions.

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

The net proceeds to the Company from the offering of the Notes was approximately $144.0 million after deducting the debt issuance discount, underwriting commissions and offering expenses. The Company used a portion of the proceeds from the Notes to repay the $100.0 million indebtedness then outstanding on its Credit Facility. The balance of the proceeds of the Notes, as well as amounts available under the Credit Facility, may be used for general corporate purposes, including but not limited to future acquisitions, capital expenditures and additional working capital.

5.       PER SHARE INFORMATION

Basic earnings per share calculations are based on the weighted average number of shares of common stock and restricted voting common stock outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and common equivalent shares from the assumed exercise of outstanding stock options.

As of June 30, 1999, the Company had outstanding options to purchase up to a total of approximately 3,808,334 shares of Common Stock, of which 694,183 shares were vested and exercisable, issued pursuant to the Company's stock option plans. The shares used to calculate the historical earnings per share for the periods presented are summarized as follows:


                                                                     Nine Months Ended June 30,
                                                                   -----------------------------
                                                                       1998             1999
                                                                   ------------     ------------
Weighted average shares outstanding ..........................       16,757,359       32,832,083
Weighted average equivalent shares
     from outstanding stock options ..........................               --          486,364
                                                                   ------------     ------------
                                                                     16,757,359       33,318,447
                                                                   ============     ============


                                                                    Three Months Ended June 30,
                                                                   -----------------------------
                                                                       1998             1999
                                                                   ------------     ------------
Weighted average shares outstanding ..........................       26,475,914       34,966,934
Weighted average equivalent shares
     from outstanding stock options ..........................          675,091          410,914
                                                                   ------------     ------------
                                                                     27,151,005       35,377,848
                                                                   ============     ============


Common stock equivalents for the nine month period ended June 30, 1998 are excluded in the calculation of weighted average shares outstanding as the Company recorded a net loss for this period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earning per share for the nine months ended June 30, 1998 was 357,249.

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

7.      SUBSEQUENT EVENTS

Subsequent to June 30, 1999 and through August 11, 1999, the Company acquired four companies for an aggregate consideration of approximately 0.6 million shares of common stock and $8.7 million in cash, net of cash acquired. The cash portion of such consideration was provided by cash on hand and borrowings under the Company's Credit Facility.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

The following table presents selected historical financial information for the nine months ended June 30, 1998 and 1999. The historical results of operations presented below include the results of operations of Houston-Stafford and the Pooled Company for the nine months ended June 30, 1998, the results of operations of IES and the other Founding Companies beginning February 1, 1998, and the results of operations of the Purchased Companies acquired during the nine months ended June 30, 1998, beginning on their respective dates of acquisition. Our results of operations for the nine months ended June 30, 1999, includes the results of operations for all Purchased Companies owned by IES at October 1, 1998, and the Purchased Companies acquired during the nine months ended June 30, 1999, beginning on their respective dates of acquisition.


                                                                         Nine Months Ended June 30,
                                                   -------------------------------------------------------------------
                                                        1998                %                 1999               %
                                                   --------------      -----------       -------------     -----------
                                                                           (dollars in millions)
Revenues .....................................     $        219.6              100%      $       693.1             100%
Cost of services .............................              173.4               79%              544.8              79%
                                                   --------------      -----------       -------------     -----------
Gross profit .................................               46.2               21%              148.3              21%
Selling, general &
     administrative expenses .................               29.5               13%               77.6              11%
Non-cash, non-recurring
     compensation charge .....................               17.0                8%                 --              --
Goodwill amortization ........................                1.7                1%                6.5               1%
                                                   --------------      ------------      -------------     -----------

Income (loss) from operations ................     $         (2.0)              (1)%     $        64.2               9%
                                                   ==============      ===========       =============     ===========

REVENUES. Revenues increased $473.5 million, or 216%, from $219.6 million for the nine months ended June 30, 1998, to $693.1 million for the nine months ended June 30, 1999. The increase in revenues is principally due to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies.

GROSS PROFIT. Gross profit increased $102.1 million, or 221%, from $46.2 million for the nine months ended June 30, 1998, to $148.3 million for the nine months ended June 30, 1999. The increase in gross profit was principally due to the acquisitions of the Founding Companies (excluding Houston-Stafford) and the acquisitions of the Purchased Companies. As a percentage of revenues, gross profit remained constant at 21% over both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $48.1 million, or 163%, from $29.5 million for the nine months ended June 30, 1998, to $77.6 million for the nine months ended June 30, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions of the Founding Companies (excluding Houston-Stafford), the acquisitions of the Purchased Companies, increased corporate costs associated with being a public company, partially offset by a non-recurring $5.6 million bonus paid to the owners of Houston-Stafford during the nine months ended June 30, 1998 but prior to our IPO. Excluding such bonuses and higher corporate costs primarily related to infrastructure development, selling, general and administrative expenses as a percentage of revenues remained constant at 10% over both periods.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations increased $66.2 million, from a $2.0 million loss for the nine months ended June 30, 1998, to $64.2 million for the nine months ended June 30, 1999. This increase in income from operations is primarily attributed to internal growth in the operations of the Founding Companies (excluding Houston-Stafford), and the acquisitions of the Purchased Companies, partially offset by the non-recurring owner bonuses and the non-cash, non-recurring compensation charge of $17.0 million in connection with the Founding Company acquisitions in 1998, and higher corporate costs attributable to infrastructure development. As a percentage of revenues, income from operations (excluding the owner bonuses, the non-cash, non-recurring compensation charge and higher corporate costs noted above) remained constant at 10% over both periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

The following table presents selected historical financial information for the three months ended June 30, 1998 and 1999. The historical results of operations presented below include the results of operations of Houston-Stafford, the Pooled Company and the other Founding Companies for the three months ended June 30, 1998 and the Purchased Companies acquired during the three months ended June 30, 1998, beginning on their respective dates of acquisition. Our results of operations for the three months ended June 30, 1999, includes the results of operations for all Purchased Companies owned by IES at January 1, 1999, and the Purchased Companies acquired during the three months ended June 30, 1999, beginning on their respective dates of acquisition.


                                                                         Three Months Ended June 30,
                                                               -----------------------------------------------
                                                                 1998           %          1999          %
                                                               --------     --------     --------     --------
                                                                            (dollars in millions)
Revenues .................................................     $  115.3          100%    $  279.7          100%
Cost of services .........................................         91.3           79%       217.8           78%
                                                               --------     --------     --------     --------
Gross profit .............................................         24.0           21%        61.9           22%
Selling, general &
     administrative expenses .............................         12.2           11%        32.0           11%
Goodwill amortization ....................................          1.1            1%         2.5            1%
                                                               --------     --------     --------     --------

Income from operations ...................................     $   10.7            9%    $   27.4           10%
                                                               ========     ========     ========     ========

REVENUES. Revenues increased $164.4 million, or 143%, from $115.3 million for the three months ended June 30, 1998, to $279.7 million for the three months ended June 30, 1999. The increase in revenues is principally due to the acquisitions of the Purchased Companies.

GROSS PROFIT. Gross profit increased $37.9 million, or 158%, from $24.0 million for the three months ended June 30, 1998, to $61.9 million for the three months ended June 30, 1999. The increase in gross profit was principally due to the acquisitions of the Purchased Companies. As a percentage of revenues, gross profit increased from 21% in 1998 to 22% in 1999, primarily due to the acquisition by the Company of higher-margin information technology (IT) and power line businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $19.8 million, or 163%, from $12.2 million for the three months ended June 30, 1998, to $32.0 million for the three months ended June 30, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions of the Purchased Companies and increased corporate costs associated with being a public company. Excluding such higher corporate costs, primarily related to infrastructure development, selling, general and administrative expenses remained constant at 10% over both periods.

INCOME FROM OPERATIONS. Income from operations increased $16.7 million or 156%, from $10.7 million for the three months ended June 30, 1998, to $27.4 million for the three months ended June 30, 1999. This increase in income from operations is primarily attributed to the acquisitions of the Purchased Companies partially offset by higher corporate costs. As a percentage of revenues, income from operations (excluding the higher corporate costs noted above) increased from approximately 10% in 1998 to 11% in 1999. This increase is primarily due to the acquisition by the Company of higher-margin IT and power line businesses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had cash of $3.0 million, working capital of $131.5 million, $42.5 million in outstanding borrowings under our Credit Facility, $2.4 million of letters of credit outstanding, and available capacity under our Credit Facility of $130.1 million.

During the nine months ended June 30, 1999, we generated $5.1 million of net cash from operating activities, comprised of net income of $32.5 million, increased by $10.8 million of non-cash charges related to depreciation and amortization expense, decreased by a $32.5 million increase in receivables as a result of revenue growth and the timing of collections, with the balance of the change due to other working capital changes. Net cash used in investing activities was $99.4 million, including $91.9 million used for the purchase of businesses, net of cash acquired. Net cash flow provided by financing activities was $82.7 million, resulting primarily from our offering of $150.0 million Senior Subordinated Notes, net borrowings under our Credit Facility and reduced by paydowns on debt acquired in connection with the purchase of businesses discussed above.

During the three months ended June 30, 1999, we used $7.5 million of net cash from operating activities, comprised of net income of $13.6 million, increased by $4.3 million of non-cash charges related to depreciation and amortization expense, decreased by a $29.6 million increase in receivables as a result of revenue growth and the timing of collections, with the balance of the change due to other working capital changes. Net cash used in investing activities was $60.8 million, including $56.8 million used for the purchase of businesses, net of cash acquired. Net cash flow provided by financing activities was $35.6 million, resulting primarily from borrowings under our Credit Facility and reduced by paydowns on debt acquired in connection with the purchase of businesses discussed above.

We have a $175.0 million three-year revolving credit facility with Bank of America, N.A. as agent (the "Credit Facility"). The Credit Facility will be used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of our total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of our total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. Our subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to incur other indebtedness and requires us to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions. As of August 11, 1999, we have available borrowing capacity under our Credit Facility of approximately $114.1 million.

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

We received net proceeds from the offering of the Notes of approximately $144.0 million after deducting the debt issuance discount, underwriting commissions and offering expenses. We used a portion of the proceeds from the Notes to repay the $100.0 million indebtedness then outstanding on our Credit Facility. The balance of the proceeds of the Notes, as well as amounts available under the Credit Facility, may be used for general corporate purposes, including but not limited to, future acquisitions, capital expenditures and additional working capital.

We anticipate that our existing cash, cash flow from operations and proceeds from our Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through the next twelve months.

Through August 11, 1999, we utilized a combination of cash and common stock to acquire 58 companies and the Founding Companies with total pro forma trailing twelve month revenues of approximately $1.2 billion. The cash component of the consideration paid for these companies was funded with existing cash, borrowings under our bank credit facility and proceeds from the Notes.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for us for our year ended September 30, 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized as current earnings unless specific hedge accounting criteria are met. We are evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, we have not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

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

Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for us if implementation of its Year 2000 compliance program is not successful are our financial systems applications, including related third-party software. Potential problems if our Year 2000 compliance program is not successful could include disruptions of our revenue invoicing and collection from our customers and purchasing and payments to our vendors and the inability to perform our other financial and accounting functions. We operate on a decentralized basis with each individual reporting unit having independent information technology (IT) and non-IT systems. Our eight most significant reporting units represent in excess of 50% of our total revenue. Our Year 2000 compliance program is focused on the systems which could materially affect our business. We have completed the assessment of our significant operating units to date and believe that the systems at these companies are or will be Year 2000 compliant. We currently have assessed our remaining Year 2000 risk as low because:

     o we are not dependent on any key customers or suppliers (none represent as much as 5% of the companies sales or purchases, respectfully),
     o we have many separate PC based systems and are not dependent on any one system,
     o many of our processes are performed using spreadsheets and/or other manual processes which are not technologically dependent,

     o we perform construction and service maintenance on site for our customers, the work performed is manual in nature and not dependent on automated information technology systems to be completed, and
     o we currently believe that most of our systems that have Year 2000 compliance issues are based on prepackaged third-party software that will be upgraded at nominal costs through vendor supported upgrades.

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

Compliance Program. In order to address the Year 2000 issue, we have established a project team to assure that key automated accounting systems and related processes will remain functional through year 2000. The team is addressing the project in the following stages: (i) awareness, (ii) assessment, (iii) remediation, (iv) implementation and (v) testing of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) supporting hardware and equipment and (c) third-party developed software. The evaluation of our Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to our operations. We have retained a Year 2000 consulting firm to manage, direct and assist with the Year 2000 compliance program.

Company State of Readiness. The awareness phase of our Year 2000 project began with a corporate-wide awareness program which will continue to be updated throughout the life of the project. We believe that there is not a material risk related to our non-IT systems because we are primarily a manual service provider and do not rely on these types of systems. The assessment phase of the project involves for both IT and non-IT systems, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting us or any of our business units are or will be modified to be Year 2000 compliant. To date, most responses from such third parties have been conclusive. However, because we are not dependent on any key customers or suppliers, we do not believe that a disruption in service with any third party would have a material, adverse effect on our business, results of operations or financial condition. The remediation phase involves identifying the changes which are required to be implemented by system for them to be Year 2000 compliant. The testing and implementation phases involve verifying that changes address the Year 2000 problems identified through testing the system as part of implementing such changes. We expect all phases including testing and certification will be substantially completed by the end of the fourth quarter of Fiscal 1999.

However, we expect a small number of subsidiaries to complete their testing and certification in the first quarter of Fiscal 2000.

Costs to Address Year 2000 Compliance Issues. While the total cost of our Year 2000 project is still being evaluated, we currently estimate that the costs to be incurred in 1999 associated with the assessing and testing applications, hardware and equipment, and third party developed software will be less than $450,000, which will be funded with existing operating cash flows and which we will deduct from income as incurred. We believe that software vendor Year 2000 releases should address the majority of our Year 2000 issues. To date, we have expended approximately $145,000 related to our Year 2000 compliance. These costs were primarily related to the assessment, remediation and implementation phases of the project. We expect that the majority of the remaining costs related to our Year 2000 project will be incurred in the fourth quarter of our 1999 fiscal year. Because our internal systems are PC-based, we do not expect the costs of the Year 2000 project to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. Refer to our Form 10-K for the year ended September 30, 1998 for detailed discussion of this risk. In January 1999, we completed an offering of $150.0 million of Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and mature on February 1, 2009. We believe the carrying value and fair value of the debt are the same as of June 30, 1999.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS:

               3.1   Bylaws of Integrated Electrical Services, Inc. (As Amended)

               10.1 Integrated Electrical Services, Inc. 1997 Stock Plan as amended

               27.1  Financial Data Schedule

     B.  REPORTS ON FORM 8-K

               A report on Form 8-K was filed with the SEC on April 29, 1999, in connection with the acquisition by the Company of a business. A report on Form 8-K/A was also filed with the SEC on May 21, 1999, in connection with this acquisition.

               A report on Form 8-K was filed with the SEC on May 7, 1999, in connection with the acquisition by the Company of four businesses. A report on Form 8-K/A was also filed with the SEC on May 28, 1999, in connection with one of these and two other acquisitions.

               A report on Form 8-K was filed with the SEC on May 7, 1999, in connection with two subsidiaries which are significant guarantors of the Company's 9 3/8% Senior Subordinated Notes due 2009.

               A report on Form 8-K was filed with the SEC on May 26, 1999, in connection with the acquisition by the Company of three businesses.

               A report on Form 8-K was filed with the SEC on June 29, 1999, in connection with the acquisition by the Company of a business.

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


                                    INTEGRATED ELECTRICAL SERVICES, INC.


Date: August 11, 1999               By:      /s/ STANLEY H. FLORANCE
                                             Stanley H. Florance
                                             Senior Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

  3.1           Bylaws of Integrated Electrical Services, Inc. (As Amended)

  10.1          Integrated Electrical Services, Inc. 1997 Stock Plan as amended

  27.1          Financial Data Schedule