Form 10-K
period 1999-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 1999-12-16
CIK 1048268

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                                                                       NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                                       WHICH REGISTERED
       Common Stock, par value $.01 per share                           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of December 14, 1999, there were outstanding 39,466,819 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $83.1 million.

                       DOCUMENT INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 9, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                      INTEGRATED ELECTRICAL SERVICES, INC.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

 1     Business....................................................    2
 2     Properties..................................................   15
 3     Legal Proceedings...........................................   15
 4     Submission of Matters to a Vote of Security Holders.........   15
4A     Executive Officers..........................................   16

                                 PART II

       Market for Registrant's Common Equity and Related
 5     Stockholder Matters.........................................   17
 6     Selected Financial Data.....................................   17
       Management's Discussion and Analysis of Financial Condition
 7     and Results of Operations...................................   18
       Quantitative and Qualitative Disclosures About Market
7A     Risk........................................................   25
 8     Financial Statements and Supplementary Data.................   25
       Changes in and Disagreements with Accountants on Accounting
 9     and Financial Disclosure....................................   46

                                PART III

10     Directors and Executive Officers of the Registrant..........   46
11     Executive Compensation......................................   46
       Security Ownership of Certain Beneficial Owners and
12     Management..................................................   46
13     Certain Relationships and Related Transactions..............   46

                                 PART IV

       Exhibits, Financial Statement Schedules, and Reports on Form
14     8-K.........................................................   46

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-K, including without limitation, statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the planned capital expenditures, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Those forward-looking statements are subject to risks, uncertainties and assumptions about us, including among other things: our anticipated growth strategies; our ability to operate our companies; our expected internal growth; anticipated trends and conditions in our industry; our ability to integrate acquired businesses; operating risks; our ability to implement a Year 2000 readiness program; our future capital needs; and our ability to compete (see "Business -- Risk Factors"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                     PART I

ITEM 1. BUSINESS

    In this annual report, the words "IES," the "Company," "we," "our," "ours," and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year is not a calendar year and ends on September 30.

    We are the second largest provider of electrical contracting services in the United States. In late 1997, we recognized a significant opportunity for a well-capitalized company with a nationwide presence to realize substantial competitive advantages by capitalizing on the fragmented nature of the electrical services industry. We began operations on January 30, 1998, with the acquisition of 16 electrical businesses, in order to create a nationwide provider of electrical services and to lead the consolidation of our industry. We have expanded our focus to include the information technology and power line markets, which we believe are complementary to electrical contracting. Since February 1998 and through December 14, 1999, we have acquired 65 additional electrical and cabling contracting businesses. On a pro forma basis for the year ended September 30, 1999, we generated revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $1.3 billion and $130.6 million, respectively.

    According to the most recently available U.S. Census data, the electrical contracting industry generated annual revenues in excess of $64 billion in 1997. This data also indicates that the electrical contracting industry is highly fragmented with more than 61,000 companies, most of which are small, owner-operated businesses. We estimate that there are only five other U.S. electrical contractors with revenues in excess of $200 million. Government sources indicate that total construction industry revenues have grown at an average compound rate of approximately 7% from 1995 through 1999. Over the same period, our pro forma combined revenues increased at a compound annual rate of approximately 11%. We believe we have attained this growth in revenues primarily because our companies:

    - have been in business an average of 18 years;

    - have strong relationships with customers;

    - have effectively employed industry best practices; and

    - have focused on larger, higher margin projects.

    We serve a broad range of markets, including:

    - commercial;

    - industrial;

    - residential;

    - information technology; and

    - power line.

We have continued to concentrate on the information technology market and to date have acquired nine companies which focus on the installation of wiring for computer networks and fiber optic telecommunications systems, as well as consulting and engineering services for the design and integration of voice, data and video communication networks. Our revenues are generated from a mix of:

    - new construction;

    - renovation;

    - maintenance; and

    - specialized services.

    We focus on higher margin, larger projects that require special expertise, including:

    - design-and-build projects that utilize the capabilities of our in-house engineers;

    - service;

    - maintenance; and

    - renovation and upgrade work.

    We believe our service, maintenance and renovation and upgrade revenues tend to either be recurring, have lower sensitivity to economic cycles, or both.

INDUSTRY OVERVIEW

    General. Virtually all construction and renovation in the United States generates demand for electrical contracting services. We believe that electrical work generally accounts for approximately:

    - 8% to 12% of the total construction cost of commercial and industrial projects;

    - 5% to 10% of the total construction cost for residential projects; and

    - substantially all of the construction costs of power line projects.

    In recent years, electrical contractors have experienced a growing demand for their services due to:

    - more stringent electrical codes;

    - increased use of electrical power;

    - demand for increased data cabling capacity for high-speed computer systems; and

    - the construction of smart houses with integrated computer, temperature control and safety systems.

THE MARKETS WE SERVE

    Commercial Market. Our commercial work consists primarily of electrical installations and renovations in:

    - office buildings;

    - high-rise apartments and condominiums;

    - theaters;

    - restaurants;

    - hotels;

    - hospitals; and

    - school districts.

    Our commercial customers include:

    - general contractors;

    - developers;

    - building owners;

    - engineers; and

    - architects.

    Demand for our commercial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1995 through 1999, our pro forma revenues from commercial work have grown at a compound annual rate of approximately 7% per year and represented approximately 42% of our pro forma revenues for the year ended September 30, 1999. According to internal estimates, approximately 75% of our commercial revenues are associated with new construction.

    Industrial Market. Our industrial work consists primarily of electrical installations and upgrade, renovation and replacement service and maintenance work in:

    - manufacturing and processing facilities;

    - military installations;

    - airports; and

    - refineries and petrochemical and power plants.

    According to internal estimates, approximately 65% of our industrial revenues are associated with new construction. The balance of our industrial revenues are derived from significant contracts for upgrade, renovation and replacement service and maintenance work. Our industrial customers include:

    - facility owners;

    - general contractors;

    - engineers;

    - consultants; and

    - architects.

    Demand for our industrial services is often driven by facility upgrades and replacements. We also believe demand is driven by general activity levels in the particular industries served, which is in turn affected by general economic conditions. From fiscal 1995 through 1999, our pro forma revenues from industrial work have grown at a compound annual rate of approximately 9% per year and represented approximately 23% of our pro forma revenues for the year ended September 30, 1999.

    Residential Market. Our work for the residential market consists primarily of electrical installations in new single family housing and low-rise multifamily housing for customers which include local, regional and national homebuilders and developers. Demand for residential services is primarily dependent on the number of single family and multi-family home starts. Single-family home starts are most affected by the level of interest rates and general economic conditions. Competitive factors particularly important in the residential market include our ability to develop relationships with homebuilders and developers by providing services in each area of the country in which they operate. This ability has become increasingly important as consolidation has occurred within the residential construction industry and homebuilders and developers have sought out service providers on whom they can rely for consistent service in all of their operating regions. We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market and have operations across the United States. We believe that there is significant additional opportunity for consolidation within this highly fragmented market. In the current low interest rate environment, our residential business has experienced significant growth. Our pro forma revenues from residential electrical contracting have grown at a compound annual rate of approximately 23% from fiscal 1995 through 1999 and represented approximately 17% of our pro forma revenues for the year ended September 30, 1999.

    Information Technology Market. Since October 1998, we have completed the acquisition of nine information technology businesses and sought to become a national designer and installer of information technology systems. Our information technology work consists primarily of:

    - design, installation and maintenance of voice and data communication cabling systems;

    - design and installation of local and wide area networks;

    - fiber optic wide area network transmission lines (outside plant construction); and

    - communications space planning and video/CCTV/CATV distribution design and installation.

    Our information technology businesses are currently located in Arizona, California, Maryland, Massachusetts, North Carolina and Texas. Projects entail the installation of both cross-country ("outside fiber") and local outside ("fiber to curb") fiber lines, as well as premise wiring systems ("fiber to desk"). Projects range in scope from small office networks to networks for multi-site institutions. Customers served include American Airlines, Bell Atlantic, General Telephone, Alcon Laboratories, George Washington University, the Baltimore Ravens, the Pittsburgh Steelers and HOK Sport. Often installation work is done in tandem with traditional electrical contracting providers who will set up the power delivery systems while our information technology experts design and install the communications systems. We believe that demand for our information technology services will be driven by:

    - the pace of technological change;

    - the overall growth in voice and data traffic; and

    - the increasing use of personal computers and modems, with particular emphasis on the speed with which information can be retrieved from the Internet.

    Our revenues from the information technology market represented approximately 8% of our pro forma revenues for the year ended September 30, 1999.

    Power Line Market. Our work for the power line market consists primarily of the installation, repair and maintenance of electric power transmission lines and the construction and maintenance of electric substations. We generally serve as the prime contractor and perform substantially all of the construction work on these contracts. Our customers in this market are utilities and government agencies. We believe demand for power line services is driven by:

    - new infrastructure development;

    - utilities' efforts to reduce costs through the outsourcing of power line installation and maintenance services in anticipation of deregulation; and

    - the need to modernize and increase the capacity of existing transmission and distribution systems.

    Our revenues from the power line market represented approximately 4% of our pro forma revenues for the year ended September 30, 1999.

    Service and Maintenance Market. The balance of our pro forma revenues is derived from service calls and routine maintenance contracts. Our service and maintenance revenues tend to be recurring and less sensitive to economic fluctuations. Our pro forma revenues from the service and maintenance market have grown at a compound annual rate of approximately 19% from fiscal 1995 through 1999 and represented approximately 6% of our pro forma revenues for the year ended September 30, 1999.

COMPETITIVE STRENGTHS

    We believe several factors give us a competitive advantage in our markets, including our:

    - Geographically diverse operations -- which enable us to effectively service large customers across operating regions, including regional and national homebuilders, national retailers and other commercial businesses, as well as to lessen the impact of regional economic cycles;

    - Diverse business lines -- which we believe provide greater stability in sales revenue;

    - Strong customer relationships -- which provide us repeat business and the opportunity for cross selling our other services to existing customers;

    - Size and critical mass -- which give us purchasing and other economies of scale, as well as greater ability to compete for larger jobs that require greater technical expertise, personnel availability and bonding capacity;

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

    - Design technology and expertise -- which give us the ability to participate in higher margin design-and-build projects;

    - Strong capitalization -- which gives us access to the capital markets; and

    - Experienced management -- which owns in excess of 65% of our outstanding common stock and includes executive management with extensive electrical, consolidation and public company experience, as well as regional and local management which have established reputations in their local markets.

BUSINESS STRATEGY

    Our goal is to expand our position as a leading national provider of electrical and cabling contracting services by:

    - continuing to realize operational efficiencies;

    - expanding our business and markets through internal growth; and

    - pursuing a targeted acquisition strategy.

OPERATING STRATEGY

    We believe there are significant opportunities to continue to increase our revenues and profitability. The key elements of our operating strategy are:

    Increase the Number of National Accounts. We will continue to use our geographic diversity to bid for additional business from customers that operate on a regional or national basis, including:

    - developers;

    - contractors;

    - homebuilders; and

    - owners of national chains.

    For example, we have completed one and are negotiating several other jobs for companies with a national presence to provide installation and maintenance services. Some of these projects could potentially extend over several years. We believe that significant demand exists from these companies to utilize the services of a single electrical contracting and maintenance service provider from whom they can obtain consistent service which meets their quality requirements. This demand is at least partially driven by the recent consolidation among a number of our principal customers, including homebuilders, developers and national contractors.

    Because we are able to understand the demands and needs of our customers based on prior, substantially similar projects, we are able to configure and install systems to their specifications on a more timely and cost-efficient basis than other electrical contractors. In order to capitalize on this opportunity, we have established a separate marketing team that is responsible for obtaining and developing national contracts. We believe our existing local and regional relationships will enable us to capture additional revenues from national accounts.

    Focus on Higher Margin, High Growth Opportunities. We intend to pursue projects and business markets that are higher value-added in nature and provide us with opportunities to expand our revenues, gross margins and operating margins. Examples of higher margin opportunities within our markets include the expansion of information technology, maintenance and specialized services, as well as an increasing amount of our repeat business with national customers.

    Implementation of Best Practices. We continue to expand the services we offer in our local markets by using the specialized technical and marketing strengths of each of our companies. Through a series of national and regional forums attended by management and other employees, we regularly identify and share best practices that can be successfully implemented throughout our operations. We have identified opportunities to enhance various aspects of our operational, administrative, safety, hiring and training practices.

    We have adopted the best of these practices throughout our operations. An example of this practice has been our ability to expand the number of our companies using prefabricating techniques to more than 30. An additional area of focus involves sharing information relating to specific projects or job requirements throughout IES. As a result of these best practices we have already achieved margin improvements in some areas.

    Operate on Decentralized Basis. We believe that our decentralized operating structure helps us retain the entrepreneurial spirit present in each of our companies while maintaining disciplined operating and financial controls. We have nine regional operating divisions to more efficiently share the considerable local and regional market knowledge and customer relationships possessed by each of our companies, as well as companies that we may acquire in the future. This regional framework allows us to more effectively disseminate ideas, gather financial information and target customers. By maintaining a local focus, we are able to continue to:

    - build relationships with general contractors and other customers;

    - address design preferences and code requirements;

    - respond quickly to customer demands; and

    - adjust to local market conditions.

    Attract and Retain Quality Employees. Our ability to attract and retain qualified electricians is a critical competitive factor in an industry like ours where there can be local shortages of skilled workers. We plan to continue to attract and train skilled employees by:

    - extending active recruiting and training programs;

    - offering stock-based compensation for key employees; and

    - offering expanded career paths and more stable income through a larger public company.

    Achieve Additional Operating Efficiencies. We continue to focus on operating efficiencies by combining overlapping operations and centralizing some administrative functions. We have increased our profitability through efforts like offsite prefabrication and standardized project management of similar jobs. We are also taking advantage of our combined purchasing to gain volume discounts on items like electrical materials, vehicles, bonding, employee benefits and insurance.

ACQUISITION STRATEGY

    Due to the highly fragmented nature of the electrical and cabling contracting industry, we believe significant acquisition opportunities exist. We focus on acquiring companies with an entrepreneurial attitude as well as a willingness to learn and share improved business practices through open communications. We believe that many electrical and cabling contracting businesses that lack the capital necessary to expand operations will become acquisition candidates. For these acquisition candidates, a sale of their company to us will provide them with several benefits, including:

    - the ability to improve margins through implementing best practices;

    - expertise to expand in specialized markets;

    - enhanced productivity through the reduction of administrative burdens;

    - national name recognition;

    - potential for substantial financial return through equity participation in IES; and

    - the opportunity for a continued role in management.

    Other key elements of our acquisition strategy include:

    Diversify Business Operations. We will continue to diversify our business operations as we identify opportunities within related electrical and cabling businesses with similar characteristics to our current business lines. Since our inception, we have added power line and information technology operations to our business portfolio. We added these areas to our business:

    - due to the fragmented nature of those markets;

    - because of our belief in their strong growth potential; and

    - our desire to further diversify against sensitivity to economic downturns.

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

    Expand Within Existing Markets. Once we enter a market, we seek to acquire other well-established electrical contracting and maintenance businesses operating within that region, including "add-on" acquisitions. Add-on acquisitions afford the opportunity to improve our overall cost structure through the integration of these acquisitions into existing operations as well as to increase revenues through access to additional specialized markets. Despite the integration opportunities afforded by these add-on acquisitions, we typically maintain existing business names and identities to retain goodwill for marketing purposes.

INTEGRATION OF ACQUISITIONS

    Successful integration of the companies we have acquired is an important focus for us. The work necessary to integrate the operations of an acquired company is begun prior to the closing of the transaction under the supervision of our Vice President -- Integration/Transition. In the process of financial, operational and legal due diligence, we often identify a number of areas in which efficiencies can be realized in the integration process. For example, we employ outside accountants who specialize in the construction industry to conduct extensive financial due diligence on the financial records of the target company. These accountants are directed to draw our attention to areas where improvements can be made. At the closing, the acquired company is added to our insurance and bonding policies, which typically results in an immediate cost savings. Our financial reporting package is put into place shortly after closing so that the results of operations of the acquired company can be reported to IES in a timely standardized format and easily incorporated into our consolidated reports. Upon joining IES the management of acquired companies is introduced to our policies and financial goals and attends regularly scheduled national and regional best practices forums as well as regional management meetings on an ongoing basis. In this manner, we attempt to share efficiencies throughout our operations while maintaining the entrepreneurial atmosphere of the acquired business.

COMPANY OPERATIONS

    We offer a broad range of electrical and cabling contracting services, including installation and design, for both new and renovation projects in the commercial, industrial and residential markets. We also offer long-term and per call maintenance services, which generally provide recurring revenues that are relatively independent of levels of construction activity.

    In some markets we offer design-and-build expertise and specialized services, which typically require specific skills and equipment necessary to provide value added services to the customer and to earn higher margins. We also act as a subcontractor for a variety of national, regional and local builders in the installation of electrical and other systems.

    Commercial and Industrial. New commercial and industrial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow the contractor to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to the owner for payment, less a retainage of 5% to 10% of the construction cost of the project. Actual field work is coordinated during these phases, including:

    - ordering of equipment and materials;

    - fabrication or assembly of certain components;

    - delivery of materials and components to the job site; and

    - scheduling of work crews and inspection and quality control.

    We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars.

    Residential. New residential installations begin with a builder providing potential subcontractors the architectural or electrical drawings for the residences within the tract being developed. Our personnel analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required for the project. We then deliver a written bid or negotiate an arrangement for the job. The installation work is coordinated by our field supervisors along with the builder's personnel. Payments for the project are generally obtained within 30 days, at which time any mechanics' and materialmen's liens securing these payments are released. Interim payments are often obtained to cover labor and materials costs on larger projects.

    Information Technology. Information technology work can be either regional infrastructure, which involves running lines cross country or through local areas, or site-specific installation of cabling in a new or existing structure. Infrastructure work is similar in nature to power line work. Installation of cabling in a new or existing structure is usually done for general contractors, computer network consultants or end users. The work is similar to the installation of electrical wiring in commercial or residential structures. However, because the materials and some of the methods used in the installation of data cabling differ from those used in the installation of electrical wiring, the work is typically performed by technicians who specialize in data cabling. Our information technology projects include all phases of the design and installation of voice, data and communications systems. These projects may range from the networking of small, single-office, PC-based systems to wiring communications networks for multi-site institutions such as large universities. As part of this business, we provide extensive design and consulting services in order to configure a system which will meet our customers' needs. Large information technology projects often include traditional electrical contracting elements and create an opportunity for us to better serve the overall needs of the customer and to capture a larger percentage of that project's contractor expenditures. Large installation projects also provide the opportunity for recurring service and, in some cases, monitoring revenues. Our operations in the information technology market are currently focused on site specific installations.

    Power Line. Power line work begins with a request for bids from either an electric utility or a general contractor. We analyze the plans provided and determine the amount of the bid. Once the project is awarded, it is conducted in scheduled phases, and progress billings are rendered for payment. This work is capital intensive, requiring the use of various pieces of heavy equipment. Additionally, the electricians that perform power line work must be highly skilled in order to work with the high voltage power lines. In addition to running the lines, we often construct the towers that carry the lines as well as electrical substations.

    Maintenance Services. Our maintenance services are supplied on a long-term and per call basis. Our long-term maintenance services are provided through service contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Our per call maintenance services are initiated when a customer requests emergency repair service. Service technicians are scheduled for the call or routed to the customer's residence or business by the dispatcher. Service personnel work out of our service vehicles which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

    - travels to the residence or business;

    - interviews the customer;

    - diagnoses the problem;

    - prepares and discusses a price quotation; and

    - performs the work and often collects payment from the customer.

    Major Customers. We have a diverse customer base, with no single customer accounting for more than 5% of our pro forma combined revenues for the year ended September 30, 1999. As a result of emphasis on quality and worker reliability, our management and a dedicated sales and work force have been responsible for developing and maintaining successful relationships with key customers. Customers generally include:

    - general contractors;

    - developers;

    - consulting engineers;

    - architects;

    - owners and managers of large retail establishments, office buildings, apartments and condominiums, theaters and restaurants;

    - hotels and casinos;

    - manufacturing and processing facilities;

    - arenas and convention centers;

    - refineries and petrochemical and power plants;

    - hospitals;

    - school districts;

    - utilities;

    - military and other government agencies; and

    - airports and car lots.

    Some of our better known customers include:

    - Home Depot;

    - Dell Computer;

    - Lucent Technologies;

    - Lowe's;

    - American Airlines;

    - Wal-Mart;

    - Dow Chemical;

    - Intel;

    - Federal Express;

    - Motorola;

    - Amazon.com; and

    - Texaco.

    We intend to continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service.

    Employee Screening, Training and Development. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, our safety practices and other internal policies. We actively recruit and screen applicants for our technical positions and have established programs in some locations to recruit apprentice technicians directly from high schools and vocational technical schools. We support and fund continuing education for our employees, as well as apprenticeship training for our technicians under the Bureau of Apprenticeship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for four years may seek to become journeymen electricians and, after additional years of experience, master electricians. We pay progressive increases in compensation to employees who acquire this additional training, and more highly trained employees serve as foremen, estimators and project managers. Our master electricians are licensed in one or more cities or other jurisdictions in order to obtain the permits required in our business, and some employees have also obtained specialized licenses in areas like security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

    Purchasing. As a result of economies of scale derived through the overall size of our company, we have been able to purchase equipment, parts and supplies at discounts to historical levels. In addition, as a result of our size, we are also able to lower our costs for:

    - the purchase or lease of vehicles;

    - bonding, casualty and liability insurance;

    - retirement benefits administration;

    - office and computer equipment; and

    - marketing and advertising.

    Substantially all the equipment and component parts we sell or install are purchased from manufacturers and other outside suppliers. We are not materially dependent on any single outside source.

MANAGEMENT INFORMATION AND CONTROLS

    We have centralized our consolidation accounting and some other financial reporting activities at our operational headquarters in Houston, Texas, while basic accounting activities are conducted at the operating level. While our current information systems hardware and software are adequate to meet current needs, we are in the process of upgrading all of our existing companies to a reporting system which will enable us to more uniformly monitor the operations and financial condition of our companies. We are undertaking this process with incremental groups of our operating subsidiaries and expect it to take two to three years to convert the systems of all of our existing companies.

COMPETITION

    The electrical contracting industry is highly fragmented and competitive. Most of our competitors are small, owner-operated companies that typically operate in a limited geographic area. There are few public companies focused on providing electrical and cabling contracting services. In the future, competition may be encountered from new market entrants. Competitive factors in the electrical contracting industry include:

    - the availability of qualified and licensed electricians or qualified technicians;

    - safety record;

    - cost structure;

    - relationships with customers;

    - geographic diversity;

    - ability to reduce project costs;

    - access to technology;

    - experience in specialized markets; and

    - ability to obtain bonding.

REGULATIONS

    Our operations are subject to various federal, state and local laws and regulations, including:

    - licensing requirements applicable to electricians;

    - building and electrical codes;

    - regulations relating to consumer protection, including those governing residential service agreements; and

    - regulations relating to worker safety and protection of the environment.

    We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

    Many state and local regulations governing electricians require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our electricians who work in the state or county that issued the permit or license. It is our policy to ensure that, where possible, any permits or licenses that may be material to our operations in a particular geographic region are held by at least two IES employees within that region.

RISK MANAGEMENT AND INSURANCE

    The primary risks in our operations include bodily injury, property damage and injured workers' compensation. We maintain automobile and general liability insurance for third party bodily injury and property damage and workers' compensation coverage which we consider appropriate to insure against these risks, subject to deductibles.

EMPLOYEES

    At September 30, 1999, we had approximately 13,000 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

                                  RISK FACTORS

DOWNTURNS IN CONSTRUCTION COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE MORE THAN HALF OF OUR BUSINESS IS DEPENDENT ON LEVELS OF NEW CONSTRUCTION ACTIVITY.

    Presently, more than half of our business is the installation of electrical systems in newly constructed and renovated buildings, plants and residences. Additionally, a majority of our business is concentrated in the southeastern and southwestern portion of the United States. Downturns in levels of construction or housing starts could have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase revenues from new installation services will depend on the number of new construction starts and renovations. Our revenue growth from year to year is likely to reflect the cyclical nature of the construction industry. The number of new building starts will be affected by local economic conditions, changes in interest rates and other related factors. The housing industry is similarly affected by changes in general and local economic conditions, including the following:

    - employment and income levels;

    - interest rates and other factors affecting the availability and cost of financing;

    - tax implications for home buyers;

    - consumer confidence; and

    - housing demand.

THE ESTIMATES WE USE IN PLACING BIDS COULD BE MATERIALLY INCORRECT. THE USE OF INCORRECT ESTIMATES COULD RESULT IN LOSSES ON A FIXED PRICE CONTRACT. THESE LOSSES COULD BE MATERIAL TO OUR BUSINESS.

    Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for these fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated.

OUR GROWTH COULD BE DIFFICULT TO MANAGE. AN ACTIVELY GROWING COMPANY LIKE OURS REQUIRES THE CONSTANT ATTENTION OF ITS MANAGEMENT. IF TOO MUCH OF OUR MANAGEMENT'S TIME IS SPENT ATTENDING TO THE GROWTH OF IES, OUR OPERATIONS COULD SUFFER.

    If we are unable to manage our growth, or if we are unable to attract and retain additional qualified management, there could be a material adverse effect on our financial condition and results of operations. As we continue to grow, there can be no assurance that our management group will be able to oversee IES and effectively implement our operating or growth strategies. We expect our management will expend time and effort in evaluating, completing and integrating acquisitions and opening new facilities. We cannot guarantee that our systems, procedures and controls will be adequate to support our expanding operations, including the timely receipt of financial information from acquired companies.

    A key point of our business strategy is to grow by acquiring other electrical and cabling contracting companies. We cannot guarantee that we will be able to acquire additional businesses or integrate and manage them successfully. We cannot assure you that the businesses we acquire will achieve sales and profitability that justify our investment.

    Acquisitions we make may involve additional issues, including:

    - adverse effects on our financial results;

    - diversion of our management's attention;

    - dependence on retention, hiring and training of key personnel; and

    - risks associated with unanticipated problems or legal liabilities.

    In addition, if industry consolidation becomes more prevalent, the prices for acquisition candidates may increase and the number of available candidates may decrease. Our competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than we are willing to pay for the same acquisition opportunities.

THERE IS CURRENTLY A SHORTAGE OF QUALIFIED ELECTRICIANS. SINCE THE MAJORITY OF OUR WORK IS PERFORMED BY ELECTRICIANS, THIS SHORTAGE COULD LIMIT OUR ABILITY TO GROW.

    We believe there is currently a shortage of qualified electricians in the United States. In order to conduct our business, it is necessary to employ electricians. Over the last few years, as the U.S. economy has continued to grow and the unemployment rate has decreased to all time lows, it has become more difficult for us to attract, hire and retain competent electricians. Our ability to increase productivity and profitability has been limited by our ability to employ, train and retain skilled electricians who meet our requirements. There can be no assurance that, among other things:

    - we will be able to maintain the skilled labor force necessary to operate efficiently;

    - our labor expenses will not increase as a result of a shortage in the skilled labor supply; or

    - we will not be able to grow as a result of labor shortages.

DUE TO SEASONALITY, DIFFERING REGIONAL ECONOMIC AND WEATHER CONDITIONS AND THE TIMING OF ACQUISITIONS, OUR RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD.

    Our business can be subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Our quarterly results may also be affected by the timing of acquisitions, the timing and size of acquisition costs and regional economic and weather conditions. For example, in the past local flooding conditions have prevented our crews from being able to work, adversely affecting operating results. Accordingly, our performance in any particular quarter may not be indicative of the results which can be expected for any other quarter or for the entire year.

THE HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY COULD AFFECT OUR PROFITABILITY BY REDUCING OUR PROFIT MARGINS.

    The electrical contracting industry is served by small, owner-operated private companies, public companies and several large regional companies. We could also face competition in the future from other competitors entering these markets. Some of our competitors offer a greater range of services, including mechanical construction, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates.

OUR OPERATIONS ARE SUBJECT TO NUMEROUS PHYSICAL HAZARDS ASSOCIATED WITH THE CONSTRUCTION OF ELECTRICAL SYSTEMS. IF AN ACCIDENT OCCURS, IT COULD RESULT IN AN ADVERSE EFFECT ON OUR BUSINESS.

    Hazards related to our industry include, but are not limited to, electrocutions, fires, mechanical failures or transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and may result in suspension of operations. Our insurance does not cover all types or amounts of liabilities. No assurance can be given either that (1) our insurance will be adequate to cover all losses or liabilities we may incur in our operations or (2) we will be able to maintain insurance of the types or at levels that are adequate or at reasonable rates.

AS A RESULT OF OUR AGGRESSIVE ACQUISITION PROGRAM, WE HAVE GENERATED A SUBSTANTIAL AMOUNT OF DEBT. OUR CURRENT DEBT LEVEL COULD LIMIT OUR ABILITY TO FUND FUTURE WORKING CAPITAL NEEDS AND INCREASE OUR EXPOSURE DURING ADVERSE ECONOMIC CONDITIONS.

    Our substantial indebtedness could have important consequences. For example, it could:

    - increase our vulnerability to adverse operational performance and economic and industry conditions;

    - limit our ability to fund future working capital, capital expenditures and other general corporate requirements;

    - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

    - place us at a disadvantage compared to a competitor that has less debt;
      and

    - limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS.

    Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

    We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

IF OUR STOCK PRICE IS LOW AND OUR ABILITY TO OBTAIN CASH THROUGH THE DEBT OR EQUITY MARKETS IS LIMITED, OUR ACQUISITION PROGRAM, WHICH IS A KEY PART OF OUR BUSINESS STRATEGY, COULD BE HAMPERED.

    We use our common stock as at least part of the consideration paid for companies we acquire. If the common stock does not maintain a sufficient value or company owners will not accept common stock as consideration for their businesses, we may be required to use more of our cash to pursue our acquisition program. If we do not have sufficient cash or borrowing capacity, our growth through acquisitions could be limited unless we are able to obtain additional cash from the sale of debt or common stock in the public market.

THE LOSS OF A GROUP OF KEY PERSONNEL, EITHER AT THE CORPORATE OR OPERATING LEVEL, COULD ADVERSELY AFFECT OUR BUSINESS.

    The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our current and future executive officers and senior management and management personnel at the companies we have acquired. A criterion we use in evaluating acquisition candidates is the quality of their management. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. If we lose a group of key personnel, our operations as a public company could be adversely affected. We do not maintain key man life insurance.

THE ESTIMATED LIFE OF GOODWILL MAY CHANGE. THIS COULD REDUCE OUR FUTURE REPORTED EARNINGS.

    Our balance sheet as of September 30, 1999, has an amount called "goodwill" that represents 54 % of assets and 100 % of stockholders' equity. Goodwill is recorded when we pay more for a business than the fair value of the tangible and separately measurable intangible net assets. GAAP requires us to amortize this and all other intangible assets over the period benefited. We have determined that period to be no less than 40 years. On an ongoing basis we evaluate the useful life of all our assets. If we were to assign a shorter life to a material portion of the goodwill, earnings reported in periods immediately following acquisitions would be reduced.

    If it turns out that the period should have been shorter, earnings reported in periods right after the acquisition would be overstated. Then in later years, we would be burdened by a continuing charge against earnings, without the benefit to income we thought we would get when we agreed on the purchase price. Earnings in later years might also be significantly worse if we determine then that the remaining balance of goodwill is overstated.

COMPUTER SYSTEMS WE RELY ON MAY FAIL TO RECOGNIZE YEAR 2000. A FAILURE COULD RESULT IN DISRUPTIONS OF OUR OPERATIONS AND OUR ACCOUNTING SYSTEMS.

    We are dependent on our computer software programs and operating systems in operating our business. We also depend on the proper functioning of computer systems of third parties, like vendors and clients. The failure of any of these systems to appropriately interpret the upcoming calendar year 2000 could have a material adverse effect on our financial condition, results of operations, cash flow and business prospects.

    Our inability to remedy our own Year 2000 problems or the failure of third parties to remedy their year 2000 problems may cause business interruptions or shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We can not assure you that our Year 2000 program will be effective or that our estimates about the timing and cost of completing our program will be accurate.

ITEM 2. PROPERTIES

    We operate a fleet of owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.

    At September 30, 1999, we maintained branch offices, warehouses, sales facilities and administrative offices at 137 locations. Substantially all of our facilities are leased. We lease our corporate headquarters located in Houston, Texas.

    We believe that our properties are generally adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

    The Company and our subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of these proceedings with certainty, in our opinion, these proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS

    Jim P. Wise has been Chief Executive Officer of the Company since November 1998 and President from November 1998 to May 1999. He initially joined the Company in September 1997 as Senior Vice President and Chief Financial Officer. From September 1994 to September 1997, he was Vice President -- Finance and Chief Financial Officer at Sterling Chemicals, Inc., a publicly held manufacturer of commodity petrochemicals and pulp chemicals. From July 1994 to September 1994, he was Senior Vice President and Chief Financial Officer of U.S. Delivery Systems, Inc., a delivery service consolidator. From September 1991 to July 1994 he was Chairman and Chief Executive Officer of Neostar Group, Inc., a private investment banking and financial advisory firm. Mr. Wise was employed by Transco Energy Company as Executive Vice President, Chief Financial Officer and was a member of the Board of Directors from November 1982 until September 1991.

    John F. Wombwell has been Executive Vice President -- Legal and Administration, General Counsel and Secretary of IES since November 1999. Prior to November 1999 and since January 1998, Mr. Wombwell was Senior Vice President, General Counsel and Secretary of IES. Prior to that time, Mr. Wombwell was a partner at Andrews & Kurth L.L.P., where he practiced law in the area of corporate and securities matters for more than the previous five years.

    Ben L. Mueller has been Senior Vice President and Chief Operating Officer and a director of the Company since 1998. Prior to that time, Mr. Mueller was the Executive Vice President of Houston-Stafford Electric, Inc. ("Houston-Stafford"), one of the Company's subsidiaries, since 1993 and served as Vice President of Houston-Stafford since 1975. Mr. Mueller is a past member of the board of the IEC, Houston Chapter, and has served on the Electrical Board for the city of Sugar Land, Texas.

    Stanley H. Florance has been Senior Vice President and Chief Financial Officer of IES since April 1999. Prior to that time, Mr. Florance had served as Senior Vice President, Finance and Chief Financial Officer of Owen Healthcare, Inc. from 1989 to 1998. He joined that company in 1983 as Controller and Treasurer. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the Financial Executives Institute and the ESOP Association. Mr. Florance also serves on the Board of Directors of The Living Bank International and on the Board of Directors of the Phi Kappa Theta National Foundation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Since January 27, 1998 the Company's Common Stock has traded on the NYSE under the symbol "IEE." The following table presents the quarterly high and low sales prices for the Common Stock on the NYSE since January 27, 1998.

                                                                HIGH      LOW
                                                              --------    ----
FISCAL YEAR ENDED SEPTEMBER 30, 1998
  Second Quarter (From January 27, 1998)....................    19 7/8    13
  Third Quarter.............................................    23 3/4    17 1/8
  Fourth Quarter............................................    23 3/8    13
FISCAL YEAR ENDED SEPTEMBER 30, 1999
  First Quarter.............................................    22 5/8    12 3/8
  Second Quarter............................................   23 5/16    13
  Third Quarter.............................................    18 7/8    13 7/8
  Fourth Quarter............................................    18 7/8    12 3/8

    As of December 14, 1999 there were approximately 412 holders of record of the Common Stock.

    We do not anticipate paying cash dividends on our common stock in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include certain restrictions on the payment of cash dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

    We acquired the 16 electrical businesses we refer to as our Founding Companies concurrently with the consummation of our initial public offering of common stock on January 30, 1998 (the "IPO"). Pursuant to the SEC's Staff Accounting Bulletin No. 97, Houston-Stafford Electric, Inc. ("Houston-Stafford") is considered for accounting purposes the entity which acquired the other Founding Companies and IES (the "Accounting Acquirer"). As such, our consolidated historical financial statements for periods prior to January 30, 1998, represent the financial position and results of operations of Houston-Stafford as restated to include the financial position and results of operations of one acquired company that was acquired in a pooling of interest transaction in June 1998. The operations of the other Founding Companies, IES, and the other subsequently acquired companies have been included in our historical financial statements beginning on their respective dates of acquisition. The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated Financial Statements of Integrated Electrical Services, Inc. and Subsidiaries and the notes thereto included in Item 8. "Financial Statements and Supplemental Data." The selected historical financial information for the nine months ended September 30, 1997 has been derived from the unaudited consolidated financial statements of IES, which have been prepared on the same basis as the audited financial statements and, in our opinion, reflect all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of such data. The results of operations for the interim period presented should not be regarded as indicative of the results that may be expected for a full year.

                                                                NINE
                                           YEAR ENDED          MONTHS
                                          DECEMBER 31,          ENDED           YEAR ENDED SEPTEMBER 30,
                                       ------------------   SEPTEMBER 30,   --------------------------------
                                        1995       1996         1997          1997       1998        1999
                                       -------   --------   -------------   --------   --------   ----------
                                                             (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $73,345   $101,431      $92,379      $117,111   $386,721   $1,035,888
Cost of services (including
  depreciation)......................   63,709     85,081       76,306        95,937    306,052      816,715
                                       -------   --------      -------      --------   --------   ----------
Gross profit.........................    9,636     16,350       16,073        21,174     80,669      219,173
Selling, general and administrative
  expenses...........................    7,905     10,228       10,222        14,261     47,390      113,871
Non-cash, non-recurring compensation
  charge.............................       --         --           --            --     17,036           --
Goodwill amortization................       --         --           --            --      3,212        9,305
                                       -------   --------      -------      --------   --------   ----------
Income from operations...............    1,731      6,122        5,851         6,913     13,031       95,997
Interest and other income (expense),
  net................................     (182)        14          292           385       (393)     (12,542)
                                       -------   --------      -------      --------   --------   ----------
Income before income taxes...........    1,549      6,136        6,143         7,298     12,638       83,455
Provision for income taxes...........      563      2,471        2,408         2,923     12,690       35,348
                                       -------   --------      -------      --------   --------   ----------
Net income (loss)....................  $   986   $  3,665      $ 3,735      $  4,375   $    (52)  $   48,107
                                       =======   ========      =======      ========   ========   ==========

                                                   AS OF DECEMBER 31,         AS OF SEPTEMBER 30,
                                                   -------------------   -----------------------------
                                                     1995       1996      1997       1998       1999
                                                   --------   --------   -------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 1,772    $ 4,301    $ 4,154   $ 14,583   $  2,931
Working capital..................................    3,905      7,068      7,770     75,020    175,572
Total assets.....................................   14,882     23,712     35,794    502,468    858,492
Total debt.......................................    1,221      1,959      2,169     94,177    228,393
Total stockholders' equity.......................    5,842      8,700     12,636    302,704    467,166

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

    The following discussion should be read in conjunction with the financial statements, related notes thereto, and "Selected Financial Data" appearing elsewhere in this annual report.

    We are the second largest provider of electrical contracting services in the United States. We began operations on January 30, 1998 with the acquisition of 16 electrical businesses and through September 30, 1999, we have acquired 62 additional electrical and cabling contracting businesses. We refer to the additional electrical and cabling contracting businesses acquired since January 30, 1998 as our Acquired Companies.

    We serve a broad range of markets, including:

    - commercial;

    - industrial;

    - residential;

    - information technology; and

    - power line markets.

    Our revenues are generated from a mix of:

    - new construction;

    - renovation;

    - maintenance; and

    - specialized services.

    We also focus on higher margin, larger projects that require special expertise, including:

    - design-and-build projects that utilize the capabilities of our in-house engineers;

    - service;

    - maintenance; and

    - renovation and upgrade work.

    We believe our service, maintenance and renovation and upgrade revenues tend to either be recurring, have lower sensitivity to economic cycles, or both.

    Our financial statements for the periods prior to January 30, 1998, reflect the historical results of Houston-Stafford as the accounting acquirer as restated to include the financial position and results of operations of one Acquired Company that was acquired in a pooling of interests transaction in June 1998. The operations of the other Founding Companies, IES and the other Acquired Companies have been included in our historical financial statements beginning on their respective dates of acquisition.

    Our revenues are derived primarily from electrical and cabling construction and maintenance services provided to commercial, industrial, residential, information technology and power line market. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis, using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs at completion. These contracts generally provide that the customers accept completion of progress to date and pay us for services rendered measured in terms of hours expended or some other measure of progress. Some of our customers require us to post performance and payment bonds upon the execution of the contract, depending upon the nature of the work to be performed. Our fixed-price contracts often include payment provisions that allow the customer to withhold up to ten percent from each payment during the course of a job and forward all retained amounts to us upon completion and approval of the work. Maintenance and other service revenues are recognized as the services are performed.

    Cost of services consists primarily of:

    - salaries and benefits of employees;

    - subcontracted services;

    - materials;

    - parts and supplies;

    - depreciation;

    - fuel and other vehicle expenses; and

    - equipment rentals.

    Our gross margin, which is gross profit expressed as a percentage of revenues, depends on the relative proportion of costs related to labor and materials. On jobs in which a higher percentage of the cost of services consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of services. Materials costs can be calculated with relatively greater accuracy than labor costs, and we seek to maintain higher margins on our labor-intensive projects to compensate for the potential variability of labor costs for these projects. Selling, general and administrative expenses consist primarily of:

    - administrative salaries and benefits;

    - marketing expenses;

    - office rent and utilities; and

    - similar administrative expenses.

    We believe that we have realized savings from:

    - consolidation of insurance and bonding programs;

    - our ability to borrow at lower interest rates than the individual companies;

    - consolidation of operations in some locations; and

    - greater volume discounts from suppliers of materials, parts, supplies and services.

    Offsetting these savings are costs related to our corporate management, costs of being a public company, and costs of integrating acquired companies.

    As a result of the acquisitions of the Acquired Companies and the Founding Companies that were accounted for as purchases, the excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill on our balance sheet and is being amortized as a noncash charge to the statement of operations over a 40-year period.

    We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our long-term obligations under our credit facility and our senior subordinated notes, of which $77.0 million and $150.0 million was outstanding at September 30, 1999, respectively. The credit facility matures on July 30, 2001, and the senior subordinated notes mature on February 1, 2009.

RESULTS OF OPERATIONS

    The following table presents selected historical results of operations of IES and subsidiaries, with dollar amounts in thousands. These historical statements of operations represent the results of operations of (i) Houston-Stafford (as restated to include the results of operations of one Acquired Company that was acquired in a pooling-of-interests transaction) for periods ending prior to January 30, 1998 and (ii) Houston-Stafford (as restated) and the results of operations of the Founding Companies and other Acquired Companies beginning on their respective dates of acquisition.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------------------------
                                                          1997             1998              1999
                                                     --------------   --------------   ----------------
Revenues...........................................  $117,111   100%  $386,721   100%  $1,035,888   100%
Cost of services...................................    95,937    82    306,052    79      816,715    79
                                                     --------   ---   --------   ---   ----------   ---
  Gross profit.....................................    21,174    18     80,669    21      219,173    21
Selling, general and administrative expenses.......    14,261    12     47,390    12      113,871    11
Goodwill amortization..............................        --    --      3,212     1        9,305     1
Non-cash, non-recurring compensation charge in
  connection with the Founding Company
  Acquisitions.....................................        --    --     17,036     5           --    --
                                                     --------   ---   --------   ---   ----------   ---
Income from operations.............................     6,913     6     13,031     3       95,997     9
Interest and other income (expense), net...........       385    --       (393)   --      (12,542)   (1)
                                                     --------   ---   --------   ---   ----------   ---
Income before income taxes.........................     7,298     6     12,638     3       83,455     8
Provision for income taxes.........................     2,923     2     12,690     3       35,348     3
                                                     --------   ---   --------   ---   ----------   ---
Net income (loss)..................................  $  4,375     4%  $    (52)   --   $   48,107     5%
                                                     ========   ===   ========   ===   ==========   ===

  Year ended September 30, 1999 compared to the year ended September 30, 1998

    Revenues increased $649.2 million, or 168%, from $386.7 million for the year ended September 30, 1998, to $1,035.9 million for the year ended September 30, 1999. The increase in revenues was principally due to the acquisition of Acquired Companies.

    Gross profit increased $138.5 million, or 172%, from $80.7 million for the year ended September 30, 1998, to $219.2 million for the year ended September 30, 1999. This increase in gross profit was principally due to acquisitions. As a percentage of revenues, gross profit remained constant at 21%.

    Selling, general and administrative expenses increased $66.5 million, or 140%, from $47.4 million for the year ended September 30, 1998 to $113.9 million for the year ended September 30, 1999. The increase in selling, general and administrative expenses is primarily related to inclusion of expenses of the Acquired Companies. Selling, general and administrative expenses as a percentage of revenues decreased from 12% in 1998 to 11% in 1999. During the four months ended January 1998 a $5.6 million bonus was paid to the previous owners of Houston-Stafford, which bonus was not paid during the year ended September 30, 1999. Corporate costs associated with being a public company totaled approximately $3.3 million during the year ended September 30, 1998, compared to approximately $11.3 million during the year ended September 30, 1999. This increase is related to building infrastructure necessary to manage our operations.

    Income from operations increased $83.0 million, or 638%, from $13.0 million for the year ended September 30, 1998, to $96.0 million for the year ended September 30, 1999. This increase in income from operations was primarily attributable to the acquisition of the Acquired Companies and the elimination of the $17.0 million non-cash, non-recurring compensation charge incurred in connection with our IPO (see Note 1 of the Notes to Consolidated Financial Statements). These increases were partially offset by the higher corporate costs discussed above.

    Interest and other income (expense), net changed from expense of $0.4 million in 1998 to $12.5 million in 1999, primarily as a result of interest expense, payable on our 9 3/8% Senior Subordinated Notes due 2009 and our Credit Facility. The increase in our tax provision from $12.7 million in 1998 to $35.3 million in 1999 is primarily attributable to the growth in income from operations discussed above.

  Year ended September 30, 1998 compared to the year ended September 30, 1997

    Revenues increased $269.6 million, or 230%, from $117.1 million for the year ended September 30, 1997 to $386.7 million for the year ended September 30, 1998. The increase in revenues was principally due to the acquisition of the Founding Companies and the Acquired Companies.

    Gross profit increased $59.5 million, or 281%, from $21.2 million for the year ended September 30, 1997 to $80.7 million for the year ended September 30, 1998. The increase in gross profit was principally due to the acquisition of the Founding Companies and the Acquired Companies. As a percentage of revenues, gross profit increased from 18% in 1997 to 21% in 1998. This increase was attributable primarily to Houston-Stafford's lower margin on certain material purchases and higher than normal levels of overtime in the prior year.

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

    Income from operations increased $6.1 million, or 88%, from $6.9 million for the year ended September 30, 1997 to $13.0 million for the year ended September 30, 1998. This increase in operating income was primarily attributable to acquisition of the Founding Companies and the Acquired Companies and the non-recurring owner bonuses in 1997. These increases were partially offset by the higher corporate costs discussed above and the $17.0 million non-cash, non-recurring compensation charge incurred in connection with the Company's IPO (see Note 1 of the Notes to Consolidated Financial Statements). As a percentage of revenues, income from operations (excluding the owner bonuses, higher corporate costs and the non-cash, non-recurring compensation charge noted above) increased from 7% in 1997 to 10% in 1998.

    Interest and other income (expense), net changed from income of $0.4 million in 1997 to $0.4 million expense in 1998, primarily as a result of interest expense on borrowings to fund the Company's 1998 acquisitions. The increase in the Company's tax provision from $2.9 million in 1997 to $12.7 million in 1998 is primarily attributed to the growth in income from operations discussed above. The Company's effective tax rate increased from 40% in 1997 to 100% in 1998, due to a $17.0 million non-cash, non-recurring compensation charge recognized during 1998 in connection with the IPO which is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, we had cash and cash equivalents of $2.9 million, working capital of $175.6 million, borrowings of $77.0 million under our three-year revolving credit facility (the "Credit Facility"), $2.2 million of letters of credit outstanding, and available capacity under our Credit Facility of $95.8 million.

    During the year ended September 30, 1999, we used $7.0 million of net cash from operating activities, comprised of net income of $48.1 million, increased by $16.9 million of non-cash charges related to depreciation and amortization expense, decreased by a $53.6 million increase in receivables as a result of revenue growth and the timing of collections and further decreased by a $12.7 million increase in costs and estimated earnings on uncompleted contracts in excess of billings related to the timing of billings, with the balance of the change due to other working capital changes. Net cash used in investing activities was $118.6 million, including $106.5 million used for the purchase of businesses, net of cash acquired, and $12.9 million of capital expenditures. Net cash flow provided by financing activities was $114.0 million, resulting primarily from our offering of $150.0 million 9 3/8% senior subordinated notes due 2009 (the "Senior Subordinated Notes"), net of borrowings under our credit facility and reduced by paydowns on debt acquired in connection with the purchase of businesses discussed above.

    Our Credit Facility provides for borrowings of up to $175.0 million, to be used for working capital, capital expenditures, other corporate purposes and acquisitions. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either:

    - LIBOR plus 1.0% to 2.0%, as determined by the ratio of our total funded debt to EBITDA; or

    - the higher of

     - the bank's prime rate, and

     - the federal funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of our total funded debt to EBITDA.

    At September 30, 1999, the weighted average interest rate was 6.65%.

    Commitment fees of 0.25% to 0.375%, as determined by the ratio of total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. Our subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of IES and the guarantors. The Credit
Facility:

    - requires the consent of the lenders for acquisitions exceeding a set level of cash consideration;

    - prohibits the payment of cash dividends on our common stock;

    - restricts our ability to incur other indebtedness; and

    - requires us to comply with material financial covenants.

    Availability of the Credit Facility is subject to customary drawing conditions.

    On January 25, 1999, we completed our offering of the $150.0 million Senior Subordinated Notes. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is payable on the notes semiannually on February 1 and August 1. We made the first of such payments on August 1, 1999. The notes are unsecured senior subordinated obligations and are subordinated to all our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including
(1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

    We anticipate that our cash flow from operations and proceeds from the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through fiscal 2000.

    During the fiscal year ended September 30, 1999, we acquired 41 additional electrical contracting and cabling businesses for approximately $106.5 million in cash and 7.8 million shares of common stock. The cash component of the consideration paid for these companies was funded with existing cash, borrowings under our Credit Facility and proceeds from the offering of our Senior Subordinated Notes.

    We intend to continue to pursue acquisition opportunities. We may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility, as well as issuances of additional equity or debt. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount available for borrowing under our credit facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that we will be able to secure such financing if and when it is needed or on terms we consider acceptable. If we are unable to secure acceptable financing, our acquisition program could be negatively affected. We expect capital expenditures for equipment and expansion of facilities to be funded from cash flow from operations and supplemented as necessary by borrowings under our credit facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather; however, it may be affected by severe weather conditions such as flooding. Our service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects and acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

INFLATION

    Due to the relatively low levels of inflation experienced in fiscal 1997, 1998 and 1999, inflation did not have a significant effect on our results in those fiscal years, or on any of the Founding Companies or the Acquired Companies during similar periods.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date FASB Statement No. 133," SFAS No. 133 becomes effective for us for our year ended September 30, 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized as current earnings unless specific hedge accounting criteria are met. We are evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, we have not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

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

    Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for us if implementation of the Year 2000 compliance program is not successful are our financial systems applications, including related third-party software. Potential problems if our Year 2000 compliance program is not successful could include disruptions of our revenue invoicing and collection from our customers and purchasing and payments to our vendors and the inability to perform our other financial and accounting functions. We operate on a decentralized basis with each individual reporting unit having independent information technology (IT) and non-IT systems. Our Year 2000 compliance program is focused on the systems which could materially affect our business. We have completed substantially all of our remediation and testing of our significant operating units to date and believe that the material systems at our companies are or will be Year 2000 compliant. We currently have assessed our remaining Year 2000 risk as low because:

    - we are not dependent on any key customers or suppliers (none represent as much as 5% of the companies sales or purchases, respectfully);

    - we have many separate PC based systems which are not dependent on any one system;

    - many of our processes are performed using spreadsheets and/or other manual processes which are not technologically dependent; and

    - we perform construction and service maintenance on site for our customers, the work performed is manual in nature and not dependent on automated information technology systems to be completed.

    As a result, we believe that our reasonably likely worst case Year 2000 scenario is a temporary inability for us to process the accounting transactions representing our business activity using automated information systems at certain of our operating units.

    The goal of our Year 2000 project is to ensure that all of the critical systems and processes under our direct control remain functional. However, because certain systems and processes may be interrelated with systems outside of our control, there can be no assurance that all implementations will be successful. Accordingly, as part of our Year 2000 project, contingency and business plans have been developed to respond to potential failures that may occur. To the extent appropriate, such plans include emergency back up and recovery procedures, remediation of existing systems with system upgrades or installation of new systems and replacing electronic applications with manual processes. Due to the uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on our operations due to Year 2000 issues. We have ongoing information systems development and implementation projects, none of which have experienced delays due to our Year 2000 compliance program.

    Compliance Program. In order to address the Year 2000 issue, we established a project team to assure that key automated accounting systems and related processes will remain functional through year 2000. The team addressed the project in the following stages: (i) awareness; (ii) assessment; (iii) remediation; (iv) implementation and (v) testing of the necessary modifications. The key automated systems consist of (a) project estimating, management and financial systems applications, (b) supporting hardware and equipment and (c) third-party developed software. The evaluation of our Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to our operations. We have retained a Year 2000 consulting firm to manage, direct and assist with the Year 2000 compliance program.

    Company State of Readiness. We have completed substantially all phases of our Year 2000 project that began with a corporate-wide awareness program which will continue to be updated throughout the life of the project. We believe that there is not a material risk related to our non-IT systems because we are primarily a manual service provider and do not rely on these types of systems. The assessment phase of the project involves for both IT and non-IT systems, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting us or any of our business units are or will be modified to be Year 2000 compliant. To date, most responses from such third parties have been conclusive. However, because we are not dependent on any key customers or suppliers, we do not believe that a disruption in service with any third party would have a material, adverse effect on our business, results of operations or financial condition. The remediation phase involves identifying the changes which are required to be implemented by the systems to be Year 2000 compliant. The testing and implementation phases involve verifying that changes address the Year 2000 problems identified through testing the system as part of implementing such changes. Substantially all phases, including testing and certification, have been completed. However, a small number of subsidiaries will complete their testing and certification by December 31, 1999.

    Costs to Address Year 2000 Compliance Issues. The costs incurred in 1999 associated with the assessing and testing applications, hardware and equipment, and third party developed software which were funded with existing operating cash flows and were deducted from income as incurred. To date, we have expended approximately $520,000 related to our Year 2000 compliance. These costs were primarily related to the assessment, remediation and implementation phases of the project. We do not expect the remaining costs of the Year 2000 project to exceed $50,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

    Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt, with both fixed and floating interest rates. Our debt with fixed interest rates primarily consists of the Senior Subordinated Notes. Our debt with variable interest rates is primarily the Credit Facility. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 1999:

                                   2000     2001      2002     2003     2004    THEREAFTER    TOTAL
                                  ------   -------   ------   ------   ------   ----------   --------
Liabilities -- Long-Term Debt:
  Variable Rate.................  $   --   $76,980   $   --   $   --   $   --    $     --    $ 76,980
  Average Interest Rate.........    6.65%     6.65%    6.65%    6.65%    6.65%       6.65%       6.65%
  Fixed Rate....................  $   --   $    --   $   --   $   --   $   --    $150,000    $150,000
  Average Interest Rate.........   9.375%    9.375%   9.375%   9.375%   9.375%      9.375%      9.375%

                                                                           FAIR
                                                               TOTAL      VALUE
                                                              --------   --------
Liabilities -- Long-Term Debt:
  Variable Rate.............................................  $ 76,980   $ 76,980
  Fixed Rate................................................  $150,000   $147,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Integrated Electrical Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................    26
  Consolidated Balance Sheets...............................    27
  Consolidated Statements of Operations.....................    28
  Consolidated Statements of Stockholders' Equity...........    29
  Consolidated Statements of Cash Flows.....................    30
  Notes to Consolidated Financial Statements................    31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Integrated Electrical Services, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc., a Delaware corporation, and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Electrical Services, Inc., and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
November 9, 1999

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (SEE NOTE 1)

                                     ASSETS

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 14,583   $  2,931
  Accounts receivable:
    Trade, net of allowance of $4,160 and $5,709,
     respectively...........................................   120,153    222,824
    Retainage...............................................    26,074     47,682
    Related parties.........................................       100        220
  Inventories, net..........................................     6,440     12,793
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................    12,502     40,592
  Prepaid expenses and other current assets.................     3,198      7,640
                                                              --------   --------
         Total current assets...............................   183,050    334,682
                                                              --------   --------
RECEIVABLES FROM RELATED PARTIES............................       142         --
PROPERTY AND EQUIPMENT, net.................................    23,436     47,368
GOODWILL, net...............................................   293,066    467,385
OTHER NON-CURRENT ASSETS....................................     2,774      9,057
                                                              --------   --------
         Total assets.......................................  $502,468   $858,492
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt and current maturities of long-term
    debt....................................................  $  3,823   $  1,444
  Accounts payable and accrued expenses.....................    69,225    116,121
  Income taxes payable......................................     6,686      3,971
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................    27,807     37,507
  Other current liabilities.................................       489         67
                                                              --------   --------
         Total current liabilities..........................   108,030    159,110
                                                              --------   --------
LONG-TERM BANK DEBT.........................................    89,500     76,980
OTHER LONG-TERM DEBT, net of current maturities.............       854      1,120
SENIOR SUBORDINATED NOTES, net of $1,151 unamortized
  discount..................................................        --    148,849
OTHER NON-CURRENT LIABILITIES...............................     1,380      5,267
                                                              --------   --------
         Total liabilities..................................   199,764    391,326
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, none issued and outstanding.................        --         --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 28,105,363 and 35,985,838 shares issued and
    outstanding, at September 30, 1998 and 1999,
    respectively............................................       281        360
  Restricted common stock, $.01 par value, 2,655,709 shares
    authorized, 2,655,709 shares issued and outstanding.....        27         27
  Additional paid-in capital................................   291,650    407,926
  Retained earnings.........................................    10,746     58,853
                                                              --------   --------
         Total stockholders' equity.........................   302,704    467,166
                                                              --------   --------
         Total liabilities and stockholders' equity.........  $502,468   $858,492
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (SEE NOTE 1)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------------
                                                                 1997         1998          1999
                                                              ----------   -----------   -----------
REVENUES....................................................  $  117,111   $   386,721   $ 1,035,888
COST OF SERVICES (including depreciation)...................      95,937       306,052       816,715
                                                              ----------   -----------   -----------
  Gross profit..............................................      21,174        80,669       219,173
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      14,261        47,390       113,871
NON-CASH, NON-RECURRING COMPENSATION CHARGE IN CONNECTION
  WITH THE FOUNDING COMPANY ACQUISITIONS (Note 1)...........          --        17,036            --
GOODWILL AMORTIZATION.......................................          --         3,212         9,305
                                                              ----------   -----------   -----------
  Income from operations....................................       6,913        13,031        95,997
                                                              ----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense, net.....................................        (214)         (728)      (13,145)
  Other, net................................................         599           335           603
                                                              ----------   -----------   -----------
         Other income (expense), net........................         385          (393)      (12,542)
                                                              ----------   -----------   -----------
INCOME BEFORE INCOME TAXES..................................       7,298        12,638        83,455
PROVISION FOR INCOME TAXES..................................       2,923        12,690        35,348
                                                              ----------   -----------   -----------
NET INCOME (LOSS)...........................................  $    4,375   $       (52)  $    48,107
                                                              ==========   ===========   ===========
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................  $     0.97   $        --   $      1.41
                                                              ==========   ===========   ===========
  Diluted...................................................  $     0.97   $        --   $      1.39
                                                              ==========   ===========   ===========
SHARES USED IN THE COMPUTATION OF EARNINGS (LOSS) PER SHARE:
  Basic.....................................................   4,492,039    19,753,060    34,200,532
                                                              ==========   ===========   ===========
  Diluted...................................................   4,492,039    19,753,060    34,613,644
                                                              ==========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (SEE NOTE 1)

                                                                  RESTRICTED
                                           COMMON STOCK          COMMON STOCK      ADDITIONAL                  TOTAL
                                        -------------------   ------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                          SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS      EQUITY
                                        ----------   ------   ---------   ------   ----------   --------   -------------
BALANCE, December 31, 1996............   4,492,039    $ 45           --    $--      $    887    $ 7,774      $  8,706
  Net income..........................          --      --           --     --            --      3,735         3,735
  Adjustment for change in fiscal year
    of pooled company.................          --      --           --     --            --        195           195
                                        ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 1997...........   4,492,039      45           --     --           887     11,704        12,636
  Non-cash non-recurring compensation
    charge............................          --      --           --     --        17,036         --        17,036
  Initial public offering of stock....   8,050,000      80           --     --        91,433         --        91,513
  Issuance of stock for
    acquisitions......................  15,563,324     156    2,655,709     27       199,920         --       200,103
  Distribution to accounting
    acquirer..........................          --      --           --     --       (17,626)      (906)      (18,532)
  Net loss............................          --      --           --     --            --        (52)          (52)
                                        ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 1998...........  28,105,363     281    2,655,709     27       291,650     10,746       302,704
  Issuance of stock for
    acquisitions......................   7,755,586      78           --     --       115,074         --       115,152
  Exercise of stock options...........     124,889       1           --     --         1,202         --         1,203
  Net income..........................          --      --           --     --            --     48,107        48,107
                                        ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 1999...........  35,985,838    $360    2,655,709    $27      $407,926    $58,853      $467,166
                                        ==========    ====    =========    ===      ========    =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (SEE NOTE 1)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1997       1998        1999
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  4,375   $     (52)  $  48,107
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Non-cash non-recurring compensation charge..............        --      17,036          --
    Depreciation and amortization...........................       398       5,557      16,947
    Gain on sale of property and equipment..................      (140)       (177)       (198)
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable, net...........................    (3,886)    (20,000)    (53,585)
         Inventories........................................    (1,409)        631        (472)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................      (841)     (2,013)    (12,656)
         Prepaid expenses and other current assets..........      (286)      1,603      (2,333)
      Increase (decrease) in:
         Accounts payable and accrued expenses..............     2,379      (1,063)      6,585
         Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................      (747)      4,838      (1,575)
         Other current liabilities..........................       272         (66)     (8,829)
         Other, net.........................................       210       3,558       1,001
                                                              --------   ---------   ---------
    Net cash provided by (used in) operating activities.....       325       9,852      (7,008)
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        84         702         753
  Additions of property and equipment.......................      (997)     (4,352)    (12,888)
  Purchase of businesses, net of cash acquired..............      (100)   (128,735)   (106,476)
  Collections of notes receivable...........................        77         475          --
  Other, net................................................        21          --          --
                                                              --------   ---------   ---------
    Net cash used in investing activities...................      (915)   (131,910)   (118,611)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................    10,979     108,026     270,388
  Payments of long-term debt................................   (11,545)    (47,778)   (152,070)
  Distributions to stockholders.............................        --     (17,758)         --
  Payments for debt issuance costs..........................        --      (1,516)     (5,554)
  Proceeds from exercise of stock options...................        --          --       1,203
  Proceeds from initial public offering.....................        --      91,513          --
                                                              --------   ---------   ---------
    Net cash provided by (used in) financing activities.....      (566)    132,487     113,967
                                                              --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH.............................    (1,156)     10,429     (11,652)
CASH AND CASH EQUIVALENTS, beginning of period..............     5,310       4,154      14,583
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $  4,154   $  14,583   $   2,931
                                                              ========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $    193   $     755   $  11,432
    Income taxes............................................     2,571      10,779      38,214
  Non-cash property distribution............................        --         774          --

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION AND BASIS OF PRESENTATION:

    Integrated Electrical Services, Inc. (the "Company" or "IES"), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical and cabling contracting and maintenance services, focusing primarily on the commercial, industrial, residential, power line and information technology markets.

    On January 30, 1998, concurrent with the closing of its initial public offering (the "IPO" or "Offering") of common stock, IES acquired, in separate transactions, for consideration including $53.4 million of cash and 12.3 million shares of common stock, 16 companies and related entities engaged in all facets of electrical contracting and maintenance services (collectively, the "Founding Companies" or the "Founding Company Acquisitions"). Subsequent to its IPO, and through September 30, 1999, the Company acquired 62 additional electrical contracting and maintenance businesses for approximately $199.5 million of cash and 14.1 million shares of common stock (the "Acquired Companies"). Of these 62 Acquired Companies, 61 were accounted for using the purchase method of accounting and one was accounted for using the pooling-of-interests method of accounting resulting in a restatement of the Company's financial statements for all periods presented (see Note 3).

    The financial statements of the Company for periods prior to January 30, 1998, reflect the historical accounts of Houston-Stafford as the accounting acquirer as restated for the effect of an acquisition accounted for as a pooling-of-interests transaction in June 1998. The Founding Companies and IES are included in the Company's results of operations beginning February 1, 1998, and the other Acquired Companies beginning on their respective dates of acquisition. The $18.5 million of distributions to the accounting acquirer includes $17.8 million of the $53.4 million of cash consideration described above. Houston-Stafford's results of operations through January 30, 1998, include a non-cash, non-recurring compensation charge of approximately $17.0 million required by the Securities and Exchange Commission in connection with a note receivable and rights held by an officer of Houston-Stafford which were exchanged for cash and shares of IES common stock in connection with the Founding Company Acquisitions (see Note 11).

    In the course of managing its operations, the Company is subject to certain risk factors, including but not limited to: limited history of combined operations history, exposure to downturns in commercial construction or housing starts, risks related to its acquisition strategy, management of growth, availability of qualified employees, competition, seasonality, risks associated with contract performance, recoverability of goodwill, dependence on key management personnel and Year 2000 risks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of IES and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

    Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market generally using the first-in, first-out (FIFO) method.

  Property and Equipment

    Additions of property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES approximately $391,000, $2,148,000 and $6,728,000 for the years ended September 30, 1997, 1998 and 1999, respectively.

    Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

  Goodwill

    Goodwill represents the excess of the aggregate of purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of September 30, 1998 and 1999, accumulated amortization was approximately $3,245,000 and $12,550,000, respectively.

    The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

  Debt Issue Costs

    Debt issue costs related to the Company's credit facility (see Note 6) and its 9 3/8% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes") are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 1998 and 1999, accumulated amortization of debt issue costs were approximately $197,000 and $1,061,000, respectively.

  Revenue Recognition

    The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method generally measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

    The balances billed but not paid by customers pursuant to retainage provisions in construction contracts is generally due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

    The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

  Warranty Costs

    For certain contracts, the Company warrants labor for the first year after installation of new electrical systems. The Company generally warrants labor for 30 days after servicing of existing electrical systems. An allowance for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Accounts Receivable and Allowance for Doubtful Accounts

    The Company provides an allowance for doubtful accounts for unknown collection issues in addition to reserves for specific accounts receivable where collection is no longer probable.

  Income Taxes

    The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

    The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. The acquired businesses file "short period" federal income tax returns for the period from their last fiscal year through their respective acquisition dates.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See the "Revenue Recognition" section of this footnote for a discussion of certain estimates reflected in the Company's financial statements.

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

  Subsidiary Guaranties

    All of the Company's operating income and cash flow is generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding Senior Subordinated Notes. The separate financial statements of the subsidiary guarantors are not included herein because (i) the Company is a holding company with no material assets or operations other than its ownership of its subsidiaries; (ii) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (iii) the subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; (iv) the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material. Under the terms of the Senior Subordinated Notes, any loans between the subsidiary guarantors and the Company must be subordinated to the Company's senior debt.

  Earnings per Share

    The Company applies SFAS No. 128, "Earning Per Share," which requires the presentation of earnings per weighted average outstanding share ("basic") and earnings per share including potentially dilutive securities such as outstanding options ("diluted").

    For financial statement purposes as required by the rules and regulations of the Securities Act, Houston-Stafford was identified as the accounting acquirer in the transaction with IES and its IPO. As such the shares of IES beneficially owned by the shareholders of Houston-Stafford and the shares issued in the pooling transaction

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES have been used in the calculation of basic and diluted earnings per share of the Company, for all periods prior to the IPO.

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three years ended September 30, 1997, 1998 and 1999 (in thousands, except share information):

                                                              YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------
                                                          1997         1998          1999
                                                       ----------   -----------   -----------
Numerator:
  Net income (loss)..................................  $    4,375   $       (52)  $    48,107
Denominator:
  Weighted average common shares outstanding --
    basic............................................   4,492,039    19,753,060    34,200,532
  Effect of dilutive stock options...................          --            --       413,112
                                                       ----------   -----------   -----------
  Weighted average common shares outstanding --
    diluted..........................................   4,492,039    19,753,060    34,613,644
                                                       ==========   ===========   ===========
Earnings (loss) per share:
  Basic..............................................  $     0.97   $        --   $      1.41
  Diluted............................................  $     0.97   $        --   $      1.39

    Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss for a period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earnings per share was 0.4 million for the year ended September 30, 1998 due to the net loss for the period. For the year ended September 30, 1999, 1.0 million exercisable stock options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

  New Accounting Pronouncements

    In the first quarter of 1999 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by stockholders and distributions to stockholders. For the three years ended September 30, 1999, there are no material differences between the Company's historical net income and comprehensive income.

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date FASB Statement No. 133," SFAS No. 133 becomes effective for the Company for its year ended September 30, 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

3. BUSINESS COMBINATIONS:

  Purchases

    Subsequent to the IPO, and through September 30, 1998, IES acquired 20 of the Acquired Companies in transactions accounted for as purchases. The total consideration paid in these transactions was approximately $93.0 million in cash, and 5.2 million shares of Common Stock.

    During 1999, the Company acquired 41 of the Acquired Companies in transactions accounted for as purchases. The total consideration paid in transactions was approximately $106.5 million in cash, and 7.8 million shares of Common Stock. The accompanying September 30, 1999, consolidated balance sheet includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value which are subject to final adjustment during the first year of ownership.

    In connection with the acquisitions discussed above and the Founding Company acquisitions, goodwill was determined as follows for 1998 and 1999 (in thousands):

                                                                1998        1999
                                                              ---------   --------
Fair value of assets acquired, net of cash acquired.........  $ 143,204   $115,645
Liabilities assumed.........................................   (110,677)   (77,641)
                                                              ---------   --------
  Net assets acquired, net of cash..........................     32,527     38,004
                                                              ---------   --------
Cash paid, net of cash acquired.............................    128,735    106,476
Issuance of common stock....................................    200,103    115,152
                                                              ---------   --------
  Total consideration paid..................................    328,838    221,628
                                                              ---------   --------
Goodwill....................................................  $ 296,311   $183,624
                                                              =========   ========

  Pro Forma Presentation

    The unaudited pro forma data presented below reflect the results of operations of the Company, the Founding Companies and the Acquired Companies acquired during fiscal 1998 and 1999, and the IPO, assuming the transactions were completed on October 1, 1997 (in thousands, except per share amounts):

                                                                    YEAR ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Revenues....................................................  $1,158,094   $1,269,083
                                                              ==========   ==========
Net income..................................................  $   53,542   $   55,846
                                                              ==========   ==========
Basic earnings per share....................................  $     1.39   $     1.45
                                                              ==========   ==========
Diluted earnings per share..................................  $     1.37   $     1.43
                                                              ==========   ==========

    The unaudited pro forma data summarized above also includes pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, reversal of the $17.0 million non-cash, non-recurring compensation charge (see Note 1), estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income, and additional income tax expense based on the Company's current effective tax rate.

    The unaudited pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on October 1, 1997 and are not necessarily representative of the Company's results of operations for any future period.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Pooling

    On June 1, 1998, IES completed the acquisition of all the capital stock of H.R. Allen, Inc. ("Allen"), in a business combination accounted for as a pooling-of-interests transaction in accordance with the requirements of Accounting Principles Board Opinion No. 16. Allen, headquartered in Charleston, South Carolina, provides electrical contracting and maintenance services. IES issued 1,140,000 shares of Common Stock in exchange for all of the capital stock of Allen. There were no transactions between IES or Allen during periods prior to the business combination.

    The following table summarizes the unaudited restated revenues, net income and per share data of the Company after giving effect to the acquisition of Allen (in thousands, except per share data):

                                                                   YEAR ENDED
                                                               SEPTEMBER 30, 1997
                                                              ---------------------
                                                              REVENUES   NET INCOME
                                                              --------   ----------
Revenues and net income:
  As previously reported....................................  $ 81,575     $3,316
  Pooled Company............................................    35,536      1,059
                                                              --------     ------
  As restated...............................................  $117,111     $4,375
                                                              ========     ======
Earnings per share:
  As previously reported....................................               $  .99
  Pooled Company............................................                 (.02)
                                                                           ------
  As restated...............................................               $  .97
                                                                           ======

    The unaudited revenues and net income of Allen for the pre-combination period in 1998 were $20.5 million and $1.3 million, respectively.

4. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                              ESTIMATED       SEPTEMBER 30,
                                                             USEFUL LIVES   ------------------
                                                               IN YEARS      1998       1999
                                                             ------------   -------   --------
Land.......................................................       N/A       $ 1,523   $  2,586
Buildings..................................................      5-32           585      2,353
Transportation equipment...................................       3-5        12,692     23,212
Machinery and equipment....................................      3-10         9,926     21,807
Leasehold improvements.....................................      5-32         2,888      5,843
Furniture and fixtures.....................................       5-7         3,170      5,330
                                                                            -------   --------
                                                                             30,784     61,131
Less -- Accumulated depreciation and amortization..........                  (7,348)   (13,763)
                                                                            -------   --------
         Property and equipment, net.......................                 $23,436   $ 47,368
                                                                            =======   ========

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

    Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Balance, beginning of period................................  $  537   $4,160
  Additions from the Acquired Companies (except Allen)......   3,534    1,169
  Provision for uncollectible amounts.......................     261      871
  Uncollectible receivables written off, net of
    recoveries..............................................    (172)    (491)
                                                              ------   ------
Balance at end of period....................................  $4,160   $5,709
                                                              ======   ======

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Accounts payable, trade.....................................  $40,913   $ 68,665
Accrued compensation and benefits...........................    8,536     24,546
Other accrued liabilities...................................   19,776     22,910
                                                              -------   --------
                                                              $69,225   $116,121
                                                              =======   ========

    Contracts in progress are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998       1999
                                                              --------   ---------
Costs incurred on contracts in progress.....................  $399,797   $ 689,132
Estimated earnings..........................................    85,682     149,548
                                                              --------   ---------
                                                               485,479     838,680
Less -- Billings to date....................................  (500,784)   (835,595)
                                                              --------   ---------
                                                              $(15,305)  $   3,085
                                                              ========   =========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $ 12,502   $  40,592
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts..................................   (27,807)    (37,507)
                                                              --------   ---------
                                                              $(15,305)  $   3,085
                                                              ========   =========

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

6. DEBT:

    Debt consists of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Secured credit facility with a bank group, due July 30,
2001, at a weighted average interest rate of 6.65%..........  $89,500   $ 76,980
Note payable to an officer, dated January 1998, payable on
  demand, including interest at 7%..........................    3,149         --
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9 3/8% with an effective interest rate of
  9 1/2%....................................................       --    150,000
Various capital lease obligations...........................      941        405
Other notes payable.........................................      587      2,159
                                                              -------   --------
                                                               94,177    229,544
Less -- short-term debt and current maturities of long-term
  debt......................................................   (3,823)    (1,444)
Less -- unamortized discount on Senior Subordinated Notes...       --     (1,151)
                                                              -------   --------
         Total long-term debt...............................  $90,354   $226,949
                                                              =======   ========

    Principal payments due on long-term debt at September 30, are as follows (in thousands):

2000........................................................  $  1,444
2001........................................................    77,787
2002........................................................       181
2003........................................................        41
2004........................................................        30
Thereafter..................................................   150,061
                                                              --------
         Total..............................................  $229,544
                                                              ========

  Credit Facility

    In January 1998, the Company obtained a three-year revolving Credit Facility of up to $65.0 million (the "Credit Facility") from a commercial bank to be used for working capital, capital expenditures, acquisitions and other corporate purposes. In July 1998, the Company increased the Credit Facility to $175.0 million. The Credit Facility matures July 30, 2001. Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.0 percent to 2.0 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate and (ii) the Federal funds rate plus 0.5 percent plus up to an additional 0.5 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of
0.25 percent to 0.375 percent, as determined by the ratio of the Company's total funded debt to EBITDA, will be due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements and maintenance of a total consolidated funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the financial covenants at September 30, 1999. As of September 30, 1999, the Company had outstanding indebtedness of $77.0 million under its Credit Facility, letters of credit outstanding under its Credit Facility of $2.2 million, and available borrowing capacity under its Credit Facility of $95.8 million.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Senior Subordinated Notes

    In January, 1999, the Company completed its offering of $150.0 million Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company began paying interest semi-annually beginning on August 1, 1999. The Senior Subordinated Notes are unsecured senior obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on the same basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

7. LEASES:

    The Company leases various operating facilities, under noncancelable operating leases. For a discussion of leases with certain related parties see
Note 11.

    Future minimum lease payments under these noncancelable operating leases with terms exceeding one year are as follows (in thousands):

YEAR ENDED SEPTEMBER 30,
2000........................................................   $ 5,301
2001........................................................     4,858
2002........................................................     4,347
2003........................................................     3,243
2004........................................................     2,043
Thereafter..................................................     3,187
                                                               -------
                                                               $22,979
                                                               =======

    Rental expense for the years ended September 30, 1997, 1998 and 1999, was approximately $206,000, $2,033,000 and $4,849,000, respectively.

8. INCOME TAXES:

    Federal and state income tax provisions are as follows (in thousands):

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1997     1998      1999
                                                              ------   -------   -------
Federal:
  Current...................................................  $2,691   $11,952   $33,317
  Deferred..................................................    (149)     (712)   (2,558)
State:
  Current...................................................     400     1,616     4,819
  Deferred..................................................     (19)     (166)     (230)
                                                              ------   -------   -------
                                                              $2,923   $12,690   $35,348
                                                              ======   =======   =======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1997     1998      1999
                                                              ------   -------   -------
Provision at the statutory rate.............................  $2,554   $ 4,423   $29,209
Increase resulting from:
  Non-deductible expenses --
    Non-cash, non-recurring compensation charge.............      --     5,963        --
    Goodwill amortization...................................      --     1,103     2,838
  State income taxes, net of benefit for federal
    deduction...............................................     219       942     2,983
  Other.....................................................     150       259       318
                                                              ------   -------   -------
                                                              $2,923   $12,690   $35,348
                                                              ======   =======   =======

    Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Deferred income tax assets:
  Allowance for doubtful accounts...........................  $ 1,029   $  2,028
  Inventory.................................................      240        179
  Accrued expenses..........................................    1,758      7,944
  Other.....................................................      521      1,528
                                                              -------   --------
         Total deferred income tax assets...................    3,548     11,679
                                                              -------   --------
Deferred income tax liabilities:
  Property, equipment and goodwill..........................   (1,438)    (4,783)
  Deferred contract revenue and other.......................   (3,089)    (6,625)
                                                              -------   --------
         Total deferred income tax liabilities..............   (4,527)   (11,408)
                                                              -------   --------
         Net deferred income tax assets (liabilities).......  $  (979)  $    271
                                                              =======   ========

    The net deferred income tax assets and liabilities are comprised of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Current deferred income taxes:
  Asset.....................................................  $ 3,038   $10,186
  Liability.................................................   (2,712)   (5,198)
                                                              -------   -------
                                                                  326     4,988
                                                              -------   -------
Long-term deferred income taxes:
  Asset.....................................................  $   509   $ 1,493
  Liability.................................................   (1,814)   (6,210)
                                                              -------   -------
                                                               (1,305)   (4,717)
                                                              -------   -------
         Net deferred income tax assets (liabilities).......  $  (979)  $   271
                                                              =======   =======

9. OPERATING SEGMENTS:

    The Company operates in one reportable segment as a specialty contractor. The Company provides electrical and cabling contracting and maintenance services to the commercial, industrial, residential, service,

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES power line and information technology markets. Services to each of these markets are provided by various of the Company's subsidiaries. The Company has not disaggregated the services into more than one segment because the chief operating decision maker analyzes the Company as an electrical contracting and cabling business and operating statistics are prepared considering the Company as one segment. The following table presents revenues derived from each of the services noted above (in thousands):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1997       1998        1999
                                                             --------   --------   ----------
Commercial.................................................  $ 35,536   $193,361   $  464,181
Industrial.................................................        --     61,875      252,159
Residential................................................    81,575     96,680      175,978
Service....................................................        --     34,805       69,370
Power Line.................................................        --         --       38,922
Information Technology.....................................        --         --       35,278
                                                             --------   --------   ----------
         Total revenues....................................  $117,111   $386,721   $1,035,888
                                                             ========   ========   ==========

    The Company does not have operations or long-lived assets in countries outside of the United States.

10. STOCKHOLDERS' EQUITY:

  Restricted Common Stock

    The shares of restricted common stock have rights similar to shares of common stock except that such shares are entitled to elect one member of the board of directors and to not otherwise vote with respect to the election of directors and are entitled to one-half of one vote for each share held on all other matters. Each share of restricted common stock will convert into one share of common stock upon disposition by the holder of such shares.

  Stock Plan

    In September 1997, the Company's board of directors and stockholders approved the Company's 1997 Stock Plan (the "Plan"), which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the Plan is the greater of 3.5 million shares or 15 percent of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the compensation committee of the Company's board of directors. The Company has filed a registration statement on Form S-8 under the Securities Act of 1933 registering the issuance of shares upon exercise of options granted under this Plan. Options generally vest at the rate of either 20 or 33 percent per year, commencing on the first anniversary of the grant date and will expire 10 years from the date of grant, three months following termination of employment by means other than death or disability, or one year following termination of employment due to either death or disability.

  Director's Stock Plan

    In September 1997, the Company's board of directors and stockholders approved the 1997 Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options to nonemployee directors. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. Each nonemployee director is granted options to purchase an additional 5,000 shares at the time of an initial election of such director. In addition, each director will be automatically granted options to purchase 5,000 shares annually at each September 30 on which such director remains a director. All options have an exercise price based on the fair market value at the date of grant and vesting terms similar to options granted under the Plan discussed above.

    The Directors' Plan allows nonemployee directors to receive additional option grants in amounts and at terms as deemed appropriate by the Company's board of directors.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    As of September 30, 1999, the Company had total outstanding options under these plans to purchase up to a total of approximately 3,750,457 shares of common stock.

    The following table summarizes activity under the Company's stock option plans:

                                                                          WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Outstanding, September 30, 1997.............................         --            --
  Granted (range of exercise prices, $7.80 to $22.125)......  3,464,014        $13.99
  Forfeited (range of exercise prices, $13.00 to $22.125)...   (225,063)        13.14
                                                              ---------        ------
Outstanding, September 30, 1998.............................  3,238,951         13.48
  Granted (range of exercise prices, $13.125 to $21.9375)...  1,248,125         16.93
  Exercised (range of exercise prices, $7.80 to $13.00).....   (316,312)         9.55
  Forfeited (range of exercise prices, $13.00 to $22.125)...   (420,307)        15.20
                                                              ---------        ------
Outstanding, September 30, 1999.............................  3,750,457        $14.81
                                                              =========        ======
Exercisable, September 30, 1999.............................    759,656        $14.17
                                                              =========        ======

    Unexercised options expire at various dates from September 4, 2007 through September 30, 2009.

    The Company follows APB No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense is not recorded for stock options issued to employees if the exercise price of the option is equal to the market price of the stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that if a company does not record compensation expense for stock options issued to employees pursuant to APB No. 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant had been recorded as an expense. The following compares the Company's reported income and earnings per share to pro forma estimates of these amounts assuming that the Company had expensed the estimated fair value (using the Black-Scholes option pricing model) of options provided to its employees over the applicable vesting period.

                                                                                YEAR ENDED
                                                                               SEPTEMBER 30,
                                                                             -----------------
                                                                              1998      1999
                                                                             -------   -------
Net income (loss)                     As reported.........................   $   (52)  $48,107
                                      Pro forma for SFAS No. 123..........   $(2,173)  $42,720
Basic earnings (loss) per share       As reported.........................   $    --   $  1.41
                                      Pro forma for SFAS No. 123..........   $ (0.11)  $  1.25
Diluted earnings (loss) per share     As reported.........................   $    --   $  1.39
                                      Pro forma for SFAS No. 123..........   $ (0.11)  $  1.23

    The effects of applying SFAS No. 123 in the above pro forma disclosure may not be indicative of future amounts since additional future awards are anticipated and the Black-Scholes option pricing model involves subjective assumptions which may vary materially as a result of actual events.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following subjective assumptions:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Expected dividend yield.....................................     0.00%      0.00%
Expected stock price volatility.............................    53.20%     52.23%
Weighted average risk free interest rate....................     5.55%      5.24%
Expected life of options....................................   6 years    6 years

    Options outstanding at September 30, 1999, had exercise prices ranging from $7.80 to $22.125, a weighted average remaining contractual life of 8.7 years and a weighted average fair value of $9.45 per option.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

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

11. RELATED-PARTY TRANSACTIONS:

    The Company has transactions in the normal course of business with certain affiliated parties. Amounts due from related parties at September 30, 1998 and 1999 were $242,000 and $220,000, respectively. Certain of the Founding and Acquired Companies have entered into a number of lease arrangements with their former owners for facilities used in their operations. These lease agreements are for periods generally ranging from three to five years and are on terms considered to be comparable to non-related party leases. Lease payments for the years ended September 30, 1997, 1998 and 1999 were $216,000, $1,648,000, and
$2,850,000 respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in note 7.

    In August 1996, the Company agreed to purchase the stock of an officer for a selling price of $800,000. The Company signed an installment promissory note that provided for the payout of $800,000 over seven years at 8 percent interest, secured by the purchased stock. Subsequent to the August 1996 transaction, the executive remained an officer of the Company and was paid cash compensation of approximately $372,000 during the last four months of 1996 and approximately $252,000 during the first nine months of 1997. These amounts have been reflected as compensation expense in the accompanying income statements for the applicable periods. At the closing of the IPO, the officer exchanged the promissory note for cash and shares of IES Common Stock. In connection therewith, the Company recorded a non-cash, non-recurring compensation charge of approximately $17.0 million, representing the difference in the carrying amount of the note and the consideration paid.

12. EMPLOYEE BENEFIT PLANS:

    In November 1998, the Company established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). All IES employees are eligible to participate subsequent to completing six months of service and attaining age twenty-one. The Company provides a discretionary matching of employee contributions. Participants become vested in Company matching contributions following three years of service.

    Certain subsidiaries of the Company do not participate in the 401(k) Plan, but instead provide various defined contribution savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after eight years. Certain plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary board of directors.

    The aggregate contributions to the 401(k) Plan and the Plans were $100,000, $1,127,000 and $1,460,000 for the years ended September 30, 1997, 1998 and 1999, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, the Credit Facility, the Senior Subordinated Notes and long-term debt. The Company's Senior Subordinated Notes have a face value of $150.0 million and a fair value of $147.0 million. This difference is primarily related to increases in prevailing market interest rates. Other than the Senior Subordinated Notes, the Company believes that the carrying value of its other instruments on the accompanying consolidated balance sheets approximates their fair value.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

14. COMMITMENTS AND CONTINGENCIES:

  Litigation

    The Company and its subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

  Insurance

    The Company carries a broad range of insurance coverage, including business auto liability, general liability, commercial property, workers' compensation and general umbrella policy. The Company has not incurred significant uninsured losses on any of these items.

15. RISK CONCENTRATION:

    Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company grants credit, generally without collateral, to its customers, which are generally contractors and home builders throughout the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States within the construction and home-building market. However, the Company generally is entitled to payment for work performed and has certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize any potential credit risk.

    The Company routinely maintains cash balances in financial institutions in excess of federally insured limits.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    Quarterly financial information for the years ended September 30, 1998 and 1999 are summarized as follows (in thousands, except per share data):

                                             FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                          ------------------------------------------
                                          DECEMBER    MARCH       JUNE     SEPTEMBER
                                          QUARTER    QUARTER    QUARTER     QUARTER
                                          --------   --------   --------   ---------
Revenues................................  $31,799    $ 72,534   $115,287   $167,101
Gross profit............................  $ 6,537    $ 15,670   $ 23,993   $ 34,469
Non-cash, non-recurring compensation
  charge................................  $    --    $ 17,036   $     --   $     --
Net income (loss).......................  $  (681)   $(13,842)  $  6,381   $  8,090
Earnings (loss) per share:
  Basic.................................  $  (.15)   $   (.76)  $    .24   $    .28
  Diluted...............................  $  (.15)   $   (.76)  $    .24   $    .28

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    The quarterly information for the fiscal year ended September 30, 1998, has been restated to include the results of operations of Allen.

                                            FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                         ------------------------------------------
                                         DECEMBER    MARCH       JUNE     SEPTEMBER
                                         QUARTER    QUARTER    QUARTER     QUARTER
                                         --------   --------   --------   ---------
Revenues...............................  $197,712   $215,692   $279,742   $342,742
Gross profit...........................  $ 40,967   $ 45,503   $ 61,878   $ 70,825
Net income.............................  $  9,092   $  9,740   $ 13,645   $ 15,630
Earnings per share:
  Basic................................  $    .29   $    .30   $    .39   $    .41
  Diluted..............................  $    .29   $    .30   $    .39   $    .41

    The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

17. SUBSEQUENT EVENTS:

    Subsequent to September 30, 1999, and through November 9, 1999, the Company acquired two companies for an aggregate consideration of approximately 0.7 million shares of common stock and $10.9 million in cash, net of cash acquired. The cash portion of such consideration was provided by borrowings under the Company's credit facility and cash on hand.

18. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED):

    Subsequent to November 9, 1999, and through December 14, 1999, the Company acquired one company for consideration of approximately 0.1 million shares of common stock and $1.0 million in cash, net of cash acquired. The cash portion of such consideration was provided by cash on hand.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The other information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than January 28, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation or the Performance Graph which are contained in the Proxy Statement, but expressly not incorporated herein.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

        See Index to Financial Statements under Item 8 of this report.

    (b) Reports on Form 8-K.

        A report on Form 8-K was filed with the SEC on July 27, 1999, in connection with the acquisition by the Company of a business.

        A report on Form 8-K was filed with the SEC on September 24, 1999, in connection with the acquisition by the Company of a business.

    (c) Exhibits.

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
           3.1           -- Amended and Restated Certificate of Incorporation as
                            amended. (Incorporated by reference to 3.1 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
          *3.2           -- Bylaws, as amended.
           4.1           -- Specimen Common Stock Certificate. (Incorporated by
                            reference to 4.1 to the Registration Statement on Form
                            S-1 (File No. 333-38715) of the Company)

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
           4.2           -- Indenture, dated January 28, 1999, by and among
                            Integrated Electrical Services, Inc. and the subsidiaries
                            named therein and State Street Bank and Trust Company
                            covering up to $150,000,000 9 3/8% Senior Subordinated
                            Notes due 2009. (Incorporated by reference to Exhibit 4.2
                            to Post-Effective Amendment No. 3 to the Registration
                            Statement on Form S-4 (File No. 333-50031) of the
                            Company)
          10.1           -- Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File
                            No. 333-38715) of the Company)
          10.2           -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to 10.2 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
          10.3           -- Integrated Electrical Services, Inc. 1997 Stock Plan.
                            (Incorporated by reference to 10.3 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
          10.4           -- Integrated Electrical Services, Inc. 1997 Directors Stock
                            Plan. (Incorporated by reference to 10.4 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
          10.5           -- Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank
                            of Texas, N.A., including Guaranty, Pledge Agreement,
                            Security Agreement, form of promissory note, and form of
                            swing line note. (Incorporated by reference to Exhibit
                            10.5 to Post-Effective Amendment No. 1 to the
                            Registration Statement on Form S-4 (File No. 333-50031)
                            of the Company)
          10.6           -- Amendment No. 1 dated September 30, 1998, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K/A for the year
                            ended September 30, 1998)
          10.7           -- Amendment No. 2 dated January 18, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.7 to
                            Post-Effective Amendment No. 2 to the Registration
                            Statement on Form S-1 (Reg. No. 333-50031) of the
                            Company)
          10.8           -- Amendment No. 3 dated August 19, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A.
         *10.9           -- Transfer Restriction Agreements dated as September 30,
                            1999.
         *21.1           -- List of Subsidiaries.
         *23.1           -- Consent of Arthur Andersen LLP.
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 1999.

                                            INTEGRATED ELECTRICAL SERVICES, INC.

                                            By:      /s/ JIM P. WISE
                                             -----------------------------------
                                                         Jim P. Wise
                                                   Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 1999.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                   /s/ JIM P. WISE                      Chief Executive Officer and Director
-----------------------------------------------------
                     Jim P. Wise

               /s/ STANLEY H. FLORANCE                  Chief Financial Officer
-----------------------------------------------------
                 Stanley H. Florance

                /s/ DONALD PAUL HODEL                   Director
-----------------------------------------------------
                  Donald Paul Hodel

                 /s/ JERRY M. MILLS                     Director
-----------------------------------------------------
                   Jerry M. Mills

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

                   /s/ JON POLLOCK                      Vice Chairman of the Board of Directors
-----------------------------------------------------
                     Jon Pollock

                /s/ ALAN R. SIELBECK                    Director
-----------------------------------------------------
                  Alan R. Sielbeck

                 /s/ C. BYRON SNYDER                    Chairman of the Board of Directors
-----------------------------------------------------
                   C. Byron Snyder

                 /s/ ROBERT STALVEY                     Director
-----------------------------------------------------
                   Robert Stalvey

                /s/ RICHARD L. TUCKER                   Director
-----------------------------------------------------
                  Richard L. Tucker

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                    /s/ BOB WEIK                        Director
-----------------------------------------------------
                      Bob Weik

               /s/ NEIL DEPASCAL, JR.                   Vice President and Chief Accounting Officer
-----------------------------------------------------
                 Neil DePascal, Jr.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
           3.1           -- Amended and Restated Certificate of Incorporation as
                            amended. (Incorporated by reference to 3.1 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
          *3.2           -- Bylaws, as amended.
           4.1           -- Specimen Common Stock Certificate. (Incorporated by
                            reference to 4.1 to the Registration Statement on Form
                            S-1 (File No. 333-38715) of the Company)
           4.2           -- Indenture, dated January 28, 1999, by and among
                            Integrated Electrical Services, Inc. and the subsidiaries
                            named therein and State Street Bank and Trust Company
                            covering up to $150,000,000 9 3/8% Senior Subordinated
                            Notes due 2009. (Incorporated by reference to Exhibit 4.2
                            to Post-Effective Amendment No. 3 to the Registration
                            Statement on Form S-4 (File No. 333-50031) of the
                            Company)
          10.1           -- Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File
                            No. 333-38715) of the Company)
          10.2           -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to 10.2 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
          10.3           -- Integrated Electrical Services, Inc. 1997 Stock Plan.
                            (Incorporated by reference to 10.3 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
          10.4           -- Integrated Electrical Services, Inc. 1997 Directors Stock
                            Plan. (Incorporated by reference to 10.4 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
          10.5           -- Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank
                            of Texas, N.A., including Guaranty, Pledge Agreement,
                            Security Agreement, form of promissory note, and form of
                            swing line note. (Incorporated by reference to Exhibit
                            10.5 to Post-Effective Amendment No. 1 to the
                            Registration Statement on Form S-4 (File No. 333-50031)
                            of the Company)
          10.6           -- Amendment No. 1 dated September 30, 1998, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K/A for the year
                            ended September 30, 1998)
          10.7           -- Amendment No. 2 dated January 18, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.7 to
                            Post-Effective Amendment No. 2 to the Registration
                            Statement on Form S-1 (Reg. No. 333-50031) of the
                            Company)
          10.8           -- Amendment No. 3 dated August 19, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A.
         *10.9           -- Transfer Restriction Agreements dated as September 30,
                            1999.
         *21.1           -- List of Subsidiaries.
         *23.1           -- Consent of Arthur Andersen LLP.
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith.