Form 10-Q
period 1999-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2000-02-14
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of February 11, 2000, of the issuer's common stock was 37,723,580 and of the issuer's restricted voting common stock was 2,655,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                        ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1999....................................................................       1
         Consolidated Statements of Operations for the three months ended
              December 31, 1998 and 1999...........................................................       2
         Consolidated Statement of Stockholders' Equity for the three months ended
              December 31, 1999....................................................................       3
         Consolidated Statements of Cash Flows for the three months ended
              December 31, 1998 and 1999...........................................................       4
         Condensed Notes to Consolidated Financial Statements......................................       5

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      10

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      14

PART II. OTHER INFORMATION

     Item 6.          Exhibits and Reports on Form 8-K.............................................      15
     Signatures....................................................................................      16

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                  September 30,   December 31,
                                                                                       1999          1999
                                                                                  -------------   ------------
                                       ASSETS                                       (Audited)     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents .....................................................      $  2,931      $ 10,488
Accounts receivable:
    Trade, net of allowance of $5,709 and $6,268, respectively ................       222,824       224,299
    Retainage .................................................................        47,682        52,547
    Related parties ...........................................................           220           422
Inventories, net ..............................................................        12,793        14,466
Costs and estimated earnings in excess of billings on uncompleted contracts ...        40,592        39,958
Prepaid expenses and other current assets .....................................         7,640         8,339
                                                                                     --------      --------
    Total current assets ......................................................       334,682       350,519

PROPERTY AND EQUIPMENT, net ...................................................        47,368        58,097
GOODWILL, net .................................................................       467,385       503,874
OTHER NON-CURRENT ASSETS ......................................................         9,057         9,809
                                                                                     --------      --------
       Total assets ...........................................................      $858,492      $922,299
                                                                                     ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt ......................      $  1,444      $  1,275
Accounts payable and accrued expenses .........................................       116,188       112,545
Income taxes payable ..........................................................         3,971         4,365
Billings in excess of costs and estimated earnings on uncompleted contracts ...        37,507        41,495
                                                                                     --------      --------
    Total current liabilities .................................................       159,110       159,680

LONG-TERM BANK DEBT ...........................................................        76,980       119,510
OTHER LONG-TERM DEBT, net of current maturities ...............................         1,120         1,805
SENIOR SUBORDINATED NOTES, net of $1,151 and $1,133
    unamortized discount, respectively ........................................       148,849       148,867
OTHER NON-CURRENT LIABILITIES .................................................         5,267         5,603
                                                                                     --------      --------
       Total liabilities ......................................................       391,326       435,465
                                                                                     --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ............................................            --            --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       35,985,838 and 37,723,580 shares outstanding, respectively .............           360           377
    Restricted common stock, $.01 par value, 2,655,709 shares
    Authorized, issued and outstanding ........................................            27            27
    Additional paid-in capital ................................................       407,926       424,974
    Retained earnings .........................................................        58,853        61,456
                                                                                     --------      --------
       Total stockholders' equity .............................................       467,166       486,834
                                                                                     --------      --------
       Total liabilities and stockholders' equity .............................      $858,492      $922,299
                                                                                     ========      ========

  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       Three Months Ended December 31,
                                                       -------------------------------
                                                          1998                1999
                                                       ------------       ------------
                                                                 (Unaudited)
Revenues ........................................      $    197,712       $    335,191

Cost of services (including depreciation) .......           156,745            275,571
                                                       ------------       ------------

     Gross profit ...............................            40,967             59,620

Selling, general and administrative expenses ....            21,841             45,349
Goodwill amortization ...........................             1,848              3,461
                                                       ------------       ------------

     Income from operations .....................            17,278             10,810
                                                       ------------       ------------

Other (income)/expense:
     Interest expense, net ......................             1,544              5,190
     Gain on sale of assets .....................               (30)              (242)
     Other income, net ..........................               (28)              (359)
                                                       ------------       ------------
                                                              1,486              4,589
                                                       ------------       ------------
Income before income taxes ......................            15,792              6,221

Provision for income taxes ......................             6,700              3,618
                                                       ------------       ------------

Net income ......................................      $      9,092       $      2,603
                                                       ============       ============

Basic earnings per share ........................      $       0.29       $       0.07
                                                       ============       ============

Diluted earnings per share ......................      $       0.29       $       0.07
                                                       ============       ============

Shares used in the computation
     of earnings per share (Note 4)

     Basic ......................................        31,134,718         39,384,053
                                                       ============       ============

     Diluted ....................................        31,668,316         39,516,627
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

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                    Common Stock      Restricted Common Stock    Additional
                                                 -------------------  -----------------------     Paid-In    Retained  Stockholders'
                                                  Shares         $        Shares        $         Capital    Earnings     Equity
                                                 ----------     ----     ---------     ---       ----------  --------  -------------
BALANCE, September 30, 1999 ................     35,985,838     $360     2,655,709     $27        $407,926   $58,853     $467,166

Issuance of stock for
    acquisitions (unaudited) ...............      1,737,522       17            --      --          17,045        --       17,062

Options exercised (unaudited) ..............            220       --            --      --               3        --            3

Net income (unaudited) .....................             --       --            --      --              --     2,603        2,603
                                                 ----------     ----     ---------     ---        --------   -------     --------
BALANCE, December 31, 1999  (unaudited) ....     37,723,580     $377     2,655,709     $27        $424,974   $61,456     $486,834
                                                 ==========     ====     =========     ===        ========   =======     ========


  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Three Months Ended
                                                                              December 31,
                                                                         ----------------------
                                                                           1998          1999
                                                                         --------      --------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................................     $  9,092      $  2,603
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization .............................        3,061         6,098
         Gain on sale of property and equipment ....................          (30)         (242)
         Non-cash compensation expense .............................         --             308
         Changes in operating assets and liabilities
         (Increase) decrease in:
             Accounts receivable, net ..............................          552         8,994
             Inventories ...........................................         (445)         (590)
             Costs and estimated earnings recognized in
                  excess of billings on uncompleted contracts ......         (595)          407
             Prepaid expenses and other current assets .............          167          (587)
         Increase (decrease) in
             Accounts payable and accrued expenses .................       (3,227)      (13,335)
             Billings in excess of costs and estimated earnings
                  recognized on uncompleted contracts ..............       (3,387)          492
             Income taxes payable and other current liabilities ....       (4,060)          320
         Other, net ................................................         (240)            3
                                                                         --------      --------
     Net cash provided by operating activities .....................          888         4,471
                                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ..................       (7,451)      (32,181)
     Proceeds from sale of property and equipment ..................          129           426
     Additions to property and equipment ...........................       (1,976)       (7,789)
                                                                         --------      --------
     Net cash used in investing activities .........................       (9,298)      (39,544)
                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ....................................................       19,500        48,404
     Repayment of debt .............................................      (21,404)       (5,777)
     Other .........................................................         (225)            3
                                                                         --------      --------
     Net cash provided by (used in) financing activities ...........       (2,129)       42,630
                                                                         --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      (10,539)        7,557
CASH AND CASH EQUIVALENTS, beginning of period .....................       14,583         2,931
                                                                         --------      --------
CASH AND CASH EQUIVALENTS, end of period ...........................        4,044      $ 10,488
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
         Interest ..................................................     $  1,034      $  5,419
         Income taxes ..............................................     $  4,061      $  4,009


  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OVERVIEW

Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical contracting and maintenance services, focusing primarily on the commercial, industrial, residential, power line and information technology markets.

On January 30, 1998, concurrent with the closing of its initial public offering ("IPO" or "Offering") of common stock, IES acquired 16 companies and related entities providing electrical contracting and maintenance services (collectively, the "Founding Companies" or the "Founding Company Acquisitions"). Subsequent to its IPO, and through December 31, 1999, the Company has acquired 67 additional electrical contracting and maintenance businesses (the "Post IPO Acquisitions"). Of these "Post IPO Acquisitions", 66 were accounted for using the purchase method of accounting (the "Purchased Companies") and one was accounted for using the pooling-of-interests method of accounting (the "Pooled Company").

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

SUBSIDIARY GUARANTIES

All of the Company's operating income and cash flow is generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% Senior Subordinated Notes due 2009. The separate financial statements of the subsidiary guarantors are not included herein because (i) the Company is a holding company with no material assets or operations other than its ownership of its subsidiaries; (ii) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (iii) the subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iv) the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material. Under the terms of the Senior Subordinated Notes, any loans between the subsidiary guarantors and the Company must be subordinated to the Company's senior debt.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date FASB Statement No. 133," SFAS No. 133 becomes effective for the Company for its year ended September 30, 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. SAB No. 101 requires that revenue generally is realized or realizable when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company has not yet determined what impact the adoption of SAB No. 101 will have on its consolidated financial statements. The Company is required to adopt SAB No. 101 no later than the first quarterly filing of fiscal 2001.

2.       ACQUISITIONS

For the three months ended December 31, 1999, the Company completed 5 acquisitions accounted for as purchases. The total consideration paid in these transactions was approximately

$49.2 million, comprised of $32.2 million of cash, net of cash acquired and 1.7 million shares of common stock which exceeded the net tangible assets acquired by $40.0 million, which amount has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data for the Company and the above-mentioned acquisitions presented below assume that all acquisitions had occurred at the beginning of each period presented .

                                      Three Months Ended December 31,
                                      -------------------------------
                                           1998            1999
                                        -----------     -----------
                                    (in thousands, except per share data)
Revenues ..........................     $   323,798     $   350,553
Net income ........................     $    13,275     $     3,348

Basic earnings per share ..........     $      0.33     $      0.08
Diluted earnings per share ........     $      0.33     $      0.08

The unaudited pro forma data presented above also reflects pro forma adjustments to the results of the above-mentioned acquisitions primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income, and additional tax expense based on the Company's effective tax rate.

3.       LONG-TERM DEBT

Credit Facility

The Company has a $175.0 million revolving credit facility with Bank of America, N.A. as agent (the "Credit Facility"). The Credit Facility matures on July 30, 2001, and will be used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Credit Facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. As of December 31, 1999, the Company had outstanding indebtedness of $119.5 million under its Credit Facility, letters of credit outstanding of $2.2 million, and available capacity under the Credit Facility of $53.3 million. Availability of the Credit Facility is subject to customary drawing conditions. The Company was in compliance with its financial covenants at December 31, 1999.

Senior Subordinated Notes

In January, 1999, the Company issued $150.0 million of Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company began paying interest semi-annually beginning on August 1, 1999. The Notes are unsecured senior subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

4.       PER SHARE INFORMATION

Basic earnings per share calculations are based on the weighted average number of shares of common stock and restricted voting common stock outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and common equivalent shares from the assumed exercise of outstanding stock options.

As of December 31, 1999, the Company had outstanding options to purchase up to a total of approximately 4.7 million shares of Common Stock, of which 0.8 million shares were vested and exercisable, issued pursuant to the Company's stock option plans. The shares used to calculate the historical earnings per share for the periods presented are summarized as follows:

                                                                   Three Months Ended December 31,
                                                                   -------------------------------
                                                                         1998           1999
                                                                      ----------     ----------
Weighted average shares outstanding .............................     31,134,718     39,384,053
Effect of dilutive stock options and restricted stock awards ....        533,598        132,574
                                                                      ----------     ----------
                                                                      31,668,316     39,516,627
                                                                      ==========     ==========

For the three months ended December 31, 1998 and 1999, 0.2 million and 3.9 million, respectively, exercisable stock options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

5.       NON EXECUTIVE INCENTIVE COMPENSATION PLAN

In November 1999, the Board of Directors adopted the Nonexecutive Incentive Compensation Plan (the "NICP"). The NICP authorizes the Compensation Committee of the Board of Directors or the Board of Directors to grant eligible participants of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 2 million shares of Common Stock authorized for issuance under the NICP.

During December, 1999, the Company awarded 38,269 and 556,265 shares of common stock under its 1997 Stock Plan and its Nonexecutive Incentive Compensation Plan, respectively, to certain of its officers and employees. The awards vest in equal installments on May 31, 2000, and August 31, 2000, provided that the recipient is still employed by the Company. At the time of the awards, the market value of the awards was approximately $5.2 million. The Company is amortizing this amount to expense over the vesting period. During the quarter ended December 31, 1999, this expense totaled approximately $308,000.

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

7.       SUBSEQUENT EVENT

An Employee Stock Purchase Plan was approved by the stockholders of the Company in February 2000. The purpose of the Plan is to provide an incentive for employees of the Company and its subsidiaries to acquire an equity interest in the Company through the purchase of shares of the Company's Common Stock. The Plan is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the Plan will be construed in a manner consistent with the requirements of that section of the Code. The Plan will be administered by a committee appointed by the Board. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, our ability to integrate acquired companies and manage our growth, possible downturns in the level of construction activity in any region or regions, our ability to estimate bids and perform under fixed price contracts, fluctuations in operating results because of acquisitions and seasonality, national and regional industry and economic conditions, competition and other risks entailed in the operation and growth of existing and newly acquired businesses. The foregoing and other factors are discussed in our filings with the SEC including our Annual Report on Form 10-K for the year ended September 30, 1999.

Because of the significant effect of acquisitions on our results of operations, our historical results of operations and period-to-period comparisons are not indicative of future results and may not be meaningful. The integration of acquired electrical contracting and maintenance businesses and the addition of management personnel to support acquisitions may positively or negatively affect our results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

The following table presents selected unaudited historical financial information for the three months ended December 31, 1998 and 1999. The historical results of operations presented below include the results of operations of IES and the acquired companies beginning on their respective dates of acquisition.

                                                       Three Months Ended December 31,
                                                     -----------------------------------
                                                       1998      %        1999       %
                                                     --------   ----    ---------   ----
                                                          (dollars in millions)
Revenues .......................................     $  197.7   100%     $  335.2   100%
Cost of services ...............................        156.7    79%        275.6    82%
                                                     --------   ----     --------   ----
     Gross profit ..............................         41.0    21%         59.6    18%
Selling, general & administrative expenses .....         21.9    11%         45.3    14%
Goodwill amortization ..........................          1.8     1%          3.5     1%
                                                     --------   ----     --------   ----
Income from operations .........................         17.3     9%         10.8     3%
Interest and other expense, net ................          1.5     1%          4.6     1%
                                                     --------   ----     --------   ----
Income before income taxes .....................         15.8     8%          6.2     2%
Provision for income taxes .....................          6.7     3%          3.6     1%
                                                     --------   ----     --------   ----
Net income .....................................     $    9.1     5%     $    2.6     1%
                                                     ========   ====     ========   ====

REVENUES. Revenues increased $137.5 million, or 70%, from $197.7 million for the three months ended December 31, 1998, to $335.2 million for the three months ended December 31, 1999. Same store revenues increased $16.9 million, or 9%, from $195.6 million for the three months ended December 31, 1998, to $212.5 million for the three months ended December 31, 1999.

GROSS PROFIT. Gross profit increased $18.6 million, or 45%, from $41.0 million for the three months ended December 31, 1998, to $59.6 million for the three months ended December 31, 1999. Gross profit as a percentage of revenues decreased approximately 3.0%, from 21% for the three months ended December 31, 1998 to 18% for the three months ended December 31, 1999. Same store gross profit decreased 2.4%, primarily the result of the delayed start of projects, an accrual of cost reserves on loss contracts, and a temporary slowness experienced in certain markets served by the Company in addition to the normal seasonality. In the three months ended December 31, 1999, the Company recorded additional claims reserves related to its self-insured healthcare plan resulting from a higher level of employee participation and higher medical costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $23.4 million, or 107%, from $21.9 million for the three months ended December 31, 1998, to $45.3 million for the three months ended December 31, 1999. Selling, general and administrative expenses as a percentage of revenues increased approximately 3% from 11% for the three months ended December 31, 1998 to 14% for the three months ended December 31, 1999. The increased selling, general and administrative expenses related to acquired companies was $14.8 million. Other increased selling, general and administrative costs primarily resulted from additional infrastructure costs, claims reserves related to the Company's self-insured healthcare plan, and a non-cash compensation charge associated with the restricted stock awards.

INCOME FROM OPERATIONS. Income from operations decreased $6.5 million, from $17.3 million for the three months ended December 31, 1998, to $10.8 million for the three months ended December 31, 1999. This decrease in income from operations is primarily attributed to lower gross profit margins among the same store companies as previously explained, higher selling, general and administrative expenses resulting from acquisitions, infrastructure costs, a higher funding level for claims in the Company's medical plan, a non-cash compensation charge related to restricted stock awards, and higher goodwill amortization resulting from acquisitions.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net increased from expense of $1.5 million for the three months ended December 31, 1998, to $4.6 million for the three months ended December 31, 1999, primarily as a result of interest expense on borrowings to fund the Company's acquisitions and interest expense on the Notes.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 42.4% for the three months ended December 31, 1998 to 58.1% for the three months ended December 31, 1999, due primarily to the increase in goodwill amortization expense as a percentage of income before income taxes. Such goodwill amortization expense is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had cash and cash equivalents of $10.5 million, working capital of $190.8 million, $119.5 million in outstanding borrowings under our Credit Facility, $2.2 million of letters of credit outstanding, and available capacity under our Credit Facility of $53.3 million.

During the three months ended December 31, 1999, we generated $4.5 million of net cash from operating activities, comprised primarily of net income of $2.6 million, increased by $6.4 million of non-cash charges related primarily to depreciation and amortization and non-cash compensation expense related to restricted stock awards, by a $9.0 million decrease in receivables as a result of the timing of collections, and decreased by a $13.3 million decrease in accounts payable and accrued expenses as a result of the timing of payments. Net cash used in investing activities was $39.5 million, including $32.2 million used for the purchase of businesses, net of cash acquired. Net cash flow provided by financing activities was $42.6 million, resulting primarily from net borrowings under our Credit Facility and reduced by the payment of debt acquired in connection with the purchase of businesses discussed above.

We have a $175.0 million revolving credit facility with Bank of America, N.A. as agent that matures on July 30, 2001 (the "Credit Facility"). The Credit Facility is used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of our total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of our total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. Our subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Credit Facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to incur other indebtedness and requires us to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions. As of February 8, 2000, we have available borrowing capacity under our Credit Facility of approximately $54.4 million. The Company was in compliance with its financial covenants at December 31, 1999.

In January, 1999, we completed our offering of $150.0 million Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and will mature on February 1, 2009. We began paying interest semi-annually beginning on August 1, 1999. The Notes are unsecured Senior Subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the Notes, we are required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and
(ii) restrictions on liens, guarantees and dividends.

We anticipate that our existing cash, cash flow from operations and borrowings under our Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least the remainder of our fiscal year.

We have currently suspended our acquisition program to focus on operations and integration of existing companies. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. To the extent we pursue and consummate any acquisitions, we would fund such acquisitions primarily with working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility. Should a significant portion of the consideration for future acquisitions be funded with cash, we may have to incur additional debt or issue additional equity. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations, particularly from residential construction, are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects and acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date FASB Statement No. 133," SFAS No. 133 becomes effective for the Company for its year ended September 30, 2001. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. SAB No. 101 requires that revenue generally is realized ro realizable when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company has not yet determined what impact the adoption of SAB No. 101 will have on its consolidated financial statements. The Company is required to adopt SAB No. 101 no later than the first quarterly filing of fiscal 2001.

YEAR 2000 COMPLIANCE

Many computer systems and software products were originally coded to accept only two-digit entries in the date code field. Now that we have entered the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Systems that do not properly recognize this information could generate erroneous data or cause a system to fail.

As of the date of this filing, neither we nor, to our knowledge, any of our suppliers, customers or service providers have experienced any significant disruption in operations as a result of Year 2000 issues. We do not anticipate any of these problems in the future. Our total cost to address Year 2000 issues was approximately $520,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. Refer to our Form 10-K for the year ended September 30, 1999 for detailed discussion of this risk.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.       EXHIBITS:

                  27       Financial Data Schedule

     B.       REPORTS ON FORM 8-K:

                  A report on Form 8-K was filed with the SEC on November 2, 1999, in connection with the acquisition by the Company of a business. A report on Form 8-K was also filed with the SEC on December 15, 1999, in connection with this acquisition.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTEGRATED ELECTRICAL SERVICES, INC.


Date: February 14, 2000                     By: /s/ Stanley H. Florance
                                               ---------------------------------
                                               Stanley H. Florance
                                               Senior Vice President and
                                               Chief Financial Officer