Form 10-Q
period 2000-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2000-05-15
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of May 11, 2000, of the issuer's common stock was 37,723,580 and of the issuer's restricted voting common stock was 2,655,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                        ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and
              March 31, 2000.......................................................................       2
         Consolidated Statements of Operations for the six months ended
              March 31, 1999 and 2000..............................................................       3
         Consolidated Statements of Operations for the three months ended
              March 31, 1999 and 2000..............................................................       4
         Consolidated Statement of Stockholders' Equity for the six months ended
              March 31, 2000.......................................................................       5
         Consolidated Statements of Cash Flows for the six months ended
              March 31, 1999 and 2000..............................................................       6
         Consolidated Statements of Cash Flows for the three months ended
              March 31, 1999 and 2000..............................................................       7
         Condensed Notes to Consolidated Financial Statements......................................       8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      13

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      18

PART II.      OTHER INFORMATION

     Item 4.          Submission of Matters to a Vote of Security Holders..........................      19

     Item 6.          Exhibits.....................................................................      19
     Signatures....................................................................................      20

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   September 30,       March 31,
                                                                                       1999              2000
                                                                                   -------------     -------------
                                                                                     (Audited)         (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................................................     $       2,931     $       7,002
Accounts receivable:
    Trade, net of allowance of $5,709 and $6,460, respectively ...............           222,824           231,775
    Retainage ................................................................            47,682            53,214
    Related parties ..........................................................               220               725
Inventories, net .............................................................            12,793            16,459
Costs and estimated earnings in excess of billings on
    uncompleted contracts ....................................................            40,592            44,054
Prepaid expenses and other current assets ....................................             7,640            13,748
                                                                                   -------------     -------------
    Total current assets .....................................................           334,682           366,977

PROPERTY AND EQUIPMENT, net ..................................................            47,368            56,242
GOODWILL, net ................................................................           467,385           501,614
OTHER NON-CURRENT ASSETS .....................................................             9,057             9,278
                                                                                   -------------     -------------
       Total assets ..........................................................     $     858,492     $     934,111
                                                                                   =============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt .....................     $       1,444     $       1,150
Accounts payable and accrued expenses ........................................           116,188           138,304
Income taxes payable .........................................................             3,971             1,081
Billings in excess of costs and estimated earnings on
    uncompleted contracts ....................................................            37,507            46,170
                                                                                   -------------     -------------
    Total current liabilities ................................................           159,110           186,705

LONG-TERM BANK DEBT ..........................................................            76,980           110,000
OTHER LONG-TERM DEBT, net of current maturities ..............................             1,120             1,708
SENIOR SUBORDINATED NOTES, net of $1,151 and $1,113
    unamortized discount, respectively .......................................           148,849           148,887
OTHER NON-CURRENT LIABILITIES ................................................             5,267             2,451
                                                                                   -------------     -------------
       Total liabilities .....................................................           391,326           449,751
                                                                                   -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ...........................................                --                --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       35,985,838 and 37,723,580 shares outstanding, respectively ............               360               377
    Restricted common stock, $.01 par value, 2,655,709 shares
    Authorized, 2,655,709 shares issued and outstanding ......................                27                27
    Additional paid-in capital ...............................................           407,926           424,974
    Retained earnings ........................................................            58,853            58,982
                                                                                   -------------     -------------
       Total stockholders' equity ............................................           467,166           484,360
                                                                                   -------------     -------------
       Total liabilities and stockholders' equity ............................     $     858,492     $     934,111
                                                                                   =============     =============


        The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                               Six Months Ended March 31,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
                                                                       (Unaudited)
Revenues ..................................................   $    413,404    $    705,518

Cost of services (including depreciation) .................        326,934         583,038
                                                              ------------    ------------

     Gross profit .........................................         86,470         122,480

Selling, general and administrative expenses ..............         45,590          99,790
Goodwill amortization .....................................          3,943           6,720
                                                              ------------    ------------

     Income from operations ...............................         36,937          15,970
                                                              ------------    ------------

Other (income)/expense:
     Interest expense, net ................................          4,427          11,395
     Gain on sale of assets ...............................           (129)           (188)
     Other income, net ....................................           (154)           (553)
                                                              ------------    ------------
                                                                     4,144          10,654
                                                              ------------    ------------
Income before income taxes ................................         32,793           5,316

Provision for income taxes ................................         13,961           5,187
                                                              ------------    ------------

Net income ................................................   $     18,832    $        129
                                                              ============    ============

Basic earnings per share ..................................   $       0.59    $       --
                                                              ============    ============

Diluted earnings per share ................................   $       0.58    $       --
                                                              ============    ============

Shares used in the computation
     of earnings per share (Note 4)

     Basic ................................................     31,761,207      39,878,952
                                                              ============    ============

     Diluted ..............................................     32,254,651      39,912,540
                                                              ============    ============



        The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           1999            2000
                                                                       ------------    ------------
                                                                              (Unaudited)
Revenues ...........................................................   $    215,692    $    370,327

Cost of services (including depreciation) ..........................        170,189         307,467
                                                                       ------------    ------------

     Gross profit ..................................................         45,503          62,860

Selling, general and administrative expenses .......................         23,749          54,444
Goodwill amortization ..............................................          2,095           3,256
                                                                       ------------    ------------

     Income from operations ........................................         19,659           5,160
                                                                       ------------    ------------

Other (income)/expense:
     Interest expense, net .........................................          2,883           6,205
     (Gain)/loss on sale of assets .................................            (99)             54
     Other income, net .............................................           (126)           (194)
                                                                       ------------    ------------
                                                                              2,658           6,065
                                                                       ------------    ------------
Income (loss) before income taxes ..................................         17,001            (905)

Provision for income taxes .........................................          7,261           1,569
                                                                       ------------    ------------

Net income (loss) ..................................................   $      9,740    $     (2,474)
                                                                       ============    ============

Basic earnings (loss) per share ....................................   $       0.30    $      (0.06)
                                                                       ============    ============

Diluted earnings (loss) per share ..................................   $       0.30    $      (0.06)
                                                                       ============    ============

Shares used in the computation
     of earnings per share (Note 4)

     Basic .........................................................     32,422,323      40,379,289
                                                                       ============    ============

     Diluted .......................................................     32,882,040      40,379,289
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

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                      Common Stock     Restricted Common Stock  Additional
                                                ---------------------  -----------------------   Paid In     Retained     Total
                                                  Shares         $       Shares         $        Capital     Earnings     Equity
                                                ----------   --------  ----------   ----------  ----------  ----------  ----------
BALANCE, September 30, 1999                     35,985,838   $    360   2,655,709   $       27  $  407,926  $   58,853  $  467,166

Issuance of stock for acquisitions (unaudited)   1,737,522         17          --           --      17,045          --      17,062

Options exercised (unaudited)                          220         --          --           --           3          --           3

Net income (unaudited)                                  --         --          --           --          --         129         129
                                                ----------   --------  ----------   ----------  ----------  ----------  ----------

BALANCE, March 31, 2000 (unaudited)             37,723,580   $    377   2,655,709   $       27  $  424,974  $   58,982  $  484,360
                                                ==========   ========  ==========   ==========  ==========  ==========  ==========





        The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Six Months Ended March 31,
                                                                                    -------------------------
                                                                                      1999            2000
                                                                                    ---------       ---------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .................................................................   $  18,832       $     129
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization .........................................       6,533          17,917
          Gain on sale of property and equipment ................................        (129)           (188)
          Non-cash compensation expense .........................................          --           2,156
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net .........................................      (2,879)            547
               Inventories ......................................................        (392)         (2,583)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts .................      (5,044)         (4,189)
               Prepaid expenses and other current assets ........................        (422)         (5,996)
          Increase (decrease) in:
               Accounts payable and accrued expenses ............................       4,391           8,800
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts .........................      (2,703)          4,667
               Income taxes payable and other current liabilities ...............      (4,539)         (1,188)
          Other, net ............................................................      (1,092)         (2,618)
                                                                                    ---------       ---------
     Net cash provided by operating activities ..................................      12,556          17,454
                                                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ...............................     (35,101)        (32,181)
     Proceeds from sale of property and equipment ...............................         321           1,290
     Additions to property and equipment ........................................      (3,786)        (15,410)
                                                                                    ---------       ---------
     Net cash used in investing activities ......................................     (38,566)        (46,301)
                                                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings .................................................................     183,748          48,404
     Repayments of debt .........................................................    (131,313)        (15,489)
     Other ......................................................................      (5,378)              3
                                                                                    ---------       ---------
     Net cash provided by financing activities ..................................      47,057          32,918
                                                                                    ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................      21,047           4,071
CASH AND CASH EQUIVALENTS, beginning of period ..................................      14,583           2,931
                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ........................................   $  35,630       $   7,002
                                                                                    =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for:
          Interest ..............................................................   $   2,655       $  11,507
          Income taxes ..........................................................   $  17,430       $  16,373


        The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                     1999                2000
                                                                                   ---------          ---------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .........................................................   $   9,740          $  (2,474)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
          Depreciation and amortization ........................................       3,472             11,819
          (Gain) loss on sale of property and equipment ........................         (99)                54
          Non-cash compensation expense ........................................          --              1,848
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ........................................      (3,431)            (8,447)
               Inventories .....................................................          53             (1,993)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts ................      (4,449)            (4,596)
               Prepaid expenses and other current assets .......................        (589)            (5,409)
          Increase (decrease) in:
               Accounts payable and accrued expenses ...........................       7,618             22,135
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ........................         684              4,175
               Income taxes payable and other current liabilities ..............        (479)            (1,508)
          Other, net ...........................................................        (852)            (2,621)
                                                                                   ---------          ---------
     Net cash provided by operating activities .................................      11,668             12,983
                                                                                   ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ..............................     (27,650)                --
     Proceeds from sale of property and equipment ..............................         192                864
     Additions to property and equipment .......................................      (1,810)            (7,621)
                                                                                   ---------          ---------
     Net cash used in investing activities .....................................     (29,268)            (6,757)
                                                                                   ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ................................................................     164,248                 --
     Repayments of debt ........................................................    (109,909)            (9,712)
     Other .....................................................................      (5,153)                --
                                                                                   ---------          ---------
     Net cash provided by (used in) financing activities .......................      49,186             (9,712)
                                                                                   ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................      31,586             (3,486)
CASH AND CASH EQUIVALENTS, beginning of period .................................       4,044             10,488
                                                                                   ---------          ---------
CASH AND CASH EQUIVALENTS, end of period .......................................   $  35,630          $   7,002
                                                                                   =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest .............................................................   $   1,621          $   6,088
          Income taxes .........................................................   $  13,369          $  12,364

        The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       OVERVIEW

Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation founded in June 1997, is a leading national provider of electrical and telecommunications contracting and maintenance services, focusing primarily on the commercial, industrial, residential, power line and information technology markets.

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the six months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000.

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

2.       ACQUISITIONS

For the six months ended March 31, 2000, the Company completed five acquisitions accounted for as purchases. The total consideration paid in these transactions was approximately $49.2 million, comprised of $32.2 million of cash, net of cash acquired and 1.7 million shares of common stock, which exceeded the net tangible assets acquired by $40.9 million, which amount has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data presented below assume that the acquisitions made by the Company from October 1, 1998 through March 31, 2000 had occurred at the beginning of the periods presented.

                                                                 Six Months Ended March 31,
                                                          -------------------------------------
                                                               1999                   2000
                                                          --------------         --------------
                                                          (in thousands, except per share data)
          Revenues......................................  $      642,611         $      720,880
          Net income....................................  $       27,353         $          873

          Basic earnings per share......................  $         0.69         $         0.02
          Diluted earnings per share....................  $         0.69         $         0.02


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

3.       WRITE-OFF OF CAPITALIZED SOFTWARE

In accordance with its ongoing review of capitalized software, in March 2000, the Company curtailed the development of a complex and proprietary information system. This comprehensive information system had been under development for approximately one year. After a period of field-testing, the Company determined that it was necessary to significantly alter the technological architecture of the system in order to reduce ongoing support, maintenance and communications costs. Accordingly, the Company recorded a pretax charge of approximately $7.7 million, of which $5.7 million was included in depreciation expense for the quarter ended March 31, 2000, to write-off the carrying value of the software costs, development costs and certain hardware and network infrastructure costs.

4.       LONG-TERM DEBT

Credit Facility

The Company has a $175.0 million three-year revolving credit facility with Bank of America, N.A. as agent, as amended (the "Credit Facility"). The Credit Facility matures on July 30, 2001, and is used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. The Company was in compliance with its financial covenants at March 31, 2000. As of March 31, 2000, the Company had outstanding indebtedness of $110.0 million under its Credit Facility, letters of credit outstanding of $2.2 million, and available capacity under the Credit Facility of $62.8 million. Availability of the Credit Facility is subject to customary drawing conditions.

Senior Subordinated Notes

In January 1999 the Company issued its $150.0 million Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest semi-annually on February 1 and August 1. The Notes are unsecured senior subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

5.       PER SHARE INFORMATION

Basic earnings per share calculations are based on the weighted average number of shares of common stock and restricted voting common stock outstanding. Diluted earnings per share calculations are based on the weighted average number of common shares outstanding and common equivalent shares from the assumed exercise of outstanding stock options.

As of March 31, 2000, the Company had outstanding options to purchase up to a total of approximately 5.7 million shares of Common Stock, of which approximately 1.3 million shares were vested and exercisable, issued pursuant to the Company's stock option plans. The shares used to calculate the historical earnings per share for the periods presented are summarized as follows:

                                                                       Six Months Ended March 31,
                                                                      ----------------------------
                                                                         1999             2000
                                                                      -----------      -----------
          Weighted average shares outstanding........................  31,761,207       39,878,952
          Weighted average equivalent shares
               from outstanding stock options........................     493,444           33,588
                                                                      -----------      -----------
                                                                       32,254,651       39,912,540
                                                                      ===========      ===========

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         1999             2000
                                                                      -----------      -----------

          Weighted average shares outstanding........................  32,422,323       40,379,289
          Weighted average equivalent shares
               from outstanding stock options........................     459,717               --
                                                                      -----------      -----------
                                                                       32,882,040       40,379,289
                                                                      ===========      ===========

For the six months ended March 31, 1999 and 2000, the Company excluded 0.2 million and 3.9 million stock options, respectively, from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the period.


6.       NON EXECUTIVE INCENTIVE COMPENSATION PLAN

In November 1999 the Board of Directors adopted the Nonexecutive Incentive Compensation Plan (the "NICP"). The NICP authorizes the Compensation Committee of the Board of Directors or the Board of Directors to grant employees of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 2.0 million shares of Common Stock authorized for issuance under the NICP.

In December 1999 the Company awarded 594,534 shares of common stock under its stock plans to certain of its employees. The awards vest in equal installments on May 31, 2000, and August 31, 2000, provided that the recipient is still employed by the Company. At the time of the awards, the market value of the awards was approximately $5.2 million. The Company is amortizing this amount to expense over the vesting period. During the six months and three months ended March 31, 2000, this expense totaled approximately $2.2 million and $1.9 million, respectively.

7.       COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and due to seasonality. The foregoing and other factors are discussed in our filings with the SEC including our Annual Report on Form 10-K for the year ended September 30, 1999.

Because of the significant effect of acquisitions on our results of operations, our historical results of operations and period-to-period comparisons are not indicative of future results and may not be meaningful. The integration of acquired businesses and the addition of management personnel to support acquisitions may positively or negatively affect our results of operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000

The following table presents selected unaudited historical financial information for the six months ended March 31, 1999 and 2000. The historical results of operations of IES presented below includes the results of operations of its acquired companies beginning on their respective dates of acquisition.

                                                                    Six Months Ended March 31,
                                                              -------------------------------------
                                                                1999       %        2000       %
                                                              ---------  ------   ---------  ------
                                                                       (dollars in millions)
Revenues.................................................     $   413.4     100%  $   705.5     100%
Cost of services.........................................         326.9      79%      583.0      83%
                                                              ---------  ------   ---------  ------
Gross profit.............................................          86.5      21%      122.5      17%
Selling, general & administrative expenses...............          45.6      11%       99.8      14%
Goodwill amortization....................................           4.0       1%        6.7       1%
                                                              ---------  ------   ---------  ------
Income from operations...................................          36.9       9%       16.0       2%
Interest and other expense, net..........................           4.1       1%       10.7       1%
                                                              ---------  ------   ---------  ------
Income before income taxes...............................          32.8       8%        5.3       1%
Provision for income taxes...............................          14.0       3%        5.2       1%
                                                              ---------  ------   ---------  ------
Net income...............................................     $    18.8       5%  $     0.1       0%
                                                              =========  ======   =========  ======

REVENUES. Revenues increased $292.1 million, or 71%, from $413.4 million for the six months ended March 31, 1999, to $705.5 million for the six months ended March 31, 2000. The increase in revenues is primarily the result of acquisitions. Same store revenues increased $38.7 million, or 9%, from $409.5 million for the six months ended March 31, 1999, to $448.2 million for the six months ended March 31, 2000, primarily due to increased construction activity in the markets we serve.

GROSS PROFIT. Gross profit increased $36.0 million, or 42%, from $86.5 million for the six months ended March 31, 1999, to $122.5 million for the six months ended March 31, 2000. Gross profit as a percentage of revenues decreased approximately 4%, from 21% for the six months ended March 31, 1999 to 17% for the six months ended March 31, 2000. The decrease in gross profit as a percentage of revenues is primarily the result of losses recorded on contracts at one subsidiary, the mix of bid and negotiated contract work, the completion of certain contracts at lower than planned gross margins and the recording of additional claims reserves for our self-insured healthcare plan resulting from a higher level of employee participation and higher medical costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $54.2 million, or 119%, from $45.6 million for the six months ended March 31, 1999, to $99.8 million for the six months ended March 31, 2000. Selling, general and administrative expenses as a percentage of revenues increased approximately 3% from 11% for the six months ended March 31, 1999 to 14% for the six months ended March 31, 2000. The increased selling, general and administrative expenses related to acquisitions was $50.4 million. Other increased selling, general and administrative costs primarily resulted from the need for additional infrastructure as a result of our rapid growth, claims reserves related to the Company's self-insured health insurance plan, the non-cash compensation charge associated with the restricted stock awards and the write-off of costs associated with the Company's decision to curtail the development of its information system.

INCOME FROM OPERATIONS. Income from operations decreased $20.9 million, from $36.9 million for the six months ended March 31, 1999, to $16.0 million for the six months ended March 31, 2000. This decrease in income from operations is primarily attributed to the lower gross profit margins as previously discussed, higher selling, general and administrative expenses resulting from acquisitions, additional infrastructure costs, a higher funding level for claims in the Company's medical plan, a non-cash compensation charge related to the restricted stock awards, the write-off of costs associated with the Company's decision to curtail the development of its information system and higher goodwill amortization resulting from acquisitions.

NET INTEREST AND OTHER EXPENSE. Interest and other expense, net increased from expense of $4.1 million for the six months ended March 31, 1999, to $10.7 million for the six months ended March 31, 2000, primarily as a result of interest expense on borrowings to fund the Company's acquisitions and interest expense on the $150.0 million 9 3/8% Senior Subordinated Notes ("the Notes") due February 1, 2009.

PROVISION FOR INCOME TAXES. Our effective tax rate increased from 42.7% for the six months ended March 31, 1999 to 98.1% for the six months ended March 31, 2000. The higher effective tax rate for the current six month period is the result of disproportionately lower pretax income than in the prior period together with higher non-deductible goodwill amortization and the non-deductible portion of the compensation expense associated with the restricted stock awards.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

The following table presents selected unaudited historical financial information for the three months ended March 31, 1999 and 2000. The historical results of operations of IES presented below includes the results of operations of its acquired companies beginning on their respective dates of acquisition.

                                                                  Three Months Ended March 31,
                                                              -------------------------------------
                                                                1999       %        2000       %
                                                              ---------  ------   ---------  ------
                                                                       (dollars in millions)
Revenues.................................................     $   215.7     100%  $   370.3     100%
Cost of services.........................................         170.2      79%      307.4      83%
                                                              ---------  ------   ---------  ------
Gross profit.............................................          45.5      21%       62.9      17%
Selling, general & administrative expenses...............          23.7      11%       54.4      14%
Goodwill amortization....................................           2.1       1%        3.3       1%
                                                              ---------  ------   ---------  ------
Income from operations...................................          19.7       9%        5.2       2%
Interest and other expense, net..........................           2.7       1%        6.1       2%
                                                              ---------  ------   ---------  ------
Income (loss) before income taxes........................          17.0       8%       (0.9)      0%
Provision for income taxes...............................           7.3       3%        1.6       1%
                                                              ---------  ------   ---------  ------
Net income (loss)........................................     $     9.7       5%  $    (2.5)     (1%)
                                                              =========  ======   =========  ======

REVENUES. Revenues increased $154.6 million, or 72%, from $215.7 million for the three months ended March 31, 1999, to $370.3 million for the three months ended March 31, 2000. The increase in revenues is primarily the result of acquisitions. Same store revenues increased $21.8 million, or 10%, from $213.9 million for the three months ended March 31, 1999, to $235.7 million for the three months ended March 31, 2000, primarily due to increased construction activity in the markets we serve.

GROSS PROFIT. Gross profit increased $17.4 million, or 38%, from $45.5 million for the three months ended March 31, 1999, to $62.9 million for the three months ended March 31, 2000. Gross profit as a percentage of revenues decreased approximately 4%, from 21% for the three months ended March 31, 1999 to 17% for the three months ended March 31, 2000. The decrease in gross profit as a percentage of revenues was primarily the result of losses recorded on contracts at one subsidiary, the mix of bid and negotiated contract work and the completion of certain contracts at lower than planned gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $30.7 million, or 130%, from $23.7 million for the three months ended March 31, 1999, to $54.4 million for the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of revenues increased approximately 3% from 11% for the three months ended March 31, 1999 to 14% for the three months ended March 31, 2000. The increased selling, general and administrative expenses related to acquired companies was $11.4 million. The other increased selling, general and administrative costs primarily resulted from the write-off of costs associated with the Company's decision to curtail the development of its information system and the non-cash compensation charge associated with the restricted stock awards.

INCOME FROM OPERATIONS. Income from operations decreased $14.5 million, from $19.7 million for the three months ended March 31, 1999, to $5.2 million for the three months ended March 31, 2000. This decrease in income from operations is primarily attributed to lower gross profit margins previously explained and higher selling, general and administrative costs resulting from acquisitions, the write-off of costs associated with the Company's decision to curtail the development of its information system, a non-cash compensation charge associated with the restricted stock awards and increased goodwill amortization resulting from acquisitions.

NET INTEREST AND OTHER EXPENSE. Interest and other expense, net increased from expense of $2.7 million for the three months ended March 31, 1999, to $6.1 million for the three months ended March 31, 2000, primarily as a result of interest expense on borrowings to fund the Company's acquisitions and a full quarter of interest expense related to the Notes.

PROVISION FOR INCOME TAXES. Our effective tax rate increased from the three months ended March 31, 1999 to the three months ended March 31, 2000. The higher effective tax rate for the current three month period is the result of disproportionately lower pretax income than in the prior period together with higher non-deductible goodwill amortization and the non-deductible portion of the compensation expense associated with the restricted stock awards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had cash and cash equivalents of $7.0 million, working capital of $180.3 million, $110.0 million in outstanding borrowings under our Credit Facility (defined below), $2.2 million of letters of credit outstanding, and available capacity under our Credit Facility of $62.8 million.

During the six months ended March 31, 2000, we generated $17.5 million of net cash from operating activities. Net cash flow from operating activities is comprised of $20.0 million of non-cash charges including approximately $5.7 million related to the Company's decision to curtail the development of its information system and approximately $2.0 million of compensation expense related to the restricted stock awards, and further increased by a $8.8 million increase in accounts payable and accrued expenses as a result of the timing of payments. Net cash used by investing activities included capital expenditures of approximately $15.4 million and businesses acquired of approximately $32.8 million. Net cash flow provided by financing activities includes net borrowings of $32.9 million.

During the three months ended March 31, 2000, we generated $13.0 million of net cash from operating activities. Net cash flow from operating activities is comprised of $13.7 million of non-cash charges including approximately $5.7 million related to the Company's decision to curtail the development of its information system and approximately $1.8 million of compensation expense related to the restricted stock awards, and further increased by a $21.1 million increase in accounts payable and accrued expenses as a result of the timing of payments. Net cash used by investing activities included capital expenditures of approximately $7.6 million. Net cash used by financing activities includes paydowns on debt of $9.7 million.

We have a $175.0 million revolving credit facility with Bank of America, N.A. as agent that matures on July 30, 2001 (the "Credit Facility"). The Credit Facility is used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of our total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of our total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. Our subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Credit Facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to incur other indebtedness and requires us to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions. As of May 12, 2000, we have available borrowing capacity under our Credit Facility of approximately $98 million. The Company was in compliance with its financial covenants at March 31, 2000.

In January 1999, we completed our offering of $150.0 million Senior Subordinated Notes (the "Notes"). The Notes bear interest at 9 3/8% and will mature on February 1, 2009. The Company pays interest semi-annually on February 1 and August 1. The Notes are unsecured Senior Subordinated obligations and are subordinated to all existing and future senior indebtedness. The Notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the Notes, we are required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and
(ii) restrictions on liens, guarantees and dividends.

We anticipate that our existing cash, cash flow from operations and borrowings under our Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least the remainder of the year.

While we have currently curtailed our acquisition program compared to historical standards to focus on operations and integration of existing companies, the timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. To the extent we pursue and consummate any acquisitions, we would fund such acquisitions primarily with issuances of Company equity, working capital, cash flow from operations and borrowings, including any unborrowed portion of the Credit Facility. Should a significant portion of the consideration for future acquisitions be funded with cash, we may have to incur additional debt or issue additional equity. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations, particularly from residential construction, are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by gross margins in both bid and negotiated projects, the timing of new construction projects and any acquisitions. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt, with both fixed and floating interest rates. Our debt with fixed interest rates primarily consists of the Senior Subordinated Notes. Our debt with variable interest rates is primarily the Credit Facility. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value a March 31, 2000:

                                     2001       2002       2003       2004       2005       Thereafter        Total
                                   -------    -------     -------    -------    -------     ----------       -------
Liabilities -- Long-Term Debt:
  Variable Rate.................. $110,000    $   --      $   --     $   --     $   --      $       --      $110,000
  Average Interest Rate .........     7.54%     7.54%       7.54%      7.54%      7.54%           7.54%         7.54%
  Fixed Rate .................... $     --    $   --      $   --     $   --     $   --      $   150,000     $150,000
  Average Interest Rate .........    9.375%    9.375%      9.375%     9.375%     9.375%           9.375%       9.375%

                                                    Fair
                                      Total        Value
                                     -------      -------
Liabilities -- Long-Term Debt:
  Variable Rate ...................  $110,000     $110,000
  Fixed Rate ......................  $150,000     $118,500

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) The company held its annual meeting of stockholders in Houston, Texas on February 9, 2000. The following sets forth matters submitted to a vote of the stockholders:

(B) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated December 29, 1999, for terms expiring at the 2003 annual stockholders' meeting or until their successors have been elected and qualified -- Class II Directors: Jerry M. Mills, Richard Muth, Jon Pollock and Richard L. Tucker.

     Mr. Mills was elected by a vote of 24,566,308 shares, being more than a majority of the common stock of the Company, and 472,545 shares withheld. Mr. Muth was elected by a vote of 24,863,769 shares, being more than a majority of common stock of the Company, and 175,084 withheld. Mr. Pollock was elected by a vote of 22,488,179 shares, being more than a majority of common stock of the Company, and 2,550,674 withheld. Mr. Tucker was elected by a vote of 24,887,509 shares, being more than a majority of common stock of the Company, and 151,344 withheld.

(C) The stockholders ratified the appointment of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 26,260,396 shares, being more than a majority of the common stock and restricted voting common stock of the Company, with 101,707 shares of common stock voted against, and 4,605 shares of common stock abstained.

     The stockholders approved the Employee Stock Purchase Plan by a vote of 25,925,935 shares, being more than a majority of the common stock and restricted voting common stock of the Company, with 317,226 shares of common stock voted against, and 123,547 shares of common stock abstained.


ITEM 6.  EXHIBITS

      A. EXHIBITS:

          10.1 Amendment No. 4 dated March 31, 2000 for the Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank of Texas, N.A.

          10.2 Employment Agreement between the Company and H. David Ramm dated March 20, 2000.

          27.1  Financial Data Schedule