Form 10-Q
period 2000-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2000-08-14
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to                  .
                                         --------------    -----------------

                           Commission File No. 1-13783

                      INTEGRATED ELECTRICAL SERVICES, INC.

             (Exact name of registrant as specified in its charter)


            DELAWARE                                    76-0542208
 (State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

                              1800 West Loop South
                                    Suite 500
                            Houston, Texas 77027-3290
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (713) 860-1500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of August 11, 2000, of the issuer's common stock was 37,911,688 and of the issuer's restricted voting common stock was 2,655,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
  Item 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 1999 and
         June 30, 2000..................................................    2
    Consolidated Statements of Operations for the nine months ended
         June 30, 1999 and 2000.........................................    3
    Consolidated Statements of Operations for the three months ended
         June 30, 1999 and 2000.........................................    4
    Consolidated Statement of Stockholders' Equity for the nine
         months ended June 30, 2000.....................................    5
    Consolidated Statements of Cash Flows for the nine months ended
         June 30, 1999 and 2000.........................................    6
    Consolidated Statements of Cash Flows for the three months ended
         June 30, 1999 and 2000.........................................    7
    Condensed Notes to Consolidated Financial Statements................    8

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   13

  Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk................................................   18

PART II.  OTHER INFORMATION

  Item 6.  Exhibits.....................................................   20
  Signatures............................................................   21

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            September 30,    June 30,
                                                                                                1999           2000
                                                                                            -------------    ---------
                                                                                             (Audited)     (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................................      $  2,931      $    773
Accounts receivable:
    Trade, net of allowance of $5,709 and $7,313, respectively ..........................       222,824       252,531
    Retainage ...........................................................................        47,682        60,664
    Related parties .....................................................................           220           308
Inventories, net ........................................................................        12,793        19,598
Costs and estimated earnings in excess of billings on
    uncompleted contracts ...............................................................        40,592        45,286
Prepaid expenses and other current assets ...............................................         7,640        13,571
                                                                                               --------      --------
    Total current assets ................................................................       334,682       392,731

PROPERTY AND EQUIPMENT, net .............................................................        47,368        58,433
GOODWILL, net ...........................................................................       467,385       498,834
OTHER NON-CURRENT ASSETS ................................................................         9,057         8,215
                                                                                               --------      --------
       Total assets .....................................................................      $858,492      $958,213
                                                                                               ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt ................................      $  1,444      $    978
Accounts payable and accrued expenses ...................................................       116,188       148,568
Income taxes payable ....................................................................         3,971         3,639
Billings in excess of costs and estimated earnings on
    uncompleted contracts ...............................................................        37,507        64,174
                                                                                               --------      --------
    Total current liabilities ...........................................................       159,110       217,359

LONG-TERM BANK DEBT .....................................................................        76,980        87,000
OTHER LONG-TERM DEBT, net of current maturities .........................................         1,120         1,723
SENIOR SUBORDINATED NOTES, net of $1,151 and $1,093
    unamortized discount, respectively ..................................................       148,849       148,907
OTHER NON-CURRENT LIABILITIES ...........................................................         5,267         6,706
                                                                                               --------      --------
       Total liabilities ................................................................       391,326       461,695
                                                                                               --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ......................................................            --            --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       35,985,838 and 37,911,688 shares outstanding, respectively .......................           360           379
    Restricted common stock, $.01 par value, 2,655,709 shares
       authorized, 2,655,709 shares issued and outstanding ..............................            27            27
    Additional paid-in capital ..........................................................       407,926       427,046
    Retained earnings ...................................................................        58,853        69,066
                                                                                               --------      --------
       Total stockholders' equity .......................................................       467,166       496,518
                                                                                               --------      --------
       Total liabilities and stockholders' equity .......................................      $858,492      $958,213
                                                                                               ========      ========



          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                      Nine Months Ended June 30,
                                                   --------------------------------
                                                       1999               2000
                                                   ------------        ------------
                                                            (Unaudited)

Revenues ...................................       $    693,146        $  1,157,667

Cost of services (including depreciation) ..            544,798             957,139
                                                   ------------        ------------
     Gross profit ..........................            148,348             200,528

Selling, general and administrative expenses             77,610             150,864
Goodwill amortization ......................              6,457               9,966
                                                   ------------        ------------

     Income from operations ................             64,281              39,698
                                                   ------------        ------------

Other (income)/expense:
     Interest expense, net .................              8,359              17,156
     Gain on sale of assets ................               (154)                (92)
     Other income, net .....................               (330)               (935)
                                                   ------------        ------------
                                                          7,875              16,129
                                                   ------------        ------------
Income before income taxes .................             56,406              23,569

Provision for income taxes .................             23,929              13,356
                                                   ------------        ------------

Net income .................................       $     32,477        $     10,213
                                                   ============        ============

Basic earnings per share ...................       $       0.99        $       0.25
                                                   ============        ============

Diluted earnings per share .................       $       0.97        $       0.25
                                                   ============        ============

Shares used in the computation
     of earnings per share (Note 5)

     Basic .................................         32,832,083          40,066,403
                                                   ============        ============

     Diluted ...............................         33,318,447          40,649,541
                                                   ============        ============


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                  Three Months Ended June 30,
                                                                                --------------------------------
                                                                                    1999                2000
                                                                                ------------        ------------
                                                                                         (Unaudited)

Revenues ................................................................       $    279,742        $    452,149

Cost of services (including depreciation) ...............................            217,864             374,101
                                                                                ------------        ------------

     Gross profit .......................................................             61,878              78,048

Selling, general and administrative expenses ............................             32,020              51,074
Goodwill amortization ...................................................              2,514               3,246
                                                                                ------------        ------------

     Income from operations .............................................             27,344              23,728
                                                                                ------------        ------------

Other (income)/expense:
     Interest expense, net ..............................................              3,932               5,761
     (Gain)/loss on sale of assets ......................................                (25)                 97
     Other income, net ..................................................               (176)               (383)
                                                                                ------------        ------------
                                                                                       3,731               5,475
                                                                                ------------        ------------
Income before income taxes ..............................................             23,613              18,253

Provision for income taxes ..............................................              9,968               8,169
                                                                                ------------        ------------

Net income ..............................................................       $     13,645        $     10,084
                                                                                ============        ============

Basic earnings per share ................................................       $       0.39        $       0.25
                                                                                ============        ============

Diluted earnings per share ..............................................       $       0.39        $       0.25
                                                                                ============        ============

Shares used in the computation
     of earnings per share (Note 5)

     Basic ..............................................................         34,996,934          40,443,370
                                                                                ============        ============

     Diluted ............................................................         35,377,848          40,791,970
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

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                           Common Stock        Restricted Common Stock   Additional
                                     ----------------------    -----------------------    Paid In       Retained         Total
                                       Shares          $         Shares         $         Capital       Earnings         Equity
                                     ----------     -------    ----------    ---------   ----------     ---------      -----------


BALANCE, September 30, 1999          35,985,838     $   360     2,655,709     $    27     $ 407,926     $  58,853      $   467,166

Issuance of stock for acquisitions    1,737,522          17             -           -        17,045             -           17,062
(unaudited)

Issuance of stock (unaudited)           188,108           2             -           -         2,072             -            2,074

Options exercised (unaudited)               220           -             -           -             3             -                3

Net income (unaudited)                        -           -             -           -             -        10,213           10,213
                                     ----------     -------     ---------     -------     ---------     ---------      -----------
BALANCE, June 30, 2000 (unaudited)   37,911,688     $   379     2,655,709     $    27     $ 427,046     $  69,066      $   496,518
                                     ==========     =======     =========     =======     =========     =========      ===========

























          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    Nine Months Ended June 30,
                                                                                                    --------------------------
                                                                                                       1999             2000
                                                                                                    ----------        --------
                                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................................................       $  32,477        $ 10,213
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization ......................................................          10,789          24,508
          Gain on sale of property and equipment .............................................            (154)            (91)
          Non-cash compensation expense ......................................................              --           4,147
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ......................................................         (32,460)        (26,507)
               Inventories ...................................................................          (1,634)         (5,637)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts ..............................          (5,018)         (5,343)
               Prepaid expenses and other current assets .....................................           1,319          (5,810)
          Increase (decrease) in:
               Accounts payable and accrued expenses .........................................           6,042          20,225
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ......................................             266          22,624
               Income taxes payable and other current liabilities ............................          (5,275)           (407)
          Other, net .........................................................................          (1,256)          2,700
                                                                                                     ---------        --------
                    Net cash provided by operating activities ................................           5,096          40,622
                                                                                                     ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ............................................         (91,867)        (33,225)
     Proceeds from sale of property and equipment ............................................             549           1,732
     Additions to property and equipment .....................................................          (8,068)        (21,062)
                                                                                                     ---------        --------
                    Net cash used in investing activities ....................................         (99,386)        (52,555)
                                                                                                     ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ..............................................................................         227,320          50,434
     Repayments of debt ......................................................................        (139,346)        (40,662)
     Other ...................................................................................          (5,302)              3
                                                                                                     ---------        --------
                    Net cash provided by financing activities ................................          82,672           9,775
                                                                                                     ---------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................................         (11,618)         (2,158)
CASH AND CASH EQUIVALENTS, beginning of period ...............................................          14,583           2,931
                                                                                                     ---------        --------
CASH AND CASH EQUIVALENTS, end of period .....................................................       $   2,965        $    773
                                                                                                     =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH
          FLOW INFORMATION:
     Cash paid for:
          Interest ...........................................................................       $   2,959        $ 17,415
          Income taxes .......................................................................       $  25,608        $ 17,615




          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    Three Months Ended June 30,
                                                                                                    ---------------------------
                                                                                                       1999             2000
                                                                                                    ----------        ---------
                                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................................................       $ 13,645        $ 10,084
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation and amortization ......................................................          4,256           6,591
          (Gain) loss on sale of property and equipment ......................................            (25)             97
          Non-cash compensation expense ......................................................             --           1,991
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ......................................................        (29,581)        (27,054)
               Inventories ...................................................................         (1,242)         (3,054)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts ..............................             26          (1,154)
               Prepaid expenses and other current assets .....................................          1,741             186
          Increase (decrease) in:
               Accounts payable and accrued expenses .........................................          1,651          11,425
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ......................................          2,969          17,957
               Income taxes payable and other current liabilities ............................           (736)            781
          Other, net .........................................................................           (164)          5,318
                                                                                                     --------        --------
                    Net cash provided by (used in) operating activities ......................         (7,460)         23,168
                                                                                                     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ............................................        (56,766)         (1,044)
     Proceeds from sale of property and equipment ............................................            228             442
     Additions to property and equipment .....................................................         (4,282)         (5,652)
                                                                                                     --------        --------
                    Net cash used in investing activities ....................................        (60,820)         (6,254)
                                                                                                     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ..............................................................................         43,572           2,030
     Repayments of debt ......................................................................         (8,033)        (25,173)
     Other ...................................................................................             76              --
                                                                                                     --------        --------
                    Net cash provided by (used in) financing activities ......................         35,615         (23,143)
                                                                                                     --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................................        (32,665)         (6,229)
CASH AND CASH EQUIVALENTS, beginning of period ...............................................         35,630           7,002
                                                                                                     --------        --------
CASH AND CASH EQUIVALENTS, end of period .....................................................       $  2,965        $    773
                                                                                                     ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...........................................................................       $    304        $  5,908
          Income taxes .......................................................................       $  8,178        $  1,242


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       OVERVIEW

Integrated Electrical Services, Inc. ("IES" or the "Company"), a Delaware corporation founded in June 1997, is a leading national provider of electrical and communications contracting and maintenance services, focusing primarily on the commercial, industrial, residential, power line and information technology markets.

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in these financial statements include those regarding revenue recognition for contracts accounted for under the percentage-of-completion method and allowance for doubtful accounts and reserves for self insurance.

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

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. SAB No. 101 requires that revenue generally is realized or realizable when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company has not yet determined what impact the adoption of SAB No. 101 will have on its consolidated financial statements. The Company is required to adopt SAB No. 101 no later than the fourth quarter of fiscal 2001.

2.       ACQUISITIONS

For the nine months ended June 30, 2000, the Company completed eight acquisitions accounted for as purchases. The total consideration paid in these transactions was approximately $50.2 million, comprised of $33.2 million of cash, net of cash acquired and 1.7 million shares of common stock, which exceeded the net tangible assets acquired by $41.4 million, which amount has been recorded as goodwill in the accompanying consolidated financial statements. The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data presented below assume that the acquisitions made by the Company from October 1, 1998 through June 30, 2000 had occurred at the beginning of the periods presented.

                                                         Nine Months Ended June 30,
                                                    -------------------------------------
                                                        1999                     2000
                                                    -----------               -----------
                                                    (in thousands, except per share data)

     Revenues ....................................  $ 1,001,911               $ 1,173,029
     Net income...................................  $    45,153               $    10,958

     Basic earnings per share ....................  $      1.09               $      0.28
     Diluted earnings per share ..................  $      1.09               $      0.28


The unaudited pro forma data presented above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income and additional tax expense based on the Company's effective tax rate.

3.       WRITE-OFF OF CAPITALIZED SOFTWARE

In accordance with its ongoing review of capitalized software, in March 2000, the Company curtailed the development of a complex and proprietary information system. This comprehensive information system had been under development for approximately one year. After a period of field-testing, the Company determined that it was necessary to significantly alter the technological architecture of the system in order to reduce ongoing support, maintenance and communications costs. Accordingly, the Company recorded a pretax charge of approximately $6.8 million, of which $5.7 million was included in depreciation expense for the nine months ended June 30, 2000 to write-off the carrying value of the software costs, development costs and certain hardware and network infrastructure costs.

4.       LONG-TERM DEBT

Credit Facility

The Company has a $175.0 million revolving credit facility with Bank of America, N.A. as agent, as amended (the "Credit Facility"), that matures on July 30, 2001, and is used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. The Company's subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the Company's common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with certain financial covenants. The Company was in compliance with its financial covenants at June 30, 2000. As of June 30, 2000, the Company had outstanding indebtedness of $87.0 million under its Credit Facility, letters of credit outstanding of $1.2 million, and available capacity under the Credit Facility of $86.8 million. Availability of the Credit Facility is subject to customary drawing conditions.

Amounts outstanding under the Credit Facility will be classified as a current liability in our Balance Sheets presented after July 30, 2000, as the existing credit agreement expires one year from that date. The Company expects to renegotiate the credit agreement before its maturity.

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

As of June 30, 2000, the Company had outstanding options to purchase up to a total of approximately 5.9 million shares of Common Stock, of which approximately 1.4 million shares were vested and exercisable, issued pursuant to the Company's stock option plans. The shares used to calculate the historical earnings per share for the periods presented are summarized as follows:

                                                              Nine Months Ended June 30,
                                                          -----------------------------------
                                                             1999                    2000
                                                          -----------            -----------
          Weighted average shares outstanding............. 32,832,083             40,066,403
          Weighted average equivalent shares
               from outstanding stock options.............    486,364                583,138
                                                          -----------            -----------
                                                           33,318,447             40,649,541
                                                          ===========            ===========


                                                             Three Months Ended June 30,
                                                          ----------------------------------
                                                             1999                   2000
                                                          ------------           -----------
          Weighted average shares outstanding............. 34,966,934             40,443,370
          Weighted average equivalent shares
               from outstanding stock options.............    410,914                348,600
                                                          -----------            -----------
                                                           35,377,848             40,791,970
                                                          ===========            ===========

For the nine months ended June 30, 1999 and 2000, the Company excluded 0.4 million and 4.4 million stock options, respectively, from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

For the three months ended June 30, 1999 and 2000, the Company excluded 0.3 million and 5.1 million stock options, respectively, from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

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

In December 1999 the Company awarded 594,534 shares of common stock under its stock plans to certain of its employees. The awards vest in equal installments on May 31, 2000, and August 31, 2000, provided that the recipient is still employed by the Company. At the time of the awards, the market value of the awards was approximately $5.2 million. The Company is amortizing this amount to expense over the vesting period. During the nine months and three months ended June 30, 2000, this expense totaled approximately $4.1 million and $2.0 million, respectively. There were 295,537 shares of common stock vested under these plans on May 31, 2000. To fund employees related tax liabilities, 107,429 of these shares were cancelled and 188,108 of these shares were issued and are currently outstanding.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000

The following table presents selected unaudited historical financial information for the nine months ended June 30, 1999 and 2000. The historical results of operations of IES presented below includes the results of operations of its acquired companies beginning on their respective dates of acquisition.

                                                                        Nine Months Ended June 30,
                                                              ----------------------------------------------
                                                                1999           %         2000           %
                                                              --------      -------   ----------     -------
                                                                             (dollars in millions)
Revenues.................................................     $  693.1       100%    $  1,157.6        100%
Cost of services.........................................        544.8        79%         957.1         83%
                                                              ----------------------------------------------
Gross profit.............................................        148.3        21%         200.5         17%
Selling, general & administrative expenses...............         77.6        11%         150.8         13%
Goodwill amortization....................................          6.4         1%          10.0          1%
                                                              ----------------------------------------------
Income from operations...................................         64.3         9%          39.7          3%
Interest and other expense, net..........................          7.9         1%          16.1          1%
                                                              ----------------------------------------------
Income before income taxes...............................         56.4         8%          23.6          2%
Provision for income taxes...............................         23.9         3%          13.4          1%
                                                              ----------------------------------------------
Net income...............................................     $   32.5         5%    $     10.2          1%
                                                              ==============================================

REVENUES. Revenues increased $464.5 million, or 67%, from $693.1 million for the nine months ended June 30, 1999, to $1,157.6 million for the nine months ended June 30, 2000. The increase in revenues is primarily the result of acquisitions and increased construction activity in the markets we serve.

 GROSS PROFIT MARGIN. Gross profit margin increased $52.2 million, or 35%, from $148.3 million for the nine months ended June 30, 1999, to $200.5 million for the nine months ended June 30, 2000. Gross profit margin as a percentage of revenues decreased approximately 4%, from 21% for the nine months ended June 30, 1999 to 17% for the nine months ended June 30, 2000. The decrease in gross profit margin as a percentage of revenues is primarily the result of losses recorded on contracts, the mix of bid and negotiated contract work, the completion of certain contracts at lower than planned gross margins and the recording of additional claims reserves for our self-insured healthcare plan resulting from a higher level of employee participation and higher medical costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $73.2 million, or 94%, from $77.6 million for the nine months ended June 30, 1999, to $150.8 million for the nine months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues increased approximately 2% from 11% for the nine months ended June 30, 1999 to 13% for the nine months ended June 30, 2000. The increased selling, general and administrative expenses related to acquisitions was $25.9 million. Other increased selling, general and administrative costs primarily resulted from the need for additional infrastructure growth to support current operational initiatives, claims reserves related to the Company's self-insured health insurance plan, the non-cash compensation charge associated with the restricted stock awards and the write-off of costs associated with the Company's decision to curtail the development of its information system.

INCOME FROM OPERATIONS. Income from operations decreased $24.6 million, from $64.3 million for the nine months ended June 30, 1999, to $39.7 million for the nine months ended June 30, 2000. This decrease in income from operations is primarily attributed to the lower gross profit margins as previously discussed, higher selling, general and administrative expenses resulting from acquisitions, additional infrastructure costs, a higher funding level for claims in the Company's medical plan, a non-cash compensation charge related to restricted stock awards, the write-off of costs associated with the Company's decision to curtail the development of its information system and higher goodwill amortization resulting from acquisitions.

NET INTEREST AND OTHER EXPENSE. Interest and other expense, net increased from expense of $7.9 million for the nine months ended June 30, 1999, to $16.1 million for the nine months ended June 30, 2000, primarily as a result interest expense on borrowings to fund the Company's acquisitions and a full nine months of interest expense on the $150.0 million 9 3/8% Senior Subordinated Notes ("the Notes") due February 1, 2009.

PROVISION FOR INCOME TAXES. Our effective tax rate increased from the nine months ended June 30, 1999 to the nine months ended June 30, 2000. The higher effective tax rate for the current nine month period is the result of disproportionately lower pretax income than in the prior period together with higher non-deductible goodwill amortization and the non-deductible portion of the compensation expense associated with the restricted stock awards.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

The following table presents selected unaudited historical financial information for the three months ended June 30, 1999 and 2000. The historical results of operations of IES presented below includes the results of operations of its acquired companies beginning on their respective dates of acquisition.

                                                            Three Months Ended June 30,
                                                  ---------------------------------------------
                                                    1999          %           2000         %
                                                  --------     ------       --------     ------
                                                              (dollars in millions)
Revenues .................................        $  279.7      100%        $  452.1      100%
Cost of services .........................           217.8       78%           374.1       83%
                                                  ---------------------------------------------
Gross profit .............................            61.9       22%            78.0       17%
Selling, general & administrative expenses            32.0       11%            51.0       11%
Goodwill amortization ....................             2.5        1%             3.3        1%
                                                  ---------------------------------------------
Income from operations ...................            27.4       10%            23.7        5%
Interest and other expense, net ..........             3.8        2%             5.4        1%
                                                  ---------------------------------------------
Income before income taxes ...............            23.6        8%            18.3        4%
Provision for income taxes ...............            10.0        3%             8.2        2%
                                                  ---------------------------------------------
Net income ...............................        $   13.6        5%        $   10.1        2%
                                                  =============================================

REVENUES. Revenues increased $172.4 million, or 62%, from $279.7 million for the three months ended June 30, 1999, to $452.1 million for the three months ended June 30, 2000. The increase in revenues is primarily the result of acquisitions and increased construction activity in the markets we serve.

GROSS PROFIT MARGIN. Gross profit margin increased $16.1 million, or 26%, from $61.9 million for the three months ended June 30, 1999, to $78.0 million for the three months ended June 30, 2000. Gross profit margin as a percentage of revenues decreased approximately 5%, from 22% for the three months ended June 30, 1999 to 17% for the three months ended June 30, 2000. The decrease in gross profit margin as a percentage of revenues was primarily the result of losses recorded on contracts, the mix of bid and negotiated contract work and the completion of certain contracts at lower than planned gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $19.0 million, or 59%, from $32.0 million for the three months ended June 30, 1999, to $51.0 million for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues remained consistent for the three months ended June 30, 1999 and the three months ended June 30, 2000. The increased selling, general and administrative expenses related to acquired companies was $9.0 million. The other increased selling, general and administrative costs primarily resulted from the additional growth from acquisitions, need for additional infrastructure to support current operational initiatives and the non-cash compensation charge associated with restricted stock awards.

INCOME FROM OPERATIONS. Income from operations decreased $3.7 million, from $27.4 million for the three months ended June 30, 1999, to $23.7 million for the three months ended June 30, 2000. This decrease in income from operations is primarily attributed to lower gross profit margins previously explained and a non-cash compensation charge associated with the restricted stock awards and increased goodwill amortization resulting from acquisitions.

NET INTEREST AND OTHER EXPENSE. Interest and other expense, net increased from expense of $3.8 million for the three months ended June 30, 1999, to $5.4 million for the three months ended June 30, 2000, primarily as a result of interest expense on borrowings to fund the Company's acquisitions.

PROVISION FOR INCOME TAXES. Our effective tax rate increased from the three months ended June 30, 1999 to the three months ended June 30, 2000. The higher effective tax rate for the current three month period is the result of disproportionately lower pretax income than in the prior period together with higher non-deductible goodwill amortization and the non-deductible portion of the compensation expense associated with restricted stock awards.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had cash and cash equivalents of $0.8 million, working capital of $175.4 million, $87.0 million in outstanding borrowings under our Credit Facility (defined below), $1.2 million of letters of credit outstanding, and available capacity under our Credit Facility of $86.8 million.

During the nine months ended June 30, 2000, we generated $40.6 million of net cash from operating activities. Net cash flow from operating activities is comprised of $28.7 million of non-cash charges including approximately $5.7 million related to the Company's decision to curtail the development of its information system and approximately $4.1 million of compensation expense related to restricted stock awards, decreased by a $26.5 million increase in receivables, increased by a $20.2 million increase in accounts payable and accrued expenses as a result of the timing of payments and further increased by a $22.6 million increase in billings in excess of costs and estimated earnings on uncompleted contacts, with the balance of the change due to other working capital changes. Net cash used by investing activities included capital expenditures of approximately $21.1 million and cash payments toward acquisitions of approximately $33.2 million. Net cash flow provided by financing activities includes net borrowings of $9.8 million.

During the three months ended June 30, 2000, we generated $23.2 million of net cash from operating activities. Net cash flow from operating activities is comprised of $8.6 million of non-cash charges including approximately $2.0 million of compensation expense related to the restricted stock awards, decreased by a $27.1 million increase in receivables, increased by a $11.4 million increase in accounts payable and accrued expenses as a result of the timing of payments and further increased by a $18.0 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, with the balance of the change due to other working capital changes. Net cash used by investing activities included capital expenditures of approximately $5.7 million and cash payments towards acquisitions of approximately $1.0 million. Net cash used by financing activities includes paydowns on debt of $25.2 million.

We have a $175.0 million revolving credit facility with Bank of America, N.A. as agent that matures on July 30, 2001 (the "Credit Facility"). The Credit Facility is used for working capital, acquisitions, capital expenditures and other corporate purposes. The amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate ("LIBOR") plus 1.0% to 2.0%, as determined by the ratio of our total funded debt to EBITDA (as defined), or (b) the higher of (i) the bank's prime rate and (ii) the Federal Funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.25% to 0.375%, as determined by the ratio of our total funded debt to EBITDA, are due on any unused borrowing capacity under the Credit Facility. Our subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the Credit Facility is secured by the capital stock of the guarantors and the accounts receivable of the Company and the guarantors. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to incur other indebtedness and requires us to comply with certain financial covenants. Availability of the Credit Facility is subject to customary drawing conditions. As of August 10, 2000, we have available borrowing capacity under our Credit Facility of approximately $82.8 million. The Company was in compliance with its financial covenants at June 30, 2000.

Amounts outstanding under the Credit Facility will be classified as a current liability in our Balance Sheets presented after July 30, 2000, as the existing credit agreement expires one year from that date. We expect to renegotiate the credit agreement before its maturity.

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

We anticipate that our existing cash, cash flow from operations and borrowings under our Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk. We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt, with both fixed and floating interest rates. Our debt with fixed interest rates primarily consists of the Senior Subordinated Notes. Our debt with variable interest rates is primarily the Credit Facility. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2000.

                               2001          2002          2003         2004         2005       Thereafter      Total
                               ----          ----          ----         ----         ----       ----------      -----
Liabilities-Long-Term Debt:
    Variable Rate........... $ 87,000            -             -            -            -             -      $ 87,000

    Average Interest Rate...   7.851%       7.851%        7.851%       7.851%       7.851%        7.851%        7.851%

    Fixed Rate..............        -            -             -            -            -      $150,000      $150,000

    Average Interest Rate...   9.375%       9.375%        9.375%       9.375%       9.375%        9.375%        9.375%



                                                                                                           Fair
                                                                                        Total              Value
                                                                                        -----              -----
Liabilities - Long Term Debt:
   Variable Rate.............................................................          $ 87,000          $ 87,000
   Fixed Rate................................................................          $150,000          $124,000

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

         A.   EXHIBITS:


                27.1        Financial Data Schedule

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


                                     INTEGRATED ELECTRICAL SERVICES, INC.


Date: August 14, 2000                By:   /s/ William W. Reynolds
                                        ----------------------------------------
                                           William W. Reynolds
                                           Executive Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
    27.1                    Financial Data Schedule
