Form 10-K405
period 2000-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2000-12-19
CIK 1048268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

             1800 WEST LOOP SOUTH
                  SUITE 500
                HOUSTON, TEXAS                                     77027
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 860-1500

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    Common Stock, par value $.01 per share                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by checkmark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    As of December 14, 2000, there were outstanding 40,817,741 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $187.8 million.

                       DOCUMENT INCORPORATED BY REFERENCE

    The information called for by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 7, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                      INTEGRATED ELECTRICAL SERVICES, INC.

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1      BUSINESS....................................................    3
2      PROPERTIES..................................................   16
3      LEGAL PROCEEDINGS...........................................   16
4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   16
4A     EXECUTIVE OFFICERS..........................................   16

                                 PART II
5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.......................................   17
6      SELECTED FINANCIAL DATA.....................................   18
7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.................................   19
7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK......................................................   23
8      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................   25
9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE..................................   47

                                PART III
10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   48
11     EXECUTIVE COMPENSATION......................................   48
12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT................................................   48
13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   48

                                 PART IV
14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K...............................................   48

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes certain statements, including statements relating to the Company's expectations of its future operating results, that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on the Company's expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties relating to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and due to seasonality (see "Business -- Risk Factors"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                     PART I

ITEM 1. BUSINESS

    In this annual report, the words "IES," the "Company," "we," "our," "ours," and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year is not a calendar year and ends on September 30.

    We are one of the largest providers of specialty contracting services in the United States. In late 1997, we recognized a significant opportunity for a well-capitalized company with a nationwide presence to realize substantial competitive advantages by capitalizing on the fragmented nature of the electrical services industry. We began operations on January 30, 1998 in order to create a nationwide provider of electrical services. We have expanded our focus to include a complementary core business in the communications market. For the year ended September 30, 2000, we generated revenues of $1.7 billion and earnings before interest, taxes, depreciation and amortization of $102.6 million.

    According to the most recently available data, the electrical contracting industry generated annual revenues in excess of $77 billion in 1999. This data also indicates that the electrical contracting industry is highly fragmented with more than 67,000 companies, most of which are small, owner-operated businesses. We estimate that there are only ten U.S. electrical contractors with revenues in excess of $200 million. Overall spending in the U.S. communications infrastructure market was approximately $138 billion in 1999, an increase of 17% from 1998 and nearly 37% from 1997. F.W. Dodge data indicates that total construction industry revenues have grown at an average compound rate of approximately 9% from 1995 through 2000. Over the same period, our pro forma combined revenues increased at a compound annual rate of approximately 13%. We believe we have attained this growth in revenues primarily because our companies: have been in business an average of 18 years; have strong relationships with customers; have effectively employed industry best practices; and have focused on larger projects.

INDUSTRY OVERVIEW

    General. Virtually all construction and renovation in the United States generates demand for electrical and communications solutions. We believe that electrical work generally accounts for approximately:

    - substantially all of the construction costs of outside plant projects;

    - 50% to 60% of total construction costs for switching centers;

    - 8% to 12% of the total construction cost of commercial and industrial projects; and

    - 5% to 10% of the total construction cost for residential projects.

    In recent years, electrical and communications solutions providers have experienced a growing demand for their services due to:

    - more stringent electrical codes;

    - increased use of electrical power;

    - an increased drive toward outsourcing;

    - demand for increased bandwidth;

    - demand for bundled services; and

    - the construction of smart houses with integrated computer, temperature control and safety systems.

THE MARKETS WE SERVE

    Commercial and Industrial Market. Our commercial and industrial work consists primarily of electrical installations and upgrade, renovation and replacement work in:

    - office buildings;

    - high-rise apartments and condominiums;

    - theaters;

    - restaurants;

    - hotels;

    - hospitals;

    - school districts;

    - manufacturing and processing facilities;

    - military installations;

    - airports; and

    - refineries, petrochemical and power plants.

    Our commercial customers include:

    - general contractors;

    - developers;

    - building owners;

    - engineers; and

    - architects.

    Our industrial customers include:

    - facility owners and managers;

    - general contractors;

    - engineers;

    - consultants; and

    - architects.

    Demand for our commercial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1995 through 2000, our pro forma revenues from commercial work have grown at a compound annual rate of approximately 9% per year and represented approximately 39% of our revenues for the year ended September 30, 2000.

    Our industrial revenues are derived from significant contracts for new construction, upgrade, renovation and replacement service and maintenance work. Demand for our industrial services is often driven by facility upgrades and replacements. We also believe demand is driven by general activity levels in the particular industries served, which is in turn affected by general economic conditions. From fiscal 1995 through 2000, our pro forma revenues from industrial work have grown at a compound annual rate of approximately 14% per year and represented approximately 28% of our revenues for the year ended September 30, 2000.

    Residential Market. Our work for the residential market consists primarily of electrical installations in new single-family housing and low-rise multifamily housing for customers, which include local, regional and national homebuilders and developers. We believe demand for our residential services is dependent on the number of single family and multi-family home starts. Single-family home starts are affected by the level of interest rates and general economic conditions. Competitive factors particularly important in the residential market include our ability to develop relationships with homebuilders and developers by providing services in each area of the country in which they operate. This ability has become increasingly important as consolidation has occurred within the residential construction industry and homebuilders and developers have sought out service providers on whom they can rely for consistent service in all of their operating regions.

    We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market. Our residential business has experienced significant growth and we have not seen a negative impact from the recent rise in interest rates. Our pro forma revenues from residential electrical contracting have grown at a compound annual rate of approximately 18% from fiscal 1995 through 2000 and represented approximately 15% of our revenues for the year ended September 30, 2000.

    Service and Maintenance Market. Our service and maintenance revenues are derived from service calls and routine maintenance contracts and tend to be recurring and less sensitive to economic fluctuations. Our pro forma revenues from the service and maintenance market have grown at a compound annual rate of approximately 14% from fiscal 1995 through 2000 and represented approximately 8% of our revenues for the year ended September 30, 2000.

    Communications Solutions Market. We have become a national designer and installer of communications and information technology systems. We service three types of telecom infrastructure services customers: outside plant; network enterprise services; and switch network services.

    Outside plant provides installation, service, maintenance, design and engineering of external infrastructure within both the telecommunications and electric power line markets. Outside plant includes cables, wires, poles, towers, substations, and other equipment located between a point at which operational control or ownership of facilities changes from one organizational entity to another.

    Network enterprise services provides installation, design, support services, and engineering to property owners or businesses requiring infrastructure support of communication or network equipment related to in-building wiring of local-area or wide-area configuration of industrial, commercial or residential buildings.

    Switch network services provides equipment installation, design, and support of infrastructure services to a common carrier switching center in which trunks and loops are terminated and switched.

    We believe the demand for our communications services will be driven by the following factors: the pace of technological change; the overall growth in voice and data traffic; the increasing use of personal computers and modems, with particular emphasis on the speed with which information can be retrieved from the Internet.

    Our revenues from the communications market represented approximately 10% of our revenues for the year ended September 30, 2000.

COMPETITIVE STRENGTHS

    We believe several factors give us a competitive advantage in our markets, including our:

    - Geographically diverse operations -- which enable us to effectively service large customers across operating regions, including regional and national telecommunications companies and homebuilders, national retailers and other commercial businesses, as well as to lessen the impact of regional economic cycles;

    - Diverse business lines -- which provide greater stability in sales revenue;

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

    - Strong capitalization -- which gives us access to the capital markets; and

    - Experienced management -- which owns in excess of 15% of our outstanding common stock and includes executive management with extensive electrical, communication and public company experience, as well as regional and local management which have established reputations in their local markets.

BUSINESS STRATEGY

    We have built a national specialty contracting services platform through the acquisition and integration of multiple electrical contracting and communications solutions businesses. These businesses are complementary in that we believe customers will choose to do business with the "best in class" provider of both electrical and communications solutions. Our strategy is to utilize our national presence and strong balance sheet to further expand these core businesses. We believe that our corporate scale as well as opportunities in leveraged ventures and opportunities from our horizontal scope provide significant value creation.

    Complementary Core Businesses. We offer a broad range of electrical and communications solutions, including installation and design, for both new and renovation projects in the commercial, industrial and residential markets. We also offer long-term and per call maintenance services, which generally provide recurring revenues that are relatively independent of levels of construction activity.

    In some markets we offer design-and-build expertise and specialized services, which typically require specific skills and equipment, in order to provide value added services to the customer and to earn higher margins than those generated by general electrical contracting and maintenance services. We also act as a subcontractor, and in some cases a general contractor, for a variety of national, regional and local builders in the installation of electrical and other systems.

    Commercial and Industrial. New commercial and industrial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow the contractor to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to the owner for payment, less a retainage of 5% to 10% of the construction cost of the project. Actual fieldwork is coordinated during these phases, including:

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

    Residential. New residential installations begin with a builder providing potential subcontractors the architectural or electrical drawings for the residences within the tract being developed. We typically submit a bid or contract proposal for the work. Our personnel analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required to complete the project. We deliver a written bid or negotiate an arrangement for the job. The installation work is coordinated by our field supervisors along with the builder's personnel. Payments for the project are generally obtained within 30 days, at which time any mechanics' and materialmen's liens securing these payments are released. Interim payments are often obtained to cover labor and materials costs on larger projects.

    Service and Maintenance. Service and maintenance is supplied on a long-term and per call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per call service and maintenance is initiated when a customer requests emergency repair service. We then call the client to schedule periodic maintenance work. Service technicians are scheduled for the call or routed to the customer's residence or business by the dispatcher. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

    - travels to the residence or business;

    - interviews the customer;

    - diagnoses the problem;

    - prepares and discusses a price quotation; and

    - performs the work and often collects payment from the customer.

    Most work is warrantied for thirty days.

    Communications Solutions. Communications work can be either regional infrastructure, which involves running lines cross country, or site-specific installation of cabling in a new or existing structure. Infrastructure work is similar in nature to power line work. Installation of cabling in a new or existing structure is usually done for general contractors, computer network consultants or end-users. The work is similar to the installation of electrical wiring in commercial or residential structures. However, because the materials and some of the methods used in the installation of data cabling differ from those used in the installation of electrical wiring, the work is typically performed by technicians who specialize in data cabling. Our communications projects include all phases of the design and installation of voice, data and communications systems. These projects may range from the networking of small, single-office PC-based systems to wiring communications networks for multi-site institutions such as large universities. As part of this business, we provide extensive design and consulting services in order to configure a system that will meet our customers' needs. Large communications projects often include traditional electrical contracting elements and create an opportunity for us to better serve the overall needs of the customer and to capture a larger percentage of that project's contractor expenditures. Large installation projects also provide the opportunity for recurring service and, in some cases, monitoring revenues. Our operations in the information technology market are currently focused on site-specific installations.

    Our power line work begins with a request for bids from either an electric utility or a general contractor. We analyze the plans provided and determine the amount of the bid. Once the project is awarded, it is conducted in scheduled phases, and progress billings are rendered for payment. This work is capital intensive, requiring the use of various pieces of heavy equipment. Additionally, the electricians that perform power line work must be highly skilled in order to work with the high voltage power lines. In addition to running the lines, we often construct the towers that carry the lines as well as electrical substations.

    Major Customers. We have a diverse customer base. During the year ended September 30, 2000, we had one customer, MCI Worldcom Network Services, Inc., which represented 11% of our revenues. Excluding that customer, we had no single customer accounting for more than 3% of our revenues for the year ended September 30, 2000. As a result of emphasis on quality and worker reliability, our management and a dedicated sales and work force have been responsible for developing and maintaining successful relationships with key customers. Customers generally include:

    - general contractors;

    - developers;

    - building owners;

    - consulting engineers;

    - architects;

    - facility owners and managers of large retail establishments, office buildings, apartments and condominiums, theaters and restaurants;

    - consultants;

    - hotels and casinos;

    - manufacturing and processing facilities;

    - arenas and convention centers;

    - refineries and petrochemical and power plants;

    - hospitals;

    - school districts;

    - utilities;

    - military and other government agencies; and

    - airports and car lots.

    Some of our better-known customers include:

    - Home Depot;

    - Dell Computer;

    - Lucent Technologies;

    - Lowe's;

    - American Airlines;

    - Wal-Mart;
- Dow Chemical;

- Intel;

- Federal Express;

- Motorola;

- Amazon.com; and

- Texaco.

    We intend to continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service.

    Scale. Our scale provides us with advantages not available to smaller companies. Our size allows us to attract the best talent to create solutions for our customers. Our geographic diversity allows us to provide solutions to customers across the country. Because of our size, we are focusing on profit enhancement by leveraging our purchasing power to achieve cost savings and providing technologically superior information systems efficiently and cost effectively to our operating locations. We are also able to invest in a company-wide quality initiative to improve the quality of our services and motivate our workforce to perform beyond expectation.

    Attract and Retain Quality Employees. Our ability to attract and retain qualified electricians is a critical competitive factor in an industry like ours where there are local shortages of skilled workers. We plan to continue to attract and train skilled employees by:

    - extending active recruiting and training programs;

    - offering stock-based compensation for key employees; and

    - offering expanded career paths and more stable income through a larger public company.

    Employee Screening, Training and Development. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, our safety practices and other internal policies. We support and fund continuing education for our employees, as well as apprenticeship training for our technicians under the Bureau of Apprenticeship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for four years may seek to become journeymen electricians and, after additional years of experience, master electricians. We pay progressive increases in compensation to employees who acquire this additional training, and more highly trained employees serve as foremen, estimators and project managers. Our master electricians are licensed in one or more cities or other jurisdictions in order to obtain the permits required in our business, and some employees have also obtained specialized licenses in areas including security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

    We actively recruit and screen applicants for our technical positions and have established programs in some locations to recruit apprentice technicians directly from high schools and vocational technical schools. Prior to employment, we make an assessment of the technical competence level of all potential new employees, confirm background references, conduct random drug testing and check criminal and driving records.

    National Accounts. We currently have a number of clients that operate on a regional or national basis, including: developers, contractors, homebuilders and owners of nationwide chains. We are able to leverage our national footprint and offer these customers service in many, if not all, required geographies. Because we understand the demands and needs of our customers based on prior, substantially similar projects, we are able to configure and install systems to their specifications on a more timely and cost-efficient basis than other locally operated electrical contractors by utilizing best practices that result in higher gross profit margins. In addition, we have the available resources to provide service for large-scale projects. In order to capitalize on this opportunity, we have established a separate marketing team that is responsible for obtaining and developing national contracts. We believe our existing local and regional relationships and the expanded sales force will enable us to capture additional revenues from national accounts.

    We believe that significant demand exists from these companies to utilize the services of a single electrical and communications solutions provider from whom they can obtain consistent service that meets their quality requirements. This demand is at least partially driven by the recent consolidation among a number of our principal customers. National Accounts is targeting additional communications projects and is actively pursuing relationships with the regional bell operating companies, competitive local exchange carriers and building local exchange carriers.

    Purchasing. As a result of economies of scale derived through its acquisitions, we have been able to purchase equipment, parts and supplies at discounts comparable to historical levels. In addition, as a result of our size, we are also able to lower our costs of the following:

    - the purchase or lease of vehicles;

    - bonding, casualty and liability insurance;

    - retirement benefits administration;

    - office and computer equipment; and

    - marketing and advertising.

Substantially all the equipment and component parts we sell or install are purchased from manufacturers and other outside suppliers. We are not materially dependent on any single outside supplier source.

    Blocking and Tackling. We are committed to performing those controls and procedures that provide consistent, accurate and predictable results of operations. Some of the controls and procedures which we have in place are:

    - an automated reporting package which includes internal checks and cross references to ensure completeness and accuracy of the monthly financial results. This "formalized" reporting package also requires discussion of individual results;

    - we perform a "home and away" series of quarterly reviews which involve our senior management team and the individual company presidents. Every other quarter, company presidents conduct these meetings at or near their "home" locations and on remaining quarters attend an "away" meeting at the Company's home office in Houston. The content of such meetings includes discussing previous operating results, forecasts for the future, issues, opportunities and concerns;

    - we have formalized the planning process which involves analyzing industry trends at a county level for each company. This planning process also formalizes the capital allocation process; and

    - we are defining and rolling out the best practices in estimating, bidding and job control and management to ensure consistency across reporting units.

    Information Systems. We are currently beginning an Enterprise Resource Planning ("ERP") software package rollout for implementation across all operating companies. ERP applications are paramount to a growing business with a diverse geographic platform. Additionally, we have selected a financial reporting and forecasting application to complement the ERP application and provide increased structure and analytical tools to the reporting process. We plan an estimated $10 million rollout over a 18-24 month period that will begin during the first quarter of fiscal 2001. Implementing a new ERP system with a financial reporting application will allow us to obtain real time operating performance and perform detailed analysis.

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

    Quality. We are focusing all aspects of the business on quality including providing quality services and products to our customers and ensuring quality processes internally. We have partnered with a consulting firm to evaluate and define our processes and make recommendations for process improvement. The quality program kick off occurred in November 2000 at our annual company-wide conference and will be rolled out across our company.

    Ventures. We intend to leverage our complementary core businesses of electrical and communication solutions which are primarily "margin on labor" businesses into early life cycle industries where our national footprint and skill can create value. We are evaluating investment opportunities in e-commerce, distributed generation, and communications.

    Significant opportunities exist in the distributed generation (on-site power generation) market. We believe growth of distributed generation will be impacted by several key factors: (i) the pace of utility deregulation, (ii) distributed generation technology improvements, (iii) customer need for reliable power and
(iv) price volatility in power and gas markets. IES can benefit by investing in early life cycle technology, leveraging its existing design and build capabilities to create a national installer relationship and provide long-term ongoing maintenance. We have committed to invest up to $5.0 million to EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. At September 30, 2000, the our investment was $0.5 million.

    A venture with a communications company provides significant growth opportunities. Those opportunities include (i) gaining access through relationships, (ii) performing physical contracting work and (iii) providing ongoing service. We have invested $1.0 million in MetStream Communications, Inc. ("MetStream"), a newly formed integrated communications service provider targeting high-density residential communities with next-generation, broadband services throughout the Pacific Northwest. MetStream plans to bypass incumbent providers of cable, voice and data services in order to bring broadband services to the multi-dwelling, multi-tenant and hospitality industries. MetStream's business plan will include service packages that are bundled and provided to consumers at competitive prices and in one simple, integrated monthly bill. MetStream's initial round of capital raising completed in August, 2000 totaled $4.0 million.

    We intend to establish a relationship with an e-commerce portal to procure goods and services. We believe this relationship will provide: (i) efficiencies in the delivery of supplies and the ability to track purchases, (ii) the ability to reap rewards through potential equity ownership in the portal and (iii) potential future earnings streams through ongoing ventures.

    Scope. We intend to leverage economies of scope to serve a larger share of customer needs by cross selling services to satisfy electrical contracting and communications solutions needs. We also intend to utilize our field labor between electrical contacting and communications solutions. We expect this will drive faster growth and reduce sales and marketing costs.

    Focused Growth. Our growth strategy going forward is to expand our complementary core businesses through selected acquisitions, primarily focused on communications solutions and service. We believe that such acquisitions will complement and expand our existing business platforms. Although our growth strategy is focused primarily on communications solutions and service companies, we will consider strategic commercial, industrial and residential acquisitions to expand products, services and geographic coverage. We will focus on companies with an experienced management, an entrepreneurial attitude and a willingness to learn and share improved business practices through open communications. Acquisition candidates must also be financially stable, have a strong presence in the market in which they operate and have the customer base necessary to integrate with or complement our existing business.

    Integration of Acquisitions. Successful integration of the companies we have acquired is an important focus for us. The work necessary to integrate the operations of an acquired company is begun prior to the closing of the transaction. In the process of financial, operational and legal due diligence, we often identify a number of areas in which efficiencies can be realized in the integration process. We are assisted in this process by employing outside accountants who specialize in the construction industry to conduct extensive financial due diligence on the books and financial records of the target company. These accountants are directed to draw our attention to areas of potential improvement they may encounter. At the closing, the acquired company is added to our insurance and bonding policies, which typically results in an immediate cost savings. Our financial reporting package is put into place shortly after closing so that the results of operations of the acquired company can be reported to IES in a timely standardized format and easily incorporated into our consolidated reports. Upon joining IES the management of acquired companies is introduced to our policies and financial goals and attends regularly scheduled national and regional best practices forums as well as regional management meetings on an ongoing basis. In this manner, we attempt to share efficiencies throughout our operations while maintaining the entrepreneurial atmosphere of the acquired business.

COMPETITION

    The electrical contracting and communications solutions industries are highly fragmented and competitive. Most of our competitors are small, owner-operated companies that typically operate in a limited geographic area. There are few public companies focused on providing electrical and communications solutions services. In the future, competition may be encountered from new market entrants. Competitive factors in the electrical contracting industry include:

    - the availability of qualified and licensed electricians or qualified technicians;

    - safety record;

    - cost structure;

    - relationships with customers;

    - geographic diversity;

    - ability to reduce project costs;

    - access to technology;

    - experience in specialized markets; and

    - ability to obtain bonding.

    See "Risk Factors."

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

RISK MANAGEMENT AND INSURANCE

    The primary risks in our operations include health, bodily injury, property damage and injured worker's compensation. We maintain automobile and general liability insurance for third party health, bodily injury and property damage and workers' compensation coverage, which we consider appropriate to insure against these risks, subject to large deductibles.

EMPLOYEES

    At September 30, 2000, we had approximately 15,500 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

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

    - tax implications for homebuyers;

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

A SIGNIFICANT AMOUNT OF OUR HISTORIC GROWTH HAS OCCURRED THROUGH THE ACQUISITION OF EXISTING BUSINESSES; HOWEVER, FUTURE ACQUISITIONS WILL BE MADE ON A SELECTIVE BASIS AND MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

    Historically, a significant amount of our growth has come through acquisitions. We have significantly diminished our acquisition activity but will consider selective, strategic acquisitions going forward that complement our expand our existing business. Each acquisition, however, involves a number of risks. These risks include:

    - the diversion of our management's attention from our existing businesses to integrating the operations and personnel of the acquired business;

    - possible adverse effects on our operating results during the integration process; and

    - our possible inability to achieve the intended objectives of the combination.

    We may seek to finance an acquisition through borrowings under our credit facility or through the issuance of new debt or equity securities. If we should proceed with a relatively large cash acquisition, we could deplete a substantial portion of our financial resources to the possible detriment of our other operations. Any future acquisitions could also dilute the equity interests of our stockholders, require us to write off assets for accounting purposes or create other undesirable accounting issues, such as significant expenses for amortization of goodwill or other intangible assets.

THERE IS CURRENTLY A SHORTAGE OF QUALIFIED ELECTRICIANS. SINCE THE MAJORITY OF OUR WORK IS PERFORMED BY ELECTRICIANS, THIS SHORTAGE MAY NEGATIVELY IMPACT OUR BUSINESS, INCLUDING OUR ABILITY TO GROW.

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

    - our labor expenses will not increase as a result of a shortage in the skilled labor supply; and

    - we will not be able to grow as a result of labor shortages.

DUE TO SEASONALITY AND DIFFERING REGIONAL ECONOMIC CONDITIONS, OUR RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD.

    Our business can be subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Our quarterly results may also be affected by the regional economic conditions. Accordingly, our performance in any particular quarter may not be indicative of the results, which can be expected for any other quarter or for the entire year.

IN THE FUTURE, WE MAY NEED TO INCUR ADDITIONAL DEBT IN ORDER TO FUND WORKING CAPITAL OR FOR OTHER PURPOSES. OUR CURRENT CREDIT FACILITY EXPIRES ON JULY 30, 2001 AND WE CANNOT BE CERTAIN OF THE TERMS OF ANY RENEWAL OR REFINANCING OF SUCH FACILITY.

    Our ability to fund working capital may require us to incur additional debt in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, our business will be materially adversely affected.

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

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT. OUR CURRENT DEBT LEVEL COULD LIMIT OUR ABILITY TO FUND FUTURE WORKING CAPITAL NEEDS AND INCREASE OUR EXPOSURE DURING ADVERSE ECONOMIC CONDITIONS.

    Our indebtedness could have important consequences. For example, it could:

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

    - place us at a disadvantage compared to a competitor that has less debt;
      and

    - limit, with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on us.

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

THE LOSS OF A GROUP OF KEY PERSONNEL, EITHER AT THE CORPORATE OR OPERATING LEVEL, COULD ADVERSELY AFFECT OUR BUSINESS.

    The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our current and future executive officers, senior management and management personnel at the companies we have acquired. A criteria we use in evaluating acquisition candidates is the quality of their management. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. If we lose a group of key personnel, our operations could be adversely affected. We do not maintain key man life insurance.

THE ESTIMATED LIFE OF GOODWILL MAY CHANGE. THIS COULD REDUCE OUR FUTURE REPORTED EARNINGS.

    When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible assets of the business we acquire. As of September 30, 2000, "goodwill" represents 49% of assets and 98% of stockholders' equity. GAAP requires us to amortize this and all other intangible assets over the period benefited. We have determined that period to be no less than 40 years. On an ongoing basis we evaluate the useful life of all our assets. If we were to assign a shorter life to a material portion of the goodwill, earnings reported in periods immediately following acquisitions would be reduced. Earnings in later years could be significantly affected if management determined then that the remaining balance of goodwill was impaired.

    If it turns out that the period should have been shorter, earnings reported in periods right after the acquisition would be overstated. Then in later years, we will be burdened by a continuing charge against earnings, without the benefit to income we thought we would get when we agreed on the purchase price. Earnings in later years might also be significantly worse if we determine then that the remaining balance of goodwill is overstated.

ITEM 2. PROPERTIES

    We operate a fleet of owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.

    At September 30, 2000, we maintained branch offices, warehouses, sales facilities and administrative offices at 150 locations. Substantially all of our facilities are leased. We lease our home office located in Houston, Texas.

    Our properties are generally adequate for our present needs, and we believe that suitable additional or replacement space will be available as required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS

    H. David Ramm has been the Chief Executive Officer and President of the Company since March 2000. From 1997 to 2000, Mr. Ramm was employed by Enron Corp., most recently as President of Enron Wind Corp., a world leader in the renewable energy market with a focus on clean, environmentally benign power generation. Prior to 1997, Mr. Ramm held various senior management positions with United Technologies Corporation, including Senior Vice President of Pratt & Whitney Space Propulsion, Chairman and Chief Executive Officer of International Fuel Cells Corporation, and Sales and Marketing Vice President of Otis Elevator. Mr. Ramm serves the board of directors for CountryWatch.com, Millenium Cell, Inc., a Nasdaq corporation, and Fabrication Technologies Corp.

    Ben L. Mueller has been Chief Operating Officer and a Director of the Company since 1998. Prior to that time, Mr. Mueller was the Executive Vice President of Houston-Stafford Electric, Inc. ("Houston-Stafford"), one of the Company's subsidiaries, since 1993 and served as Vice President of Houston-Stafford since 1975. Mr. Mueller is a past member of the board of the IEC, Houston Chapter, and has served on the Electrical Board for the city of Sugar Land, Texas.

    William W. Reynolds has been the Chief Financial Officer and Executive Vice President of the Company since June 2000. Mr. Reynolds joined IES after having most recently served as Vice President and Treasurer of Peoples Energy Corporation in Chicago, Illinois from 1998 to 2000. Prior to his appointment with Peoples Energy Corporation, Mr. Reynolds was Vice President and Project Finance Corporate Officer for MCN Energy Group, Inc. in Detroit, Michigan from 1997 to 1998. Prior to 1997, Mr. Reynolds spent seventeen years with BP Amoco Corporation.

    John F. Wombwell has been Executive Vice President, General Counsel and Secretary of IES since November 1999. From January 1998 to November 1999, Mr. Wombwell was Senior Vice President, General Counsel and Secretary of IES. Prior to that time, Mr. Wombwell was a partner at Andrews & Kurth L.L.P., where he practiced law in the area of corporate and securities matters.

    Herbert R. Allen has been Senior Vice President -- Eastern Operations since January 2000 and served as a Regional Operating Officer of the Company from June 1998 to January 2000. Prior to September 2000, Mr. Allen served as the President of H.R. Allen, Inc., one of the Company's subsidiaries.

    Bob Weik has been Senior Vice President -- West Area since January 2000 and has served as a Regional Operating Officer of the Company since May 1998 and as President of BW Consolidated, Inc. and related entities ("Bexas-Calhoun"), one of the Company's subsidiaries, since its inception in 1997.

    James Thurman has been Senior Vice President -- Business Development of the Company since January 2000 and served as Vice President of National Accounts from January 1999 till January 2000. Prior to January

1999, Mr. Thurman was President of Thurman & O'Connell Corporation, one of the Company's subsidiaries, since 1988. Mr. Thurman is a member of the Executive Board of the IEC, presently serving as First Vice President for 1999 through 2000 and is President elect for 2001.

    Robert Stalvey has served as Vice President -- Special Projects since July, 1999 and a director of the Company since 1998. Prior to that time he served as Vice President of Ace Electric, Inc. ("Ace"), one of the Company's subsidiaries, since 1976.

    Neil J. DePascal, Jr. has been the Chief Accounting Officer of the Company since July 1999. From August 1997 to January 1999, he served as Executive Vice President and Chief Financial Officer of Collectibles USA, Inc. From October 1992 to August 1997, he served as Treasurer of Owen Healthcare, Inc., a Houston based provider of hospital pharmacy management services. Mr. DePascal is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock trades on the NYSE under the symbol "IEE." The following table presents the quarterly high and low sales prices for the Common Stock on the NYSE since October 1, 1998.

                                                              HIGH     LOW
                                                              ----     ---
FISCAL YEAR ENDED SEPTEMBER 30, 1999
First Quarter...............................................   22 5/8  12 3/8
Second Quarter..............................................   23 5/16 13
Third Quarter...............................................   18 7/8  13 7/8
Fourth Quarter..............................................   18 7/8  12 3/8
FISCAL YEAR ENDED SEPTEMBER 30, 2000
First Quarter...............................................   15 3/4   8 3/4
Second Quarter..............................................    9 3/4   4 1/2
Third Quarter...............................................    5 9/16  4 3/8
Fourth Quarter..............................................    8       4 3/4

    As of December 14, 2000 there were approximately 861 holders of record of the Company's common stock.

    We do not anticipate paying cash dividends on our common stock in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends on the common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    On January 30, 1998, we completed our initial public offering of common stock. In accordance with the SEC's Staff Accounting Bulletin No. 97, IES results of operations for periods prior to January 30, 1998 reflect the historical accounts of the accounting acquirer restated for the effect of the acquisition accounted for as a pooling of interests. The results of operations for businesses acquired subsequent to January 29, 1998 are included in the results of operations beginning on their respective dates of acquisition. The accounting acquirer's results of operations through January 30, 1998 include a non-cash, non-recurring compensation charge of approximately $17.0 million required by the SEC in connection with a note receivable and rights held by the accounting acquirer which were exchanged for cash and shares of our common stock. The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries and the notes thereto included in Item 8, "Financial Statements and Supplementary Data." The selected historical financial information for the nine months ended September 30, 1997 has been derived from the unaudited consolidated financial statements of IES, which have been prepared on the same basis as the audited financial statements and, in the Company's opinion reflect all adjustments necessary for a fair presentation of such data. The results of operations for the interim period presented should not be regarded as indicative of the results that may be expected for a full year.

                                               NINE MONTHS
                                YEAR ENDED        ENDED                 YEAR ENDED SEPTEMBER 30,
                               DECEMBER 31,   SEPTEMBER 30,   ---------------------------------------------
                                   1996           1997          1997       1998        1999         2000
                               ------------   -------------   --------   --------   ----------   ----------
                                               (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues.....................    $101,431        $92,379      $117,111   $386,721   $1,035,888   $1,672,288
Cost of services (including
  depreciation)..............      85,081         76,306        95,937    306,052      816,715    1,372,537
                                 --------        -------      --------   --------   ----------   ----------
Gross profit.................      16,350         16,073        21,174     80,669      219,173      299,751
Selling, general and
  administrative expenses....      10,228         10,222        14,261     47,390      113,871      221,519
Non-cash, non-recurring
  compensation charge........          --             --            --     17,036           --           --
Goodwill amortization........          --             --            --      3,212        9,305       13,211
                                 --------        -------      --------   --------   ----------   ----------
Income from operations.......       6,122          5,851         6,913     13,031       95,997       65,021
Interest and other income
  (expense), net.............          14            292           385       (393)     (12,542)     (22,222)
                                 --------        -------      --------   --------   ----------   ----------
Income before income taxes...       6,136          6,143         7,298     12,638       83,455       42,799
Provision for income taxes...       2,471          2,408         2,923     12,690       35,348       21,643
                                 --------        -------      --------   --------   ----------   ----------
Net income (loss)............    $  3,665        $ 3,735      $  4,375   $    (52)  $   48,107   $   21,156
                                 ========        =======      ========   ========   ==========   ==========
Ratio of earnings to fixed
  charges....................        28.5           25.5          26.8        6.1          6.6          2.7
                                 ========        =======      ========   ========   ==========   ==========

                                               AS OF                  AS OF SEPTEMBER 30,
                                            DECEMBER 31,   ------------------------------------------
                                                1996        1997       1998       1999        2000
                                            ------------   -------   --------   --------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents.................    $ 4,301      $ 4,154   $ 14,583   $  2,931   $      770
Working capital...........................      7,068        7,770     75,020    175,572       91,643
Total assets..............................     23,712       35,794    502,468    858,492    1,019,990
Long term debt............................      1,406        1,275     90,354    228,100      151,162
Total stockholders' equity................      8,700       12,636    302,704    467,166      507,749

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-K. See "Information Regarding Forward-Looking Statements".

GENERAL

    The Company's electrical contracting business is operated in three segments: commercial and industrial, residential and service and maintenance. Additionally, the Company operates a communication solutions business. See Note 9 of "Notes to Consolidated Financial Statements" for a description of these reportable segments and a discussion of the Company's change in operating segments.

RESULTS OF OPERATIONS

    The following table presents selected historical results of operations of IES and subsidiaries, with dollar amounts in thousands. These historical statements of operations for periods prior to January 30, 1998 represent the results of operations of the accounting acquirer restated for the effect of the acquisition accounted for as a pooling-of-interests. The results of operations for businesses acquired subsequent to January 29, 1998 are included in the results of operations beginning on their respective dates of acquisition.

                                                              YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------
                                                     1998              1999               2000
                                                --------------   ----------------   ----------------
Revenues......................................  $386,721   100%  $1,035,888   100%  $1,672,288   100%
Cost of services..............................   306,052    79      816,715    79    1,372,537    82
                                                --------   ---   ----------   ---   ----------   ---
  Gross profit................................    80,669    21      219,173    21      299,751    18
Selling, general and administrative
  expenses....................................    47,390    12      113,871    11      221,519    13
Non-cash, non-recurring compensation charge...    17,036     5           --    --           --    --
Goodwill amortization.........................     3,212     1        9,305     1       13,211     1
                                                --------   ---   ----------   ---   ----------   ---
Income from operations........................    13,031     3       95,997     9       65,021     4
Interest and other income (expense), net......      (393)   --      (12,542)   (1)     (22,222)   (2)
                                                --------   ---   ----------   ---   ----------   ---
Income before income taxes....................    12,638     3       83,455     8       42,799     2
Provision for income taxes....................    12,690     3       35,348     3       21,643     1
                                                --------   ---   ----------   ---   ----------   ---
Net income (loss).............................  $    (52)   --%  $   48,107     5%  $   21,156     1%
                                                ========   ===   ==========   ===   ==========   ===

REVENUES

                                                                                PERCENT OF TOTAL
                                                                 GROWTH             REVENUES
                                                              ------------    --------------------
                                                                   YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                              1999    2000    1998    1999    2000
                                                              ----    ----    ----    ----    ----
Commercial and Industrial...................................  187%     57%      58%     69%     67%
Residential.................................................   86%     43%      30%     17%     15%
Service.....................................................   73%     91%      11%      7%      8%
Communications Solutions....................................  N/A     119%       1%      7%     10%
                                                              ---     ---     ----    ----    ----
Total Company...............................................  168%     61%     100%    100%    100%
                                                              ===     ===     ====    ====    ====

    Revenues increased $636.4 million, or 61%, from $1,035 million for the year ended September 30, 1999 to $1,672.3 million for the year ended September 30, 2000. Total same store revenues increased approximately $229.9 million, or 23%, from $988.6 million for the fiscal year ended September 30, 1999, to $1,218.5 million for the fiscal year ended September 30, 2000. The revenue growth within each operating segment was the result of acquisitions and increased construction and communications activity in the markets we serve.

    Revenues increased $649.2 million, or 168%, from $386.7 million for the year ended September 30, 1998 to $1,035.9 million for the year ended September 30, 1999. Total same store revenues increased approximately $47.8 million, or 13%, from $361.0 million for the fiscal year ended September 30, 1998, to $408.9 million for the fiscal year ended September 30, 1999. The revenue growth within each operating segment was the result of acquisitions and increased construction and communications activity in the markets we serve.

GROSS MARGIN

                                                              PERCENTAGE OF SEGMENT
                                                                GROSS MARGINS AS A
                                                               PERCENTAGE OF TOTAL
                                                                     REVENUES
                                                              ----------------------
                                                              YEARS ENDED SEPTEMBER
                                                                        30
                                                              ----------------------
                                                              1998     1999     2000
                                                              ----     ----     ----
Commercial and Industrial...................................  19%      19%      16%
Residential.................................................  22%      23%      22%
Service and maintenance.....................................  27%      34%      22%
Communications Solutions....................................  29%      29%      24%
                                                              ---      ---      ---
         Total Company......................................  21%      21%      18%
                                                              ===      ===      ===

    Gross profit increased $80.6 million, or 37%, from $219.2 million for the year ended September 30, 1999 to $299.8 million for the year ended September 30, 2000. Overall gross margin as a percentage of revenue decreased approximately 3% from 21% for the year ended September 30, 1999 to 18% for the year ended September 30, 2000. The overall decrease in gross profit as a percentage of revenue is primarily the result of losses recorded on certain commercial projects, a shift in the mix of work toward lower margin bid work versus negotiated contract work, the completion of certain contracts at lower than planned gross margins and the recording of additional claims reserves for our self-insured healthcare plan resulting from a higher level of employee participation.

    Gross profit increased $138.5 million, or 172%, from $80.7 million for the year ended September 30, 1998 to $219.2 million for the year ended September 30, 1999. This increase in gross profit was principally due additional companies acquired during the fiscal year and an overall increase in construction activity in the markets we serve. As a percentage of revenue, overall gross profit remained constant at 21%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $107.6 million, or 95%, from $113.9 million for the year ended September 30, 1999 to $221.5 million for the year ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenue increased from 11% in 1999 to 13% in 2000. The increase in selling, general and administrative expenses related to acquired companies was approximately $45.5 million. Other increased selling, general and administrative costs primarily resulted from the need for additional infrastructure growth to support operational initiatives, including various incentive awards, claims reserves related to the Company's self-insured health insurance plan, the non-cash compensation charge associated with the restricted stock awards, and the write-off, net of recoveries, of costs associated with the Company's decision to curtail the development of its information system.

    Selling, general and administrative expenses increased $66.5 million, or 140%, from $47.4 million for the year ended September 30, 1998 to $113.9 million for the year ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues decreased from 12% in 1998 to 11% in 1999. The increase in selling, general and administrative expenses is primarily related to increased expenses from acquisitions. During the four months ended January 1998 a $5.6 million bonus was paid to the previous owners of the accounting acquirer, compared to no bonus during the year ended September 30, 1999. Corporate costs associated with being a public company totaled approximately $3.3 million during the year ended September 30, 1998, compared to approximately $11.3 million during the year ended September 30, 1999. This increase is related to building infrastructure necessary to manage our operations. Excluding the accounting acquirer bonuses and higher corporate costs, selling, general and administrative expenses as a percentage of revenues remained constant at 10%.

INCOME FROM OPERATIONS

    Income from operations decreased $31.0 million, or 32%, from $96.0 million for the year ended September 30, 1999 to $65.0 million for the year ended September 30, 2000. This decrease was primarily the result of higher selling, general and administrative costs discussed above. As a percentage of revenues, income from operations decreased from 9% for the year ended September 30, 1999 to 4% for the year ended September 30, 2000.

    Income from operations increased $83.0 million, or 638%, from $13.0 million for the year ended September 30, 1998 to $96.0 million for the year ended September 30, 1999. This increase in income from operations was primarily attributable to our acquisitions. These increases were partially offset by the higher corporate costs discussed above, net of the $17.0 million non-cash, non-recurring compensation charge incurred in connection with our IPO (see Note 11 of the notes to consolidated financial statements). As a percentage of revenues, income from operations (excluding the accounting acquirer owner bonuses, higher corporate costs and the non-cash, non-recurring compensation charge noted above) remained constant at 10%.

INTEREST AND OTHER EXPENSE

    Interest and other income (expense) increased from net expense of $12.5 million in 1999 to $22.0 million in 2000, primarily as a result of increased interest expense on borrowings to fund the company's acquisitions and a full twelve months of interest expense on the $150.0 million 9 3/8% Senior Subordinated Notes ("Senior Subordinated Notes") due February 1, 2009.

    Interest and other income (expense) changed from net expense of $0.4 million in 1998 to $12.5 million in 1999, primarily as a result of interest expense on borrowings from our Senior Subordinated Notes and Credit Facility to fund our 1999 acquisitions.

PROVISION FOR INCOME TAXES

    Our effective tax rate increased from the year ended September 30, 1999 to September 30, 2000 primarily as a result of disproportionately lower pretax income than in 1999 together with higher non-deductible goodwill amortization and the non-deductible portion of the compensation expense associated with the restricted stock awards in 2000.

    The increase in our tax provision from $12.7 million in 1998 to $35.3 million in 1999 is primarily attributable to the growth in income from operations discussed above. The change in net income (loss) is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, we had cash and cash equivalents of $0.8 million, working capital of $91.6 million, borrowings of $93.0 million under our three-year revolving credit facility (the "Credit Facility"), $1.5 million of letters of credit outstanding, and available capacity under our Credit Facility of $80.5 million.

    During the year ended September 30, 2000, we generated $43.2 million of net cash from operating activities. This net cash from operating activities is comprised of net income of $21.2 million, increased by $38.0 million of non-cash charges related to depreciation and amortization expense and a non-cash compensation charge and decreased by changes in working capital. Working capital changes consisted of a $81.1 million increase in receivables as a result of revenue growth and the timing of collections offset by a $72.8 million increase in payables also associated with revenue growth and further increased by a $15.1 million increase in billings in excess of costs and estimated earnings on uncompleted contracts offset by a $11.5 million increase in costs and estimated earnings on uncompleted contracts in excess of billings related to the timing of billings, with the balance of the change due to other working capital changes. Net cash used in investing activities was $60.5 million, including $33.2 million used for the purchase of businesses, net of cash acquired, and $28.4 million of capital expenditures. Net cash provided by financing activities was $15.2 million, resulting primarily from borrowings, net of repayments under our credit facility and reduced by paydowns on debt acquired in connection with the purchase of businesses discussed above.

    In January 1998, we entered into our credit facility, which provided for borrowings of up to $65.0 million, to be used for working capital, capital expenditures, other corporate purposes and acquisitions. In July 1998, the amounts available for borrowings under our credit facility were increased to $175.0 million.

    The amounts borrowed under the credit facility bear interest at an annual rate equal to either:

    - LIBOR plus 1.0% to 2.375%, as determined by the ratio of our total funded debt to EBITDA; or

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

    The Credit Facility matures on July 30, 2001. The Company is currently in negotiations with several banks to refinance the Credit Facility. The Company believes that it will be successful in refinancing its current Credit Facility.

    On January 25, 1999, we completed our offering of $150.0 million Series B senior subordinated notes ("Senior Subordinated Notes"). The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year, commencing August 1, 1999. The notes are unsecured senior subordinated obligations and are subordinated to all our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including
(1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

    We anticipate that our cash flow from operations and proceeds from the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through fiscal 2001.

    Subsequent to our IPO, and through December 2000, we have acquired 70 additional electrical contracting and communications solutions businesses for approximately $232.7 million in cash, net of cash acquired and 15.8 million shares of common stock. The cash component of the consideration paid for these companies was funded with proceeds from our IPO, existing cash, borrowings under our credit facility and proceeds from the offering of our Senior Subordinated Notes.

    We intend to continue to pursue selected acquisition opportunities. We may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with working capital, cash flow from operations and borrowings, including any unborrowed portion of the credit facility, as well as issuances of additional equity or debt. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to obtain sources of financing through the public or private sale of debt or equity securities. There can be no assurance that we will be able to secure this financing if and when it is needed or on terms we consider acceptable. If we are unable to secure acceptable financing, our acquisition program could be negatively affected. We expect capital expenditures for equipment and expansion of facilities to be funded from cash flow from operations and supplemented as necessary by borrowings under our credit facility.

    All of our operating income and cash flow is generated by our wholly owned subsidiaries, which are the subsidiary guarantors of our outstanding Senior Subordinated Notes. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and (iv) the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

SEASONALITY AND CYCLICAL FLUCTUATIONS

    Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects and acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

INFLATION

    Due to the relatively low levels of inflation experienced in fiscal 1998, 1999 and 2000, inflation did not have a significant effect on our results in those fiscal years, or on any of the acquired businesses during similar periods.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB 101 does not supersede any existing authoritative literature. Management has reviewed the staff's views presented in SAB 101 and does not believe the adoption of SAB 101 will have a material impact on the financial position or results of operations of the Company as we recognize revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction -- Type and Certain
Production -- Type Contracts".

    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is required to be adopted for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, as amended, on October 1, 2000. Adoption of this statement did not have a material impact on the financial position or results of operations of the Company, as we have not engaged or entered into any arrangements usually associated with derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks resulting from the use of derivative financial instruments. Further, management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

    As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2000:

                                   2001      2002     2003     2004     2005    THEREAFTER    TOTAL
                                  -------   ------   ------   ------   ------   ----------   --------
Liabilities -- Debt:
  Variable Rate (Credit
    Facility)...................  $93,000   $   --   $   --   $   --   $   --    $     --    $ 93,000
  Average Interest Rate.........      8.0%      --       --       --       --          --         8.0%
  Fixed Rate (Senior
    Subordinated Notes).........  $    --   $   --   $   --   $   --   $   --    $150,000    $150,000
  Interest Rate.................    9.375%   9.375%   9.375%   9.375%   9.375%      9.375%      9.375%
Fair Value of Debt:
  Variable Rate.................                                                             $ 93,000
  Fixed Rate....................                                                             $132,375

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Integrated Electrical Services, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. (a Delaware corporation), and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc., and subsidiaries as of September 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
November 8, 2000

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                    (NOTE 1)

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        2000
                                                              --------   ----------
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,931   $      770
  Accounts receivable:
    Trade, net of allowance of $5,709 and $7,121,
     respectively...........................................   222,824      300,038
    Retainage...............................................    47,682       67,851
    Related party...........................................       220          256
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................    40,592       51,119
  Inventories, net..........................................    12,793       16,861
  Prepaid expenses and other current assets.................     7,640        8,857
                                                              --------   ----------
         Total current assets...............................   334,682      445,752
                                                              --------   ----------
PROPERTY AND EQUIPMENT, net.................................    47,368       61,367
GOODWILL, net...............................................   467,385      496,212
OTHER NONCURRENT ASSETS.....................................     9,057       16,659
                                                              --------   ----------
         Total assets.......................................  $858,492   $1,019,990
                                                              ========   ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt and current maturities of long-term
    debt....................................................  $  1,444   $   93,903
  Accounts payable and accrued expenses.....................   116,188      202,047
  Income taxes payable......................................     3,971        1,166
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................    37,507       56,993
                                                              --------   ----------
         Total current liabilities..........................   159,110      354,109
                                                              --------   ----------
LONG-TERM BANK DEBT.........................................    76,980           --
OTHER LONG-TERM DEBT, net of current maturities.............     1,120        1,162
SENIOR SUBORDINATED NOTES, net of unamortized discount of
  $1,151 and $1,073, respectively...........................   148,849      148,927
OTHER NON-CURRENT LIABILITIES...............................     5,267        8,043
                                                              --------   ----------
         Total liabilities..................................   391,326      512,241
                                                              --------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 authorized,
    none issued and outstanding.............................        --           --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 35,985,838 and 38,099,079 shares issued and
    outstanding, respectively...............................       360          381
  Restricted voting common stock, $.01 par value, 2,655,709
    shares authorized, 2,655,709 shares issued and
    outstanding at September 30, 1999 and 2000..............        27           27
  Additional paid-in capital................................   407,926      427,332
  Retained earnings.........................................    58,853       80,009
                                                              --------   ----------
         Total stockholders' equity.........................   467,166      507,749
                                                              --------   ----------
         Total liabilities and stockholders' equity.........  $858,492   $1,019,990
                                                              ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                    (NOTE 1)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              -----------   -----------   -----------
REVENUES....................................................  $   386,721   $ 1,035,888   $ 1,672,288
COST OF SERVICES (including depreciation)...................      306,052       816,715     1,372,537
                                                              -----------   -----------   -----------
  Gross profit..............................................       80,669       219,173       299,751
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................       47,390       113,871       221,519
NON-CASH, NON-RECURRING COMPENSATION CHARGE (Note 11).......       17,036            --            --
GOODWILL AMORTIZATION.......................................        3,212         9,305        13,211
                                                              -----------   -----------   -----------
  Income from operations....................................       13,031        95,997        65,021
                                                              -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense..........................................         (728)      (13,145)      (23,230)
  Other, net................................................          335           603         1,008
                                                              -----------   -----------   -----------
    Other income (expense), net.............................         (393)      (12,542)      (22,222)
                                                              -----------   -----------   -----------
INCOME BEFORE INCOME TAXES..................................       12,638        83,455        42,799
PROVISION FOR INCOME TAXES..................................       12,690        35,348        21,643
                                                              -----------   -----------   -----------
NET INCOME (LOSS)...........................................  $       (52)  $    48,107   $    21,156
                                                              ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................  $        --   $      1.41   $      0.53
                                                              ===========   ===========   ===========
  Diluted...................................................  $        --   $      1.39   $      0.52
                                                              ===========   ===========   ===========
SHARES USED IN THE COMPUTATION OF EARNINGS (LOSS) PER SHARE:
  Basic.....................................................   19,753,060    34,200,532    40,207,940
                                                              ===========   ===========   ===========
  Diluted...................................................   19,753,060    34,613,644    40,410,400
                                                              ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                    (NOTE 1)

                                                            RESTRICTED
                                     COMMON STOCK          COMMON STOCK      ADDITIONAL                  TOTAL
                                  -------------------   ------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                    SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS      EQUITY
                                  ----------   ------   ---------   ------   ----------   --------   -------------
BALANCE, September 30, 1997.....   4,492,039    $ 45           --    $--      $    887    $11,704      $ 12,636
  Non-cash non-recurring
    compensation charge.........          --      --           --     --        17,036         --        17,036
  Initial public offering of
    stock.......................   8,050,000      80           --     --        91,433         --        91,513
  Issuance of stock for
    acquisitions................  15,563,324     156    2,655,709     27       199,920         --       200,103
  Distribution to accounting
    acquirer....................          --      --           --     --       (17,626)      (906)      (18,532)
  Net loss......................          --      --           --     --            --        (52)          (52)
                                  ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 1998.....  28,105,363     281    2,655,709     27       291,650     10,746       302,704
  Issuance of stock for
    acquisitions................   7,755,586      78           --     --       115,074         --       115,152
  Exercise of stock options.....     124,889       1           --     --         1,202         --         1,203
  Net income....................          --      --           --     --            --     48,107        48,107
                                  ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 1999.....  35,985,838     360    2,655,709     27       407,926     58,853       467,166
  Issuance of stock for
    acquisitions................   1,737,522      17           --     --        17,045         --        17,062
  Issuance of stock (Note 10)...     375,499       4           --     --         2,358         --         2,362
  Exercise of stock options.....         220      --           --     --             3         --             3
  Net income....................          --      --           --     --            --     21,156        21,156
                                  ----------    ----    ---------    ---      --------    -------      --------
BALANCE, September 30, 2000.....  38,099,079    $381    2,655,709    $27      $427,332    $80,009      $507,749
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

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    (NOTE 1)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $     (52)  $  48,107   $ 21,156
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Non-cash non-recurring compensation charge..............     17,036          --         --
    Non-cash compensation charge............................         --          --      5,378
    Depreciation and amortization...........................      5,557      16,947     32,656
    Allowance for doubtful accounts.........................        261         871      1,768
    Gain on sale of property and equipment..................       (177)       (198)      (145)
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable...................................    (20,261)    (54,456)   (82,917)
      Inventories...........................................        631        (472)    (2,900)
      Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................     (2,013)    (12,656)   (11,489)
      Prepaid expenses and other current assets.............      1,603      (2,333)    (1,096)
    Increase (decrease) in:
      Accounts payable and accrued expenses.................     (1,063)      6,585     72,763
      Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................      4,838      (1,575)    15,131
      Other current liabilities.............................        (66)     (8,829)    (2,880)
      Other, net............................................      3,558       1,001     (4,211)
                                                              ---------   ---------   --------
      Net cash provided by (used in) operating activities...      9,852      (7,008)    43,214
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        702         753      2,742
  Additions of property and equipment.......................     (4,352)    (12,888)   (28,381)
  Purchase of businesses, net of cash acquired..............   (128,735)   (106,476)   (33,225)
  Other investments.........................................         --          --     (1,670)
  Collections of notes receivable...........................        475          --         --
                                                              ---------   ---------   --------
    Net cash used in investing activities...................   (131,910)   (118,611)   (60,534)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt........................................    108,026     270,388     63,434
  Payments of debt..........................................    (47,778)   (152,070)   (48,278)
  Distributions to stockholders.............................    (17,758)         --         --
  Payments for debt issuance costs..........................     (1,516)     (5,554)        --
  Proceeds from exercise of stock options...................         --       1,203          3
  Proceeds from initial public offering.....................     91,513          --         --
                                                              ---------   ---------   --------
    Net cash provided by financing activities...............    132,487     113,967     15,159
                                                              ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH.............................     10,429     (11,652)    (2,161)
CASH AND CASH EQUIVALENTS, beginning of period..............      4,154      14,583      2,931
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  14,583   $   2,931   $    770
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest..............................................  $     755   $  11,432   $ 23,151
      Income taxes..........................................     10,779      38,214     24,832
    Non-cash property distribution..........................        774          --         --

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. BUSINESS AND ORGANIZATION AND BASIS OF PRESENTATION:

    Integrated Electrical Services, Inc. (the "Company" or "IES"), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, communications solutions and service and maintenance markets.

    On January 30, 1998, the Company completed its initial public offering ("IPO"), issuing to the public 7,000,000 shares of its common stock at a price of $13.00 per share, resulting in net proceeds to the Company of $78.8 million after deducting underwriting commissions and discounts. On February 5, 1998, the Company sold an additional 1,050,000 shares of common stock pursuant to the overallotment option granted to the underwriters. The Company realized net proceeds from this sale of $12.7 million.

    The financial statements of the Company for periods prior to January 30, 1998, reflect the historical accounts of the accounting acquirer restated for the effect of the acquisition accounted for as a pooling-of-interests. The results of operations for businesses acquired subsequent to January 29, 1998, are included in the Company's results of operations beginning on their respective dates of acquisition. The accounting acquirer's results of operations through January 30, 1998, include a non-cash, non-recurring compensation charge of approximately $17.0 million required by the Securities and Exchange Commission in connection with a note receivable and rights held by an officer of the accounting acquirer which was exchanged for cash and shares of IES common stock (see Note 11).

    In the course of its operations, the Company is subject to certain risk factors, including but not limited to: exposure to downturns in commercial construction or housing starts, risks related to its acquisition strategy, management of growth, availability of qualified employees, competition, seasonality, risks associated with contracts, significant fluctuations in quarterly results, recoverability of goodwill, dependence on key personnel and risks associated with the availability of capital and with debt service.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of IES, its wholly owned subsidiaries, and certain investments. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the presentation used in 2000.

  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

    Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market generally using the first-in, first-out (FIFO) method.

  Marketable Securities and Other Investments

    The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as "available for sale" and are carried at fair value.

    At September 30, 2000, the Company's investments in marketable securities had a fair value of $1.7 million, which approximated cost. Such investments are included in other assets on the balance sheet.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    Unrealized holding gains and losses, net of taxes, will be reflected in accumulated other comprehensive income (loss) included in stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

  Property and Equipment

    Additions of property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $2,148,000, $6,728,000 and $17,970,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

    In accordance with its ongoing review of capitalized software, during 2000, the Company curtailed the development of a complex and proprietary information system. This comprehensive information system had been under development for approximately one year. After a period of field-testing, the Company determined that it was necessary to significantly alter the technological architecture of the system in order to reduce ongoing support, maintenance and communications costs. Accordingly, the Company recorded a pretax charge of approximately $6.8 million, of which $5.7 million was included in depreciation expense for the year, to write-off the carrying value of the software costs, development costs and certain hardware and network infrastructure costs.

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

  Goodwill

    Goodwill represents the excess of the aggregate of purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of September 30, 1999 and 2000, accumulated amortization was approximately $12,550,000 and $25,761,000, respectively.

    The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if such an impairment exists.

  Debt Issuance Costs

    Debt issuance costs related to the Company's credit facility and the Senior Subordinated Notes are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 1999 and 2000, accumulated amortization of debt issuance costs were approximately $1,061,000 and $2,458,000, respectively.

  Revenue Recognition

    The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined and the effects of these revisions are recognized in the period in which the revisions are determined.

    The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

    The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

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

  Accounts Receivable and Provision for Doubtful Accounts

    The Company provides an allowance for doubtful accounts for unknown collection issues in addition to reserves for specific accounts receivable where collection is considered doubtful.

  Income Taxes

    The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

    The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. The acquired businesses file "short period" federal income tax returns for the period from their last fiscal year through their respective acquisition dates.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the Company's revenue recognition of construction in progress, allowance for doubtful accounts and self insured claims liability.

  Self-Insurance

    The Company retains the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES which are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

  Realization of Long-Lived Assets

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the recoverability of property and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

  Risk Concentration

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits and trade accounts receivable. The Company grants credit, generally without collateral, to its customers, which are generally contractors and homebuilders throughout the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States within the construction and home-building market. However, the Company generally is entitled to payment for work performed and has certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. The Company routinely maintains cash balances in financial institutions in excess of federally insured limits.

    During the year ended September 30, 2000, we had one customer which represented 11% of our revenues. Excluding that customer, we had no single customer accounting for more than 3% of our revenues for the year ended September 30, 2000.

  Fair Value Of Financial Instruments

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, accounts payable, a line of credit, notes and bonds payable and long-term debt. The Company's Senior Subordinated Notes have a carrying value at September 30, 1999 and 2000 of $150.0 million. The fair value of the Company's Senior Subordinated Notes at September 30, 1999 and 2000 was $147.0 million and $132.4 million, respectively. This decrease is primarily related to increases in interest rates after the issuance of the Senior Subordinated Notes. Other than the Senior Subordinated Notes, the Company believes that the carrying value of financial instruments on the accompanying consolidated balance sheets approximates their fair value.

  Subsidiary Guaranties

    All of the Company's operating income and cash flows are generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% Senior Subordinated Notes due 2009. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and (iv) the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Earnings per Share

    The following table reconciles the components of the basic and diluted earnings per share for the three years ended September 30, 1998, 1999 and 2000 (in thousands, except share information):

                                                             YEAR ENDED SEPTEMBER 30,
                                                      ---------------------------------------
                                                         1998          1999          2000
                                                      -----------   -----------   -----------
Numerator:
  Net income (loss).................................  $       (52)  $    48,107   $    21,156
                                                      ===========   ===========   ===========
Denominator:
  Weighted average common shares outstanding --
    basic...........................................   19,753,060    34,200,532    40,207,940
  Effect of dilutive stock options..................           --       413,112       202,460
                                                      -----------   -----------   -----------
  Weighted average common and common equivalent
    shares outstanding -- diluted...................   19,753,060    34,613,644    40,410,400
                                                      ===========   ===========   ===========
Earnings (loss) per share:
  Basic.............................................  $        --   $      1.41   $      0.53
  Diluted...........................................  $        --   $      1.39   $      0.52

    Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss for a period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earnings per share was 0.4 million for the year ended September 30, 1998 due to the net loss for the period. For the years ended September 30, 1999 and 2000, exercisable stock options of 1.0 million and 4.4 million, respectfully, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

  New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB 101 does not supersede any existing authoritative literature. Management has reviewed the staff's views presented in SAB 101 and does not believe the adoption of SAB 101 will have a material impact on the financial position or results of operations of the Company as we recognize revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction -- Type and Certain
Production -- Type Contracts".

    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is required to be adopted for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, as amended, on October 1, 2000. Adoption of this statement did not have a material impact on the financial position or results of operations of the Company, as we have not engaged or entered into any arrangements usually associated with derivative instruments.

3. BUSINESS COMBINATIONS:

  Pooling of Interests

    On June 1, 1998, IES completed the acquisition of all the capital stock of H.R. Allen, Inc. ("Allen"), in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Allen, headquartered in Charleston, South Carolina, provides electrical contracting and maintenance services. IES issued 1.1 million shares of common stock in exchange for all of the capital stock of Allen. There were no transactions between IES or Allen during periods prior to the business combination.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    The unaudited revenues and net income of Allen for the pre-acquisition period in 1998 were $20.5 million and $1.3 million, respectively.

  Purchases

    Subsequent to the IPO, and through September 30, 2000, IES has acquired 69 businesses in transactions accounted for as purchases. The total consideration paid in these transactions was approximately $232.7 million in cash and 14.7 million shares of common stock. The accompanying September 30, 2000, consolidated balance sheet includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value which are subject to final adjustment during the first year of ownership.

    In connection with the acquisitions discussed above, goodwill was determined as follows for each of the years ending September 30, 1999 and 2000 (in thousands):

                                                                1999       2000
                                                              --------   --------
Fair value of assets acquired, net of cash acquired.........  $115,645   $ 23,726
Liabilities assumed.........................................   (77,641)   (15,477)
                                                              --------   --------
  Net assets acquired, net of cash..........................    38,004      8,249
                                                              --------   --------
Cash paid, net of cash acquired.............................   106,476     33,225
Issuance of common stock....................................   115,152     17,062
                                                              --------   --------
  Total consideration paid..................................   221,628     50,287
                                                              --------   --------
Goodwill....................................................  $183,624   $ 42,038
                                                              ========   ========

  Pro Forma Presentation

    The unaudited pro forma data presented below reflect the results of operations of IES and the businesses acquired during fiscal 1999 and 2000 assuming the transactions were completed on October 1, 1998 (in thousands):

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                                                                     (UNAUDITED)
Revenues....................................................  $1,376,763    $1,687,650
                                                              ==========    ==========
Net income..................................................  $   65,164    $   22,440
                                                              ==========    ==========
Basic earnings per share....................................  $     1.91    $     0.57
                                                              ==========    ==========
Diluted earnings per share..................................  $     1.88    $     0.56
                                                              ==========    ==========

    The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income, and additional income tax expense based on the Company's effective income tax rate. The unaudited pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on October 1, 1998, and are not necessarily representative of the Company's results of operations for any future period.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                              ESTIMATED
                                                               USEFUL        SEPTEMBER 30,
                                                              LIVES IN    -------------------
                                                                YEARS       1999       2000
                                                              ---------   --------   --------
Land........................................................   N/A        $  2,586   $  2,820
Buildings...................................................   5-32          2,353      5,677
Transportation equipment....................................   3-5          23,212     30,119
Machinery and equipment.....................................   3-10         21,807     33,442
Leasehold improvements......................................   5-32          5,843      8,231
Furniture and fixtures......................................   5-7           5,330      7,390
                                                                          --------   --------
                                                                            61,131     87,679
Less -- Accumulated depreciation and amortization...........               (13,763)   (26,312)
                                                                          --------   --------
  Property and equipment, net...............................              $ 47,368   $ 61,367
                                                                          ========   ========

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

    Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1999     2000
                                                              ------   -------
Balance at beginning of period..............................  $4,160   $ 5,709
Additions from acquisitions.................................   1,169       948
Additions to costs and expenses.............................     871     1,768
Deductions for uncollectible receivables written off, net of
  recoveries................................................    (491)   (1,304)
                                                              ------   -------
Balance at end of period....................................  $5,709   $ 7,121
                                                              ======   =======

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Accounts payable, trade.....................................  $ 68,665   $105,814
Accrued compensation and benefits...........................    24,546     57,561
Other accrued liabilities...................................    22,977     38,672
                                                              --------   --------
                                                              $116,188   $202,047
                                                              ========   ========

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    Contracts in progress are as follows (in thousands):

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999         2000
                                                              ---------   -----------
Costs incurred on contracts in progress.....................  $ 689,132   $ 1,163,463
Estimated earnings..........................................    149,548       220,411
                                                              ---------   -----------
                                                                838,680     1,383,874
Less -- Billings to date....................................   (835,595)   (1,389,748)
                                                              ---------   -----------
                                                              $   3,085   $    (5,874)
                                                              =========   ===========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  40,592   $    51,119
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts..................................    (37,507)      (56,993)
                                                              ---------   -----------
                                                              $   3,085   $    (5,874)
                                                              =========   ===========

6. DEBT:

    Debt consists of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Secured credit facility with a bank group, due July 30,
  2001, at a weighted average interest rate of 8.00%........  $ 76,980   $ 93,000
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9 3/8% with an effective interest rate of
  9 1/2%....................................................   150,000    150,000
Other.......................................................     2,564      2,065
                                                              --------   --------
                                                               229,544    245,065
Less -- short-term debt and current maturities of long-term
  debt......................................................    (1,444)   (93,903)
Less -- unamortized discount on Senior Subordinated Notes...    (1,151)    (1,073)
                                                              --------   --------
         Total long-term debt...............................  $226,949   $150,089
                                                              ========   ========

    Future payments due on debt at September 30, 2000 are as follows (in thousands):

2001........................................................  $ 93,903
2002........................................................       739
2003........................................................       262
2004........................................................       122
2005........................................................        39
Thereafter..................................................   150,000
                                                              --------
         Total..............................................  $245,065
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

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

EBITDA, will be due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, maintenance of a total consolidated funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the financial covenants at September 30, 2000. As of September 30, 2000, the Company's Credit Facility had outstanding indebtedness of $93.0 million, letters of credit of $1.5 million, $2.1 million of other borrowings and available borrowing capacity of $80.5 million. The weighted average interest rate for the year ending September 30, 2000 was 8.00% for the Credit Facility.

    The Company's Credit Facility matures on July 30, 2001, and is classified as currently payable. The Company is in negotiations with several banks to refinance the Credit Facility. The Company believes that it will be successful in refinancing its current credit facility prior to its maturity.

  Senior Subordinated Notes

    On January 25, 1999, the Company completed its offering of $150.0 million Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company will pay interest on the Senior Subordinated Notes on February 1 and August 1 of each year, commencing August 1, 1999. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

    The net proceeds to the Company from the offering of the Senior Subordinated Notes were approximately $143.0 million after deducting the debt issue discount, underwriting commissions and offering expenses. The Company capitalized $5.5 million of expenses related to the debt offering. These debt issuance costs are being amortized to interest expense over the scheduled maturity of the debt.

7. LEASES:

    The Company leases various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 11.

    Future minimum lease payments under these noncancelable operating leases with terms in excess of one year are as follows (in thousands):


YEAR ENDED SEPTEMBER 30,
2001.....................................................   $ 8,079
2002.....................................................     7,509
2003.....................................................     6,325
2004.....................................................     4,620
2005.....................................................     2,360
Thereafter...............................................     1,162
                                                            -------
          Total..........................................   $30,055
                                                            =======

    Rental expense for the years ended September 30, 1998, 1999 and 2000 was approximately $2,033,000, $4,849,000 and $7,543,000, respectively.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

8. INCOME TAXES:

    Federal and state income tax provisions are as follows (in thousands):

                                                                YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------
                                                                1998      1999      2000
                                                               -------   -------   -------
Federal:
  Current...................................................   $11,952   $33,317   $19,345
  Deferred..................................................      (712)   (2,558)     (157)
State:
  Current...................................................     1,616     4,819     2,475
  Deferred..................................................      (166)     (230)      (20)
                                                               -------   -------   -------
                                                               $12,690   $35,348   $21,643
                                                               =======   =======   =======

    Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               1998      1999      2000
                                                              -------   -------   -------
Provision at the statutory rate.............................  $ 4,423   $29,209   $14,980
Increase resulting from:
  Non-cash, non-recurring compensation charge...............    5,963        --        --
  Non-cash restricted stock compensation charge.............       --        --       611
  Non-deductible goodwill...................................    1,103     2,838     4,070
  State income taxes, net of benefit for federal
    deduction...............................................      942     2,983     1,596
  Non-deductible expenses...................................      259       318       386
                                                              -------   -------   -------
                                                              $12,690   $35,348   $21,643
                                                              =======   =======   =======

    Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred income tax assets:
  Allowance for doubtful accounts...........................  $  2,028   $  2,492
  Reserves and accrued expenses.............................     7,944      9,507
  Other.....................................................     1,707      2,626
                                                              --------   --------
         Total deferred income tax assets...................    11,679     14,625
                                                              --------   --------
Deferred income tax liabilities:
  Property, equipment and goodwill..........................    (4,783)    (8,559)
  Deferred contract revenue and other.......................    (6,625)    (5,618)
                                                              --------   --------
         Total deferred income tax liabilities..............   (11,408)   (14,177)
                                                              --------   --------
         Net deferred income tax assets.....................  $    271   $    448
                                                              ========   ========

    The Company does not believe that a valuation allowance against the deferred income tax assets is necessary as it believes the assets will be fully realized.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    The net deferred income tax assets and liabilities are comprised of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Current deferred income taxes:
  Assets....................................................  $10,186   $13,567
  Liabilities...............................................   (5,198)   (5,664)
                                                              -------   -------
                                                                4,988     7,903
                                                              -------   -------
Long-term deferred income taxes:
  Assets....................................................  $ 1,493   $ 1,059
  Liabilities...............................................   (6,210)   (8,514)
                                                              -------   -------
                                                               (4,717)   (7,455)
                                                              -------   -------
Net deferred income tax assets..............................  $   271   $   448
                                                              =======   =======

9. OPERATING SEGMENTS

    The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance.

    The Company's reportable segments are strategic business units that offer products and services to four distinct customer groups. They are managed separately because each business requires different operating and marketing strategies.

    Prior to October 1, 2000, the Company was organized in a single segment. During fiscal 2000, the Company aligned its operations among two complementary core businesses: electrical contracting and communications solutions. Within the electrical contracting business, the Company has three reportable segments: commercial/industrial, residential and service and maintenance markets. The commercial/industrial segment provides installations, renovations and upgrades and replacement services in office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries and petrochemical and power plants. The residential segment consists of installations, replacements and renovation services in single family and low-rise multifamily housing units. The service and maintenance segment provides maintenance and replacement services from service calls and routine maintenance contracts. The communications solutions business provides installation, service and maintenance, design, engineering and support services to infrastructure services customers.

    The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from operations of the respective business units prior to unallocated home office expenses. No significant transactions have occurred between the Company's business segments. Management intends to continue to focus on its internal allocation methods for allocating results to business segments.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    Segment information for the years ended September 30, 1998, 1999 and 2000 are as follows (in thousands):

                                                        FISCAL YEAR ENDED SEPTEMBER 30, 1998
                              -----------------------------------------------------------------------------------------
                                            ELECTRICAL CONTRACTING
                              --------------------------------------------------
                              COMMERCIAL/                 SERVICE AND              COMMUNICATIONS
                              INDUSTRIAL    RESIDENTIAL   MAINTENANCE   SUBTOTAL     SOLUTIONS       OTHER      TOTAL
                              -----------   -----------   -----------   --------   --------------   --------   --------
Revenues....................   $238,002      $111,163       $34,683     $383,848       $2,873       $     --   $386,721
Cost of services............    191,715        86,830        25,473      304,018        2,034             --    306,052
                               --------      --------       -------     --------       ------       --------   --------
Gross profit................     46,287        24,333         9,210       79,830          839             --     80,669
Selling, general and
  administrative............     29,025        10,438         4,230       43,693          399         20,334     64,426
Goodwill amortization.......      2,213           667           323        3,203            9             --      3,212
                               --------      --------       -------     --------       ------       --------   --------
Operating Income............   $ 15,049      $ 13,228       $ 4,657     $ 32,934       $  431       $(20,334)  $ 13,031
                               ========      ========       =======     ========       ======       ========   ========
Other Data:
  Depreciation expense......   $  1,486      $    311       $   216     $  2,013       $   46       $     89   $  2,148
  Capital expenditures......      2,880           556           420        3,856           66            430      4,352
Total assets................    321,995        64,186        29,736      415,917       14,671         71,880    502,468

                                                         FISCAL YEAR ENDED SEPTEMBER 30, 1999
                              -------------------------------------------------------------------------------------------
                                            ELECTRICAL CONTRACTING
                              --------------------------------------------------
                              COMMERCIAL/                 SERVICE AND              COMMUNICATIONS
                              INDUSTRIAL    RESIDENTIAL   MAINTENANCE   SUBTOTAL     SOLUTIONS       OTHER       TOTAL
                              -----------   -----------   -----------   --------   --------------   --------   ----------
Revenues....................   $716,340      $175,978       $69,370     $961,688      $74,200       $     --   $1,035,888
Cost of services............    583,440       134,938        45,967      764,345       52,370             --      816,715
                               --------      --------       -------     --------      -------       --------   ----------
Gross profit................    132,900        41,040        23,403      197,343       21,830             --      219,173
Selling, general and
  administrative............     68,335        16,524         6,617       91,476       10,388         12,007      113,871
Goodwill amortization.......      6,993         1,056           677        8,726          579             --        9,305
                               --------      --------       -------     --------      -------       --------   ----------
Operating Income............   $ 57,572      $ 23,460       $16,109     $ 97,141      $10,863       $(12,007)  $   95,997
                               ========      ========       =======     ========      =======       ========   ==========
Other Data:
  Depreciation expense......   $  4,419      $    493       $   428     $  5,340      $ 1,187       $    201   $    6,728
  Capital expenditures......      7,089           880           687        8,656        2,456          1,776       12,888
Total assets................    518,157       101,610        33,725      653,492       51,718        153,282      858,492

                                                          FISCAL YEAR ENDED SEPTEMBER 30, 2000
                              ---------------------------------------------------------------------------------------------
                               ELECTRICAL CONTRACTING
                              -------------------------
                              COMMERCIAL/                 SERVICE AND                COMMUNICATIONS
                              INDUSTRIAL    RESIDENTIAL   MAINTENANCE    SUBTOTAL      SOLUTIONS       OTHER       TOTAL
                              -----------   -----------   -----------   ----------   --------------   --------   ----------
Revenues....................  $1,126,792     $250,877      $132,167     $1,509,836      $162,452      $     --   $1,672,288
Cost of services............     950,131      195,913       102,849      1,248,893       123,644            --    1,372,537
                              ----------     --------      --------     ----------      --------      --------   ----------
Gross profit................     176,661       54,964        29,318        260,943        38,808            --      299,751
Selling, general and
  administrative............     107,859       23,557        12,651        144,067        22,743        54,709      221,519
Goodwill amortization.......       9,343        1,505         1,096         11,944         1,267            --       13,211
                              ----------     --------      --------     ----------      --------      --------   ----------
Operating Income............  $   59,459     $ 29,902      $ 15,571     $  104,932      $ 14,798      $(54,709)  $   65,021
                              ==========     ========      ========     ==========      ========      ========   ==========
Other Data:
  Depreciation expense......  $    7,613     $    702      $    893     $    9,208      $  2,599      $  6,163   $   17,970
  Capital expenditures......      13,337        1,254         1,564         16,155         5,377         6,849       28,381
Total assets................     663,810      144,856        61,102        869,768       113,229        36,993    1,019,990

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

    During the year ended September 30, 2000, we had one customer in the commercial/industrial segment which represented 11% of our revenues or $185.3 million. Excluding that customer, we had no single customer accounting for more than 3% of our revenues for the year ended September 30, 2000.

    The Company's 1998 and 1999 information has been restated for consistency with the current year presentation. The Company does not have significant operations or long-lived assets in countries outside of the United States.

10. STOCKHOLDERS' EQUITY:

  Restricted Voting Common Stock

    The shares of restricted voting common stock have rights similar to shares of common stock except that such shares are entitled to elect one member of the board of directors and to not otherwise vote with respect to the election of directors and are entitled to one-half of one vote for each share held on all other matters. Each share of restricted common stock will convert into common stock upon disposition by the holder of such shares.

  1997 Stock Plan

    In September 1997, the Company's board of directors and stockholders approved the Company's 1997 Stock Plan (the "Plan"), which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the Plan is 15 percent of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the compensation committee of the Company's board of directors. Options generally expire 10 years from the date of grant, one year following termination of employment due to death or disability, or three months following termination of employment by means other than death or disability.

  Directors' Stock Plan

    In September 1997, the Company's board of directors and stockholders approved the 1997 Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options to nonemployee directors. In May 2000, the Company's board of directors amended the Directors' Plan. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. Each nonemployee director shall receive an annual retainer to be paid quarterly; one half in cash and one half in shares of the Company. Each nonemployee director is granted options to purchase an additional 3,000 shares at the time of an initial election of such director. In addition, each director will be automatically granted options to purchase 3,000 shares annually at each September 30 on which such director remains a director. All options have an exercise price based on the fair market value at the date of grant and vesting terms similar to options granted under the Directors' Plan discussed above.

    The Directors' Plan allows nonemployee directors to receive additional option grants in amounts and at terms as deemed appropriate by the Company's board of directors.

  Employee Stock Purchase Plan

    In February 2000, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company's closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 1.0 million shares. The purpose of the ESPP is to provide an incentive for employees of the Company to acquire a proprietary interest in the Company through the purchase of shares of the Company's common stock. The ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the ESPP are construed in a manner to be consistent with the requirements of that section of the Code. As of September 30, 2000, there were no shares purchased under the ESPP.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  1999 Incentive Compensation Plan

    In November 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan (the "1999 Plan"). The 1999 Plan, as amended, authorizes the Compensation Committee of the Board of Directors or the Board of Directors to grant eligible participants of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 5.5 million shares of common stock authorized for issuance under the 1999 Plan.

    In December 1999 and March 2000, the Company granted restricted stock awards of 609,306 and 400,000, respectively under its stock plans to certain of its employees. The December 1999 awards vested in equal installments on May 31, 2000 and August 31, 2000, provided the recipient was still employed by the Company. The March 2000 award vests in equal installments on March 20th of each year through 2004, provided the recipient is still employed by the Company. The market value of the underlying stock on the date of grant for the December 1999 and March 2000 awards was $5.2 million and $2.3 million, respectively, which is being recognized as compensation expense over the related vesting periods. During the year ended September 30, 2000, the Company amortized $5.4 million to expense in connection with these awards. Through September 30, 2000, 578,269 shares of these common stock awards vested and 31,037 shares of common stock were forfeited. To fund employee tax liabilities, 202,770 of these awards were cancelled and 375,499 of these shares were issued and are currently outstanding. At September 30, 2000, there were 400,000 shares of unvested common stock awards outstanding.

    The following table summarizes activity under the Company's stock option and incentive compensation plans:

                                                                           WEIGHTED AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------   ----------------
Outstanding, September 30, 1997.............................          --            --
  Options Granted...........................................   3,464,014        $13.99
  Forfeited.................................................    (225,063)        13.14
                                                              ----------        ------
Outstanding, September 30, 1998.............................   3,238,951        $13.48
                                                              ----------        ------
  Options Granted...........................................   1,248,125         16.93
  Exercised.................................................    (316,312)         9.55
  Forfeited.................................................    (420,307)        15.20
                                                              ----------        ------
Outstanding, September 30, 1999.............................   3,750,457        $14.81
                                                              ----------        ------
  Options Granted...........................................   1,987,482         10.18
  Restricted Stock Granted..................................   1,009,306          0.00
  Exercised.................................................    (579,839)         0.00
  Forfeited and Cancelled...................................    (721,111)        13.92
                                                              ----------        ------
Outstanding, September 30, 2000.............................   5,446,295        $12.02
                                                              ==========        ======
Exercisable, September 30, 1998.............................      85,000        $ 9.33
                                                              ==========        ======
Exercisable, September 30, 1999.............................     759,656        $14.17
                                                              ==========        ======
Exercisable, September 30, 2000.............................   1,536,995        $13.74
                                                              ==========        ======

    Unexercised options expire at various dates from September 4, 2007 through September 30, 2010.

    The Company follows Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options issued to employees. Under APB Opinion No. 25, compensation expense is not recorded for stock options issued to employees if the exercise price of the option is equal to the market price of the stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that if a company does not record compensation expense for stock options issued to employees pursuant to APB Opinion No. 25, the company must also disclose the effects on its results of operations as if the Company has adopted SFAS 123. The following compares the Company's reported income and earnings per share to pro forma estimates of these

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES amounts assuming that the Company had expensed the estimated fair value of options provided to its employees over the applicable vesting period.

                                                                  1998      1999      2000
                                                                 -------   -------   -------
  Net income (loss)
    As reported...............................................   $   (52)  $48,107   $21,156
    Pro forma for SFAS No. 123................................   $(2,173)  $42,720   $12,510
  Basic earnings (loss) per share
    As reported...............................................   $    --   $  1.41   $  0.53
    Pro forma for SFAS No. 123................................   $ (0.11)  $  1.25   $  0.31
  Diluted earnings (loss) per share
    As reported...............................................   $    --   $  1.39   $  0.52
    Pro forma for SFAS No. 123................................   $ (0.11)  $  1.23   $  0.31

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

                                                               1998         1999         2000
                                                              -------      -------      -------
Expected dividend yield.....................................     0.00%        0.00%        0.00%
Expected stock price volatility.............................    53.20%       52.23%       94.42%
Weighted average risk free interest rate....................     5.55%        5.24%        6.35%
Expected life of options....................................     6 years      6 years      6 years

    The tables below summarizes options outstanding and exercisable at September 30, 2000:

                                        WEIGHTED-AVERAGE
RANGE OF           OUTSTANDING AS OF       REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AS OF    WEIGHTED-AVERAGE
EXERCISE PRICES    SEPTEMBER 30, 2000   CONTRACTUAL LIFE    EXERCISE PRICE    SEPTEMBER 30, 2000    EXERCISE PRICE
---------------    ------------------   ----------------   ----------------   ------------------   ----------------
$ 0.0000-$ 4.6240..       400,000             9.5              $ 0.0000                  --            $ 0.0000
$ 4.6250-$ 7.8000..       969,195             9.2              $ 5.5455             206,000            $ 6.5652
$ 7.8100-$10.5000..        49,667             9.2              $ 9.7947                  --            $ 0.0000
$10.5100-$15.5000..     3,038,150             7.5              $13.6949             930,400            $13.2613
$15.5100-$22.1250..       989,283             7.6              $18.1885             400,595            $18.5497
                       ---------              ---              --------           ---------            --------
                       5,446,295              8.0              $12.0195           1,536,995            $13.7422
                       =========              ===              ========           =========            ========

    Options exercisable at September 30, 1998, 1999 and 2000 had weighted average fair values per option of $7.98, $9.45 and $8.10, respectively.

11. RELATED-PARTY TRANSACTIONS:

    The Company has transactions in the normal course of business with certain affiliated companies. Amounts due from related parties at September 30, 1999 and 2000 were $220,000 and $256,000, respectively. In connection with certain of the acquisitions, subsidiaries of the Company have entered into a number of related party lease arrangements for facilities. These lease agreements are for periods generally ranging from three to five years and were priced based on prevailing market rates at the time the arrangements were negotiated. Lease payments for the years ended September 30, 1998, 1999 and 2000 were $1,648,000, $2,850,000 and $4,180,000, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in note 7.

    In August 1996, the Company negotiated the purchase of the common stock from an officer. The selling price of the shares totaled $800,000. The Company signed an installment promissory note that provided for the

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES payout of $800,000 over seven years at 8 percent interest, secured by the purchased stock. At the closing of the IPO, the officer exchanged the promissory note for cash and shares of IES common stock. In connection therewith, the Company recorded a non-cash, non-recurring compensation charge of approximately $17.0 million, as required by the SEC.

12. EMPLOYEE BENEFIT PLANS:

    In November 1998, the Company established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). All IES employees are eligible to participate subsequent to completing six months of service and attaining age twenty-one. Participants become vested in Company matching contributions following three years of service.

    Certain subsidiaries of the Company do not participate in the 401(k) Plan, but instead provide various defined contribution savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after eight years. Certain plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary. The aggregate contributions to the Plans were $1,127,000, $1,460,000 and $2,106,000 for the years ended September 30, 1998,
1999 and 2000, respectively.

13. COMMITMENTS AND CONTINGENCIES:

    Subsidiaries of the Company are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.

    The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. At September 30, 2000, the Company's investment in EnerTech was $0.5 million.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    Quarterly financial information for the years ended September 30, 1999 and 2000 are summarized as follows (in thousands, except per share data):

                                                     FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                                   -----------------------------------------
                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
Revenues.........................................  $197,712   $215,692   $279,742   $342,742
Gross profit.....................................  $ 40,967   $ 45,503   $ 61,878   $ 70,825
Net income.......................................  $  9,092   $  9,740   $ 13,645   $ 15,630
Earnings per share:
  Basic..........................................  $   0.29   $   0.30   $   0.39   $   0.41
  Diluted........................................  $   0.29   $   0.30   $   0.39   $   0.41

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                                                     FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                                   -----------------------------------------
                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
Revenues.........................................  $335,191   $370,327   $452,149   $514,621
Gross profit.....................................  $ 59,620   $ 62,860   $ 78,048   $ 99,223
Net income (loss)................................  $  2,603   $ (2,475)  $ 10,084   $ 10,944
Earnings (loss) per share:
  Basic..........................................  $   0.07   $  (0.06)  $   0.25   $   0.27
  Diluted........................................  $   0.07   $  (0.06)  $   0.25   $   0.27

    The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

15. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED):

    In December 2000, the Company invested $4.6 million in Energy Photovoltaics, Inc. ("EPV"). EPV is engaged in the developing, manufacturing and marketing photovoltaic components, products and systems. The Company will account for EPV using the equity method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than January 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation, the Performance Graph or the Report of the Audit Committee, which are contained in the Proxy Statement, but expressly not incorporated herein.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

    See Index to Financial Statements under Item 8 of this report.

    (b) Exhibits.

           3.1           -- Amended and Restated Certificate of Incorporation as
                            amended. (Incorporated by reference to 3.1 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
           3.2           -- Bylaws, as amended (Incorporated by reference to 3.2 to the Company's Annual Report on Form 10-K for the year
                            ended September 30, 1999)
           4.1           -- Specimen Common Stock Certificate. (Incorporated by
                            reference to 4.1 to the Registration Statement on Form
                            S-1 (File No. 333-38715) of the Company)
           4.2           -- Indenture, dated January 28, 1999, by and among
                            Integrated Electrical Services, Inc. and the subsidiaries
                            named therein and State Street Bank and Trust Company
                            covering up to $150,000,000 9 3/8% Senior Subordinated
                            Notes due 2009. (Incorporated by reference to Exhibit 4.2
                            to Post-Effective Amendment No. 3 to the Registration
                            Statement on Form S-4 (File No. 333-50031) of the
                            Company)
           4.4           -- Form of Integrated Electrical Services, Inc. 9 3/8%
                            Senior Subordinated Note due 2009 (Included in Exhibit A
                            to Exhibit 4.1)
          10.1           -- Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File
                            No. 333-38715) of the Company)
          10.2           -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to 10.2 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)

          10.3           -- Integrated Electrical Services, Inc. 1997 Stock Plan, as
                            amended. (Incorporated by reference to Exhibit 10.1 of
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1999)
         *10.4           -- Integrated Electrical Services, Inc. 1997 Directors Stock
                            Plan.
          10.5           -- Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank
                            of Texas, N.A., including Guaranty, Pledge Agreement,
                            Security Agreement, form of promissory note, and form of
                            swing line note. (Incorporated by reference to Exhibit
                            10.5 to Post-Effective Amendment No. 1 to the
                            Registration Statement on Form S-1 (File No. 333-50031)
                            of the Company)
          10.6           -- Amendment No. 1 dated September 30, 1998, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K/A for the year
                            ended September 30, 1998)
          10.7           -- Amendment No. 2 dated January 18, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.7 to
                            Post-Effective Amendment No. 2 to the Registration
                            Statement on Form S-1 (Reg. No. 333-50031) of the
                            Company)
         *10.8           -- Amendment No. 3 dated August 19, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A.
          10.9           -- Amendment No. 4 dated March 31, 2000, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.1 of
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000)
          10.10          -- Employment Agreement between the Company and H. David
                            Ramm dated March 20, 2000 (Incorporated by reference to
                            Exhibit 10.2 of the Company's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2000)
         *10.11          -- Integrated Electrical Services, Inc. 1999 Incentive
                            Compensation Plan.
         *12             -- Ratio of Earnings to Fixed Charges
         *21.1           -- List of Subsidiaries.
         *23.1           -- Consent of Arthur Andersen LLP.
         *27             -- Financial Data Schedule

---------------

* Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2000.

                                            INTEGRATED ELECTRICAL SERVICES, INC.

                                            By:     /s/ H. DAVID RAMM
                                             -----------------------------------
                                                       H. David Ramm
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 18, 2000.

                   SIGNATURE                                               TITLE
                   ---------                                               -----
               /s/ H. DAVID RAMM                      Chief Executive Officer and Director
------------------------------------------------
                 H. David Ramm

             /s/ DONALD PAUL HODEL                    Director
------------------------------------------------
               Donald Paul Hodel

                /s/ ROBERT KELLY                      Director
------------------------------------------------
                  Robert Kelly

               /s/ BEN L. MUELLER                     Chief Operating Officer and Director
------------------------------------------------
                 Ben L. Mueller

                /s/ RICHARD MUTH                      Director
------------------------------------------------
                  Richard Muth

              /s/ ALAN R. SIELBECK                    Director
------------------------------------------------
                Alan R. Sielbeck

              /s/ C. BYRON SNYDER                     Chairman of the Board of Directors
------------------------------------------------
                C. Byron Snyder

               /s/ ROBERT STALVEY                     Director
------------------------------------------------
                 Robert Stalvey

             /s/ RICHARD L. TUCKER                    Director
------------------------------------------------
               Richard L. Tucker

                  /s/ BOB WEIK                        Director
------------------------------------------------
                    Bob Weik

                /s/ JIM P. WISE                       Director
------------------------------------------------
                  Jim P. Wise

            /s/ WILLIAM W. REYNOLDS                   Chief Financial Officer
------------------------------------------------
              William W. Reynolds

           /s/ NEIL J. DEPASCAL, JR.                  Vice President and Chief Accounting Officer
------------------------------------------------
             Neil J. DePascal, Jr.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Amended and Restated Certificate of Incorporation as
                            amended. (Incorporated by reference to 3.1 to the
                            Registration Statement on Form S-1 (File No. 333-38715)
                            of the Company)
           3.2           -- Bylaws, as amended (Incorporated by reference to 3.2 to the Company's Annual Report on Form 10-K for the year
                            ended September 30, 1999)
           4.1           -- Specimen Common Stock Certificate. (Incorporated by
                            reference to 4.1 to the Registration Statement on Form
                            S-1 (File No. 333-38715) of the Company)
           4.2           -- Indenture, dated January 28, 1999, by and among
                            Integrated Electrical Services, Inc. and the subsidiaries
                            named therein and State Street Bank and Trust Company
                            covering up to $150,000,000 9 3/8% Senior Subordinated
                            Notes due 2009. (Incorporated by reference to Exhibit 4.2
                            to Post-Effective Amendment No. 3 to the Registration
                            Statement on Form S-4 (File No. 333-50031) of the
                            Company)
           4.4           -- Form of Integrated Electrical Services, Inc. 9 3/8%
                            Senior Subordinated Note due 2009 (Included in Exhibit A
                            to Exhibit 4.1)
          10.1           -- Form of Employment Agreement (Incorporated by reference to 10.1 to the Registration Statement on Form S-1 (File
                            No. 333-38715) of the Company)
          10.2           -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to 10.2 to the Registration
                            Statement on Form S-1 (File No. 333-38715) of the
                            Company)
          10.3           -- Integrated Electrical Services, Inc. 1997 Stock Plan, as
                            amended. (Incorporated by reference to Exhibit 10.1 of
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1999)
         *10.4           -- Integrated Electrical Services, Inc. 1997 Directors Stock
                            Plan.
          10.5           -- Credit Agreement dated July 30, 1998, among the Company, the Financial Institutions named therein and NationsBank
                            of Texas, N.A., including Guaranty, Pledge Agreement,
                            Security Agreement, form of promissory note, and form of
                            swing line note. (Incorporated by reference to Exhibit
                            10.5 to Post-Effective Amendment No. 1 to the
                            Registration Statement on Form S-1 (File No. 333-50031)
                            of the Company)
          10.6           -- Amendment No. 1 dated September 30, 1998, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K/A for the year
                            ended September 30, 1998)
          10.7           -- Amendment No. 2 dated January 18, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.7 to
                            Post-Effective Amendment No. 2 to the Registration
                            Statement on Form S-1 (Reg. No. 333-50031) of the
                            Company)
         *10.8           -- Amendment No. 3 dated August 19, 1999, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.9           -- Amendment No. 4 dated March 31, 2000, to the Credit
                            Agreement dated July 30, 1998, among the Company, the
                            Financial Institutions named therein and NationsBank of
                            Texas, N.A. (Incorporated by reference to Exhibit 10.1 of
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 2000)
          10.10          -- Employment Agreement between the Company and H. David
                            Ramm dated March 20, 2000 (Incorporated by reference to
                            Exhibit 10.2 of the Company's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2000)
         *10.11          -- Integrated Electrical Services, Inc. 1999 Incentive
                            Compensation Plan.
         *12             -- Ratio of Earnings to Fixed Charges
         *21.1           -- List of Subsidiaries.
         *23.1           -- Consent of Arthur Andersen LLP.
         *27             -- Financial Data Schedule

---------------

* Filed herewith.