Form 10-Q
period 2000-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2001-02-14
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of February 13, 2001, of the issuer's common stock was 38,229,531 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                        ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 2000....................................................................       2
         Consolidated Statements of Operations for the three months ended
              December 31, 1999 and 2000...........................................................       3
         Consolidated Statement of Stockholders' Equity for the three months ended
              December 31, 2000....................................................................       4
         Consolidated Statements of Cash Flows for the three months ended
              December 31, 1999 and 2000...........................................................       5
         Condensed Notes to Consolidated Financial Statements......................................       6

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      12

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      18

PART II. OTHER INFORMATION

         Signatures................................................................................      19

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                     September 30,  December 31,
                                                                                         2000           2000
                                                                                     -------------  ------------
                                                                                       (Audited)     (Unaudited)
                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents ......................................................     $       770     $       613
Accounts receivable:
    Trade, net of allowance of $7,121 and $6,882, respectively .................         300,038         283,345
    Retainage ..................................................................          67,851          67,608
    Related parties ............................................................             256             230
Costs and estimated earnings in excess of billings on
    uncompleted contracts ......................................................          51,119          50,388
Inventories, net ...............................................................          16,861          16,889
Prepaid expenses and other current assets ......................................           8,857          15,399
                                                                                     -----------     -----------
    Total current assets .......................................................         445,752         434,472

PROPERTY AND EQUIPMENT, net ....................................................          61,367          63,294
GOODWILL, net ..................................................................         496,212         492,274
OTHER NON-CURRENT ASSETS .......................................................          16,659          21,352
                                                                                     -----------     -----------
       Total assets ............................................................     $ 1,019,990     $ 1,011,392
                                                                                     ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt .......................     $    93,903     $   125,901
Accounts payable and accrued expenses ..........................................         202,047         141,547
Income taxes payable ...........................................................           1,166           3,809
Billings in excess of costs and estimated earnings on
    uncompleted contracts ......................................................          56,993          66,929
                                                                                     -----------     -----------
    Total current liabilities ..................................................         354,109         338,186

LONG-TERM DEBT, net of current maturities ......................................           1,162           1,087
SENIOR SUBORDINATED NOTES, net of $1,073 and $1,053
    unamortized discount, respectively .........................................         148,927         148,947
OTHER NON-CURRENT LIABILITIES ..................................................           8,043           8,128
                                                                                     -----------     -----------
       Total liabilities .......................................................         512,241         496,348
                                                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding .............................................              --              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,099,079 and 38,248,321 shares issued, respectively ...................             381             382
    Restricted common stock, $.01 par value, 2,655,709 shares ..................              --
       authorized, 2,655,709 and 2,605,709 shares outstanding, respectively ....              27              26
    Treasury stock, at cost, - and 19,924 shares, respectively .................              --            (125)
    Additional paid-in capital .................................................         427,332         427,744
    Retained earnings ..........................................................          80,009          87,017
                                                                                     -----------     -----------
       Total stockholders' equity ..............................................         507,749         515,044
                                                                                     -----------     -----------
       Total liabilities and stockholders' equity ..............................     $ 1,019,990     $ 1,011,392
                                                                                     ===========     ===========

    The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                                1999               2000
                                                            ------------      -------------
                                                                     (Unaudited)
Revenues ..............................................     $    335,191      $    427,030

Cost of services (including depreciation) .............          275,571           352,489
                                                            ------------      ------------

     Gross profit .....................................           59,620            74,541

Selling, general and administrative expenses ..........           45,349            51,965
Goodwill amortization .................................            3,461             3,249
                                                            ------------      ------------

     Income from operations ...........................           10,810            19,327
                                                            ------------      ------------

Other (income)/expense:
     Interest expense .................................            5,190             6,258
     Other, net .......................................             (601)             (211)
                                                            ------------      ------------
        Other expense, net ............................            4,589             6,047
                                                            ------------      ------------
Income before income taxes ............................            6,221            13,280

Provision for income taxes ............................            3,618             6,272
                                                            ------------      ------------

Net income ............................................     $      2,603      $      7,008
                                                            ============      ============

Basic earnings per share ..............................     $       0.07      $       0.17
                                                            ============      ============

Diluted earnings per share ............................     $       0.07      $       0.17
                                                            ============      ============

Shares used in the computation
     of earnings per share (Note 4)

     Basic ............................................       39,384,053        40,756,732
                                                            ============      ============

     Diluted ..........................................       39,516,627        41,088,790
                                                            ============      ============


  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                             Restricted
                                                  Common Stock              Common Stock               Treasury Stock
                                            -----------------------   ------------------------    ------------------------
                                              Shares       Amount       Shares        Amount        Shares        Amount
                                            ----------   ----------   ----------    ----------    ----------    ----------

BALANCE, September 30, 2000 .............   38,099,079   $      381    2,655,709    $       27            --    $       --

Issuance of stock (unaudited) ...........      149,242            1      (50,000)           (1)           --            --

Purchase of stock (unaudited) ...........           --           --           --            --      (227,566)       (1,298)

Sale of stock (unaudited) ...............           --           --           --            --       207,642         1,173

Net income (unaudited) ..................           --           --           --            --            --            --
                                            ----------   ----------   ----------    ----------    ----------    ----------

BALANCE, December 31, 2000 (unaudited) ..   38,248,321   $      382    2,605,709    $       26       (19,924)   $     (125)
                                            ==========   ==========   ==========    ==========    ==========    ==========


                                            Additional                    Total
                                             Paid In       Retained   Stockholders'
                                             Capital       Earnings      Equity
                                            ----------    ----------  -------------

BALANCE, September 30, 2000 .............   $  427,332    $   80,009   $  507,749

Issuance of stock (unaudited) ...........          605            --          605

Purchase of stock (unaudited) ...........           --            --       (1,298)

Sale of stock (unaudited) ...............         (193)           --          980

Net income (unaudited) ..................           --         7,008        7,008
                                            ----------    ----------   ----------

BALANCE, December 31, 2000 (unaudited) ..   $  427,744    $   87,017   $  515,044
                                            ==========    ==========   ==========


  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Three Months Ended December 31,
                                                                                     -------------------------------
                                                                                        1999                 2000
                                                                                     ---------            ----------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...........................................................           $  2,603            $  7,008
     Adjustments to reconcile net income to net cash
        provided by operating activities -
          Depreciation and amortization ...................................              6,098               6,901
          Gain on sale of property and equipment ..........................               (242)                (36)
          Non-cash compensation expense ...................................                308                 142
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ...................................              8,994              17,047
               Inventories ................................................               (590)                (13)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts ...........                407               1,076
               Prepaid expenses and other current assets ..................               (587)             (6,385)
          Increase (decrease) in:
               Accounts payable and accrued expenses ......................            (13,335)            (60,129)
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ...................                492              10,281
               Income taxes payable and other current liabilities .........                320               2,643
               Other, net .................................................                  3                 241
                                                                                      --------            --------
                    Net cash provided by (used in) operating activities ...              4,471             (21,224)
                                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired .........................            (32,181)               (233)
     Additions to property and equipment ..................................             (7,789)             (5,594)
     Investments in available for sale securities .........................                 --              (4,849)
     Proceeds from sale of property and equipment .........................                426                 190
                                                                                      --------            --------
                    Net cash used in investing activities .................            (39,544)            (10,486)
                                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ...........................................................             48,404              50,000
     Repayments of debt ...................................................             (5,777)            (18,129)
     Purchase of treasury stock ...........................................                 --              (1,298)
     Sale of treasury stock ...............................................                 --                 980
     Other ................................................................                  3                  --
                                                                                      --------            --------
                    Net cash provided by financing activities .............             42,630              31,553
                                                                                      --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................              7,557                (157)
CASH AND CASH EQUIVALENTS, beginning of period ............................              2,931                 770
                                                                                      --------            --------
CASH AND CASH EQUIVALENTS, end of period ..................................           $ 10,488            $    613
                                                                                      ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ........................................................           $  5,419            $  2,828
          Income taxes ....................................................           $  4,009            $  3,862

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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

At December 31, 2000, the Company's investments in available for sale securities had a fair value of $6.6 million, which approximated cost. Such investments are included in other assets on the balance sheet.

Unrealized holding gains and losses, net of taxes, will be reflected in accumulated other comprehensive income (loss) included in stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

SUBSIDIARY GUARANTIES

All of the Company's operating income and cash flows are generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB 101 does not supersede any existing authoritative literature. Management has reviewed the staff's views presented in SAB 101 and does not believe the adoption of SAB 101 will have a material impact on the financial position or results of operations of the Company as we recognize revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production
- Type Contracts."

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

2. ACQUISITIONS

Subsequent to the IPO, and through December 31, 2000, IES has acquired 70 businesses in transactions accounted for as purchases and one transaction accounted for as a pooling of interests. The total consideration paid in these transactions was approximately $232.9 million in cash and 15.8 million shares of common stock. The accompanying December 31, 2000 consolidated balance sheet included allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value which are subject to final adjustment during the first year of ownership.

The unaudited pro forma data presented below reflect the results of operations of IES and the businesses acquired during fiscal 2000 and 2001 assuming the transactions were completed on October 1, 1999 (in thousands):


                                        THREE MONTHS ENDED DECEMBER 31,
                                    ---------------------------------------
                                           1999                  2000
                                    -----------------     -----------------
Revenues ......................     $         350,553     $         427,030
                                    =================     =================
Net income ....................     $           3,348     $           7,008
                                    =================     =================
Basic earnings per share ......     $            0.08     $            0.17
                                    =================     =================
Diluted earnings per share ....     $            0.08     $            0.17
                                    =================     =================


The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in owners' compensation, estimated goodwill amortization for the excess of consideration paid over the net assets acquired assuming a 40-year amortization period, interest expense on borrowings incurred to fund acquisitions, elimination of interest income, and additional income tax expense based on the Company's effective income tax rate. The unaudited pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on October 1, 1999, and are not necessarily representative of the Company's results of operations for any future period.

3. DEBT

Credit Facility

In January 1998, the Company obtained a three-year revolving Credit Facility of up to $65.0 million (the "Credit Facility") from a commercial bank to be used for working capital, capital expenditures, other corporate purposes and acquisitions. In July 1998, the Company increased the Credit Facility to $175.0 million. The Credit Facility matures July 30, 2001. Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.0 percent to 2.375 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate and (ii) the Federal funds rate plus 0.5 percent plus up to an additional 0.5 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.375 percent, as determined by the ratio of the Company's total funded debt to EBITDA, will be due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, maintenance of a total consolidated funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the financial covenants at December 31, 2000. As of December 31, 2000, the Company had outstanding indebtedness of $125.0 million under its

Credit Facility, letters of credit outstanding under its Credit Facility of $5.3 million, $2.0 million of other borrowings and available borrowing capacity under its Credit Facility of $44.7 million.

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

4. PER SHARE INFORMATION

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 1999 and 2000 (in thousands, except share information):

                                                                 Three Months Ended December 31,
                                                                 -------------------------------
                                                                     1999                2000
                                                                 -----------         -----------
Numerator:
     Net income ........................................         $     2,603         $     7,008

Denominator:
     Weighted average shares outstanding - basic .......          39,384,053          40,756,732
     Effect of dilutive stock options ..................             132,574             332,058
                                                                 -----------         -----------
     Weighted average shares outstanding - diluted .....          39,516,627          41,088,790
                                                                 ===========         ===========

Earnings per share:
      Basic ............................................         $      0.07         $      0.17
      Diluted ..........................................         $      0.07         $      0.17


For the three months ended December 31, 1999 and 2000, exercisable stock options of 3.9 million and 5.1 million, respectfully, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

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

During fiscal 2000, the Company aligned its operations among two complementary core businesses: electrical contracting and communications solutions. Within the electrical contracting business, the Company has three reportable segments: commercial/industrial, residential and service and maintenance. The commercial/industrial segment provides installation, renovation and upgrades and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries and petrochemical and power plants. The residential segment consists of installation, replacement and renovation services in single family and low-rise multifamily housing units. The service and maintenance segment provides maintenance and replacement services from service calls and routine maintenance contracts. The communications solutions business provides installation service and maintenance, design, engineering and support services to outside plant, network enterprise and switch network customers. Other includes expenses associated with the Company's home office and regional infrastructure.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from operations of the respective business units prior to unallocated home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill amortization, depreciation expense, capital expenditures and total assets. Those methods used for allocation may change in the future.

Segment information for the three months ended December 31, 1999 and 2000 are as follows (in thousands):

                                                          THREE MONTHS ENDED DECEMBER 31, 1999
                            ----------------------------------------------------------------------------------------------
                                           ELECTRICAL CONTRACTING
                            ----------------------------------------------------
                            COMMERCIAL/                 SERVICE AND                COMMUNICATIONS
                            INDUSTRIAL   RESIDENTIAL    MAINTENANCE     SUBTOTAL     SOLUTIONS        OTHER        TOTAL
                            ----------   -----------    -----------    ---------   --------------    ---------    --------
Revenues ..................  $220,053       $ 55,282      $ 32,835      $308,170       $ 27,021       $     --    $335,191
Cost of services ..........   186,220         43,012        25,666       254,898         20,673             --     275,571
                             --------       --------      --------      --------       --------       --------    --------
Gross profit ..............    33,833         12,270         7,169        53,272          6,348             --      59,620

Selling, general and
administrative ............    24,833          6,239         3,705        34,777          3,049          7,523      45,349
Goodwill amortization .....     2,272            571           339         3,182            279             --       3,461
                             --------       --------      --------      --------       --------       --------    --------
Operating income ..........  $  6,728       $  5,460      $  3,125      $ 15,313       $  3,020       $ (7,523)   $ 10,810
                             ========       ========      ========      ========       ========       ========    ========

Other data:
Depreciation expense ......  $  1,467       $    290      $    202      $  1,959       $    580       $     98    $  2,637
Capital expenditures ......     3,812            545           526         4,883            422          2,484       7,789
Total assets ..............   718,391         51,192        68,455       838,038         54,405         29,856     922,299

                                                                THREE MONTHS ENDED DECEMBER 31, 2000
                           --------------------------------------------------------------------------------------------------------
                                              ELECTRICAL CONTRACTING
                           -------------------------------------------------------------
                           COMMERCIAL/                   SERVICE AND                     COMMUNICATIONS
                           INDUSTRIAL     RESIDENTIAL    MAINTENANCE        SUBTOTAL        SOLUTIONS        OTHER        TOTAL
                           -----------    -----------    -----------     --------------  ---------------   ---------   -----------

Revenues................   $   294,464    $    62,312    $    31,757     $      388,533  $        38,497   $      --   $   427,030
Cost of services........       250,961         48,001         24,237            323,199           29,290          --       352,489
                           -----------    -----------    -----------     --------------  ---------------   ---------   -----------
Gross profit............        43,503         14,311          7,520             65,334            9,207          --        74,541

Selling, general and
administrative..........        27,413          8,038          3,263             38,714            5,159       8,092        51,965
Goodwill amortization...         2,372            398            200              2,970              279          --         3,249
                           -----------    -----------    -----------     --------------  ---------------   ---------   -----------
Operating income........   $    13,718    $     5,875    $     4,057     $       23,650  $         3,769   $  (8,092)  $    19,327
                           ===========    ===========    ===========     ==============  ===============   =========   ===========

Other data:
Depreciation expense....   $     2,058    $       402    $       199     $        2,659  $           803   $     190   $     3,652
Capital expenditures....         2,650            667            367              3,684            1,463         447         5,594
Total assets............       786,862         56,137         75,993            918,992           59,661      32,739     1,011,392


The Company does not have significant operations or long-lived assets in countries outside of the United States.

6. 1999 INCENTIVE COMPENSATION PLAN

In November 1999 the Board of Directors adopted the 1999 Incentive Compensation Plan (the "1999 Plan"). The 1999 Plan authorizes the Compensation Committee of the Board of Directors or the Board of Directors to grant employees of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 5.5 million shares of Common Stock authorized for issuance under the 1999 Plan.

In December 1999 and March, 2000, the Company granted restricted stock awards of 609,306 and 400,000, respectively under its stock plans to certain of its employees. The December 1999 awards vested in equal installments on May 31, 2000, and August 31, 2000, provided that the recipient was still employed by the Company. The March 2000 award vests in equal installments on March 20th of each year through 2004, provided the recipient is still employed by the Company. The market value of the underlying stock on the date of grant for the December 1999 and March 2000 awards was $5.2 million and $2.3 million, respectively, which is being recognized as compensation expense over the related vesting periods. During the three months ended December 31, 1999 and 2000, the Company amortized $308,000 and $142,000, respectively, to expense in connection with these awards.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. At December 31, 2000, the Company's investment in EnerTech was $750,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and due to seasonality. The foregoing and other factors are discussed in our filings with the SEC including our Annual Report on Form 10-K for the year ended September 30, 2000.

Because of the significant effect of acquisitions on our results of operations, our historical results of operations and period-to-period comparisons are not indicative of future results and may not be meaningful. The integration of acquired businesses and the addition of management personnel to support acquisitions may positively or negatively affect our results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

The following table presents selected unaudited historical financial information for the three months ended December 31, 1999 and 2000. The historical results of operations of IES presented below includes the results of operations of its acquired companies beginning on their respective dates of acquisition.

                                               Three Months Ended December 31,
                                             ----------------------------------
                                              1999       %       2000       %
                                             ------   ------    ------   ------
                                                   (dollars in millions)
Revenues .................................   $335.2      100%   $427.0      100%
Cost of services (including
  depreciation) ..........................    275.6       82%    352.5       83%
                                             ------   ------    ------   ------
Gross profit .............................     59.6       18%     74.5       17%
Selling, general & administrative
  expenses ...............................     45.3       14%     51.9       12%
Goodwill amortization ....................      3.5        1%      3.3        1%
                                             ------   ------    ------   ------
Income from operations ...................     10.8        3%     19.3        4%
Interest and other expense, net ..........      4.6        1%      6.0        1%
                                             ------   ------    ------   ------
Income before income taxes ...............      6.2        2%     13.3        3%
Provision for income taxes ...............      3.6        1%      6.3        1%
                                             ------   ------    ------   ------
Net income ...............................   $  2.6        1%   $  7.0        2%
                                             ======   ======    ======   ======

REVENUES

                                          PERCENT OF TOTAL REVENUES
                                       -------------------------------
                                       THREE MONTHS ENDED DECEMBER 31,
                                       -------------------------------
                                           1999           2000
                                           ----           ----
Commercial and Industrial                    66%            69%
Residential                                  16%            15%
Service and Maintenance                      10%             7%
Communications Solutions                      8%             9%
                                           ----           ----

Total Company                               100%           100%
                                           ====           ====

Revenues from all segments increased $91.8 million, or 27%, from $335.2 million for the three months ended December 31, 1999, to $427.0 million for the three months ended December 31, 2000. The increase in revenues is primarily the result of acquisitions and increased awards of construction contracts in the markets we serve. Commercial and Industrial revenues increased $74.4 million, or 34%, from $220.1 million for the three months ended December 31, 1999, to $294.5 million for the three months ended December 31, 2000. Residential revenues increased $7.0 million, or 13%, from $55.3 million for the three months ended December 31, 1999, to $62.3 million for the three months ended December 31, 2000. Service and maintenance revenues decreased $1.0 million, or 3%, from $32.8 million for the three months ended December 31, 1999, to $31.8 million for the three months ended December 31, 2000. Communications Solutions revenues increased $11.5 million, or 43%, from $27.0 million for the three months ended December 31, 1999, to $38.5 million for the three months ended December 31, 2000.

GROSS PROFIT

                                     SEGMENT GROSS PROFIT MARGINS
                                   AS A PERCENT OF SEGMENT REVENUES
                                   --------------------------------
                                    THREE MONTHS ENDED DECEMBER 31,
                                   --------------------------------
                                          1999          2000
                                          ----          ----
Commercial and Industrial                   15%           15%
Residential                                 22%           23%
Service and Maintenance                     22%           24%
Communications Solutions                    23%           24%
                                          ----          ----

Total Company                               18%           17%
                                          ====          ====

Gross profit increased $14.9 million, or 25%, from $59.6 million for the three months ended December 31, 1999, to $74.5 million for the three months ended December 31, 2000. Gross profit margin as a percentage of revenues decreased approximately 1% from 18% for the three months ended December 31, 1999 to 17% for the three months ended December 31, 2000. The decrease in gross profit margin as a percentage of revenues was primarily the result of some of our locations experiencing project delays due to bad weather, the cancellation of some projects and some pricing pressures during the quarter.

Commercial and Industrial gross profit increased $9.7 million, or 29%, from $33.8 million for the three months ended December 31, 1999, to $43.5 million for the three months ended December 31, 2000. Commercial and Industrial gross profit margin as a percentage of revenues remained constant at 15%. Gross profit margins remain at this level for many reasons. Several of our locations experienced project delays due to unseasonably cold and rainy weather, some projects were cancelled and we experienced some pricing pressures during the quarter. The delays compressed a portion of our work schedules, requiring unplanned overtime, the use of temporary labor and, in some instances, the hiring of subcontractors.

Residential gross profit increased $2.0 million, or 16%, from $12.3 million for the three months ended December 31, 1999, to $14.3 million for the three months ended December 31, 2000. Residential gross profit margin as a percentage of revenues increased to 23% for the three months ended December 31, 2000, from 22% for the three months ended December 31, 1999. This increase in gross margins primarily resulted from a lesser seasonal slow down during the December 2000 quarter than expected.

Service and maintenance gross profit increased $0.3 million, or 4%, from $7.2 million from the three months ended December 31, 1999, to $7.5 million for the three months ended December 31, 2000. Service and maintenance gross profit margin as a percentage of revenues increased to 24% for the three months ended December 31, 2000, from 22% for the three months ended December 31, 1999. This increase resulted from increased efficiencies in the delivery of service and maintenance to our customers.

Communication Solutions gross profit increased $2.9 million, or 46%, from $6.3 million for the three months ended December 31, 1999, to $9.2 million for the three months ended December 31, 2000. Communication Solutions gross profit margin as a percentage of revenues increased slightly to 24% for the three months ended December 31, 2000, despite experiencing some project delays and decreased customer spending, as a result of better pricing and efficiency in the delivery of service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $6.6 million, or 15%, from $45.3 million for the three months ended December 31, 1999, to $51.9 million for the three months ended December 31, 2000. Selling, general and administrative expenses as a percentage of revenues decreased approximately 2%, from 14% for the three months ended December 31, 1999 to 12% for the three months ended December 31, 2000. The increased selling, general and administrative costs primarily resulted from the additional growth from acquisitions and the need for additional infrastructure to support current operational initiatives.

INCOME FROM OPERATIONS

Income from operations increased $8.5 million, from $10.8 million for the three months ended December 31, 1999, to $19.3 million for the three months ended December 31, 2000. This increase in income from operations is primarily attributed to the revenue growth due to increased construction activity in the markets we serve.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from expense of $4.6 million for the three months ended December 31, 1999, to $6.0 million for the three months ended December 31, 2000, primarily as a result of increased interest expense on borrowings.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from the three months ended December 31, 1999 to the three months ended December 31, 2000. The lower effective tax rate for the current three month period is the result of proportionately higher pretax income in the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had cash and cash equivalents of $0.6 million, working capital of $96.3 million, borrowings of $125.0 million under our credit facility, $5.3 million of letters of credit outstanding, and available capacity under our credit facility of $44.7 million.

During the three months ended December 31, 2000, we used $21.2 million of net cash in operating activities. This net cash used in operating activities is comprised of net income of $7.0 million, increased by $7.0 million of non-cash charges related primarily to depreciation and amortization expense and decreased by changes in working capital. Working capital changes consisted of a $17.0 million decrease in accounts receivable as a result of the timing of collections, offset by $60.1 million decrease in accounts payable and accrued expenses as a result of the timing of payments and year-end accruals, including taxes, interest, claims under our insurance policies and bonuses. Working capital changes also included a $10.3 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, with the balance of the change due to other working capital changes. Net cash used in investing activities was $10.5 million, consisting primarily of $5.6 million used for capital expenditures and $4.8 million use to purchase investments in available for sale securities. Net cash provided by financing activities was $31.6 million, resulting primarily from borrowings, net of repayments under our credit facility.

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

The amounts borrowed under the credit facility bear interest at an annual rate equal to either:

o LIBOR plus 1.0% to 2.375%, as determined by the ratio of our total funded debt to EBITDA; or

o    the higher of

          o    the bank's prime rate, and

          o the federal funds rate plus 0.5%, plus up to an additional 0.5% as determined by the ratio of our total funded debt to EBITDA.

Commitment fees of 0.25% to 0.375%, as determined by the ratio of total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. Our subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of IES and the guarantors. The credit facility:

o requires the consent of the lenders for acquisitions exceeding a set level of cash consideration;

o    prohibits the payment of cash dividends on our common stock;

o    restricts our ability to incur other indebtedness; and

o    requires us to comply with material financial covenants.

Availability of the credit facility is subject to customary drawing conditions.

Our credit facility matures on July 30, 2001. We are currently in negotiations with several banks to refinance the credit facility. We believe that we will be successful in refinancing our current credit facility.

On January 25, 1999, we completed our offering of $150.0 million Series B senior subordinated notes. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year, commencing August 1, 1999. The notes are unsecured senior subordinated obligations and are subordinated to all our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

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

All of our operating income and cash flows are generated by our wholly owned subsidiaries, which are the subsidiary guarantors of our outstanding senior subordinated notes. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and (iv) the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB 101 does not supersede any existing authoritative literature. Management has reviewed the staff's views presented in SAB 101 and does not believe the adoption of SAB 101 will have a material impact on the financial position or results of operations of the Company as we recognize revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production
- Type Contracts".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt, with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2000.

                                           2001         2002        2003        2004        2005     Thereafter     Total
                                         ---------      -----       -----       -----       -----    ----------     -----
Liabilities-Debt:

Variable Rate (Credit Facility) ...      $ 125,000         --          --          --          --           --    $ 125,000

           Average Interest Rate ..          8.691%        --          --          --          --           --        8.691%

Fixed Rate (Senior
Subordinated Notes) ...............             --         --          --          --          --    $ 150,000    $ 150,000

           Average Interest Rate ..          9.375%     9.375%      9.375%      9.375%      9.375%       9.375%       9.375%

Fair Value of  Debt:
   Variable Rate ......................     $    125,000
   Fixed Rate .........................     $    142,125

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


                                            INTEGRATED ELECTRICAL SERVICES, INC.


Date: February 13, 2001                     By: /s/ William W. Reynolds
                                                --------------------------------
                                                William W. Reynolds
                                                Executive Vice President and
                                                Chief Financial Officer