Form 10-Q
period 2001-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2001-05-11
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of May 10, 2001, of the issuer's common stock was 38,277,901 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION
                                                                                                        Page
     Item 1.          Financial Statements                                                              ----
         Consolidated Balance Sheets as of September 30, 2000 and
              March 31, 2001.......................................................................       2
         Consolidated Statements of Operations and Comprehensive Income
               for the six months ended March 31, 2000 and 2001....................................       3
         Consolidated Statements of Operations and Comprehensive Income
              for the three months ended March 31, 2000 and 2001...................................       4
         Consolidated Statement of Stockholders' Equity for the six months ended
              March 31, 2001.......................................................................       5
         Consolidated Statements of Cash Flows for the six months ended
              March 31, 2000 and 2001..............................................................       6
         Consolidated Statements of Cash Flows for the three months ended
              March 31, 2000 and 2001..............................................................       7
         Condensed Notes to Consolidated Financial Statements......................................       8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      15

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      25

PART II.      OTHER INFORMATION

     Item 4.          Submission of Matters to a Vote of Security Holders..........................      26


     Signatures       .............................................................................      27

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                   September 30,    March 31,
                                                                                       2000           2001
                                                                                   -------------    ----------
                                                                                     (Audited)      (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................................................     $      770     $      633
Accounts receivable:
    Trade, net of allowance of $7,121 and $6,075, respectively .................        300,038        264,659
    Retainage ..................................................................         67,851         65,679
    Related parties ............................................................            256            347
Costs and estimated earnings in excess of billings on
    uncompleted contracts ......................................................         51,119         52,259
Inventories, net ...............................................................         16,861         17,401
Prepaid expenses and other current assets ......................................          8,857         21,323
                                                                                     ----------     ----------
    Total current assets .......................................................        445,752        422,301

PROPERTY AND EQUIPMENT, net ....................................................         61,367         65,959
GOODWILL, net ..................................................................        496,212        489,055
OTHER NON-CURRENT ASSETS .......................................................         16,659         20,568
                                                                                     ----------     ----------
       Total assets ............................................................     $1,019,990     $  997,883
                                                                                     ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt .......................     $   93,903     $  109,839
Accounts payable and accrued expenses ..........................................        202,047        145,871
Income taxes payable ...........................................................          1,166          2,062
Billings in excess of costs and estimated earnings on
    uncompleted contracts ......................................................         56,993         58,494
                                                                                     ----------     ----------
    Total current liabilities ..................................................        354,109        316,266

LONG-TERM DEBT, net of current maturities ......................................          1,162          1,105
SENIOR SUBORDINATED NOTES, net of $1,073 and $1,032
    unamortized discount, respectively .........................................        148,927        148,968
OTHER NON-CURRENT LIABILITIES ..................................................          8,043          8,086
                                                                                     ----------     ----------
       Total liabilities .......................................................        512,241        474,425
                                                                                     ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued or outstanding ..............................................             --             --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,099,079 and 38,319,341 shares issued, respectively ...................            381            383
    Restricted common stock, $.01 par value, 2,655,709 shares ..................
       authorized, 2,655,709 and 2,605,709 shares outstanding, respectively ....             27             26
    Treasury stock, at cost, - and 43,434 shares, respectively .................             --           (283)
    Additional paid-in capital .................................................        427,332        428,133
    Retained earnings ..........................................................         80,009         95,092
    Accumulated other comprehensive income .....................................             --            107
                                                                                     ----------     ----------
       Total stockholders' equity ..............................................        507,749        523,458
                                                                                     ----------     ----------
       Total liabilities and stockholders' equity ..............................     $1,019,990     $  997,883
                                                                                     ==========     ==========

          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                                   Six Months Ended March 31,
                                                                 ------------------------------
                                                                     2000             2001
                                                                 ------------      ------------
                                                                          (Unaudited)

Revenues ...................................................     $    705,518      $    845,587

Cost of services (including depreciation) ..................          583,038           694,297
                                                                 ------------      ------------

     Gross profit ..........................................          122,480           151,290

Selling, general and administrative expenses ...............           99,790           103,773
Goodwill amortization ......................................            6,720             6,493
                                                                 ------------      ------------

     Income from operations ................................           15,970            41,024
                                                                 ------------      ------------

Other (income)/expense:
     Interest expense ......................................           11,395            12,494
     Gain on sales of assets ...............................             (188)              (77)
     Other (income) expense, net ...........................             (553)              313
                                                                 ------------      ------------
                                                                       10,654            12,730
                                                                 ------------      ------------
Income before income taxes .................................            5,316            28,294

Provision for income taxes .................................            5,187            13,211
                                                                 ------------      ------------

Net income .................................................     $        129      $     15,083
                                                                 ============      ============

Other comprehensive income, net of tax:
     Unrealized gains from available for sale securities ...               --               107
                                                                 ------------      ------------

Comprehensive income .......................................     $        129      $     15,190
                                                                 ============      ============

Basic earnings per share ...................................     $         --      $       0.37
                                                                 ============      ============

Diluted earnings per share .................................     $         --      $       0.37
                                                                 ============      ============

Shares used in the computation
     of earnings per share (Note 4)

     Basic .................................................       39,878,952        40,795,509
                                                                 ============      ============

     Diluted ...............................................       39,912,540        41,060,287
                                                                 ============      ============


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)





                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     2000              2001
                                                                 ------------      ------------
                                                                          (Unaudited)
Revenues ...................................................     $    370,327      $    418,557

Cost of services (including depreciation) ..................          307,467           341,808
                                                                 ------------      ------------

     Gross profit ..........................................           62,860            76,749

Selling, general and administrative expenses ...............           54,444            51,808
Goodwill amortization ......................................            3,256             3,244
                                                                 ------------      ------------

     Income from operations ................................            5,160            21,697
                                                                 ------------      ------------

Other (income)/expense:
     Interest expense ......................................            6,205             6,236
     (Gain)/loss on sale of assets .........................               54               (41)
     Other (income)/expense, net ...........................             (194)              488
                                                                 ------------      ------------
                                                                        6,065             6,683
                                                                 ------------      ------------
Income (loss) before income taxes ..........................             (905)           15,014

Provision for income taxes .................................            1,569             6,939
                                                                 ------------      ------------

Net income (loss) ..........................................     $     (2,474)     $      8,075
                                                                 ============      ============

Other comprehensive income, net of tax:
     Unrealized gains from available for sale securities ...               --               107
                                                                 ------------      ------------

Comprehensive income (loss) ................................     $     (2,474)     $      8,182
                                                                 ============      ============

Basic earnings (loss) per share ............................     $      (0.06)     $       0.20
                                                                 ============      ============

Diluted earnings (loss) per share ..........................     $      (0.06)     $       0.20
                                                                 ============      ============

Shares used in the computation
     of earnings (loss) per share (Note 4)

     Basic .................................................       40,379,289        40,835,149
                                                                 ============      ============

     Diluted ...............................................       40,379,289        41,093,981
                                                                 ============      ============


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                                                 Restricted
                                                 Common Stock                   Common Stock                   Treasury Stock
                                       -----------------------------     ----------------------------   -------------------------
                                          Shares           Amount           Shares          Amount         Shares       Amount
                                        -----------      -----------     -----------      -----------   -----------   -----------
BALANCE, September 30, 2000 .......      38,099,079      $       381       2,655,709      $        27            --   $        --

Issuance of stock (unaudited) .....         220,262                2         (50,000)              (1)           --            --

Purchase of stock (unaudited) .....              --               --              --               --      (251,076)       (1,456)

Sale of stock (unaudited) .........              --               --              --               --       207,642         1,173

Unrealized holding gain on
   securities (unaudited) .........              --               --              --               --            --            --

Net income (unaudited) ............              --               --              --               --            --            --
                                        -----------      -----------     -----------      -----------   -----------   -----------
BALANCE, March 31, 2001
   (unaudited) ....................      38,319,341      $       383       2,605,709      $        26       (43,434)  $      (283)
                                        ===========      ===========     ===========      ===========   ===========   ===========

                                                                             Accumulated
                                             Additional                         Other         Total
                                              Paid In         Retained      Comprehensive   Stockholders'
                                              Capital         Earnings          Income        Equity
                                            -----------      -----------    -------------   -------------
BALANCE, September 30, 2000 .......         $   427,332      $    80,009     $        --     $   507,749

Issuance of stock (unaudited) .....                 994               --              --             995

Purchase of stock (unaudited) .....                  --               --              --          (1,456)

Sale of stock (unaudited) .........                (193)              --              --             980

Unrealized holding gain on
   securities (unaudited) .........                  --               --             107             107

Net income (unaudited) ............                  --           15,083              --          15,083
                                            -----------      -----------     -----------     -----------

BALANCE, March 31, 2001
   (unaudited) ....................         $   428,133      $    95,092     $       107     $   523,458
                                            ===========      ===========     ===========     ===========

          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                         Six Months Ended March 31,
                                                                         --------------------------
                                                                             2000          2001
                                                                           --------      --------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................     $    129      $ 15,083
     Adjustments to reconcile net income to net cash
        provided by operating activities -
        Depreciation and amortization ................................       17,917        13,955
        Gain on sale of property and equipment .......................         (188)          (77)
        Non-cash compensation expense ................................        2,156           284
        Changes in operating assets and liabilities
        (Increase) decrease in:
            Accounts receivable, net .................................          547        37,545
            Inventories ..............................................       (2,583)         (525)
            Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts ......       (4,189)         (795)
            Prepaid expenses and other current assets ................       (5,996)      (12,309)
        Increase (decrease) in:
            Accounts payable and accrued expenses ....................        8,800       (55,946)
            Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ..............        4,667         1,846
            Income taxes payable .....................................       (1,188)          896
            Other, net ...............................................       (2,618)        1,090
                                                                           --------      --------
                    Net cash provided by operating activities ........       17,454         1,047
                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ....................      (32,181)         (233)
     Additions to property and equipment .............................      (15,410)      (12,383)
     Investments in available for sale securities ....................           --        (4,849)
     Proceeds from sale of property and equipment ....................        1,290           519
                                                                           --------      --------
                    Net cash used in investing activities ............      (46,301)      (16,946)
                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ......................................................       48,404        57,000
     Repayments of debt ..............................................      (15,486)      (41,757)
     Issuance of stock ...............................................           --           995
     Purchase of treasury stock ......................................           --        (1,456)
     Sale of treasury stock ..........................................           --           980
                                                                           --------      --------
                    Net cash provided by financing activities ........       32,918        15,762
                                                                           --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................        4,071          (137)
CASH AND CASH EQUIVALENTS, beginning of period .......................        2,931           770
                                                                           --------      --------
CASH AND CASH EQUIVALENTS, end of period .............................     $  7,002      $    633
                                                                           ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH
            FLOW INFORMATION:
     Cash paid for
        Interest .....................................................     $ 11,507      $ 12,075
        Income taxes .................................................     $ 16,373      $ 19,090



          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             2000          2001
                                                                           --------      --------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................     $ (2,474)     $  8,075
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities -
          Depreciation and amortization ..............................       11,819         7,054
          (Gain) loss on sale of property and equipment ..............           54           (41)
          Non-cash compensation expense ..............................        1,848           142
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ..............................       (8,447)       20,498
               Inventories ...........................................       (1,993)         (512)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts ......       (4,596)       (1,871)
               Prepaid expenses and other current assets .............       (5,409)       (5,924)
          Increase (decrease) in:
               Accounts payable and accrued expenses .................       22,135         4,183
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts ..............        4,175        (8,435)
               Income taxes payable ..................................       (1,508)       (1,747)
               Other, net ............................................       (2,621)          849
                                                                           --------      --------
                    Net cash provided by operating activities ........       12,983        22,271
                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment .............................       (7,621)       (6,789)
     Proceeds from sale of property and equipment ....................          864           329
                                                                           --------      --------
                    Net cash used in investing activities ............       (6,757)       (6,460)
                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ......................................................           --         7,000
     Repayments of debt ..............................................       (9,712)      (23,024)
     Issuance of stock ...............................................           --           390
     Purchase of treasury stock ......................................           --          (157)
                                                                           --------      --------
                    Net cash used in financing activities ............       (9,712)      (15,791)
                                                                           --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................       (3,486)           20
CASH AND CASH EQUIVALENTS, beginning of period .......................       10,488           613
                                                                           --------      --------
CASH AND CASH EQUIVALENTS, end of period .............................     $  7,002      $    633
                                                                           ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...................................................     $  6,088      $  9,213
          Income taxes ...............................................     $ 12,364      $ 15,228



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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2000 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the six months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

SUBSIDIARY GUARANTIES

All of the Company's operating income and cash flows are generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in the Company's revenue recognition of construction in progress, allowance for doubtful accounts and self insured claims liability.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States, and does not supersede any existing authoritative literature. The Company recognizes revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts," and as a result SAB 101 requires no change to the Company's revenue recognition policies.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is required to be adopted for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, on October 1, 2000. Adoption of this statement did not have a material impact on the financial position or results of operations of the Company, as it has not engaged or entered into any arrangements usually associated with derivative instruments.

2.   WRITE-OFF OF CAPITALIZED SOFTWARE

In accordance with its ongoing review of capitalized software, in March 2000, the Company curtailed the development of a complex and proprietary information system. This comprehensive information system had been under development for approximately one year. After a period of field testing, the Company determined that it was necessary to significantly alter the technological architecture of the system in order to reduce ongoing support, maintenance and communications costs. Accordingly, the Company recorded a pretax charge of approximately $7.7 million, of which $5.7 million was included in depreciation expense for the three months ended March 31, 2000 to write-off the carrying value of the software costs, development costs and certain hardware and network infrastructure costs.

3.   DEBT

Credit Facility

The Company currently has a $175.0 million credit facility with a syndicate of banks to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures July 30, 2001 (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.25 percent to
2.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.5 percent plus up to an additional 0.75 percent, as determined by the ratio of the

Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA, are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, maintenance of a total consolidated funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the financial covenants at March 31, 2001. As of March 31, 2001, the Company had outstanding indebtedness of $109.0 million under its Credit Facility, letters of credit outstanding under its Credit Facility of $5.3 million, $1.9 million of other borrowings and available borrowing capacity under its Credit Facility of $60.7 million.

As the Company's Credit Facility matures on July 30, 2001, it is classified as currently payable. The Company is in negotiations with several banks to refinance the Credit Facility to $150.0 million. As of May 11, 2001, the Company had commitments of $130.0 million towards the new Credit Facility. The Company believes that it will be successful in refinancing its current Credit Facility prior to its maturity.

Senior Subordinated Notes

On January 25, 1999, the Company completed its offering of $150.0 million Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

4.   PER SHARE INFORMATION

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the six months ended March 31, 2000 and 2001 (in thousands, except share information):

                                                      Six Months Ended March 31,
                                                      ---------------------------
                                                         2000            2001
                                                      -----------     -----------
Numerator:
    Net income .....................................  $       129     $    15,083

Denominator:
    Weighted average shares outstanding - basic ....   39,878,952      40,795,509
    Effect of dilutive stock options ...............       33,588         264,778
                                                      -----------     -----------
    Weighted average shares outstanding - diluted ..   39,912,540      41,060,287
                                                      ===========     ===========

Earnings per share:
    Basic ..........................................  $        --     $      0.37
    Diluted ........................................  $        --     $      0.37

For the six months ended March 31, 2000 and 2001, stock options of 3.9 million and 5.1 million, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share for the three months ended March 31, 2000 and 2001 (in thousands, except share information):

                                                       Three Months Ended March 31,
                                                      ------------------------------
                                                          2000               2001
                                                      ------------      ------------

Numerator:
    Net income (loss) ..............................  $     (2,474)     $      8,075

Denominator:
    Weighted average shares outstanding - basic ....    40,379,289        40,835,149
    Effect of dilutive stock options ...............            --           258,832
                                                      ------------      ------------
    Weighted average shares outstanding - diluted ..    40,379,289        41,093,981
                                                      ============      ============

Earnings (loss) per share:
    Basic ..........................................  $      (0.06)     $       0.20
    Diluted ........................................  $      (0.06)     $       0.20

For the three months ended March 31, 2000, stock options of 4.4 million were excluded from the computation of diluted earnings (loss) per share as the Company reported a net loss for this period. For the three months ended March 31, 2001, stock options of 5.1 million were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

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

During fiscal 2000, the Company aligned its operations among two complementary core businesses: electrical contracting and communications solutions. Within the electrical contracting business, the Company has three reportable segments: commercial/industrial, residential and service and maintenance. The commercial/industrial segment provides design, installation, renovation and upgrades and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries and petrochemical and power plants. The residential segment consists of installation, replacement and renovation services in single family and low-rise multifamily housing units. The service and maintenance segment provides maintenance and replacement services from service calls and routine maintenance contracts. The communications solutions business provides installation service and maintenance, design, engineering and support services to outside plant, network enterprise and switch network customers. Other includes expenses associated with the Company's home office and regional infrastructure.

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

Segment information for the six months ended March 31, 2000 and 2001 is as follows (in thousands):

                                                                          SIX MONTHS ENDED MARCH 31, 2000
                                              ------------------------------------------------------------------------------------
                                                           ELECTRICAL CONTRACTING
                                              ------------------------------------------------
                                              COMMERCIAL/               SERVICE AND            COMMUNICATIONS
                                              INDUSTRIAL   RESIDENTIAL  MAINTENANCE   SUBTOTAL    SOLUTIONS     OTHER      TOTAL
                                              -----------  -----------  -----------   -------- --------------  --------   --------
Revenues ..................................... $468,243     $116,234     $ 60,184     $644,661     $ 60,857    $     --   $705,518
Cost of services (including depreciation) ....  400,018       90,750       47,149      537,917       45,121          --    583,038
                                               --------     --------     --------     --------     --------    --------   --------
Gross profit .................................   68,225       25,484       13,035      106,744       15,736          --    122,480

Selling, general and administrative ..........   48,599       12,081        6,247       66,927        8,100      24,763     99,790
Goodwill amortization ........................    4,825          926          510        6,261          459          --      6,720
                                               --------     --------     --------     --------     --------    --------   --------
Operating income ............................. $ 14,801     $ 12,477     $  6,278     $ 33,556     $  7,177    $(24,763)  $ 15,970
                                               ========     ========     ========     ========     ========    ========   ========

Other data:
Depreciation expense ......................... $  3,163     $    528     $    373     $  4,064     $  1,220    $  5,913   $ 11,197
Capital expenditures .........................    5,236        1,079        2,220        8,535        1,164       5,711     15,410
Total assets .................................  653,642      106,669       84,014      844,325       66,615      23,171    934,111

                                                                          SIX MONTHS ENDED MARCH 31, 2001
                                              ------------------------------------------------------------------------------------
                                                           ELECTRICAL CONTRACTING
                                              ------------------------------------------------
                                              COMMERCIAL/               SERVICE AND            COMMUNICATIONS
                                              INDUSTRIAL   RESIDENTIAL  MAINTENANCE   SUBTOTAL    SOLUTIONS     OTHER      TOTAL
                                              -----------  -----------  -----------   -------- --------------  --------   --------
Revenues ...................................     $570,422     $122,118     $ 69,234   $761,774     $ 83,813    $     --   $845,587
Cost of services (including depreciation) ..      481,196       94,170       53,325    628,691       65,606          --    694,297
                                                 --------     --------     --------   --------     --------    --------   --------
Gross profit ...............................       89,226       27,948       15,909    133,083       18,207          --    151,290

Selling, general and administrative ........       54,941       14,349        6,668     75,958        9,063      18,752    103,773
Goodwill amortization ......................        4,598          926          510      6,034          459          --      6,493
                                                 --------     --------     --------   --------     --------    --------   --------
Operating income ...........................     $ 29,687     $ 12,673     $  8,731   $ 51,091     $  8,685    $(18,752)  $ 41,024
                                                 ========     ========     ========   ========     ========    ========   ========

Other data:
Depreciation expense .......................     $  4,090     $    828     $    448   $  5,366     $  1,687    $    409   $  7,462
Capital expenditures .......................        4,289        1,035        1,349      6,673        2,429       3,281     12,383
Total assets ...............................      667,451      112,639       81,011    861,101       88,502      48,280    997,883

Segment information for the three months ended March 31, 2000 and 2001 is as follows (in thousands):

                                                                         THREE MONTHS ENDED MARCH 31, 2000
                                              ------------------------------------------------------------------------------------
                                                           ELECTRICAL CONTRACTING
                                              ------------------------------------------------
                                              COMMERCIAL/               SERVICE AND            COMMUNICATIONS
                                              INDUSTRIAL   RESIDENTIAL  MAINTENANCE   SUBTOTAL    SOLUTIONS     OTHER      TOTAL
                                              -----------  -----------  -----------   -------- --------------  --------   --------
Revenues .....................................   $248,190     $ 60,952     $ 27,349   $336,491     $ 33,836    $     --   $370,327
Cost of services (including depreciation) ....    213,798       47,738       21,483    283,019       24,448          --    307,467
                                                 --------     --------     --------   --------     --------    --------   --------
Gross profit .................................     34,392       13,214        5,866     53,472        9,388          --     62,860

Selling, general and administrative ..........     23,769        5,842        2,542     32,153        5,051      17,240     54,444
Goodwill amortization ........................      2,309          463          255      3,027          229          --      3,256
                                                 --------     --------     --------   --------     --------    --------   --------
Operating income .............................   $  8,314     $  6,909     $  3,069   $ 18,292     $  4,108    $(17,240)     5,160
                                                 ========     ========     ========   ========     ========    ========   ========

Other data:
Depreciation expense .........................   $  1,696     $    238     $    171   $  2,105     $    640    $  5,818   $  8,563
Capital expenditures .........................      2,624          533          495      3,652          742       3,227      7,621
Total assets .................................    653,642      106,669       84,014    844,325       66,615      23,171    934,111

                                                                         THREE MONTHS ENDED MARCH 31, 2001
                                              ------------------------------------------------------------------------------------
                                                           ELECTRICAL CONTRACTING
                                              ------------------------------------------------
                                              COMMERCIAL/               SERVICE AND            COMMUNICATIONS
                                              INDUSTRIAL   RESIDENTIAL  MAINTENANCE   SUBTOTAL    SOLUTIONS     OTHER      TOTAL
                                              -----------  -----------  -----------   -------- --------------  --------   --------
Revenues .....................................   $277,607     $ 60,245     $ 35,310   $373,162     $ 45,395    $     --   $418,557
Cost of services (including depreciation) ....    231,331       46,169       27,992    305,492       36,316          --    341,808
                                                 --------     --------     --------   --------     --------    --------   --------
Gross profit .................................     46,276       14,076        7,318     67,670        9,079          --     76,749

Selling, general and administrative ..........     27,528        6,311        3,405     37,244        3,904      10,660     51,808
Goodwill amortization ........................      2,297          463          255      3,015          229          --      3,244
                                                 --------     --------     --------   --------     --------    --------   --------
Operating income .............................   $ 16,451     $  7,302     $  3,658   $ 27,411     $  4,946    $(10,660)  $ 21,697
                                                 ========     ========     ========   ========     ========    ========   ========

Other data:
Depreciation expense .........................   $  2,027     $    426     $    254   $  2,707     $    884    $    219   $  3,810
Capital expenditures .........................      1,707          368          914      2,989          966       2,834      6,789
Total assets .................................    667,451      112,639       81,011    861,101       88,502      48,280    997,883

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

In December 1999 and March 2000, the Company granted restricted stock awards of 609,306 and 400,000, respectively under its stock plans to certain of its employees. The December 1999 awards vested in equal installments on May 31, 2000, and August 31, 2000, provided that the recipient was still employed by the Company. The March 2000 award vests in equal installments on March 20th of each year through 2004, provided the recipient is still employed by the Company. The market value of the underlying stock on the date of grant for the December 1999 and March 2000 awards was $5.2 million and $2.3 million, respectively, which is being recognized as compensation expense over the related vesting periods. During the six months ended March 31, 2000 and 2001, the Company amortized $2.2 million and $0.3 million, respectively, to expense in connection with these awards. During the three months ended March 31, 2000 and 2001, the Company amortized $1.8 million and $0.1 million, respectively.

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

The Company has committed to invest an additional $4.3 million in certain investment opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1. This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and the effects of seasonality. The foregoing and other factors are discussed in our filings with the SEC including our Annual Report on Form 10-K for the year ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

The following table presents selected unaudited historical financial information for the six months ended March 31, 2000 and 2001. The historical results of operations presented below include the results of operations of our acquired companies beginning on their respective dates of acquisition.

                                                        Six Months Ended March 31,
                                                    ----------------------------------
                                                     2000       %        2001       %
                                                    ------     ---      ------     ---
                                                           (dollars in millions)

Revenues ......................................     $705.5     100%     $845.6     100%
Cost of services (including depreciation) .....      583.0      83%      694.3      82%
                                                    ------     ---      ------     ---
        Gross profit ..........................      122.5      17%      151.3      18%
Selling, general & administrative expenses ....       99.8      14%      103.8      12%
Goodwill amortization .........................        6.7       1%        6.5       1%
                                                    ------     ---      ------     ---
        Income from operations ................       16.0       2%       41.0       5%
Interest and other expense, net ...............       10.7       1%       12.7       1%
                                                    ------     ---      ------     ---
        Income before income taxes ............        5.3       1%       28.3       4%
Provision for income taxes ....................        5.2       1%       13.2       2%
                                                    ------     ---      ------     ---
        Net income ............................     $  0.1      --%     $ 15.1       2%
                                                    ======     ===      ======     ===

REVENUES

                               PERCENT OF TOTAL REVENUES
                               --------------------------
                               SIX MONTHS ENDED MARCH 31,
                               --------------------------
                                   2000     2001
                                   ----     ----

Commercial and Industrial ....      66%      67%
Residential ..................      16%      15%
Service and Maintenance ......       9%       8%
Communications Solutions .....       9%      10%
                                   ---      ---
Total Company ................     100%     100%
                                   ===      ===

Revenues from all segments increased $140.1 million, or 20%, from $705.5 million for the six months ended March 31, 2000, to $845.6 million for the six months ended March 31, 2001. Total same store revenues increased approximately
$116.7 million, or 17%, from $705.5 million for the six months ended March 31, 2000, to $822.2 million for the six months ended March 31, 2001. The increase in revenues is primarily the result of acquisitions made during the three months ended December 31, 1999, and increased awards of construction contracts in the markets we serve.

Commercial and industrial revenues increased $102.2 million, or 22%, from $468.2 million for the six months ended March 31, 2000, to $570.4 million for the six months ended March 31, 2001. This increase is primarily the result of acquisitions and increased awards of construction contracts in the markets we serve.

Residential revenues increased $5.9 million, or 5%, from $116.2 million for the six months ended March 31, 2000, to $122.1 million for the six months ended March 31, 2001. This increase primarily results from an acquisition made during the three months ended December 31, 1999.

Service and maintenance revenues increased $9.0 million, or 15%, from $60.2 million for the six months ended March 31, 2000, to $69.2 million for the six months ended March 31, 2001. This increase in revenues is primarily the result of company-wide efforts to expand our service and maintenance business.

Communications solutions revenues increased $22.9 million, or 38%, from $60.9 million for the six months ended March 31, 2000, to $83.8 million for the six months ended March 31, 2001. This increase is primarily the result of company-wide efforts to grow our communications solutions business and increased awards of communications solutions contracts during the six months ended March 31, 2001.

GROSS PROFIT

                               SEGMENT GROSS PROFIT MARGINS
                             AS A PERCENT OF SEGMENT REVENUES
                             --------------------------------
                                SIX MONTHS ENDED MARCH 31,
                             --------------------------------
                                 2000                2001
                                 ----                ----

Commercial and Industrial ...     15%                 16%
Residential .................     22%                 23%
Service and Maintenance .....     22%                 23%
Communications Solutions ....     26%                 22%
                                  --                  --
Total Company ...............     17%                 18%
                                  ==                  ==

Gross profit increased $28.8 million, or 24%, from $122.5 million for the six months ended March 31, 2000, to $151.3 million for the six months ended March 31, 2001. Gross profit margin as a percentage of revenues increased approximately 1% from 17% for the six months ended March 31, 2000 to 18% for the six months ended March 31, 2001. This increase in gross profit margin as a percentage of revenues was primarily the result of losses recorded on fixed-price contracts at one subsidiary during the six months ended March 31, 2000, and increased efficiency in serving our customers for the six months ended March 31, 2001.

Commercial and industrial gross profit increased $21.0 million, or 31%, from $68.2 million for the six months ended March 31, 2000, to $89.2 million for the six months ended March 31, 2001. Commercial and industrial gross profit margin as a percentage of revenues increased approximately 1% from 15% for the six months ended March 31, 2000, to 16% for the six months ended March 31, 2001. This increase in gross profit margin as a percentage of revenues was primarily due to the completion of several contracts at higher than anticipated margins and the impact of losses recorded on fixed-price contracts at one subsidiary during the six months ended March 31, 2000.

Residential gross profit increased $2.4 million, or 9%, from $25.5 million for the six months ended March 31, 2000, to $27.9 million for the six months ended March 31, 2001. Residential gross profit margin as a percentage of revenues increased approximately 1% from 22% for the six months ended March 31, 2000, to 23% for the six months ended March 31, 2001. This increase in gross profit margin as a percent of revenues primarily resulted from the designation of the residential business as a separate segment and managing it from our other electrical work.

Service and maintenance gross profit increased $2.9 million, or 22%, from $13.0 million from the six months ended March 31, 2000, to $15.9 million for the six months ended March 31, 2001. Service and maintenance gross profit margin as a percentage of revenues increased to 23% for the six months ended March 31, 2001, from 22% for the six months ended March 31, 2000. This increase resulted from increased efficiencies in the delivery of service and maintenance to our customers.

Communication solutions gross profit increased $2.5 million, or 16%, from $15.7 million for the six months ended March 31, 2000, to $18.2 million for the six months ended March 31, 2001. Communication solutions gross profit margin as a percentage of revenues decreased to 22% for the six months ended March 31, 2001 from 26% for the six months ended March 31, 2000. This decrease was the result of increased costs associated with our company-wide effort to continue to grow this business and the completion of several projects at lower than planned margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $4.0 million, or 4%, from $99.8 million for the six months ended March 31, 2000, to $103.8 million for the six months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues decreased approximately 2%, from 14% for the six months ended March 31, 2000 to 12% for the six months ended March 31, 2001. This decrease primarily resulted from $9.8 million of expenses incurred during the six months ended March 31, 2000, related to restricted stock awards and our decision to curtail the development of an information system in March 2000.

INCOME FROM OPERATIONS

Income from operations increased $24.4 million, from $16.0 million for the six months ended March 31, 2000, to $40.4 million for the six months ended March 31, 2001. This increase in income from operations was primarily attributed to the revenue growth due to increased construction activity in the markets we serve and the absence in the six months ended March 31, 2001 of certain selling, general and administrative expenses incurred during the six months ended March 31, 2000 as described above.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $10.7 million for the six months ended March 31, 2000, to $12.7 million for the six months ended March 31, 2001, primarily as a result of increased interest expense on borrowings.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from the six months ended March 31, 2000, to the six months ended March 31, 2001. The lower effective tax rate in the current six month period was the result of a non-deductible goodwill amortization and non-cash compensation expense related to restricted stock awards during the six months ended March 31, 2000 representing a smaller percentage of our pre-tax income in such period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

The following table presents selected unaudited historical financial information for the three months ended March 31, 2000 and 2001. The historical results of operations presented below includes the results of operations of our acquired companies beginning on their respective dates of acquisition.

                                                         Three Months Ended March 31,
                                                    --------------------------------------
                                                     2000        %          2001       %
                                                    ------      ----       ------     ----
                                                            (dollars in millions)

Revenues ......................................     $370.3       100%      $418.6      100%
Cost of services (including depreciation) .....      307.4        83%       341.9       82%
                                                    ------      ----       ------     ----
        Gross profit ..........................       62.9        17%        76.7       18%
Selling, general & administrative expenses ....       54.4        14%        51.8       12%
Goodwill amortization .........................        3.3         1%         3.2        1%
                                                    ------      ----       ------     ----
        Income from operations ................        5.2         2%        21.7        5%
Interest and other expense, net ...............        6.1         2%         6.7        1%
                                                    ------      ----       ------     ----
        Income (loss) before income taxes .....       (0.9)        0%        15.0        4%
Provision for income taxes ....................        1.6         1%         6.9        2%
                                                    ------      ----       ------     ----
        Net income (loss) .....................     $ (2.5)       (1)%     $  8.1        2%
                                                    ======      ====       ======     ====

REVENUES

                                  PERCENT OF TOTAL REVENUES
                                 ----------------------------
                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                  2000                 2001
                                  ----                 ----

Commercial and Industrial ...      67%                  66%
Residential .................      16%                  15%
Service and Maintenance .....       8%                   8%
Communications Solutions ....       9%                  11%
                                  ---                  ---

Total Company ...............     100%                 100%
                                  ===                  ===

Revenues from all segments increased $48.3 million, or 13%, from $370.3 million for the three months ended March 31, 2000, to $418.6 million for the three months ended March 31, 2001. The increase in revenues is primarily the result of increased awards of construction contracts in the markets we serve.

Commercial and industrial revenues increased $29.4 million, or 12%, from $248.2 million for the three months ended March 31, 2000, to $277.6 million for the three months ended March 31, 2001. This increase is primarily the result of increased awards of construction contracts in the markets we serve.

Residential revenues decreased $0.8 million, or 1%, from $61.0 million for the three months ended March 31, 2000, to $60.2 million for the three months ended March 31, 2001, due to our decision to focus growth at a subsidiary in Florida on higher margin work and therefore reduce volume.

Service and maintenance revenues increased $8.0 million, or 29%, from $27.3 million for the three months ended March 31, 2000, to $35.3 million for the three months ended March 31, 2001. This increase in revenues is primarily the result of company-wide efforts to expand our service and maintenance business.

Communications solutions revenues increased $11.6 million, or 34%, from $33.8 million for the three months ended March 31, 2000, to $45.4 million for the three months ended March 31, 2001. This increase is primarily the result of company-wide efforts to grow our communications solutions business and increased awards of communications solutions contracts during the three months ended March 31, 2001.

GROSS PROFIT

                                                 SEGMENT GROSS PROFIT MARGINS
                                               AS A PERCENT OF SEGMENT REVENUES
                                               --------------------------------
                                                 THREE MONTHS ENDED MARCH 31,
                                               --------------------------------
                                                    2000               2001
                                                    ----               ----

Commercial and Industrial                            14%                17%
Residential                                          22%                23%
Service and Maintenance                              22%                21%
Communications Solutions                             28%                20%
                                                    ---                ---

Total Company                                        17%                18%
                                                    ===                ===

Gross profit increased $13.8 million, or 22%, from $62.9 million for the three months ended March 31, 2000, to $76.7 million for the three months ended March 31, 2001. Gross profit margin as a percentage of revenues increased approximately 1% from 17% for the three months ended March 31, 2000 to 18% for the three months ended March 31, 2001. The increase in gross profit margin as a percentage of revenues was primarily the result of losses recorded on fixed-price contracts at one subsidiary during the three months ended March 31, 2000 and improved efficiency in serving our customers for the three months ended March 31, 2000.

Commercial and industrial gross profit increased $11.9 million, or 35%, from $34.4 million for the three months ended March 31, 2000, to $46.3 million for the three months ended March 31, 2001. Commercial and industrial gross profit margin as a percentage of revenues increased 3% from 14% for the three months ended March 31, 2000, to 17% for the three months ended March 31, 2001. The increase in gross profit margin as a percentage of revenues was primarily due to the completion of several contracts at higher than anticipated margins and the impact of losses recorded on fixed-price contracts at one subsidiary during the three months ended March 31, 2000.

Residential gross profit increased $0.9 million, or 7%, from $13.2 million for the three months ended March 31, 2000, to $14.1 million for the three months ended March 31, 2001. Residential gross profit margin as a percentage of revenues increased 1% from 22% for the three months ended March 31, 2000, to 23% for the three months ended March 31, 2001. This increase in gross profit margin as a percent of revenues primarily resulted from the designation of the residential business as a separate segment and managing it apart from our other electrical work.

Service and maintenance gross profit increased $1.4 million, or 24%, from $5.9 million from the three months ended March 31, 2000, to $7.3 million for the three months ended March 31, 2001. Service and maintenance gross profit margin as a percent of revenues decreased from 22% for the three months ended March 31, 2000, to 21% for the three months ended March 31, 2001. This decrease is the result of increased costs associated with our company-wide effort to grow this business.

Communication solutions gross profit decreased $0.3 million, or 3%, from $9.4 million for the three months ended March 31, 2000, to $9.1 million for the three months ended March 31, 2001. Communication solutions gross profit margin as a percentage of revenues decreased to 20% for the three months ended March 31, 2001, from 28% for the three months ended March 31, 2000. This decrease was the result of increased costs associated with our company-wide effort to continue to grow this business and the completion of several projects at lower than planned margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2.6 million, or 5%, from $54.4 million for the three months ended March 31, 2000, to $51.8 million for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues decreased approximately 2%, from 14% for the three months ended March 31, 2000 to 12% for the three months ended March 31, 2001. This decrease primarily resulted from $9.5 million of expenses incurred during the three months ended March 31, 2000, related to restricted stock awards and our decision to curtail the development of an information system in March 2000.

INCOME FROM OPERATIONS

Income from operations increased $16.5 million, from $5.2 million for the three months ended March 31, 2000, to $21.7 million for the three months ended March 31, 2001. This increase in income from operations was primarily attributed to the revenue growth due to increased construction activity in the markets we serve and the absence in the three months ended March 31, 2001 of certain selling, general and administrative expenses incurred during the three months ended March 31, 2000 as described above.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $6.1 million for the three months ended March 31, 2000, to $6.7 million for the three months ended March 31, 2001, primarily as a result of increases in other expenses.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from the three months ended March 31, 2000 to the three months ended March 31, 2001. The lower effective tax rate in the current three month period is the result of non-deductible goodwill amortization and non-cash compensation expense related to restricted stock awards during the three months ended March 31, 2000 representing a smaller percentage of our pre-tax income in such period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had cash and cash equivalents of $0.6 million, working capital of $106.0 million, borrowings of $109.0 million under our credit facility, $5.3 million of letters of credit outstanding, and available capacity under our credit facility of $60.7 million. The amount outstanding under our senior subordinated notes was $150.0 million.

During the six months ended March 31, 2001, we generated $1.0 million of net cash from operating activities. This net cash provided by operating activities is comprised of net income of $15.1 million, increased by $14.2 million of non-cash charges related primarily to depreciation and amortization expense and decreased by changes in working capital. Working capital changes consisted of a $37.5 million decrease in accounts receivable as a result of the timing of collections, offset by $55.9 million decrease in accounts payable and accrued expenses as a result of the timing of payments, including taxes, interest and claims under our insurance policies. Working capital changes also included a $12.3 million increase in prepaid and other current assets, with the balance of the change due to other working capital changes. Net cash used in investing activities was $16.9 million, consisting primarily of $12.4 million used for capital expenditures and $4.8 million for the purchase of available for sale securities. Net cash provided by financing activities was $15.8 million, resulting primarily from borrowings, net of repayments under our credit facility.

During the three months ended March 31, 2001, we generated $22.3 million of net cash from operating activities. This net cash provided by operating activities is comprised of net income of $8.1 million, increased by $7.2 million of non-cash charges related primarily to depreciation and amortization expense and increased by changes in working capital. Working capital changes consisted of a $20.5 million decrease in accounts receivable as a result of the timing of collections, increased by $4.2 million increase in accounts payable and accrued expenses as a result of the timing of payments, including taxes, interest and claims under our insurance policies. Working capital changes also included an $8.4 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, an increase in prepaid expenses and other current assets of $5.9 million, with the balance of the change due to other working capital changes. Net cash used in investing activities was $6.5 million, consisting primarily of $6.8 million used for capital expenditures. Net cash used by financing activities was $15.8 million, resulting primarily from repayments, net of borrowings under our credit facility.

We currently have a $175.0 million credit facility with a syndicate of banks to be used for working capital, capital expenditures, other corporate purposes and acquisitions.

The amounts borrowed under the credit facility bear interest at an annual rate equal to either:

o LIBOR plus 1.25% to 2.25%, as determined by the ratio of our total funded debt to EBITDA; or

o    the higher of

     o    the bank's prime rate, or

     o the federal funds rate plus 0.50%, plus up to an additional 0.75% as determined by the ratio of our total funded debt to EBITDA.

Commitment fees of 0.25% to 0.50%, as determined by the ratio of total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. Our subsidiaries have guaranteed the repayment of all amounts due under the facility, and the facility is secured by the capital stock of the guarantors and the accounts receivable of IES and the guarantors. The credit facility:

o requires the consent of the lenders for acquisitions exceeding a set level of cash consideration;

o    prohibits the payment of cash dividends on our common stock;

o    restricts our ability to incur other indebtedness; and

o    requires us to comply with material financial covenants.


Availability of the credit facility is subject to customary drawing conditions.

Our credit facility matures on July 30, 2001. We are currently in negotiations with several banks to refinance the credit facility to $150.0 million. As of May 11, 2001, we have commitments of $130.0 million towards the new credit facility. We believe we will be successful in refinancing the current credit facility prior to its maturity.

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

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. We may, however, decide to hold derivative financial instruments in the future, which would effectively convert a portion of our fixed interest rate debt into a floating rate. Our current exposure to market risk for changes in interest rates relates primarily to its long-term obligation under the credit facility and its long-term obligations under the existing senior subordinated notes, of which $109.0 million and $150.0 million has been borrowed as of March 31, 2001. The credit facility matures on July 30, 2001 and the existing senior subordinated notes mature on February 1, 2009.

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

ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States, and does not supersede any existing authoritative literature. We recognize revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts," and as a result, SAB 101 requires no changes to our existing revenue recognition policies.

Statement of Financial Account Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is required to be adopted for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, as amended, on October 1, 2000. Adoption of this statement did not have a material impact on the financial position or results of our operations, as we have not engaged or entered into any arrangements usually associated with derivative instruments.

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt, with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2001.

                                              2001       2002       2003       2004       2005        Thereafter           Total
                                             -----      -----      -----      -----      -----        ----------           -----

Liabilities-Debt:

Variable Rate (Credit Facility) .......  $ 109,000         --         --         --         --                --         $ 109,000

           Average Interest Rate ......      7.448%        --         --         --         --                --             7.448%

Fixed Rate (Senior
Subordinated Notes) ...................         --         --         --         --         --         $ 150,000         $ 150,000

           Average Interest Rate ......      9.375%     9.375%     9.375%     9.375%     9.375%            9.375%            9.375%

Fair Value of  Debt:
   Variable Rate.....................................................................................  $109,000
   Fixed Rate........................................................................................  $145,688

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) The Company held its annual meeting of stockholders in Houston, Texas on February 7, 2001. The following sets forth matters submitted to a vote of the stockholders:

(B) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated December 28, 2000, for terms expiring at the 2004 annual stockholders' meeting or until their successors have been elected and qualified - Class III Directors: Don P. Hodel, H. David Ramm and Ben L. Mueller.

     Mr. Hodel was elected by a vote of 28,111,208 shares, being more than a majority of the common stock of the Company, and 114,042 shares withheld. Mr. Ramm was elected by a vote of 28,122,867 shares, being more than a majority of the common stock of the Company, and 102,383 withheld. Mr. Mueller was elected by a vote of 28,111,037 shares, being more than a majority of the common stock of the Company, and 114,213 withheld.

(C) The stockholders ratified the appointment of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 29,234,085 shares, being more than a majority of the common stock and restricted voting common stock of the Company, with 291,122 shares of common stock voted against, and 2,897 shares of common stock abstained.

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

                                       INTEGRATED ELECTRICAL SERVICES, INC.


Date: May 11, 2001                     By: /s/ William W. Reynolds
                                           ----------------------------
                                           William W. Reynolds
                                           Executive Vice President and
                                           Chief Financial Officer