Form 10-Q
period 2001-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2001-08-14
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of August 10, 2001, of the issuer's common stock was 37,114,325 and of the issuer's restricted voting common stock was 2,605,709.

            INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
   Item 1. Financial Statements

      Consolidated Balance Sheets as of September 30, 2000 and
         June 30, 2001 .......................................................      2
      Consolidated Statements of Operations and Comprehensive Income
          for the nine months ended June 30, 2000 and 2001 ...................      3
      Consolidated Statements of Operations and Comprehensive Income
         for the three months ended June 30, 2000 and 2001 ...................      4
      Consolidated Statement of Stockholders' Equity for the nine months ended
         June 30, 2001 .......................................................      5
      Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2000 and 2001 ..............................................      6
      Consolidated Statements of Cash Flows for the three months ended
         June 30, 2000 and 2001 ..............................................      7
      Condensed Notes to Consolidated Financial Statements ...................      8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................     15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ........     25

PART II. OTHER INFORMATION

   Signatures ................................................................     26

            INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              September 30,      June 30,
                                                                                 2000             2001
                                                                              -----------     -----------
                                                                              (Audited)      (Unaudited)
                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................     $       770     $       421
Accounts receivable:
   Trade, net of allowance of $7,121 and $5,463 respectively ............         300,038         268,129
   Retainage ............................................................          67,851          65,405
   Related parties ......................................................             256             225
Costs and estimated earnings in excess of billings on
   uncompleted contracts ................................................          51,119          55,610
Inventories, net ........................................................          16,861          21,019
Prepaid expenses and other current assets ...............................           8,857          27,833
                                                                              -----------     -----------
   Total current assets .................................................         445,752         438,642

PROPERTY AND EQUIPMENT, net .............................................          61,367          68,774
GOODWILL, net ...........................................................         496,212         485,899
OTHER NON-CURRENT ASSETS ................................................          16,659          24,572
                                                                              -----------     -----------
     Total assets .......................................................     $ 1,019,990     $ 1,017,887
                                                                              ===========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt ................     $    93,903     $       787
Accounts payable and accrued expenses ...................................         202,047         146,257
Income taxes payable ....................................................           1,166           7,150
Billings in excess of costs and estimated earnings on
   uncompleted contracts ................................................          56,993          59,006
                                                                              -----------     -----------
   Total current liabilities ............................................         354,109         213,200

LONG-TERM DEBT, net of current maturities ...............................           1,162             994
SENIOR SUBORDINATED NOTES, net of $1,073 and $5,117
   unamortized discount, respectively ...................................         148,927         269,883
OTHER NON-CURRENT LIABILITIES ...........................................           8,043           8,412
                                                                              -----------     -----------
     Total liabilities ..................................................         512,241         492,489
                                                                              -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding ............................              --              --
   Common stock, $.01 par value, 100,000,000 shares authorized,
      38,099,079 and 38,330,676 shares issued, respectively..............             381             383
   Restricted common stock, $.01 par value, 2,655,709 shares authorized,
      2,655,709 and 2,605,709 shares outstanding, respectively...........              27              26

   Treasury stock, at cost, none and 1,217,347 shares, respectively......              --          (8,909)
   Additional paid-in capital ...........................................         427,332         428,193
   Retained earnings ....................................................          80,009         105,625
   Accumulated other comprehensive income ...............................              --              80
                                                                              -----------     -----------
     Total stockholders' equity .........................................         507,749         525,398
                                                                              -----------     -----------
     Total liabilities and stockholders' equity .........................     $ 1,019,990     $ 1,017,887
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

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                     Nine Months Ended June 30,
                                                   ------------------------------
                                                       2000              2001
                                                   ------------      ------------
                                                          (Unaudited)

Revenues .....................................     $  1,157,667      $  1,269,575

Cost of services (including depreciation) ....          957,139         1,036,530
                                                   ------------      ------------

     Gross profit ............................          200,528           233,045

Selling, general and administrative expenses .          150,864           156,744
Goodwill amortization ........................            9,966             9,737
                                                   ------------      ------------

     Income from operations ..................           39,698            66,564
                                                   ------------      ------------

Other (income)/expense:
     Interest expense ........................           17,156            18,993
     Gain on sales of assets .................              (92)              (98)
     Other (income) expense, net .............             (935)              367
                                                   ------------      ------------
                                                         16,129            19,262
                                                   ------------      ------------
Income before income taxes ...................           23,569            47,302

Provision for income taxes ...................           13,356            21,686
                                                   ------------      ------------

Net income ...................................     $     10,213      $     25,616
                                                   ============      ============

Other comprehensive income, net of tax:
     Unrealized gains from available for sale
     securities ..............................               --                80
                                                   ============      ============


Comprehensive income .........................     $     10,213      $     25,696
                                                   ============      ============

Basic earnings per share .....................     $       0.25      $       0.63
                                                   ============      ============


Diluted earnings per share ...................     $       0.25      $       0.62
                                                   ============      ============

Shares used in the computation
     of earnings per share (Note 4)

     Basic ...................................       40,066,403        40,637,478
                                                   ============      ============

     Diluted .................................       40,649,541        41,114,463
                                                   ============      ============


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

            INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                     Three Months Ended June 30,
                                                       2000              2001
                                                   ------------      ------------
                                                          (Unaudited)

Revenues .....................................     $    452,149      $    423,988

Cost of services (including depreciation) ....          374,101           342,233
                                                   ------------      ------------

     Gross profit ............................           78,048            81,755

Selling, general and administrative expenses .           51,074            52,971
Goodwill amortization ........................            3,246             3,244
                                                   ------------      ------------

     Income from operations ..................           23,728            25,540
                                                   ------------      ------------

Other (income)/expense:
     Interest expense ........................            5,761             6,499
     (Gain)/loss on sale of assets ...........               97               (21)
     Other (income)/expense, net .............             (383)               54
                                                   ------------      ------------
                                                          5,475             6,532
                                                   ------------      ------------
Income before income taxes ...................           18,253            19,008

Provision for income taxes ...................            8,169             8,475
                                                   ------------      ------------

Net income ...................................     $     10,084      $     10,533
                                                   ============      ============

Other comprehensive income, net of tax:
     Unrealized losses from available for sale
securities ...................................               --               (27)
                                                   ------------      ------------
Comprehensive income .........................     $     10,084      $     10,506
                                                   ============      ============

Basic earnings per share .....................     $       0.25      $       0.26
                                                   ============      ============

Diluted earnings per share ...................     $       0.25      $       0.26
                                                   ============      ============

Shares used in the computation
     of earnings per share (Note 4)

     Basic ...................................       40,443,370        40,321,415
                                                   ============      ============

     Diluted .................................       40,791,970        40,956,004
                                                   ============      ============


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                      Restricted
                                        Common Stock                 Common Stock                     Treasury Stock
                                        ------------                 ------------                     --------------
                                  Shares          Amount         Shares          Amount         Shares            Amount
                                  ------          ------         ------          ------         ------            ------

BALANCE, September 30, 2000     38,099,079     $      381      2,655,709      $       27              --      $       --

Issuance of stock
(unaudited) ...............        224,428              2        (50,000)             (1)             --              --

Purchase of stock
(unaudited) ...............             --             --             --              --      (1,429,573)        (10,104)

Sale of stock (unaudited) .             --             --             --              --         207,642           1,173

Options exercised
(unaudited) ...............          7,169             --             --              --           4,584              22

Unrealized holding gain on
   securities (unaudited) .             --             --             --              --              --              --

Net income (unaudited) ....             --             --             --              --              --              --
                                ----------     ----------     ----------      ----------      ----------      ----------

BALANCE, June 30, 2001
   (unaudited) ............     38,330,676     $      383      2,605,709      $       26      (1,217,347)     $   (8,909)
                                ==========     ==========     ==========      ==========      ==========      ==========


                                                                 Accumulated
                                   Additional                        Other          Total
                                     Paid In        Retained    Comprehensive   Stockholders'
                                     Capital        Earnings        Income        Equity
                                     -------        --------        ------        ------

BALANCE, September 30, 2000       $  427,332      $   80,009     $       --     $  507,749

Issuance of stock
(unaudited) ...............            1,028              --             --          1,029

Purchase of stock
(unaudited) ...............               --              --             --        (10,104)

Sale of stock (unaudited) .             (193)             --             --            980

Options exercised
(unaudited) ...............               26              --             --             48

Unrealized holding gain on
   securities (unaudited) .               --              --             80             80

Net income (unaudited) ....               --          25,616             --         25,616
                                  ----------      ----------     ----------     ----------

BALANCE, June 30, 2001
   (unaudited) ............       $  428,193      $  105,625     $       80     $  525,398
                                  ==========      ==========     ==========     ==========


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Nine Months Ended June 30,
                                                                        2000            2001
                                                                      ---------      ---------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .................................................     $  10,213      $  25,616
     Adjustments to reconcile net income to net cash
      provided by operating activities -
          Depreciation and amortization .........................        24,508         21,354
          Gain on sale of property and equipment ................           (92)           (98)
          Non-cash compensation expense .........................         4,147            426
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net .........................       (26,507)        34,393
               Inventories ......................................        (5,637)        (4,143)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts .        (5,343)        (4,146)
               Prepaid expenses and other current assets ........        (5,810)       (18,827)
          Increase (decrease) in:
               Accounts payable and accrued expenses ............        20,225        (55,704)
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts .........        22,624          2,358
               Income taxes payable .............................          (407)         5,984
               Other, net .......................................         2,701          3,143
                                                                      ---------      ---------
              Net cash provided by operating activities .........        40,622         10,356
                                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired ...............       (33,225)          (233)
     Additions to property and equipment ........................       (21,062)       (19,743)
     Investments in available for sale securities ...............            --         (5,249)
     Proceeds from sale of property and equipment ...............         1,732            930
                                                                      ---------      ---------
              Net cash used by investing activities .............       (52,555)       (24,295)
                                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings .................................................        50,434        212,565
     Repayments of debt .........................................       (40,662)      (185,570)
     Purchase of treasury stock .................................            --        (10,104)
     Payments for debt issuance costs ...........................            --         (5,358)
     Proceeds from issuance of stock ............................            --          1,029
     Proceeds from sale of treasury stock .......................            --            980
     Proceeds from exercise of stock options ....................             3             48
                                                                      ---------      ---------
              Net cash provided by financing activities .........         9,775         13,590
                                                                      ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................        (2,158)          (349)
CASH AND CASH EQUIVALENTS, beginning of period ..................         2,931            770
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period ........................     $     773      $     421
                                                                      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ..............................................     $  17,415      $  14,732
          Income taxes ..........................................     $  17,615      $  22,466


          The accompanying condensed notes to financial statements are an integral part of these financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     Three Months Ended June 30,
                                                                         2000            2001
                                                                      ---------      ---------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .................................................     $  10,084      $  10,533
     Adjustments to reconcile net income to net cash
      provided by operating activities -
          Depreciation and amortization .........................         6,591          7,399
          (Gain) loss on sale of property and equipment .........            97            (21)
          Non-cash compensation expense .........................         1,991            142
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net .........................       (27,054)        (3,152)
               Inventories ......................................        (3,054)        (3,618)
               Costs and estimated earnings recognized in
                    excess of billings on uncompleted contracts .        (1,154)        (3,351)
               Prepaid expenses and other current assets ........           186         (6,518)
          Increase (decrease) in:
               Accounts payable and accrued expenses ............        11,425            242
               Billings in excess of costs and estimated earnings
                    recognized on uncompleted contracts .........        17,957            512
               Income taxes payable .............................           781          5,088
               Other, net .......................................         5,318          2,053
                                                                      ---------      ---------
              Net cash provided by operating activities .........        23,168          9,309
                                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of business, net of cash acquired .................        (1,044)            --
     Additions to property and equipment ........................        (5,652)        (7,360)
     Investments in available for sale securities ...............            --           (400)
     Proceeds from sale of property and equipment ...............           442            411
                                                                      ---------      ---------
              Net cash used in investing activities .............        (6,254)        (7,349)
                                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings .................................................         2,030        155,565
     Repayments of debt .........................................       (25,173)      (143,813)
     Purchase of treasury stock .................................            --         (8,648)
     Payments for debt issuance costs ...........................            --         (5,358)
     Proceeds from exercise of stock options ....................            --             48
     Proceeds from issuance of stock ............................            --             34
                                                                      ---------      ---------
              Net cash used in financing activities .............       (23,143)        (2,172)
                                                                      ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................        (6,229)          (212)
CASH AND CASH EQUIVALENTS, beginning of period ..................         7,002            633
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period ........................     $     773      $     421
                                                                      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ..............................................     $   5,908      $   2,657
          Income taxes ..........................................     $   1,242      $   3,376


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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2000 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

SUBSIDIARY GUARANTIES

All of the Company's operating income and cash flows are generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

On June 30, 2001 the Financial Accounting Standards Board ("FASB") adopted SFAS Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets." SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt these standards effective October 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company does not believe that the effect on financial statements of the adoption of SFAS No. 141 will be material. SFAS No.142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit of the asset is based on contractual or legal rights. The Company is currently assessing the Statement and believes it could have a material impact on its consolidated financial statements.

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

3.    DEBT

Credit Facility

On May 22, 2001, the Company replaced its $175.0 million credit facility with a new $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004 (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to
2.75 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus up to an additional 1.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the Agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. The Company was in compliance with the financial covenants at June 30, 2001. As of June 30, 2001, the Company had no outstanding indebtedness under its Credit Facility, letters of credit outstanding under its Credit Facility of $5.3 million, $1.8 million of other borrowings and available borrowing capacity under its Credit Facility of $144.7 million.

Senior Subordinated Notes

On January 25, 1999 and May 29, 2001, the Company completed offerings of $150.0 million and $125.0 million Senior Subordinated Notes, respectively. The offering completed on May 29, 2001, yielded $117.2 million in proceeds to the Company, net of a $4.2 million discount and $3.6 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under the Credit Facility. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

4.    PER SHARE INFORMATION


The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the nine months ended June 30, 2000 and 2001 (in thousands, except share information):


                                               Nine Months Ended June 30,
                                                2000            2001
                                             -----------     -----------
Numerator:
   Net income ..........................     $    10,213     $    25,616
                                             ===========     ===========

Denominator:
   Weighted average shares outstanding -
basic ..................................      40,066,403      40,637,478
   Effect of dilutive stock options ....         583,138         476,985
                                             -----------     -----------
   Weighted average shares outstanding -
diluted ................................      40,649,541      41,114,463
                                             ===========     ===========

Earnings per share:
   Basic ...............................     $      0.25     $      0.63
   Diluted .............................     $      0.25     $      0.62


For the nine months ended June 30, 2000 and 2001, stock options of 4.4 million and 5.1 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 2000 and 2001 (in thousands, except share information):

                                             Three Months Ended June 30,
                                                 2000            2001
                                             -----------     -----------
Numerator:
   Net income ..........................     $    10,084     $    10,533
                                             ===========     ===========

Denominator:
   Weighted average shares outstanding -      40,443,370      40,321,415
basic
   Effect of dilutive stock options ....         348,600         634,589
                                             -----------     -----------
   Weighted average shares outstanding -
diluted ................................      40,791,970      40,956,004
                                             ===========     ===========

Earnings per share:
   Basic ...............................     $      0.25     $      0.26
   Diluted .............................     $      0.25     $      0.26

For the three months ended June 30, 2000 and 2001, stock options of 5.1 million and 4.4 million respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

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

Segment information for the nine months ended June 30, 2000 and 2001 is as follows (in thousands):

                                                                   NINE MONTHS ENDED JUNE 30, 2000
                                ----------------------------------------------------------------------------------------------------
                                                  ELECTRICAL CONTRACTING
                                -------------------------------------------------------
                                 COMMERCIAL/                  SERVICE AND                 COMMUNICATIONS
                                 INDUSTRIAL   RESIDENTIAL     MAINTENANCE     SUBTOTAL      SOLUTIONS          OTHER         TOTAL
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------

Revenues ..................     $  776,759     $  177,852     $   92,418     $1,047,029     $  110,638     $       --     $1,157,667
Cost of services (including
depreciation) .............        666,652        135,877         72,298        874,827         82,312             --        957,139
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
Gross profit ..............        110,107         41,975         20,120        172,202         28,326             --        200,528
Selling, general and
administrative ............         73,095         20,276          9,243        102,614         14,372         33,878        150,864
Goodwill amortization .....          7,124          1,389            765          9,278            688             --          9,966
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
Operating income ..........     $   29,888     $   20,310     $   10,112     $   60,310     $   13,266       $(33,878)    $   39,698
                                ==========     ==========     ==========     ==========     ==========     ==========     ==========

Other data:
Depreciation expense ......     $    5,135     $      804     $      572     $    6,511     $    1,965     $    6,066     $   14,542
Capital expenditures ......          8,475          1,737          2,831         13,043          2,080          5,939         21,062
Total assets ..............        671,957        110,415         79,949        862,321         73,401         22,491        958,213

                                                                        NINE MONTHS ENDED JUNE 30, 2001
                                ----------------------------------------------------------------------------------------------------
                                                  ELECTRICAL CONTRACTING
                                -------------------------------------------------------
                                 COMMERCIAL/                  SERVICE AND                 COMMUNICATIONS
                                 INDUSTRIAL   RESIDENTIAL     MAINTENANCE     SUBTOTAL      SOLUTIONS          OTHER         TOTAL
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
Revenues ..................     $  845,771     $  193,903     $  101,436     $1,141,110     $  128,465     $       --     $1,269,575
Cost of services (including
  depreciation) ...........        705,825        148,461         78,059        932,345        104,185             --      1,036,530
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
Gross profit ..............        139,946         45,442         23,377        208,765         24,280             --        233,045

Selling, general and
  administrative ..........         80,104         23,035          9,773        112,912         13,707         30,125        156,744
Goodwill amortization .....          6,895          1,389            765          9,049            688             --          9,737
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
Operating income ..........     $   52,947     $   21,018     $   12,839     $   86,804     $    9,885     $  (30,125)    $   66,564
                                ==========     ==========     ==========     ==========     ==========     ==========     ==========

Other data:
Depreciation expense ......     $    6,279     $    1,288     $      722     $    8,289     $    2,673     $      655     $   11,617
Capital expenditures ......          6,600          1,533          2,586         10,719          3,737          5,287         19,743
Total assets ..............        666,236        114,221         79,904        860,361         93,581         63,945      1,017,887



Segment information for the three months ended June 30, 2000 and 2001 is as follows (in thousands):

                                                                           THREE MONTHS ENDED JUNE 30, 2000
                                ----------------------------------------------------------------------------------------------------
                                                  ELECTRICAL CONTRACTING
                                -------------------------------------------------------
                                 COMMERCIAL/                  SERVICE AND                 COMMUNICATIONS
                                 INDUSTRIAL   RESIDENTIAL     MAINTENANCE     SUBTOTAL      SOLUTIONS          OTHER         TOTAL
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
Revenues ..................     $308,516       $ 61,618       $ 32,234        $402,368      $ 49,781       $     --       $452,149
Cost of services (including
depreciation) .............      266,634         45,127         25,149         336,910        37,191             --        374,101
                                --------       --------       --------        --------      --------       --------       --------
Gross profit ..............       41,882         16,491          7,085          65,458        12,590             --         78,048

Selling, general and
administrative ............       24,496          8,195          2,996          35,687         6,272          9,115         51,074
Goodwill amortization .....        2,299            463            255           3,017           229             --          3,246
                                --------       --------       --------        --------      --------       --------       --------
Operating income ..........     $ 15,087       $  7,833       $  3,834        $ 26,754      $  6,089       $ (9,115)      $ 23,728
                                ========       ========       ========        ========      ========       ========       ========

Other data:
Depreciation expense ......     $  1,972       $    276       $    199        $  2,447      $    745       $    153       $  3,345
Capital expenditures ......        3,239            658            611           4,508           916            228          5,652
Total assets ..............      671,957        110,415         79,949         862,321        73,401         22,491        958,213


                                                                       THREE MONTHS ENDED JUNE 30, 2001
                                ----------------------------------------------------------------------------------------------------
                                                  ELECTRICAL CONTRACTING
                                -------------------------------------------------------
                                 COMMERCIAL/                  SERVICE AND                 COMMUNICATIONS
                                 INDUSTRIAL   RESIDENTIAL     MAINTENANCE     SUBTOTAL      SOLUTIONS          OTHER         TOTAL
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
Revenues ..................     $  275,349     $   71,785     $   32,202      $  379,336    $   44,652     $       --     $  423,988
Cost of services (including
depreciation) .............        224,629         54,291         24,734         303,654        38,579             --        342,233
                                ----------     ----------     ----------      ----------    ----------     ----------     ----------

Gross profit ..............         50,720         17,494          7,468          75,682         6,073             --         81,755

Selling, general and
administrative.............         25,163          8,686          3,105          36,954         4,644         11,373         52,971

Goodwill amortization .....          2,297            463            255           3,015           229             --          3,244
                                ----------     ----------     ----------      ----------    ----------     ----------     ----------
Operating income ..........     $   23,260     $    8,345     $    4,108      $   35,713    $    1,200     $  (11,373)    $   25,540
                                ==========     ==========     ==========      ==========    ==========     ==========     ==========

Other data:
Depreciation expense ......     $    2,189     $      460     $      274      $    2,923    $      986     $      246     $    4,155
Capital expenditures ......          2,311            498          1,237           4,046         1,308          2,006          7,360
Total assets ..............        666,236        114,221         79,904         860,361        93,581         63,945      1,017,887

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

In December 1999 and March 2000, the Company granted restricted stock awards of 609,306 and 400,000, respectively, under its stock plans to certain of its employees. The December 1999 awards vested in equal installments on May 31, 2000, and August 31, 2000, provided that the recipient was still employed by the Company. The March 2000 award vests in equal installments on March 20th of each year through 2004, provided the recipient is still employed by the Company. The market value of the underlying stock on the date of grant for the December 1999 and March 2000 awards was $5.2 million and $2.3 million, respectively, which is being recognized as compensation expense over the related vesting periods. During the nine months ended June 30, 2000 and 2001, the Company amortized $4.1 million and $0.4 million, respectively, to expense in connection with these awards. During the three months ended June 30, 2000 and 2001, the Company amortized $2.0 million and $0.1 million, respectively.

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

The Company has committed to invest an additional $3.9 million in certain investment opportunities.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001

The following table presents selected unaudited historical financial information for the nine months ended June 30, 2000 and 2001. The historical results of operations presented below include the results of operations of our acquired companies beginning on their respective dates of acquisition.

                                                      Nine Months Ended June 30,
                                               --------------------------------------
                                                 2000        %         2001        %
                                               --------     ---      --------     ---
                                                        (dollars in millions)
Revenues .................................     $1,157.7     100%     $1,269.6     100%
Cost of services (including depreciation)         957.2      83%      1,036.6      82%
                                               --------     ---      --------     ---
        Gross profit .....................        200.5      17%        233.0      18%
Selling, general & administrative expenses        150.8      13%        156.7      12%
Goodwill amortization ....................         10.0       1%          9.7       1%
                                               --------     ---      --------     ---
        Income from operations ...........         39.7       3%         66.6       5%
Interest and other expense, net ..........         16.1       1%         19.3       1%
                                               --------     ---      --------     ---
        Income before income taxes .......         23.6       2%         47.3       4%
Provision for income taxes ...............         13.4       1%         21.7       2%
                                               --------     ---      --------     ---
        Net income .......................     $   10.2       1%     $   25.6       2%
                                               ========     ===      ========     ===

REVENUES

                                      PERCENT OF TOTAL REVENUES
                                      NINE MONTHS ENDED JUNE 30,
                                      --------------------------
                                          2000         2001
                                          ----         ----
       Commercial and Industrial           67%          67%
       Residential                         15%          15%
       Service and Maintenance              8%           8%
       Communications Solutions            10%          10%
                                          ----         ----

       Total Company                      100%         100%
                                          ====         ====

Total revenues increased $111.9 million, or 10%, from $1,157.7 million for the nine months ended June 30, 2000, to $1,269.6 million for the nine months ended June 30, 2001. Total same store revenues increased approximately $88.5 million, or 8%, from $1,157.7 million for the nine months ended June 30, 2000, to $1,246.2 million for the nine months ended June 30, 2001. The increase in revenues is primarily the result of acquisitions made during the three months ended December 31, 1999, and increased awards of construction contracts in the markets we serve.

Commercial and industrial revenues increased $69.0 million, or 9%, from $776.8 million for the nine months ended June 30, 2000, to $845.8 million for the nine months ended June 30, 2001. This increase is primarily the result of acquisitions and increased awards of construction contracts in the markets we serve.

Residential revenues increased $16.0 million, or 9%, from $177.9 million for the nine months ended June 30, 2000, to $193.9 million for the nine months ended June 30, 2001. This increase primarily results from an acquisition made during the three months ended December 31, 1999, and increased awards of construction contracts in the markets we serve.

Service and maintenance revenues increased $9.0 million, or 10%, from $92.4 million for the nine months ended June 30, 2000, to $101.4 million for the nine months ended June 30, 2001. This increase in revenues is primarily the result of company-wide efforts to expand our service and maintenance business.

Communications solutions revenues increased $17.9 million, or 16%, from $110.6 million for the nine months ended June 30, 2000, to $128.5 million for the nine months ended June 30, 2001. This increase is primarily the result of company-wide efforts to grow our communications solutions business and increased awards of communications solutions contracts during the six months ended March 31, 2001, and partially offset by decreased awards from telecommunication companies on communication solutions contracts and increased competition for available work during the three months ended June 30, 2001.

GROSS PROFIT

                                           SEGMENT GROSS PROFIT
                                                  MARGINS
                                          AS A PERCENT OF SEGMENT
                                                 REVENUES
                                        --------------------------
                                        NINE MONTHS ENDED JUNE 30,
                                        --------------------------
                                             2000         2001
                                        ---------     ---------
          Commercial and Industrial           14%           17%
          Residential                         24%           23%
          Service and Maintenance             22%           23%
          Communications Solutions            26%           19%
                                        ---------     ---------

          Total Company                       17%           18%
                                        =========     =========

Gross profit increased $32.5 million, or 16%, from $200.5 million for the nine months ended June 30, 2000, to $233.0 million for the nine months ended June 30, 2001. Gross profit margin as a percentage of revenues increased approximately 1% from 17% for the nine months ended June 30, 2000 to 18% for the nine months ended June 30, 2001. This increase in gross profit margin as a percentage of revenues was primarily the result of losses recorded on fixed-price contracts at one subsidiary and the completion of certain contracts at lower than planned gross margins during the nine months ended June 30, 2000, and further increased by our focus on safety resulting in decreased workers compensation claims during the nine months ended June 30, 2001.

Commercial and industrial gross profit increased $29.8 million, or 27%, from $110.1 million for the nine months ended June 30, 2000, to $139.9 million for the nine months ended June 30, 2001. Commercial and industrial gross profit margin as a percentage of revenues increased approximately 3% from 14% for the nine months ended June 30, 2000, to 17% for the nine months ended June 30, 2001. This increase in gross profit margin as a percentage of revenues was primarily due to the completion of several contracts at higher than anticipated margins, the impact of losses recorded on fixed-price contracts at one subsidiary during the nine months ended June 30, 2000, and further increased by our focus on safety resulting in decreased workers compensation claims during the nine months ended June 30, 2001.

Residential gross profit increased $3.4 million, or 8%, from $42.0 million for the nine months ended June 30, 2000, to $45.4 million for the nine months ended June 30, 2001. Residential gross profit margin as a percentage of revenues decreased approximately 1% from 24% for the nine months ended June 30, 2000, to 23% for the nine months ended June 30, 2001. This decrease in gross profit margin as a percent of revenues primarily resulted from project selection and the initial increased costs associated with the designation of the residential business as a separate segment and managing it separately from our other electrical work.

Service and maintenance gross profit increased $3.3 million, or 16%, from $20.1 million from the nine months ended June 30, 2000, to $23.4 million for the nine months ended June 30, 2001. Service and maintenance gross profit margin as a percentage of revenues increased to 23% for the nine months ended June 30, 2001, from 22% for the nine months ended June 30, 2000. This increase resulted from increased efficiencies in the delivery of service and maintenance to our customers.

Communication solutions gross profit decreased $4.0 million, or 14%, from $28.3 million for the nine months ended June 30, 2000, to $24.3 million for the nine months ended June 30, 2001. Communication solutions gross profit margin as a percentage of revenues decreased to 19% for the nine months ended June 30, 2001 from 26% for the nine months ended June 30, 2000. These decreases are the result of what we believe to be a temporary decrease in spending by telecommunications companies and significant competition for available work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $5.9 million, or 4%, from $150.8 million for the nine months ended June 30, 2000, to $156.7 million for the nine months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues decreased approximately 1%, from 13% for the nine months ended June 30, 2000 to 12% for the nine months ended June 30, 2001. This decrease primarily resulted from $9.8 million of expenses incurred during the nine months ended June 30, 2000, related to restricted stock awards and our decision to curtail the development of an information system in March 2000.

INCOME FROM OPERATIONS

Income from operations increased $26.9 million, from $39.7 million for the nine months ended June 30, 2000, to $66.6 million for the nine months ended June 30, 2001. This increase in income from operations was primarily attributed to the revenue growth due to increased construction activity in the markets we serve and improvements in overall gross margins resulting from the impact of losses recorded on fixed-price contracts at one subsidiary and the completion of certain contracts at lower than planned gross margins during the nine months ended June 30, 2000. Income from operations was further increased by our focus on safety resulting in decreased workers compensation claims during the nine months ended June 30, 2001.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $16.1 million for the nine months ended June 30, 2000, to $19.3 million for the nine months ended June 30, 2001, primarily as a result of increased interest expense on borrowings.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 56.6% for the nine months ended June 30, 2000, to 45.9% for the nine months ended June 30, 2001. The lower effective tax rate in the current nine months period was the result of a non-deductible goodwill amortization and non-cash compensation expense related to restricted stock awards representing a smaller percentage of our pre-tax income in such period.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

The following table presents selected unaudited historical financial information for the three months ended June 30, 2000 and 2001.

                                                            Three Months Ended June 30,
                                                       -----------------------------------
                                                        2000       %         2001       %
                                                       -------    ---      --------   ----
                                                            (dollars in millions)
Revenues .........................................     $  452.1   100%     $  424.0   100%
Cost of services (including depreciation)                 374.1    83%        342.2    81%
                                                       --------   ----     --------   ----
        Gross profit .............................         78.0    17%         81.8    19%
Selling, general & administrative expenses .......         51.1    11%         53.0    12%
Goodwill amortization ............................          3.2     1%          3.2     1%
                                                       --------   ----     --------   ----
        Income from operations ...................         23.7     5%         25.6     6%
Interest and other expense, net ..................          5.4     1%          6.6     1%
                                                       --------   ----     --------   ----
        Income before income taxes ...............         18.3     4%         19.0     5%
Provision for income taxes .......................          8.2     2%          8.5     2%
                                                       --------   ----     --------   ----
        Net income ...............................     $   10.1     2%     $   10.5     3%
                                                       ========   ====     ========   ====

REVENUES

                                      PERCENT OF TOTAL REVENUES
                                      THREE MONTHS ENDED JUNE 30,
                                      ---------------------------
                                          2000          2001
                                          ----          ----
       Commercial and Industrial           68%          65%
       Residential                         14%          17%
       Service and Maintenance             7%            7%
       Communications Solutions            11%          11%
                                          ----         ----

       Total Company                      100%         100%
                                          ====         ====

Total revenues decreased $28.1 million, or 6%, from $452.1 million for the three months ended June 30, 2000, to $424.0 million for the three months ended June 30, 2001. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the three months ended June 30, 2000.

Commercial and industrial revenues decreased $33.2 million, or 11%, from $308.5 million for the three months ended June 30, 2000, to $275.3 million for the three months ended June 30, 2001. This decrease is primarily the result of non-recurring work performed for one customer during the three months ended June 30, 2000.

Residential revenues increased $10.2 million, or 17%, from $61.6 million for the three months ended June 30, 2000, to $71.8 million for the three months ended June 30, 2001, primarily results from increased awards of construction contracts in markets we serve.

Service and maintenance revenues remained constant at $32.2 million for the three months ended June 30, 2000 and for the three months ended June 30, 2001. We continue to focus on growing this segment.

Communications solutions revenues decreased $5.1 million, or 10%, from $49.8 million for the three months ended June 30, 2000, to $44.7 million for the three months ended June 30, 2001. This decrease is the result of decreased awards from telecommunications companies on communications solutions contracts and increased competition for available work during the three months ended June 30, 2001.

GROSS PROFIT

                                           SEGMENT GROSS PROFIT
                                                  MARGINS
                                          AS A PERCENT OF SEGMENT
                                                 REVENUES
                                       ---------------------------
                                       THREE MONTHS ENDED JUNE 30,
                                       ---------------------------
                                          2000          2001
                                          ----          ----
          Commercial and Industrial        14%           18%
          Residential                      27%           24%
          Service and Maintenance          22%           23%
          Communications Solutions         25%           14%
                                           ---           ---

          Total Company                    17%           19%
                                           ===           ===

Gross profit increased $3.8 million, or 5%, from $78.0 million for the three months ended June 30, 2000, to $81.8 million for the three months ended June 30, 2001. Gross profit margin as a percentage of revenues increased approximately 2% from 17% for the three months ended June 30, 2000 to 19% for the three months ended June 30, 2001. This increase in gross profit margin as a percentage of revenues was primarily the result of losses recorded on fixed-price contracts at one subsidiary and the completion of certain contracts at lower than planned gross margins during the three months ended June 30, 2000, and further increased by our focus on safety resulting in decreased workers compensation claims during the three months ended June 30, 2001.

Commercial and industrial gross profit increased $8.8 million, or 21%, from $41.9 million for the three months ended June 30, 2000, to $50.7 million for the three months ended June 30, 2001. Commercial and industrial gross profit margin as a percentage of revenues increased 4% from 14% for the three months ended June 30, 2000, to 18% for the three months ended June 30, 2001. This increase in gross profit margin as a percentage of revenues was primarily due to the completion of several contracts at higher than anticipated margins, the impact of losses recorded on fixed-price contracts at one subsidiary during the three months ended June 30, 2000, and further increased by our focus on safety resulting in decreased workers compensation claims during the three months ended June 30, 2001.

Residential gross profit increased $1.0 million, or 6%, from $16.5 million for the three months ended June 30, 2000, to $17.5 million for the three months ended June 30, 2001. Residential gross profit margin as a percentage of revenues decreased 3% from 27% for the three months ended June 30, 2000, to 24% for the three months ended June 30, 2001. This decrease in gross profit margin as a percent of revenues primarily resulted from project selection and the initial increased costs associated with the designation of the residential business as a separate segment and managing it separately from our other electrical work.

Service and maintenance gross profit increased $0.4 million, or 6%, from $7.1 million from the three months ended June 30, 2000, to $7.5 million for the three months ended June 30, 2001. Service and maintenance gross profit margin as a percent of revenues increased slightly from 22% for the three months ended June 30, 2000, to 23% for the three months ended June 30, 2001. We continue to focus on growing this segment of our business.

Communication solutions gross profit decreased $6.5 million, or 52%, from $12.6 million for the three months ended June 30, 2000, to $6.1 million for the three months ended June 30, 2001. Communication solutions gross profit margin as a percentage of revenues decreased to 14% for the three months ended June 30, 2001, from 25% for the three months ended June 30, 2000.

These decreases are the result of what we believe to be a temporary decrease in spending by telecommunications companies and significant competition for available work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1.9 million, or 4%, from $51.1 million for the three months ended June 30, 2000, to $53.0 million for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues increased from 11% for the three months ended June 30, 2000 to 12% for the three months ended June 30, 2001. This increase primarily resulted from increased infrastructure cost incurred to manage our business.

INCOME FROM OPERATIONS

Income from operations increased $1.9 million, from $23.7 million for the three months ended June 30, 2000, to $25.6 million for the three months ended June 30, 2001. This increase in income from operations was primarily attributed to improvements in overall gross margins resulting from the impact of losses recorded on fixed-price contracts at one subsidiary and the completion of certain contracts at lower than planned gross margins during the nine months ended June 30, 2000. Income from operations further increased by our focus on safety resulting in decreased workers compensation claims during the nine months ended June 30, 2001.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $5.4 million for the three months ended June 30, 2000, to $6.6 million for the three months ended June 30, 2001, primarily as a result of increased interest expense on borrowings.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 44.8% for the three months ended June 30, 2000 to 44.7% for the three months ended June 30, 2001. The lower effective tax rate in the current three month period is the result of non-deductible goodwill amortization and non-cash compensation expense related to restricted stock awards representing a smaller percentage of our pre-tax income in such period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had cash and cash equivalents of $0.4 million, working capital of $225.4 million, no outstanding borrowings under our credit facility, $5.3 million of letters of credit outstanding, and available capacity under our credit facility of $144.7 million. The amount outstanding under our senior subordinated notes was $275.0 million.

During the nine months ended June 30, 2001, we generated $10.4 million of net cash from operating activities. This net cash provided by operating activities is comprised of net income of $25.6 million, increased by $21.4 million of non-cash charges related primarily to depreciation and amortization expense and decreased by changes in working capital. Working capital changes consisted of a $34.4 million decrease in accounts receivable as a result of the timing of collections, offset by $55.7 million decrease in accounts payable and accrued expenses as a result of the timing of payments, including taxes and accrued interest. Working capital changes also included a $18.8 million increase in prepaid and other current assets, with the balance of the change due to other working capital changes. Net cash used in investing activities was $24.2 million, consisting primarily of $19.7 million used for capital expenditures and $5.3 million for the purchase of available for sale securities. Net cash provided by financing activities was $13.6 million, resulting primarily from borrowings, net of repayments under our credit facility.

During the three months ended June 30, 2001, we generated $9.3 million of net cash from operating activities. This net cash provided by operating activities is comprised of net income of $10.5 million, increased by $7.4 million of non-cash charges related primarily to depreciation and amortization expense and increased by changes in working capital. Working capital changes consisted of a $3.1 million decrease in accounts receivable as a result of the timing of collections, increased by $0.2 million increase in accounts payable and accrued expenses as a result of the timing of payments, including taxes and accrued interest. Working capital changes also included a $0.5 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, an increase in prepaid expenses and other current assets of $6.5 million, with the balance of the change due to other working capital changes. Net cash used in investing activities was $7.4 million, consisting primarily of $7.3 million used for capital expenditures. Net cash used by financing activities was $2.2 million, resulting primarily from repayments, net of borrowings under our credit facility.

On May 22, 2001, We replaced our $175.0 million credit facility with a new $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004. Amounts borrowed under our credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 2.75 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.5 percent plus up to an additional 1.25 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of
0.50 percent, as determined by the ratio of our total funded debt to EBITDA, are assessed on any unused borrowing capacity under our credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under our facility, and our facility is secured by the capital stock of those subsidiaries, our accounts receivable and accounts receivable of those subsidiaries. Borrowings under our credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). Our credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to repurchase shares of common stock, to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. We were in compliance with the financial covenants at June 30, 2001. As of June 30, 2001, we did not have outstanding indebtedness under our credit facility, letters of credit outstanding under our credit facility of $5.3 million, $1.8 million of other borrowings and available borrowing capacity under our credit facility of $144.7 million.

On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001, yielded $117.2 million in proceeds, net of a $4.2 million discount and $3.6 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year, commencing August 1, 1999. The notes are unsecured senior subordinated obligations and are subordinated to all our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

We anticipate that our cash flow from operations and proceeds from our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through the next twelve months.

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

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. We may, however, decide to hold derivative financial instruments in the future, which would effectively convert a portion of our fixed interest rate debt into a floating rate. Our current exposure to market risk for changes in interest rates relates primarily to obligations under our credit facility and our long-term obligations under the existing senior subordinated notes. The credit facility matures on May 22, 2004 and the existing senior subordinated notes mature on February 1, 2009.

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

On June 30, 2001 the Financial Accounting Standards Board ("FASB") adopted SFAS Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets." SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. We plan to adopt these standards effective October 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. We do not believe that the effect on financial statements of the adoption of SFAS No. 141 will be material. SFAS No.142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit of the asset is based on contractual or legal rights. We are currently assessing the Statement and believe it could have a material impact on our consolidated financial statements.

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

As a result, our exposure to changes in interest rates results from fixed rate debt. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2001.

                                        2001       2002       2003       2004          2005           Thereafter          Total
                                       -----      -----      -----      -----      ------------      ------------      ------------
Liabilities-Debt:

Fixed Rate (Senior
Subordinated Notes)...............        --         --         --         --                --      $    275,000      $    275,000

           Average Interest Rate .     9.375%     9.375%     9.375%     9.375%            9.375%            9.375%            9.375%


Fair Value of  Debt:
   Fixed Rate ....................................................................................................     $    269,500

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


                                          INTEGRATED ELECTRICAL SERVICES, INC.


Date: August 13, 2001                     By:   /s/ William W. Reynolds
                                                -------------------------------
                                                William W. Reynolds
                                                Executive Vice President and
                                                Chief Financial Officer