Form 10-K
period 2001-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2001-12-14
CIK 1048268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                        OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM  _______ TO _______

                         COMMISSION FILE NUMBER 1-13783

                             ---------------------

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

     Indicate by checkmark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [ ]     No [X]

     As of December 10, 2001, there were outstanding 39,694,095 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $121.2 million.

                       DOCUMENT INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 6, 2002.

================================================================================

                                   FORM 10-K

                      INTEGRATED ELECTRICAL SERVICES, INC.
                               TABLE OF CONTENTS

                                 ITEM                                   PAGE
  --------------------------------------------------------------------------
                                    PART I
  1      BUSINESS....................................................     3
  2      PROPERTIES..................................................    13
  3      LEGAL PROCEEDINGS...........................................    14
  4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    14
  4A     EXECUTIVE OFFICERS..........................................    14



                                   PART II
  5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.........................................    15
  6      SELECTED FINANCIAL DATA.....................................    16
  7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    16
  7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................    22
  8      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................    23
  9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE....................................    46



                                   PART III
  10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    46
  11     EXECUTIVE COMPENSATION......................................    46
  12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..................................................    46
  13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    46



                                   PART IV
  14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.........................................................    46

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements, including statements relating to the Company's expectations of its future operating results, that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include the words "except", "intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify "forward-looking" statements. These statements are based on the Company's expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties relating to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and due to seasonality (see "Business-Risk Factors"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                                     PART I

ITEM 1.  BUSINESS

     In this annual report, the words "IES," the "Company," "we," "our," "ours," and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year is not a calendar year and ends on September 30.

     We are the second largest provider of electrical contracting services in the United States. We are also a growing provider of solutions in the data communications and utilities markets. We provide a broad range of services including designing, building and maintaining electrical, data communications and utilities systems for commercial, industrial and residential customers.

     Our electrical contracting services include design of the electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources and end use equipment and fixtures. Our data communications solutions include design and installation of external cables for university and corporate campuses and data centers and switching stations for data communications companies. We also provide internal wiring of buildings and individual businesses for communications services. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house engineers, as well as service, maintenance and certain renovation and upgrade work, which tends to either be recurring, to have lower sensitivity to economic cycles or both.

     Since 1997, we have developed a national footprint of more than 170 locations serving 47 states through the acquisition of established companies operating in our core business areas. From 1996 to 2001, pro forma combined revenues for our businesses (which include revenues generated by our subsidiaries prior to their acquisition by us) increased at a compounded annual growth rate of approximately 10%. In 2001, we focused internally to integrate our information systems and management structure to enhance operating controls at all levels of our organization. We still differentiate ourselves, however, with our decentralized operating structure that encourages entrepreneurial spirit and allows us to leverage our technical expertise and local knowledge in individual regions and areas.

INDUSTRY OVERVIEW

     According to the most recently available data, the electrical contracting industry will generate estimated annual revenues in excess of $95 billion in 2001. This data also indicates that the electrical contracting industry is highly fragmented, with more than 70,000 companies, most of which are small, owner-operated businesses. We estimate that there are only 10 U.S. electrical contractors with revenues in excess of $200 million. Multimedia Telecommunications Market Review and Forecast cites overall spending in the U.S. communications infrastructure market was approximately $168 billion in 2000, an increase of 17% from 1999 and double the market size from 1997. U.S. Census data indicates that total construction industry revenues have grown at an average compound rate of approximately 6% from 1996 through 2001.

     Virtually all construction and renovation in the United States generates demand for electrical and communications design and build projects. We believe that the types of services we provide account for:

     - substantially all of the construction costs of outside infrastructure projects;
     - approximately 50% to 60% of total construction costs for switching centers;
     - approximately 8% to 12% of the total construction cost of commercial and industrial projects; and
     - approximately 5% to 10% of the total construction cost for residential projects.

     In recent years, electrical and communications contractors have experienced a growing demand for their services due to more stringent electrical codes, increased use of electrical power, increased drive toward outsourcing, demand for increased bandwidth, demand for bundled services and construction of smart houses with integrated computer, temperature control and safety systems.

COMPETITIVE STRENGTHS

     Our competitive strengths include the following:

     - Geographic and customer diversity -- We have more than 170 locations, operate in 47 states and have worked on more than 2,300 contracts over $250,000 and more than 10,000 contracts overall in 2001. Our diverse customer base includes general contractors, developers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and national telecommunications companies. There is a significant overlap between our electrical and communications customers. No single customer accounted for more than 5% of our revenues in the year ended September 30, 2001. We believe that our geographic and customer diversity provides us with many advantages including enabling us to better serve national customers with multiple locations and reducing our dependence on any particular customer or region.

     - Size and critical mass -- We believe the scale of our operations enables us to provide services to national customers and undertake large, complex projects which many of our competitors do not have the resources to complete on a comparable timeline, if at all. For example, we recently completed the $250 million multi-site installation of switching centers for MCI Worldcom. We accomplished this job by coordinating 12 of our locations in 10 states and utilizing approximately 640 of our electricians.

     - Expertise -- We have developed areas of expertise in condominium and high-rise buildings, retail centers, hospitals, switching centers and utility substations. Additionally, we believe we are one of the leading prefabricating firms in the electrical contracting industry. We prefabricate significant portions of an electrical installation off-site and ship materials to the installation site in specific sequences to optimize materials management and to minimize our employees' time on a job site. We believe that our technical expertise provides us with (1) access to higher margin design-and-build projects; (2) access to high growth markets including data cabling, wireless telecommunications, highway lighting and traffic control, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors.

     - Experienced and incentivized management -- Our regional and local management have extensive experience and established reputations in the markets they serve. In addition, we have developed a strong team of executive officers, led by Herbert (Roddy) Allen, with extensive operating experience. We believe management and our employees currently own over 40% of our outstanding common stock.

STRATEGY

     The key elements of our strategy are:

     Implementing Best Practices. We continue to expand the services we offer in our local markets by using the specialized technical and marketing strengths of each of our subsidiaries. We regularly identify and share best practices that have been developed at a local level and can be successfully implemented throughout our operations. Areas of focus have included various aspects of our operational, administrative, safety, hiring and training practices. For example, we believe our prefabrication process allows us to complete work more quickly and at a lower cost, and our billing and collections processes enable us to receive payments from customers more timely and efficiently than our subsidiaries were able to achieve in the past.

     Operating on a Decentralized Basis. We believe that our decentralized operating structure helps us retain the entrepreneurial spirit present in our subsidiaries while maintaining operating and financial controls. We have recently structured our company into regional operating divisions to more efficiently share our businesses' considerable local and regional market knowledge and customer relationships. By maintaining a local focus, we believe we are able to continue to:

     - maintain and strengthen relationships with general contractors and other customers;
     - build relationships with engineers and architects;
     - address design preferences and code requirements; and
     - respond quickly to customer demands.

     Leveraging Cross-Selling between our Electrical and Communications Customers. We believe that we have a significant opportunity to cross-sell between our communications services customers and our electrical contracting customers. Because many of our customers install electrical and communications systems simultaneously, we position ourselves as a single-source solutions provider for both types of projects.

     Attracting and Retaining Quality Employees. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Our ability to attract and retain qualified electricians is a critical competitive factor in an industry like ours, where there are local shortages of skilled workers. We plan to continue to attract and train skilled employees by:

     - extending active recruiting programs and training programs;
     - providing competitive compensation packages, including performance-based compensation for key employees;
     - offering expanded career paths and more stable income through a larger public company; and
     - providing opportunities to work on complex and challenging projects.

     Broadening Existing National Account Program. We currently have a number of direct and indirect clients that operate on a regional or national basis, including developers, contractors, homebuilders and owners of nationwide chains. Our national presence enables us to offer these customers service in many, if not all, required geographies. By utilizing best practices developed on substantially similar projects, we believe we are able to configure and install systems to their specifications on a more timely and cost-efficient basis than other locally operated electrical and communications contractors. In addition, we have the available resources to provide service for large-scale projects. In order to capitalize on this opportunity, we have established a separate marketing team that is responsible for establishing relationships with larger customers and maintaining and expanding national contracts. We believe our existing local and regional relationships and the expanded sales force will enable us to capture additional revenues from national accounts and multi-site projects.

     Expansion. Our growth strategy is to expand our businesses primarily through internal growth, with selective growth into other geographic markets. We currently do not intend to grow materially through acquisitions in the foreseeable future.

     Cost Control. We have and will continue to take steps to control expenses in costs of services and in selling, general and administrative costs. We intend to strengthen our relationships with suppliers in an effort to reduce the costs of delivering services. We have consolidated the administrative functions of many of our businesses and intend to continue to do so where appropriate. We believe that by focusing on cost reduction, we are better positioned for the challenging economic environment.

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

     Our commercial and industrial customers include:

     - general contractors;
     - developers;
     - building owners and mangers;
     - engineers;
     - architects;
     - owners;
     - managers; and
     - consultants.

     Demand for our commercial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1996 through 2001 pro forma combined revenues from commercial work have grown at a compound annual rate of approximately 8% per year and represented approximately 40% of our revenues for the year ended September 30, 2001. Pro forma combined revenues include revenues generated by our subsidiaries prior to their acquisition by us.

     Our industrial revenues are derived from significant contracts for new construction, upgrade, renovation and replacement service and maintenance work. Demand for our industrial services if often driven by facility upgrades and replacements. We also believe demand is driven by general activity levels in the particular industries served, which is in turn affected by general economic conditions. From fiscal 1996 through 2001, our pro forma combined revenues from industrial work have grown at a compound annual rate of approximately 9% per year and represented approximately 26% of our revenues for the year ended September 30, 2001.

     New commercial and industrial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary and then more detailed design specifications, engineering drawings and cost estimates. Projects which we design and build provide us with higher margins. Design and build is an approach to installation projects in which the contractor is given full or partial responsibility for the design specifications of the installation. Design and build is an alternative to the traditional "plan and spec" model, in which the contractor is required to build to the exact specifications of the architect and engineer. We believe that design and build is the superior model because it allows us to use past experience to install a project at a potentially lower cost to the customer and higher profitability to us. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to our customer for payment, less a retainage of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during these phases, including:

     - ordering of equipment and materials;
     - fabricating or assembling of certain components;
     - delivering of materials and components to the job site; and
     - scheduling of work crews and inspection and quality control.

     Due to our size, we are effectively able to prefabricate significant portions of certain projects at an alternative site and drop ship materials in specific sequences. Prefabrication allows us to optimize materials management and minimize the amount of time specialized employees spend on the job site.

     Residential Market. Our work for the residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing for customers, which include local, regional and national homebuilders and developers. We believe demand for our residential services is dependent on the number of single family and multi-family home starts. Single-family home starts are affected by the level of interest rates and general economic conditions. A competitive factor particularly important in the residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. This ability has become increasingly important as consolidation has occurred within the residential construction industry and homebuilders and developers have sought out service providers on whom they can rely for consistent service in all of their operating regions.

     We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market. Our residential business has experienced significant growth. Our pro forma combined revenues from residential electrical contracting have grown at a compound annual rate of approximately 15% from fiscal 1996 through 2001 and represented approximately 15% of our revenues for the year ended September 30, 2001.

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

     Service and Maintenance Market. Our service and maintenance revenues are derived from service calls and routine maintenance contracts and tend to be recurring and less sensitive to economic fluctuations. Our pro forma combined revenues from the service and maintenance market have grown at a compound annual rate of approximately 7% from fiscal 1996 through 2001 and represented approximately 8% of our revenues for the year ended September 30, 2001.

     Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per call service and maintenance is initiated when a customer requests emergency repair service. Service technicians are scheduled for the call or routed to the customer's residence or business by the dispatcher. We will then follow up with the client to schedule periodic maintenance work. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

     - travels to the residence or business;
     - interviews the customer;
     - diagnoses the problem;
     - prepares and discusses a price quotation; and
     - performs the work and often collects payment from the customer.

     Most service work is warranted for thirty days.

     Communications and Utilities Markets. We are a growing designer and installer of communications and utility infrastructure systems. We provide three types of telecommunication and utility infrastructure services to our customers: network enterprise, switch networks and outside plant. Our revenues from the communications and utilities market represented approximately 11% of our revenues for the year ended September 30, 2001.

     Network enterprise service includes installation, design and support services and engineering to property owners or businesses requiring infrastructure support of communication or network equipment related to in-building wiring of local-area or wide-area configuration of industrial commercial or residential buildings. These projects may range from the networking of small, single-office, PC-based systems to wiring communications networks for multi-site institutions such as large universities. As part of this business, we provide extensive design and consulting services in order to configure a system that will meet our customers' needs. The work is similar to the installation of electrical wiring in commercial or residential structures. However, because the materials and some of the methods used in the installation of data cabling differ from those used in the installation of electrical wiring, the work is typically performed by technicians who specialize in data cabling. Large communications projects often include traditional electrical contracting elements and create an opportunity for us to better serve the overall needs of the customer and to capture a larger percentage of that project's contractor expenditures. Large installation projects also provide the opportunity for recurring service and, in some cases, monitoring revenues.

     Switch networks include switching systems for established and newly started local exchange carriers, regional and local Bell operating companies and long distance providers. We provide services including equipment procurement and installation, design needs and infrastructure support. Typically, greater than 50% of this work is electrical in nature and provided by our electricians.

     Outside plant includes cables, wires, poles, towers, substations, and other equipment located between a point at which operational control or ownership of facilities changes from one organization entity to another. We provide installation, maintenance, design and engineering services for outside plant within both the telecommunications and electric power line markets. This work is capital intensive, requiring the use of various pieces of heavy equipment. Additionally, the electricians that perform power line work must be highly skilled in order to work with the high voltage power lines. In addition to running the lines, we often construct the towers that carry the lines as well as electrical substations.

     We believe the demand for our communications services will be driven by the following factors: the pace of technological change; the overall growth in voice and data traffic; and the increasing use of personal computers and modems, with particular emphasis on the speed with which information can be retrieved from the internet. Demand for our utilities services is driven by industry deregulation, limited maintenance or capital expenditures on existing systems and increased loads and supply and delivery requirements.

CUSTOMERS

     Major Customers. We have a diverse customer base. During the year ended September 30, 2001, no single customer accounted for more than 5% of our revenues. As a result of emphasis on quality and worker reliability, our management and a dedicated sales and work force have been responsible for developing and maintaining successful relationships with key customers. We have recently worked on projects for the following customers:

American Airlines                     HOK Sport                             Perry Homes
Baltimore Ravens                      Home Depot                            Pittsburgh Steelers
Beers Construction, Inc.              Intel                                 Public Service of Colorado
Bell Atlantic                         JPI Apartment Construction            Qwest
Bovis, Inc.                           Lennar Homes                          SBC
Dell Computer                         Lowe's                                Texaco
Dow Chemical                          Lucent Technologies                   The Shaw Group
Federal Express                       MB Kahn                               Verizon
General Telephone                     MCI Worldcom                          Wal-Mart
George Washington University          Nevada Power Company                  Western Area Power Admin.
H&W Construction                      Omaha Public Power District

     We intend to continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service.

     National Accounts. We currently have a number of clients that operate on a regional or national basis, including developers, contractors, homebuilders and owners of nationwide chains. We are able to leverage our national footprint to offer these customers service in many, if not all, required geographies. Our understanding of the demands and needs of our customers from prior, substantially similar projects, enables us to configure and install systems to their specifications on a more timely and cost-efficient basis than other locally operated electrical contractors through the utilization of best practices. These best practices result in higher gross profit margins. In addition, we have the available resources to provide service for large-scale projects. In order to capitalize on this opportunity, we have established a separate marketing team that is responsible for obtaining and developing national contracts. We believe our existing local and regional relationships and the expanded sales force will enable us to capture additional revenues from national accounts.

     We believe that significant demand exists from these companies for the services of a single electrical and communications solutions provider from whom they can obtain consistent service that meets their quality requirements. This demand is at least partially driven by the recent consolidation among a number of our principal customers. Our national accounts program targets additional communications projects and actively pursues relationships with the regional Bell operating companies, competitive local exchange carriers and building local exchange carriers.

COMPANY OPERATIONS

     Employee Screening, Training and Development. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, our safety practices and other internal policies. We support and fund continuing education for our employees, as well as apprenticeship training for technicians under the Bureau of Apprenticeship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for five years may seek to become journeymen electricians and, after additional years of experience, master electricians. We pay progressive increases in compensation to employees who acquire this additional training, and more highly trained employees serve as foremen, estimators and project managers. Our master electricians are licensed in one or more cities or other jurisdictions in order to obtain the permits required in our business. Some employees have also obtained specialized licenses in areas including security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

     We actively recruit and screen applicants for our technical positions and have established programs in some locations to recruit apprentice technicians directly from high schools and vocational technical schools. Prior to hiring new employees, we assess their technical competence level, confirm background references and conduct drug testing.

     Materials and Supplies. As a result of economies of scale, we believe we have been able to purchase equipment, parts and supplies at discounts to prices at which stand-alone companies can purchase. In addition, as a result of our size, we are able to lower our costs for (i) the purchase or lease of vehicles;
(ii) bonding, casualty and liability insurance; (iii) health insurance and related benefits; (iv) retirement benefits administration; and (v) office and computer equipment.

     Substantially all the equipment and component parts we sell or install are purchased from manufacturers and other outside suppliers. We are not materially dependent on any of these outside sources.

     Control and Information Systems. We are committed to performing those controls and procedures that improve our efficiency and the monitoring of our operations. Some of the controls and procedures which we have in place are:

     - Bidding and estimating of a job to specific levels based on the dollar size of the job. Each subsidiary may approve certain jobs based on each subsidiary's gross revenues, the level of experienced estimating personnel on staff, the type of work to be bid (i.e. niche vs. non-niche work to take advantage of our centers of excellence), and manpower availability. If a job exceeds these parameters additional regional or senior approvals must be obtained, depending on the size of the project.

     - An automated monthly reporting package which includes internal checks and cross references to ensure completeness and accuracy of the monthly financial results. This "formalized" reporting package also requires discussion of individual subsidiary results.

     - A series of "home and away" quarterly reviews which involve our senior management team and the individual company presidents. Every other quarter, company presidents conduct these meetings at or near their "home" locations and on remaining quarters attend an "away" meeting at the home office in Houston. The content of such meetings includes discussing previous operating results, forecasts for the future, issues, opportunities and concerns.

     - A formalized planning process that involves analyzing industry trends at a county level for each subsidiary. This planning also formalizes the capital allocation process.

     We have begun deploying Enterprise Resource Planning ("ERP") software to all of our operating companies. ERP applications are paramount to a growing business with a diverse geographic platform. Additionally, we have selected a financial reporting and financial application to complement the ERP application and provide increased structure and analytical tools to the reporting process. We plan an estimated total cost of $10 to $12 million for a rollout that began during the first quarter of fiscal 2001 and is currently scheduled to be completed by December 2003. Implementing a new ERP system with a financial reporting application will allow us to obtain real time operating performance and perform detailed analysis.

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

     See "Risk Factors"

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

     We believe we have all licenses required to conduct our operations and are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

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

RISK MANAGEMENT AND INSURANCE

     The primary risks in our operations include health, bodily injury, property damage and injured workers' compensation. We maintain automobile and general liability insurance for third party health, bodily injury and property damage and workers' compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self insure for much of our exposures.

EMPLOYEES

     At September 30, 2001, we had approximately 15,300 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

                                  RISK FACTORS

- DOWNTURNS IN CONSTRUCTION COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE MORE THAN HALF OF OUR BUSINESS IS DEPENDENT ON LEVELS OF NEW CONSTRUCTION ACTIVITY.

     More than half of our business is the installation of electrical systems in newly constructed and renovated buildings, plants and residences. Downturns in levels of construction or housing starts could have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase revenues from new installation services will depend on the number of new construction starts and renovations which will likely be correlated with the cyclical nature of the construction industry. The number of new building starts will be affected by local economic conditions, changes in interest rates and other factors, including the following:

     - employment and income levels;
     - interest rates and other factors affecting the availability and cost of financing;
     - tax implications for homebuyers;
     - consumer confidence; and
     - housing demand.

     Additionally, a majority of our business is focused in the southeastern and southwestern portions of the United Sates, concentrating our exposure to local economic conditions in those regions. Downturns in levels of construction or housing starts could result in a material reduction in our activity levels.

- THE ESTIMATES WE USE IN PLACING BIDS COULD BE MATERIALLY INCORRECT. THE USE OF INCORRECT ESTIMATES COULD RESULT IN LOSSES ON A FIXED PRICE CONTRACT. THESE LOSSES COULD BE MATERIAL TO OUR BUSINESS.

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

- WE MAY EXPERIENCE DIFFICULTIES IN MANAGING INTERNAL GROWTH.

     In order to continue to grow internally, we expect to expend significant time and effort managing and expanding existing operations. We cannot guarantee that our systems, procedures and controls will be adequate to support our expanding operations, including the timely receipt of financial information. Our growth imposes significant added responsibilities on our senior management, such as the need to identify, recruit and integrate new senior managers and executives. If we are unable to manage our growth, or if we are unable to attract and retain additional qualified management, our operations could be materially adversely affected.

- THERE IS CURRENTLY A SHORTAGE OF QUALIFIED ELECTRICIANS. SINCE THE MAJORITY OF OUR WORK IS PERFORMED BY ELECTRICIANS, THIS SHORTAGE MAY NEGATIVELY IMPACT OUR BUSINESS, INCLUDING OUR ABILITY TO GROW.

     There is currently a shortage of qualified electricians in the United States. In order to conduct our business, it is necessary to employ electricians. Over the last few years, the growth of the U.S. economy has increased the demand for electricians making it difficult for us to attract, hire and retain competent electricians. While overall economic growth has diminished, our ability to increase productivity and profitability may be limited by our ability to employ, train and retain skilled electricians required to meet our needs. Accordingly there can be no assurance, among other things, that:

     - we will be able to maintain the skilled labor force necessary to operate efficiently;
     - our labor expenses will not increase as a result of a shortage in the skilled labor supply; and
     - we will not be able to grow as a result of labor shortages.

- DUE TO SEASONALITY AND DIFFERING REGIONAL ECONOMIC CONDITIONS, OUR RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD.

     Our business can be subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Our quarterly results may also be affected by the regional economic conditions. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

- TO SERVICE OUR INDEBTEDNESS AND TO FUND WORKING CAPITAL, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our new credit facility will expire in May 2004.

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms could materially adversely affect our business.

- THE HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY COULD AFFECT OUR PROFITABILITY BY REDUCING OUR PROFIT MARGINS.

     The electrical contracting industry is served by small, owner-operated private companies, public companies and several large regional companies. We could also face competition in the future from other competitors entering these markets. Some of our competitors offer a greater range of services, including mechanical construction, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

- OUR OPERATIONS ARE SUBJECT TO NUMEROUS PHYSICAL HAZARDS ASSOCIATED WITH THE CONSTRUCTION OF ELECTRICAL SYSTEMS. IF AN ACCIDENT OCCURS, IT COULD RESULT IN AN ADVERSE EFFECT ON OUR BUSINESS.

     Hazards related to our industry include, but are not limited to, electrocutions, fires, mechanical failures or transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and may result in suspension of operations. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self insure for much of our exposures. No assurance can be given either that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations or that we will be able to maintain adequate insurance at reasonable rates.

- WE HAVE A SUBSTANTIAL AMOUNT OF DEBT. OUR CURRENT DEBT LEVEL COULD LIMIT OUR ABILITY TO FUND FUTURE WORKING CAPITAL NEEDS AND INCREASE OUR EXPOSURE DURING ADVERSE ECONOMIC CONDITIONS.

     Our indebtedness could have important consequences. For example, it could:

     - increase our vulnerability to adverse operational performance and economic and industry conditions;
     - limit our ability to fund future working capital, capital expenditures and other general corporate requirements;
     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
     - place us at a disadvantage compared to a competitor that has less debt;
       and
     - limit our ability to borrow additional funds.

- THE LOSS OF A GROUP OF KEY PERSONNEL, EITHER AT THE CORPORATE OR OPERATING LEVEL, COULD ADVERSELY AFFECT OUR BUSINESS.

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

- OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL IMPAIRMENT WRITE-OFFS.

     When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the assets of the business we acquire. On June 30, 2001 the Financial Standards Accounting Board adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. Because we have made numerous acquisitions since our inception, we carry significant amounts of goodwill on our books. We expect to adopt SFAS No. 142 for our first fiscal quarter of 2002. We believe the impairment charge upon adoption will be material, and based on current market capitalization could equate to a substantial amount of our recorded goodwill. We do not believe this adoption will impact our free cash flows, operating income or compliance with our debt instruments.

- A SIGNIFICANT AMOUNT OF OUR HISTORIC GROWTH HAS OCCURRED THROUGH THE ACQUISITION OF EXISTING BUSINESSES; HOWEVER, FUTURE ACQUISITIONS WILL BE MADE ON A SELECTIVE BASIS AND MAY BE DIFFICULT TO IDENTIFY AND INTEGRATE AND MAY DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     Historically, a significant amount of our growth has come through acquisitions. From April 1998 to our last significant acquisition in December 2000, we made 71 acquisitions. We currently do not intend to grow materially through acquisitions in the foreseeable future, however we continually evaluate acquisition prospects to complement and expand our existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. If we are unable to find appropriate acquisitions, our future ability to grow our revenues and profitability may be diminished. Each acquisition, however, involves a number of risks. These risks include:

     - the diversion of our management's attention from our existing businesses to integrating the operations and personnel of the acquired business;
     - possible adverse effects on our operating results during the integration process; and
     - our possible inability to achieve the intended objectives of the combination.

     We may seek to finance an acquisition through borrowings under our credit facility or through the issuance of new debt or equity securities. There can be no assurance that we will be able to secure this financing if and when it is needed or on the terms we consider acceptable. If we should proceed with a relatively large cash acquisition, we could deplete a substantial portion of our financial resources to the possible detriment of our other operations. Any future acquisitions could also dilute the equity interests of our stockholders, require us to write off assets for accounting purposes or create other undesirable accounting issues, such as significant exposure to impairments of goodwill or other intangible assets.

ITEM 2.  PROPERTIES

     We operate a fleet of owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.

     At September 30, 2001, we maintained branch offices, warehouses, sales facilities and administrative offices at more than 170 locations. Substantially all of our facilities are leased. We lease our home office located in Houston, Texas.

     Our properties are generally adequate for our present needs, and we believe that suitable additional or replacement space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

     Our subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of these proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us, in our opinion, these proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS

     Herbert "Roddy" Allen has been Chief Executive Officer and President of the Company since October 2001. From May 2001 to October 2001, Mr. Allen was Chief Operating Officer of the Company. From January 2000 to May 2001, Mr. Allen was Senior Vice President -- Eastern Operations and served as a Regional Operating Officer of the Company from June 1998 to January 2000. Prior to September 2000, Mr. Allen served as the President of H.R. Allen, Inc., one of the Company's subsidiaries.

     Richard China has been Chief Operating Officer of the Company since October 2001. From May 2001 to October 2001, Mr. China was President of IES Communications, Inc. From August 1999 to May 2001, Mr. China served as a Regional Operating Officer of the Company. Prior to August 1999, Mr. China served as the President of Primo Electric Company, Inc., one of the Company's subsidiaries.

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

     Bob Weik has been President -- Western Area of our operations since January 2000 and served as a Regional Operating Officer of the Company since May 1998 and as President of BW Consolidated, Inc. and related entities
("Bexar-Calhoun"), one of the Company's subsidiaries.

     Dan Petro has been President -- Eastern Area of our operations since May 2001 and served as a Regional Operating Officer of the Company from June 1998 to May 2001. Prior to June 1998, Mr. Petro served as the President of Amber Electric, Inc., one of the Company's subsidiaries.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on the NYSE under the symbol "IEE." The following table presents the quarterly high and low sales prices for the Company's Common Stock on the NYSE since October 1999.

                                                              High    Low
--------------------------------------------------------------------------
Fiscal Year Ended September 30, 2000
First Quarter...............................................  15.75   8.75
Second Quarter..............................................   9.75   4.50
Third Quarter...............................................   5.56   3.38
Fourth Quarter..............................................   8.00   4.75
Fiscal Year Ended September 30, 2001
First Quarter...............................................   7.00   5.06
Second Quarter..............................................   7.49   5.24
Third Quarter...............................................  10.00   4.90
Fourth Quarter..............................................   9.95   4.60
--------------------------------------------------------------------------

     As of December 10, 2001, the market price of the Company's Common Stock was $3.66 per share and there were approximately 1,369 holders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     On January 30, 1998, we completed our initial public offering of common stock. In accordance with the SEC's Staff Accounting Bulletin No. 97, IES' results of operations for periods prior to January 30, 1998 reflect the historical accounts of the accounting acquirer restated for the effect of the acquisition accounted for as a pooling of interests. The results of operations for businesses acquired subsequent to January 29, 1998 are included in the results of operations beginning on their respective dates of acquisition. The accounting acquirer's results of operations through January 30, 1998 include a non-cash, non-recurring compensation charge of approximately $17.0 million required by the SEC in connection with a note receivable and rights held by the accounting acquirer which were exchanged for cash and shares of our common stock. The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries and the notes thereto included in Item 8, "Financial Statements and Supplementary Data."

                                                                               Year Ended September 30,
                                                              ----------------------------------------------------------
(In Thousands, Except Share Information and Ratios)             1997       1998        1999         2000         2001
------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues....................................................  $117,111   $386,721   $1,035,888   $1,672,288   $1,693,213
Cost of services (including depreciation)...................    95,937    306,052      816,715    1,372,537    1,385,589
                                                              ----------------------------------------------------------
Gross profit................................................    21,174     80,669      219,173      299,751      307,624
Selling, general and administrative expenses................    14,261     47,390      113,871      221,519      214,073
Non-cash, non-recurring compensation charge.................        --     17,036           --           --           --
Goodwill amortization.......................................        --      3,212        9,305       13,211       12,983
                                                              ----------------------------------------------------------
Income from operations......................................     6,913     13,031       95,997       65,021       80,568
Interest and other income (expense), net....................       385       (393)     (12,542)     (22,222)     (26,187)
                                                              ----------------------------------------------------------
Income before income taxes..................................     7,298     12,638       83,455       42,799       54,381
Provision for income taxes..................................     2,923     12,690       35,348       21,643       25,671
                                                              ----------------------------------------------------------
Net income (loss)...........................................  $  4,375   $    (52)  $   48,107   $   21,156   $   28,710
                                                              ==========================================================
Diluted earnings (loss) per share...........................  $   0.97   $     --   $     1.39   $     0.52   $     0.70
                                                              ==========================================================
Ratio of earnings to fixed charges(1).......................      26.8        6.1          6.6          2.7          2.8
------------------------------------------------------------------------------------------------------------------------

                                                                                 As of September 30,
                                                              ----------------------------------------------------------
(In Thousands)                                                  1997       1998        1999         2000         2001
------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents...................................  $  4,154   $ 14,583   $    2,931   $      770   $    3,475
Working capital.............................................     7,770     75,020      175,572       91,643      236,629
Total assets................................................    35,794    502,468      858,492    1,019,990    1,033,503
Total debt..................................................     2,169     94,177      229,544      245,065      288,551
Total stockholders' equity..................................    12,636    302,704      467,166      507,749      528,644
------------------------------------------------------------------------------------------------------------------------

(1) The ratio of earnings to fixed charges is calculated by dividing the fixed charges into net income before taxes plus fixed charges. Fixed charges consist of interest expense, amortization of offering discounts on debt, amortization of debt issuance costs and the estimated interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-K. See "Disclosure Regarding Forward-Looking Statements".

GENERAL

     The Company's electrical contracting business is operated in three segments: commercial and industrial, residential and service and maintenance. Additionally, the Company operates a communications solutions business. See Note 9 of "Notes to Consolidated Financial Statements" for a description of these reportable segments.

RESULTS OF OPERATIONS

     The following table presents selected historical results of operations of IES and subsidiaries, with dollar amounts in thousands. These historical statements of operations include the results of operations for businesses acquired through purchases beginning on their respective dates of acquisition.

                                                                              Year Ended September 30,
                                                              --------------------------------------------------------
(In Thousands)                                                      1999                2000                2001
----------------------------------------------------------------------------------------------------------------------
Revenues....................................................  $1,035,888   100%   $1,672,288   100%   $1,693,213   100%
Cost of services (including depreciation)...................     816,715    79     1,372,537    82     1,385,589    82
                                                              --------------------------------------------------------
  Gross profit..............................................     219,173    21       299,751    18       307,624    18
Selling, general and administrative expenses................     113,871    11       221,519    13       214,073    12
Goodwill amortization.......................................       9,305     1        13,211     1        12,983     1
                                                              --------------------------------------------------------
Income from operations......................................      95,997     9        65,021     4        80,568     5
Interest and other expense, net.............................     (12,542)   (1)      (22,222)   (2)      (26,187)   (2)
                                                              --------------------------------------------------------
Income before income taxes..................................      83,455     8        42,799     2        54,381     3
Provision for income taxes..................................      35,348     3        21,643     1        25,671     1
                                                              --------------------------------------------------------
Net income..................................................  $   48,107     5%   $   21,156     1%   $   28,710     2%
----------------------------------------------------------------------------------------------------------------------

REVENUES

                                                                    Year Ended September 30,
                                                              ------------------------------------
                                                                Percent of Total       Percentage
                                                                    Revenues             Growth
                                                              --------------------    ------------
(In Thousands)                                                1999    2000    2001    2000    2001
--------------------------------------------------------------------------------------------------
Commercial and Industrial...................................   69%     67%     66%     57%     (1)%
Residential.................................................   17%     15%     15%     43%      3%
Service and Maintenance.....................................    7%      8%      8%     91%      3%
Communications Solutions....................................    7%     10%     11%    119%     11%
                                                              ------------------------------------
Total Company...............................................  100%    100%    100%     61%      1%
--------------------------------------------------------------------------------------------------

     Revenues increased $20.9 million, or 1%, from $1,672.3 million for the year ended September 30, 2000 to $1,693.2 million for the year ended September 30, 2001. The revenue decline in the commercial and industrial segment is the result of revenues earned on the MCI Worldcom contract during the year ended September 30, 2000. The revenue growth within the other operating segments and the change in proportion in revenues among the segments was the result of increased construction and communications activity in the markets we serve.

     Revenues increased $636.4 million, or 61%, from $1,035.9 million for the year ended September 30, 1999 to $1,672.3 million for the year ended September 30, 2000. Total same store revenues increased approximately $229.9 million, or 23%, from $988.6 million for the fiscal year ended September 30, 1999, to $1,218.5 million for the fiscal year ended September 30, 2000. The revenue growth within, and change in proportions in revenue among operating segments, were the result of acquisitions and increased construction and communications activity in the markets we serve.

GROSS MARGIN

                                                                 Segment Gross
                                                                    Margins
                                                                as a Percentage
                                                               of Total Revenues
                                                              --------------------
                                                              1999    2000    2001
----------------------------------------------------------------------------------
Year Ended September 30,
  Commercial and Industrial.................................   19%     16%     16%
  Residential...............................................   23%     22%     23%
  Service and Maintenance...................................   34%     22%     23%
  Communications Solutions..................................   29%     24%     19%
                                                              --------------------
  Total Company.............................................   21%     18%     18%
----------------------------------------------------------------------------------

     Gross profit increased $7.8 million, or 3%, from $299.8 million for the year ended September 30, 2000 to $307.6 million for the year ended September 30, 2001. Overall gross margin as a percentage of revenue remained constant for the years ended September 30, 2000 and 2001. Margins remained flat as a result of increased bidders on certain fixed price commercial and industrial and communications solutions projects and the impact such bidders had on margins in these segments, and were further impacted by project delays, project cancellations and decreased productivity following the terrorist attacks of September 11, 2001.

     Gross profit increased $80.6 million, or 37%, from $219.2 million for the year ended September 30, 1999 to $299.8 million for the year ended September 30, 2000. Overall gross margin as a percentage of revenue decreased approximately 3% from 21% for the year ended September 30, 1999 to 18% for the year ended September 30, 2000. The overall decrease in gross profit as a percentage of revenue is primarily the result of losses recorded on certain fixed price commercial projects, a shift in the mix of work toward lower margin bid work versus negotiated contract work, the completion of certain contracts at lower than planned gross margins and the recording of additional claims reserves for our self-insured healthcare plan resulting from a higher level of employee participation. Gross margins decreased in our service and maintenance segment as a result of costs associated with establishing additional service locations broadening the scope of our services which include lower margin services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $7.4 million, or 3%, from $221.5 million for the year ended September 30, 2000 to $214.1 million for the year ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenue decreased from 13% in 2000 to 12% in 2001. The decrease in selling, general and administrative expenses primarily results from the occurrence of certain costs incurred in the year ended September 30, 2000 which were not incurred in the year ended September 30, 2001 including the write-off, net of recoveries of $6.8 million of costs associated with the our decision to curtail the development of an information system and the non-cash compensation charge of $5.4 million associated with the restricted stock awards, offset by increased infrastructure costs in 2001.

     Selling, general and administrative expenses increased $107.6 million, or 95%, from $113.9 million for the year ended September 30, 1999 to $221.5 million for the year ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenue increased from 11% in 1999 to 13% in 2000. The increase in selling, general and administrative expenses related to acquired companies was approximately $45.5 million. Other increased selling, general and administrative costs primarily resulted from the need for additional infrastructure growth to support operational initiatives, including various incentive awards, claims reserves related to our self-insured health insurance plan, the non-cash compensation charge associated with the restricted stock awards of $5.4 million, and the write-off, net of recoveries of $6.8 million of costs associated with the decision to change the technology being used in the development of its information system.

INCOME FROM OPERATIONS

     Income from operations increased $15.6 million, or 24%, from $65.0 million for the year ended September 30, 2000 to $80.6 million for the year ended September 30, 2001. This increase was primarily the result of lower selling, general and administrative costs discussed above and gross profit earned on the slightly higher revenues during the year ended September 30, 2001. As a percentage of revenues, income from operations increased from 4% for the year ended September 30, 2000 to 5% for the year ended September 30, 2001.

     Income from operations decreased $31.0 million, or 32%, from $96.0 million for the year ended September 30, 1999 to $65.0 million for the year ended September 30, 2000. This decrease was primarily the result of lower gross margins and higher selling, general and administrative costs discussed above. As a percentage of revenues, income from operations decreased from 9% for the year ended September 30, 1999 to 4% for the year ended September 30, 2000.

INTEREST AND OTHER EXPENSE, NET

     Interest and other expense, net increased from net expense of $22.2 million in 2000 to $26.2 million in 2001, primarily as a result of increased interest expense resulting from the issuance of $125.0 million 9 3/8% senior subordinated notes due February 1, 2009 in May 2001.

     Interest and other expense, net increased from net expense of $12.5 million in 1999 to $22.2 million in 2000, primarily as a result of increased interest expense on borrowings to fund our acquisitions and a full twelve months of interest expense on the $150.0 million 9 3/8% senior subordinated notes due February 1, 2009 that were issued in 1999.

PROVISION FOR INCOME TAXES

     Our effective tax rate decreased from 51% for the year ended September 30, 2000 to 47% for the year ended September 30, 2001 primarily as a result of non-deductible goodwill amortization representing a smaller percentage of our income before income taxes in 2001.

     Our effective tax rate increased from 42% for the year ended September 30, 1999 to 51% for the year ended September 30, 2000. The higher effective tax rate in 2000 is primarily as a result of non-deductible goodwill amortization and the non-deductible portion of the compensation expense associated with the restricted stock awards in 2000 representing a larger percentage of our income before income taxes in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had cash and cash equivalents of $3.5 million, working capital of $236.6 million, borrowings of $12.0 million under our credit facility, $0.9 million of letters of credit outstanding, and available borrowing capacity under our credit facility of $137.1 million.

     During the year ended September 30, 2001, we generated $8.6 million of net cash from operating activities. This net cash from operating activities is comprised of net income of $28.7 million, increased by $26.6 million of non-cash items and decreased by $46.7 million in working capital changes. Non-cash items included depreciation and amortization expense, restricted stock compensation charges, provision for allowance for doubtful accounts, changes in deferred income taxes and gains on sales of property and equipment. Working capital changes consisted of a $26.2 million decrease in receivables as a result of the timing of collections offset by a $37.8 million decrease in payables and further decreased by a $15.6 million increase in prepaids and other current assets, with the balance of the change due to other working capital changes. Net cash used in investing activities was $31.4 million, including $25.8 million of capital expenditures and $5.6 million of investments in marketable securities and other. Net cash provided by financing activities was $25.5 million, resulting primarily from the offering of the senior subordinated notes, net of repayments on the credit facility.

     On May 22, 2001, we replaced our $175.0 million credit facility with a new $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004. Amounts borrowed under our credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 2.75 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in our credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 1.25 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under our credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under our facility, and our facility is secured by the capital stock of those subsidiaries, our accounts receivable and the accounts receivable of those subsidiaries. Borrowings under our credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). Our credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to repurchase shares of common stock, to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. At December 13, 2001, we had outstanding borrowings of $25.0 million on our credit facility.

     On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001, yielded $117.0 million in proceeds, net of a $4.2 million discount and $3.8 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

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

     In August 2001, we entered into an interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. At September 30, 2001, the fair value of this derivative was $3.2 million and is included in other noncurrent assets. Under the hedge method of accounting for these types of derivatives, the change in the fair value of the interest rate swap contract is recorded with an offsetting adjustment to the carrying value of the hedged instrument and is thus included in the senior subordinated notes classification as of September 30, 2001.

     Outlook. Economic conditions across the country, especially subsequent to the terrorist attacks of September 11, 2001 are extremely challenging. To improve our position for continued success, we have taken steps to reduce costs. We have made significant cuts in selling, general and administrative costs resulting in a 15% to 20% cost reduction at the corporate office and have targeted a 5% to 10% cost reduction in the field. In connection with these cuts, we will incur associated costs of approximately $4.0 million to $4.5 million in our first fiscal quarter of 2002.

     We anticipate that our cash flow from operations and proceeds from our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through the next twelve months. Further, based on current internal projections, we expect to be in compliance with our debt instruments through at least the next twelve months. See "Disclosure Regarding Forward-Looking Statements."

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

INFLATION

     Due to the relatively low levels of inflation experienced in fiscal 1999, 2000 and 2001, inflation did not have a significant effect on our results in those fiscal years, or on any of the acquired businesses during similar periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB 101 does not supersede any existing authoritative literature. We recognize revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The adoption of SAB 101 did not have an impact on our results of operations.

     Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, was effective for IES on October 1, 2000. These statements require that all derivative instruments (such as an interest rate swap contract), be recorded as either assets or liabilities measured at fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges require that hedging relationships must be designated and documented upon inception. The documentation must include the consideration of the hedged item, the specific risk being hedged, identification of the hedging instrument, the company's risk management strategy, and how effectiveness will be assessed. The effectiveness assessment must have a historical basis that supports the assertion that the hedge will be effective prospectively. At the date of adoption, there was no financial impact on our consolidated financial statements as we were not a party to any derivative instruments. In August 2001, we entered into an interest rate swap contract to manage specific interest rate risks.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on our financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

     Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, our net goodwill was approximately $482.7 million, and annual amortization of such goodwill was approximately $13.0 million. We expect to adopt SFAS No. 142 for our first fiscal quarter of 2002. We believe the impairment charge upon adoption will be material, and based on current market capitalization could equate to a substantial amount of our recorded goodwill. We do not believe this adoption will impact our free cash flows, our operating income or compliance with our debt instruments.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any significant market risks from commodity price risk or foreign currency exchange risk. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and interest rate risks resulting from the use of an interest rate swap contract that we entered into in August 2001. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

     As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2001:

                                                    2002      2003      2004       2005      2006     Thereafter     Total
----------------------------------------------------------------------------------------------------------------------------
Liabilities -- Debt:
  Variable Rate (Credit Facility)................  $   --    $   --    $12,000    $   --    $   --     $     --     $ 12,000
  Average Interest Rate..........................    7.56%     7.56%      7.56%       --        --           --         7.56%
  Fixed Rate (Senior Subordinated Notes).........  $   --    $   --    $    --    $   --    $   --     $275,000     $275,000
  Interest Rate..................................   9.375%    9.375%     9.375%    9.375%    9.375%       9.375%       9.375%
Fair Value of Debt:
  Variable Rate..................................                                                                   $ 12,000
  Fixed Rate.....................................                                                                   $242,138
Interest Rate Swap:
  Pay variable/receive fixed.....................  $   --    $   --    $    --    $   --    $   --     $100,000     $100,000
  Average rate paid (3-Month LIBOR plus 3.49%)...    7.13%     7.13%      7.13%     7.13%     7.13%        7.13%        7.13%
  Fixed rate received............................   9.375%    9.375%     9.375%    9.375%    9.375%       9.375%       9.375%
Fair Value of Interest Rate Swap.................                                                                   $  3,159
----------------------------------------------------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
------------------------------------------------------------------
Integrated Electrical Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................   24
  Consolidated Balance Sheets...............................   25
  Consolidated Statements of Operations.....................   26
  Consolidated Statements of Stockholders' Equity...........   27
  Consolidated Statements of Cash Flows.....................   28
  Notes to Consolidated Financial Statements................   29
------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Integrated Electrical Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. (a Delaware corporation), and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc., and subsidiaries as of September 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
November 12, 2001

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                   September 30,
                                                              -----------------------
(In Thousands, Except Share Information)                         2000         2001
-------------------------------------------------------------------------------------
                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $      770   $    3,475
  Accounts receivable:
    Trade, net of allowance of $7,121 and $5,206
     respectively...........................................     300,038      275,922
    Retainage...............................................      67,851       64,933
    Related party...........................................         256          222
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................      51,119       62,249
  Inventories...............................................      16,861       21,855
  Prepaid expenses and other current assets.................       8,857       23,858
                                                              -----------------------
        Total current assets................................     445,752      452,514
                                                              -----------------------
PROPERTY AND EQUIPMENT, net.................................      61,367       70,343
GOODWILL, net...............................................     496,212      482,654
OTHER NONCURRENT ASSETS, net................................      16,659       27,992
                                                              -----------------------
        Total assets........................................  $1,019,990   $1,033,503
                                                              =======================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt and current maturities of long-term
    debt....................................................  $   93,903   $      679
  Accounts payable and accrued expenses.....................     202,047      164,272
  Income taxes payable......................................       1,166          700
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................      56,993       50,234
                                                              -----------------------
        Total current liabilities...........................     354,109      215,885
                                                              -----------------------
LONG-TERM BANK DEBT.........................................          --       12,000
OTHER LONG-TERM DEBT, net of current maturities.............       1,162          872
SENIOR SUBORDINATED NOTES, net..............................     148,927      273,210
OTHER NONCURRENT LIABILITIES................................       8,043        2,892
                                                              -----------------------
        Total liabilities...................................     512,241      504,859
                                                              -----------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 authorized,
    none issued and outstanding.............................          --           --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 38,099,079 and 38,331,672 shares issued,
    respectively............................................         381          383
  Restricted voting common stock, $.01 par value, 2,655,709
    and 2,605,709 shares issued, authorized and outstanding,
    respectively............................................          27           26
  Additional paid-in capital................................     427,332      428,640
  Treasury stock, at cost, none and 1,245,879 shares,
    respectively............................................          --       (9,181)
  Retained earnings.........................................      80,009      108,719
  Accumulated other comprehensive income....................          --           57
                                                              -----------------------
        Total stockholders' equity..........................     507,749      528,644
                                                              -----------------------
        Total liabilities and stockholders' equity..........  $1,019,990   $1,033,503
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended September 30,
                                                              ------------------------------------
(In Thousands, Except Share Information)                          2000         1999         2001
--------------------------------------------------------------------------------------------------
REVENUES....................................................  $1,035,888   $1,672,288   $1,693,213
COST OF SERVICES (including depreciation)...................     816,715    1,372,537    1,385,589
                                                              ------------------------------------
  Gross profit..............................................     219,173      299,751      307,624
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     113,871      221,519      214,073
GOODWILL AMORTIZATION.......................................       9,305       13,211       12,983
                                                              ------------------------------------
  Income from operations....................................      95,997       65,021       80,568
                                                              ------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (13,145)     (23,230)     (26,053)
  Other, net................................................         603        1,008         (134)
                                                              ------------------------------------
        Other expense, net..................................     (12,542)     (22,222)     (26,187)
                                                              ------------------------------------
INCOME BEFORE INCOME TAXES..................................      83,455       42,799       54,381
PROVISION FOR INCOME TAXES..................................      35,348       21,643       25,671
                                                              ------------------------------------
NET INCOME..................................................  $   48,107   $   21,156   $   28,710
                                                              ====================================
EARNINGS PER SHARE:
  Basic.....................................................  $     1.41   $     0.53   $     0.71
                                                              ====================================
  Diluted...................................................  $     1.39   $     0.52   $     0.70
                                                              ====================================
SHARES USED IN THE COMPUTATION OF EARNINGS PER SHARE:
  Basic.....................................................  34,200,532   40,207,940   40,402,533
                                                              ====================================
  Diluted...................................................  34,613,644   40,410,400   40,899,790
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Restricted Voting
                             Compre-       Common Stock          Common Stock          Treasury Stock       Additional
(In Thousands, Except Share  hensive    -------------------   ------------------   ----------------------    Paid-In     Retained
Information)                  Income      Shares     Amount    Shares     Amount     Shares       Amount     Capital     Earnings
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30,
 1998....................               28,105,363    $281    2,655,709    $27              --   $     --   $ 291,650    $  10,746
Issuance of stock for
 acquisitions............                7,755,586      78           --     --              --         --     115,074           --
Exercise of stock options                  124,889       1           --     --              --         --       1,202           --
Net income...............    $ 48,107           --      --           --     --              --         --          --       48,107
                             --------
Comprehensive income.....    $ 48,107
                             ========   ------------------------------------------------------------------------------------------
BALANCE, September 30,
 1999....................               35,985,838     360    2,655,709     27              --         --     407,926       58,853
Issuance of stock for
 acquisitions............                1,737,522      17           --     --              --         --      17,045           --
Issuance of stock........                  375,499       4           --     --              --         --       2,358           --
Exercise of stock options                      220      --           --     --              --         --           3           --
Net income...............    $ 21,156           --      --           --     --              --         --          --       21,156
                             --------
Comprehensive income.....    $ 21,156
                             ========   ------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,
 2000....................               38,099,079     381    2,655,709     27              --         --     427,332       80,009
ISSUANCE OF STOCK........                  225,424       2      (50,000)    (1)             --         --       1,037           --
PURCHASE OF TREASURY
 STOCK...................                       --      --           --     --      (1,459,573)   (10,376)         --           --
ISSUANCE OF STOCK UNDER
 EMPLOYEE STOCK PURCHASE
 PLAN....................                       --      --           --     --         207,642      1,173        (193)          --
EXERCISE OF STOCK
 OPTIONS.................                    7,169      --           --     --           6,052         22         464           --
UNREALIZED HOLDING GAIN
 ON SECURITIES, NET OF
 TAX.....................    $     57           --      --           --     --              --         --          --           --
NET INCOME...............      28,710           --      --           --     --              --         --          --       28,710
                             --------
COMPREHENSIVE INCOME.....    $ 28,767
                             ========   ------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,
 2001....................               38,331,672    $383    2,605,709    $26      (1,245,879)  $ (9,181)  $ 428,640    $ 108,719
----------------------------------------------------------------------------------------------------------------------------------

                              Accumulated
                                 Other           Total
(In Thousands, Except Share  Comprehensive   Stockholders'
Information)                    Income           Equity
---------------------------  ------------------------------
BALANCE, September 30,
 1998....................         $--          $ 302,704
Issuance of stock for
 acquisitions............          --            115,152
Exercise of stock options          --              1,203
Net income...............          --             48,107
Comprehensive income.....
                             ------------------------------
BALANCE, September 30,
 1999....................          --            467,166
Issuance of stock for
 acquisitions............          --             17,062
Issuance of stock........          --              2,362
Exercise of stock options          --                  3
Net income...............          --             21,156
Comprehensive income.....
                             ------------------------------
BALANCE, SEPTEMBER 30,
 2000....................          --            507,749
ISSUANCE OF STOCK........          --              1,038
PURCHASE OF TREASURY
 STOCK...................          --            (10,376)
ISSUANCE OF STOCK UNDER
 EMPLOYEE STOCK PURCHASE
 PLAN....................          --                980
EXERCISE OF STOCK
 OPTIONS.................          --                486
UNREALIZED HOLDING GAIN
 ON SECURITIES, NET OF
 TAX.....................          57                 57
NET INCOME...............          --             28,710
COMPREHENSIVE INCOME.....
                             ------------------------------
BALANCE, SEPTEMBER 30,
 2001....................         $57          $ 528,644
-----------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended September 30,
                                                              --------------------------------
(In Thousands)                                                  1999        2000       2001
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  48,107   $ 21,156   $  28,710
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Non-cash compensation charge............................         --      5,378         568
    Depreciation and amortization...........................     16,947     32,656      30,345
    Allowance for doubtful accounts.........................        871      1,768         912
    Deferred income tax benefit.............................     (2,788)      (177)     (4,938)
    Gain on sale of property and equipment..................       (198)      (145)       (287)
    Changes in operating assets and liabilities, net of
     non-cash transactions:
  (Increase) decrease in:
    Accounts receivable.....................................    (54,456)   (82,917)     26,163
    Inventories.............................................       (472)    (2,900)     (4,979)
    Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    (12,656)   (11,489)    (10,785)
    Prepaid expenses and other current assets...............     (2,333)    (1,096)    (15,640)
  Increase (decrease) in:
    Accounts payable and accrued expenses...................      6,585     72,763     (37,831)
    Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     (1,575)    15,131      (6,414)
    Income taxes payable and other current liabilities......     (8,087)    (2,880)       (250)
    Other, net..............................................      3,789     (4,034)      3,060
                                                              --------------------------------
        Net cash provided by (used in) operating
        activities..........................................     (6,266)    43,214       8,634
                                                              --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        753      2,742       1,467
  Additions of property and equipment.......................    (12,888)   (28,381)    (25,801)
  Purchase of businesses, net of cash acquired..............   (106,476)   (33,225)       (233)
  Investments in marketable securities and other............         --     (1,670)     (5,599)
  Additions to notes receivable from affiliate..............         --         --      (1,250)
                                                              --------------------------------
        Net cash used in investing activities...............   (118,611)   (60,534)    (31,416)
                                                              --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt........................................    270,388     63,434     231,744
  Repayments of debt........................................   (152,070)   (48,278)   (192,811)
  Purchase of treasury stock................................         --         --     (10,376)
  Payments for debt issuance costs..........................     (5,554)        --      (5,358)
  Proceeds from exercise of stock options...................        461          3         270
  Proceeds from issuance of stock...........................         --         --       1,038
  Proceeds from issuance of stock under employee stock
    purchase plan...........................................         --         --         980
                                                              --------------------------------
        Net cash provided by financing activities...........    113,225     15,159      25,487
                                                              --------------------------------
NET INCREASE (DECREASE) IN CASH.............................    (11,652)    (2,161)      2,705
CASH AND CASH EQUIVALENTS, beginning of period..............     14,583      2,931         770
                                                              --------------------------------
CASH AND CASH EQUIVALENTS, end of period....................  $   2,931   $    770   $   3,475
                                                              ================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $  11,432   $ 23,151   $  23,793
    Income taxes............................................     38,214     24,832      30,667
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS:

     Integrated Electrical Services, Inc. (the "Company" or "IES"), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, communications solutions and service and maintenance markets.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: exposure to downturns in the economy, risks related to its acquisition strategy, risks related to management of internal growth and execution of strategy, management of external growth, availability of qualified employees, competition, seasonality, risks associated with contracts, significant fluctuations in quarterly results, recoverability of goodwill, collectibility of receivables, dependence on key personnel and risks associated with the availability of capital and with debt service.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of IES, its wholly owned subsidiaries, and certain investments. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the presentation used in 2001.

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

     Marketable Securities and Equity Investment

     At September 30, 2001, the Company has a 20.6% equity interest in Energy Photovoltaics, Inc. (EPV) of $4.9 million which is included in other noncurrent assets. The Company accounts for this investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." In the year ended September 30, 2001, the Company recognized a $0.4 million loss as its portion of this investment's losses. This amount is included as a component of other income/expense in the Company's consolidated statement of operations. None of the Company's investments qualified for accounting treatment under the equity method of accounting as of September 30, 2000. Additionally, the Company has notes receivable totaling approximately $1.3 million with EPV at September 30, 2001. See Note 13 for further commitments.

     The Company accounts for all other marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company has certain marketable securities that are categorized as "available for sale" and are carried at fair value and included in other noncurrent assets. Unrealized holding gains and losses, net of taxes, are reflected in accumulated other comprehensive income (loss) included in stockholders' equity until realized. During the year ended September 30, 2001, the Company disposed of one of its' available for sale investments for approximately $0.3 million and realized a loss of $0.7 million. Such loss is included as a component of other income/expense in the Company's consolidated statement of operations for the year ended September 30, 2001. At September 30, 2000 and 2001, the Company's investments in marketable securities have fair values of $1.7 million and $1.5 million (cost of $1.7 million and $1.4 million), respectively.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Property and Equipment

     Additions of property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $6,728,000, $17,970,000 and $15,757,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

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

     Goodwill

     Goodwill represents the excess of the aggregate of purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of September 30, 2000 and 2001, accumulated amortization was approximately $25,761,000 and $38,744,000, respectively.

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

     Debt Issuance Costs

     Debt issuance costs related to the Company's credit facility and the senior subordinated notes are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 2000 and 2001, accumulated amortization of debt issuance costs were approximately $2,458,000 and $1,871,000, respectively. Debt issuance costs of $1,918,000 associated with the Company's previous credit facility, as amended, were fully amortized during the year ended September 30, 2001. During the year ended September 30, 2001, the Company capitalized $5.4 million of offering costs incurred in connection with the issuance of the senior subordinated notes and obtaining its new credit facility.

     Revenue Recognition

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

     Income Taxes

     The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

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

     Self-Insurance

     The Company retains the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

     Realization of Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates the recoverability of property and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. To date, the Company has not recorded any such impairments.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

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

     The Company had no single customer accounting for more than 5% of its revenues for the year ended September 30, 2001. During the year ended September 30, 2000, the Company had one customer that represented 11% of its revenues. Excluding that customer, the Company had no single customer accounting for more than 5% of its revenues. During the year ended September 30, 1999, the Company had no single customer accounting for more than 5% of its revenues.

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, notes and bonds payable, long-term debt and an interest rate swap agreement. The Company's senior subordinated notes had a carrying value, excluding unamortized discount, at September 30, 2000 and 2001 of $150.0 million and $275.0 million, respectively. The fair value of the Company's senior subordinated notes at September 30, 2000 and 2001 was $132.4 million and $242.1 million, respectively. The fair value of the Company's interest rate swap at September 30, 2001 was $3.2 million. Other than the senior subordinated notes and the interest rate swap agreement, the Company believes that the carrying value of financial instruments on the accompanying consolidated balance sheets approximates their fair value.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Earnings per Share

     The following table reconciles the components of the basic and diluted earnings per share for the three years ended September 30, 1999, 2000 and 2001 (in thousands, except share information):

                                                                     Year Ended September 30,
                                                              ---------------------------------------
                                                                 1999          2000          2001
-----------------------------------------------------------------------------------------------------
Numerator:
  Net income................................................  $    48,107   $    21,156   $    28,710
                                                              =======================================
Denominator:
  Weighted average common shares outstanding -- basic.......   34,200,532    40,207,940    40,402,533
  Effect of dilutive stock options..........................      413,112       202,460       497,257
                                                              ---------------------------------------
  Weighted average common and common equivalent shares
    outstanding -- diluted..................................   34,613,644    40,410,400    40,899,790
                                                              =======================================
Earnings per share:
  Basic.....................................................  $      1.41   $      0.53   $      0.71
  Diluted...................................................  $      1.39   $      0.52   $      0.70
-----------------------------------------------------------------------------------------------------

     For the years ended September 30, 1999, 2000 and 2001, exercisable stock options of 1.0 million, 4.4 million and 4.4 million, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

     New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB 101 does not supersede any existing authoritative literature. The Company recognizes revenue from construction contracts on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The adoption of SAB 101 did not have an impact on the results of operations of the Company.

     Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, was effective for the Company on October 1, 2000. These statements require that all derivative instruments (such as an interest rate swap contract), be recorded as either assets or liabilities measured at fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges require that hedging relationships must be designated and documented upon inception. The documentation must include the consideration of the hedged item, the specific risk being hedged, identification of the hedging instrument, the Company's risk management strategy, and how effectiveness will be assessed. The effectiveness assessment must have a historical basis that supports the assertion that the hedge will be effective prospectively. At the date of adoption, there was no financial impact on the Company's consolidated financial statements as the Company was not a party to any derivative instruments. In August 2001, the Company entered into an interest rate swap contract to manage specific interest rate risks. See Note 6.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

     Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, the Company's net goodwill was approximately $482.7 million, and annual amortization of such goodwill was approximately $13.0 million. The Company expects to adopt SFAS No. 142 during its first fiscal quarter of 2002. The Company believes the impairment charge upon adoption will be material, and based on current market capitalization could equate to a substantial amount of its recorded goodwill. The Company does not believe this adoption will impact its free cash flows, its operating income or compliance with its debt instruments.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations.

3.   BUSINESS COMBINATIONS:

     Purchases

     Subsequent to the IPO, and through September 30, 2001, IES has acquired 70 businesses in transactions accounted for as purchases. The total consideration paid in these transactions was approximately $232.9 million in cash and 14.7 million shares of common stock.

     In connection with the acquisitions discussed above, goodwill was determined as follows for each of the years ending September 30, 1999, 2000 and 2001 (in thousands):

                                                                 1999       2000     2001
------------------------------------------------------------------------------------------
Fair value of assets acquired, net of cash acquired.........   $115,645   $ 23,726   $ 239
Liabilities assumed.........................................    (77,641)   (15,477)   (159)
                                                               ---------------------------
        Net assets acquired, net of cash....................     38,004      8,249      80
                                                               ---------------------------
Cash paid, net of cash acquired.............................    106,476     33,225     233
Issuance of common stock....................................    115,152     17,062      --
                                                               ---------------------------
        Total consideration paid............................    221,628     50,287     233
                                                               ---------------------------
Goodwill....................................................   $183,624   $ 42,038   $ 153
------------------------------------------------------------------------------------------

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Pro Forma Presentation

     The unaudited pro forma data presented below reflect the results of operations of IES and the businesses acquired during fiscal 1999 and 2000 assuming the transactions were completed on October 1, 1998 (in thousands):

                                                                    Year Ended
                                                                   September 30,
                                                              -----------------------
(Unaudited)                                                      1999         2000
-------------------------------------------------------------------------------------
Revenues....................................................  $1,376,763   $1,687,650
                                                              =======================
Net income..................................................  $   65,164   $   22,440
                                                              =======================
Basic earnings per share....................................  $     1.91   $     0.57
                                                              =======================
Diluted earnings per share..................................  $     1.88   $     0.56
-------------------------------------------------------------------------------------

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

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                               Estimated        September 30,
                                                              Useful Lives   -------------------
                                                                in Years       2000       2001
------------------------------------------------------------------------------------------------
Land........................................................       N/A       $  1,621   $  1,621
Buildings...................................................      5-32          6,876      7,153
Transportation equipment....................................       3-5         30,119     33,109
Machinery and equipment.....................................      3-10         33,442     46,985
Leasehold improvements......................................      5-32          8,231     12,992
Furniture and fixtures......................................       5-7          7,390      9,182
                                                                             -------------------
                                                                               87,679    111,042
Less -- Accumulated depreciation and amortization...........                  (26,312)   (40,699)
                                                                             -------------------
        Property and equipment, net.........................                 $ 61,367   $ 70,343
------------------------------------------------------------------------------------------------

5.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                 September 30,
                                                               -----------------
                                                                2000      2001
--------------------------------------------------------------------------------
Balance at beginning of period..............................   $ 5,709   $ 7,121
Additions from acquisitions.................................       948        --
Additions to costs and expenses.............................     1,768       912
Deductions for uncollectible receivables written off, net of
  recoveries................................................    (1,304)   (2,827)
                                                               -----------------
Balance at end of period....................................   $ 7,121   $ 5,206
--------------------------------------------------------------------------------

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                  September 30,
                                                               -------------------
                                                                 2000       2001
----------------------------------------------------------------------------------
Accounts payable, trade.....................................   $105,814   $ 78,948
Accrued compensation and benefits...........................     57,561     53,057
Other accrued liabilities...................................     38,672     32,267
                                                               -------------------
                                                               $202,047   $164,272
----------------------------------------------------------------------------------

     Contracts in progress are as follows (in thousands):

                                                                     September 30,
                                                               -------------------------
                                                                  2000          2001
----------------------------------------------------------------------------------------
Costs incurred on contracts in progress.....................   $ 1,163,463   $ 1,297,850
Estimated earnings..........................................       220,411       254,981
                                                               -------------------------
                                                                 1,383,874     1,552,831
Less -- Billings to date....................................    (1,389,748)   (1,540,816)
                                                               -------------------------
                                                               $    (5,874)  $    12,015
                                                               =========================
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................   $    51,119   $    62,249
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts..................................       (56,993)      (50,234)
                                                               -------------------------
                                                               $    (5,874)  $    12,015
----------------------------------------------------------------------------------------

6.   DEBT:

     Debt consists of the following (in thousands):

                                                                  September 30,
                                                               -------------------
                                                                 2000       2001
----------------------------------------------------------------------------------
Secured credit facility with a bank group, due July 30,
  2001, at a weighted average interest rate of 8.00%........   $ 93,000   $     --
Secured credit facility with a group of lending
  institutions, due May 22, 2004, at a weighted average
  interest rate of 7.56%....................................         --     12,000
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9.375% with an effective interest rate of
  9.50%.....................................................    150,000    150,000
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9.375% with an effective interest rate of
  10.00%....................................................         --    125,000
Other.......................................................      2,065      1,551
                                                               -------------------
                                                                245,065    288,551
Less -- short-term debt and current maturities of long-term
  debt......................................................    (93,903)      (679)
Less -- unamortized discount on Senior Subordinated Notes...     (1,073)    (4,949)
                                                               -------------------
        Total long-term debt................................   $150,089   $282,923
----------------------------------------------------------------------------------

     Future payments due on debt at September 30, 2001 are as follows (in thousands):

2002........................................................   $    679
2003........................................................        614
2004........................................................     12,170
2005........................................................         73
2006........................................................         15
Thereafter..................................................    275,000
                                                               --------
  Total.....................................................   $288,551
-----------------------------------------------------------------------

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Credit Facility

     On May 22, 2001, the Company replaced its $175.0 million credit facility with a bank group, with a new $150.0 million revolving credit facility with a group of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes, that matures May 22, 2004 (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 2.75 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 1.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the Agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. The Company was in compliance with the financial covenants at September 30, 2001. As of September 30, 2001, the Company had borrowings outstanding under its Credit Facility of $12.0 million, letters of credit outstanding under its Credit Facility of $0.9 million, $1.6 million of other borrowings and available borrowing capacity under its Credit Facility of $137.1 million.

     Senior Subordinated Notes

     On January 25, 1999 and May 29, 2001, the Company completed offerings of $150.0 million and $125.0 million Senior Subordinated Notes, respectively. The offering completed on May 29, 2001, yielded $117.0 million in proceeds to the Company, net of a $4.2 million discount and $3.8 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under the Credit Facility. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

     Interest Rate Swap

     The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company pays the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty pays the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract is reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The interest rate swap is considered to be perfectly effective because it qualifies for the "short-cut" method under SFAS No. 133 and therefore there is no net change in fair value to be recognized in income. At September 30, 2001, the interest rate swap had a notional value of $100.0 million and a fair value of $3.2 million.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

The fair value of this contract is included in the balance sheet in other noncurrent assets. The following table presents the balance sheet effect on the Senior Subordinated Notes (in thousands):

                                                                  September 30,
                                                               -------------------
                                                                 2000       2001
----------------------------------------------------------------------------------
Senior Subordinated Notes, due February 1, 2009.............   $150,000   $275,000
Less-unamortized discount on Senior Subordinated Notes......     (1,073)    (4,949)
Add: Fair value of interest rate hedge......................         --      3,159
                                                               -------------------
                                                               $148,927   $273,210
----------------------------------------------------------------------------------

7.   LEASES:

     The Company leases various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 11. Rental expense for the years ended September 30, 1999, 2000 and 2001 was approximately $4,849,000, $7,543,000 and $9,724,000, respectively. Future minimum lease payments under these noncancelable operating leases with terms in excess of one year are as follows (in thousands):

YEAR ENDED SEPTEMBER 30
----------------------------------------------------------------------
2002........................................................   $10,385
2003........................................................     7,871
2004........................................................     6,196
2005........................................................     4,015
2006........................................................     1,793
Thereafter..................................................     2,830
                                                               -------
        Total...............................................   $33,090
----------------------------------------------------------------------

8.   INCOME TAXES:

     Federal and state income tax provisions are as follows (in thousands):

                                                                Year Ended September 30,
                                                               ---------------------------
                                                                1999      2000      2001
------------------------------------------------------------------------------------------
Federal:
  Current...................................................   $33,317   $19,345   $24,592
  Deferred..................................................    (2,558)     (157)   (2,025)
State:
  Current...................................................     4,819     2,475     6,017
  Deferred..................................................      (230)      (20)   (2,913)
                                                               ---------------------------
                                                               $35,348   $21,643   $25,671
------------------------------------------------------------------------------------------

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                                Year Ended September 30,
                                                               ---------------------------
                                                                1999      2000      2001
------------------------------------------------------------------------------------------
Provision at the statutory rate.............................   $29,209   $14,980   $19,033
Increase resulting from:
  Non-cash restricted stock compensation charge.............        --       611        88
  Non-deductible goodwill...................................     2,838     4,070     4,208
  State income taxes, net of benefit for federal
    deduction...............................................     2,983     1,596     2,018
  Non-deductible expenses...................................       318       386       324
                                                               ---------------------------
                                                               $35,348   $21,643   $25,671
------------------------------------------------------------------------------------------

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

                                                                   Year Ended
                                                                 September 30,
                                                               ------------------
                                                                 2000      2001
---------------------------------------------------------------------------------
Deferred income tax assets:
  Allowance for doubtful accounts...........................   $  2,492   $ 2,010
  Accrued expenses..........................................      9,507     6,805
  Other.....................................................      2,626     2,824
                                                               ------------------
        Total deferred income tax assets....................     14,625    11,639
                                                               ------------------
Deferred income tax liabilities:
  Property, equipment and goodwill..........................     (8,559)   (3,562)
  Deferred contract revenue and other.......................     (5,618)   (2,691)
                                                               ------------------
        Total deferred income tax liabilities...............    (14,177)   (6,253)
                                                               ------------------
        Net deferred income tax assets......................   $    448   $ 5,386
---------------------------------------------------------------------------------

     The Company does not believe that a valuation allowance against the deferred income tax assets is necessary as it believes the assets will be fully realized.

     The net deferred income tax assets and liabilities are comprised of the following (in thousands):

                                                                 September 30,
                                                               -----------------
                                                                2000      2001
--------------------------------------------------------------------------------
Current deferred income taxes:
  Assets....................................................   $13,567   $ 9,075
  Liabilities...............................................    (5,664)   (1,960)
                                                               -----------------
                                                                 7,903     7,115
                                                               -----------------
Long-term deferred income taxes:
  Assets....................................................   $ 1,059   $ 2,564
  Liabilities...............................................    (8,514)   (4,293)
                                                               -----------------
                                                                (7,455)   (1,729)
                                                               -----------------
Net deferred income tax assets..............................   $   448   $ 5,386
--------------------------------------------------------------------------------

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

     Prior to October 1, 2000, the Company was organized in a single segment. During fiscal 2000, the Company aligned its operations among two complementary core businesses: electrical contracting and communications solutions. Within the electrical contracting business, the Company has three reportable segments: commercial/industrial, residential and service and maintenance markets. The commercial/industrial segment provides installations, renovations and upgrades and replacement services in office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries and petrochemical and power plants. The residential segment consists of installations, replacements and renovation services in single family and low-rise multifamily housing units. The service and maintenance segment provides maintenance and replacement services from service calls and routine

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES maintenance contracts. The communications solutions business provides installation, service and maintenance, design, engineering and support services to infrastructure services customers.

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

     Segment information for the years ended September 30, 1999, 2000 and 2001 are as follows (in thousands):

                                                         Fiscal Year Ended September 30, 1999
                            ----------------------------------------------------------------------------------------------
                                           Electrical Contracting
                            ----------------------------------------------------
                                                          Service                                   Corporate
                            Commercial/                     And                    Communications      And
                            Industrial    Residential   Maintenance    Subtotal      Solutions        Other       Total
--------------------------------------------------------------------------------------------------------------------------
Revenues..................  $  716,340     $175,978      $ 69,370     $  961,688      $ 74,200      $     --    $1,035,888
Cost of services..........     583,440      134,938        45,967        764,345        52,370            --       816,715
                             ---------------------------------------------------------------------------------------------
Gross profit..............     132,900       41,040        23,403        197,343        21,830            --       219,173
Selling, general and
  administrative..........      68,335       16,524         6,617         91,476        10,388        12,007       113,871
Goodwill amortization.....       6,993        1,056           677          8,726           579            --         9,305
                             ---------------------------------------------------------------------------------------------
Operating Income..........  $   57,572     $ 23,460      $ 16,109     $   97,141      $ 10,863      $(12,007)   $   95,997
                             =============================================================================================
Other Data:
Depreciation expense......  $    4,419     $    493      $    428     $    5,340      $  1,187      $    201    $    6,728
Capital expenditures......       7,089          880           687          8,656         2,456         1,776        12,888
Total assets..............     518,157      101,610        33,725        653,492        51,718       153,282       858,492
--------------------------------------------------------------------------------------------------------------------------

                                                         Fiscal Year Ended September 30, 2000
                            ----------------------------------------------------------------------------------------------
                                           Electrical Contracting
                            ----------------------------------------------------
                                                          Service                                   Corporate
                            Commercial/                     And                    Communications      And
                            Industrial    Residential   Maintenance    Subtotal      Solutions        Other       Total
--------------------------------------------------------------------------------------------------------------------------
Revenues..................  $1,126,792     $250,877      $132,167     $1,509,836      $162,452      $     --    $1,672,288
Cost of services..........     950,131      195,913       102,849      1,248,893       123,644            --     1,372,537
                             ---------------------------------------------------------------------------------------------
Gross profit..............     176,661       54,964        29,318        260,943        38,808            --       299,751
Selling, general and
  administrative..........     107,859       23,557        12,651        144,067        22,743        54,709       221,519
Goodwill amortization.....       9,343        1,505         1,096         11,944         1,267            --        13,211
                             ---------------------------------------------------------------------------------------------
Operating Income..........  $   59,459     $ 29,902      $ 15,571     $  104,932      $ 14,798      $(54,709)   $   65,021
                             =============================================================================================
Other Data:
Depreciation expense......  $    7,613     $    702      $    893     $    9,208      $  2,599      $  6,163    $   17,970
Capital expenditures......      13,337        1,254         1,564         16,155         5,377         6,849        28,381
Total assets..............     663,810      144,856        61,102        869,768       113,229        36,993     1,019,990
--------------------------------------------------------------------------------------------------------------------------

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                                                         Fiscal Year Ended September 30, 2001
                            ----------------------------------------------------------------------------------------------
                                           Electrical Contracting
                            ----------------------------------------------------
                                                          Service                                   Corporate
                            Commercial/                     And                    Communications      And
                            Industrial    Residential   Maintenance    Subtotal      Solutions        Other       Total
--------------------------------------------------------------------------------------------------------------------------
Revenues..................  $1,120,341     $257,440      $135,594     $1,513,375      $179,838      $     --    $1,693,213
Cost of services..........     936,880      198,908       104,507      1,240,295       145,294            --     1,385,589
                             ---------------------------------------------------------------------------------------------
Gross profit..............     183,461       58,532        31,087        273,080        34,544            --       307,624
Selling, general and
  administrative..........     104,199       30,977        13,064        148,240        20,488        45,345       214,073
Goodwill amortization.....       9,115        1,505         1,096         11,716         1,267            --        12,983
                             ---------------------------------------------------------------------------------------------
Operating Income..........  $   70,147     $ 26,050      $ 16,927     $  113,124      $ 12,789      $(45,345)   $   80,568
                             =============================================================================================
Other Data:
Depreciation expense......  $    9,558     $  1,745      $    994     $   12,297      $  2,529      $    931    $   15,757
Capital expenditures......       8,471        1,936         3,587         13,994         4,796         7,011        25,801
Total assets..............     673,992      112,779        81,573        868,344        94,617        70,542     1,033,503
--------------------------------------------------------------------------------------------------------------------------

     The Company does not have significant operations or long-lived assets in countries outside of the United States.

10. STOCKHOLDERS' EQUITY:

     Restricted Voting Common Stock

     The shares of restricted voting common stock have rights similar to shares of common stock except that such shares are entitled to elect one member of the board of directors and to not otherwise vote with respect to the election of directors and are entitled to one-half of one vote for each share held on all other matters. Each share of restricted voting common stock will convert into common stock upon disposition by the holder of such shares.

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

     Directors' Stock Plan

     In September 1997, the Company's board of directors and stockholders approved the 1997 Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options to nonemployee directors. In May 2000, the Company's board of directors amended the Directors' Plan. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. Each nonemployee director is granted options to purchase 3,000 shares at the time of an initial election of such director. In addition, each director will be automatically granted options to purchase 3,000 shares annually at each September 30 on which such director remains a director. All options have an exercise price based on the fair market value at the date of grant and vesting terms similar to options granted under the Directors' Plan discussed above.

     1999 Incentive Compensation Plan

     In November 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan (the "1999 Plan"). The 1999 Plan, as amended, authorizes the Compensation Committee of the Board of Directors or the Board of Directors

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES to grant eligible participants of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 5.5 million shares of common stock authorized for issuance under the 1999 Plan.

     In December 1999 and March 2000, the Company granted restricted stock awards of 609,306 and 400,000, respectively, under its stock plans to certain employees. The December 1999 awards vested in equal installments on May 31, 2000 and August 31, 2000, provided the recipient was still employed by the Company. The March 2000 award vests in equal installments on March 20th of each year through 2004, provided the recipient is still employed by the Company. The market value of the underlying stock on the date of grant for the December 1999 and March 2000 awards was $5.2 million and $2.3 million, respectively, which is being recognized as compensation expense over the related vesting periods. During the years ended September 30, 2000 and 2001, the Company amortized $5.4 million and $0.6 million, respectively, to expense in connection with these awards. Through September 30, 2001, 678,269 shares of these common stock awards vested and 31,037 shares of common stock were forfeited. To fund employee tax liabilities, 234,234 of these awards were cancelled and 444,035 of these shares were issued and are currently outstanding. At September 30, 2001, there were 300,000 shares of unvested common stock awards outstanding.

     The following table summarizes activity under the Company's stock option and incentive compensation plans:

                                                                            Weighted Average
                                                                Shares       Exercise Price
--------------------------------------------------------------------------------------------
Outstanding, September 30, 1998.............................    3,238,951         13.48
                                                              ------------------------------
  Options Granted...........................................    1,248,125         16.93
  Exercised.................................................     (316,312)         9.55
  Forfeited.................................................     (420,307)        15.20
                                                              ------------------------------
Outstanding, September 30, 1999.............................    3,750,457        $14.81
                                                              ------------------------------
  Options Granted...........................................    1,987,482         10.18
  Restricted Stock Granted..................................    1,009,306          0.00
  Exercised.................................................     (579,839)         0.00
  Forfeited and Cancelled...................................     (721,111)        13.92
                                                              ------------------------------
Outstanding, September 30, 2000.............................    5,446,295        $12.02
                                                              ==============================
  Options Granted...........................................    2,251,199          5.76
  Restricted Stock Granted..................................       43,783          0.00
  Exercised.................................................     (157,004)         0.47
  Forfeited and Cancelled...................................     (655,152)        13.04
                                                              ------------------------------
Outstanding, September 30, 2001.............................    6,929,121        $10.06
                                                              ==============================
Exercisable, September 30, 1999.............................  $   759,656        $14.17
                                                              ==============================
Exercisable, September 30, 2000.............................  $ 1,536,995        $13.74
                                                              ==============================
Exercisable, September 30, 2001.............................  $ 2,626,988        $12.23
--------------------------------------------------------------------------------------------

     Unexercised options expire at various dates from January 27, 2008 through September 30, 2011.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

                                                               1999       2000       2001
-------------------------------------------------------------------------------------------
Expected dividend yield.....................................     0.00%      0.00%      0.00%
Expected stock price volatility.............................    52.23%     94.42%     60.99%
Weighted average risk free interest rate....................     5.24%      6.35%      5.15%
Expected life of options....................................  6 years    6 years    6 YEARS
-------------------------------------------------------------------------------------------

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The tables below summarizes options outstanding and exercisable at September 30, 2001:

                                            Weighted-Average
Range of               Outstanding as of       Remaining       Weighted-Average   Exercisable as of    Weighted-Average
Exercise Prices        September 30, 2001   Contractual Life    Exercise Price    September 30, 2001    Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$0.0000 -- $4.6240           300,000              8.5              $ 0.0000                  --            $ 0.0000
$4.6250 -- $7.8000         3,077,023              8.5              $ 5.6806             729,364            $ 5.5247
$7.8100 -- $10.5000           64,667              7.1              $ 9.4661              12,793            $ 9.6324
$10.5100 -- $15.5000       2,640,599              6.7              $13.7335           1,384,142            $13.5812
$15.5100 -- $22.1250         846,832              6.6              $18.1641             500,689            $18.3428
                            -------------------------------------------------------------------------------------------
                           6,929,121              7.5              $10.0645           2,626,988            $12.2327
-----------------------------------------------------------------------------------------------------------------------

     Options exercisable at September 30, 1999, 2000 and 2001 had weighted average fair values per option of $9.45, $8.10 and $3.55, respectively.

     Employee Stock Purchase Plan

     In February 2000, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company's closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 1.0 million shares. The purpose of the ESPP is to provide an incentive for employees of the Company to acquire a proprietary interest in the Company through the purchase of shares of the Company's common stock. The ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the ESPP are construed in a manner to be consistent with the requirements of that section of the Code. As of September 30, 2000, there were no shares purchased under the ESPP. During the year ended September 30, 2001, the Company issued 207,642 shares pursuant to the ESPP. For purposes of SFAS No. 123, "Accounting for Stock-Based Compensation," estimated compensation cost as it relates to the ESPP was computed for the fair value of the employees' purchase rights using the Black-Scholes option pricing model with the following assumptions for 2001: expected dividend yield of 0.00%, expected stock price volatility of 60.99%, weighted average risk free interest rate of 5.15% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2001 was approximately $1.52.

     The Company follows Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock-based compensation. Under APB Opinion No. 25, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value exists at the date of grant. SFAS No. 123 requires that if a company does not record compensation expense for stock options issued to employees pursuant to APB Opinion No. 25, the company must also disclose the effects on its results of operations as if the Company has adopted SFAS 123. Had compensation costs for the Company's stock option plans, restricted stock awards granted and the ESPP been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share information):

                                                                1999      2000      2001
------------------------------------------------------------------------------------------
Net income
  As reported...............................................   $48,107   $21,156   $28,710
  Pro forma for SFAS No. 123................................   $42,720   $12,510   $21,630
Basic earnings per share
  As reported...............................................   $  1.41   $  0.53   $  0.71
  Pro forma for SFAS No. 123................................   $  1.25   $  0.31   $  0.54
Diluted earnings per share
  As reported...............................................   $  1.39   $  0.52   $  0.70
  Pro forma for SFAS No. 123................................   $  1.23   $  0.31   $  0.53
------------------------------------------------------------------------------------------

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option-pricing model involves subjective assumptions which may be materially different than actual amounts.

11. RELATED-PARTY TRANSACTIONS:

     The Company has transactions in the normal course of business with certain affiliated companies. Amounts due from related parties at September 30, 2000 and 2001 were $256,000 and $222,000, respectively. In connection with certain of the acquisitions, subsidiaries of the Company have entered into a number of related party lease arrangements for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the years ended September 30, 1999, 2000 and 2001 were $2,850,000, $4,180,000 and
$4,335,000, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 7.

12. EMPLOYEE BENEFIT PLANS:

     In November 1998, the Company established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). All IES employees are eligible to participate subsequent to completing six months of service and attaining age twenty-one. Participants become vested in Company matching contributions following three years of service.

     Certain subsidiaries of the Company do not participate in the 401(k) Plan, but instead provide various defined contribution savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after eight years. Certain plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary. The aggregate contributions by the Company to the 401(k) Plan and the Plans were $1,460,000, $2,106,000 and $3,380,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

13. COMMITMENTS AND CONTINGENCIES:

     Subsidiaries of the Company are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.

     The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2001, the Company had invested $1.5 million under its commitment to EnerTech.

     The Company has committed to advance EPV, an affiliate, up to $1.8 million in the form of notes receivable. At September 30, 2001, the Company had notes receivable totaling approximately $1.3 million. Subsequent to September 30, 2001, EPV was advanced the remaining $0.5 million under the Company's commitment.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended September 30, 2000 and 2001 are summarized as follows (in thousands, except per share data):

                                                                Fiscal Year Ended September 30, 2000
                                                              -----------------------------------------
                                                               First      Second     Third      Fourth
                                                              Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------
Revenues....................................................  $335,191   $370,327   $452,149   $514,621
Gross profit................................................  $ 59,620   $ 62,860   $ 78,048   $ 99,223
Net income..................................................  $  2,603   $ (2,475)  $ 10,084   $ 10,944
Earnings per share:
  Basic.....................................................  $   0.07   $  (0.06)  $   0.25   $   0.27
  Diluted...................................................  $   0.07   $  (0.06)  $   0.25   $   0.27
-------------------------------------------------------------------------------------------------------

                                                                FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
-------------------------------------------------------------------------------------------------------
Revenues....................................................  $427,030   $418,557   $423,988   $423,638
Gross profit................................................  $ 74,541   $ 76,749   $ 81,755   $ 74,579
Net income..................................................  $  7,008   $  8,075   $ 10,533   $  3,094
Earnings per share:
  Basic.....................................................  $   0.17   $   0.20   $   0.26   $   0.08
  Diluted...................................................  $   0.17   $   0.20   $   0.26   $   0.08
-------------------------------------------------------------------------------------------------------

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

15. EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED):

     During the first fiscal quarter of 2002, the Company implemented cost reduction procedures and terminated certain positions at the corporate office and field locations. The Company expects to incur approximately $4.0 million to $4.5 million in associated costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than January 28, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation or the Performance Graph, which are contained in the Proxy Statement, but expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Other Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

     See Index to Financial Statements under Item 8 of this report.

(b) Exhibits.

  3.1 Amended and Restated Certificate of Incorporation as amended. (Incorporated by reference to 3.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)
  3.2 Bylaws, as amended (Incorporated by reference to 3.2 to the Registration Statement on Form S-4 (File No. 333-65160) of the Company)
  4.1 Specimen Common Stock Certificate. (Incorporated by reference to 4.1 to the Registration Statement on Form S-1
         (File No. 333-38715) of the Company)
  4.2    Indenture, dated January 28, 1999, by and among Integrated
         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to $150,000,000 9 3/8% Senior Subordinated Notes due 2009.
         (Incorporated by reference to Exhibit 4.2 to Post-Effective
         Amendment No. 3 to the Registration Statement on Form S-4
         (File No. 333-50031) of the Company)
  4.3    Form of Integrated Electrical Services, Inc. 9 3/8% Senior
         Subordinated Note due 2009 (Series A) and (Series B).
         (Included in Exhibit A to Exhibit 4.2 to Post-Effective
         Amendment No. 3 to the Registration Statement on Form S-4
         (File No. 333-50031) of the Company)

  4.4    Indenture, dated May 29, 2001, by and among Integrated
         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
         $125,000,000 9 3/8% Senior Subordinated Notes due 2009.
         (Incorporated by reference to Exhibit 4.3 to Registration
         Statement on Form S-4 (File No. 333-65160) of the Company)
  4.5    Form of Integrated Electrical Services, Inc. 9 3/8% Senior
         Subordinated Note due 2009 (Series C) and (Series D).
         (Included in Exhibit A to Exhibit 4.3 to Registration
         Statement on Form S-4 (File No. 333-65160) of the Company)
 10.1    Form of Employment Agreement (Incorporated by reference to
         10.1 to the Registration Statement on Form S-1 (File No.
         333-38715) of the Company)
 10.2    Form of Officer and Director Indemnification Agreement.
         (Incorporated by reference to 10.2 to the Registration
         Statement on Form S-1 (File No. 333-38715) of the Company)
*10.3    Integrated Electrical Services, Inc. 1997 Stock Plan, as
         amended.
 10.4    Integrated Electrical Services, Inc. 1997 Directors' Stock
         Plan. (Incorporated by reference to Exhibit 10.4 to the
         Company's Annual Report on form 10-K for the year ended
         September 30, 2000)
 10.5    Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as
         banks, Credit Lyonnais and the Bank of Nova Scotia as
         syndication agents, Toronto Dominion (Texas), Inc. as
         documentation agent and the Chase Manhattan Bank, as
         administrative agent. (Incorporated by reference to Exhibit
         10.12 to the Registration Statement on Form S-4 (File No.
         333-65160) of the Company)
*10.6    Amendment No. 1 dated June 20, 2001, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
         Financial Institutions named therein, as banks, Credit
         Lyonnais and the Bank of Nova Scotia as syndication agents,
         Toronto Dominion (Texas), Inc. as documentation agent and
         the Chase Manhattan Bank, as administrative agent.
*10.7    Amendment No. 2 dated November 30, 2001, to the Credit
         Agreement dated May 22, 2001, among the Company, as
         borrower, the Financial Institutions named therein, as
         banks, Credit Lyonnais and the Bank of Nova Scotia as
         syndication agents, Toronto Dominion (Texas), Inc. as
         documentation agent and the Chase Manhattan Bank, as
         administrative agent.
 10.8    Integrated Electrical Services, Inc. 1999 Incentive
         Compensation Plan. (Incorporated by reference to Exhibit
         10.11 to the Company's Annual Report on Form 10-K for the
         year ended September 30, 2000)
*12      Ratio of Earnings to Fixed Charges.
*21.1    Subsidiaries of the Registrant.
*23.1    Consent of Arthur Andersen LLP.
*24      Powers of Attorney

---------------

* Filed herewith.

(c) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2001.

                                        INTEGRATED ELECTRICAL SERVICES, INC.

                                        By:      /s/ HERBERT R. ALLEN
                                         ---------------------------------------
                                                    Herbert R. Allen
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 13, 2001.

                      SIGNATURE                                                    TITLE
                      ---------                                                    -----

                /s/ HERBERT R. ALLEN                    President, Chief Executive Officer and Director
-----------------------------------------------------
                  Herbert R. Allen


                 /s/ RICHARD CHINA*                     Director
-----------------------------------------------------
                    Richard China


               /s/ DONALD PAUL HODEL*                   Director
-----------------------------------------------------
                  Donald Paul Hodel


                 /s/ BEN L. MUELLER*                    Director
-----------------------------------------------------
                   Ben L. Mueller


                /s/ ALAN R. SIELBECK*                   Director
-----------------------------------------------------
                  Alan R. Sielbeck


                /s/ C. BYRON SNYDER*                    Chairman of the Board of Directors
-----------------------------------------------------
                   C. Byron Snyder


               /s/ RICHARD L. TUCKER*                   Director
-----------------------------------------------------
                  Richard L. Tucker


                    /s/ BOB WEIK*                       Director
-----------------------------------------------------
                      Bob Weik


                  /s/ JIM P. WISE*                      Director
-----------------------------------------------------
                     Jim P. Wise


                 /s/ JAMES D. WOODS*                    Director
-----------------------------------------------------
                   James D. Woods


               /s/ WILLIAM W. REYNOLDS                  Chief Financial Officer and Chief Accounting Officer
-----------------------------------------------------
                 William W. Reynolds


            *By: /s/ WILLIAM W. REYNOLDS
  -------------------------------------------------
               William W. Reynolds as
              attorney in fact for each
              of the persons indicated.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
----------------------------------------------------------------------
   3.1    Amended and Restated Certificate of Incorporation as
          amended. (Incorporated by reference to 3.1 to the
          Registration Statement on Form S-1 (File No. 333-38715) of
          the Company)
   3.2    Bylaws, as amended (Incorporated by reference to 3.2 to the
          Registration Statement on Form S-4 (File No. 333-65160) of
          the Company)
   4.1    Specimen Common Stock Certificate. (Incorporated by
          reference to 4.1 to the Registration Statement on Form S-1
          (File No. 333-38715) of the Company)
   4.2    Indenture, dated January 28, 1999, by and among Integrated
          Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
          $150,000,000 9 3/8% Senior Subordinated Notes due 2009.
          (Incorporated by reference to Exhibit 4.2 to Post-Effective
          Amendment No. 3 to the Registration Statement on Form S-4
          (File No. 333-50031) of the Company)
   4.3    Form of Integrated Electrical Services, Inc. 9 3/8% Senior
          Subordinated Note due 2009 (Series A) and (Series B).
          (Included in Exhibit A to Exhibit 4.2 to Post-Effective
          Amendment No. 3 to the Registration Statement on Form S-4
          (File No. 333-50031) of the Company)
   4.4    Indenture, dated May 29, 2001, by and among Integrated
          Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
          $125,000,000 9 3/8% Senior Subordinated Notes due 2009.
          (Incorporated by reference to Exhibit 4.3 to Registration
          Statement on Form S-4 (File No. 333-65160) of the Company)
   4.5    Form of Integrated Electrical Services, Inc. 9 3/8% Senior
          Subordinated Note due 2009 (Series C) and (Series D).
          (Included in Exhibit A to Exhibit 4.3 to Registration
          Statement on Form S-4 (File No. 333-65160) of the Company)
  10.1    Form of Employment Agreement (Incorporated by reference to
          10.1 to the Registration Statement on Form S-1 (File No.
          333-38715) of the Company)
  10.2    Form of Officer and Director Indemnification Agreement.
          (Incorporated by reference to 10.2 to the Registration
          Statement on Form S-1 (File No. 333-38715) of the Company)
 *10.3    Integrated Electrical Services, Inc. 1997 Stock Plan, as
          amended.
  10.4    Integrated Electrical Services, Inc. 1997 Directors' Stock
          Plan. (Incorporated by reference to Exhibit 10.4 to the
          Company's Annual Report on form 10-K for the year ended
          September 30, 2000)
  10.5    Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as
          banks, Credit Lyonnais and the Bank of Nova Scotia as
          syndication agents, Toronto Dominion (Texas), Inc. as
          documentation agent and the Chase Manhattan Bank, as
          administrative agent. (Incorporated by reference to Exhibit
          10.12 to the Registration Statement on Form S-4 (File No.
          333-65160) of the Company)
 *10.6    Amendment No. 1 dated June 20, 2001, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
          Financial Institutions named therein, as banks, Credit
          Lyonnais and the Bank of Nova Scotia as syndication agents,
          Toronto Dominion (Texas), Inc. as documentation agent and
          the Chase Manhattan Bank, as administrative agent.
 *10.7    Amendment No. 2 dated November 30, 2001, to the Credit
          Agreement dated May 22, 2001, among the Company, as
          borrower, the Financial Institutions named therein, as
          banks, Credit Lyonnais and the Bank of Nova Scotia as
          syndication agents, Toronto Dominion (Texas), Inc. as
          documentation agent and the Chase Manhattan Bank, as
          administrative agent.
  10.8    Integrated Electrical Services, Inc. 1999 Incentive
          Compensation Plan. (Incorporated by reference to Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the
          year ended September 30, 2000)
 *12      Ratio of Earnings to Fixed Charges.
 *21.1    Subsidiaries of the Registrant.
 *23.1    Consent of Arthur Andersen LLP.
 *24      Powers of Attorney

---------------

* Filed herewith.