Form 10-K/A
period 2001-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2002-02-14
CIK 1048268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


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

================================================================================

                                Explanatory Note




This Amendment No. 1 to Form 10-K for the fiscal year ended September 30, 2001 is being filed to correct a typographical error that occurred in two places in the initial filing on December 14, 2001 due to a printer's error. The errors were both in the "Integrated Electrical Services, Inc. and Subsidiaries Consolidated Statements of Operations." The title "2000" referred to the results of operations for the year ended September 30, 1999 and the title "1999" referred to the results of operations for the year ended September 30, 2000. All other disclosure is unchanged.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended September 30,
                                                              ------------------------------------
(In Thousands, Except Share Information)                          1999         2000         2001
--------------------------------------------------------------------------------------------------
REVENUES....................................................  $1,035,888   $1,672,288   $1,693,213
COST OF SERVICES (including depreciation)...................     816,715    1,372,537    1,385,589
                                                              ------------------------------------
  Gross profit..............................................     219,173      299,751      307,624
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     113,871      221,519      214,073
GOODWILL AMORTIZATION.......................................       9,305       13,211       12,983
                                                              ------------------------------------
  Income from operations....................................      95,997       65,021       80,568
                                                              ------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (13,145)     (23,230)     (26,053)
  Other, net................................................         603        1,008         (134)
                                                              ------------------------------------
        Other expense, net..................................     (12,542)     (22,222)     (26,187)
                                                              ------------------------------------
INCOME BEFORE INCOME TAXES..................................      83,455       42,799       54,381
PROVISION FOR INCOME TAXES..................................      35,348       21,643       25,671
                                                              ------------------------------------
NET INCOME..................................................  $   48,107   $   21,156   $   28,710
                                                              ====================================
EARNINGS PER SHARE:
  Basic.....................................................  $     1.41   $     0.53   $     0.71
                                                              ====================================
  Diluted...................................................  $     1.39   $     0.52   $     0.70
                                                              ====================================
SHARES USED IN THE COMPUTATION OF EARNINGS PER SHARE:
  Basic.....................................................  34,200,532   40,207,940   40,402,533
                                                              ====================================
  Diluted...................................................  34,613,644   40,410,400   40,899,790
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

                                    PART IV

Item 14. Exhibits

        23.1  Consent of Arthur Andersen LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14th, 2002.

                                        INTEGRATED ELECTRICAL SERVICES, INC.

                                        By:   /s/ WILLIAM W. REYNOLDS
                                         ---------------------------------------
                                                  William W. Reynolds
                                             Executive Vice President and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS


23.1              Consent of Arthur Andersen LLP