Form 10-Q
period 2001-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2002-02-14
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of February 13, 2002, of the issuer's common stock was 37,447,479 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2001....................................................................       2
         Consolidated Statements of Operations for the three months ended
              December 31, 2000 and 2001...........................................................       3
         Consolidated Statement of Stockholders' Equity for the three months ended
              December 31, 2001....................................................................       4
         Consolidated Statements of Cash Flows for the three months ended
              December 31, 2000 and 2001...........................................................       5
         Condensed Notes to Consolidated Financial Statements......................................       6

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      14

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      24

PART II. OTHER INFORMATION

     Item 6.          Exhibits and Reports on Form 8-K.............................................      25

     Signatures       .............................................................................      26

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                 September 30,    December 31,
                                                                                      2001           2001
                                                                                 -------------   -------------
                                                                                   (Audited)      (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................................................   $       3,475   $       4,167
Accounts receivable:
    Trade, net of allowance of $5,206 and $4,978 respectively ................         275,922         270,258
    Retainage ................................................................          64,933          63,247
    Related parties ..........................................................             222             230
Costs and estimated earnings in excess of billings on
    uncompleted contracts ....................................................          62,249          50,504
Inventories ..................................................................          21,855          27,477
Prepaid expenses and other current assets ....................................          23,858          18,635
                                                                                 -------------   -------------
    Total current assets .....................................................         452,514         434,518

PROPERTY AND EQUIPMENT, net ..................................................          70,343          69,959
GOODWILL, net ................................................................         482,654         199,370
OTHER NON-CURRENT ASSETS .....................................................          27,992          26,536
                                                                                 -------------   -------------
       Total assets ..........................................................   $   1,033,503   $     730,383
                                                                                 =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt .....................   $         679   $         643
Accounts payable and accrued expenses ........................................         164,272         134,157
Income taxes payable .........................................................             700             248
Billings in excess of costs and estimated earnings on
    uncompleted contracts ....................................................          50,234          57,138
                                                                                 -------------   -------------
    Total current liabilities ................................................         215,885         192,186

LONG-TERM BANK DEBT ..........................................................          12,000          19,000
OTHER LONG-TERM DEBT, net of current maturities ..............................             872           1,478
SENIOR SUBORDINATED NOTES, net of $4,949 and $4,780
    unamortized discount, respectively .......................................         273,210         270,365
OTHER NON-CURRENT LIABILITIES ................................................           2,892           2,260
                                                                                 -------------   -------------
       Total liabilities .....................................................         504,859         485,289
                                                                                 -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ...........................................              --              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,331,672 and 38,633,598 shares issued, respectively .................             383             386
    Restricted voting common stock, $.01 par value, 2,605,709 shares .........              --
       issued, authorized and outstanding, respectively ......................              26              26
    Treasury stock, at cost, 1,245,879 and 1,245,212 shares, respectively ....          (9,181)         (9,176)
    Additional paid-in capital ...............................................         428,640         430,348
    Retained earnings (deficit) ..............................................         108,719        (176,378)
    Accumulated other comprehensive income (loss) ............................              57            (112)
                                                                                 -------------   -------------
       Total stockholders' equity ............................................         528,644         245,094
                                                                                 -------------   -------------
       Total liabilities and stockholders' equity ............................   $   1,033,503   $     730,383
                                                                                 =============   =============

  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                              Three Months Ended December 31,
                                                                              --------------------------------
                                                                                    2000              2001
                                                                              --------------    --------------
                                                                                        (Unaudited)
Revenues ..................................................................   $      427,030    $      375,179
Cost of services (including depreciation) .................................          352,489           317,950
                                                                              --------------    --------------
     Gross profit .........................................................           74,541            57,229

Selling, general and administrative expenses ..............................           51,965            49,773
Restructuring charge ......................................................               --             4,000
Goodwill amortization .....................................................            3,249                --
                                                                              --------------    --------------
     Income from operations ...............................................           19,327             3,456
                                                                              --------------    --------------
Other (income)/expense:
     Interest expense .....................................................            6,258             6,785
     Gain on sale of assets ...............................................              (36)              (71)
     Other (income) expense, net ..........................................             (175)              178
                                                                              --------------    --------------
                                                                                       6,047             6,892
                                                                              --------------    --------------
Income (loss) before income taxes .........................................           13,280            (3,436)

Provision (benefit) for income taxes ......................................            6,272            (1,623)
Cumulative effect of change in accounting principle, net of
        tax ...............................................................               --           283,284
                                                                              --------------    --------------
Net income (loss) .........................................................   $        7,008    $     (285,097)
                                                                              ==============    ==============
Basic earnings (loss) per share:
     Basic earnings (loss) per share before cumulative effect
          of change in accounting principle ...............................   $         0.17    $        (0.04)
                                                                              ==============    ==============
     Cumulative effect of change in accounting principle ..................   $           --    $        (7.13)
                                                                              ==============    ==============
     Basic earnings (loss) per share ......................................   $         0.17    $        (7.17)
                                                                              ==============    ==============
Diluted earnings (loss) per share:
     Diluted earnings (loss) per share before cumulative effect
          of change in accounting principle ...............................   $         0.17    $        (0.04)
                                                                              ==============    ==============
     Cumulative effect of change in accounting principle ..................   $           --    $        (7.13)
                                                                              ==============    ==============
     Diluted earnings (loss) per share ....................................   $         0.17    $        (7.17)
                                                                              ==============    ==============
Shares used in the computation of earnings (loss) per share (Note 5):
     Basic ................................................................       40,756,732        39,759,175
                                                                              ==============    ==============
     Diluted ..............................................................       41,088,790        39,759,175
                                                                              ==============    ==============


  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                                     Restricted Voting
                                 Compre-        Common Stock            Common Stock           Treasury Stock
                                 hensive  ----------------------  ----------------------  -----------------------
                                 Income      Shares      Amount      Shares      Amount      Shares       Amount
                                ---------  ----------  ----------  ----------  ----------  ----------   ----------
BALANCE, September 30, 2001 ..             38,331,672  $      383   2,605,709  $       26  (1,245,879)  $   (9,181)
Issuance of stock
     (unaudited) .............                301,926           3          --          --          --           --
Exercise of stock options
     (unaudited) .............                     --          --          --          --         667            5
Unrealized holding loss on
     securities, net of
     tax (unaudited) .........  $    (169)         --          --          --          --          --           --
Net loss (unaudited) .........   (285,097)         --          --          --          --          --           --
                                ---------
Comprehensive loss
     (unaudited) .............  $(285,266)
                                =========  ----------  ----------  ----------  ----------  ----------   ----------
BALANCE, December 31, 2001 ...             38,633,598  $      386   2,605,709  $       26  (1,245,212)  $   (9,176)
                                           ==========  ==========  ==========  ==========  ==========   ==========




                                                                   Accumulated
                                      Additional      Retained         Other         Total
                                        Paid-In       Earnings     Comprehensive  Stockholders'
                                        Capital      (Deficit)     Income (Loss)     Equity
                                     ------------   ------------   ------------   ------------
BALANCE, September 30, 2001 .......   $   428,640   $    108,719   $         57   $    528,644
Issuance of stock
     (unaudited) ..................         1,709             --             --          1,712
Exercise of stock options
     (unaudited) ..................            (1)            --             --              4
Unrealized holding loss on
     securities, net of
     tax (unaudited) ..............            --             --           (169)          (169)

Net loss (unaudited) ..............            --       (285,097)            --       (285,097)
Comprehensive loss
     (unaudited) ..................
                                     ------------   ------------   ------------   ------------
BALANCE, December 31, 2001 ........  $    430,348   $   (176,378)  $       (112)  $    245,094
                                     ============   ============   ============   ============





  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             Three Months Ended December 31,
                                                                             -------------------------------
                                                                                 2000              2001
                                                                             -------------     -------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) ....................................................  $       7,008     $    (285,097)
     Adjustments to reconcile net income (loss) to net cash
           provided by operating activities -
          Cumulative effect of change in accounting principle .............             --           283,284
          Depreciation and amortization ...................................          6,901             4,227
          Gain on sale of property and equipment ..........................            (36)              (71)
          Non-cash compensation expense ...................................            142             1,422
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ...................................         17,047             7,342
               Inventories ................................................            (13)           (5,622)
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ...........          1,076            11,745
               Prepaid expenses and other current assets ..................         (6,385)            3,541
          Increase (decrease) in:
               Accounts payable and accrued expenses ......................        (60,129)          (31,537)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts .....................         10,281             6,904
               Income taxes payable .......................................          2,643              (452)
               Other, net .................................................            241                75
                                                                             -------------     -------------
                           Net cash used by operating activities ..........        (21,224)           (4,239)
                                                                             -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment .........................            190               170
     Additions to property and equipment ..................................         (5,594)           (3,942)
     Purchase of businesses, net of cash acquired .........................           (233)               --
     Investments in available for sale securities .........................         (4,849)               --
     Additions to note receivable from affiliate ..........................             --              (583)
                                                                             -------------     -------------
                           Net cash used by investing activities ..........        (10,486)           (4,355)
                                                                             -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings ...........................................................         50,000            44,291
     Repayments of debt ...................................................        (18,129)          (36,721)
     Purchase of treasury stock ...........................................         (1,298)               --
     Proceeds from issuance of stock ......................................             --             1,712
     Proceeds from sale of treasury stock .................................            980                --
     Proceeds from exercise of stock options ..............................             --                 4
                                                                             -------------     -------------
                           Net cash provided by financing activities ......         31,553             9,286
                                                                             -------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................................           (157)              692
CASH AND CASH EQUIVALENTS, beginning of period ............................            770             3,475
                                                                             -------------     -------------
CASH AND CASH EQUIVALENTS, end of period ..................................  $         613     $       4,167
                                                                             =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:

     Cash paid for
          Interest ........................................................  $       2,828     $         475

          Income taxes ....................................................  $       3,862     $       3,383


  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.          OVERVIEW

Integrated Electrical Services, Inc. (the "Company" or "IES"), a Delaware corporation, was founded in December 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, communications and service and maintenance markets.

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2001 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in the Company's revenue recognition of construction in progress, fair value assumptions in analyzing goodwill impairment, allowance for doubtful accounts and self-insured claims liability.

NEW ACCOUNTING PRONOUNCEMENT

In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations. Historically, the Company has not disposed of any assets or incurred any asset impairments under SFAS No. 121.

2.          GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the quarter ended December 31, 2001 would have otherwise been $3.2 million. Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our first fiscal quarter.

Based on our initial impairment tests, we recognized a charge of $283.3 million ($7.13 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows:

                                       September 30,    Impairment    December 31,
                                            2001        Adjustment        2001
                                       -------------    ----------    ------------
Commercial and Industrial .........    $     418,887    $  277,042    $    141,845
Residential .......................           63,767         6,242          57,525
                                       -------------    ----------    ------------
                                       $     482,654    $  283,284    $    199,370
                                       =============    ==========    ============

The unaudited results of operations presented below for the three months ended December 31, 2001 and adjusted results of operations for the three month ended December 31, 2000 reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective October 1, 2000:

                                                         Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         2000           2001
                                                      -----------    -----------
Net income (loss) ................................    $     7,008    $  (285,097)
Add: Cumulative effect of change in accounting ...             --        283,284
principle, net of tax
Add: Goodwill amortization, net of tax ...........          3,162             --
                                                      -----------    -----------
Adjusted net income (loss) .......................    $    10,170    $    (1,813)
                                                      ===========    ===========
Basic earnings (loss) per share:
     Reported net income (loss) ..................    $      0.17    $     (7.17)
     Cumulative effect of change in accounting
          principle, net of tax ..................             --          (7.13)
     Goodwill amortization, net of tax ...........           0.08             --
                                                      -----------    -----------
     Adjusted net income (loss) ..................    $      0.25    $     (0.04)
                                                      ===========    ===========
Diluted earnings (loss) per share:
     Reported net income (loss) ..................    $      0.17    $     (7.17)
     Cumulative effect of change in accounting
          principle, net of tax ..................             --          (7.13)
     Goodwill amortization, net of tax ...........           0.08             --
                                                      -----------    -----------
     Adjusted net income (loss) ..................    $      0.25    $     (0.04)
                                                      ===========    ===========

2.       RESTRUCTURING CHARGE

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. As a result of the program implementation, the Company recorded a pre-tax restructuring charge of $4.0 million in the quarter ended December 31, 2001. The charge was based on the cost of the workforce reduction program and includes severance and other special termination benefits. The Company expects to record additional restructuring costs of approximately $0.9 to $1.4 million during the quarter ended March 31, 2002.

4.       DEBT

Debt consists of the following (in thousands):

                                                                             September 30,    December 31,
                                                                                 2001             2001
                                                                             -------------    ------------
Secured credit facility with a group of lending institutions, due .......    $     12,000     $     19,000
      May 22, 2004, at a weighted average interest rate of 7.56% and
      6.66%, respectively
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 9.50% .......         150,000          150,000
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00% ......         125,000          125,000
Other ...................................................................           1,551            2,121
                                                                             ------------     ------------

                                                                                  288,551          296,121
Less - short-term debt and current maturities of long-term debt .........            (679)            (643)
Less - unamortized discount on Senior Subordinated Notes ................          (4,949)          (4,780)
                                                                             ------------     ------------
      Total long-term debt ..............................................    $    282,923     $    290,698
                                                                             ============     ============

Credit Facility

The Company is party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004, as amended through February 4, 2002 (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. The Company was in compliance with the financial covenants of its Credit Facility, as amended through February 4, 2002, at December 31, 2001. As of December 31, 2001, the Company had borrowings outstanding under its Credit Facility of $19.0 million, letters of credit outstanding under its Credit Facility of $4.7 million, $2.1 million of other borrowings and available borrowing capacity under its Credit Facility of $126.3 million.

Senior Subordinated Notes

The Company has $275.0 million in senior subordinated notes. The senior subordinated notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the senior subordinated notes on February 1 and August 1 of each year. The senior subordinated notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the senior subordinated notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

Interest Rate Swap

The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company pays the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty pays the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract is reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The interest rate swap is considered to be perfectly effective because it qualifies for the "short-cut" method under SFAS No. 133 and therefore there is no net change in fair value to be recognized in income. At September 30, 2001 and December 31, 2001, the interest rate swap had a notional value of $100.0 million and a fair value of $3.2 million and $0.1 million, respectively. The fair value of this contract is included in the balance sheet in other noncurrent assets. The following table presents the balance sheet effect on the Company's senior subordinated notes (in thousands):

                                                                September 30,     December 31,
                                                                    2001             2001
                                                                -------------     ------------
Senior subordinated notes, due February 1, 2009 ............    $     275,000     $    275,000
Less: unamortized discount on senior subordinated notes ....           (4,949)          (4,780)
Add: Fair value of interest rate hedge .....................            3,159              145
                                                                -------------     ------------
                                                                $     273,210     $    270,365
                                                                =============     ============

5.       PER SHARE INFORMATION


The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 2000 and 2001 (in thousands, except share information):

                                                           Three Months Ended December 31,
                                                           ------------       ------------
                                                               2000               2001
                                                           ------------       ------------
Numerator:
    Net income (loss) .................................    $      7,008       $   (285,097)
                                                           ============       ============
Denominator:
    Weighted average shares outstanding - basic .......      40,756,732         39,759,175
    Effect of dilutive stock options ..................         332,058                 --
                                                           ------------       ------------
    Weighted average shares outstanding - diluted .....      41,088,790         39,759,175
                                                           ============       ============
Earnings (loss) per share:
    Basic .............................................    $       0.17       $      (7.17)
    Diluted ...........................................    $       0.17       $      (7.17)


For the three months ended December 31, 2000 and 2001, stock options of 5.1 million and 6.9 million respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock. For the three months ended December 31, 2001, the weighted average diluted shares outstanding excluded 25,830 shares related to employee stock options where the exercise prices were less than the average market price of the Company's common stock. These shares were excluded because the Company reported a loss during the period, and including them would have had an antidilutive effect on loss per share.

6.       OPERATING SEGMENTS

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance.

The Company's reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies.

During the three months ended December 31, 2001, the Company aligned its operations among two reportable segments: commercial/industrial and residential. The commercial/industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Other includes expenses associated with the Company's home office and regional infrastructure.

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

Segment information for the three months ended December 31, 2000 and 2001 is as follows (in thousands):

                                                          THREE MONTHS ENDED DECEMBER 31, 2000
                                                   -------------------------------------------------------
                                                   COMMERCIAL/
                                                   INDUSTRIAL     RESIDENTIAL       OTHER          TOTAL
                                                   -----------    -----------    ----------     ----------
Revenues ......................................    $   364,718    $    62,312    $       --     $  427,030
Cost of services (including depreciation)  ....        304,488         48,001            --        352,489
                                                   -----------    -----------    ----------     ----------
Gross profit ..................................         60,230         14,311            --         74,541

Selling, general and administrative ...........         35,835          8,038         8,092         51,965
Goodwill amortization .........................          2,851            398            --          3,249
                                                   -----------    -----------    ----------     ----------
Operating income ..............................    $    21,544    $     5,875    $   (8,092)    $   19,327
                                                   ===========    ===========    ==========     ==========

Other data:
Depreciation expense ..........................    $     3,211    $       251    $      190     $    3,652
Capital expenditures ..........................          4,759            388           447          5,594
Total assets ..................................        849,681        120,185        41,526      1,011,392

                                                      THREE MONTHS ENDED DECEMBER 31, 2001
                                                ------------------------------------------------
                                                COMMERCIAL/
                                                INDUSTRIAL    RESIDENTIAL     OTHER      TOTAL
                                                -----------   -----------   --------    --------
Revenues ....................................   $   308,045   $    67,134   $     --    $375,179
Cost of services (including depreciation) ...       265,032        52,918         --     317,950
                                                -----------   -----------   --------    --------
Gross profit ................................        43,013        14,216         --      57,229

Selling, general and administrative .........        33,240         8,634      7,899      49,773
Restructuring charge ........................            --            --      4,000       4,000
                                                -----------   -----------   --------    --------
Operating income ............................   $     9,773   $     5,582   $(11,899)   $  3,456
                                                ===========   ===========   ========    ========

Other data:
Depreciation expense ........................   $     3,421   $       332   $    474    $  4,227
Capital expenditures ........................         2,638           112      1,192       3,942
Total assets ................................       559,573        99,831     70,979     730,383


The Company's information for the three months ended December 31, 2000 has been restated for consistency with the current year presentation. The Company does not have significant operations or long-lived assets in countries outside of the United States.

7.       1999 INCENTIVE COMPENSATION PLAN

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

The Company granted a restricted stock award of 400,000 underlying shares under its 1999 Plan. The award became fully vested during the three months ended December 31, 2001. The market value of the underlying stock on the date of grant for this award was $2.3 million. During the three months ended December 31, 2000 and 2001, the Company amortized $0.1 million and $1.4 million, respectively, in connection with this award.

8.       COMMITMENTS AND CONTINGENCIES

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

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2001, the Company had invested $1.5 million under its commitment to EnerTech.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1.

This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and the effects of seasonality. The foregoing and other factors are discussed in our filings with the SEC including our Annual Report on Form 10-K for the year ended September 30, 2001.

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition and assessment of goodwill impairment. These accounting policies, as well as others, are described in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2001 and at relevant sections in this discussion and analysis.

Our revenues are derived by providing specialty contracting services to the commercial and industrial and residential markets. Those markets comprise our reportable segments.

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations form estimated project costs can have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to loss on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from the southern part of the United States. Downturns in new construction activity or in construction in the southern United States could affect our results.

We complete most projects within less than one year, while we frequently provide service and maintenance work under open ended, unit price master service agreements which are renewable annually. We recognize revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

The following table presents selected unaudited historical financial information for the three months ended December 31, 2000 and 2001.

                                                      Three Months Ended December 31,
                                                     ---------------------------------
                                                       2000      %       2001       %
                                                     -------   ----    -------    ----
                                                             (dollars in millions)
Revenues .........................................   $ 427.0    100%   $ 375.2     100%
Cost of services (including depreciation) ........     352.5     83%     318.0      85%
                                                     -------   ----    -------    ----
        Gross profit .............................      74.5     17%      57.2      15%
Selling, general & administrative expenses .......      51.9     12%      49.7      13%
Restructuring charge .............................        --      0%       4.0       1%
Goodwill amortization ............................       3.3      1%        --       0%
                                                     -------   ----    -------    ----
        Income from operations ...................      19.3      4%       3.5       1%
Interest and other expense, net ..................       6.0      1%       6.9       2%
                                                     -------   ----    -------    ----

        Income (loss) before income taxes and ....      13.3      3%      (3.4)    -1%
            cumulative effect of change in
            accounting principle
Provision (benefit) for income taxes .............       6.3      1%      (1.6)      0%
Cumulative effect of change in accounting
         principle, net of tax ...................        --      0%     283.3      75%
                                                     -------   ----    -------    ----
        Net income (loss) ........................   $   7.0      2%   $(285.1)   -76%
                                                     =======   ====    =======    ====

REVENUES

                                     PERCENT OF TOTAL REVENUES
                                 ---------------------------------
                                 THREE MONTHS ENDED DECEMBER 31,
                                 ---------------------------------
                                    2000                   2001
                                 ----------             ----------
Commercial and Industrial                85%                    82%
Residential                              15%                    18%
                                 ----------             ----------

Total Company                           100%                   100%
                                 ==========             ==========

Total revenues decreased $51.8 million, or 12%, from $427.0 million for the three months ended December 31, 2000, to $375.2 million for the three months ended December 31, 2001. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the three months ended December 31, 2000 and increased competition for available work during the three months ended December 31, 2001.

Commercial and industrial revenues decreased $56.7 million, or 16%, from $364.7 million for the three months ended December 31, 2000, to $308.0 million for the three months ended December 31, 2001. This decrease is primarily the result of non-recurring work performed for one customer during the three months ended December 31, 2000 and decreased awards of construction contracts at margins acceptable to us during the three months ended December 31, 2001.

Residential revenues increased $4.8 million, or 8%, from $62.3 million for the three months ended December 31, 2000, to $67.1 million for the three months ended December 31, 2001, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT

                                      SEGMENT GROSS PROFIT MARGINS
                                    AS A PERCENT OF SEGMENT REVENUES
                                    --------------------------------
                                    THREE MONTHS ENDED DECEMBER 31,
                                    -------------------------------
                                       2000                  2001
                                    ----------            ----------
Commercial and Industrial                   17%                   14%
Residential                                 23%                   21%
                                    ----------            ----------
Total Company                               17%                   15%
                                    ==========            ==========

Gross profit decreased $17.3 million, or 23%, from $74.5 million for the three months ended December 31, 2000, to $57.2 million for the three months ended December 31, 2001. Gross profit margin as a percentage of revenues decreased approximately 2% from 17% for the three months ended December 31, 2000 to 15% for the three months ended December 31, 2001. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work and project fade recorded on fixed-price contracts at one of our subsidiaries during the three months ended December 31, 2001.

Commercial and industrial gross profit decreased $17.2 million, or 29%, from $60.2 million for the three months ended December 31, 2000, to $43.0 million for the three months ended December 31, 2001. Commercial and industrial gross profit margin as a percentage of revenues decreased 3% from 17% for the three months ended December 31, 2000, to 14% for the three months ended December 31, 2001. This decrease in gross profit margin as a percentage of revenues was primarily due to increased competition for available work and project fade recorded on fixed-price contracts at one of our subsidiaries during the three months ended December 31, 2001.

Residential gross profit decreased $0.1 million, or 1%, from $14.3 million for the three months ended December 31, 2000, to $14.2 million for the three months ended December 31, 2001. Residential gross profit margin as a percentage of revenues decreased 2% from 23% for the three months ended December 31, 2000, to 21% for the three months ended December 31, 2001. This decrease in gross profit margin as a percent of revenues is primarily the result of performing more lower margin multi-family work and single-family tract housing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2.2 million, or 4%, from $51.9 million for the three months ended December 31, 2000, to $49.7 million for the three months ended December 31, 2001. This decrease results from the elimination of certain administrative field and home office personnel during the three months ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenues increased from 12% for the three months ended December 31, 2000 to 13% for the three months ended December 31, 2001. This increase is a function of decreased revenues earned during the three months ended December 31, 2001, as compared to revenues earned during the three months ended December 31, 2000.

RESTRUCTURING CHARGE

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. As a result of the program implementation, we recorded a pre-tax restructuring charge of $4.0 million during the quarter ended December 31, 2001. The charge was based on the cost of the workforce reduction program, including severance and other special termination benefits.

INCOME FROM OPERATIONS

Income from operations decreased $15.8 million, from $19.3 million for the three months ended December 31, 2000, to $3.5 million for the three months ended December 31, 2001. This decrease in income from operations was primarily attributed to decreased revenues year over year, decreased margins earned on those revenues and a $4.0 million restructuring charge incurred during the three months ended December 31, 2001.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $6.0 million for the three months ended December 31, 2000, to $6.9 million for the three months ended December 31, 2001, primarily as a result of increased interest expense on borrowings and a $0.3 million loss recorded on our equity investment in Energy Photovoltaics, Inc.

PROVISION FOR INCOME TAXES

We recorded a tax benefit 47.2% for the three months ended December 31, 2001. This benefit is the result of a loss before income taxes recorded during the three months ended December 31, 2001. During the three months ended December 31, 2000, we recorded a tax provision of 47.2%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had cash and cash equivalents of $4.2 million, working capital of $242.3 million, outstanding borrowings under our credit facility of $19.0 million, $4.7 million of letters of credit outstanding, and available capacity under our credit facility of $126.3 million. The amount outstanding under our senior subordinated notes was $275.0 million. All debt obligations are on our balance sheet. We have no off balance sheet debt obligations.

During the three months ended December 31, 2001, we used $4.2 million of net cash for operating activities. This net cash used in operating activities is comprised of a net loss of

$285.1 million, increased by $288.9 million of non-cash charges related primarily to the cumulative effect of change in accounting principle, depreciation expense, and non-cash compensation expenses and decreased by changes in working capital. Working capital changes consisted of a $31.5 million decrease in accounts payable and accrued expenses as a result of payments of year-end accruals, offset by a $7.3 million decrease in accounts receivable as a result of the timing of collections. Working capital changes also included an $11.7 million decrease in costs and estimated earnings in excess of billings on uncompleted projects, a $6.9 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, and an increase in inventories of $5.6 million primarily related to inventory purchased for a contract, with the balance of the change due to other working capital changes. Net cash used in investing activities was $4.4 million, consisting primarily of $3.9 million used for capital expenditures and $0.4 million for investments in available for sale securities and other. Net cash provided by financing activities was $9.3 million, resulting primarily from borrowings, net of repayments under our credit facility.

Debt Financing. We are party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004, as amended through February 4, 2002. Amounts borrowed under our credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in our credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of
0.50 percent are assessed on any unused borrowing capacity under our credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under our facility, and our facility is secured by the capital stock of those subsidiaries, our accounts receivable and the accounts receivable of those subsidiaries. Borrowings under our credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). Our credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to repurchase shares of common stock, to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. We were in compliance with the financial covenants of our credit facility, as amended through February 4, 2002, at December 31, 2001. At February 11, 2002, we had outstanding borrowings of $10.0 million on our credit facility.

We have $275.0 million in million senior subordinated notes. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

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

In August 2001, we entered into an interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. At September 30, 2001 and December 31, 2001, the fair value of this derivative was $3.2 million and $0.1 million, respectively and is included in other noncurrent assets. Under the hedge method of accounting for these types of derivatives, the change in the fair value of the interest rate swap contract is recorded with an offsetting adjustment to the carrying value of the hedged instrument and is thus included in the senior subordinated notes classification as of December 31, 2001.

Borrowings outstanding on our credit facility and our senior subordinated notes and our interest rate swap contract expose us to significant risks. Our credit facility and interest rate swap contract expose us to risks associated with floating interest rates. Our senior subordinated notes are fixed interest rate obligations. The competitiveness of those fixed rates may impair our ability to retire those obligations at reasonable rates before maturity.

Other Commitments. As is common in our industry, we have entered into certain off balance sheet arrangements that expose us to increased risk. Our significant off balance sheet transactions include liabilities associated with noncancelable operating leases, letter of credit obligations and surety guarantees.

We enter into noncancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may determine to cancel or terminate a lease before the end of its term. Typically we are liable to the lessor for various lease cancellation or termination costs and the difference between the then fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our surety is such that we will indemnify the surety for any expenses it incurs in connection with any of the bonds it issues on our behalf. To date, we have not incurred significant expenses to indemnify our surety for expenses it incurred on our behalf.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging form deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2001, we had invested $1.5 million under our commitment to EnerTech.

Our future contractual obligations include:


                                         LESS THAN
                                         ONE YEAR     2003       2004       2005       2006     THEREAFTER     TOTAL
                                         ---------  --------   --------   --------   --------   ----------   --------
Debt and capital lease obligations ...   $    482   $  1,272   $ 19,251   $     95   $     21   $  275,000   $296,121
Operating lease obligations ..........   $  7,201   $  8,496   $  6,680   $  4,718   $  2,467   $    3,210   $ 32,772



Our other commercial commitments expire as follows:

                                      LESS THAN
                                      ONE YEAR     2003     2004   2005    2006    THEREAFTER   TOTAL
                                     ----------   ------   -----   -----   -----   ----------   ------
Standby letters of credit ........   $      890   $3,850   $  --   $  --   $  --   $       --   $4,740
Other commercial commitments .....   $       --   $   --   $  --   $  --   $  --   $    3,500   $3,500


Outlook. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we have taken steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. We believe these cuts will result in savings of over $20 million as compared to the prior year. In connection with these cuts, we incurred a restructuring charge of $4.0 million during the quarter ended December 31, 2001. We expect to incur an additional restructuring charge of $0.9 million to $1.4 million during our quarter ended March 31, 2002.

We expect to generate cash flow from operations. Our cash flows from operations tends to track the seasonality of our business and historically has improved in the latter part of our fiscal year. We anticipate that our cash flow from operations will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through the next twelve months. Additionally, we expect to generate enough cash flow from operations to repay borrowings currently outstanding on our credit facility. Our ability to generate cash flow from operations is dependent on many factors, including: demand for our products and services, the availability of work at margins acceptable to us and the ultimate collectibility of our receivables.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the quarter ended December 31, 2001 would have otherwise been $3.2 million. Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short term and long term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our first fiscal quarter following our annual budgeting process.

Based on our initial impairment tests, we recognized a charge of $283.3 million ($7.13 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to their implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which we made evaluations of goodwill impairment by using the estimated future undiscounted cash flows to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. Historically, we have not disposed of any assets or incurred any asset impairments under SFAS
No. 121.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations. Historically, we have not disposed of any assets or incurred any asset impairments under SFAS No. 121.

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2001:


                                                 2002      2003      2004      2005      2006       THEREAFTER     TOTAL
                                                -------   -------   -------   -------   -------    ------------   --------
Liabilities - Debt:
    Variable Rate (Credit Facility) ..........  $    --   $    --   $19,000   $    --   $    --   $         --    $ 19,000
    Average Interest Rate ....................     6.66%     6.66%     6.66%       --        --             --        6.66%

    Fixed Rate (senior subordinated notes)....  $    --   $    --   $    --   $    --   $    --   $    275,000    $275,000
    Interest Rate ............................    9.375%    9.375%    9.375%    9.375%    9.375%         9.375%      9.375%

Fair Value of Debt:
    Variable Rate ............................                                                                    $ 19,000
    Fixed Rate ...............................                                                                    $241,313

Interest Rate Swap:
    Pay variable/receive fixed ...............  $    --   $    --   $    --   $    --   $    --   $    100,000    $100,000
    Average rate paid (3-Month LIBOR
      plus 3.495) ............................     5.72%     5.72%     5.72%     5.72%     5.72%          5.72%       5.72%
    Fixed rate received ......................    9.375%    9.375%    9.375%    9.375%    9.375%         9.375%      9.357%

Fair Value of Interest Rate Swap:                                                                                 $    145

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

         10.1 Amendment No. 3 dated February 4, 2002, to the Credit Facility dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as banks, Credit Lyonnais and the Bank of Nova Scotia as syndication agents, Toronto Dominion (Texas), Inc. as documentation agent and the Chase Manhattan Bank, as administrative agent.


B.       REPORTS ON FORM 8-K:

         A report on Form 8-K was filed with the SEC on December 21, 2001, in connection with a press release issued on December 20, 2001.

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


                                            INTEGRATED ELECTRICAL SERVICES, INC.


Date: February 14, 2002                     By: /s/ William W. Reynolds
                                                ------------------------------
                                                William W. Reynolds
                                                Executive Vice President and
                                                Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
10.1     Amendment No. 3 dated February 4, 2002, to the Credit Facility dated
         May 22, 2001, among the Company, as borrower, the Financial
         Institutions named therein, as banks, Credit Lyonnais and the Bank of
         Nova Scotia as syndication agents, Toronto Dominion (Texas), Inc. as documentation agent and the Chase Manhattan Bank, as administrative agent.