Form 10-Q
period 2002-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2002-05-10
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of May 8, 2002, of the issuer's common stock was 37,362,759 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                        ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and
              March 31, 2002.......................................................................       2
         Consolidated Statements of Operations for the six months ended
              March 31, 2001 and 2002..............................................................       3
         Consolidated Statements of Operations for the three months ended
              March 31, 2001 and 2002..............................................................       4
         Consolidated Statement of Stockholders' Equity for the six months ended
              March 31, 2002.......................................................................       5
         Consolidated Statements of Cash Flows for the six months ended
              March 31, 2001 and 2002..............................................................       6
         Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 and 2002..............................................................       7
         Condensed Notes to Consolidated Financial Statements......................................       8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      18

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      31

PART II.      OTHER INFORMATION

     Item 4.          Submission of Matters to a Vote of Security Holders..........................      32

     Signatures       .............................................................................      33


              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                          September 30,            March 31,
                                                                                              2001                    2002
                                                                                       --------------------    -------------------
                                                                                            (Audited)             (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................................................     $          3,475        $            2,709
Accounts receivable:
    Trade, net of allowance of $5,206 and $5,031 respectively.....................              275,922                   240,700
    Retainage.....................................................................               64,933                    62,762
    Related parties...............................................................                  222                       223
Costs and estimated earnings in excess of billings on
    uncompleted contracts.........................................................               62,249                    51,810
Inventories.......................................................................               21,855                    27,657
Prepaid expenses and other current assets.........................................               23,858                    20,719
                                                                                       ----------------        ------------------
    Total current assets..........................................................              452,514                   406,580

PROPERTY AND EQUIPMENT, net.......................................................               70,343                    67,481
GOODWILL, net.....................................................................              482,654                   199,370
OTHER NON-CURRENT ASSETS..........................................................               27,992                    22,802
                                                                                       ----------------        ------------------
       Total assets...............................................................     $      1,033,503        $          696,233
                                                                                       ================        ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt..........................     $            679        $              455
Accounts payable and accrued expenses.............................................              164,272                   113,383
Income taxes payable..............................................................                  700                       235
Billings in excess of costs and estimated earnings on
    uncompleted contracts.........................................................               50,234                    53,836
                                                                                       ----------------        ------------------
    Total current liabilities.....................................................              215,885                   167,909

LONG-TERM BANK DEBT...............................................................               12,000                     6,000
OTHER LONG-TERM DEBT, net of current maturities...................................                  872                     1,431
SENIOR SUBORDINATED NOTES, net of $4,949 and $4,610
    unamortized discount, respectively............................................              273,210                   268,310
OTHER NON-CURRENT LIABILITIES.....................................................                2,892                     5,862
                                                                                       ----------------        ------------------
       Total liabilities..........................................................              504,859                   449,512
                                                                                       ----------------        ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding................................................                   --                        --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,331,672 and 38,548,462 shares issued, respectively......................                  383                       386
    Restricted voting common stock, $.01 par value, 2,605,709 shares
       issued, authorized and outstanding, respectively...........................                   26                        26
    Treasury stock, at cost, 1,245,879 and 1,187,803 shares, respectively.........               (9,181)                   (8,753)
    Additional paid-in capital....................................................              428,640                   429,429
    Retained earnings (deficit)...................................................              108,719                  (174,312)
    Accumulated other comprehensive income (loss).................................                   57                       (55)
                                                                                       ----------------        ------------------
       Total stockholders' equity.................................................              528,644                   246,721
                                                                                       ----------------        ------------------
       Total liabilities and stockholders' equity.................................     $      1,033,503        $          696,233
                                                                                       ================        ==================


    The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                 Six Months Ended March 31,
                                                                        ---------------------------------------------
                                                                               2001                     2002
                                                                        -------------------     ---------------------
                                                                                        (Unaudited)

Revenues...........................................................     $        845,587        $          731,660
Cost of services (including depreciation)..........................              694,297                   619,730
                                                                        -------------------     ---------------------
     Gross profit..................................................              151,290                   111,930

Selling, general and administrative expenses.......................              103,773                    93,165
Restructuring charges..............................................                   --                     5,556
Goodwill amortization..............................................                6,493                        --
                                                                       -------------------     ---------------------
      Income from operations........................................              41,024                    13,209
                                                                       -------------------     ---------------------

Other (income)/expense:
     Interest expense..............................................               12,494                    13,429
     Gain on sale of assets........................................                  (77)                     (133)
     Other expense, net............................................                  313                       477
                                                                       -------------------     ---------------------
                                                                                  12,730                    13,773
                                                                       -------------------     ---------------------
 Income (loss) before income taxes..................................              28,294                      (564)

Provision (benefit) for income taxes...............................               13,211                      (817)
Cumulative effect of change in accounting principle, net of
        tax........................................................                   --                   283,284
                                                                       -------------------     ---------------------
 Net income (loss)..................................................    $         15,083        $         (283,031)
                                                                       ===================     =====================

Basic earnings (loss) per share:
     Basic earnings per share before cumulative effect
          of change in accounting principle........................     $           0.37        $             0.01
                                                                       ===================     =====================
     Cumulative effect of change in accounting principle...........     $             --        $            (7.11)
                                                                       ===================     =====================
     Basic earnings (loss) per share...............................     $           0.37        $            (7.10)
                                                                       ===================     =====================

Diluted earnings per share:
     Diluted earnings (loss) per share before cumulative effect
          of change in accounting principle........................     $           0.37        $             0.01
                                                                       ===================     =====================
     Cumulative effect of change in accounting principle...........     $             --        $            (7.11)
                                                                       ===================     =====================
     Diluted earnings (loss) per share.............................     $           0.37        $            (7.10)
                                                                       ===================     =====================

Shares used in the computation of earnings
     (loss) per share (Note 5):
     Basic.........................................................           40,795,509                39,847,029
                                                                       ===================     =====================
     Diluted.......................................................           41,060,287                39,847,029
                                                                       ===================     =====================




  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                Three Months Ended March 31,
                                                                        ---------------------------------------------
                                                                               2001                     2002
                                                                        -------------------     ---------------------
                                                                                        (Unaudited)

Revenues...........................................................     $        418,557        $          356,481
Cost of services (including depreciation)..........................              341,808                   301,780
                                                                        -------------------     ---------------------
     Gross profit..................................................               76,749                    54,701

Selling, general and administrative expenses.......................               51,808                    43,392
Restructuring charge...............................................                   --                     1,556
Goodwill amortization..............................................                3,244                        --
                                                                        -------------------     ---------------------
     Income from operations........................................               21,697                     9,753
                                                                        -------------------     ---------------------
Other (income)/expense:
     Interest expense..............................................                6,236                     6,644
     Gain on sale of assets........................................                  (41)                      (62)
     Other expense, net............................................                  488                       299
                                                                        -------------------     ---------------------
                                                                                   6,683                     6,881
                                                                        -------------------     ---------------------
Income before income taxes.........................................               15,014                     2,872

Provision for income taxes.........................................                6,939                       806
                                                                        -------------------     ---------------------
Net income.........................................................     $          8,075        $            2,066
                                                                        ===================     =====================

Basic earnings per share...........................................     $           0.20        $             0.05
                                                                        ===================     =====================

Diluted earnings per share.........................................     $           0.20        $             0.05
                                                                        ===================     =====================
Shares used in the computation of earnings per share (Note 5):
     Basic.........................................................           40,835,149                39,956,135
                                                                        ===================     =====================
     Diluted.......................................................           41,093,981                40,002,961
                                                                        ===================     =====================




  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                        Restricted Voting
                              Compre-         Common Stock            Common Stock            Treasury Stock
                              hensive     ---------------------    ---------------------    ---------------------
                                Loss        Shares      Amount       Shares      Amount       Shares      Amount
                              -------     ---------    --------    ---------    --------    ----------    -------
BALANCE, September 30,
     2001..................               38,331,672   $   383     2,605,709    $    26     (1,245,879)   $(9,181)
Issuance of stock
    (unaudited)............                  216,790         3            --         --             --         --
Issuance of stock under
    employee stock purchase
    plan (unaudited)                              --        --            --         --         55,742        411
Exercise of stock options
    (unaudited)............                       --        --            --         --          2,334         17
Unrealized holding
    loss on securities, net
    of tax (unaudited).....   $    (112)          --        --            --         --             --         --
Net loss (unaudited)           (283,031)          --        --            --         --             --         --
                              ---------
Comprehensive loss
    (unaudited)...........    $(283,143)
                              =========   ----------   -------     ---------   --------     ----------    -------
BALANCE, March 31,
    2002 (unaudited)......                38,548,462   $   386     2,605,709   $     26     (1,187,803)   $(8,753)
                                          ==========   =======     =========   ========     ==========    =======



                                                                   Accumulated
                               Additional         Retained             Other              Total
                                Paid-In           Earnings         Comprehensive       Stockholders'
                                Capital           (Deficit)        Income (Loss)          Equity
                               --------           ---------        -------------       ------------
BALANCE, September
    30, 2001..............     $ 428,640          $108,719         $      57           $   528,644
Issuance of stock
    (unaudited)...........         1,200                --                --                 1,203
Issuance of stock
    under employee
    stock purchase
    plan (unaudited)                (411)               --                --                    --
Exercise of stock
    options
    (unaudited)...........            --                --                --                    17
Unrealized holding
    loss on securities,
    net of tax
    (unaudited)..... .....            --                --              (112)                 (112)
Net loss (unaudited)                  --          (283,031)               --              (283,031)
Comprehensive loss
    (unaudited)...........
                               ---------         ---------         ---------           -----------
BALANCE, March 31,
    2002 (unaudited)           $ 429,429         $(174,312)        $     (55)          $   246,721
                               =========         =========         =========           ===========


  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  Six Months Ended March 31,
                                                                                           -----------------------------------------
                                                                                                 2001                   2002
                                                                                           ----------------       ------------------
                                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............................................................      $         15,083       $      (283,031)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities -
          Cumulative effect of change in accounting principle........................                     -               283,284
          Depreciation and amortization..............................................                13,955                 8,574
          Gain on sale of property and equipment.....................................                   (77)                 (133)
          Non-cash compensation expense..............................................                   284                 1,422
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net..............................................                37,545                37,392
               Inventories...........................................................                  (525)               (5,802)
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts......................                  (795)               10,439
               Prepaid expenses and other current assets.............................               (12,309)                4,517
          Increase (decrease) in:
               Accounts payable and accrued expenses.................................               (55,946)              (51,108)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts................................                 1,846                 3,602
               Income taxes payable..................................................                   896                  (465)
               Other, net............................................................                 1,090                 1,122
                                                                                           ----------------       ------------------
                    Net cash provided by operating activities........................                 1,047                 9,813
                                                                                           ----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment....................................                   519                   411
     Additions to property and equipment.............................................               (12,383)               (5,991)
     Purchase of businesses, net of cash acquired....................................                  (233)                    -
     Investments in available for sale securities....................................                (4,849)                 (300)
     Additions to note receivable from affiliate.....................................                     -                  (583)
                                                                                           ----------------       ------------------
                    Net cash used by investing activities............................               (16,946)               (6,463)
                                                                                           ----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings......................................................................                57,000                74,383
     Repayments of debt..............................................................               (41,757)              (80,046)
     Proceeds from sale of interest rate swap........................................                     -                 1,530
     Purchase of treasury stock......................................................                (1,456)                    -
     Proceeds from issuance of stock.................................................                   995                     -
     Proceeds from sale of treasury stock............................................                   980       -             -
     Proceeds from exercise of stock options.........................................                     -                    17
                                                                                           ----------------       ------------------
                    Net cash provided by (used by) financing activities..............                15,762                (4,116)
                                                                                           ----------------       ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................                  (137)                 (766)
CASH AND CASH EQUIVALENTS, beginning of period.......................................                   770                 3,475
                                                                                           ----------------       ------------------
CASH AND CASH EQUIVALENTS, end of period.............................................      $            633       $         2,709
                                                                                           ================       ==================
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest...................................................................      $         12,075       $        13,366
          Income taxes...............................................................      $         19,090      $          4,202



  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 Three Months Ended March 31,
                                                                                           -----------------------------------------
                                                                                                 2001                   2002
                                                                                           ----------------       ------------------
                                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................................................................      $          8,075       $         2,066
     Adjustments to reconcile net income to net cash
        provided by operating activities -
          Depreciation and amortization..............................................                 7,054                 4,347
          Gain on sale of property and equipment.....................................                   (41)                  (62)
          Non-cash compensation expense..............................................                   142                     -
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net..............................................                20,498                30,050
               Inventories...........................................................                  (512)                 (180)
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts......................                (1,871)               (1,306)
               Prepaid expenses and other current assets.............................                (5,924)                  976
          Increase (decrease) in:
               Accounts payable and accrued expenses.................................                 4,183               (21,283)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts................................                (8,435)               (3,302)
               Income taxes payable..................................................                (1,747)                  (13)
               Other, net............................................................                   849                 1,047
                                                                                           ----------------       ------------------
                    Net cash provided by operating activities........................                22,271                12,340
                                                                                           ----------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment....................................                   329                   241
     Additions to property and equipment.............................................                (6,789)               (2,049)
     Investments in available for sale securities....................................                     -                  (300)
                                                                                           ----------------       ------------------
                    Net cash used by investing activities............................                (6,460)               (2,108)
                                                                                           ----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings......................................................................                 7,000                30,092
     Repayments of debt..............................................................               (23,024)              (43,325)
     Proceeds from sale of interest rate swap........................................                     -                 1,530
     Purchase of treasury stock......................................................                  (157)                    -
     Proceeds from sale of treasury stock............................................                     -                     -
                                                                                                        390
     Proceeds from exercise of stock options.........................................                     -                    13
                                                                                           ----------------       ------------------
                    Net cash used by financing activities............................               (15,791)              (11,690)
                                                                                           ----------------       ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................                    20                (1,458)
CASH AND CASH EQUIVALENTS, beginning of period.......................................                   613                 4,167
                                                                                           ----------------       ------------------
CASH AND CASH EQUIVALENTS, end of period.............................................      $            633       $         2,709
                                                                                           ================       ==================
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest...................................................................      $          9,213       $        12,891
          Income taxes...............................................................      $         15,228      $            819




  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       OVERVIEW

Integrated Electrical Services, Inc. (the "Company" or "IES"), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, communications and related service and maintenance markets.

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2001 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

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

2.       GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the three and six months ended March 31, 2002 would have otherwise been $3.2 million and $6.5 million, respectively. Material amounts of recorded goodwill attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests annually during the first fiscal quarter.

Based on the Company's impairment tests performed upon adoption of SFAS No. 142, it recognized a charge of $283.3 million ($7.13 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of its reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the Company's first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.



The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows:

                                                                        Impairment
                                              September 30, 2001        Adjustment         March 31, 2002
                                              --------------------    ----------------    ------------------
         Commercial and Industrial            $        418,887        $       277,042     $        141,845
         Residential                                    63,767                  6,242               57,525
                                              --------------------    ----------------    ------------------
                                              $        482,654        $       283,284     $        199,370
                                              ====================    ================    ==================

The unaudited results of operations presented below for the six months ended March 31, 2002 and adjusted results of operations for the six months ended March 31, 2001 reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective October 1, 2000:


                                                                           Six Months Ended March 31,
                                                                      -------------------------------------
                                                                            2001                 2002
                                                                      ----------------      ---------------
              Reported net income (loss)..............................$      15,083         $   (283,031)
              Add: Cumulative effect of change in accounting                     --              283,284
              principle, net of tax...................................
              Add: Goodwill amortization, net of tax..................        6,493                   --
                                                                      ----------------      ---------------
              Adjusted net income.....................................$      21,576         $        253
                                                                      ================      ===============
             Basic earnings (loss) per share:
                   Reported net income (loss).........................$        0.37         $      (7.10)
                   Add: Cumulative effect of change in                           --                 7.11
                        accounting principle, net of tax..............
                   Add: Goodwill amortization, net of tax.............         0.16                   --
                                                                      ----------------      ---------------
                   Adjusted net income................................$        0.53         $       0.01
                                                                      ================      ===============
              Diluted earnings (loss) per share:
                   Reported net income (loss).........................$        0.37         $      (7.10)
                   Add: Cumulative effect of change in
                        accounting principle, net of tax..............           --                 7.11
                   Add: Goodwill amortization, net of tax.............         0.16                   --
                                                                      ----------------      ---------------
                   Adjusted net income (loss).........................$        0.53         $       0.01
                                                                      ================      ================


3.       RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million during the six months ended March 31, 2002, of which $1.6 million was recorded during the three months ended March 31, 2002. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits.

4.       DEBT

Debt consists of the following (in thousands):

                                                                                     September 30, 2001      March 31, 2002
                                                                                     -------------------    -----------------
Secured credit facility with a group of lending institutions, due
      May 22, 2004, at a weighted average interest rate of 7.56% and
      6.82%, respectively.......................................................     $          12,000      $        6,000
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 9.50%...............               150,000             150,000
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00%..............               125,000             125,000
Other...........................................................................                 1,551               1,886
                                                                                     -------------------    -----------------
                                                                                               288,551             282,886
Less - short-term debt and current maturities of long-term debt.................                  (679)               (455)
Less - unamortized discount on senior subordinated notes........................                (4,949)             (4,610)
                                                                                     -------------------    -----------------
      Total long-term debt..................................................         $         282,923      $      277,821
                                                                                     ===================    =================

Credit Facility

The Company is party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004, as amended (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. The Company was in compliance with the financial covenants of its Credit Facility, as amended, at March 31, 2002. As of March 31, 2002, the Company had borrowings outstanding under its Credit Facility of $6.0 million, letters of credit outstanding under its Credit Facility of $10.8 million, $1.9 million of other borrowings and available borrowing capacity under its Credit Facility of $133.2 million. At May 6, 2002 the Company had no outstanding borrowings under its Credit Facility.

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

Interest Rate Swap

The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company pays the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty pays the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. At September 30, 2001, the interest rate swap had a fair value of $3.2 million and was included in the balance sheet in other noncurrent assets. The Company terminated this interest rate swap agreement in February 2002 because the fair value of the swap was $1.5 million. This amount will be amortized over the remaining life of the bonds.

The Company entered into a new interest rate swap agreement in February 2002, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company pays the counterparty variable rate interest (3-month trailing LIBOR plus 3.86%) and the counterparty pays the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract is reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The interest rate swap is considered to be perfectly effective because it qualifies for the "short-cut" method under SFAS No. 133 and therefore there is no net change in fair value to be recognized in income. At March 31, 2002, the interest rate swap had a fair value of ($3.6) million and is included in the balance sheet in other noncurrent liabilities.

The following table presents the balance sheet effect on the Company's senior subordinated notes (in thousands):

                                                                            September 30,             March 31,
                                                                                 2001                   2002
                                                                        --------------------    --------------------
Senior subordinated notes, due February 1, 2009........................ $            275,000    $            275,000
Less: unamortized discount on senior subordinated notes................               (4,949)                 (4,610)
Add: Fair value of terminated interest rate hedge......................                3,159                   1,530
Less: Fair value of interest rate hedge................................                   --                  (3,610)
                                                                        --------------------    --------------------
                                                                        $            273,210    $            268,310
                                                                        ====================    ====================

5.       EARNINGS PER SHARE


The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the six months ended March 31, 2001 and 2002 (in thousands, except share information):


                                                                           Six Months Ended March 31,
                                                                   --------------------------------------------
                                                                          2001                    2002
                                                                   --------------------    --------------------
     Numerator:
         Net income (loss).....................................    $           15,083      $        (283,031)
                                                                   ====================    ====================
     Denominator:
         Weighted average shares outstanding - basic...........            40,795,509             39,847,029
         Effect of dilutive stock options......................               264,778                      -
                                                                   --------------------    --------------------
         Weighted average shares outstanding - diluted.........            41,060,287             39,847,029
                                                                   ====================    ====================
     Earnings (loss) per share:
         Basic.................................................    $             0.37      $          (7.10)
         Diluted...............................................    $             0.37      $          (7.10)


For the six months ended March 31, 2001 and 2002, stock options of 5.1 million and 6.5 million respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company's common stock. For the six months ended March 31, 2002, the weighted average diluted shares outstanding excluded 34,847 shares related to employee stock options where the exercise prices were less than the average market price of the Company's common stock. These shares were excluded because the Company reported a loss during the period, and including them would have had an antidilutive effect on loss per share.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2001 and 2002 (in thousands, except share information):


                                                                          Three Months Ended March 31,
                                                                   --------------------------------------------
                                                                          2001                    2002
                                                                   --------------------    --------------------
     Numerator:
         Net income............................................    $            8,075      $           2,066
                                                                   ====================    ====================
     Denominator:
         Weighted average shares outstanding - basic...........            40,835,149             39,956,135
         Effect of dilutive stock options......................               258,832                 46,826
                                                                   --------------------    --------------------
         Weighted average shares outstanding - diluted.........            41,093,981             40,002,961
                                                                   ====================    ====================
     Earnings per share:
         Basic.................................................    $             0.20      $            0.05
         Diluted...............................................    $             0.20      $            0.05


For the three months ended March 31, 2001 and 2002, stock options of 5.1 million and 6.4 million respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.


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

During the six months ended March 31, 2002, the Company realigned its operations between two reportable segments: commercial/industrial and residential. The commercial/industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Other includes expenses associated with the Company's home office and regional infrastructure.

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

Segment information for the six months ended March 31, 2001 and 2002 is as follows (in thousands):

                                                                        SIX MONTHS ENDED MARCH 31, 2001
                                                       -------------------------------------------------------------
                                                         COMMERCIAL/
                                                         INDUSTRIAL         RESIDENTIAL       OTHER          TOTAL
                                                       -------------       ------------    ----------    -----------
        Revenues..................................     $     723,469       $    122,118    $       --    $   845,587
        Cost of services (including depreciation).           600,127             94,170            --        694,297
                                                       -------------       ------------    ----------    -----------
        Gross profit..............................           123,342             27,948            --        151,290

        Selling, general and administrative.......            70,672             14,349        18,752        103,773
        Goodwill amortization.....................             5,696                797            --          6,493
                                                       -------------       ------------    ----------    -----------
        Operating income..........................     $      46,974       $     12,802    $  (18,752)   $    41,024
                                                       =============       ============    ===========   ===========
        Other data:
        Depreciation expense......................     $       6,225       $       828     $     409     $     7,462
        Capital expenditures......................             8,067             1,035         3,281          12,383
        Total assets..............................           836,964           112,639        48,280         997,883


                                                                        SIX MONTHS ENDED MARCH 31, 2002
                                                       -------------------------------------------------------------
                                                         COMMERCIAL/
                                                         INDUSTRIAL         RESIDENTIAL       OTHER          TOTAL
                                                       -------------       ------------    ----------    -----------
         Revenues................................       $   600,974        $   130,686    $       -      $   731,660
         Cost of services (including depreciation)          517,246            102,484            -          619,730
                                                       -------------       ------------    ----------    -----------
         Gross profit............................            83,728             28,202            -          111,930

         Selling, general and administrative.....            62,527             16,480       14,158           93,165
         Restructuring charge....................                 -                  -        5,556            5,556
                                                       -------------       ------------    ----------    -----------
         Operating income........................       $    21,201        $    11,722    $ (19,714)     $    13,209
                                                       =============       ============    ==========    ===========
         Other data:
         Depreciation expense....................       $     7,019        $       610    $     945      $     8,574
         Capital expenditures....................             3,827                264        1,900            5,991
         Total assets............................           528,465             99,858       67,910          696,233


         The Company's information for the six months ended March 31, 2001 has been restated for consistency with the current year presentation.

Segment information for the three months ended March 31, 2001 and 2002 is as follows (in thousands):

                                                                        SIX MONTHS ENDED MARCH 31, 2001
                                                       -------------------------------------------------------------
                                                         COMMERCIAL/
                                                         INDUSTRIAL         RESIDENTIAL      OTHER          TOTAL
                                                       -------------       -----------     ---------     -----------
        Revenues..................................     $     358,312       $    60,245     $       -     $   418,557
        Cost of services (including depreciation).           295,639            46,169             -         341,808
                                                       -------------       -----------     ---------     -----------
        Gross profit..............................            62,673            14,076             -          76,749

        Selling, general and administrative.......            34,837             6,311        10,660          51,808
        Goodwill amortization.....................             2,845               399             -           3,244
                                                       -------------       -----------     ---------     -----------
        Operating income..........................     $      24,991       $     7,366     $ (10,660)    $    21,697
                                                       =============       ===========     ==========    ===========
        Other data:
        Depreciation expense......................     $       3,165       $       426     $     219     $     3,810
        Capital expenditures......................             3,587               368         2,834           6,789
        Total assets..............................           836,964           112,639        48,280         997,883


                                                                        SIX MONTHS ENDED MARCH 31, 2002
                                                       -------------------------------------------------------------
                                                         COMMERCIAL/
                                                         INDUSTRIAL         RESIDENTIAL     OTHER           TOTAL
                                                       ------------        -----------    ---------      -----------
         Revenues................................       $   292,929        $    63,552    $       -      $   356,481
         Cost of services (including depreciation)          252,214             49,566            -          301,780
                                                        -----------        -----------    ---------      -----------
         Gross profit............................            40,715             13,986            -           54,701

         Selling, general and administrative.....            29,287              7,846        6,259           43,392
         Restructuring charge....................                 -                  -        1,556            1,556
                                                        -----------        -----------    ---------      -----------
         Operating income........................       $    11,428        $     6,140    $  (7,815)     $     9,753
                                                        ===========        ===========    ==========     ===========
         Other data:
         Depreciation expense....................       $     3,598        $       278    $     471      $     4,347
         Capital expenditures....................             1,189                152          708            2,049
         Total assets............................           528,465             99,858       67,910          696,233


The Company's information for the three months ended March 31, 2001 has been restated for consistency with the current year presentation. The Company does not have significant operations or long-lived assets in countries outside of the United States.

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

The Company granted a restricted stock award of 400,000 shares under its 1999 Plan. The market value of the stock on the date of grant for this award was $2.3 million. During the six months ended March 31, 2001 and 2002, the Company amortized $0.3 million and $1.4 million, respectively, in connection with this award. During the three months ended March 31, 2001 the Company amortized $0.1 million in connection with this award. The award became fully vested and was fully amortized during the three months ended December 31, 2001. Accordingly, the Company had no amortization expense related to this award during the three months ended March 31, 2002.

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

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2002, the Company had invested $1.8 million under its commitment to EnerTech.

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

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable and the recording of our self-insurance liabilities. These accounting policies, as well as others, are described in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2001 and at relevant sections in this discussion and analysis.

Our revenues are derived by providing specialty contracting services to the commercial and industrial and residential markets. Those markets comprise our reportable segments.

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from the southern part of the United States. Downturns in new construction activity or in construction in the southern United States could affect our results.

We complete most projects within one year, while we frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We provide an allowance for doubtful accounts for unknown collection issues in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers' access to capital, our customers' willingness to pay, general economic conditions and the ongoing relationships with our customers.

We are self-insured for workers' compensation, auto liability, general liability and employee-related health care claims, subject large deductibles. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2002

The following table presents selected unaudited historical financial information for the six months ended March 31, 2001 and 2002.

                                                                             Six Months Ended March 31,
                                                              --------------------------------------------------------
                                                                   2001            %           2002             %
                                                              -------------- ------------ --------------- ------------
                                                                                (dollars in millions)
Revenues.................................................     $      845.6       100%     $      731.7        100%
Cost of services (including depreciation)................            694.3        82%            619.7         85%
                                                              -------------- ------------ --------------- ------------
        Gross profit.....................................            151.3        18%            112.0         15%
Selling, general & administrative expenses...............            103.8        12%             93.2         12%
Restructuring charge.....................................               --         0%              5.6          1%
Goodwill amortization....................................              6.5         1%               --          0%
                                                              -------------- ------------ --------------- ------------
        Income from operations...........................             41.0         5%             13.2          2%
Interest and other expense, net..........................             12.7         1%             13.7          2%
                                                              -------------- ------------ --------------- ------------
        Income (loss) before income taxes and
            cumulative effect of change in
            accounting principle.........................             28.3         4%             (0.5)         0%
Provision (benefit) for income taxes.....................             13.2         2%             (0.8)         0%
Cumulative effect of change in accounting
         principle, net of tax...........................               --         0%            283.3         39%
                                                              -------------- ------------ --------------- ------------
        Net income (loss)................................     $       15.1         2%     $     (283.0)       -39%
                                                              ============== ============ =============== ============


REVENUES

                                                              PERCENT OF TOTAL REVENUES
                                                        ---------------------------------------
                                                              SIX MONTHS ENDED MARCH 31,
                                                        ---------------------------------------
                                                               2001                2002
                                                               ----                ----
          Commercial and Industrial                            86%                 82%
          Residential                                          14%                 18%
                                                               ----                ----
          Total Company                                        100%                100%
                                                               ====                ====


Total revenues decreased $113.9 million, or 13%, from $845.6 million for the six months ended March 31, 2001, to $731.7 million for the six months ended March 31, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the six months ended March 31, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Northwest, as well as increased competition across the country for available work during the six months ended March 31, 2002.

Commercial and industrial revenues decreased $122.5 million, or 17%, from $723.5 million for the six months ended March 31, 2001, to $601.0 million for the six months ended March 31, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the six months ended March 31, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Northwest, as well as increased competition across the country for available work during the six months ended March 31, 2002.

Residential revenues increased $8.6 million, or 7%, from $122.1 million for the six months ended March 31, 2001, to $130.7 million for the six months ended March 31, 2002, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT


                                                                SEGMENT GROSS PROFIT MARGINS
                                                              AS A PERCENT OF SEGMENT REVENUES
                                                            --------------------------------------
                                                                 SIX MONTHS ENDED MARCH 31,
                                                            --------------------------------------
                                                                   2001               2002
                                                                   ----               ----
               Commercial and Industrial                           17%                14%
               Residential                                         23%                22%
                                                                   ----               ----
               Total Company                                       18%                15%
                                                                   ===                ===


Gross profit decreased $39.3 million, or 26%, from $151.3 million for the six months ended March 31, 2001, to $112.0 million for the six months ended March 31, 2002. Gross profit margin as a percentage of revenues decreased approximately 3% from 18% for the six months ended March 31, 2001 to 15% for the six months ended March 31, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work, project fade recorded on fixed-price contracts at one of our subsidiaries during the six months ended March 31, 2002 and lower margins on work in the communications market.

Commercial and industrial gross profit decreased $39.6 million, or 32%, from $123.3 million for the six months ended March 31, 2001, to $83.7 million for the six months ended March 31, 2002. Commercial and industrial gross profit margin as a percentage of revenues decreased 3% from 17% for the six months ended March 31, 2001, to 14% for the six months ended March 31, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work, project fade recorded on fixed-price contracts at one of our subsidiaries during the six months ended March 31, 2002 and lower margins on work in the communications market.

Residential gross profit increased $0.3 million, or 1%, from $27.9 million for the six months ended March 31, 2001, to $28.2 million for the six months ended March 31, 2002. Residential gross profit margin as a percentage of revenues decreased 1% from 23% for the six months ended March 31, 2001, to 22% for the six months ended March 31, 2002. This decrease in gross profit margin as a percent of revenues is primarily the result of performing more lower margin multi-family work and single-family tract housing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $10.6 million, or 10%, from $103.8 million for the six months ended March 31, 2001, to $93.2 million for the six months ended

March 31, 2002. This decrease resulted from the elimination of certain administrative field and home office personnel during the six months ended March 31, 2002. Selling, general and administrative expenses as a percentage of revenues increased from 12% for the six months ended March 31, 2001 to 13% for the six months ended March 31, 2002. This increase is a function of decreased revenues earned during the six months ended March 31, 2002, as compared to revenues earned during the six months ended March 31, 2001.

RESTRUCTURING CHARGES

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million during the six months ended March 31, 2002. The charges were based on the cost of the workforce reduction program, including severance and other termination benefits.

INCOME FROM OPERATIONS

Income from operations decreased $27.8 million, or 68%, from $41.0 million for the six months ended March 31, 2001, to $13.2 million for the six months ended March 31, 2002. This decrease in income from operations was primarily attributed to decreased revenues year over year, decreased margins earned on those revenues and restructuring charges of $5.6 million incurred during the six months ended March 31, 2002, partially offset by the elimination of $6.5 million of goodwill amortization in accordance with the current accounting standard.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $12.7 million for the six months ended March 31, 2001, to $13.7 million for the six months ended March 31, 2002, primarily as a result of interest expense attributable to increased borrowings and a $0.7 million loss recorded on our equity investment in Energy Photovoltaics, Inc.

PROVISION FOR INCOME TAXES

We recorded a tax benefit of $0.8 million for the six months ended March 31, 2002. This benefit is the result of a loss before income taxes recorded during the six months ended March 31, 2002 and the reversal of valuation allowances due to the projected utilization of certain net operating loss carry forwards. During the six months ended March 31, 2001, we recorded a tax provision of $13.2 million, or an effective tax rate of 46.7%. This effective tax rate during the six months ended March 31, 2001 was the result of non-deductible goodwill amortization expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

The following table presents selected unaudited historical financial information for the three months ended March 31, 2001 and 2002.

                                                                            Three Months Ended March 31,
                                                              --------------------------------------------------------
                                                                   2001            %           2002             %
                                                              -------------  -----------  --------------- ------------
                                                                                (dollars in millions)
Revenues.................................................     $      418.6       100%     $      356.5        100%
Cost of services (including depreciation)................            341.9        82%            301.8         85%
                                                              -------------- ------------ --------------- ------------
        Gross profit.....................................             76.7        18%             54.7         15%
Selling, general & administrative expenses...............             51.8        12%             43.3         12%
Restructuring charge.....................................                -         0%              1.6          0%
Goodwill amortization....................................              3.2         1%                -          0%
                                                              -------------- ------------ --------------- ------------
        Income from operations...........................             21.7         5%              9.8          3%
Interest and other expense, net..........................              6.7         1%              6.9          2%
                                                              -------------- ------------ --------------- ------------
        Income before income taxes.......................             15.0         4%              2.9          1%
Provision for income taxes...............................              6.9         2%              0.8          0%
                                                              -------------- ------------ --------------- ------------
        Net income.......................................     $        8.1         2%     $        2.1          1%
                                                              ============== ============ =============== ============

REVENUES


                                                              PERCENT OF TOTAL REVENUES
                                                        ---------------------------------------
                                                             THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------------
                                                               2001                2002
                                                               ----                ----
          Commercial and Industrial                            86%                 82%
          Residential                                          14%                 18%
                                                               ----                ----
          Total Company                                        100%                100%
                                                               ====                ====


Total revenues decreased $62.1 million, or 15%, from $418.6 million for the three months ended March 31, 2001, to $356.5 million for the three months ended March 31, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the three months ended March 31, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Northwest, as well as increased competition across the country for available work during the three months ended March 31, 2002.

Commercial and industrial revenues decreased $65.4 million, or 18%, from $358.3 million for the three months ended March 31, 2001, to $292.9 million for the three months ended March 31, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the three months ended March 31, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Northwest, as well as increased competition across the country for available work during the three months ended March 31, 2002.

Residential revenues increased $3.3 million, or 5%, from $60.2 million for the three months ended March 31, 2001, to $63.5 million for the three months ended March 31, 2002, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT

                                                                SEGMENT GROSS PROFIT MARGINS
                                                              AS A PERCENT OF SEGMENT REVENUES
                                                            --------------------------------------
                                                                THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------
                                                                   2001               2002
                                                                   ----               ----
               Commercial and Industrial                           17%                14%
               Residential                                         23%                22%
                                                                   ----               ----
               Total Company                                       18%                15%
                                                                   ===                ===


Gross profit decreased $22.0 million, or 29%, from $76.7 million for the three months ended March 31, 2001, to $54.7 million for the three months ended March 31, 2002. Gross profit margin as a percentage of revenues decreased approximately 3% from 18% for the three months ended March 31, 2001 to 15% for the three months ended March 31, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work, project fade recorded on fixed-price contracts at one of our subsidiaries during the three months ended March 31, 2002 and lower margins on work in the communications market.

Commercial and industrial gross profit decreased $22.0 million, or 35%, from $62.7 million for the three months ended March 31, 2001, to $40.7 million for the three months ended March 31, 2002. Commercial and industrial gross profit margin as a percentage of revenues decreased 3% from 17% for the three months ended March 31, 2001, to 14% for the three months ended March 31, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work, project fade recorded on fixed-price contracts at one of our subsidiaries during the three months ended March 31, 2002 and lower margins on work in the communications market.

Residential gross profit decreased $0.1 million, or 1%, from $14.1 million for the three months ended March 31, 2001, to $14.0 million for the three months ended March 31, 2002. Residential gross profit margin as a percentage of revenues decreased 1% from 23% for the three months ended March 31, 2001, to 22% for the three months ended March 31, 2002. This decrease in gross profit margin as a percent of revenues was primarily the result of performing lower margin multi-family work and single-family tract housing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $8.5 million, or 16%, from $51.8 million for the three months ended March 31, 2001, to $43.3 million for the three months ended March 31, 2002. This decrease results from the elimination of certain administrative field and home office personnel during the three months ended March 31, 2002. Selling, general and administrative expenses as a percentage of revenues remained constant at 12% for the three months ended March 31, 2001 and the three months ended March 31, 2002.

RESTRUCTURING CHARGE

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. As a result of the program implementation, we recorded a pre-tax restructuring charge of $1.6 million during the three months ended March 31, 2002. The charge was based on the cost of the workforce reduction program, including severance and other special termination benefits.

INCOME FROM OPERATIONS

Income from operations decreased $11.9 million, or 55%, from $21.7 million for the three months ended March 31, 2001, to $9.8 million for the three months ended March 31, 2002. This decrease in income from operations was primarily attributed to decreased revenues year over year, decreased margins earned on those revenues and a $1.6 million restructuring charge incurred during the three months ended March 31, 2002, partially offset by the elimination of $3.2 million in goodwill amortization in accordance with the current accounting standard.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $6.7 million for the three months ended March 31, 2001, to $6.9 million for the three months ended March 31, 2002, primarily as a result of interest expense attributable to increased borrowings, partially offset by gains on sales of assets and other expenses.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 46.2% for the three months ended March 31, 2001 to 28.1% for the three months ended March 31, 2002. The lower effective tax rate in the current three months was the result of non-deductible goodwill amortization expense during the three months ended March 31, 2001 and the reversal of valuation allowances due to the projected utilization of certain net operating loss carry forwards during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had cash and cash equivalents of $2.7 million, working capital of $238.7 million, outstanding borrowings under our credit facility of $6.0 million, $10.8 million of letters of credit outstanding, and available capacity under our credit facility of $133.2 million. The amount outstanding under our senior subordinated notes was $275.0 million. All debt obligations are on our balance sheet.

During the six months ended March 31, 2002, we generated $8.6 million of net cash from operating activities. This net cash provided by operating activities was comprised of a net loss of $283.0 million, increased by $293.1 million of non-cash charges related primarily to the cumulative effect of change in accounting principle, depreciation expense, and non-cash compensation expenses and decreased by changes in working capital. Working capital changes consisted of a $52.3 million decrease in accounts payable and accrued expenses as a result of payments of year-end accruals, offset by a $37.4 million decrease in accounts receivable as a result of the timing of collections. Working capital changes also included a $10.4 million decrease in costs and estimated earnings in excess of billings on uncompleted projects, a $3.6 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, and an increase in inventories of $5.8 million primarily related to inventory purchased for a contract, with the balance of the change due to other working capital changes. Net cash used in investing activities was $6.5 million, consisting primarily of $6.0 million used for capital expenditures and $0.5 million for investments in available for sale securities and other. Net cash used in financing activities was $2.9 million, resulting primarily from repayments, net of borrowings under our credit facility and proceeds received in connection with the termination of the interest rate swap in February 2002, as discussed below.

Debt Financing. We are party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditures, acquisitions and other corporate purposes that matures May 22, 2004, as amended. Amounts borrowed under our credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus
1.75 percent to 3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in our credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under our credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under our facility, and our facility is secured by the capital stock of those subsidiaries, our accounts receivable and the accounts receivable of those subsidiaries. Borrowings under our credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). Our credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to repurchase shares of common stock, to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. We were in compliance with the financial covenants of our credit facility, as amended, at March 31, 2002. At May 6, 2002, we had no outstanding borrowings under our credit facility.

We have $275.0 million in senior subordinated notes. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

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

In August 2001, we entered into an interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. At September 30, 2001 the fair value of these derivatives was $3.2 million and was included in the balance sheet in other noncurrent assets. We terminated this contract in February, 2002 because the fair value of this derivative was $1.5 million. This amount will be amortized over the remaining life of the bonds.

In February, 2002 we entered into a new interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations, At March 31, 2002 the fair value of these derivatives was ($3.6) million and is included in the balance sheet in other noncurrent liabilities. Under the hedge method of accounting for these types of derivatives, the change in the fair value of the interest rate swap contract is recorded with an offsetting adjustment to the carrying value of the hedged instrument and is thus included in the senior subordinated notes classification as of March 31, 2002.

Borrowings outstanding on our credit facility, our senior subordinated notes and our interest rate swap contract expose us to significant risks. Our credit facility and interest rate swap contract expose us to risks associated with floating interest rates. Our senior subordinated notes are fixed interest rate obligations. The competitiveness of those fixed rates may impair our ability to retire those obligations at reasonable rates before maturity.

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

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging form deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2002, we had invested $1.8 million under our commitment to EnerTech.

Our future contractual obligations include (in thousands):


                                            LESS THAN
                                             ONE YEAR     2003         2004          2005         2006       THEREAFTER     TOTAL
                                          ------------ ---------    ---------     ---------    ---------    ----------    ----------
    Debt and capital lease obligations    $     455    $   1,160    $   6,169     $      85    $      17    $  275,000    $  282,886
    Operating lease obligations.......    $   5,816    $   8,951    $   7,175     $   5,134    $   2,556    $    3,294    $   32,926



Our other commercial commitments expire as follows:

                                            LESS THAN
                                             ONE YEAR     2003         2004          2005         2006       THEREAFTER     TOTAL
                                          ------------ ---------    ---------     ---------    ---------    ----------    ----------
    Standby letters of credit.........    $   4,768    $   6,001    $      --     $      --    $      --    $       --    $   10,769
    Other commercial commitments......    $      --    $      --    $      --     $      --    $      --    $    3,200 (1)$    3,200


(1) Balance of investment commitment in EnerTech.

Outlook. The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we have taken steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. We believe these cuts will result in savings of over $35 million as compared to the prior year. In connection with these cuts, we incurred restructuring charges of $5.6 million during the six months ended March 31, 2002.

We expect to generate cash flow from operations. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that our cash flow from operations will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through the next twelve months. Additionally, we expect to generate enough cash flow from operations to repay any borrowings under our credit facility. Our ability to generate cash flow from operations is dependent on many factors, including demand for our products and services, the availability of work at margins acceptable to us and the ultimate collectibility of our receivables.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations, particularly from residential construction, are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by gross margins for both bid and negotiated projects, the timing of new construction projects and any acquisitions. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the three and six months ended March 31, 2002 would have otherwise been $3.2 million and $6.5 million, respectively. Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short term and long term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our first fiscal quarter following our annual budgeting process.

Based on initial impairment tests performed upon adoption of SFAS No. 142, we recognized a charge of $283.3 million ($7.13 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to their implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which we made evaluations of goodwill impairment by using the estimated future undiscounted cash flows to the asset's carrying amount. Under

SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any significant market risks from commodity price risk or foreign currency exchange risk. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and interest rate risks resulting from the use of an interest rate swap contract that we entered into in February 2002. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2002:

                                             2002         2003         2004          2005         2006      THEREAFTER       TOTAL
                                          ---------    ---------    ----------    ---------    ---------    -----------   ----------
Liabilities -Debt:
    Variable Rate (Credit Facility)...    $      --    $      --    $    6,000    $      --    $      --    $       --    $   6,000
    Average Interest Rate.............         6.82%        6.82%        6.82%           --           --            --         6.82%
    Fixed Rate (senior subordinated
notes)................................    $      --    $      --    $      --     $      --    $      --    $   275,000   $ 275,000
    Interest Rate.....................        9.375%       9.375%       9.375%        9.375%       9.375%        9.375%       9.375%
Fair Value of Debt:
    Variable Rate                                                                                                         $   6,000
    Fixed Rate                                                                                                            $ 253,000
Interest Rate Swap:
    Pay variable/receive fixed........    $      --    $      --    $      --     $      --    $      --    $  100,000    $ 100,000
    Average rate paid (3-Month Trailing
           LIBOR plus 3.86%)..........         5.73%        5.73%        5.73%         5.73%        5.73%         5.73%       5.73%
    Fixed rate received...............        9.375%       9.375%       9.375%        9.375%       9.375%        9.375%       9.375%

Fair Value of Interest Rate Swap:                                                                                         $  (3,610)


              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (A) The Company held its annual meeting of stockholders in Houston, Texas on February 6, 2002. The following sets forth matters submitted to a vote of the stockholders:

         (B) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated December 27, 2001, for terms expiring at the 2005 annual stockholders' meeting or until their successors have been elected and qualified - Class III Directors: Richard China, Alan Sielbeck and C. Byron Snyder.

                  Mr. China was elected by a vote of 30,197,980 shares, being more than a majority of common stock of the Company, and 2,168,808 shares withheld. Mr. Sielbeck was elected by a vote of 29,683,141 shares, being more than a majority of common stock of the Company, and 2,683,647 shares withheld. Mr. Snyder was elected by a vote of 2,586,528 shares, being more than a majority of restricted voting common stock of the Company, and 0 shares withheld.

         (C) The stockholders ratified the appointment of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 29,300,464 shares, being more than a majority of the common stock and restricted voting common stock of the Company, with 4,214,766 shares of common stock voted against, and 144,822 shares of common stock abstained.

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


                                          INTEGRATED ELECTRICAL SERVICES, INC.


Date: May 10, 2002                        By:      /s/ William W. Reynolds
                                                   ---------------------------
                                                   William W. Reynolds
                                                   Executive Vice President and
                                                   Chief Financial Officer