Form 10-Q
period 2002-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2002-07-30
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of July 30, 2002 of the issuer's common stock was 39,975,328 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                        Page
                                                                                                        ----
PART I.       FINANCIAL INFORMATION

     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and
              June 30, 2002........................................................................       2
         Consolidated Statements of Operations for the nine months ended
              June 30, 2002 and 2002...............................................................       3
         Consolidated Statements of Operations for the three months ended
              June 30, 2002 and 2002...............................................................       4
         Consolidated Statement of Stockholders' Equity for the nine months ended
              June 30, 2002........................................................................       5
         Consolidated Statements of Cash Flows for the nine months ended
              June 30, 2002 and 2002...............................................................       6
         Consolidated Statements of Cash Flows for the three months ended
              June 30, 2002 and 2002...............................................................       7
         Condensed Notes to Consolidated Financial Statements......................................       8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      18

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      30

PART II.      OTHER INFORMATION

     Item 6.          Exhibits and reports on Form 8-K.............................................      31

     Signatures ...................................................................................      32

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                September 30,      June 30,
                                                                                     2001            2002
                                                                                --------------    ----------
                                                                                  (Audited)       (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...................................................   $        3,475    $   32,955
Accounts receivable:
    Trade, net of allowance of $5,206 and $5,683 respectively ...............          275,922       236,745
    Retainage ...............................................................           64,933        61,058
    Related parties .........................................................              222           153
Costs and estimated earnings in excess of billings on
    uncompleted contracts ...................................................           62,249        47,983
Inventories .................................................................           21,855        27,568
Prepaid expenses and other current assets ...................................           23,858        16,153
                                                                                --------------    ----------
    Total current assets ....................................................          452,514       422,615

PROPERTY AND EQUIPMENT, net .................................................           70,343        64,470
GOODWILL, net ...............................................................          482,654       199,370
OTHER NON-CURRENT ASSETS ....................................................           27,992        24,783
                                                                                --------------    ----------
       Total assets .........................................................   $    1,033,503    $  711,238
                                                                                ==============    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt ....................   $          679    $      474
Accounts payable and accrued expenses .......................................          164,272       120,702
Income taxes payable ........................................................              700           161
Billings in excess of costs and estimated earnings on
    uncompleted contracts ...................................................           50,234        57,240
                                                                                --------------    ----------
    Total current liabilities ...............................................          215,885       178,577

LONG-TERM BANK DEBT .........................................................           12,000            --
OTHER LONG-TERM DEBT, net of current maturities .............................              872         1,299
SENIOR SUBORDINATED NOTES, net of $4,949 and $4,442
    unamortized discount, respectively ......................................          273,210       273,691
OTHER NON-CURRENT LIABILITIES ...............................................            2,892         3,653
                                                                                --------------    ----------
       Total liabilities ....................................................          504,859       457,220
                                                                                --------------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ..........................................               --            --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,331,672 and 38,430,113 shares issued, respectively ................              383           384
    Restricted voting common stock, $.01 par value, 2,605,709 shares
       issued, authorized and outstanding ...................................               26            26
    Treasury stock, at cost, 1,245,879 and 1,068,577 shares, respectively ...           (9,181)       (7,909)
    Additional paid-in capital ..............................................          428,640       428,340
    Retained earnings (deficit) .............................................          108,719      (166,835)
    Accumulated other comprehensive income ..................................               57            12
                                                                                --------------    ----------
       Total stockholders' equity ...........................................          528,644       254,018
                                                                                --------------    ----------
       Total liabilities and stockholders' equity ...........................   $    1,033,503    $  711,238
                                                                                ==============    ==========

  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                               Nine Months Ended June 30,
                                                                              ----------------------------
                                                                                  2001            2002
                                                                              ------------    ------------
                                                                                      (Unaudited)
Revenues ..................................................................   $  1,269,575    $  1,106,479
Cost of services (including depreciation) .................................      1,036,530         936,058
                                                                              ------------    ------------
     Gross profit .........................................................        233,045         170,421

Selling, general and administrative expenses ..............................        156,744         133,083
Restructuring charges .....................................................             --           5,556
Goodwill amortization .....................................................          9,737              --
                                                                              ------------    ------------
     Income from operations ...............................................         66,564          31,782
                                                                              ------------    ------------

Other (income)/expense:
     Interest expense .....................................................         18,993          19,766
     Gain on sale of assets ...............................................            (98)           (157)
     Other expense, net ...................................................            367             524
                                                                              ------------    ------------
                                                                                    19,262          20,133
                                                                              ------------    ------------
Income before income taxes and cumulative effect of change
     in accounting principle ..............................................         47,302          11,649

Provision for income taxes ................................................         21,686           3,919
Cumulative effect of change in accounting principle, net of
     tax ..................................................................             --         283,284
                                                                              ------------    ------------
Net income (loss) .........................................................   $     25,616    $   (275,554)
                                                                              ============    ============

Basic earnings (loss) per share:
     Basic earnings per share before cumulative effect
          of change in accounting principle ...............................   $       0.63    $       0.19
                                                                              ============    ============
     Cumulative effect of change in accounting principle ..................   $         --    $      (7.10)
                                                                              ============    ============
     Basic earnings (loss) per share ......................................   $       0.63    $      (6.91)
                                                                              ============    ============

Diluted earnings (loss) per share:
     Diluted earnings per share before cumulative effect
          of change in accounting principle ...............................   $       0.62    $       0.19
                                                                              ============    ============
     Cumulative effect of change in accounting principle ..................   $         --    $      (7.10)
                                                                              ============    ============
     Diluted earnings (loss) per share ....................................   $       0.62    $      (6.91)
                                                                              ============    ============

Shares used in the computation of earnings (loss) per share (Note 5):
     Basic ................................................................     40,637,478      39,877,209
                                                                              ============    ============
     Diluted ..............................................................     41,114,463      39,877,209
                                                                              ============    ============



  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                         Three Months Ended June 30,
                                                                         ----------------------------
                                                                             2001            2002
                                                                         ------------    ------------
                                                                                 (Unaudited)
Revenues .............................................................   $    423,988    $    374,819
Cost of services (including depreciation) ............................        342,233         316,328
                                                                         ------------    ------------
     Gross profit ....................................................         81,755          58,491

Selling, general and administrative expenses .........................         52,971          39,918
Goodwill amortization ................................................          3,244              --
                                                                         ------------    ------------
     Income from operations ..........................................         25,540          18,573
                                                                         ------------    ------------

Other (income)/expense:
     Interest expense ................................................          6,499           6,337
     Gain on sale of assets ..........................................            (21)            (24)
     Other expense, net ..............................................             54              47
                                                                         ------------    ------------
                                                                                6,532           6,360
                                                                         ------------    ------------
Income before income taxes ...........................................         19,008          12,213

Provision for income taxes ...........................................          8,475           4,736
                                                                         ------------    ------------
Net income ...........................................................   $     10,533    $      7,477
                                                                         ============    ============


Basic earnings per share .............................................   $       0.26    $       0.19
                                                                         ============    ============

Diluted earnings per share ...........................................   $       0.26    $       0.19
                                                                         ============    ============


Shares used in the computation of earnings per share (Note 5):
     Basic ...........................................................     40,321,415      39,936,914
                                                                         ============    ============
     Diluted .........................................................     40,956,004      40,073,939
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

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                 Restricted Voting                                                     Accumulated
                               Common Stock        Common Stock        Treasury Stock      Additional     Retained        Other
                            -------------------  -----------------  --------------------     Paid-In      Earnings    Comprehensive
                              Shares     Amount    Shares   Amount    Shares     Amount      Capital     (Deficit)    Income (Loss)
                            ----------   ------  ---------  ------  ----------   -------   -----------   ----------   -------------
BALANCE,
    September 30,
    2001 .................  38,331,672   $  383  2,605,709  $   26  (1,245,879)  $(9,181)  $   428,640   $  108,719   $          57
Issuance of stock
    (unaudited) ..........       5,740       --         --      --     213,150     1,321          (359)          --              --
Purchase of stock
    (unaudited) ..........          --       --         --      --    (100,000)     (523)           --           --              --
Issuance of stock
    under employee
    stock purchase
    plan (unaudited) .....          --       --         --      --      55,742       411          (411)          --              --
Exercise of stock
    options
    (unaudited) ..........      92,701        1         --      --       8,410        63           470           --              --
Unrealized holding
    loss on securities,
    net of tax
    (unaudited) ..........          --       --         --      --          --        --            --           --             (45)
Net loss (unaudited) .....          --       --         --      --          --        --            --     (275,554)             --
Comprehensive loss
    (unaudited) ..........
                            ----------   ------  ---------  ------  ----------   -------   -----------   ----------   -------------
BALANCE, June 30,
    2002 (unaudited) .....  38,430,113   $  384  2,605,709  $   26  (1,068,577)  $(7,909)  $   428,340   $ (166,835)  $          12
                            ==========   ======  =========  ======  ==========   =======   ===========   ==========   =============

                                Total
                            Stockholders'
                               Equity
                            -------------
BALANCE,
    September 30,
    2001 .................  $     528,644
Issuance of stock
    (unaudited) ..........            962
Purchase of stock
    (unaudited) ..........           (523)
Issuance of stock
    under employee
    stock purchase
    plan (unaudited) .....             --
Exercise of stock
    options
    (unaudited) ..........            534
Unrealized holding
    loss on securities,
    net of tax
    (unaudited) ..........            (45)
Net loss (unaudited) .....       (275,554)
                            =============
Comprehensive loss
    (unaudited) ..........       (275,599)
                            =============
BALANCE, June 30,
    2002 (unaudited) .....  $     254,018
                            =============



  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Nine Months Ended June 30,
                                                                              ----------------------------
                                                                                  2001            2002
                                                                              ------------    ------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ....................................................   $     25,616    $   (275,554)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities -
        Cumulative effect of change in accounting principle ...............             --         283,284
        Depreciation and amortization .....................................         21,354          12,707
        Gain on sale of property and equipment ............................            (98)           (157)
        Non-cash compensation expense .....................................            426           1,422
        Changes in operating assets and liabilities
        (Increase) decrease in:
               Accounts receivable, net ...................................         34,393          43,121
               Inventories ................................................         (4,143)         (5,713)
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ...........         (4,146)         14,266
               Prepaid expenses and other current assets ..................        (18,827)          9,083
          Increase (decrease) in:
               Accounts payable and accrued expenses ......................        (55,704)        (40,254)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts .....................          2,358           7,006
               Income taxes payable .......................................          5,984            (539)
               Other, net .................................................          3,143          (1,399)
                                                                              ------------    ------------
                    Net cash provided by operating activities .............         10,356          47,273
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment .........................            930             867
     Additions to property and equipment ..................................        (19,743)         (7,545)
     Purchase of businesses, net of cash acquired .........................           (233)             --
     Investments in available for sale securities .........................         (5,249)           (300)
     Additions to note receivable from affiliate ..........................             --            (583)
                                                                              ------------    ------------
                    Net cash used by investing activities .................        (24,295)         (7,561)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ...........................................................        212,565          74,558
     Repayments of debt ...................................................       (185,570)        (86,331)
     Proceeds from sale of interest rate swap .............................             --           1,530
     Purchase of treasury stock ...........................................        (10,104)           (523)
     Payments for debt issuance costs .....................................         (5,358)             --
     Issuance of stock ....................................................          1,029              --
     Proceeds from sale of treasury stock .................................            980              --
     Proceeds from exercise of stock options ..............................             48             534
                                                                              ------------    ------------
                    Net cash provided by (used by) financing activities ...         13,590         (10,232)
                                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................           (349)         29,480
CASH AND CASH EQUIVALENTS, beginning of period ............................            770           3,475
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ..................................   $        421    $     32,955
                                                                              ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ........................................................   $     14,732    $     13,757
          Income taxes ....................................................   $     22,466    $      4,861



  The accompanying condensed notes to financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Three Months Ended June 30,
                                                                         ----------------------------
                                                                             2001            2002
                                                                         ------------    ------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................   $     10,533    $      7,477
     Adjustments to reconcile net income to net cash
        provided by operating activities -
        Depreciation and amortization ................................          7,399           4,133
        Gain on sale of property and equipment .......................            (21)            (24)
        Non-cash compensation expense ................................            142              --
        Changes in operating assets and liabilities
        (Increase) decrease in:
               Accounts receivable, net ..............................         (3,152)          5,729
               Inventories ...........................................         (3,618)             89
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ......         (3,351)          3,827
               Prepaid expenses and other current assets .............         (6,518)          4,566
          Increase (decrease) in:
               Accounts payable and accrued expenses .................            242          10,854
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ................            512           3,404
               Income taxes payable ..................................          5,088             (74)
               Other, net ............................................          2,053          (2,521)
                                                                         ------------    ------------
                    Net cash provided by operating activities ........          9,309          37,460
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ....................            411             456
     Additions to property and equipment .............................         (7,360)         (1,554)
     Investments in available for sale securities ....................           (400)             --
                                                                         ------------    ------------
                    Net cash used by investing activities ............         (7,349)         (1,098)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ......................................................        155,565             175
     Repayments of debt ..............................................       (143,813)         (6,284)
     Proceeds from sale of interest rate swap ........................             --              --
     Purchase of treasury stock ......................................         (8,648)           (523)
     Payments for debt issuance costs ................................         (5,358)             --
     Proceeds from sale of treasury stock ............................             --              --
     Proceeds from exercise of stock options .........................             48             516
     Proceeds from issuance of stock .................................             34              --
                                                                         ------------    ------------
                    Net cash used by financing activities ............         (2,172)         (6,116)
                                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................           (212)         30,246
CASH AND CASH EQUIVALENTS, beginning of period .......................            633           2,709
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, end of period .............................   $        421    $     32,955
                                                                         ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...................................................   $      2,657    $        391
          Income taxes ...............................................   $      3,376    $        659



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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2001 filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the three and nine months ended June 30, 2002 would have otherwise been $3.2 million and $9.7 million, respectively. Material amounts of recorded goodwill attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests annually during the first fiscal quarter.

Based on the Company's impairment tests performed upon adoption of SFAS No. 142, it recognized a charge of $283.3 million ($7.10 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of its reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the Company's first quarter 2002 income statement. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows:

                            September 30,     Impairment    June 30,
                                 2001         Adjustment      2002
                            --------------   ------------   --------
Commercial and Industrial   $      418,887   $    277,042   $141,845
Residential                         63,767          6,242     57,525
                            --------------   ------------   --------
                            $      482,654   $    283,284   $199,370
                            ==============   ============   ========

The unaudited results of operations presented below for the nine months ended June 30, 2002 and adjusted results of operations for the nine months ended June 30, 2001 reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective October 1, 2000:

                                                     Nine Months Ended June 30,
                                                     ---------------------------
                                                         2001           2002
                                                     ------------   ------------
Reported net income (loss) .......................   $     25,616   $   (275,554)
Add: Cumulative effect of change in accounting ...                       283,284
       principle, net of tax .....................             --
Add: Goodwill amortization, net of tax ...........          9,737             --
                                                     ------------   ------------
Adjusted net income ..............................   $     35,353   $      7,730
                                                     ============   ============

Basic earnings (loss) per share:
     Reported net income (loss) ..................   $       0.63   $      (6.91)
     Add: Cumulative effect of change in
     accounting principle, net of tax ............             --           7.10
     Add: Goodwill amortization, net of tax ......           0.24             --
                                                     ------------   ------------
     Adjusted net income .........................   $       0.87   $       0.19
                                                     ============   ============

Diluted earnings (loss) per share:
     Reported net income (loss) ..................   $       0.62   $      (6.91)
     Add: Cumulative effect of change in
     accounting principle, net of tax ............             --           7.10
     Add: Goodwill amortization, net of tax ......           0.24             --
                                                     ------------   ------------
     Adjusted net income (loss) ..................   $       0.86   $       0.19
                                                     ============   ============

3. RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the nine months ended June 30, 2002. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. At June 30, 2002, approximately $1.5 million of these charges have not been paid and are included in accrued expenses.

4. DEBT

Credit Facility

The Company is party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004, as amended (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements; a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. The Company was in compliance with the financial covenants of its Credit Facility, as amended, at June 30, 2002. As of June 30, 2002, the Company had no borrowings outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $18.9 million, $1.8 million of other borrowings and available borrowing capacity under its Credit Facility of $131.1 million.

Senior Subordinated Notes

The Company has $275.0 million in senior subordinated notes. The senior subordinated notes bear interest at 9.375% and mature on February 1, 2009. The Company pays interest on the senior subordinated notes on February 1 and August 1 of each year. The senior subordinated notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the senior subordinated notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends.

Interest Rate Swap

The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company pays the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty pays the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. At September 30, 2001, the interest rate swap had a fair value of $3.2 million and is included in the balance sheet in other noncurrent assets. The Company terminated this interest rate swap agreement in February 2002. The Company received proceeds equal to the fair value of the swap on the date of termination of $1.5 million, which is being amortized over the remaining life of the bonds.

The Company entered into a new interest rate swap agreement in February 2002, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company pays the counterparty variable rate interest (3-month trailing LIBOR plus 3.86%) and the counterparty pays the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Such interest rate swap contract is reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. The interest rate swap is considered to be perfectly effective because it qualifies for the "short-cut" method and therefore there is no net change in fair value to be recognized in income. At June 30, 2002, the interest rate swap had a fair value of $1.6 million and is included in the balance sheet in other noncurrent assets.

Debt consists of the following (in thousands):

                                                                         September 30,        June 30,
                                                                              2001              2002
                                                                         --------------    --------------
Secured credit facility with a group of lending institutions, due ....   $       12,000    $           --
      May 22, 2004, at a weighted average interest rate of 7.56%
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 9.50% ....          150,000           150,000
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00% ...          125,000           125,000
Other ................................................................            1,551             1,773
                                                                         --------------    --------------
      Total debt .....................................................          288,551           276,773
Less - short-term debt and current maturities of long-term debt ......             (679)             (474)
Less - unamortized discount on senior subordinated notes .............           (4,949)           (4,442)
Add - fair value of terminated interest rate hedge ...................               --             1,530
Add - fair value of interest rate hedge ..............................            3,159             1,603
                                                                         --------------    --------------
      Total long-term debt ...........................................   $      286,082    $      274,990
                                                                         ==============    ==============

5. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the nine months ended June 30, 2001 and 2002 (in thousands, except share information):

                                                            Nine Months Ended June,
                                                          ---------------------------
                                                              2001           2002
                                                          ------------   ------------
Numerator:
    Net income (loss) .................................   $     25,616   $   (275,554)
                                                          ============   ============

Denominator:
    Weighted average shares outstanding - basic .......     40,637,478     39,877,209
    Effect of dilutive stock options ..................        476,985             --
                                                          ------------   ------------
    Weighted average shares outstanding - diluted .....     41,114,463     39,877,209
                                                          ============   ============

Earnings (loss) per share:
    Basic .............................................   $       0.63   $      (6.91)
    Diluted ...........................................   $       0.62   $      (6.91)

The Company excluded 47,766 shares from its calculation of weighted shares outstanding because the Company reported a loss during the period, and including them would have had an antidilutive effect on loss per share. For the nine months ended June 30, 2001 and 2002, stock options of 4.4 million and 6.2 million respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company's common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 2001 and 2002 (in thousands, except share information):


                                                          Three Months Ended June 30,
                                                          ---------------------------
                                                              2001           2002
                                                          ------------   ------------
Numerator:
    Net income ........................................   $     10,533   $      7,477
                                                          ============   ============

Denominator:
    Weighted average shares outstanding - basic .......     40,321,415     39,936,914
    Effect of dilutive stock options ..................        634,589        137,025
                                                          ------------   ------------
    Weighted average shares outstanding - diluted .....     40,956,004     40,073,939
                                                          ============   ============

Earnings per share:
    Basic .............................................   $       0.26   $       0.19
    Diluted ...........................................   $       0.26   $       0.19

For the three months ended June 30, 2001 and 2002, stock options of 4.4 million were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

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

During the nine months ended June 30, 2002, the Company realigned its operations between two reportable segments: commercial/industrial and residential. The commercial/industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Other includes expenses associated with the Company's home office and regional infrastructure.

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

Segment information for the nine months ended June 30, 2001 and 2002 is as follows (in thousands):

                                                                   NINE MONTHS ENDED JUNE 30, 2001
                                                     ----------------------------------------------------------
                                                      COMMERCIAL/
                                                      INDUSTRIAL    RESIDENTIAL       OTHER            TOTAL
                                                     ------------   ------------   ------------    ------------
Revenues .........................................   $  1,075,672   $    193,903   $         --    $  1,269,575
Cost of services (including depreciation)  .......        888,069        148,461             --       1,036,530
                                                     ------------   ------------   ------------    ------------
Gross profit .....................................        187,603         45,442             --         233,045

Selling, general and administrative ..............        103,584         23,035         30,125         156,744
Goodwill amortization ............................          8,348          1,389             --           9,737
                                                     ------------   ------------   ------------    ------------
Operating income .................................   $     75,671   $     21,018   $    (30,125)   $     66,564
                                                     ============   ============   ============    ============

Other data:
Depreciation expense .............................   $      9,674   $      1,288   $        655    $     11,617
Capital expenditures .............................         12,922          1,533          5,288          19,743
Total assets .....................................        835,930        114,221         67,736       1,017,887


                                                                 NINE MONTHS ENDED JUNE 30, 2002
                                                     ----------------------------------------------------------
                                                      COMMERCIAL/
                                                      INDUSTRIAL    RESIDENTIAL       OTHER           TOTAL
                                                     ------------   ------------   ------------    ------------
Revenues .........................................   $    903,126   $    203,353   $         --    $  1,106,479
Cost of services (including depreciation) ........        778,589        157,469             --         936,058
                                                     ------------   ------------   ------------    ------------
Gross profit .....................................        124,537         45,884             --         170,421

Selling, general and administrative ..............         87,556         24,886         20,641         133,083
Restructuring charge .............................             --             --          5,556           5,556
                                                     ------------   ------------   ------------    ------------
Operating income .................................   $     36,981   $     20,998   $    (26,197)   $     31,782
                                                     ============   ============   ============    ============

Other data:
Depreciation expense .............................   $     10,530   $        768   $      1,409    $     12,707
Capital expenditures .............................          4,807            434          2,304           7,545
Total assets .....................................        516,578         99,973         94,687         711,238


The Company's information for the nine months ended June 30, 2001 has been restated for consistency with the current year presentation.

Segment information for the three months ended June 30, 2001 and 2002 is as follows (in thousands):

                                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                     ----------------------------------------------------------
                                                      COMMERCIAL/
                                                      INDUSTRIAL    RESIDENTIAL       OTHER           TOTAL
                                                     ------------   ------------   ------------    ------------
Revenues .........................................   $    352,203   $     71,785   $         --    $    423,988
Cost of services (including depreciation)  .......        287,942         54,291             --         342,233
                                                     ------------   ------------   ------------    ------------
Gross profit .....................................         64,261         17,494             --          81,755

Selling, general and administrative ..............         32,912          8,686         11,373          52,971
Goodwill amortization ............................          2,652            592             --           3,244
                                                     ------------   ------------   ------------    ------------
Operating income .................................   $     28,697   $      8,216   $    (11,373)   $     25,540
                                                     ============   ============   ============    ============

Other data:
Depreciation expense .............................   $      3,449   $        460   $        246    $      4,155
Capital expenditures .............................          4,855            498          2,007           7,360
Total assets .....................................        835,930        114,221         67,736       1,017,887


                                                                  THREE MONTHS ENDED JUNE 30, 2002
                                                     ----------------------------------------------------------
                                                      COMMERCIAL/
                                                      INDUSTRIAL    RESIDENTIAL       OTHER           TOTAL
                                                     ------------   ------------   ------------    ------------
Revenues .........................................   $    302,152   $     72,667   $         --    $    374,819
Cost of services (including depreciation) ........        261,343         54,985             --         316,328
                                                     ------------   ------------   ------------    ------------
Gross profit .....................................         40,809         17,682             --          58,491

Selling, general and administrative ..............         25,029          8,406          6,483          39,918
                                                     ------------   ------------   ------------    ------------
Operating income .................................   $     15,780   $      9,276   $     (6,483)   $     18,573
                                                     ============   ============   ============    ============

Other data:
Depreciation expense .............................   $      3,511   $        158   $        464    $      4,133
Capital expenditures .............................            980            170            404           1,554
Total assets .....................................        516,578         99,973         94,687         711,238

The Company's information for the three months ended June 30, 2001 has been restated for consistency with the current year presentation. The Company does not have significant operations or long-lived assets in countries outside of the United States.

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

The Company granted a restricted stock award of 400,000 shares under its 1999 Plan. The market value of the stock on the date of grant for this award was $2.3 million. During the nine months ended June 30, 2001 and 2002, the Company amortized $0.3 million and $1.4 million, respectively, in connection with this award. During the three months ended June 30, 2001 the Company amortized $0.1 million in connection with this award. The award became fully vested and was fully amortized during the three months ended December 31, 2001. Accordingly, the Company had no amortization expense related to this award during the three months ended June 30, 2002.

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

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2002, the Company had invested $1.8 million under its commitment to EnerTech.

9. SUBSEQUENT EVENTS

On July 11, 2002 and July 30, 2002, the Company purchased $10.0 million and $1.5 million of its 9.375% senior subordinated notes due February 1, 2009 at 96% and 91% of par, respectively.

On July 25, 2002, the Company sold one of its subsidiaries for approximately $6.6 million in cash and approximately 241,000 shares of its common stock.

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

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from the southern part of the United States. Downturns in new construction activity or in construction in the southern United States could affect our results.

We complete most projects within one year, while we frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service and time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

We are self-insured for workers' compensation, auto liability, general liability and employee-related health care claims, subject to large deductibles. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2002

The following table presents selected unaudited historical financial information for the nine months ended June 30, 2001 and 2002.

                                                             Nine Months Ended June 30,
                                                     -----------------------------------------
                                                       2001        %         2002         %
                                                     --------   -------    --------    -------
                                                               (dollars in millions)
Revenues .........................................   $1,269.6       100%   $1,106.5        100%
Cost of services (including depreciation) ........    1,036.6        82%      936.1         85%
                                                     --------   -------    --------    -------
        Gross profit .............................      233.0        18%      170.4         15%
Selling, general & administrative expenses .......      156.7        12%      133.0         12%
Restructuring charge .............................         --         0%        5.6          1%
Goodwill amortization ............................        9.7         1%         --          0%
                                                     --------   -------    --------    -------
        Income from operations ...................       66.6         5%       31.8          3%
Interest and other expense, net ..................       19.3         1%       20.1          2%
                                                     --------   -------    --------    -------
        Income before income taxes and
            cumulative effect of change in
            accounting principle .................       47.3         4%       11.7          1%
Provision for income taxes .......................       21.7         2%        3.9          0%
Cumulative effect of change in accounting
            principle, net of tax ................         --         0%      283.3         26%
                                                     --------   -------    --------    -------
        Net income (loss) ........................   $   25.6         2%   $ (275.5)       (25)%
                                                     ========   =======    ========    =======

REVENUES

                            PERCENT OF TOTAL REVENUES
                            --------------------------
                            NINE MONTHS ENDED JUNE 30,
                            --------------------------
                             2001                2002
                            ------              ------
Commercial and Industrial       85%                 81%
Residential                     15%                 19%
                            ------              ------

Total Company                  100%                100%
                            ======              ======

Total revenues decreased $163.1 million, or 13%, from $1,269.6 million for the nine months ended June 30, 2001 to $1,106.5 million for the nine months ended June 30, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the nine months ended June 30, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Midwest, as well as increased competition across the country for available work during the nine months ended June 30, 2002.

Commercial and industrial revenues decreased $172.6 million, or 16 %, from $1,075.7 million for the nine months ended June 30, 2001, to $903.1 million for the nine months ended June 30, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the nine months ended June 30, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Northwest and Midwest, as well as increased competition across the country for available work during the nine months ended June 30, 2002.

Residential revenues increased $9.5 million, or 5%, from $193.9 million for the nine months ended June 30, 2001, to $203.4 million for the nine months ended June 30, 2002, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT

                              SEGMENT GROSS PROFIT MARGINS
                            AS A PERCENT OF SEGMENT REVENUES
                            --------------------------------
                               NINE MONTHS ENDED JUNE 30,
                            --------------------------------
                              2001                      2002
                            ------                    ------
Commercial and Industrial       17%                       14%
Residential                     23%                       23%
                            ------                    ------

Total Company                   18%                       15%
                            ======                    ======

Gross profit decreased $62.6 million, or 27%, from $233.0 million for the nine months ended June 30, 2001, to $170.4 million for the nine months ended June 30, 2002. Gross profit margin as a percentage of revenues decreased approximately 3 percentage points from 18% for the nine months ended June 30, 2001 to 15% for the nine months ended June 30, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work, project fade recorded on fixed-price contracts at some of our subsidiaries during the nine months ended June 30, 2002 and lower margins on work in the communications market.

Commercial and industrial gross profit decreased $63.1 million, or 34%, from $187.6 million for the nine months ended June 30, 2001, to $124.5 million for the nine months ended June 30, 2002. Commercial and industrial gross profit margin as a percentage of revenues decreased 3 percentage points from 17% for the nine months ended June 30, 2001, to 14% for the nine months ended June 30, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work, project fade recorded on fixed-price contracts at one of our subsidiaries during the nine months ended June 30, 2002 and lower margins on work in the communications market.

Residential gross profit increased $0.5 million, or 1%, from $45.4 million for the nine months ended June 30, 2001, to $45.9 million for the nine months ended June 30, 2002. Residential gross profit margin as a percentage of revenues remained the same at 23% for the nine months ended June 30, 2001 and 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $23.7 million, or 15%, from $156.7 million for the nine months ended June 30, 2001, to $133.0 million for the nine months ended

June 30, 2002. This decrease was primarily the result of the termination of certain administrative field and home office personnel during the nine months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues remained the same at 12% for the nine months ended June 30, 2001 and 2002.

RESTRUCTURING CHARGES

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the nine months ended June 30, 2002. The charges were based on the cost of the workforce reduction program, including severance and other termination benefits. At June 30, 2002, approximately $1.5 million of these charges have not been paid and are included in accrued expenses.

INCOME FROM OPERATIONS

Income from operations decreased $34.8 million, or 52%, from $66.6 million for the nine months ended June 30, 2001, to $31.8 million for the nine months ended June 30, 2002. This decrease in income from operations was primarily attributed to decreased revenues year over year, decreased margins earned on those revenues and restructuring charges of $5.6 million incurred during the nine months ended June 30, 2002, partially offset by the non-recurring goodwill amortization of $9.7 million incurred during the nine months ended June 30, 2001 in accordance with the current accounting standard.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased $0.8 million from $19.3 million for the nine months ended June 30, 2001, to $20.1 million for the nine months ended June 30, 2002, primarily as a result of interest expense attributable to increased average borrowings over the period and a $0.7 million loss recorded on our investment in Energy Photovoltaics, Inc.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 45.9% for the nine months ended June 30, 2001 to 33.6% for the nine months ended June 30, 2002. The effective rate for the nine months ended June 30, 2001 included a provision for non-deductible goodwill amortization expense while the effective tax rate for the nine months ended June 30, 2002 included the effect of the reversal of certain valuation allowances due to the projected utilization of certain net operating loss carry forwards.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

The following table presents selected unaudited historical financial information for the three months ended June 30, 2001 and 2002.

                                                           Three Months Ended June 30,
                                                     ----------------------------------------
                                                       2001        %         2002        %
                                                     --------   -------    --------   -------
                                                               (dollars in millions)
Revenues .........................................   $  424.0       100%   $  374.8       100%
Cost of services (including depreciation) ........      342.2        81%      316.3        84%
                                                     --------   -------    --------   -------
        Gross profit .............................       81.8        19%       58.5        16%
Selling, general & administrative expenses .......       53.0        12%       39.9        11%
Goodwill amortization ............................        3.2         1%         --         0%
                                                     --------   -------    --------   -------
        Income from operations ...................       25.6         6%       18.6         5%
Interest and other expense, net ..................        6.6         1%        6.4         2%
                                                     --------   -------    --------   -------
        Income before income taxes ...............       19.0         5%       12.2         3%
Provision for income taxes .......................        8.5         2%        4.7         1%
                                                     --------   -------    --------   -------
        Net income ...............................   $   10.5         3%   $    7.5         2%
                                                     ========   =======    ========   =======

REVENUES

                             PERCENT OF TOTAL REVENUES
                            ---------------------------
                            THREE MONTHS ENDED JUNE 30,
                            ---------------------------
                             2001                 2002
                            ------               ------
Commercial and Industrial       83%                  81%
Residential                     17%                  19%
                            ------               ------

Total Company                  100%                 100%
                            ======               ======

Total revenues decreased $49.2 million, or 12%, from $424.0 million for the three months ended June 30, 2001, to $374.8 million for the three months ended June 30, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the three months ended June 30, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Midwest, as well as increased competition across the country for available work during the three months ended June 30, 2002.

Commercial and industrial revenues decreased $50.1 million, or 14%, from $352.2 million for the three months ended June 30, 2001, to $302.1 million for the three months ended June 30, 2002. This decrease in revenues is primarily the result of non-recurring work performed for one customer during the three months ended June 30, 2001, a increase in revenues from communications work and a decrease of non-residential revenues in the Midwest, as well as increased competition across the country for available work during the three months ended June 30, 2002.

Residential revenues increased $0.9 million, or 1%, from $71.8 million for the three months ended June 30, 2001, to $72.7 million for the three months ended June 30, 2002, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT

                              SEGMENT GROSS PROFIT MARGINS
                            AS A PERCENT OF SEGMENT REVENUES
                            --------------------------------
                              THREE MONTHS ENDED JUNE 31,
                            --------------------------------
                             2001                      2002
                            ------                    ------
Commercial and Industrial       18%                       14%
Residential                     24%                       24%
                            ------                    ------

Total Company                   19%                       16%
                            ======                    ======

Gross profit decreased $23.3 million, or 28%, from $81.8 million for the three months ended June 30, 2001, to $58.5 million for the three months ended June 30, 2002. Gross profit margin as a percentage of revenues decreased approximately 3 percentage points from 19% for the three months ended June 30, 2001 to 16% for the three months ended June 30, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work and lower margins on work in the communications market.

Commercial and industrial gross profit decreased $23.5 million, or 36%, from $64.3 million for the three months ended June 30, 2001, to $40.8 million for the three months ended June 30, 2002. Commercial and industrial gross profit margin as a percentage of revenues decreased 4 percentage points from 18% for the three months ended June 30, 2001, to 14% for the three months ended June 30, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work and lower margins on work in the communications market.

Residential gross profit increased $0.2 million, or 1%, from $17.5 million for the three months ended June 30, 2001, to $17.7 million for the three months ended June 30, 2002. Residential gross profit margin as a percentage of revenues remained the same at 24% for the three months ended June 30, 2001 and 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $13.1 million, or 25%, from $53.0 million for the three months ended June 30, 2001, to $39.9 million for the three months ended June 30, 2002. This decrease was primarily the result of the termination of certain administrative field and home office personnel during the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues decreased 1% from the three months ended June 30, 2001 to the three months ended June 30, 2002 as a result of these non-recurring expenses.

INCOME FROM OPERATIONS

Income from operations decreased $7 million, or 27%, from $25.6 million for the three months ended June 30, 2001, to $18.6 million for the three months ended June 30, 2002. This decrease in income from operations was primarily attributed to decreased revenues year over year, decreased margins earned on those revenues partially offset by the non-recurring amortization of goodwill of $3.2 million incurred during the three months ended June 30, 2001 in accordance with the current accounting standard.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $6.6 million for the three months ended June 30, 2001, to $6.4 million for the three months ended June 30, 2002, primarily as a result of decreased interest expense attributable to decreased average borrowings over the period.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 44.7% for the three months ended June 30, 2001 to 38.8% for the three months ended June 30, 2002. The lower effective tax rate in the current three months was the result of non-deductible goodwill amortization expense during the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had cash and cash equivalents of $33.0 million, working capital of $244.0 million, no outstanding borrowings under our credit facility, $18.9 million of letters of credit outstanding, and available capacity under our credit facility of $131.1 million. The amount outstanding under our senior subordinated notes was $275.0 million. All debt obligations are on our balance sheet.

During the nine months ended June 30, 2002, we generated $47.3 million of net cash from operating activities. This net cash provided by operating activities was comprised of a net loss of $275.6 million, increased by $297.4 million of non-cash charges related primarily to the cumulative effect of change in accounting principle, depreciation expense, and non-cash compensation expenses and increased by changes in working capital. Working capital changes consisted of a $43.1 million decrease in accounts receivable due to the timing of collections, offset by a $40.3 million decrease in accounts payable and accrued expenses as a result of the timing of payments made. Working capital changes also included a $14.3 million increase in costs and estimated earnings in excess of billings on uncompleted projects, a $7.0 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, and a $9.1 million decrease in prepaids and other current assets with the balance of the change due to other working capital changes. Net cash used in investing activities was $7.6 million, consisting primarily of $7.5 million used for capital expenditures. Net cash used in financing activities was $10.2 million, resulting primarily from repayments, net of borrowings under our credit facility and proceeds received in connection with the termination of the interest rate swap in February 2002, as discussed below.

Debt Financing. We are party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditures, acquisitions and other corporate purposes that matures May 22, 2004, as amended. Amounts borrowed under our credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus
1.75 percent to 3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in our credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under our credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under our facility, and our facility is secured by the capital stock of those subsidiaries, our accounts receivable and the accounts receivable of those subsidiaries. Borrowings under our credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). Our credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to repurchase shares of common stock, to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. We were in compliance with the financial covenants of our credit facility, as amended, at June 30, 2002. At July 30, 2002, we had no outstanding borrowings under our credit facility.

We have $275.0 million in senior subordinated notes. The notes bear interest at 9.375% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends.

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

In August 2001, we entered into an interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. At September 30, 2001 the fair value of this derivative was $3.2 million and was included in other noncurrent assets. We terminated this contract in February, 2002. We received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds.

In February, 2002 we entered into a new interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. At June 30, 2002 the fair value of this derivative was $1.6 million and is included in the balance sheet in other noncurrent assets. Under the fair value hedge method of accounting for these types of derivatives, the change in the fair value of the interest rate swap contract is recorded with an offsetting adjustment to the carrying value of the hedged instrument and is thus included in the senior subordinated notes classification as of June 30, 2002.

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

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2002, we had invested $1.8 million under our commitment to EnerTech.

Our future contractual obligations include (in thousands):


                                                LESS THAN
                                                ONE YEAR      2003       2004       2005       2006     THEREAFTER     TOTAL
                                                ---------   --------   --------   --------   --------   ----------   ---------
Debt and capital lease obligations ......       $     474   $    574   $    411   $    287   $     26   $  275,000   $ 276,773
Operating lease obligations .............       $   4,728   $  9,458   $  7,016   $  5,087   $  2,648   $    3,334   $  32,270


Our other commercial commitments expire as follows:

                                      LESS THAN
                                      ONE YEAR      2003       2004       2005       2006     THEREAFTER        TOTAL
                                      ---------   --------   --------   --------   --------   ----------      ---------
Standby letters of credit .........   $  11,521   $  7,349   $     --   $     --   $     --   $       --      $  18,870
Other commercial commitments ......   $      --   $     --   $     --   $     --   $     --   $    3,200(1)   $   3,200

(1) Balance of investment commitment in EnerTech.

Outlook. The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we have taken steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. We believe these cuts will result in savings of over $40 million as compared to the prior year. In connection with these cuts, we incurred restructuring charges of $5.6 million during the nine months ended June 30, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the three and nine months ended June 30, 2002 would have otherwise been $3.2 million and $9.7 million, respectively. Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short term and long term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our first fiscal quarter following our annual budgeting process.

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2002:

                                                      2002      2003      2004      2005      2006     THEREAFTER      TOTAL
                                                     ------    ------    ------    ------    ------    ----------    ---------
Liabilities -Debt:

    Fixed Rate (senior subordinated notes) .......   $   --    $   --    $   --    $   --    $   --    $  275,000    $ 275,000
    Interest Rate ................................    9.375%    9.375%    9.375%    9.375%    9.375%        9.375%       9.375%

Fair Value of Debt:
    Fixed Rate ...................................                                                                   $ 258,500

Interest Rate Swap:
    Pay variable/receive fixed ...................   $   --    $   --    $   --    $   --    $   --    $  100,000    $ 100,000
    Average rate paid (3-Month Trailing
           LIBOR plus 3.86%) .....................     5.72%     5.72%     5.72%     5.72%     5.72%         5.72%        5.72%
    Fixed rate received ..........................    9.375%    9.375%    9.375%    9.375%    9.375%        9.375%       9.375%

Fair Value of Interest Rate Swap: ................                                                                   $   1,603

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS

                  10.1     Form of Employment Agreement between the Company and
                           H. Roddy Allen dated May 22, 1998 as Amended March 11, 2002.

                  10.2 Amendment No. 4 dated July 12, 2002, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as banks, Credit Lyonnais and the Bank of Nova Scotia as syndication agents, Toronto Dominion (Texas) Inc. as documentation agent and the Chase Manhattan Bank, as administrative agent.

         B. REPORTS ON FORM 8-K

                  A report on Form 8-K was filed with the SEC on June 10, 2002 in connection with a change in the registrant's certifying accountant.

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


                                       INTEGRATED ELECTRICAL SERVICES, INC.


Date: July 30, 2002                    By: /s/ William W. Reynolds
                                          --------------------------------------
                                          William W. Reynolds
                                          Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX


              EXHIBITS

                10.1     Form of Employment Agreement between the Company and
                         H. Roddy Allen dated May 22, 1998 as Amended March 11, 2002.

                10.2 Amendment No. 4 dated July 12, 2002, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as banks, Credit Lyonnais and the Bank of Nova Scotia as syndication agents, Toronto Dominion (Texas) Inc. as documentation agent and the Chase Manhattan Bank, as administrative agent.