Form 10-Q/A
period 2002-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2002-08-01
CIK 1048268

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

                                Explanatory Note

This Amendment No. 1 to Form 10-Q for the Quarter Ended June 30, 2002, is being filed to include certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

PART II.      OTHER INFORMATION

     Item 6.          Exhibits and reports on Form 8-K................       2

     Signatures       ................................................       3

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

               99.1 Certification of Herbert R. Allen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

               99.2 Certification of William W. Reynolds, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.


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


                                            INTEGRATED ELECTRICAL SERVICES, INC.



Date: July 31, 2002                         By: /s/ William W. Reynolds

                                               ---------------------------------
                                                William W. Reynolds
                                                Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

             Exhibit
               No.                            Description
             -------                          -----------

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

               99.1 Certification of Herbert R. Allen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

               99.2 Certification of William W. Reynolds, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.