Form 10-K
period 2002-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2002-11-27
CIK 1048268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                          OR


         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     As of November 25, 2002, there were outstanding 39,445,954 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $114.7 million.

                       DOCUMENT INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 30, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                      INTEGRATED ELECTRICAL SERVICES, INC.
                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1      BUSINESS....................................................    3
2      PROPERTIES..................................................   12
3      LEGAL PROCEEDINGS...........................................   13
4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13
4A     EXECUTIVE OFFICERS..........................................   13

                                 PART II
5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.........................................   14
6      SELECTED FINANCIAL DATA.....................................   15
7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS...................................   16
7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK........................................................   24
8      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................   25
9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE....................................   54

                                PART III
10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   54
11     EXECUTIVE COMPENSATION......................................   54
12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT..................................................   54
13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   54
14     CONTROLS AND PROCEDURES.....................................   54

                                 PART IV
15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
       8-K.........................................................   55

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements, including statements relating to the Company's expectations of its future operating results, that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Act of 1995. Statements that include the words "except", "intend", "plan", "believe", "project", "anticipate", "will", and similar statements of a future or forward-looking nature identify "forward-looking" statements. These statements are based on the Company's expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties in estimating future results, fluctuations in operating results because of downturns in levels of construction, changes in general economic condition in the areas we operate, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing businesses, the high level of competition in the construction industry, changes in economic viability of competitor companies bidding projects that can result in other companies bidding projects under cost, changes in availability of bonding capacity necessary to perform certain types of projects, availability and quality of existing workforce and newly hired employees, weather changes, interest rates, ability to manage companies in a decentralized structure and due to seasonality (see "Business-Risk Factors"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. The Company specifically disclaims any duty or obligation to update forward-looking statements based on later acquired information.

                                     PART I

ITEM 1. BUSINESS

     In this annual report, the words "IES," the "Company," "we," "our," "ours," and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ends on September 30.

     We are the largest provider of electrical contracting services in the United States. We provide a broad range of services including designing, building and maintaining electrical, data communications and utilities systems for commercial, industrial and residential customers.

     Our electrical contracting services include design of the electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources and end use equipment and fixtures as well as long-term contract maintenance. We service commercial, industrial, and residential markets and have a diverse customer base including: general contractors; property managers and developers; corporations; government agencies and municipalities; and homeowners. We provide services for a variety of projects including: high-rise residential and office buildings, power plants, municipal infrastructure and health care facilities and residential developments. We also offer low voltage contracting services as a complement to our electrical contracting business. Our low voltage services include design and installation of external cables for corporations, universities and data centers and switching stations for data communications companies as well as the installation of fire and security alarm systems. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house engineers or projects that require specific market expertise such as hospitals or power generation facilities, as well as service, maintenance and certain renovation and upgrade work, which tends to either be recurring, to have lower sensitivity to economic cycles or both.

     Since 1997, we have developed a national footprint of approximately 150 locations currently serving 44 states through the acquisition and internal growth of established companies operating in our core business areas. From 1997 to 2002, pro forma combined revenues for our businesses (which include revenues generated by our subsidiaries prior to their acquisition by us) increased at a compounded annual growth rate of approximately 8%. In 2002, we continued to focus internally to integrate our information systems and a regionally based management structure to enhance operating controls at all levels of our organization as well as integrating a consolidated procurement program and structure to manage customers and vendors on a national basis.

INDUSTRY OVERVIEW

     According to the most recently available data, the electrical contracting industry generated estimated annual revenues in excess of $95 billion in 2001. This data also indicates that the electrical contracting industry is highly fragmented, with more than 70,000 companies, most of which are small, owner-operated businesses. We estimate that there are only 12 U.S. electrical contractors with revenues in excess of $200 million. U.S. Census data indicates that total construction industry revenues have grown at an average compound rate of approximately 5% from 1997 through 2002.

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

COMPETITIVE STRENGTHS

     Our competitive strengths include the following:

     - Geographic and customer diversity -- We have approximately 150 locations, currently operate in 44 states and have worked on more than 2,300 contracts over $250,000 and more than 10,000 contracts overall in 2002. Our diverse customer base includes general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. No single customer accounted for more than 10% of our revenues in the year ended September 30, 2002. We believe that our geographic and customer diversity provides us with many advantages including enabling us to better serve national customers with multiple locations and reducing our dependence on any particular customer or region.

     - Size and critical mass -- We believe the scale of our operations enables us to provide services to national customers and undertake large, complex projects which many of our competitors do not have the resources to complete on a comparable timeline, if at all.

     - Expertise -- We have developed areas of expertise in high-rise buildings including hotels, condominiums and office buildings, retail centers, hospitals, switching centers and utility substations and single-family and multi-family residential. Additionally, we believe we are one of the leading prefabricating firms in the electrical contracting industry. We prefabricate significant portions of an electrical installation off-site and ship materials to the installation site in specific sequences to optimize materials management, to improve efficiency and to minimize our employees' time on a job site. We believe that our technical expertise provides us with (1) access to higher margin design-and-build projects;
       (2) access to high growth markets including data cabling, wireless telecommunications, highway lighting and traffic control, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors.

     - Experienced and incentivized management -- Our regional and local management have extensive experience and established reputations in the markets they serve. In addition, we have developed a strong team of executive officers, led by Herbert (Roddy) Allen, with extensive operating experience. We believe management and our employees currently own approximately 27% of our outstanding common stock.

STRATEGY

     The key elements of our strategy are:

     Cost Control. We have and will continue to take steps to operate more efficiently and reduce expenses in order to increase our profitability and remain competitive within the industry. We continue to strengthen our relationships with suppliers in an effort to reduce the costs of delivering services. We have consolidated the administrative functions of many of our businesses to streamline operations and plan to continue to do so where appropriate. We believe that by focusing on cost reduction, we are better positioned for success in the challenging business environment.

     Implementing Best Practices. We continue to expand the services and expertise we offer in our local markets by using the specialized technical and marketing strengths of each of our subsidiaries. We regularly identify and share best practices that have been developed at a local level and can be successfully implemented across the entire organization. Areas of focus include: leveraging our market expertise in specific locations across the organization, administrative practices, safety, and hiring and training practices. For example, we believe our prefabrication process for high-rise buildings allows us to complete work more quickly and at a lower cost, and our billing and collections processes enable us to receive payments from customers more timely and efficiently than other companies.

     Operating on a Regional Basis. Our subsidiaries are managed on a regional basis with six reporting regions, based on geography, reporting directly to our Chief Operating Officer. We manage most aspects of our operations under this structure. Our regional operating structure provides us a platform for strong operating and financial controls, allows us to more efficiently manage the business and fosters implementation of best practices across the organization. This structure also allows us to manage customer relationships above the local level. We believe this structure enables us to:

     - provide specialized market expertise on a regional and national level;
     - maintain and strengthen relationships with general contractors and other customers;
     - build positive relationships with engineers and architects;
     - address design preferences and code requirements across the nation;
     - increase labor sharing and joint project execution; and
     - respond quickly to customer demands.

     Leveraging Cross-Selling between our Customers and our Subsidiaries. We have begun to effectively utilize the regional and national structure to service customers, both general contractors and end users. Today we are sharing customer and referring work among our subsidiaries. We perform projects jointly with two or more subsidiaries as well as performing numerous projects for a customer through multiple locations. The regional structure has encouraged our cross-selling initiative.

     Procurement. Our procurement strategy involves forging relationships and alliances with manufacturers, service providers and distributors. These alliances include volume-based rebates, increased service commitments, funding for our company-wide procurement catalog and partial sponsorship of company wide events. As part of this procurement strategy we established a system for more accurately tracking the goods and services we buy. We currently track approximately 70% of our procurement spending.

     Financial Reporting and Planning. The implementation of our internal integrated financial reporting system is more than 65% complete and is targeted for completion by the end of calendar year 2003. We have also implemented a consolidated financial analysis and planning system compatible with our financial reporting system. These systems provide real-time access to financial records, increased ability to do analysis of subsidiary performance, improved project management systems and more uniform data which should improve the overall management of the business.

THE MARKETS WE SERVE

     Commercial and Industrial Market. Our commercial and industrial work consists primarily of electrical, communications and utility installations and upgrade, renovation, replacement and service and maintenance work in:

     - high-rise apartments and condominiums;
     - hotels;
     - office buildings;
     - retail stores and centers;
     - hospitals and health care centers;
     - schools;
     - community centers;
     - theaters, stadiums and arenas;
     - manufacturing and processing facilities;
     - refineries, petrochemical and power plants;
     - military installations; and
     - airports.

     Our commercial and industrial customers include:

     - general contractors;
     - developers;
     - building owners and managers;
     - engineers;
     - architects; and
     - consultants.

     Demand for our commercial and industrial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1997 through 2002 pro forma combined revenues from commercial and industrial work have grown at a compound annual rate of approximately 5% per year and represented approximately 81% of our revenues for the year ended September 30, 2002. Pro forma combined revenues include revenues generated by our subsidiaries prior to their acquisition by us.

     New commercial and industrial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary and later, detailed design specifications, engineering drawings and cost estimates. Projects that we design and build generally provide us with higher margins. "Design and build" gives full or partial responsibility for the design specifications of the installation. Design and build is an alternative to the traditional "plan and spec" model, where the contractor builds to the exact specifications of the architect and engineer. We believe that design and build is the superior model because it allows us to use past experience to install a more cost effective project for the customer with higher profitability to us. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to our customer for payment, less a retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during these phases, including:

     - ordering of equipment and materials;
     - fabricating or assembling of certain components (pre-fabrication);
     - delivering of materials and components to the job site; and
     - scheduling of work crews and inspection and quality control.

     Our size enables us to effectively prefabricate significant portions of certain projects at an alternative site and drop ship materials in specific sequences. Prefabrication allows us to optimize materials management and minimize the amount of time specialized employees spend on the job site, as well as minimizing the overall time it takes to complete a project because working in a controlled assembly environment is more efficient than preparing all materials on site.

     Our service and maintenance revenues are derived from service calls and routine maintenance contracts and tend to be recurring and less sensitive to economic fluctuations. Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per-call service and maintenance is initiated when a customer requests emergency repair service. Service technicians are scheduled for the call or routed to the customer's residence or business by the dispatcher. We will then follow up with the client to schedule periodic maintenance work. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

     - travels to the residence or business;
     - interviews the customer;
     - diagnoses the problem;
     - prepares and discusses a price quotation; and
     - performs the work and often collects payment from the customer immediately.

     Most service work is warranted for thirty days.

     We design and install communications and utility infrastructure systems and low voltage systems for the commercial and industrial market as a complement to our primary electrical contracting services. We believe the demand for our communications services is driven by the following factors: the pace of technological change; the overall growth in voice and data traffic; and the increasing use of personal computers and modems, with particular emphasis on the market for broadband internet access. Demand for our utilities services is driven by industry deregulation, limited maintenance or capital expenditures on existing systems and increased loads and supply and delivery requirements. Demand for our low voltage systems is driven by the construction industry growth rate and our ability to cross-sell among our customers.

     Residential Market. Our work for the residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, including local, regional and national homebuilders and developers. We believe demand for our residential services is dependent on the number of single family and multi-family home starts. Single-family home starts are affected by the level of interest rates and general economic conditions. A competitive factor particularly important in the residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. This ability has become increasingly important as consolidation has occurred in the residential construction industry and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions.

     We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market. Our residential business has experienced significant growth. Our pro forma combined revenues from residential electrical contracting have grown at a compound annual rate of approximately 21% from fiscal 1997 through 2002 and represented approximately 19% of our revenues for the year ended September 30, 2002.

     New residential installations begin with a builder providing potential subcontractors the architectural or electrical drawings for the residences within the tract being developed. We typically submit a bid or contract proposal for the work. Our personnel analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required to complete the project. We deliver a written bid or negotiate an arrangement for the job. The installation work is coordinated by our field supervisors along with the builders' personnel. Payments for the project are generally obtained within 30 days, at which time any mechanics' and materialmen's liens securing these payments are released. Interim payments are often obtained to cover labor and materials costs on larger projects.

CUSTOMERS

     Major Customers. We have a diverse customer base. During the year ended September 30, 2002, no single customer accounted for more than 10% of our revenues. As a result of emphasis on quality and worker reliability, our management and a dedicated sales and work force have been responsible for developing and maintaining successful relationships with key customers. We have recently worked on projects for the following customers:

3M                              Hyatt Corporation               Nissan
Albertsons                      Home Depot                      Nordstrom
Beers Construction, Inc.        Intel                           SBC
Best Buy                        JPI Apartment Construction      Six Continents
Bovis, Inc.                     Kohl's                          Target
Brasfield & Gorie               Lowe's                          The Shaw Group
Centex Construction             Lucent Technologies             Verizon
Costco                          Marriott International          Wal-Mart
Federal Express                 May Department Stores           Walgreen's
Four Seasons Hotel              MB Kahn

     We intend to continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service.

COMPANY OPERATIONS

     Employee Screening, Training and Development. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, our safety practices and other internal policies. We support and fund continuing education for our employees, as well as apprenticeship training for technicians under the Bureau of Apprentice-ship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for four years may seek to become journeymen electricians and, after additional years of experience, master electricians. We pay progressive increases in compensation to employees who acquire this additional training, and more highly trained employees serve as foremen, estimators and project managers. Our master electricians are licensed in one or more cities or other jurisdictions in order to obtain the permits required in our business. Some employees have also obtained specialized licenses in areas including security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

     We actively recruit and screen applicants for our technical positions and have established programs in some locations to recruit apprentice technicians directly from high schools and vocational technical schools. Prior to hiring new employees, we assess their technical competence level, confirm background references and conduct drug testing.

     Materials and Supplies. As a result of economies of scale, we believe we have been able to purchase equipment, parts and supplies at discounts to prices at which stand-alone companies can purchase. In addition, as a result of our size, we are able to lower our costs for (i) the purchase or lease of vehicles;
(ii) bonding, (iii) property, casualty and liability insurance; (iv) health insurance and related benefits; (v) retirement benefits administration; and (vi) office and computer equipment.

     Substantially all the equipment and component parts we sell or install are purchased from manufacturers and other outside suppliers. We are not materially dependent on any one of these outside sources for our supplies.

     Control and Information Systems. We are committed to performing those controls and procedures that improve our efficiency and the monitoring of our operations. We are 65% complete in deploying a standard Enterprise Resource Planning ("ERP") software to all of our operating companies. ERP applications are paramount to a growing business with our diverse geographic platform. Additionally, we have implemented a financial reporting and planning application to complement the ERP application that provides a uniform structure and analytical tools to the reporting process. This application was utilized for our 2003 planning process. We expect to have the implementation completed by December 2003. Implementation of this ERP system and financial reporting application allows us to obtain more timely operating performance and perform more detailed analysis. In addition to our ERP system, other controls and procedures which we have in place include:

     - pre-determined approval levels for bidding jobs. Each subsidiary may approve certain jobs based on each subsidiary's gross revenues, the level of experienced estimating personnel on staff, the type of work to be bid (i.e. niche vs. non-niche work to take advantage of our centers of excellence), and manpower availability. If a job exceeds these parameters additional regional or senior approvals must be obtained.
     - an automated uniform monthly reporting process with data controls.
     - a series of quarterly reviews conducted by our senior management team with regional and individual subsidiary management. Every other quarter, these meeting locations rotate between the corporate office in Houston, Texas and various regional locations. The content of such meetings includes discussing safety performance, previous operating results, forecasts for the future, issues, opportunities and concerns.
     - a formalized planning process that involves analyzing industry trends at a county level for each subsidiary. This planning also formalizes the capital allocation process.

COMPETITION

     The electrical contracting industry is highly fragmented and competitive. Most of our competitors are small, owner-operated companies that typically operate in a limited geographic area. There are few public companies focused on providing electrical and communications contracting services. In the future, competition may be encountered from new market entrants. Competitive factors in the electrical contracting industry include:

     - the availability of qualified and licensed electricians or qualified technicians;
     - safety record;
     - cost structure;

     - relationships with customers;
     - geographic diversity;
     - ability to reduce project costs;
     - access to technology;
     - experience in specialized markets; and
     - ability to obtain bonding.

     See "Risk Factors'

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

     We believe we have all licenses required to conduct our operations and are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.

     Many state and local regulations governing electricians require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our electricians who work in the state or county that issued the permit or license. It is our policy to ensure that, where possible, any permits or licenses that may be material to our operations in a particular geographic region are held by multiple IES employees within that region.

RISK MANAGEMENT AND INSURANCE

     The primary risks in our operations include health, bodily injury, property damage and injured workers' compensation. We maintain automobile and general liability insurance for third party health, bodily injury and property damage and workers' compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures.

EMPLOYEES

     At September 30, 2002, we had approximately 13,500 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

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

     Additionally, a majority of our business is focused in the southeastern and southwestern portions of the United Sates, concentrating our exposure to local economic conditions in those regions. Downturns in levels of construction or housing starts in these geographic areas could result in a material reduction in our activity levels.

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

- DUE TO SEASONALITY AND DIFFERING REGIONAL ECONOMIC CONDITIONS, OUR RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD.

     Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Our quarterly results may also be affected by the regional economic conditions. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

- TO SERVICE OUR INDEBTEDNESS AND TO FUND WORKING CAPITAL, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility will expire in May 2004.

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

     Hazards related to our industry include, but are not limited to, electrocutions, fires, mechanical failures or transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and may result in suspension of operations. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures. No assurance can be given either that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations or that we will be able to maintain adequate insurance at reasonable rates.

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

- OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL IMPAIRMENT WRITE-OFFS.

     When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the assets of the business we acquire. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the year ended September 30, 2002 would have otherwise been $12.9 million (before the impairment charge). Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform impairment tests annually during the first fiscal quarter.

     Based on our impairment tests performed upon adoption of SFAS No. 142, we recognized a charge of $283.3 million ($7.11 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by us using the estimated future undiscounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our first quarter 2002 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

- A SIGNIFICANT AMOUNT OF OUR HISTORIC GROWTH HAS OCCURRED THROUGH THE ACQUISITION OF EXISTING BUSINESSES; HOWEVER, FUTURE ACQUISITIONS WILL BE MADE ON A SELECTIVE BASIS AND MAY BE DIFFICULT TO IDENTIFY AND INTEGRATE AND MAY DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     Historically, a significant amount of our growth has come through acquisitions. From April 1998 to our last significant acquisition in December 2000, we made 71 acquisitions. We currently do not intend to grow materially through acquisitions in the foreseeable future; however, we continually evaluate acquisition prospects to complement and expand our existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. If we are unable to find appropriate acquisitions, our future ability to grow our revenues and profitability may be diminished. Each acquisition, however, involves a number of risks. These risks include:

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

     At September 30, 2002, we maintained branch offices, warehouses, sales facilities and administrative offices at approximately 150 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas.

     Our properties are generally adequate for our present needs, and we believe that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of these proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us, in our opinion, these proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS

     Herbert "Roddy" Allen, 62, has been Chief Executive Officer and President of the Company since October 2001. From May 2001 to October 2001, Mr. Allen was Chief Operating Officer of the Company. From January 2000 to May 2001, Mr. Allen was Senior Vice President -- Eastern Operations and served as a Regional Operating Officer of the Company from June 1998 to January 2000. Prior to September 2000, Mr. Allen served as the President of H.R. Allen, Inc., one of the Company's subsidiaries.

     Richard China, 44, has been Chief Operating Officer of the Company since October 2001. From May 2001 to October 2001, Mr. China was President of IES Communications, Inc. From August 1999 to May 2001, Mr. China served as a Regional Operating Officer of the Company. Prior to August 1999, Mr. China served as the President of Primo Electric Company, Inc., one of the Company's subsidiaries.

     William W. Reynolds, 44, has been the Chief Financial Officer and Executive Vice President of the Company since June 2000. Mr. Reynolds joined IES after having served as Vice President and Treasurer of Peoples Energy Corporation in Chicago, Illinois from 1998 to 2000. Prior to his appointment with Peoples Energy Corporation, Mr. Reynolds was Vice President and Project Finance Corporate Officer for MCN Energy Group, Inc. in Detroit, Michigan from 1997 to 1998. Prior to 1997, Mr. Reynolds spent seventeen years with BP Amoco Corporation serving in a variety of positions both internationally and domestically.

     Britton L. Rice, 57, has been the Chief Technology and Procurement Officer and Senior Vice President of the Company since 2000. Mr. Rice also serves as the President of Britt Rice Electric, L.P., one of the Company's subsidiaries.

     Margery Harris, 42, has been the Senior Vice President of Human Resources of the Company since October 2000. From 1995 to 2000, Ms. Harris was employed by Santa Fe Snyder Corporation, a large global independent exploration and production company, serving most recently as Vice President of Human Resources. Prior to that Ms. Harris was a lead consultant with Hewitt Associates, a premier total compensation consulting firm.

     Curt L. Warnock, 47, has been Vice President, Law of the Company since October 2002. From July 2001 to October 2002, Mr. Warnock served as Assistant General Counsel of the Company. Prior to July 2001, Mr. Warnock spent sixteen years with Burlington Resources Inc., a large independent NYSE oil and gas company, serving in various positions. Mr. Warnock is licensed in Texas.

     David A. Miller, 32, has been Vice President and Chief Accounting Officer of the Company since October 2002. Between January 1998 and October 2002, Mr. Miller held the positions of Financial Reporting Manager, Assistant Controller, Controller and Chief Accounting Officer with the Company. Prior to January 1998, Mr. Miller held various positions in public accounting and private industry. Mr. Miller is a Certified Public Accountant.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on the NYSE under the symbol "IES." The following table presents the quarterly high and low sales prices for the Company's Common Stock on the NYSE since October 2000.

                                                              HIGH    LOW
                                                              -----   ----
FISCAL YEAR ENDED SEPTEMBER 30, 2001
First Quarter...............................................   7.00   5.06
Second Quarter..............................................   7.49   5.24
Third Quarter...............................................  10.00   4.90
Fourth Quarter..............................................   9.95   4.60
FISCAL YEAR ENDED SEPTEMBER 30, 2002
First Quarter...............................................   5.59   3.07
Second Quarter..............................................   6.50   3.94
Third Quarter...............................................   6.49   4.60
Fourth Quarter..............................................   6.46   3.37

     As of November 25, 2002, the market price of the Company's Common Stock was $4.00 per share and there were approximately 1,717 holders of record.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. We expect that we will utilize all available earnings generated by our operations for the development and growth of our business, as well as to retire some of our outstanding debt and common stock. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends on the common stock. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

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

                                                                YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------
                                                1998        1999         2000         2001         2002
                                              --------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT SHARE INFORMATION AND RATIOS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................  $386,721   $1,035,888   $1,672,288   $1,693,213   $1,475,430
Cost of services (including depreciation)...   306,052      816,715    1,372,537    1,385,589    1,253,844
                                              --------   ----------   ----------   ----------   ----------
Gross profit................................    80,669      219,173      299,751      307,624      221,586
Selling, general and administrative
  expenses..................................    47,390      113,871      221,519      214,073      174,184
Restructuring charges.......................        --           --           --           --        5,556
Non-cash, non-recurring compensation
  charge....................................    17,036           --           --           --           --
Goodwill amortization.......................     3,212        9,305       13,211       12,983           --
                                              --------   ----------   ----------   ----------   ----------
Income from operations......................    13,031       95,997       65,021       80,568       41,846
Interest and other expense, net.............      (393)     (12,542)     (22,222)     (26,187)     (25,738)
                                              --------   ----------   ----------   ----------   ----------
Income before income taxes and cumulative
  effect of change in accounting
  principle.................................    12,638       83,455       42,799       54,381       16,108
Provision for income taxes..................    12,690       35,348       21,643       25,671        6,175
Cumulative effect of change in accounting
  principle, net of tax.....................        --           --           --                   283,284
                                              --------   ----------   ----------   ----------   ----------
Net income (loss)...........................  $    (52)  $   48,107   $   21,156   $   28,710   $ (273,351)
                                              ========   ==========   ==========   ==========   ==========
Earnings per share before cumulative effect
  of change in accounting principle:
Diluted.....................................  $     --   $     1.39   $     0.52   $     0.70   $     0.25
                                              ========   ==========   ==========   ==========   ==========
Earnings (loss) per share:
Diluted.....................................  $     --   $     1.39   $     0.52   $     0.70   $    (6.86)
                                              ========   ==========   ==========   ==========   ==========
Ratio of earnings to fixed charges (1)......       6.1          6.6          2.7          2.8          1.5
                                              ========   ==========   ==========   ==========   ==========

                                                                    AS OF SEPTEMBER 30,
                                                ------------------------------------------------------------
                                                  1998        1999         2000          2001         2002
                                                --------    --------    ----------    ----------    --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................   $ 14,583    $  2,931    $      770    $    3,475    $ 32,779
Working capital..............................     75,020     175,572        91,643       236,629     244,214
Total assets.................................    502,468     858,492     1,019,990     1,033,503     721,639
Total debt...................................     94,177     229,544       245,065       288,551     248,959
Total stockholders' equity...................    302,704     467,166       507,749       528,644     254,432

---------------

(1) The ratio of earnings to fixed charges is calculated by dividing the fixed charges into net income before taxes plus fixed charges. Fixed charges consist of interest expense, amortization of offering discounts on debt, amortization of debt issuance costs and the estimated interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-K. See "Disclosure Regarding Forward-Looking Statements."

GENERAL

     Our electrical contracting business is operated in two segments: (1) commercial and industrial and (2) residential. See Note 9 of "Notes to Consolidated Financial Statements" for a description of these reportable segments.

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable and the recording of our self-insurance liabilities. These accounting policies, as well as others, are described in the Note 2 of "Notes to Consolidated Financial Statements."

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

     We complete most projects within one year, while we frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service and time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position.

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

     We are self-insured for workers' compensation, auto liability, general liability and employee-related health care claims, subject to large deductibles. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Therefore, if actual experience differs from than the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

RESULTS OF OPERATIONS

     The following table presents selected historical results of operations of IES and subsidiaries with dollar amounts in thousands. These historical statements of operations include the results of operations for businesses acquired through purchases beginning on their respective dates of acquisition.

                                                      YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------
                                           2000                 2001                 2002
                                     ----------------     ----------------     ----------------
                                                           (IN THOUSANDS)
Revenues...........................  $1,672,288   100%    $1,693,213   100%    $1,475,430   100%
Cost of services (including
  depreciation)....................   1,372,537    82      1,385,589    82      1,253,844    85
                                     ----------   ---     ----------   ---     ----------   ---
Gross profit.......................     299,751    18        307,624    18        221,586    15
Selling, general and administrative
  expenses.........................     221,519    13        214,073    12        174,184    12
Restructuring charges..............          --    --             --    --          5,556    --
Goodwill amortization..............      13,211     1         12,983     1             --    --
                                     ----------   ---     ----------   ---     ----------   ---
Income from operations.............      65,021     4         80,568     5         41,846     3
Interest and other expense, net....     (22,222)   (2)       (26,187)   (2)       (25,738)   (2)
                                     ----------   ---     ----------   ---     ----------   ---
Income before income taxes and
  cumulative effect of change in
  accounting principle.............      42,799     2         54,381     3         16,108     1
Provision for income taxes.........      21,643     1         25,671     1          6,175    --
Cumulative effect of change in
  accounting principle, net of
  tax..............................          --    --             --    --        283,284    19
                                     ----------   ---     ----------   ---     ----------   ---
Net income (loss)..................  $   21,156     1%    $   28,710     2%    $ (273,351)  (18)%
                                     ==========   ===     ==========   ===     ==========   ===

REVENUES

                                                                  YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------------
                                                                                     PERCENTAGE
                                                              PERCENT OF TOTAL        GROWTH/
                                                                  REVENUES            DECLINE
                                                            --------------------    ------------
                                                            2000    2001    2002    2001    2002
                                                            ----    ----    ----    ----    ----
Commercial and Industrial.................................   85%     85%     81%     1%     (17)%
Residential...............................................   15%     15%     19%     3%      10%
                                                            ---     ---     ---      --     ---
Total Company.............................................  100%    100%    100%     1%     (13)%
                                                            ===     ===     ===      ==     ===

     Revenues decreased $217.8 million, or 13%, from $1,693.2 million for the year ended September 30, 2001 to $1,475.4 million for the year ended September 30, 2002. The decrease in commercial and industrial revenues was primarily the result of non-recurring work performed for one customer during the year ended September 30, 2001, a decrease in revenues from communications work and a decrease of non-residential revenues in the Midwest, as well as increased competition across the country for available work during the year ended September 30, 2002.

     Revenues increased $20.9 million, or 1%, from $1,672.3 million for the year ended September 30, 2000 to $1,693.2 million for the year ended September 30, 2001. The revenue growth within the operating segments and the change in proportion in revenues among the segments were the result of increased construction and communications activity in the markets we serve.

GROSS MARGIN

                                                                SEGMENT GROSS
                                                                   MARGINS
                                                               AS A PERCENTAGE
                                                              OF TOTAL REVENUES
                                                              ------------------
                                                              2000   2001   2002
                                                              ----   ----   ----
Year Ended September 30,
  Commercial and Industrial.................................   17%    17%    13%
  Residential...............................................   22%    23%    22%
                                                               --     --     --
  Total Company.............................................   18%    18%    15%
                                                               ==     ==     ==

     Gross profit decreased $86.0 million, or 28% from $307.6 million for the year ended September 30, 2001 to $221.6 million for the year ended September 30, 2002. Overall gross margin as a percentage of revenues decreased approximately 3% from 18% for the year ended September 30, 2001 to 15% for the year ended September 30, 2002. The overall decrease in gross profit as a percentage of revenue was primarily the result of increased competition for available work, project fade recorded on fixed price contracts at some of our subsidiaries during the year ended September 30, 2002, lower margins on work in the communications market and charges associated with increasing our estimated self-insurance liabilities.

     Gross profit increased $7.8 million, or 3%, from $299.8 million for the year ended September 30, 2000 to $307.6 million for the year ended September 30, 2001. Overall gross margin as a percentage of revenue remained constant for the years ended September 30, 2000 and 2001. Margins remained flat as a result of increased bidders on certain fixed price commercial and industrial and communications projects and the impact such bidders had on margins in these segments, and were further impacted by project delays, project cancellations and decreased productivity following the terrorist attacks of September 11, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $39.9 million, or 19%, from $214.1 million for the year ended September 30, 2001 to $174.2 million for the year ended September 30, 2002. Selling, general and administrative expenses as a percent of revenue remained the same at 12% for 2001 and 2002. The decrease in the dollar amount of selling, general and administrative expenses was primarily the result of the termination of certain administrative field and home office personnel during the year ended September 30, 2002.

     Selling, general and administrative expenses decreased $7.4 million, or 3%, from $221.5 million for the year ended September 30, 2000 to $214.1 million for the year ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenue decreased from 13% in 2000 to 12% in 2001. The decrease in selling, general and administrative expenses primarily results from the occurrence of certain costs incurred in the year ended September 30, 2000 which were not incurred in the year ended September 30, 2001 including the write-off, net of recoveries of $6.8 million of costs associated with our decision to curtail the development of an information system and the non-cash compensation charge of $5.4 million associated with the restricted stock awards, offset by increased infrastructure costs in 2001.

RESTRUCTURING CHARGES

     In October 2001 we began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. At September 30, 2002, approximately $1.2 million of these charges have not been paid and are included in accounts payable and accrued expenses.

INCOME FROM OPERATIONS

     Income from operations decreased $38.8 million, or 48%, from $80.6 million for the year ended September 30, 2001 to $41.8 million for the year ended September 30, 2002. As a percentage of revenues, income from operations decreased from 5% for the year ended September 30, 2001 to 3% for the year ended September 30, 2002. This decrease in income from operations was primarily attributed to decreased revenues year over year, decreased margins earned on those revenues and restructuring charges of $5.6 million incurred during the year ended September 30, 2002, partially offset by the non-recurring goodwill amortization of $12.9 million incurred during the year ended September 30, 2001 in accordance with the current accounting standard.

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

INTEREST AND OTHER EXPENSE, NET

     Interest and other expense, net decreased $0.5 million, or 1%, from $26.2 million in 2001 to $25.7 million in 2002. The decrease was primarily the result of a $1.0 million gain resulting from the retirement of $27.1 million of our 9 3/8% senior subordinated notes due February 1, 2009 in the last quarter of the year ended September 30, 2002, a $1.5 million net gain resulting from the sale of certain subsidiaries and offset by a $0.6 million loss recorded on our investment in Energy Photovoltaics, Inc. and losses on sales of assets of $0.9 million. These amounts were offset by increased interest expenses associated with increased average borrowings during the year ended September 30, 2002 as compared to the year ended September 30, 2001.

     Interest and other expense, net increased from net expense of $22.2 million in 2000 to $26.2 million in 2001, primarily as a result of increased interest expense resulting from the issuance of $125.0 million 9 3/8% senior subordinated notes due February 1, 2009 in May 2001.

PROVISION FOR INCOME TAXES

     Our effective tax rate decreased from 47% for the year ended September 30, 2001 to 38% for the year ended September 30, 2002. The effective tax rate for the year ended September 30, 2001 included a provision for non-deductible goodwill amortization expense while the effective tax rate for the year ended September 30, 2002 includes the effect of the projected utilization of certain net operating loss carryforwards.

     Our effective tax rate decreased from 51% for the year ended September 30, 2000 to 47% for the year ended September 30, 2001 primarily as a result of non-deductible goodwill amortization representing a smaller percentage of our income before income taxes in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had cash and cash equivalents of $32.8 million, working capital of $244.2 million, no borrowings under our credit facility, $18.7 million of letters of credit outstanding and available borrowing capacity under our credit facility of $131.3 million.

     During the year ended September 30, 2002, we generated $53.4 million of net cash from operating activities. This net cash from operating activities was comprised of net loss of $273.4 million, increased by $313.3 million of non-cash charges and increased by $13.5 million in working capital changes. Non-cash charges included cumulative effect of change in accounting principle, depreciation and amortization expense, restricted stock compensation charges, provision for allowance for doubtful accounts, changes in deferred income taxes and losses on sales of property and equipment. Working capital changes consisted of a $30.9 million decrease in receivables as a result of the timing of collections offset by a $37.7 million decrease in payables. Working capital changes were further increased by a $14.5 million decrease in cost and estimated earnings in excess of billings on uncompleted contracts, a $11.3 million increase in other noncurrent liabilities and offset by a $9.8 million increase in prepaid expenses and other current assets, with the balance of the change due to other working capital changes. Net cash used in investing activities was $4.3 million, including $11.9 million used for capital expenditures and $7.6 million provided from divestitures and other. Net cash used by financing activities was $19.7 million, resulting primarily from the repurchase of the senior subordinated notes and the repayments of amounts outstanding on our credit facility at September 30, 2001.

     On May 22, 2001, we replaced our $175.0 million credit facility with a new $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004. Amounts borrowed under our credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 2.75 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in our credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 1.25 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under our credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under our facility, and our facility is secured by the capital stock of those subsidiaries, our accounts receivable and the accounts receivable of those subsidiaries. Borrowings under our credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). Our credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to repurchase shares of common stock, to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. At November 21, 2002, we had no outstanding borrowings on our credit facility.

     On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001 offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the fourth quarter of the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. In connection with these transactions, we recorded a gain of $1.0 million. This gain is recorded in interest and other expense, net in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which we adopted July 1, 2002.

     In August 2001 we entered into an interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. At September 30, 2001 the fair value of this derivative was $3.2 million and was included in other noncurrent assets. We terminated this contract in February 2002. We received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds.

     In February 2002 we entered into a new interest rate swap contract that has a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. We terminated this contract in August 2002. We received cash equal to the fair value of this derivative of $2.5 million, which is being amortized over the remaining life of the bonds. At September 30, 2002 we had no outstanding interest rate swap contracts.

     Effective October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the year ended September 30, 2002 would have otherwise been $12.9 million (before the impairment charge). Goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests annually during the first fiscal quarter.

     Based on our impairment tests performed upon adoption of SFAS No. 142, we recognized a charge of $283.3 million ($7.11 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

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

OTHER COMMITMENTS

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

     We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2002, we had invested $1.8 million under our commitment to EnerTech.

     Our future contractual obligations include (in thousands):

                                2003       2004     2005     2006     2007    THEREAFTER    TOTAL
                              ---------   ------   ------   ------   ------   ----------   --------
Debt and capital lease
  obligations...............   $   570    $  352   $  125   $   27   $   --    $247,885    $248,959
Operating lease
  obligations...............   $ 9,787    $7,616   $5,108   $2,642   $1,453    $  2,284    $ 28,890

     Our other commercial commitments expire as follows (in thousands):

                                2003       2004     2005     2006     2007    THEREAFTER    TOTAL
                              ---------   ------   ------   ------   ------   ----------   --------
Standby letters of credit...   $11,301    $7,349   $   --   $   --   $   --    $     --    $ 18,650
Other commercial
  commitments...............   $    --    $   --   $   --   $   --   $   --    $  3,200(1) $  3,200

---------------

(1) Balance of investment commitment in EnerTech.

OUTLOOK

     Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we continue to take steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. Although we have seen signs of improvement in our quarter ended September 30, 2002, the economic outlook for fiscal 2003 is still somewhat uncertain. We expect earnings per share in the first quarter of fiscal 2003 to range between $0.06 and $0.10 per share. For the year ended September 30, 2003, we expect earnings to range between $0.53 and $0.60 per share excluding any potential goodwill impairment charges.

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

SEASONALITY AND CYCLICAL FLUCTUATIONS

     Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects, acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

INFLATION

     Due to the relatively low levels of inflation experienced in fiscal 2000, 2001 and 2002, inflation did not have a significant effect on our results in those fiscal years, or on any of the acquired businesses during similar periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, was effective for IES on October 1, 2000. These statements require that all derivative instruments (such as an interest rate swap contract), be recorded as either assets or liabilities measured at fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges require that hedging relationships must be designated and documented upon inception. The documentation must include the consideration of the hedged item, the specific risk being hedged, identification of the hedging instrument, the company's risk management strategy, and how effectiveness will be assessed. The effectiveness assessment must have a historical basis that supports the assertion that the hedge will be effective prospectively. At the date of adoption, there was no financial impact on our consolidated financial statements as we were not a party to any derivative instruments. In August 2001 and February 2002, we entered into interest rate swap contracts to manage specific interest rate risks. These interest rate swap contracts were terminated prior to September 30, 2002.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on our financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

     Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, our net goodwill was approximately $482.7 million, and annual amortization of such goodwill was approximately $12.9 million. We adopted SFAS No. 142 in our first fiscal quarter of 2002. The impairment charge upon adoption was $283.3 million, and was equal to a substantial amount of our recorded goodwill. This adoption did not impact our free cash flows, our operating income or compliance with our debt instruments.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Additionally, companies must reclassify in all prior periods presented those items that do not meet the criteria under the Statement. SFAS No. 145 is effective for all financial statements issued on or after May 15, 2002. We adopted SFAS No. 145 on July 1, 2002. During July and August 2002, we repurchased $27.1 million of our
9 3/8% senior subordinated notes due February 1, 2009. In connection with this sale, we fully amortized $0.7 million of offering costs and $0.5 million in unamortized bond discounts and recognized a $1.0 million gain on extinguishment of debt. The gain is recorded in interest and other expense, net as other income.

SUBSEQUENT EVENT

     On October 8, 2002, we sold one of our subsidiaries for approximately $1.3 million in cash and approximately 70,000 shares of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any significant market risks from commodity price risk or foreign currency exchange risk. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

     As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2002:

                          2003      2004      2005      2006      2007     THEREAFTER     TOTAL
                         ------    ------    ------    ------    ------    ----------    --------
Liabilities -- Debt:
  Fixed Rate (Senior
     Subordinated
     Notes)............  $   --    $   --    $   --    $   --    $   --     $247,885     $247,885
  Interest Rate........   9.375%    9.375%    9.375%    9.375%    9.375%       9.375%       9.375%
Fair Value of Debt:
  Fixed Rate...........                                                                  $218,139

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Integrated Electrical Services, Inc. and Subsidiaries
  Report of Independent Auditors............................   26
  Report of Independent Public Accountants..................   27
  Consolidated Balance Sheets...............................   28
  Consolidated Statements of Operations.....................   29
  Consolidated Statements of Stockholders' Equity...........   30
  Consolidated Statements of Cash Flows.....................   31
  Notes to Consolidated Financial Statements................   32

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Integrated Electrical Services, Inc.

     We have audited the accompanying consolidated balance sheet of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Integrated Electrical Services, Inc. as of and for each of the two years in the period ended September 30, 2001 were audited by other auditors who have ceased operations and whose report dated November 12, 2001, expressed an unqualified opinion on these statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142").

     As discussed above, the consolidated financial statements of Integrated Electrical Services, Inc. as of and for each of the two years in the period ended September 30, 2001 were audited by other auditors who have ceased operations. As described in Notes 2 and 9, these consolidated financial statements have been revised. We audited the adjustments described in Note 9 that were applied to revise the 2001 and 2000 consolidated financial statements relating to changes in segments. We also applied procedures with respect to the disclosures in Note 2 pertaining to financial statement revisions to include the transitional disclosures required by FAS 142. In our opinion, the adjustments to
Note 9 are appropriate and have been properly applied. In addition, in our opinion, the FAS 142 disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements as a whole.

                                          ERNST & YOUNG LLP

Houston, Texas
November 18, 2002

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

ARTHUR ANDERSEN LLP

Houston, Texas
November 12, 2001

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2001        2002
                                                              ----------   ---------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    3,475   $  32,779
  Accounts receivable:
     Trade, net of allowance of $5,206 and $6,262
      respectively..........................................     275,922     237,310
     Retainage..............................................      64,933      62,482
     Related party..........................................         222         153
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      62,249      46,314
  Inventories...............................................      21,855      23,651
  Prepaid expenses and other current assets.................      23,858      35,041
                                                              ----------   ---------
          Total current assets..............................     452,514     437,730
                                                              ----------   ---------
PROPERTY AND EQUIPMENT, net.................................      70,343      61,577
GOODWILL, net...............................................     482,654     198,220
OTHER NONCURRENT ASSETS, net................................      27,992      24,112
                                                              ----------   ---------
          Total assets......................................  $1,033,503   $ 721,639
                                                              ==========   =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current maturities of long-term
     debt...................................................  $      679   $     570
  Accounts payable and accrued expenses.....................     164,272     141,398
  Income taxes payable......................................         700          --
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      50,234      51,548
                                                              ----------   ---------
          Total current liabilities.........................     215,885     193,516
                                                              ----------   ---------
LONG-TERM BANK DEBT.........................................      12,000          --
OTHER LONG-TERM DEBT, net of current maturities.............         872         504
SENIOR SUBORDINATED NOTES, net..............................     273,210     247,935
OTHER NONCURRENT LIABILITIES................................       2,892      25,252
                                                              ----------   ---------
          Total liabilities.................................     504,859     467,207
                                                              ----------   ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................          --          --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 38,331,672 and 38,439,984 shares issued,
     respectively...........................................         383         385
  Restricted voting common stock, $.01 par value, 2,605,709
     shares issued, authorized and outstanding..............          26          26
  Additional paid-in capital................................     428,697     428,427
  Treasury stock, at cost, 1,245,879 and 1,421,068 shares,
     respectively...........................................      (9,181)     (9,774)
  Retained earnings (deficit)...............................     108,719    (164,632)
                                                              ----------   ---------
          Total stockholders' equity........................     528,644     254,432
                                                              ----------   ---------
          Total liabilities and stockholders' equity........  $1,033,503   $ 721,639
                                                              ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           2000          2001          2002
                                                        -----------   -----------   -----------
REVENUES..............................................  $ 1,672,288   $ 1,693,213   $ 1,475,430
COST OF SERVICES (including depreciation).............    1,372,537     1,385,589     1,253,844
                                                        -----------   -----------   -----------
  Gross profit........................................      299,751       307,624       221,586
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........      221,519       214,073       174,184
RESTRUCTURING CHARGES.................................           --            --         5,556
GOODWILL AMORTIZATION.................................       13,211        12,983            --
                                                        -----------   -----------   -----------
  Income from operations..............................       65,021        80,568        41,846
                                                        -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense....................................      (23,230)      (26,053)      (26,702)
  Other, net..........................................        1,008          (134)          964
                                                        -----------   -----------   -----------
          Interest and other expense, net.............      (22,222)      (26,187)      (25,738)
                                                        -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE......................       42,799        54,381        16,108
PROVISION FOR INCOME TAXES............................       21,643        25,671         6,175
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF TAX..........................................           --            --       283,284
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $    21,156   $    28,710   $  (273,351)
                                                        ===========   ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE:
Basic earnings per share before cumulative effect of
  change in accounting principle......................  $      0.53   $      0.71   $      0.25
                                                        ===========   ===========   ===========
Cumulative effect of change in accounting principle...  $        --   $        --   $     (7.11)
                                                        ===========   ===========   ===========
Basic earnings (loss) per share.......................  $      0.53   $      0.71   $     (6.86)
                                                        ===========   ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE:
Diluted earnings per share before cumulative effect of
  change in accounting principle......................  $      0.52   $      0.70   $      0.25
                                                        ===========   ===========   ===========
Cumulative effect of change in accounting principle...  $        --   $        --   $     (7.11)
                                                        ===========   ===========   ===========
Diluted earnings (loss) per share.....................  $      0.52   $      0.70   $     (6.86)
                                                        ===========   ===========   ===========
SHARES USED IN THE COMPUTATION OF EARNINGS (LOSS) PER
  SHARE:
  Basic...............................................   40,207,940    40,402,533    39,847,591
                                                        ===========   ===========   ===========
  Diluted.............................................   40,410,400    40,899,790    39,847,591
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

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                              RESTRICTED VOTING
                           COMMON STOCK          COMMON STOCK         TREASURY STOCK       ADDITIONAL   RETAINED        TOTAL
                        -------------------   ------------------   ---------------------    PAID-IN     EARNINGS    STOCKHOLDERS'
                          SHARES     AMOUNT    SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     (DEFICIT)      EQUITY
                        ----------   ------   ---------   ------   ----------   --------   ----------   ---------   -------------
BALANCE,
  September 30,
  1999................  35,985,838    $360    2,655,709    $27             --   $     --    $407,926    $  58,853     $ 467,166
Issuance of stock for
  acquisitions........   1,737,522      17           --     --             --         --      17,045           --        17,062
Issuance of stock.....     375,499       4           --     --             --         --       2,358           --         2,362
Exercise of stock
  options.............         220      --           --     --             --         --           3           --             3
Net income............          --      --           --     --             --         --          --       21,156        21,156
                        ----------    ----    ---------    ---     ----------   --------    --------    ---------     ---------
BALANCE,
  September 30,
  2000................  38,099,079     381    2,655,709     27             --         --     427,332       80,009       507,749
Issuance of stock.....     225,424       2      (50,000)    (1)            --         --       1,037           --         1,038
Purchase of treasury
  stock...............          --      --           --     --     (1,459,573)   (10,376)         --           --       (10,376)
Issuance of stock
  under employee stock
  purchase plan.......          --      --           --     --        207,642      1,173        (193)          --           980
Exercise of stock
  options.............       7,169      --           --     --          6,052         22         521           --           543
Net income............          --      --           --     --             --         --          --       28,710        28,710
                        ----------    ----    ---------    ---     ----------   --------    --------    ---------     ---------
BALANCE,
  September 30,
  2001................  38,331,672     383    2,605,709     26     (1,245,879)    (9,181)    428,697      108,719       528,644
Issuance of stock.....       7,306      --           --     --        213,150      1,321        (349)          --           972
Purchase of treasury
  stock...............          --      --           --     --       (209,600)      (984)         --           --          (984)
Receipt of treasury
  stock...............          --      --           --     --       (241,224)    (1,392)         --           --        (1,392)
Issuance of stock
  under employee stock
  purchase plan.......          --      --           --     --         55,742        411        (411)          --            --
Exercise of stock
  options.............     101,006       2           --     --          6,743         51         490           --           543
Net income (loss).....          --      --           --     --             --         --          --     (273,351)     (273,351)
                        ----------    ----    ---------    ---     ----------   --------    --------    ---------     ---------
BALANCE,
  September 30,
  2002................  38,439,984    $385    2,605,709    $26     (1,421,068)  $ (9,774)   $428,427    $(164,632)    $ 254,432
                        ==========    ====    =========    ===     ==========   ========    ========    =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2000       2001        2002
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 21,156   $  28,710   $(273,351)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Cumulative effect of change in accounting principle.....        --          --     283,284
    Allowance for doubtful accounts.........................     1,768         912       4,324
    Deferred income taxes...................................      (177)     (4,938)      6,175
    Depreciation and amortization...........................    32,656      30,345      18,633
    (Gain) loss on sale of property and equipment...........      (145)       (287)      1,547
    Non-cash compensation charge............................     5,378         568       1,422
    Gain on divestitures....................................        --          --      (2,145)
    Changes in operating assets and liabilities
  (Increase) decrease in:
    Accounts receivable, net................................   (82,917)     26,163      30,943
    Inventories.............................................    (2,900)     (4,979)     (2,770)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................   (11,489)    (10,785)     14,524
    Prepaid expenses and other current assets...............    (1,096)    (15,640)     (9,824)
    Other noncurrent assets.................................    (4,329)      2,840       3,199
  Increase (decrease) in:
    Accounts payable and accrued expenses...................    72,763     (37,831)    (37,739)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................    15,131      (6,414)      3,709
    Other current liabilities...............................    (2,880)       (250)        172
    Other noncurrent liabilities............................       295         220      11,264
                                                              --------   ---------   ---------
         Net cash provided by operating activities..........    43,214       8,634      53,367
                                                              --------   ---------   ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment............     2,742       1,467         895
    Additions of property and equipment.....................   (28,381)    (25,801)    (11,895)
    Purchase of businesses, net of cash acquired............   (33,225)       (233)         --
    Sale of businesses......................................        --          --       7,549
    Investments in securities...............................    (1,670)     (5,599)       (300)
    Additions to note receivable from affiliate.............        --      (1,250)       (583)
                                                              --------   ---------   ---------
         Net cash used in investing activities..............   (60,534)    (31,416)     (4,334)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings..............................................    63,434     231,744      74,613
    Repayments of debt......................................   (48,278)   (192,811)    (97,941)
    Proceeds from sale of interest rate swaps...............        --          --       4,040
    Purchase of treasury stock..............................        --     (10,376)       (984)
    Payments for debt issuance costs........................        --      (5,358)         --
    Proceeds from issuance of stock.........................        --       1,038          --
    Proceeds from issuance of stock under employee stock
      purchase plan.........................................        --         980          --
    Proceeds from exercise of stock options.................         3         270         543
                                                              --------   ---------   ---------
         Net cash provided by (used in) financing
           activities.......................................    15,159      25,487     (19,729)
                                                              --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (2,161)      2,705      29,304
CASH AND CASH EQUIVALENTS, beginning of period..............     2,931         770       3,475
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $    770   $   3,475   $  32,779
                                                              ========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for
    Interest................................................  $ 23,151   $  23,793   $  23,117
    Income taxes............................................    24,832      30,667       5,091

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

     Integrated Electrical Services, Inc. (the "Company" or "IES"), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of IES, its wholly owned subsidiaries, and certain investments. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the presentation used in 2002.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market generally using the first-in, first-out (FIFO) method.

  Securities and Equity Investment

     At September 30, 2001, the Company had a 20.6% equity interest in Energy Photovoltaics, Inc. (EPV) of $4.9 million which was included in other noncurrent assets. The Company accounted for this investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." During the years ended September 30, 2001 and 2002, the Company recognized losses of $0.4 million and $0.6 million, respectively, as its portion of this investment's losses. This amount is included as a component of other expense in the Company's consolidated statements of operations. During the year ended September 30, 2002, the Company distributed out a portion of its investment in EPV, bringing its interest below 20%. Accordingly, at September 30, 2002, the Company accounts for its interest in EPV under the cost method of accounting for investments. Additionally, the Company has notes receivable totaling approximately $1.3 million and $1.8 million with EPV at September 30, 2001 and September 30, 2002, respectively. See
Note 13 for further commitments.

     During the year ended September 30, 2001, the Company disposed of one of its cost method investments for approximately $0.3 million and realized a loss of $0.7 million. Such loss is included as a component of other expense in the Company's consolidated statement of operations for the year ended September 30, 2001. At September 30, 2001 and 2002, the Company's cost method investments in securities have a fair value of $1.5 million and $5.1 million (cost of $1.4 million and $5.0 million), respectively.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Property and Equipment

     Additions of property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $18.0 million, $15.8 million and $16.9 million for the years ended September 30, 2000, 2001 and 2002, respectively.

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

  Goodwill

     Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the year ended September 30, 2002 would have otherwise been $12.9 million (before the impairment charge). Goodwill attributable to each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform our impairment tests annually during the first fiscal quarter.

     Based on the Company's impairment tests performed upon adoption of SFAS No. 142, it recognized a charge of $283.3 million ($7.11 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of its reporting units to its implied fair value. This charge resulted in the recording of a deferred tax asset for which the Company provided a full valuation allowance. At September 30, 2002, this asset totaled $13.1 million. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets' carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the Company's first quarter 2002 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     As of September 30, 2001 and 2002, accumulated amortization was approximately $38.7 million and $37.4 million, respectively. The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows:

                                      SEPTEMBER 30,   IMPAIRMENT                  SEPTEMBER 30,
                                          2001        ADJUSTMENT   DIVESTITURES       2002
                                      -------------   ----------   ------------   -------------
Commercial and Industrial...........    $418,887       $277,042       $1,150        $140,695
Residential.........................      63,767          6,242           --          57,525
                                        --------       --------       ------        --------
                                        $482,654       $283,284       $1,150        $198,220
                                        ========       ========       ======        ========

     The audited results of operations presented below for the year ended September 30, 2002 and adjusted results of operations for the years ended September 30, 2000 and 2001 reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective October 1, 1999:

                                                           YEAR ENDED SEPTEMBER 30,
                                                         -----------------------------
                                                          2000      2001       2002
                                                         -------   -------   ---------
Reported net income (loss).............................  $21,156   $28,710   $(273,351)
Add: Cumulative effect of change in accounting
  principle, net of tax................................       --        --     283,284
Add: Goodwill amortization, net of tax.................   12,863    12,635          --
                                                         -------   -------   ---------
Adjusted net income....................................  $34,019   $41,345   $   9,933
                                                         =======   =======   =========
Basic earnings (loss) per share:
  Reported net income (loss)...........................  $  0.53   $  0.71   $   (6.86)
Add: Cumulative effect of change in accounting
  principle, net of tax................................       --        --        7.11
Add: Goodwill amortization, net of tax.................     0.32      0.31          --
                                                         -------   -------   ---------
Adjusted net income....................................  $  0.85   $  1.02   $    0.25
                                                         =======   =======   =========
Diluted earnings (loss) per share:
  Reported net income (loss)...........................  $  0.52   $  0.70   $   (6.86)
Add: Cumulative effect of change in accounting
  principle, net of tax................................       --        --        7.11
Add: Goodwill amortization, net of tax.................     0.32      0.31          --
                                                         -------   -------   ---------
Adjusted net income....................................  $  0.84   $  1.01   $    0.25
                                                         =======   =======   =========

  Debt Issuance Costs

     Debt issuance costs related to the Company's credit facility and the senior subordinated notes are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 2001 and 2002, accumulated amortization of debt issuance costs were approximately $1.9 million and $3.7 million, respectively. Debt issuance costs of approximately $2.0 million associated with the Company's previous credit facility, as amended, were fully amortized during the year ended September 30, 2001. During the year ended September 30, 2002, the Company amortized approximately $1.8 million of offering costs incurred in connection with the issuance of the senior subordinated notes and its credit facility. The Company retired $27.1 million of its senior subordinated notes during the year ended September 30, 2002 and amortized an additional $0.7 million of offering costs in connection with this retirement.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

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

     The current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

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

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Estimates are used in the Company's revenue recognition of construction in progress, allowance for doubtful accounts and self-insured claims liability.

  Self-Insurance

     The Company retains the risk for workers' compensation, employer's liability, auto liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Losses up to the deductible amounts are accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2002, management has compiled its historical data pertaining to the self-insurance experiences and has utilized the services of an actuary to assist in the determination of the ultimate loss associated with the Company's self-insurance programs for workers' compensation, auto and general liability. Management believes that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and has recorded the present value of the actuarial determined ultimate losses of $13.2 million. The present value is based on the expected cash flow to be paid out under the workers' compensation, auto and general liability programs discounted at 5%. The undiscounted ultimate losses related to the workers' compensation, auto and general liability programs are $14.6 million. The utilization of the actuarial valuation resulted in an increase in reserves for self-insurance losses. The Company recorded a charge associated with this change in estimate of approximately $6.1 million during the fourth quarter of the year ended September 30, 2002. The impact of this charge on net income was $3.9 million or $0.10 earnings per share for the year ended September 30, 2002. The present value of all self-insurance reserves recorded at September 30, 2002 is $19.5 million and the undiscounted ultimate losses total $20.8 million. The Company had restricted cash of $3.5 million and letters of credit of $16.5 million outstanding at September 30, 2002 to collateralize its self-insurance obligations.

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

     The Company had no single customer accounting for more than 10% of its revenues for the years ended September 30, 2001 and 2002. During the year ended September 30, 2000, the Company had one customer that represented 11% of its revenues. Excluding that customer, the Company had no single customer accounting for more than 10% of its revenues.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, notes and bonds payable, long-term debt and interest rate swap agreements. The Company's senior subordinated notes had a carrying value, excluding unamortized discount, at September 30, 2001 and 2002 of $275.0 million and $247.9 million, respectively. The fair value of the Company's senior subordinated notes at September 30, 2001 and 2002 was $242.1 million and $218.1 million, respectively. The Company utilizes quoted market prices to determine the fair value of its debt. The fair value of the Company's interest rate swap at September 30, 2001 was $3.2 million. This interest rate swap and another interest rate swap contract entered into during 2002 were terminated during the year ended September 30, 2002. The Company received cash equal to the fair market value of these derivatives, which is being amortized over the remaining life of the bonds. Other than the senior subordinated notes and the interest rate swap agreements, the Company believes that the carrying value of financial instruments on the accompanying consolidated balance sheets approximates their fair value.

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

  Earnings per Share

     The following table reconciles the components of the basic and diluted earnings (loss) per share for the three years ended September 30, 2000, 2001 and 2002 (in thousands, except share information):

                                                       YEAR ENDED SEPTEMBER 30,
                                                ---------------------------------------
                                                   2000          2001          2002
                                                -----------   -----------   -----------
Numerator:
  Net income (loss)...........................  $    21,156   $    28,710   $  (273,351)
                                                ===========   ===========   ===========
Denominator:
  Weighted average common shares
     outstanding -- basic.....................   40,207,940    40,402,533    39,847,591
  Effect of dilutive stock options............      202,460       497,257            --
                                                -----------   -----------   -----------
  Weighted average common and common
     equivalent shares
     outstanding -- diluted...................   40,410,400    40,899,790    39,847,591
                                                ===========   ===========   ===========
Earnings (loss) per share:
  Basic.......................................  $      0.53   $      0.71   $     (6.86)
  Diluted.....................................  $      0.52   $      0.70   $     (6.86)

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     For the years ended September 30, 2000, 2001 and 2002, exercisable stock options of 4.4 million, 4.4 million and 5.6 million, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

  New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, was effective for the Company on October 1, 2000. These statements require that all derivative instruments (such as an interest rate swap contract), be recorded as either assets or liabilities measured at fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The criteria for cash flow and fair value hedges require that hedging relationships must be designated and documented upon inception. The documentation must include the consideration of the hedged item, the specific risk being hedged, identification of the hedging instrument, the Company's risk management strategy, and how effectiveness will be assessed. The effectiveness assessment must have a historical basis that supports the assertion that the hedge will be effective prospectively. At the date of adoption, there was no financial impact on the Company's consolidated financial statements as the Company was not a party to any derivative instruments. In August 2001 and February 2002, the Company entered into interest rate swap contracts to manage specific interest rate risks. These interest rate swap contracts were terminated prior to September 30, 2002. See Note 6.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by Accounting Principles Board ("APB") 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

     Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, the Company's net goodwill was approximately $482.7 million, and annual amortization of such goodwill was approximately $12.9 million. We adopted SFAS No. 142 for our first fiscal quarter of 2002. The impairment charge upon adoption was $283.3 million, and was equal to a substantial amount of our recorded goodwill. This charge created a deferred tax asset for which the Company has taken a full valuation allowance as the recoverability of such asset was uncertain at the time of adoption. This adoption did not impact our free cash flows, our operating income or compliance with our debt instruments.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Additionally, companies must reclassify in all prior periods presented those items that do not meet the criteria under the Statement. SFAS No. 145 is effective for all financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 on July 1, 2002. During July and August 2002, the Company repurchased $27.1 million of its 9 3/8% senior subordinated notes due February 1, 2009. In connection with this sale, the Company fully amortized $0.7 million of offering costs and $0.5 million in unamortized bond discounts and recognized a $1.0 million gain on extinguishment of debt. The gain is recorded in interest and other expense, net as other income.

3. BUSINESS COMBINATIONS:

  Purchases

     Subsequent to the Initial Public Offering ("IPO") and through September 30, 2002, IES has acquired 70 businesses in transactions accounted for as purchases. The total consideration paid in these transactions was approximately $232.9 million in cash and 14.7 million shares of common stock.

     In connection with the acquisitions discussed above, goodwill was determined as follows for each of the years ended September 30, 2000 and 2001 (in thousands):

                                                               2000     2001
                                                             --------   -----
Fair value of assets acquired, net of cash acquired........  $ 23,726   $ 239
Liabilities assumed........................................   (15,477)   (159)
                                                             --------   -----
  Net assets acquired, net of cash.........................     8,249      80
                                                             --------   -----
Cash paid, net of cash acquired............................    33,225     233
Issuance of common stock...................................    17,062      --
                                                             --------   -----
  Total consideration paid.................................    50,287     233
                                                             --------   -----
Goodwill...................................................  $ 42,038   $ 153
                                                             ========   =====

     No acquisitions were made during the year ended September 30, 2002.

  Pro Forma Presentation

     There was no significant difference between the unaudited pro forma results of operations and the reported results of operations for the years ended September 30, 2001 and 2002. The unaudited pro forma data presented

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES below reflect the results of operations of IES and the businesses acquired during fiscal 2000 assuming the transactions were completed on October 1, 1999 (in thousands):

                                                                 YEAR ENDED
                                                             SEPTEMBER 30, 2000
                                                             ------------------
                                                                (UNAUDITED)
Revenues...................................................      $1,687,650
                                                                 ==========
Net income.................................................      $   22,440
                                                                 ==========
Basic earnings per share...................................      $     0.57
                                                                 ==========
Diluted earnings per share.................................      $     0.56
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

  Divestitures

     On July 25, 2002, the Company sold all of the stock of two of its operating companies. The proceeds from the sale were $7.5 million in cash and 241,224 shares of the Company's common stock. The Company recorded a pre-tax gain of $2.1 million associated with this sale that is recorded in other income.

     In connection with the dispositions discussed above, the net pre-tax gain was determined as follows for the year ended September 30, 2002 (in thousands):

                                                               2002
                                                              -------
Fair value of assets divested...............................  $10,783
Liabilities divested........................................   (3,987)
                                                              -------
  Net assets divested.......................................    6,796
                                                              -------
Cash received...............................................    7,549
Common stock received.......................................    1,392
                                                              -------
  Total consideration received..............................    8,941
                                                              -------
  Pre-tax gain..............................................  $ 2,145
                                                              =======

     Had the dispositions discussed above been completed on October 1, 2001, the results of the Company would have excluded revenues of $22.3 million and income from operations of $0.4 million.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                               ESTIMATED        SEPTEMBER 30,
                                              USEFUL LIVES   -------------------
                                                IN YEARS       2001       2002
                                              ------------   --------   --------
Land........................................       N/A       $  1,621   $  1,621
Buildings...................................      5-32          7,153      8,169
Transportation equipment....................       3-5         33,109     30,280
Machinery and equipment.....................      3-10         46,985     51,771
Leasehold improvements......................      5-32         12,992     13,369
Furniture and fixtures......................       5-7          9,182      8,543
                                                  ----       --------   --------
                                                              111,042    113,753
Less -- Accumulated depreciation and
  amortization..............................                  (40,699)   (52,176)
                                                             --------   --------
  Property and equipment, net...............                 $ 70,343   $ 61,577
                                                             ========   ========

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             2001      2002
                                                            -------   -------
Balance at beginning of period............................  $ 7,121   $ 5,206
Additions to costs and expenses...........................      912     4,324
Deductions for uncollectible receivables written off, net
  of recoveries...........................................   (2,827)   (3,136)
Deductions for divestitures...............................       --      (132)
                                                            -------   -------
Balance at end of period..................................  $ 5,206   $ 6,262
                                                            =======   =======

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2001       2002
                                                          --------   --------
Accounts payable, trade.................................  $ 78,948   $ 65,433
Accrued compensation and benefits.......................    53,057     22,934
Accrual for self-insurance liabilities..................    15,625     19,453
Accrued payment for repurchase of senior subordinated
  notes.................................................        --     14,268
Other accrued expenses..................................    16,642     19,310
                                                          --------   --------
                                                          $164,272   $141,398
                                                          ========   ========

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Contracts in progress are as follows (in thousands):

                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                2001          2002
                                                             -----------   -----------
Costs incurred on contracts in progress....................  $ 1,297,850   $ 1,188,532
Estimated earnings.........................................      254,981       182,360
                                                             -----------   -----------
                                                               1,552,831     1,370,892
Less -- Billings to date...................................   (1,540,816)   (1,376,126)
                                                             -----------   -----------
                                                             $    12,015   $    (5,234)
                                                             ===========   ===========
Costs and estimated earnings in excess of billings on
  uncompleted contracts....................................  $    62,249   $    46,314
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts.................................      (50,234)      (51,548)
                                                             -----------   -----------
                                                             $    12,015   $    (5,234)
                                                             ===========   ===========

6. DEBT:

     Debt consists of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Secured credit facility with a group of lending
  institutions, due May 22, 2004, at a weighted average
  interest rate of 7.56%....................................    12,000         --
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9.375% with an effective interest rate of
  9.50%.....................................................   150,000    137,885
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9.375% with an effective interest rate of
  10.00%....................................................   125,000    110,000
Other                                                            1,551      1,074
                                                              --------   --------
                                                               288,551    248,959
Less-short-term debt and current maturities of long-term
  debt......................................................      (679)      (570)
Less-unamortized discount on Senior Subordinated Notes......    (4,949)    (3,797)
Fair value of terminated interest rate hedge................        --      3,847
                                                              --------   --------
  Total long-term debt......................................  $282,923   $248,439
                                                              ========   ========

     Future payments due on debt at September 30, 2002 are as follows (in thousands):

2003........................................................  $    570
2004........................................................       352
2005........................................................       125
2006........................................................        27
2007........................................................        --
Thereafter..................................................   247,885
                                                              --------
  Total.....................................................  $248,959
                                                              ========

  Credit Facility

     On May 22, 2001, the Company replaced its $175.0 million credit facility with a bank group, with a new $150.0 million revolving credit facility with a group of lending institutions to be used for working capital, capital expenditures, acquisitions and other corporate purposes, that matures May 22, 2004 (the "Credit Facility").

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to
2.75 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional
0.25 percent to 1.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the Agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. The Company was in compliance with the financial covenants at September 30, 2002. As of September 30, 2002, the Company had no borrowings outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $18.7 million, $1.1 million of other borrowings and available borrowing capacity under its Credit Facility of $131.3 million.

Senior Subordinated Notes

     On January 25, 1999 and May 29, 2001, the Company completed offerings of $150.0 million and $125.0 million Senior Subordinated Notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds to the Company, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under the Credit Facility. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends. During the fourth quarter of the year ended September 30, 2002, the Company retired approximately $27.1 million of these senior subordinated notes. At September 30, 2002, the cost basis of $15.6 million notional amount of the retired senior subordinated notes were classified as part of accounts payable and accrued expenses as the settlement date occurred subsequent to September 30, 2002. In connection with these transactions, the Company recorded a gain of $1.0 million. This gain is recorded in interest and other expense, net in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was adopted July 1, 2002.

  Interest Rate Swaps

     The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its carrying value plus an adjustment

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the "short-cut" method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. At September 30, 2001 the fair value of this derivative was $3.2 million and was included in other noncurrent assets. The Company terminated this contract in February 2002. The Company received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds.

     The Company entered into a new interest rate swap agreement in February 2002, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month trailing LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results was that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the "short-cut" method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. The Company terminated this contract in August 2002. The Company received cash equal to the fair value of this derivative of $2.5 million, which is being amortized over the remaining life of the bonds. At September 30, 2002 the Company had no outstanding interest rate swap contracts.

     The following table presents the balance sheet effect on the Senior Subordinated Notes (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Senior Subordinated Notes, due February 1, 2009.............  $275,000   $247,885
Less: Unamortized discount on Senior Subordinated Notes.....    (4,949)    (3,797)
Add: Fair value of interest rate hedge......................     3,159         --
Add: Unamortized portion of interest rate hedge.............        --      3,847
                                                              --------   --------
                                                              $273,210   $247,935
                                                              ========   ========

7. LEASES:

     The Company leases various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 11. Rental expense for the years ended September 30, 2000, 2001 and 2002 was approximately $7.5 million, $9.7 million and $10.0 million respectively. Future minimum lease payments under these noncancelable operating leases with terms in excess of one year are as follows (in thousands):

YEAR ENDED SEPTEMBER 30,
2003........................................................  $ 9,787
2004........................................................    7,616
2005........................................................    5,108
2006........................................................    2,642
2007........................................................    1,453
Thereafter..................................................    2,284
                                                              -------
          Total.............................................  $28,890
                                                              =======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

8. INCOME TAXES:

     Federal and state income tax provisions are as follows (in thousands):

                                                              YEAR ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                            2000      2001           2002
                                                           -------   -------        ------
Federal:
  Current................................................  $19,345   $24,592        $   --
  Deferred...............................................     (157)   (2,025)        6,635
State:
  Current................................................    2,475     6,017            --
  Deferred...............................................      (20)   (2,913)         (460)
                                                           -------   -------        ------
                                                           $21,643   $25,671        $6,175
                                                           =======   =======        ======

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------
                                                           2000      2001       2002
                                                          -------   -------   --------
Provision at the statutory rate.........................  $14,980   $19,033   $  5,638
Increase resulting from:
  Non-cash restricted stock compensation charge.........      611        88         --
  Non-deductible goodwill...............................    4,070     4,208         --
  State income taxes, net of benefit for federal
     deduction..........................................    1,596     2,018        295
  Non-deductible expenses...............................      386       324        997
  Change in valuation allowance.........................       --        --     21,885
  Contingent tax liabilities............................       --        --     16,428
Decrease resulting from:
  Utilization of state net operating losses.............       --        --       (755)
  Additional tax basis in amortizable assets............       --        --    (38,313)
                                                          -------   -------   --------
                                                          $21,643   $25,671   $  6,175
                                                          =======   =======   ========

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001       2002
                                                              -------   --------
Deferred income tax assets:
  Allowance for doubtful accounts...........................  $ 2,010   $  2,380
  Goodwill..................................................       --     34,073
  Accrued expenses..........................................    6,805     11,758
  Net operating loss carry forward..........................      892     10,694
  Other.....................................................    1,932        852
                                                              -------   --------
     Subtotal...............................................   11,639     59,757
  Less valuation allowance..................................       --    (34,613)
                                                              -------   --------
          Total deferred income tax assets..................   11,639     25,144
                                                              -------   --------
Deferred income tax liabilities:
  Property and equipment....................................   (3,270)    (3,637)
  Goodwill..................................................     (292)        --
  Deferred contract revenue and other.......................   (2,691)      (872)
                                                              -------   --------
          Total deferred income tax liabilities.............   (6,253)    (4,509)
                                                              -------   --------
          Net deferred income tax assets....................  $ 5,386   $ 20,635
                                                              =======   ========

     At September 30, 2002, the Company had available approximately $26.1 million of net tax operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2020. The Company also had available approximately $24.9 million of net tax operating loss carry forwards for state income tax purposes which will begin to expire in 2013.

     In assessing the realizability of deferred tax assets at September 30, 2002, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets.

     The Company has adopted positions that a taxing authority may view differently. The Company believes its reserves of $21.2 million recorded in other noncurrent liabilities are adequate in the event the positions are not ultimately upheld.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The net deferred income tax assets and liabilities are comprised of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
Current deferred income taxes:
  Assets....................................................  $ 9,075   $23,884
  Liabilities...............................................   (1,960)     (872)
                                                              -------   -------
                                                                7,115    23,012
                                                              -------   -------
Long-term deferred income taxes:
  Assets....................................................  $ 2,564   $ 1,260
  Liabilities...............................................   (4,293)   (3,637)
                                                              -------   -------
                                                               (1,729)   (2,377)
                                                              -------   -------
Net deferred income tax assets..............................  $ 5,386   $20,635
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

     During the year ended September 30, 2002, the Company aligned its operations among two reportable segments: (1) commercial and industrial and (2) residential. The commercial and industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Corporate includes expenses associated with the Company's home office and regional infrastructure.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill amortization, depreciation expense, capital expenditures and total assets. Those methods used for allocation may change in the future.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Segment information for the years ended September 30, 2000, 2001 and 2002 are as follows (in thousands):

                                                       FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                                --------------------------------------------------
                                                COMMERCIAL/
                                                INDUSTRIAL    RESIDENTIAL   CORPORATE     TOTAL
                                                -----------   -----------   ---------   ----------
Revenues......................................  $1,421,411     $250,877     $     --    $1,672,288
Cost of services..............................   1,176,624      195,913           --     1,372,537
                                                ----------     --------     --------    ----------
Gross profit..................................     244,787       54,964           --       299,751
Selling, general and administrative...........     143,253       23,557       54,709       221,519
Goodwill amortization.........................      11,706        1,505           --        13,211
                                                ----------     --------     --------    ----------
Income from operations........................  $   89,828     $ 29,902     $(54,709)   $   65,021
                                                ==========     ========     ========    ==========
Other data:
Depreciation expense..........................  $   11,105     $    702     $  6,163    $   17,970
Capital expenditures..........................      20,278        1,254        6,849        28,381
Total assets..................................     838,141      144,856       36,993     1,019,990

                                                        FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                                 --------------------------------------------------
                                                 COMMERCIAL/
                                                 INDUSTRIAL    RESIDENTIAL   CORPORATE     TOTAL
                                                 -----------   -----------   ---------   ----------
Revenues.......................................  $1,435,773     $257,440     $     --    $1,693,213
Cost of services...............................   1,186,681      198,908           --     1,385,589
                                                 ----------     --------     --------    ----------
Gross profit...................................     249,092       58,532           --       307,624
Selling, general and administrative............     137,751       30,977       45,345       214,073
Goodwill amortization..........................      11,478        1,505           --        12,983
                                                 ----------     --------     --------    ----------
Income from operations.........................  $   99,863     $ 26,050     $(45,345)   $   80,568
                                                 ==========     ========     ========    ==========
Other data:
Depreciation expense...........................  $   13,081     $  1,745     $    931    $   15,757
Capital expenditures...........................      16,854        1,936        7,011        25,801
Total assets...................................     850,182      112,779       70,542     1,033,503

                                                        FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                                 --------------------------------------------------
                                                 COMMERCIAL/
                                                 INDUSTRIAL    RESIDENTIAL   CORPORATE     TOTAL
                                                 -----------   -----------   ---------   ----------
Revenues.......................................  $1,193,391     $282,039     $     --    $1,475,430
Cost of services...............................   1,033,478      220,366           --     1,253,844
                                                 ----------     --------     --------    ----------
Gross profit...................................     159,913       61,673           --       221,586
Selling, general and administrative............     123,458       27,053       23,673       174,184
Restructuring charge...........................          --           --        5,556         5,556
                                                 ----------     --------     --------    ----------
Income from operations.........................  $   36,455     $ 34,620     $(29,229)   $   41,846
                                                 ==========     ========     ========    ==========
Other data:
Depreciation expense...........................  $   13,921     $    885     $  2,047    $   16,853
Capital expenditures...........................       8,301          753        2,841        11,895
Total assets...................................     519,897       89,896      111,846       721,639

     The Company's information for the years ended September 30, 2000 and 2001 has been restated for consistency with the current year presentation. The Company does not have significant operations or long-lived assets in countries outside of the United States.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

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

  Directors' Stock Plan

     In September 1997, the Company's board of directors and stockholders approved the 1997 Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options to nonemployee directors. In May 2000, the Company's board of directors amended the Directors' Plan. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. Each nonemployee director is granted options to purchase 3,000 shares at the time of an initial election of such director. In addition, each director will be automatically granted options to purchase 3,000 shares annually at each September 30 on which such director remains a director. All options have an exercise price based on the fair market value at the date of grant, are immediately vested and expire 10 years from the date of the grant. In the event that the director ceases to serve as a member of the board for any reason the options must be exercised within one year.

  1999 Incentive Compensation Plan

     In November 1999, the Company's board of directors adopted the 1999 Incentive Compensation Plan (the "1999 Plan"). The 1999 Plan, as amended, authorizes the Compensation Committee of the Board of Directors or the Board of Directors to grant eligible participants of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 5.5 million shares of common stock authorized for issuance under the 1999 Plan.

     In December 1999 and March 2000, the Company granted restricted stock awards of 609,306 and 400,000, respectively, under its stock plans to certain employees. The December 1999 awards vested in equal installments on May 31, 2000 and August 31, 2000, provided the recipient was still employed by the Company. The March 2000 award vests in equal installments on March 20th of each year through 2004, provided the recipient is still employed by the Company. The market value of the underlying stock on the date of grant for the December 1999 and March 2000 awards was $5.2 million and $2.3 million, respectively, which was recognized as compensation expense over the related vesting periods. During the year ended September 30, 2001, the Company amortized $0.6 million to expense in connection with these awards. The award became fully vested and was fully amortized during the year ended September 30, 2002.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The following table summarizes activity under the Company's stock option and incentive compensation plans:

                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding, September 30, 1999...........................   3,750,457        $14.81
                                                            ----------        ------
  Options Granted.........................................   1,987,482         10.18
  Restricted Stock Granted................................   1,009,306          0.00
  Exercised...............................................    (579,839)         0.00
  Forfeited and Cancelled.................................    (721,111)        13.92
                                                            ----------        ------
Outstanding, September 30, 2000...........................   5,446,295        $12.02
                                                            ----------        ------
  Options Granted.........................................   2,251,199          5.76
  Restricted Stock Granted................................      43,783          0.00
  Exercised...............................................    (157,004)         0.47
  Forfeited and Cancelled.................................    (655,152)        13.04
                                                            ----------        ------
Outstanding, September 30, 2001...........................   6,929,121        $10.06
                                                            ----------        ------
  Options Granted.........................................   2,073,069          4.60
  Exercised...............................................    (434,471)         1.51
  Forfeited and Cancelled.................................  (2,033,039)         8.33
                                                            ----------        ------
Outstanding, September 30, 2002...........................   6,534,680        $ 9.39
                                                            ==========        ======
Exercisable, September 30, 2000...........................   1,536,995        $13.74
                                                            ==========        ======
Exercisable, September 30, 2001...........................   2,626,988        $12.23
                                                            ==========        ======
Exercisable, September 30, 2002...........................   3,314,864        $11.70
                                                            ==========        ======

     Unexercised options expire at various dates from January 27, 2008 through September 30, 2012.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

                                                         2000        2001        2002
                                                        -------     -------     -------
Expected dividend yield..............................      0.00%       0.00%       0.00%
Expected stock price volatility......................     94.42%      60.99%      81.56%
Weighted average risk free interest rate.............      6.35%       5.15%       3.96%
Expected life of options.............................   6 years     6 years     6 years

     The tables below summarizes options outstanding and exercisable at September 30, 2002:

                                            WEIGHTED-AVERAGE
RANGE OF               OUTSTANDING AS OF       REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AS OF    WEIGHTED-AVERAGE
EXERCISE PRICES        SEPTEMBER 30, 2002   CONTRACTUAL LIFE    EXERCISE PRICE    SEPTEMBER 30, 2002    EXERCISE PRICE
---------------        ------------------   ----------------   ----------------   ------------------   ----------------
$ 0.0000-$ 4.6240            818,000              7.8              $ 3.7070              18,000            $ 3.7400
$ 4.6250-$ 7.8000          2,788,411              7.4              $ 5.5346           1,062,865            $ 5.5317
$ 7.8100-$10.5000             49,067              6.8              $ 9.8007              21,286            $ 9.7463
$10.5100-$15.5000          2,218,860              5.5              $13.7110           1,688,490            $13.6801
$15.5100-$22.1250            660,342              5.4              $18.1188             524,223            $18.1831
                           ---------              ---              --------           ---------            --------
                           6,534,680              6.6              $ 9.3858           3,314,864            $11.7003
                           =========              ===              ========           =========            ========

     Options granted during the years ended September 30, 2000, 2001 and 2002 had weighted average fair values per option of $8.10, $3.55 and $5.99, respectively.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Employee Stock Purchase Plan

     In February 2000, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company's closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 1.0 million shares. The purpose of the ESPP is to provide an incentive for employees of the Company to acquire a proprietary interest in the Company through the purchase of shares of the Company's common stock. The ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the ESPP are construed in a manner to be consistent with the requirements of that section of the Code. As of September 30, 2000, there were no shares purchased under the ESPP. During the year ended September 30, 2001, the Company issued 207,642 shares pursuant to the ESPP. For purposes of SFAS No. 123, "Accounting for Stock-Based Compensation," estimated compensation cost as it relates to the ESPP was computed for the fair value of the employees' purchase rights using the Black-Scholes option pricing model with the following assumptions for 2001: expected dividend yield of 0.00%, expected stock price volatility of 60.99%, weighted average risk free interest rate of 5.15% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2001 was approximately $1.52. During the year ended September 30, 2002, the Company issued 55,742 shares pursuant to the ESPP. For purposes of SFAS No. 123, "Accounting for Stock-Based Compensation," estimated compensation cost as it relates to the ESPP was computed for the fair value of the employees' purchase rights using the Black-Scholes option pricing model with the following assumptions for 2002: expected dividend yield of 0.00%, expected stock price volatility of 81.56%, weighted average risk free interest rate of 3.96% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2002 was approximately $1.54.

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

                                                          2000      2001       2000
                                                         -------   -------   ---------
Net income (loss)
  As reported..........................................  $21,156   $28,710   $(273,351)
  Pro forma for SFAS No. 123...........................  $13,877   $23,473   $(278,250)
Basic earnings (loss) per share
  As reported..........................................  $  0.53   $  0.71   $   (6.86)
  Pro forma for SFAS No. 123...........................  $  0.35   $  0.58   $   (6.98)
Diluted earnings (loss) per share
  As reported..........................................  $  0.52   $  0.70   $   (6.86)
  Pro forma for SFAS No. 123...........................  $  0.34   $  0.57   $   (6.98)

     The pro forma disclosure for the years ended September 30, 2000 and 2001 have been adjusted to reflect the impact of cancellations and forfeitures of stock options issued prior to September 30, 2001. The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option-pricing model involves subjective assumptions which may be materially different than actual amounts.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

11. RELATED-PARTY TRANSACTIONS:

     The Company has transactions in the normal course of business with certain affiliated companies. Amounts due from related parties at September 30, 2001 and 2002 were $0.2 million. In connection with certain of the acquisitions, subsidiaries of the Company have entered into a number of related party lease arrangements for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the years ended September 30, 2000, 2001 and 2002 were $4.2 million, $4.3 million and $4.2 million, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 7.

12. EMPLOYEE BENEFIT PLANS:

     In November 1998, the Company established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). All IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in Company matching contributions following three years of service.

     Certain subsidiaries of the Company do not participate in the 401(k) Plan, but instead provide various defined contribution savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after eight years. Certain plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary. The aggregate contributions by the Company to the 401(k) Plan and the Plans were $2.1 million, $3.4 million and $3.0 million for the years ended September 30, 2000, 2001 and 2002, respectively.

13. COMMITMENTS AND CONTINGENCIES:

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

     The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2002, the Company had invested $1.8 million under its commitment to EnerTech.

     At September 30, 2002, the Company had notes receivable totaling approximately $1.8 million from EPV, an affiliate.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended September 30, 2000 and 2001 are summarized as follows (in thousands, except per share data):

                                               FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Revenues...................................  $427,030   $418,557   $423,988   $423,638
Gross profit...............................  $ 74,541   $ 76,749   $ 81,755   $ 74,579
Net income.................................  $  7,008   $  8,075   $ 10,533   $  3,094
Earnings per share:
  Basic....................................  $   0.17   $   0.20   $   0.26   $   0.08
  Diluted..................................  $   0.17   $   0.20   $   0.26   $   0.08

                                               FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                            ------------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                            ---------   --------   --------   --------
Revenues..................................  $ 375,179   $356,481   $374,819   $368,951
Gross profit..............................  $  57,229   $ 54,701   $ 58,491   $ 51,165
Net income (loss).........................  $(285,097)  $  2,066   $  7,477   $  2,203
Earnings (loss) per share:
  Basic...................................  $   (7.17)  $   0.05   $   0.19   $   0.06
  Diluted.................................  $   (7.17)  $   0.05   $   0.19   $   0.06

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

15. SUBSEQUENT EVENT (UNAUDITED):

     On October 8, 2002, the Company sold one of its subsidiaries for approximately $1.3 million in cash and approximately 70,000 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning a change in accountants is included in the Company's Form 8-K filed with the SEC on June 10, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the sections entitled "Management" and Section 16(a) of the Securities Exchange Act of 1934, and "Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than January 28, 2003.

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

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's principal executive officer and principal financial officer concluded, based on this evaluation, that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic SEC filings.

     Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

     See Index to Financial Statements under Item 8 of this report.

     (b) Exhibits.

           3.1           Amended and Restated Certificate of Incorporation as
                         amended. (Incorporated by reference to 3.1 to the
                         Registration Statement on Form S-1 (File No. 333-38715) of
                         the Company)
           3.2           Bylaws, as amended (Incorporated by reference to 3.2 to the
                         Registration Statement on Form S-4 (File No. 333-65160) of
                         the Company)
           4.1           Specimen Common Stock Certificate. (Incorporated by
                         reference to 4.1 to the Registration Statement on Form S-1
                         (File No. 333-38715) of the Company)
           4.2           Indenture, dated January 28, 1999, by and among Integrated
                         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
                         $150,000,000 9 3/8% Senior Subordinated Notes due 2009.
                         (Incorporated by reference to Exhibit 4.2 to Post-Effective
                         Amendment No. 3 to the Registration Statement on Form S-4
                         (File No. 333-50031) of the Company)
           4.3           Form of Integrated Electrical Services, Inc. 9 3/8% Senior
                         Subordinated Note due 2009 (Series A) and (Series B).
                         (Included in Exhibit A to Exhibit 4.2 to Post-Effective
                         Amendment No. 3 to the Registration Statement on Form S-4
                         (File No. 333-50031) of the Company)
           4.4           Indenture, dated May 29, 2001, by and among Integrated
                         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
                         $125,000,000 9 3/8% Senior Subordinated Notes due 2009.
                         (Incorporated by reference to Exhibit 4.3 to Registration
                         Statement on Form S-4 (File No. 333-65160) of the Company)
           4.5           Form of Integrated Electrical Services, Inc. 9 3/8% Senior
                         Subordinated Note due 2009 (Series C) and (Series D).
                         (Included in Exhibit A to Exhibit 4.3 to Registration
                         Statement on Form S-4 (File No. 333-65160) of the Company)
          10.1           Form of Employment Agreement between the Company and H.
                         Roddy Allen dated May 22, 1998 as amended March 11, 2002.
                         (Incorporated by reference to 10.1 to the Registration
                         Statement on Form S-1 (File No. 333-38715) of the Company)
         *10.2           Form of Officer and Director Indemnification Agreement.
          10.3           Integrated Electrical Services, Inc. 1997 Stock Plan, as
                         amended. (Incorporated by reference to Exhibit 10.3 to the
                         Company's Annual Report on Form 10-K for the year ended
                         September 30, 2001)
          10.4           Integrated Electrical Services, Inc. 1997 Directors' Stock
                         Plan. (Incorporated by reference to Exhibit 10.4 to the
                         Company's Annual Report on Form 10-K for the year ended
                         September 30, 2000)
          10.5           Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as
                         banks, Credit Lyonnais and the Bank of Nova Scotia as
                         syndication agents, Toronto Dominion (Texas), Inc. as
                         documentation agent and the Chase Manhattan Bank, as
                         administrative agent. (Incorporated by reference to Exhibit
                         10.12 to the Registration Statement on Form S-4 (File No.
                         333-65160) of the Company)
          10.6           Amendment No. 1 dated June 20, 2001, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
                         Financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the Chase Manhattan Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.6 to the Company's
                         Annual Report on Form 10-K for the year ended September 30,
                         2001)

          10.7           Amendment No. 2 dated November 30, 2001, to the Credit
                         Agreement dated May 22, 2001, among the Company, as
                         borrower, the Financial Institutions named therein, as
                         banks, Credit Lyonnais and the Bank of Nova Scotia as
                         syndication agents, Toronto Dominion (Texas), Inc. as
                         documentation agent and the JP Morgan Chase Bank, as
                         administrative agent. (Incorporated by reference to Exhibit
                         10.7 to the Company's Annual Report on Form 10-K for the
                         year ended September 30, 2001)
          10.8           Integrated Electrical Services, Inc. 1999 Incentive
                         Compensation Plano. (Incorporated by reference to Exhibit
                         10.11 to the Company's Annual Report on Form 10-K for the
                         year ended September 30, 2000)
          10.9           Amendment No. 3 dated February 4, 2002, to the Credit
                         Facility dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the JP Morgan Chase Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the period ended December
                         31, 2001)
          10.10          Amendment No. 4 dated July 12, 2002, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
                         Financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the JP Morgan Chase Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the period ended June 30,
                         2002)
         *12             Ratio of Earnings to Fixed Charges.
         *21.1           Subsidiaries of the Registrant.
         *23.1           Consent of Ernst & Young LLP
         *24             Powers of Attorney
         *99.1           Certification of Herbert R. Allen, Chief Executive Officer,
                         pursuant to 18 U.S.C. Section 1350, as adopted to Section
                         906 of The Sarbanes-Oxley Act of 2002.
         *99.2           Certification of William W. Reynolds, Chief Financial
                         Officer, pursuant to 18 U.S.C. Section 1350, as adopted to
                         Section 906 of The Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

     (c) Reports on Form 8-K.

     On July 31, 2002 the Company filed a Current Report on Form 8-K that includes oaths of the Chief Executive Officer and the Chief Financial Officer.

     On August 21, 2002 the Company filed a Current Report on Form 8-K in connection with its press release dated August 20, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2002.

                                          INTEGRATED ELECTRICAL SERVICES, INC.

                                          By:      /s/ HERBERT R. ALLEN*
                                            ------------------------------------
                                                      Herbert R. Allen
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2002.

                    SIGNATURE                                            TITLE
                    ---------                                            -----



              /s/ HERBERT R. ALLEN*                  President, Chief Executive Officer and
--------------------------------------------------   Director
                 Herbert R. Allen




                /s/ RICHARD CHINA*                   Director
--------------------------------------------------
                  Richard China




              /s/ DONALD PAUL HODEL*                 Director
--------------------------------------------------
                Donald Paul Hodel




              /s/ ALAN R. SIELBECK*                  Director
--------------------------------------------------
                 Alan R. Sielbeck




               /s/ C. BYRON SNYDER*                  Chairman of the Board of Directors
--------------------------------------------------
                 C. Byron Snyder




             /s/ DONALD C. TRAUSCHT*                 Director
--------------------------------------------------
                Donald C. Trauscht




                  /s/ BOB WEIK*                      Director
--------------------------------------------------
                     Bob Weik




               /s/ JAMES D. WOODS*                   Director
--------------------------------------------------
                  James D. Woods




             /s/ WILLIAM W. REYNOLDS                 Chief Financial Officer
--------------------------------------------------
               William W. Reynolds




               /s/ DAVID A. MILLER*                  Chief Accounting Officer
--------------------------------------------------
                 David A. Miller




           *By: /s/ WILLIAM W. REYNOLDS
  ----------------------------------------------
              William W. Reynolds as
            attorney in fact for each
            of the persons indicated.

                                 CERTIFICATION

     I, Herbert R. Allen, certify that:

          1. I have reviewed this annual report on Form 10-K of Integrated Electrical Services, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

                                                   /s/ HERBERT R. ALLEN
                                          --------------------------------------
                                                     Herbert R. Allen
                                                 Chief Executive Officer

                                 CERTIFICATION

     I, William W. Reynolds, certify that:

          1. I have reviewed this annual report on Form 10-K of Integrated Electrical Services, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

                                                 /s/ WILLIAM W. REYNOLDS
                                          --------------------------------------
                                                   William W. Reynolds
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.1           Amended and Restated Certificate of Incorporation as
                         amended. (Incorporated by reference to 3.1 to the
                         Registration Statement on Form S-1 (File No. 333-38715) of
                         the Company)
           3.2           Bylaws, as amended (Incorporated by reference to 3.2 to the
                         Registration Statement on Form S-4 (File No. 333-65160) of
                         the Company)
           4.1           Specimen Common Stock Certificate. (Incorporated by
                         reference to 4.1 to the Registration Statement on Form S-1
                         (File No. 333-38715) of the Company)
           4.2           Indenture, dated January 28, 1999, by and among Integrated
                         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
                         $150,000,000 9 3/8% Senior Subordinated Notes due 2009.
                         (Incorporated by reference to Exhibit 4.2 to Post-Effective
                         Amendment No. 3 to the Registration Statement on Form S-4
                         (File No. 333-50031) of the Company)
           4.3           Form of Integrated Electrical Services, Inc. 9 3/8% Senior
                         Subordinated Note due 2009 (Series A) and (Series B).
                         (Included in Exhibit A to Exhibit 4.2 to Post-Effective
                         Amendment No. 3 to the Registration Statement on Form S-4
                         (File No. 333-50031) of the Company)
           4.4           Indenture, dated May 29, 2001, by and among Integrated
                         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
                         $125,000,000 9 3/8% Senior Subordinated Notes due 2009.
                         (Incorporated by reference to Exhibit 4.3 to Registration
                         Statement on Form S-4 (File No. 333-65160) of the Company)
           4.5           Form of Integrated Electrical Services, Inc. 9 3/8% Senior
                         Subordinated Note due 2009 (Series C) and (Series D).
                         (Included in Exhibit A to Exhibit 4.3 to Registration
                         Statement on Form S-4 (File No. 333-65160) of the Company)
          10.1           Form of Employment Agreement between the Company and H.
                         Roddy Allen dated May 22, 1998 as amended March 11, 2002.
                         (Incorporated by reference to 10.1 to the Registration
                         Statement on Form S-1 (File No. 333-38715) of the Company)
         *10.2           Form of Officer and Director Indemnification Agreement.
          10.3           Integrated Electrical Services, Inc. 1997 Stock Plan, as
                         amended. (Incorporated by reference to Exhibit 10.3 to the
                         Company's Annual Report on Form 10-K for the year ended
                         September 30, 2001)
          10.4           Integrated Electrical Services, Inc. 1997 Directors' Stock
                         Plan. (Incorporated by reference to Exhibit 10.4 to the
                         Company's Annual Report on Form 10-K for the year ended
                         September 30, 2000)
          10.5           Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as
                         banks, Credit Lyonnais and the Bank of Nova Scotia as
                         syndication agents, Toronto Dominion (Texas), Inc. as
                         documentation agent and the Chase Manhattan Bank, as
                         administrative agent. (Incorporated by reference to Exhibit
                         10.12 to the Registration Statement on Form S-4 (File No.
                         333-65160) of the Company)
          10.6           Amendment No. 1 dated June 20, 2001, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
                         Financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the Chase Manhattan Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.6 to the Company's
                         Annual Report on Form 10-K for the year ended September 30,
                         2001)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.7           Amendment No. 2 dated November 30, 2001, to the Credit
                         Agreement dated May 22, 2001, among the Company, as
                         borrower, the Financial Institutions named therein, as
                         banks, Credit Lyonnais and the Bank of Nova Scotia as
                         syndication agents, Toronto Dominion (Texas), Inc. as
                         documentation agent and the JP Morgan Chase Bank, as
                         administrative agent. (Incorporated by reference to Exhibit
                         10.7 to the Company's Annual Report on Form 10-K for the
                         year ended September 30, 2001)
          10.8           Integrated Electrical Services, Inc. 1999 Incentive
                         Compensation Plan. (Incorporated by reference to Exhibit
                         10.11 to the Company's Annual Report on Form 10-K for the
                         year ended September 30, 2000)
          10.9           Amendment No. 3 dated February 4, 2002, to the Credit
                         Facility dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the JP Morgan Chase Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the period ended December
                         31, 2001)
          10.10          Amendment No. 4 dated July 12, 2002, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
                         financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the JP Morgan Chase Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the period ended June 30,
                         2002)
         *12             Ratio of Earnings to Fixed Charges.
         *21.1           Subsidiaries of the Registrant.
         *23.1           Consent of Ernst & Young LLP
         *24             Powers of Attorney
         *99.1           Certification of Herbert R. Allen, Chief Executive Officer,
                         pursuant to 18 U.S.C. Section 1350, as adopted to Section
                         906 of The Sarbanes-Oxley Act of 2002.
         *99.2           Certification of William W. Reynolds, Chief Financial
                         Officer, pursuant to 18 U.S.C. Section 1350, as adopted to
                         Section 906 of The Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.