Form 10-Q
period 2002-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2003-01-30
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of January 29, 2003 of the issuer's common stock was 39,226,487 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION


                                                                                                        Page
                                                                                                        ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 and
              December 31, 2002....................................................................       2
         Consolidated Statements of Operations for the three months ended
              December 31, 2001 and 2002...........................................................       3
         Consolidated Statements of Stockholders' Equity for the three months ended
              December 31, 2002....................................................................       4
         Consolidated Statements of Cash Flows for the three months ended
              December 31, 2001 and 2002...........................................................       5
         Condensed Notes to Consolidated Financial Statements......................................       6

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................      12

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................      22

     Item 4.          Controls and Procedures......................................................      22

PART II.      OTHER INFORMATION

     Item 6.          Exhibits.....................................................................      23

     Signatures       .............................................................................      24

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                          September 30,     December 31,
                                                                                               2002            2002
                                                                                          -------------     ------------
                                                                                            (Audited)       (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...........................................................     $     32,779      $     19,062
Accounts receivable:
    Trade, net of allowance of $6,262 and $5,896 respectively .......................          237,310           228,310
    Retainage .......................................................................           62,482            61,844
    Related parties .................................................................              153               144
Costs and estimated earnings in excess of billings on
    uncompleted contracts ...........................................................           46,314            46,007
Inventories .........................................................................           23,651            22,677
Prepaid expenses and other current assets ...........................................           35,041            35,066
                                                                                          ------------      ------------
    Total current assets ............................................................          437,730           413,110

PROPERTY AND EQUIPMENT, net .........................................................           61,577            58,899
GOODWILL, net .......................................................................          198,220           198,005
OTHER NON-CURRENT ASSETS ............................................................           24,112            23,683
                                                                                          ------------      ------------
       Total assets .................................................................     $    721,639      $    693,697
                                                                                          ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt ............................     $        570      $        467
Accounts payable and accrued expenses ...............................................          141,398           115,505
Income taxes payable ................................................................               --               167
Billings in excess of costs and estimated earnings on
    uncompleted contracts ...........................................................           51,548            45,383
                                                                                          ------------      ------------
    Total current liabilities .......................................................          193,516           161,522

OTHER LONG-TERM DEBT, net of current maturities .....................................              504               381
SENIOR SUBORDINATED NOTES, net of $3,797 and $3,648
    unamortized discount, respectively ..............................................          247,935           247,932
OTHER NON-CURRENT LIABILITIES .......................................................           25,252            26,651
                                                                                          ------------      ------------
       Total liabilities ............................................................          467,207           436,486
                                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ..................................................               --                --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,439,984 shares issued .....................................................              385               385
    Restricted voting common stock, $.01 par value, 2,605,709 shares
      issued, authorized and outstanding ...........................................                26                26
    Treasury stock, at cost, 1,421,068 and 1,681,545 shares, respectively ...........           (9,774)          (10,795)
    Additional paid-in capital ......................................................          428,427           428,420
    Retained earnings (deficit) .....................................................         (164,632)         (160,825)
                                                                                          ------------      ------------
       Total stockholders' equity ...................................................          254,432           257,211
                                                                                          ------------      ------------
       Total liabilities and stockholders' equity ...................................     $    721,639      $    693,697
                                                                                          ============      ============



  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                          Three Months Ended December 31,
                                                                                          -------------------------------
                                                                                              2001              2002
                                                                                          ------------      -------------
                                                                                                   (Unaudited)

Revenues ............................................................................     $    375,179      $    348,577
Cost of services (including depreciation) ...........................................          317,950           297,221
                                                                                          ------------      ------------
     Gross profit ...................................................................           57,229            51,356

Selling, general and administrative expenses ........................................           49,773            38,619
Restructuring charge ................................................................            4,000                --
                                                                                          ------------      ------------
     Income from operations .........................................................            3,456            12,737
                                                                                          ------------      ------------

Other (income)/expense:
     Interest expense ...............................................................            6,785             6,456
     (Gain) loss on sale of assets ..................................................              (71)               59
     Other expense, net .............................................................              178                31
                                                                                          ------------      ------------
                                                                                                 6,892             6,546
                                                                                          ------------      ------------
Income (loss) before income taxes and cumulative effect of change in
     accounting principle ...........................................................           (3,436)            6,191

Provision (benefit) for income taxes ................................................           (1,623)            2,384
Cumulative effect of change in accounting principle, net
      of tax ........................................................................          283,284                --
                                                                                          ------------      ------------
Net income (loss) ...................................................................     $   (285,097)     $      3,807
                                                                                          ============      ============

Basic earnings (loss) per share:
Basic earnings (loss) per share before cumulative effect
      of change in accounting principle .............................................     $      (0.04)     $       0.10
                                                                                          ============      ============
Cumulative effect of change in accounting principle .................................     $      (7.13)     $       0.00
                                                                                          ============      ============
Basic earnings (loss) per share .....................................................     $      (7.17)     $       0.10
                                                                                          ============      ============

Diluted earnings (loss) per share:
Diluted earnings (loss) per share before cumulative
      effect of change in accounting principle ......................................     $      (0.04)     $       0.10
                                                                                          ============      ============
Cumulative effect of change in accounting principle .................................     $      (7.13)     $       0.00
                                                                                          ============      ============
Diluted earnings (loss) per share ...................................................     $      (7.17)     $       0.10
                                                                                          ============      ============

Shares used in the computation of earnings (loss) per share (Note 5):
     Basic ..........................................................................       39,759,175        39,447,351
                                                                                          ============      ============
     Diluted ........................................................................       39,759,175        39,472,309
                                                                                          ============      ============

  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                              Restricted Voting
                                       Common Stock              Common Stock              Treasury Stock        Additional
                                 -----------------------   -----------------------   ------------------------     Paid-In
                                   Shares       Amount      Shares        Amount       Shares        Amount       Capital
                                 ----------   ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, September 30,
    2002 .....................   38,439,984   $      385    2,605,709   $       26   (1,421,068)   $   (9,774)   $  428,427
Issuance of stock
    (unaudited) ..............           --           --           --           --        2,559            18            (7)
Purchase of treasury
    stock (unaudited) ........           --           --           --           --     (192,706)         (769)           --
Receipt of treasury
    stock (unaudited) ........           --           --           --           --      (70,330)         (270)           --
Net income (unaudited) .......           --           --           --           --           --            --            --
                                 ----------   ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, December 31,
    2002 (unaudited) .........   38,439,984   $      385    2,605,709   $       26   (1,681,545)   $  (10,795)   $  428,420
                                 ==========   ==========   ==========   ==========   ==========    ==========    ==========




                                     Retained        Total
                                     Earnings    Stockholders'
                                     (Deficit)      Equity
                                    ----------   -------------
BALANCE, September 30,
    2002 .....................      $ (164,632)   $  254,432
Issuance of stock
    (unaudited) ..............              --            11
Purchase of treasury
    stock (unaudited) ........              --          (769)
Receipt of treasury
    stock (unaudited) ........              --          (270)
Net income (unaudited) .......           3,807         3,807
                                    ----------    ----------
BALANCE, December 31,
    2002 (unaudited) .........      $ (160,825)   $  257,211
                                    ==========    ==========



  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Three Months Ended December 31,
                                                                                     --------------------------------
                                                                                         2001                2002
                                                                                     -------------      -------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .........................................................     $    (285,097)     $       3,807
     Adjustments to reconcile net income to net cash
        provided by operating activities -
          Cumulative effect of change in accounting principle ..................           283,284                 --
          Allowance for doubtful accounts ......................................               705                379
          Depreciation and amortization ........................................             4,227              3,650
          (Gain) loss on sale of property and equipment ........................               (71)                59
          Non-cash compensation expense ........................................             1,422                 --
          Gain on divestiture ..................................................                --                (26)
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ........................................             6,637              8,401
               Inventories .....................................................            (5,622)               873
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ................            11,745                105
               Prepaid expenses and other current assets .......................             3,541                (27)
               Other noncurrent assets .........................................            (1,144)               429
          Increase (decrease) in:
               Accounts payable and accrued expenses ...........................           (31,537)           (10,075)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ..........................             6,904             (6,101)
               Other current liabilities .......................................              (452)               167
               Other noncurrent liabilities ....................................             1,219              1,612
                                                                                     -------------      -------------
                    Net cash provided by (used in) operating activities ........            (4,239)             3,253
                                                                                     -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment ..............................               170              1,056
     Additions to property and equipment .......................................            (3,942)            (2,529)
     Sale of business ..........................................................                --              1,084
     Additions to note receivable from affiliate ...............................              (583)                --
                                                                                     -------------      -------------
                    Net cash used in investing activities ......................            (4,355)              (389)
                                                                                     -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings ................................................................            44,291                  5
     Repayments of debt ........................................................           (36,721)           (15,835)
     Purchase of treasury stock ................................................                --               (769)
     Proceeds from exercise of stock options ...................................                 4                 --
     Proceeds from issuance of stock ...........................................             1,712                 18
                                                                                     -------------      -------------
                    Net cash provided by (used in) financing activities ........             9,286            (16,581)
                                                                                     -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................               692            (13,717)
CASH AND CASH EQUIVALENTS, beginning of period .................................             3,475             32,779
                                                                                     -------------      -------------
CASH AND CASH EQUIVALENTS, end of period .......................................     $       4,167      $      19,062
                                                                                     =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for
          Interest .............................................................     $         475      $         277
          Income taxes .........................................................     $       3,383      $          --

  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2002, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in the Company's revenue recognition of construction in progress, fair value assumptions in analyzing goodwill impairment, allowance for doubtful accounts receivable and self-insured claims liability.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption had no impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes requirements for recognition of a liability for a cost associated with an exit or disposal activity based with an objective of recording the initial liability at fair value. The Company will adopt SFAS No 146 effective January 1, 2003. The Company does not expect the adoption of SFAS NO. 146 to impact its financial position or results of operations.

2.       GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill attributable to each of the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. The Company will perform its impairment tests annually during the first fiscal quarter absent any impairment indicators requiring more frequent impairment tests.

Based on the Company's impairment tests performed upon adoption of SFAS No. 142, it recognized a charge of $283.3 million ($7.13 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of its reporting units to its implied fair value. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. The Company performed its annual impairment test on October 1, 2002 and determined that there was no impairment of recorded goodwill.

The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows (in thousands):

                                        September 30,                        December 31,
                                            2002          Divestiture           2002
                                        -------------     -------------     -------------
Commercial and Industrial               $     140,695     $         215     $     140,480
Residential                                    57,525                --            57,525
                                        -------------     -------------     -------------
                                        $     198,220     $         215     $     198,005
                                        =============     =============     =============

3.       RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $4.0 million associated with 45 employees during the three months ended December 31, 2001. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. At December 31, 2002, approximately $2.0 million of these charges have not been paid and are included in accrued expenses.

4.       DEBT

Credit Facility

The Company is party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004, as amended (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements; a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. The Company was in compliance with the financial covenants of its Credit Facility, as amended, at December 31, 2002. As of December 31, 2002, the Company had no borrowings outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $22.4 million, $0.8 million of other borrowings and available borrowing capacity under its Credit Facility of $127.6 million.

Senior Subordinated Notes

On January 25, 1999 and May 29, 2001, the Company completed offerings of $150.0 million and $125.0 million Senior Subordinated Notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds to the Company, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under the Credit Facility. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends. During the fourth quarter of the year ended September 30, 2002, the Company retired approximately $27.1 million of these Senior Subordinated Notes. At September 30, 2002, the cost basis of $15.6 million notional amount of the retired Senior Subordinated Notes were classified as part of accounts payable and accrued expenses as the settlement date occurred subsequent to September 30, 2002 and during the three months ended December 31, 2002.

Debt consists of the following (in thousands):

                                                                                September 30,     December 31,
                                                                                   2002               2002
                                                                                ------------      ------------
Secured credit facility with a group of lending institutions, due
      May 22, 2004 ........................................................     $         --      $         --
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 9.50% .........          137,885           137,885
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00% ........          110,000           110,000
Other .....................................................................            1,074               848
                                                                                ------------      ------------
      Total debt ..........................................................          248,959           248,733
Less - short-term debt and current maturities of long-term debt ...........             (570)             (467)
Less - unamortized discount on senior subordinated notes ..................           (3,797)           (3,648)
Add - fair value of terminated interest rate hedge ........................            3,847             3,695
                                                                                ------------      ------------
      Total long-term debt ................................................     $    248,439      $    248,313
                                                                                ============      ============

5.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 2001 and 2002 (in thousands, except share information):


                                                                       Three Months Ended December 31,
                                                                      --------------------------------
                                                                          2001                    2002
                                                                      -------------      -------------
Numerator:
    Net income (loss) ...........................................     $    (285,097)     $       3,807
                                                                      =============      =============

Denominator:
    Weighted average shares outstanding - basic .................        39,759,175         39,447,351
    Effect of dilutive stock options ............................                --             24,958
                                                                      -------------      -------------
    Weighted average shares outstanding - diluted ...............        39,759,175         39,472,309
                                                                      =============      =============

Earnings (loss) per share:
    Basic .......................................................     $       (7.17)     $        0.10
    Diluted .....................................................     $       (7.17)     $        0.10

For the three months ended December 31, 2001 and 2002, stock options of 6.9 million and 5.4 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock. For the three months ended December 31, 2001, the weighted average diluted shares outstanding excluded 25,830 shares related to employee stock options where the exercise prices were less than the average market price of the Company's common stock. These shares were excluded because the Company reported a loss during the period, and including them would have had an antidilutive effect on loss per share.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from operations of the respective business units prior to unallocated home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets. Those methods used for allocation may change in the future.

Segment information for the three months ended December 31, 2001 and 2002 is as follows (in thousands):

                                                                       THREE MONTHS ENDED DECEMBER 31, 2001
                                                    --------------------------------------------------------------------
                                                     COMMERCIAL/
                                                     INDUSTRIAL        RESIDENTIAL          OTHER              TOTAL
                                                    -------------     -------------     -------------      -------------
Revenues ......................................     $     308,045     $      67,134     $          --      $     375,179
Cost of services (including depreciation) .....           265,032            52,918                --            317,950
                                                    -------------     -------------     -------------      -------------
Gross profit ..................................            43,013            14,216                --             57,229

Selling, general and administrative ...........            33,240             8,634             7,899             49,773
Restructuring charge ..........................                --                --             4,000              4,000
                                                    -------------     -------------     -------------      -------------
Operating income ..............................     $       9,773     $       5,582     $     (11,899)     $       3,456
                                                    =============     =============     =============      =============

Other data:
Depreciation expense ..........................     $       3,421     $         332     $         474      $       4,227
Capital expenditures ..........................             2,638               112             1,192              3,942
Total assets ..................................           559,573            99,831            70,979            730,383


                                                                     THREE MONTHS ENDED DECEMBER 31, 2002
                                                    --------------------------------------------------------------------
                                                     COMMERCIAL/
                                                      INDUSTRIAL       RESIDENTIAL          OTHER             TOTAL
                                                    -------------     -------------     -------------      -------------
Revenues ......................................     $     271,634     $      76,943     $          --      $     348,577
Cost of services (including depreciation)  ....           237,277            59,944                --            297,221
                                                    -------------     -------------     -------------      -------------
Gross profit ..................................            34,357            16,999                --             51,356

Selling, general and administrative ...........            25,258             8,699             4,662             38,619
                                                    -------------     -------------     -------------      -------------
Operating income ..............................     $       9,099     $       8,300     $      (4,662)     $      12,737
                                                    =============     =============     =============      =============

Other data:
Depreciation expense ..........................     $       2,920     $         260     $         470      $       3,650
Capital expenditures ..........................             1,280               252               997              2,529
Total assets ..................................           492,839           104,853            96,005            693,697

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

The Company granted a restricted stock award of 400,000 shares under its 1999 Plan. The market value of the stock on the date of grant for this award was $2.3 million. The award became fully vested and was fully amortized during the three months ended December 31, 2001. Accordingly, the Company had no amortization expense related to this award during the three months ended December 31, 2002.

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

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2002, the Company had invested $1.8 million under its commitment to EnerTech.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1.

This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and the effects of seasonality. The foregoing and other factors are discussed in our filings with the SEC including our Annual Report on Form 10-K for the year ended September 30, 2002.

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable and the recording of our self-insurance liabilities. These accounting policies, as well as others, are described in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2002 and at relevant sections in this discussion and analysis.

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profit for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from the southern part of the United States. Downturns in new construction activity or in construction in the southern United States could affect our results.

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

We provide an allowance for doubtful accounts receivable for unknown collection issues in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts receivable are certain judgments and estimates including, among others, our customers' access to capital, our customers' willingness to pay, general economic conditions and the ongoing relationships with our customers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

The following table presents selected unaudited historical financial information for the three months ended December 31, 2001 and 2002.

                                                                                  Three Months Ended December 31,
                                                                   ------------------------------------------------------------
                                                                       2001             %               2002            %
                                                                   ------------    ------------     ------------   ------------
                                                                                         (dollars in millions)
Revenues .......................................................   $      375.2             100%    $      348.6            100%
Cost of services (including depreciation) ......................          318.0              85%           297.2             85%
                                                                   ------------    ------------     ------------   ------------
        Gross profit ...........................................           57.2              15%            51.4             15%
Selling, general & administrative expenses .....................           49.7              13%            38.6             11%
Restructuring charge ...........................................            4.0               1%              --              0%
                                                                   ------------    ------------     ------------   ------------
        Income from operations .................................            3.5               1%            12.8              4%
Interest and other expense, net ................................            6.9               2%             6.6              2%
                                                                   ------------    ------------     ------------   ------------
Income (loss) before income taxes and cumulative effect of
       change in accounting principle ..........................           (3.4)             (1)%            6.2              2%
                                                                   ------------    ------------     ------------   ------------
Provision for income taxes .....................................           (1.6)              0%             2.4              1%
Cumulative effect of change in accounting
       principle, net of tax ...................................          283.3              75%              --              0%
                                                                   ------------    ------------     ------------   ------------
        Net income .............................................   $     (285.1)            (76)%   $        3.8              1%
                                                                   ============    ============     ============   ============

REVENUES

                                                 PERCENT OF TOTAL REVENUES
                                             ----------------------------------
                                               THREE MONTHS ENDED DECEMBER 31,
                                             ----------------------------------
                                                  2001                2002
                                             --------------      --------------
Commercial and Industrial                                82%                 78%
Residential                                              18%                 22%
                                             --------------      --------------

Total Company                                           100%                100%
                                             ==============      ==============

Total revenues decreased $26.6 million, or 7%, from $375.2 million for the three months ended December 31, 2001, to $348.6 million for the three months ended December 31, 2002. This decrease in revenues is primarily the result of $14.2 million of non-recurring revenues on divested or closed companies that were included in revenues for the three months ended December 31, 2001, but not during the three months ended December 31, 2002. This decrease in revenues is additionally impacted by increased competition across the country for available work during the three months ended December 31, 2002, a decrease in revenues from communications work and a decrease of non-residential revenues in the Midwest .

Commercial and industrial revenues decreased $36.4 million, or 12%, from $308.0 million for the three months ended December 31, 2001, to $271.6 million for the three months ended December 31, 2002. This decrease in revenues is primarily the result of $14.2 million of non-recurring revenues on divested or closed companies that were included in revenues for the three months ended December 31, 2001, but not during the three months ended December 31, 2002. This decrease in revenues is additionally impacted by increased competition across the country for available work during the three months ended December 31, 2002.

Residential revenues increased $9.8 million, or 15%, from $67.2 million for the three months ended December 31, 2001, to $77.0 million for the three months ended December 31, 2002, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT

                                                    SEGMENT GROSS PROFIT MARGINS
                                                  AS A PERCENT OF SEGMENT REVENUES
                                                  --------------------------------
                                                  THREE MONTHS ENDED DECEMBER 31,
                                                  --------------------------------
                                                      2001                2002
                                                  -------------      -------------
Commercial and Industrial                                    14%                13%
Residential                                                  21%                22%
                                                  -------------      -------------

Total Company                                                15%                15%
                                                  =============      =============

Gross profit decreased $5.8 million, or 10%, from $57.2 million for the three months ended December 31, 2001, to $51.4 million for the three months ended December 31, 2002. Gross profit margin as a percentage of revenues remained the same at 15% for the three months ended December 31, 2001 and 2002.

Commercial and industrial gross profit decreased $8.6 million, or 20%, from $43.0 million for the three months ended December 31, 2001, to $34.4 million for the three months ended December 31, 2002. Commercial and industrial gross profit margin as a percentage of revenues decreased from 14% for the three months ended December 31, 2001, to 13% for the three months ended December 31, 2002. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for available work and lower margins on work in the communications market.

Residential gross profit increased $2.8 million, or 20%, from $14.2 million for the three months ended December 31, 2001, to $17.0 million for the three months ended December 31, 2002. Residential gross profit margin as a percentage of revenues increased from 21% for the three months ended December 31, 2001 to 22% for the three months ended December 31, 2002. This increase in gross profit margin as a percentage of revenues was primarily the result of increased available work and higher margins on awarded work in the residential market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $11.1 million, or 22%, from $49.7 million for the three months ended December 31, 2001, to $38.6 million for the three months ended December 31, 2002. Selling, general and administrative expenses as a percentage of revenues decreased 2% from 13% for the three months ended December 31, 2001 to 11% for the three months ended December 31, 2002. This decrease results from the elimination of certain administrative field and home office personnel expenses during the three months ended December 31, 2001 as compared to the three months ended December 31, 2002.

RESTRUCTURING CHARGE

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. As a result of the program implementation, we recorded a pre-tax restructuring charge of $4.0 million during the quarter ended December 31, 2001. The charge was based on the cost of the workforce reduction program, including severance and other special termination benefits. At December 31, 2002, approximately $2.0 million of these charges have not been paid and are included in accounts payable and accrued expenses.

INCOME FROM OPERATIONS

Income from operations increased $9.3 million, or 266%, from $3.5 million for the three months ended December 31, 2001, to $12.8 million for the three months ended December 31, 2002. This increase in income from operations was primarily attributed to decreased selling, general and administrative expenses year over year and a non-recurring restructuring charge of $4.0 million incurred during the three months ended December 31, 2001, offset by decreased revenues year over year and decreased margins earned on those revenues.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $6.9 million for the three months ended December 31, 2001, to $6.6 million for the three months ended December 31, 2002, primarily as a result of decreased interest expense attributable to decreased average borrowings over the period.

PROVISION FOR INCOME TAXES

During the three months ended December 31, 2002, we recorded a tax provision of 38.5%. We recorded a tax benefit of 47.2% for the three months ended December 31, 2001. This benefit is the result of a loss before income taxes recorded during the three months ended December 31, 2001 and includes the impact of the projected utilization of certain net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had cash and cash equivalents of $19.1 million, working capital of $251.6 million, no outstanding borrowings under our credit facility, $22.4 million of letters of credit outstanding, and available capacity under our credit facility of $127.6 million. The amount outstanding under our senior subordinated notes was $247.9 million. All debt obligations are on our balance sheet.

During the three months ended December 31, 2002, we generated $3.3 million of net cash from operating activities. This net cash provided by operating activities was comprised of net income of $3.8 million, increased by $4.1 million of non-cash charges related primarily to depreciation expense and provision for allowance for doubtful accounts, and decreased by changes in working capital. Working capital changes consisted of a $8.4 million decrease in accounts receivable due to the timing of collections, offset by a $10.1 million decrease in accounts payable and accrued expenses as a result of the timing of payments made. Working capital changes also included a $6.1 million decrease in billings in excess of costs and estimated earnings on uncompleted projects and a $0.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, with the balance of the change due to other working capital changes. Net cash used in investing activities was $0.4 million, consisting primarily of $2.5 million used for capital expenditures, offset by $1.1 million received from divestitures and $1.0 million in proceeds from the sale of fixed assets. Net cash used in financing activities was $16.6 million, resulting primarily from repurchases of the senior subordinated notes.

On May 22, 2001, we replaced our $175.0 million credit facility with a new $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004. Amounts borrowed under our credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in our credit facility) or
(b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus
0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under our credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under our facility, and our facility is secured by the capital stock of those subsidiaries, our accounts receivable and the accounts receivable of those subsidiaries. Borrowings under our credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). Our credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on our common stock, restricts our ability to repurchase shares of common stock, to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include minimum net worth requirements, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, and a minimum interest coverage ratio. We were in compliance with the financial covenants of our credit facility, as amended, at December 31, 2002. At January 29, 2003, we had no outstanding borrowings on our credit facility.

On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001 offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the fourth quarter of the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. At December 31, 2002, we have $247.9 million in outstanding senior subordinated notes.

Effective October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill attributable to each of our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. We will perform our impairment tests annually during the first fiscal quarter absent any impairment indicators requiring more frequent impairment tests.

Based on our impairment tests performed upon adoption of SFAS No. 142, we recognized a charge of $283.3 million ($7.13 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to its implied fair value. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. We performed our annual impairment test on October 1, 2002 and determined that there was no impairment of recorded goodwill.

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

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2002, we had invested $1.8 million under our commitment to EnerTech.

Our future contractual obligations include (in thousands):


                                          LESS THAN
                                          ONE YEAR       2003         2004         2005         2006      THEREAFTER     TOTAL
                                          --------     --------     --------     --------     --------    ----------    --------
Debt and capital lease obligations ..     $    467     $    246     $    107     $     25     $      3     $247,885     $248,733
Operating lease obligations .........     $  9,251     $ 10,146     $  7,438     $  4,118     $  2,198     $  2,771     $ 35,922

Our other commercial commitments expire as follows (in thousands):

                                   LESS THAN
                                   ONE YEAR      2003         2004           2005        2006      THEREAFTER      TOTAL
                                   --------     -------     ---------     ---------     ------     ----------     -------
Standby letters of credit .....    $ 11,302     $11,069     $      --     $      --     $   --     $    --        $22,371
Other commercial commitments ..    $     --     $    --     $      --     $      --     $   --     $ 3,200(1)     $ 3,200

(1) Balance of investment commitment in EnerTech.

Outlook. The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we continue to take steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. Although we have seen signs of improvement in our quarter ended December 31, 2002, the economic outlook for the remainder of fiscal 2003 is still somewhat uncertain. We expect earnings per share in the second quarter of fiscal 2003 to range between $0.08 and $0.14 per share. For the year ended September 30, 2003, we expect earnings to range between $0.53 and $0.60 per share excluding any potential goodwill impairment charges.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption had no impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes requirements for recognition of a liability for a cost associated with an exit or disposal activity based with an objective of recording the initial liability at fair value. We will adopt SFAS No 146 effective January 1, 2003. We do not expect the adoption of SFAS NO. 146 to impact our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any significant market risks from commodity price risk or foreign currency exchange risk. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit facility. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2002:


                                 2002          2003        2004          2005          2006        THEREAFTER       TOTAL
                                -------      -------      -------      --------      --------      ----------    ----------
Liabilities -Debt:

    Fixed Rate (senior
      subordinated notes) ...   $      --    $      --    $      --    $       --    $       --    $  247,885    $  247,885
    Interest Rate ...........       9.375%       9.375%       9.375%        9.375%        9.375%        9.375%        9.375%

Fair Value of Debt:
    Fixed Rate ..............                                                                                    $  225,575


ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's principal executive officer and principal financial officer concluded, based on this evaluation, that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS

         A.  EXHIBITS

                  10.1     Integrated Electrical Services, Inc. Executive
                           Savings Plan

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


                                            INTEGRATED ELECTRICAL SERVICES, INC.


Date: January 30, 2003                      By: /s/ William W. Reynolds
                                                --------------------------------
                                                William W. Reynolds
                                                Executive Vice President and
                                                Chief Financial Officer

                                  CERTIFICATION

I, Herbert R. Allen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Integrated Electrical Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003

                                              /s/ Herbert R. Allen
                                              ----------------------------------
                                              Herbert R. Allen
                                              Chief Executive Officer

                                  CERTIFICATION

I, William W. Reynolds, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Integrated Electrical Services, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003

                                                   /s/ William W. Reynolds
                                                   -----------------------------
                                                   William W. Reynolds
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------

   10.1           Integrated Electrical Services, Inc. Executive Savings Plan

   99.1 Certification of Herbert R. Allen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

   99.2 Certification of William W. Reynolds, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.