Form 10-Q
period 2003-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2003-04-30
CIK 1048268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____.

                           Commission File No. 1-13783

                      INTEGRATED ELECTRICAL SERVICES, INC.

             (Exact name of registrant as specified in its charter)


               Delaware                                   76-0542208
   (State or other jurisdiction of
    incorporation or organization)          (I.R.S. Employer Identification No.)

                              1800 West Loop South
                                    Suite 500
                                  Houston, Texas            77027-3233
                   (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (713) 860-1500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of April 29, 2003 of the issuer's common stock was 38,832,146 and of the issuer's restricted voting common stock was 2,605,709.



                     INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                             INDEX



PART I.  FINANCIAL INFORMATION
                                                                                          Page
                                                                                          ----
     Item 1.          Financial Statements
         Consolidated Balance Sheets as of September 30, 2002 and
              March 31, 2003..............................................................  2
         Consolidated Statements of Operations for the six months ended
              March 31, 2002 and 2003.....................................................  3
         Consolidated Statements of Operations for the three months ended
              March 31, 2002 and 2003.....................................................  4
            Consolidated Statements of Stockholders' Equity for the six months ended
              March 31, 2003..............................................................  5
         Consolidated Statements of Cash Flows for the six months ended
              March 31, 2002 and 2003.....................................................  6
         Consolidated Statements of Cash Flows for the three months ended
              March 31, 2002 and 2003.....................................................  7
         Condensed Notes to Consolidated Financial Statements.............................  8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................. 18

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk.......... 30

     Item 4.          Controls and Procedures............................................. 31

PART II.      OTHER INFORMATION

     Item 4.          Submission of Matters to a Vote of Security Holders................. 32

     Item 6.          Exhibits and Reports on Form 8-K.................................... 33

     Signatures       .................................................................... 34



                          INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                            September 30,    March 31,
                                                                                2002           2003
                                                                            ------------    ------------
                                                                             (Audited)      (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................   $     32,779    $     26,130
Accounts receivable:
    Trade, net of allowance of $6,262 and $5,797 respectively ...........        237,310         236,502
    Retainage ...........................................................         62,482          67,193
    Related parties .....................................................            153             148
Costs and estimated earnings in excess of billings on
    uncompleted contracts ...............................................         46,314          45,435
Inventories .............................................................         23,651          21,475
Prepaid expenses and other current assets ...............................         35,041          34,562
                                                                            ------------    ------------
    Total current assets ................................................        437,730         431,445

PROPERTY AND EQUIPMENT, net .............................................         61,577          57,746
GOODWILL, net ...........................................................        198,220         198,005
OTHER NON-CURRENT ASSETS ................................................         24,112          24,296
                                                                            ------------    ------------
       Total assets .....................................................   $    721,639    $    711,492
                                                                            ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt ................   $        570    $        372
Accounts payable and accrued expenses ...................................        141,398         126,677
Income taxes payable ....................................................           --               362
Billings in excess of costs and estimated earnings on
    uncompleted contracts ...............................................         51,548          49,014
                                                                            ------------    ------------
    Total current liabilities ...........................................        193,516         176,425

OTHER LONG-TERM DEBT, net of current maturities .........................            504             305
SENIOR SUBORDINATED NOTES, net of $3,797 and $3,497
    unamortized discount, respectively ..................................        247,935         247,930
OTHER NON-CURRENT LIABILITIES ...........................................         25,252          28,037
                                                                            ------------    ------------
       Total liabilities ................................................        467,207         452,697
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ......................................           --              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,439,984 shares issued .........................................            385             385
    Restricted voting common stock, $.01 par value, 2,605,709 shares
       issued, authorized and outstanding ...............................             26              26
    Treasury stock, at cost, 1,421,068 and 2,067,024 shares, respectively         (9,774)        (11,839)
    Additional paid-in capital ..........................................        428,427         427,679
    Retained earnings (deficit) .........................................       (164,632)       (157,456)
                                                                            ------------    ------------
       Total stockholders' equity .......................................        254,432         258,795
                                                                            ------------    ------------
       Total liabilities and stockholders' equity .......................   $    721,639    $    711,492
                                                                            ============    ============

      The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

                        INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                         Six Months Ended March 31,
                                                                        ----------------------------
                                                                            2002           2003
                                                                        ------------    ------------
                                                                                (Unaudited)
Revenues ............................................................   $    731,660    $    691,712
Cost of services (including depreciation) ...........................        619,730         591,251
                                                                        ------------    ------------
     Gross profit ...................................................        111,930         100,461

Selling, general and administrative expenses ........................         93,165          76,079
Restructuring charges ...............................................          5,556            --
                                                                        ------------    ------------
     Income from operations .........................................         13,209          24,382
                                                                        ------------    ------------

Other (income)/expense:
     Interest expense ...............................................         13,429          12,799
     Gain on sale of assets .........................................           (133)            (30)
     Other expense (income), net ....................................            477             (55)
                                                                        ------------    ------------
                                                                              13,773          12,714
                                                                        ------------    ------------
Income (loss) before income taxes and cumulative effect of change in            (564)         11,668
     accounting principle

Provision (benefit) for income taxes ................................           (817)          4,492
Cumulative effect of change in accounting principle, net
      of tax ........................................................        283,284            --
                                                                        ------------    ------------
Net income (loss) ...................................................   $   (283,031)   $      7,176
                                                                        ============    ============

Basic earnings (loss) per share:
Basic earnings per share before cumulative effect
      of change in accounting principle .............................   $       0.01    $       0.18
                                                                        ============    ============
Cumulative effect of change in accounting principle .................   $      (7.11)   $       0.00
                                                                        ============    ============
Basic earnings (loss) per share .....................................   $      (7.10)   $       0.18
                                                                        ============    ============

Diluted earnings (loss) per share:
Diluted earnings per share before cumulative
      effect of change in accounting principle ......................   $       0.01    $       0.18
                                                                        ============    ============
Cumulative effect of change in accounting principle .................   $      (7.11)   $       0.00
                                                                        ============    ============
Diluted earnings (loss) per share ...................................   $      (7.10)   $       0.18
                                                                        ============    ============

Shares used in the computation of earnings (loss) per share (Note 6):
     Basic ..........................................................     39,847,029      39,388,158
                                                                        ============    ============
     Diluted ........................................................     39,847,029      39,423,220
                                                                        ============    ============

    The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

                     INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2002            2003
                                                                 ------------    ------------
                                                                         (Unaudited)
Revenues .....................................................   $    356,481    $    343,135
Cost of services (including depreciation) ....................        301,780         294,030
                                                                 ------------    ------------
     Gross profit ............................................         54,701          49,105

Selling, general and administrative expenses .................         43,392          37,460
Restructuring charge .........................................          1,556            --
                                                                 ------------    ------------
     Income from operations ..................................          9,753          11,645
                                                                 ------------    ------------

Other (income)/expense:
     Interest expense ........................................          6,644           6,343
     Gain on sale of assets ..................................            (62)            (89)
     Other expense (income), net .............................            299             (86)
                                                                 ------------    ------------
                                                                        6,881           6,168
                                                                 ------------    ------------
Income before income taxes ...................................          2,872           5,477

Provision for income taxes ...................................            806           2,108
                                                                 ------------    ------------
Net income ...................................................   $      2,066    $      3,369
                                                                 ============    ============

Basic earnings per share .....................................   $       0.05    $       0.09
                                                                 ============    ============

Diluted earnings per share ...................................   $       0.05    $       0.09
                                                                 ============    ============

Shares used in the computation of earnings per share (Note 6):
     Basic ...................................................     39,956,135      39,327,623
                                                                 ============    ============
     Diluted .................................................     40,002,961      39,372,367
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


                                        INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)





                                             Restricted Voting
                           Common Stock        Common Stock           Treasury Stock     Additional    Retained         Total
                       -------------------  -------------------   ---------------------    Paid-In     Earnings     Stockholders'
                          Shares    Amount    Shares     Amount      Shares     Amount     Capital     (Deficit)       Equity
                       -----------  ------  ----------   ------   ----------   --------   ----------   ----------   -------------
BALANCE, September 30,
    2002............... 38,439,984  $  385   2,605,709   $   26   (1,421,068)  $ (9,774)  $  428,427   $ (164,632)  $     254,432
Issuance of stock
    (unaudited)........          -       -           -        -        4,798         32          (20)           -              12
Purchase of treasury
    stock (unaudited)..          -       -           -        -     (829,406)    (3,376)           -            -          (3,376)
Receipt of treasury
    stock (unaudited)..          -       -           -        -      (70,330)      (270)           -            -            (270)
Issuance of stock
    under employee
    stock purchase
    plan (unaudited)...          -       -           -        -      248,982      1,549         (728)           -             821
Net income (unaudited).          -       -           -        -            -          -            -        7,176           7,176
                       -----------  ------  ----------   ------   ----------   --------   ----------   ----------   -------------
BALANCE, March 31,
    2003 (unaudited)... 38,439,984  $  385   2,605,709   $   26   (2,067,024)  $(11,839)  $  427,679   $ (157,456)  $     258,795
                       ===========  ======  ==========   ======   ===========  =========  ==========   ===========  =============























                    The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

                             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                    Six Months Ended March 31,
                                                                                  -----------------------------
                                                                                     2002               2003
                                                                                  ------------     ------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................    $   (283,031)    $      7,176
   Adjustments to reconcile net income to net cash
      provided by operating activities, net of acquisitions and divestitures -
        Cumulative effect of change in accounting principle ..................         283,284             --
        Allowance for doubtful accounts ......................................           1,264              661
        Depreciation and amortization ........................................           8,574            7,341
        Gain on sale of property and equipment ...............................            (133)             (30)
        Non-cash compensation expense ........................................           1,422             --
        Gain on divestiture ..................................................            --                (26)
        Changes in operating assets and liabilities
        (Increase) decrease in:
             Accounts receivable, net ........................................          36,128           10,101
             Inventories .....................................................          (5,802)           2,075
             Costs and estimated earnings in
                  excess of billings on uncompleted contracts ................          10,439            1,297
             Prepaid expenses and other current assets .......................           4,517              672
             Other noncurrent assets .........................................           2,971              423
        Increase (decrease) in:
             Accounts payable and accrued expenses ...........................         (51,108)          (8,277)
             Billings in excess of costs and estimated
                  earnings on uncompleted contracts ..........................           3,602           (5,982)
             Other current liabilities .......................................            (465)             362
             Other noncurrent liabilities ....................................          (1,849)           2,998
                                                                                  ------------     ------------
                  Net cash provided by operating activities ..................           9,813           18,791
                                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment ..............................             411            1,540
   Additions to property and equipment .......................................          (5,991)          (5,462)
   Purchase of business, net of cash acquired ................................            --             (2,723)
   Sale of business ..........................................................            --              1,084
   Investments in securities .................................................            (300)            (500)
   Additions to note receivable from affiliate ...............................            (583)            --
                                                                                  ------------     ------------
                  Net cash used in investing activities ......................          (6,463)          (6,061)
                                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ................................................................          74,383               27
   Repayments of debt ........................................................         (80,046)         (16,030)
   Proceeds from sale of interest rate swap ..................................           1,530             --
   Purchase of treasury stock ................................................            --             (3,376)
   Proceeds from exercise of stock options ...................................              17             --
                                                                                  ------------     ------------
                  Net cash used in financing activities ......................          (4,116)         (19,379)
                                                                                  ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................            (766)          (6,649)
CASH AND CASH EQUIVALENTS, beginning of period ...............................           3,475           32,779
                                                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, end of period .....................................    $      2,709     $     26,130
                                                                                  ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION:
   Cash paid for
        Interest .............................................................    $     13,366     $     12,061
        Income taxes .........................................................    $      4,202     $       --


         The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

                             INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2002            2003
                                                                                 ------------    ------------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................................   $      2,066    $      3,369
     Adjustments to reconcile net income to net cash
        provided by operating activities, net of acquisitions and divestitures
          Allowance for doubtful accounts ....................................            559             282
          Depreciation and amortization ......................................          4,347           3,691
          Gain on sale of property and equipment .............................            (62)            (89)
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ......................................         29,491           1,700
               Inventories ...................................................           (180)          1,202
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ..............         (1,306)          1,192
               Prepaid expenses and other current assets .....................            976             699
               Other noncurrent assets .......................................          4,115              (6)
          Increase (decrease) in:
               Accounts payable and accrued expenses .........................        (21,283)          1,780
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ........................         (3,302)            119
               Other current liabilities .....................................            (13)            195
               Other noncurrent liabilities ..................................         (3,068)          1,386
                                                                                 ------------    ------------
                    Net cash provided by operating activities ................         12,340          15,520
                                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ............................            241             484
     Additions to property and equipment .....................................         (2,049)         (2,933)
     Purchase of business, net of cash acquired ..............................           --            (2,723)
     Investments in securities ...............................................           (300)           (500)
                                                                                 ------------    ------------
                    Net cash used in investing activities ....................         (2,108)         (5,672)
                                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ..............................................................         30,092              22
     Repayments of debt ......................................................        (43,325)           (195)
     Proceeds from sale of interest rate swap ................................          1,530            --
     Purchase of treasury stock ..............................................           --            (2,607)
     Proceeds from exercise of stock options .................................             13            --
                                                                                 ------------    ------------
                    Net cash used in financing activities ....................        (11,690)         (2,780)
                                                                                 ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................         (1,458)          7,068
CASH AND CASH EQUIVALENTS, beginning of period ...............................          4,167          19,062
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, end of period .....................................   $      2,709    $     26,130
                                                                                 ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...........................................................   $     12,891    $     11,784
          Income taxes .......................................................   $        819    $       --


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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2002, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

SUBSIDIARY GUARANTIES

All of the Company's operating income and cash flows are generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% senior subordinated notes due 2009 (the "Senior Subordinated Notes"). The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes requirements for recognition of a liability for a cost associated with an exit or disposal activity based with an objective of recording the initial liability at fair value. The Company adopted SFAS No 146 effective January 1, 2003. The adoption had no impact on the Company's financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation. The Company adopted SFAS 148 on January 1, 2003. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others",("Interpretation 45"), will significantly change current practice in accounting for, and disclosure of, guarantees.
Interpretation 45 requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Interpretation 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on prospective basis to guarantees issued or modified after December 31, 2002. The types of guarantees that the Company is party to include surety bonds and letter of credit. The

Company adopted Interpretation 45 effective January 1, 2003. The Company does not have a material impact on its results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, "Consolidation of Variable Interest Entities", ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of this statement will have a material impact on its results of operations or financial position as the Company does not have activities with any entities that would fall under this interpretation at this time.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting
Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25. During the six months ended March 31, 2002, the Company recorded compensation expense of $1,422 in connection with a restricted stock award (See Note 8).

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for IES' stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123 - "Accounting for Stock-Based Compensation" for the three and six months ended March 31, 2002 and 2003 (in thousands, except for per share data):


                                                 Three months ended March 31,             Six months ended March 31,
                                               -------------------------------         -------------------------------
                                                    2002              2003                  2002              2003
                                               -------------     -------------         -------------     -------------
Net income (loss), as reported............     $       2,066     $       3,369         $    (283,031)    $       7,176
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects.............               ---               ---                   875               ---
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects.............               713               378                 2,298               755
                                               -------------     -------------         -------------     -------------
Pro forma net income (loss) for SFAS
    No.123................................     $       1,353     $       2,991         $    (284,454)    $       6,421
                                               =============     =============         ==============    =============

Earnings (loss) per share:
   Basic - as reported....................     $        0.05     $        0.09         $       (7.10)    $        0.18
   Basic - pro forma for SFAS No. 123.....     $        0.03     $        0.08         $       (7.14)    $        0.16

Earnings (loss) per share:
   Diluted - as reported..................     $        0.05     $        0.09         $       (7.10)    $        0.18
   Diluted - pro forma for SFAS No. 123...     $        0.03     $        0.08         $       (7.14)    $        0.16


2.       ACQUISITIONS

On February 27, 2003, the Company completed the acquisition of Riviera Electric LLC accounted for as a purchase. The total consideration paid in this transaction was approximately $2.7 million, comprised entirely of cash, net of cash acquired. The fair value of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced to zero. The accompanying balance sheets include allocations of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The unaudited pro forma data presented below assume that the acquisition had occurred at the beginning of the periods presented.

                                               Six Months Ended March 31,
                                           ----------------------------------
                                                2002                 2003
                                           --------------       -------------
                                          (in thousands, except per share data)

    Revenues.............................  $     771,330        $    726,377
    Net income (loss)....................  $    (280,389)       $      8,060

    Basic earnings (loss) per share......  $      (7.04)        $       0.20
    Diluted earnings (loss) per share....  $      (7.04)        $       0.20


3.       GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill attributable to each of the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. The Company performs its impairment tests annually during the first fiscal quarter absent any impairment indicators requiring more frequent impairment tests.

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

The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows (in thousands):


                            September 30,
                                 2002        Divestiture    March 31, 2003
                           ---------------  -------------   ---------------
 Commercial and Industrial $       140,695  $        215    $     140,480
 Residential                        57,525             -           57,525
                           ---------------  -------------   ---------------
                           $       198,220  $        215    $     198,005
                           ===============  =============   ===============

4.       RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the six months ended March 31, 2002. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. At March 31, 2003, approximately $1.8 million of these charges have not been paid and are included in accrued expenses.

5.       DEBT

Credit Facility
---------------

The Company is party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004, as amended (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. The Company was in compliance with the financial covenants of its Credit Facility, as amended, at March 31, 2003. As of March 31, 2003, the Company had no borrowings outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $24.7 million, $0.7 million of other borrowings and available borrowing capacity under its Credit Facility of $125.3 million.

Senior Subordinated Notes
-------------------------

On January 25, 1999 and May 29, 2001, the Company completed offerings of $150.0 million and $125.0 million Senior Subordinated Notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds to the Company, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under the Credit Facility. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior
Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, the Company retired approximately $27.1 million of these Senior Subordinated Notes.


Debt consists of the following (in thousands):

                                                                     September 30,     March 31,
                                                                         2002            2003
                                                                     ------------    ------------
Secured credit facility with a group of lending institutions, due    $       --      $       --
      May 22, 2004
Senior subordinated notes, due February 1, 2009, bearing .........        137,885         137,885
      interest at 9.375% with an effective interest rate of 9.50%
Senior subordinated notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00%        110,000         110,000
Other ............................................................          1,074             677
                                                                     ------------    ------------
      Total debt .................................................        248,959         248,562
Less - short-term debt and current maturities of long-term debt ..           (570)           (372)
Less - unamortized discount on senior subordinated notes .........         (3,797)         (3,497)
Add - fair value of terminated interest rate hedge ...............          3,847           3,542
                                                                     ------------    ------------
      Total long-term debt .......................................   $    248,439    $    248,235
                                                                     ============    ============


6.       EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share for the six months ended March 31, 2002 and 2003 (in thousands, except share information):


                                                     Six Months Ended March 31,
                                                    ---------------------------
                                                        2002             2003
                                                    -------------   ------------
  Numerator:
      Net income (loss) ........................... $   (283,031)   $      7,176
                                                    ============    ============

  Denominator:
      Weighted average shares outstanding - basic .   39,847,029      39,388,158
      Effect of dilutive stock options ............         --            35,062
                                                    ------------    ------------
      Weighted average shares outstanding - diluted   39,847,029      39,423,220
                                                    ============    ============

  Earnings (loss) per share:
      Basic ....................................... $      (7.10)   $       0.18
      Diluted ..................................... $      (7.10)   $       0.18

For the six months ended March 31, 2002 and 2003, stock options of 6.5 million and 5.3 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2002 and 2003 (in thousands, except share information):


                                                    Three Months Ended March 31,
                                                     -------------------------
                                                         2002          2003
                                                     ------------  -----------
  Numerator:
      Net income ..................................  $     2,066   $     3,369
                                                     ===========   ===========

  Denominator:
      Weighted average shares outstanding - basic .   39,956,135    39,327,623
      Effect of dilutive stock options ............       46,826        44,744
                                                     -----------   -----------
      Weighted average shares outstanding - diluted   40,002,961    39,372,367
                                                     ===========   ===========

  Earnings per share:
      Basic .......................................  $      0.05   $      0.09
      Diluted .....................................  $      0.05   $      0.09

For the three months ended March 31, 2002 and 2003, stock options of 6.4 million and 5.3 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

7.       OPERATING SEGMENTS

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


Segment  information  for the six  months  ended  March 31,  2002 and 2003 is as follows (in thousands):
                                                                          Six Months Ended March 31, 2002
                                                         -----------------------------------------------------------
                                                           Commercial/
                                                           Industrial       Residential       Other          Total
                                                         -------------     -----------     ---------     -----------
        Revenues.....................................    $     600,974     $   130,686     $       -     $   731,660
        Cost of services (including depreciation)....          517,246         102,484             -         619,730
                                                         -------------     -----------     ---------     -----------
        Gross profit.................................           83,728          28,202             -         111,930

        Selling, general and administrative..........           62,527          16,480        14,158          93,165
        Restructuring charges........................                -               -         5,556           5,556
                                                         -------------     -----------     ---------     -----------
        Operating income.............................    $      21,201     $    11,722     $ (19,714)    $    13,209
                                                         =============     ===========     ==========    ===========

        Other data:
        -----------
        Depreciation expense.........................    $       7,019     $       610     $     945     $     8,574
        Capital expenditures.........................            3,827             264         1,900           5,991
        Total assets.................................          528,465          99,858        67,910         696,233


                                                                        Six Months Ended March 31, 2003
                                                       --------------------------------------------------------------
                                                         Commercial/
                                                         Industrial         Residential       Other          Total
                                                       -------------       -----------     ---------     -----------
        Revenues..................................     $     556,379       $   135,333     $       -     $   691,712
        Cost of services (including depreciation).           485,129           106,122             -         591,251
                                                       -------------       -----------     ---------     -----------
        Gross profit..............................            71,250            29,211             -         100,461

        Selling, general and administrative.......            50,122            16,859         9,098          76,079
                                                       -------------       -----------     ---------     -----------
        Operating income..........................     $      21,128       $    12,352     $  (9,098)    $    24,382
                                                       =============       ===========     ==========    ===========

        Other data:
        -----------
        Depreciation expense......................     $       5,896       $       503     $     942     $     7,341
        Capital expenditures......................             3,253               360         1,849           5,462
        Total assets..............................           505,006           107,720        98,766         711,492

Segment information for the three months ended March 31, 2002 and 2003 is as follows (in thousands):

                                                                         Three Months Ended March 31, 2002
                                                       --------------------------------------------------------------
                                                           Commercial/
                                                           Industrial       Residential       Other          Total
                                                         -------------     -----------     ---------     -----------
        Revenues.....................................    $     292,929     $    63,552     $       -     $   356,481
        Cost of services (including depreciation)....          252,214          49,566             -         301,780
                                                         -------------     -----------     ---------     -----------
        Gross profit.................................           40,715          13,986             -          54,701

        Selling, general and administrative..........           29,287           7,846         6,259          43,392
        Restructuring charge ........................                -               -         1,556           1,556
                                                         -------------     -----------     ---------     -----------
        Operating income.............................    $      11,428     $     6,140     $  (7,815)    $     9,753
                                                         =============     ===========     ==========    ===========

        Other data:
        -----------
        Depreciation expense.........................    $       3,598     $       278     $     471     $     4,347
        Capital expenditures.........................            1,189             152           708           2,049
        Total assets.................................          528,465          99,858        67,910         696,233


                                                                       Three Months Ended March 31, 2003
                                                       --------------------------------------------------------------
                                                         Commercial/
                                                         Industrial         Residential       Other          Total
                                                         -------------     -----------     ---------     -----------
        Revenues..................................     $     284,745       $    58,390     $       -     $   343,135
        Cost of services (including depreciation).           247,852            46,178             -         294,030
                                                       -------------       -----------     ---------     -----------
        Gross profit..............................            36,893            12,212             -          49,105

        Selling, general and administrative.......            24,864             8,160         4,436          37,460
                                                       -------------       -----------     ---------     -----------
        Operating income..........................     $      12,029       $     4,052     $  (4,436)    $    11,645
                                                       =============       ===========     ==========    ===========

        Other data:
        -----------
        Depreciation expense......................     $       2,976       $       243     $     472     $     3,691
        Capital expenditures......................             1,973               108           852           2,933
        Total assets..............................           505,006           107,720        98,766         711,492


The Company does not have significant operations or long-lived assets in countries outside of the United States.

8.       1999 INCENTIVE COMPENSATION PLAN

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

The Company granted a restricted stock award of 400,000 shares under its 1999 Plan. The market value of the stock on the date of grant for this award was $2.3 million. The award became fully vested and was fully amortized during the six months ended March 31, 2002. Accordingly, the Company had no amortization expense related to this award during the six months ended March 31, 2003.

9.       COMMITMENTS AND CONTINGENCIES

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

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2003, the Company had invested $2.3 million under its commitment to EnerTech.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2003

The following table presents selected unaudited historical financial information for the six months ended March 31, 2002 and 2003.

                                                                             Six Months Ended March 31,
                                                              --------------------------------------------------------
                                                                   2002            %           2003             %
                                                              -------------- ------------ --------------- ------------
                                                                                (dollars in millions)
Revenues.................................................     $      731.7       100%     $      691.7        100%
Cost of services (including depreciation)................            619.7        85%            591.2         85%
                                                              -------------- ------------ --------------- ------------
        Gross profit.....................................            112.0        15%            100.5         15%
Selling, general & administrative expenses...............             93.2        12%             76.1         11%
Restructuring charges....................................              5.6         1%                -          0%
                                                              -------------- ------------ --------------- ------------
        Income from operations...........................             13.2         2%             24.4          4%
Interest and other expense, net..........................             13.7         2%             12.7          2%
                                                              -------------- ------------ --------------- ------------
Income (loss) before income taxes and cumulative effect of            (0.5)        0%             11.7          2%
       change in accounting principle....................
                                                              -------------- ------------ --------------- ------------
Provision (benefit) for income taxes.....................             (0.8)        0%              4.5          1%
Cumulative effect of change in accounting
       principle, net of tax.............................            283.3        39%              -            0%
                                                              -------------- ------------ --------------- ------------
        Net income (loss)................................     $     (283.0)      -39%     $        7.2          1%
                                                              ============== ============ =============== ============


REVENUES
                                             Percent of Total Revenues
                                       ---------------------------------------
                                             Six Months ended March 31,
                                       ------------------- -------------------
                                              2002                2003
                                              ----                ----
          Commercial and Industrial           82%                 80%
          Residential                         18%                 20%
                                              ---                 ---

          Total Company                       100%                100%
                                              ====                ====

Total revenues decreased $40.0 million, or 5%, from $731.7 million for the six months ended March 31, 2002, to $691.7 million for the six months ended March 31, 2003. This decrease in revenues is primarily the result of $26.5 million of lost revenues on divested or closed companies that were included in revenues for the six months ended March 31, 2002, but not during the six months ended March 31, 2003. This decrease in revenues is additionally impacted by an economic slowdown that began in 2001. This slowdown has led to increased bidding activity across the country for available work during the six months ended March 31, 2003. Lastly, revenues were impacted by a decrease in revenues from communications work and a decrease of non-residential revenues in the Midwest.

Commercial and industrial revenues decreased $44.6 million, or 7%, from $601.0 million for the six months ended March 31, 2002, to $556.4 million for the six months ended March 31, 2003. This decrease in revenues is primarily the result of $26.5 million of lost revenues on divested or closed companies that were included in revenues for the six months ended March 31, 2002, but not during the six months ended March 31, 2003. This decrease in revenues is additionally impacted by increased bidding activity across the country for available work during the six months ended March 31, 2003.

Residential revenues increased $4.6 million, or 4%, from $130.7 million for the six months ended March 31, 2002, to $135.3 million for the six months ended March 31, 2003, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT
                                          Segment Gross Profit Margins
                                        as a Percent of Segment Revenues
                                     -------------------------------------
                                           Six Months ended March 31,
                                     ------------------ ------------------
                                            2002               2003
                                            ----               ----
         Commercial and Industrial          14%                 13%
         Residential                        22%                 22%
                                            ---                 ---

         Total Company                      15%                 15%
                                            ===                 ===

Gross profit decreased $11.5 million, or 10%, from $112.0 million for the six months ended March 31, 2002, to $100.5 million for the six months ended March 31, 2003. Gross profit margin as a percentage of revenues remained the same at 15% for the six months ended March 31, 2002 and 2003.

Commercial and industrial gross profit decreased $12.5 million, or 15%, from $83.7 million for the six months ended March 31, 2002, to $71.2 million for the six months ended March 31, 2003. Commercial and industrial gross profit margin as a percentage of revenues decreased from 14% for the six months ended March 31, 2002, to 13% for the six months ended March 31, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work and lower margins on work in the communications market.

Residential gross profit increased $1.0 million, or 4%, from $28.2 million for the six months ended March 31, 2002, to $29.2 million for the six months ended March 31, 2003. Residential gross profit margin as a percentage of revenues remained the same at 22% for the six months ended March 31, 2002 and the six months ended March 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $17.1 million, or 18%, from $93.2 million for the six months ended March 31, 2002, to $76.1 million for the six months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues decreased 1% from 12% for the six months ended March 31, 2002 to 11% for the six months ended March 31, 2003. This decrease results from a company wide effort focused on reduction of costs. This effort included a significant reduction of certain administrative field and home office personnel expenses during the six months ended March 31, 2002.

RESTRUCTURING CHARGE

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million during the six months ended March 31, 2002. The charges were based on the cost of the workforce reduction program, including severance and other special termination benefits. At March 31, 2003, approximately $1.8 million of these charges have not been paid and are included in accounts payable and accrued expenses.

INCOME FROM OPERATIONS

Income from operations increased $11.2 million, or 85%, from $13.2 million for the six months ended March 31, 2002, to $24.4 million for the six months ended March 31, 2003. This increase in income from operations was primarily attributed to decreased selling, general and administrative expenses year over year and restructuring charges of $5.6 million incurred during the six months ended March 31, 2002, offset by decreased revenues year over year and decreased margins earned on those revenues.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $13.7 million for the six months ended March 31, 2002, to $12.7 million for the six months ended March 31, 2003, primarily as a result of decreased interest expense attributable to decreased average borrowings over the period.

PROVISION FOR INCOME TAXES

During the six months ended March 31, 2003, we recorded a tax provision of 38.5%. We recorded a tax benefit of $0.8 million for the six months ended March 31, 2002. This benefit is the result of a loss before income taxes recorded during the six months ended March 31, 2002 and includes the impact of the projected utilization of certain net operating loss carryforwards.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In October 2001, we adopted SFAS No. 142,"Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Additionally, under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. We recognized a charge of $283.3 million ($7.11 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of its reporting units to its implied fair value. The Company performed its annual impairment test on October 1, 2002 and determined that there was no impairment of recorded goodwill.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The following table presents selected unaudited historical financial information for the three months ended March 31, 2002 and 2003.


                                                                            Three Months Ended March 31,
                                                              --------------------------------------------------------
                                                                   2002            %           2003             %
                                                              -------------- ------------ --------------- ------------
                                                                                (dollars in millions)
Revenues.................................................     $      356.5       100%     $      343.1        100%
Cost of services (including depreciation)................            301.8        85%            294.0         86%
                                                              -------------- ------------ --------------- ------------
        Gross profit.....................................             54.7        15%             49.1         14%
Selling, general & administrative expenses...............             43.3        12%             37.5         11%
Restructuring charge.....................................              1.6         0%                -          0%
                                                              -------------- ------------ --------------- ------------
        Income from operations...........................              9.8         3%             11.6          3%
Interest and other expense, net..........................              6.9         2%              6.1          1%
                                                              -------------- ------------ --------------- ------------
Income before income taxes...............................              2.9         1%              5.5          2%
Provision for income taxes...............................              0.8         0%              2.1          1%
                                                              -------------- ------------ --------------- ------------
        Net income.......................................     $        2.1         1%     $        3.4          1%
                                                              ============== ============ =============== ============


REVENUES
                                             Percent of Total Revenues
                                       ---------------------------------------
                                            Three Months ended March 31,
                                       ---------------------------------------
                                              2002                2003
                                              ----                ----
          Commercial and Industrial           82%                 83%
          Residential                         18%                 17%
                                              ---                 ---

          Total Company                       100%                100%
                                              ====                ====

Total revenues decreased $13.4 million, or 4%, from $356.5 million for the three months ended March 31, 2002, to $343.1 million for the three months ended March 31, 2003. This decrease in revenues is primarily the result of $12.2 million of lost revenues on divested or closed companies that were included in revenues for the three months ended March 31, 2002, but not during the three months ended March 31, 2003. This decrease in revenues is additionally impacted by an economic slowdown that began in 2001. This slowdown has led to increased bidding activity across the country for available work during the three months ended March 31, 2003. Lastly, revenues were impacted by a decrease in revenues from communications work and a decrease of non-residential revenues in the Midwest.

Commercial and industrial revenues decreased $8.2 million, or 3%, from $292.9 million for the three months ended March 31, 2002, to $284.7 million for the three months ended March 31, 2003. This decrease in revenues is primarily the result of $12.2 million of lost revenues on divested or closed companies that were included in revenues for the three months ended March 31, 2002, but not during the three months ended March 31, 2003. This decrease in revenues is additionally impacted by increased bidding activity across the country for available work during the three months ended March 31, 2003.

Residential revenues decreased $5.2 million, or 8%, from $63.6 million for the three months ended March 31, 2002, to $58.4 million for the three months ended March 31, 2003, primarily as a result of decreased multi-family construction activity in the Southeast.

GROSS PROFIT
                                          Segment Gross Profit Margins
                                        as a Percent of Segment Revenues
                                     ----------------------------------------
                                          Three Months ended March 31,
                                     ----------------------------------------
                                            2002               2003
                                            ----               ----
     Commercial and Industrial              14%                 13%
     Residential                            22%                 21%
                                            ---                 ---

     Total Company                          15%                 14%
                                            ===                 ===

Gross profit decreased $5.6 million, or 10%, from $54.7 million for the three months ended March 31, 2002, to $49.1 million for the three months ended March 31, 2003. Gross profit margin as a percentage of revenues decreased from 15% for the three months ended March 31, 2002, to 14% for the three months ended March 31, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work and lower margins on work across our entire market.

Commercial and industrial gross profit decreased $3.8 million, or 9%, from $40.7 million for the three months ended March 31, 2002, to $36.9 million for the three months ended March 31, 2003. Commercial and industrial gross profit margin as a percentage of revenues decreased from 14% for the three months ended March 31, 2002, to 13% for the three months ended March 31, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work and lower margins on work in the communications market.

Residential gross profit decreased $1.8 million, or 13%, from $14.0 million for the three months ended March 31, 2002, to $12.2 million for the three months ended March 31, 2003. Residential gross profit margin as a percentage of revenues decreased from 22% for the three months ended March 31, 2002, to 21% for the three months ended March 31, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work, decreased multi-family construction activity in the Southeast and lower margins on work in the residential market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $5.8 million, or 13%, from $43.3 million for the three months ended March 31, 2002, to $37.5 million for the three months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues decreased 1% from 12% for the three months ended March 31, 2002 to 11% for the three months ended March 31, 2003. This decrease results from a company wide effort focused on reduction of costs and lower administrative field and home office personnel expenses from a reduction in headcount during the three months ended March 31, 2002 as compared to the three months ended March 31, 2003.

RESTRUCTURING CHARGE

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. As a result of the program implementation, we recorded a pre-tax restructuring charge of $1.6 million during the three months ended March 31, 2002. The charge was based on the cost of the workforce reduction program, including severance and other special termination benefits. At March 31, 2003, approximately $1.8 million of these charges have not been paid and are included in accounts payable and accrued expenses.

INCOME FROM OPERATIONS

Income from operations increased $1.8 million, or 18%, from $9.8 million for the three months ended March 31, 2002, to $11.6 million for the three months ended March 31, 2003. This increase in income from operations was primarily attributed to decreased selling, general and administrative expenses year over year and a restructuring charge of $1.6 million incurred during the three months ended March 31, 2002, offset by decreased revenues year over year and decreased margins earned on those revenues.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $6.9 million for the three months ended March 31, 2002, to $6.1 million for the three months ended March 31, 2003, primarily as a result of decreased interest expense attributable to decreased average borrowings over the period.

PROVISION FOR INCOME TAXES

During the three months ended March 31, 2003, we recorded a tax provision of 38.5%. We recorded a tax provision of 28.1% for the three months ended March 31, 2002. The lower effective tax rate in the prior period was attributable to the projected utilization of certain net operating loss carryforwards during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents of $26.1 million, working capital of $255.0 million, no outstanding borrowings under our credit facility, $24.7 million of letters of credit outstanding, and available capacity under our credit facility of $125.3 million. The amount outstanding under our senior subordinated notes was $247.9 million. All debt obligations are on our balance sheet.

During the six months ended March 31, 2003, we generated $18.8 million of net cash from operating activities. This net cash provided by operating activities was comprised of net income of $7.2 million, increased by $8.0 million of non-cash charges related primarily to depreciation expense and provision for allowance for doubtful accounts, and further increased by changes in working capital. Working capital changes consisted of a $10.1 million decrease in accounts receivable due to the timing of collections, offset by a $8.3 million decrease in accounts payable and accrued expenses as a result of the timing of payments made. Working capital changes also included a $6.0 million decrease in billings in excess of costs and estimated earnings on uncompleted projects and a $1.3 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, with the balance of the change due to other working capital changes. Net cash used in investing activities was $6.0 million, consisting primarily of $5.5 million used for capital expenditures and $2.7 million used in the acquisition of a business, net of cash acquired; offset by $1.1 million received from divestitures and $1.5 million in proceeds from the sale of fixed assets. Net cash used in financing activities was $19.4 million, resulting primarily from $16.0 million in repayments of debt and repurchases of the senior subordinated notes, as well as $3.4 million used in the acquisition of treasury stock.

We are party to a $150.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2004, as amended. Amounts borrowed under the credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to
3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.50 percent are assessed on any unused borrowing capacity under the credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the company and those subsidiaries. Borrowings under the credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts our ability to repurchase shares of common stock, restricts our ability to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. We were in compliance with the financial covenants of our credit facility, as amended, at March 31, 2003. As of April 29, 2003, we had no outstanding borrowings on our credit facility.

On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001 offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. At March 31, 2003, we had $247.9 million in outstanding senior subordinated notes.

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

Based on our impairment tests performed upon adoption of SFAS No. 142, we recognized a charge of $283.3 million ($7.10 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to its implied fair value. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. We performed our annual impairment test on October 1, 2002 and determined that there was no impairment of recorded goodwill.

We utilized approximately $2.7 million cash, net of cash acquired to purchase Riviera Electric LLC in Denver, Colorado on February 27, 2003.

All of our operating income and cash flows are generated by our wholly owned subsidiaries, which are the subsidiary guarantors of our outstanding senior subordinated notes. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the senior subordinated notes; (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and
(iv) the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At March 31, 2003, $3.6 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2003, $21.1 million of our outstanding letters of credit were to collateralize our insurance program.

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

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2003, we had invested $2.3 million under our commitment to EnerTech.

Our future contractual obligations include (in thousands):


                                        Less than
                                         one year     2004         2005          2006        2007       Thereafter    Total
                                      ------------ ---------- ------------- ------------ ------------ ------------- ----------
Debt and capital lease obligations    $     372    $     232    $      93     $      23    $       2    $  247,885  $  248,607
Operating lease obligations.......    $   5,804    $   9,208    $   6,970     $   4,101    $   2,333    $    3,682  $   32,098


Our other commercial commitments expire as follows (in thousands):

                                        Less than
                                         one year     2004         2005          2006        2007       Thereafter    Total
                                      ------------ ---------- ------------- ------------ ------------ ------------- ----------

Standby letters of credit.........    $  18,995    $    5,701   $     --     $      --   $      --     $      --     $  24,696
Other commercial commitments......    $      --    $      --    $     --     $      --   $      --     $   2,700 (1) $   2,700

(1) Balance of investment commitment in EnerTech.

Outlook. The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we continue to take steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. Although we have seen signs of improvement in our quarter ended March 31, 2003, the economic outlook for the remainder of fiscal 2003 is still somewhat uncertain. We expect earnings per share in the third quarter of fiscal 2003 to range between $0.14 and $0.20 per share. For the year ended September 30, 2003, we expect earnings to range between $0.53 and $0.60 per share.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes requirements for recognition of a liability for a cost associated with an exit or disposal activity based with an objective of recording the initial liability at fair value. We adopted SFAS No 146 effective January 1, 2003. The adoption had no impact on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation. We adopted SFAS 148 on January 1, 2003. The adoption of SFAS 148 did not have a material impact on our financial position or results of operations.

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others", ("Interpretation 45"), will significantly change current practice in accounting for, and disclosure of, guarantees.
Interpretation 45 requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Interpretation 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on prospective basis to guarantees issued or modified after December 31, 2002. The types of guarantees that we are party to include surety bonds and letter of credit. We adopted Interpretation 45 effective January 1, 2003, which did not have a material impact on our results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, "Consolidation of Variable Interest Entities", ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position as we do not have activities with any entities that would fall under this interpretation at this time.

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2003:


                                             2003          2004         2005          2006         2007       Thereafter     Total
                                          -----------  -----------  -----------   ----------   ----------   -------------  --------
Liabilities -Debt:

   Fixed Rate (senior subordinated notes).   $    --    $     --    $      --     $      --    $      --    $   247,885   $ 247,885

   Interest Rate..........................     9.375%      9.375%       9.375%        9.375%       9.375%         9.375%      9.375%

Fair Value of Debt:
    Fixed Rate ..........................                                                                                 $  237,815



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

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS




     (A) The Company held its annual meeting of stockholders in Houston, Texas on January 30, 2003. The following sets forth matters submitted to a vote of the stockholders:

     (B) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated December 27, 2001, for terms expiring at the 2006 annual stockholders' meeting or until their successors have been elected and qualified - Class III Directors:
          Herbert R. Allen and C. Byron Snyder.

          Mr. Allen was elected by a vote of 31,757,867 shares, being more than a majority of common stock of the Company, and 524,991 shares withheld. Mr. Snyder was elected by a vote of 2,605,709 shares, being more than a majority of common stock of the Company, and 0 shares withheld.

     (C) The stockholders ratified the appointment of Ernst & Young LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 33,463,230 shares, being more than a majority of the common stock and restricted voting common stock of the Company, with 26,704 shares of common stock voted against, and 95,778 shares of common stock abstained.

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


         B.  REPORTS ON FORM 8-K

                  On February 27, 2003, the Company filed a Current Report on Form 8-K in connection with its press release dated February 27, 2003.

                  On March 14, 2003, the Company filed a Current Report on Form 8-K in connection with its acquisition of Riviera Electric LLC.

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


                                      INTEGRATED ELECTRICAL SERVICES, INC.


Date: April 30, 2003                  By:      /s/ William W. Reynolds
                                               ---------------------------
                                               William W. Reynolds
                                               Executive Vice President and
                                               Chief Financial Officer

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


Date: April 30, 2003

                                                     /s/ Herbert R. Allen
                                                     ---------------------------
                                                     Herbert R. Allen
                                                     Chief Executive Officer

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


Date: April 30, 2003

                                                  /s/ William W. Reynolds
                                                  ---------------------------
                                                     William W. Reynolds
                                                     Chief Financial Officer