Form 10-Q
period 2003-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2003-08-05
CIK 1048268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of July 29, 2003 of the issuer's common stock was 36,197,715 and of the issuer's restricted voting common stock was 2,605,709.


                      INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                              INDEX



PART I.  FINANCIAL INFORMATION
                                                                                           Page
                                                                                           ----
     Item 1.          Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 and
              June 30, 2003...............................................................   2
         Consolidated Statements of Operations for the nine months ended
              June 30, 2002 and 2003......................................................   3
         Consolidated Statements of Operations for the three months ended
              June 30, 2002 and 2003......................................................   4
            Consolidated Statement of Stockholders' Equity for the nine months ended
              June 30, 2003...............................................................   5
         Consolidated Statements of Cash Flows for the nine months ended
              June 31, 2002 and 2003......................................................   6
         Consolidated Statements of Cash Flows for the three months ended
              June 30, 2002 and 2003......................................................   7
         Condensed Notes to Consolidated Financial Statements.............................   8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................  18

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk..........  31

     Item 4.          Controls and Procedures.............................................  32

PART II.      OTHER INFORMATION

     Item 6.          Exhibits and Reports on Form 8-K....................................  33

     Signatures       ....................................................................  34




                            INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                            September 30,     June 30,
                                                                                2002            2003
                                                                            ------------    ------------
                                                                              (Audited)      (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................   $     32,779    $     40,342
Accounts receivable:
    Trade, net of allowance of $6,262 and $5,652 respectively ...........        237,310         245,192
    Retainage ...........................................................         62,482          68,090
    Related parties .....................................................            153             121
Costs and estimated earnings in excess of billings on
    uncompleted contracts ...............................................         46,314          42,793
Inventories .............................................................         23,651          20,334
Prepaid expenses and other current assets ...............................         35,041          31,859
                                                                            ------------    ------------
    Total current assets ................................................        437,730         448,731

PROPERTY AND EQUIPMENT, net .............................................         61,577          55,517
GOODWILL, net ...........................................................        198,220         198,005
OTHER NON-CURRENT ASSETS ................................................         24,112          23,746
                                                                            ------------    ------------
       Total assets .....................................................   $    721,639    $    725,999
                                                                            ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current maturities of other long-term debt ..........   $        570    $        307
Accounts payable and accrued expenses ...................................        141,398         140,419
Income taxes payable ....................................................           --               185
Billings in excess of costs and estimated earnings on
    uncompleted contracts ...............................................         51,548          44,756
                                                                            ------------    ------------
    Total current liabilities ...........................................        193,516         185,667

OTHER LONG-TERM DEBT, net of current maturities .........................            504             235
SENIOR SUBORDINATED NOTES, net of $3,797 and $3,347
    unamortized discount, respectively ..................................        247,935         247,929
OTHER NON-CURRENT LIABILITIES ...........................................         25,252          29,225
                                                                            ------------    ------------
       Total liabilities ................................................        467,207         463,056
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ......................................           --              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,439,984 shares issued .........................................            385             385
    Restricted voting common stock, $.01 par value, 2,605,709 shares ....           --
       issued, authorized and outstanding ...............................             26              26
    Treasury stock, at cost, 1,421,068 and 2,260,760 shares, respectively         (9,774)        (13,113)
    Additional paid-in capital ..........................................        428,427         427,690
    Retained deficit ....................................................       (164,632)       (152,045)
                                                                            ------------    ------------
       Total stockholders' equity .......................................        254,432         262,943
                                                                            ------------    ------------
       Total liabilities and stockholders' equity .......................   $    721,639    $    725,999
                                                                            ============    ============


        The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

                    INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                 Nine Months Ended June 30,
                                                                ----------------------------
                                                                    2002            2003
                                                                ------------    ------------
                                                                        (Unaudited)

Revenues ....................................................   $  1,106,479    $  1,067,051
Cost of services (including depreciation) ...................        936,058         913,181
                                                                ------------    ------------
     Gross profit ...........................................        170,421         153,870

Selling, general and administrative expenses ................        133,083         114,272
Restructuring charges .......................................          5,556            --
                                                                ------------    ------------
     Income from operations .................................         31,782          39,598
                                                                ------------    ------------

Other (income)/expense:
     Interest expense .......................................         19,766          19,196
     (Gain) loss on sale of assets ..........................           (157)            204
     Other expense (income), net ............................            524            (270)
                                                                ------------    ------------
                                                                      20,133          19,130
                                                                ------------    ------------
Income before income taxes and cumulative effect of change in         11,649          20,468
     accounting principle

Provision for income taxes ..................................          3,919           7,881
Cumulative effect of change in accounting principle, net
      of tax ................................................        283,284            --
                                                                ------------    ------------
Net income (loss) ...........................................   $   (275,554)   $     12,587
                                                                ============    ============

Basic earnings (loss) per share:
Basic earnings per share before cumulative effect
      of change in accounting principle .....................   $       0.19    $       0.32
                                                                ============    ============
Cumulative effect of change in accounting principle .........   $      (7.10)   $       0.00
                                                                ============    ============
Basic earnings (loss) per share .............................   $      (6.91)   $       0.32
                                                                ============    ============

Diluted earnings (loss) per share:
Diluted earnings per share before cumulative
      effect of change in accounting principle ..............   $       0.19    $       0.32
                                                                ============    ============
Cumulative effect of change in accounting principle
                                                                $      (7.10)   $       0.00
                                                                ============    ============
Diluted earnings (loss) per share ...........................   $      (6.91)   $       0.32
                                                                ============    ============

Shares used in the computation
     of earnings (loss) per share (Note 6):
     Basic ..................................................     39,877,209      39,188,518
                                                                ============    ============
     Diluted ................................................     39,877,209      39,297,446
                                                                ============    ============

              The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2002           2003
                                                    ------------   ------------
                                                            (Unaudited)

Revenues .........................................  $    374,819   $    375,339
Cost of services (including depreciation) ........       316,328        321,930
                                                    ------------   ------------
     Gross profit ................................        58,491         53,409

Selling, general and administrative expenses .....        39,918         38,193
                                                    ------------   ------------
     Income from operations ......................        18,573         15,216
                                                    ------------   ------------

Other (income)/expense:
     Interest expense ............................         6,337          6,397
     (Gain) loss on sale of assets ...............           (24)           234
     Other expense (income), net .................            47           (215)
                                                    ------------   ------------
                                                           6,360          6,416
                                                    ------------   ------------
Income before income taxes .......................        12,213          8,800

Provision for income taxes .......................         4,736          3,389
                                                    ------------   ------------
Net income .......................................  $      7,477   $      5,411
                                                    ============   ============

Basic earnings per share .........................  $       0.19   $       0.14
                                                    ============   ============

Diluted earnings per share .......................  $       0.19   $       0.14
                                                    ============   ============

Shares used in the computation
     of earnings per share (Note 6):
     Basic .......................................    39,936,914     38,789,237
                                                    ============   ============
     Diluted .....................................    40,073,939     39,161,593
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



                                        INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)





                                                 Restricted Voting
                             Common Stock          Common Stock       Treasury Stock       Additional    Retained         Total
                         --------------------  -------------------- ---------------------    Paid-In     Earnings     Stockholders'
                            Shares     Amount    Shares     Amount    Shares     Amount      Capital     (Deficit)       Equity
                         -----------  -------- ----------  -------- ----------   --------  ----------   ----------   -------------
BALANCE, September
    30, 2002...........   38,439,984  $    385  2,605,709  $     26 (1,421,068)  $ (9,774) $  428,427   $ (164,632)  $     254,432
Issuance of stock
    (unaudited)........            -         -          -         -     12,399         76         (20)           -              56
Purchase of treasury
    stock (unaudited)..            -         -          -         - (1,397,183)    (6,795)          -            -          (6,795)
Receipt of treasury
    stock (unaudited)..            -         -          -         -    (70,330)      (270)          -            -            (270)
Exercise of stock
    options (unaudited)            -         -          -         -    366,440      2,101          11            -           2,112
Issuance of stock
    under employee
    stock purchase
    plan (unaudited)...            -         -          -         -    248,982      1,549        (728)           -             821
Net income (unaudited).            -         -          -         -          -          -           -       12,587          12,587
                         -----------  -------- ----------  -------- ----------   --------  ----------   ----------   -------------
BALANCE, June 30, 2003
    (unaudited).....      38,439,984  $    385  2,605,709  $     26 (2,260,760)  $(13,113) $  427,690   $ (152,045)  $     262,943
                         ===========  ======== ==========  ======== ===========  ========= ==========   ===========  =============










                              The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

                                                                 5



                            INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                                                 Nine Months Ended June 30,
                                                                                 --------------------------
                                                                                     2002         2003
                                                                                   ---------    ---------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .........................................................   $(275,554)   $  12,587
     Adjustments to reconcile net income to net cash
        provided by operating activities, net of acquisitions and divestitures -
          Cumulative effect of change in accounting principle ..................     283,284         --
          Allowance for doubtful accounts ......................................       2,385        1,046
          Depreciation and amortization ........................................      12,707       10,931
          Loss (gain) on sale of property and equipment ........................        (157)         204
          Non-cash compensation expense ........................................       1,422         --
          Gain on divestiture ..................................................        --            (26)
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ........................................      40,736          156
               Inventories .....................................................      (5,713)       3,216
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ................      14,266        3,939
               Prepaid expenses and other current assets .......................       9,083        3,375
               Other noncurrent assets .........................................       2,659        1,652
          Increase (decrease) in:
               Accounts payable and accrued expenses ...........................     (40,254)       5,509
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ..........................       7,006      (10,240)
               Other current liabilities .......................................        (539)         185
               Other noncurrent liabilities ....................................      (4,058)       4,186
                                                                                   ---------    ---------
                    Net cash provided by operating activities ..................      47,273       36,720
                                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ..............................         867        1,787
     Additions to property and equipment .......................................      (7,545)      (7,304)
     Purchase of business, net of cash acquired ................................        --         (2,723)
     Sale of business ..........................................................        --          1,084
     Investments in securities .................................................        (300)        (500)
     Additions to note receivable from affiliate ...............................        (583)        --
                                                                                   ---------    ---------
                    Net cash used in investing activities ......................      (7,561)      (7,656)
                                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ................................................................      74,558           37
     Repayments of debt ........................................................     (86,331)     (16,176)
     Proceeds from sale of interest rate swap ..................................       1,530         --
     Payments of debt issuance costs ...........................................        --           (679)
     Purchase of treasury stock ................................................        (523)      (6,795)
     Proceeds from exercise of stock options ...................................         534        2,112
                                                                                   ---------    ---------
                    Net cash used in financing activities ......................     (10,232)     (21,501)
                                                                                   ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................      29,480        7,563
CASH AND CASH EQUIVALENTS, beginning of period .................................       3,475       32,779
                                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, end of period .......................................   $  32,955    $  40,342
                                                                                   =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest .............................................................   $  13,757    $  12,321
          Income taxes .........................................................   $   4,861    $     599


                  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.


                           INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                   2002        2003
                                                                                 --------    --------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................................   $  7,477    $  5,411
     Adjustments to reconcile net income to net cash
        provided by operating activities, net of acquisitions and divestitures       --
          Allowance for doubtful accounts ....................................      1,121         385
          Depreciation and amortization ......................................      4,133       3,590
          Loss (gain) on sale of property and equipment ......................        (24)        234
          Changes in operating assets and liabilities
          (Increase) decrease in:
               Accounts receivable, net ......................................      4,608      (9,945)
               Inventories ...................................................         89       1,141
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ..............      3,827       2,642
               Prepaid expenses and other current assets .....................       (312)      2,703
               Other noncurrent assets .......................................      4,566       1,229
          Increase (decrease) in:
               Accounts payable and accrued expenses .........................     10,854      13,786
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ........................      3,404      (4,258)
               Other current liabilities .....................................        (74)       (177)
               Other noncurrent liabilities ..................................     (2,209)      1,188
                                                                                 --------    --------
                    Net cash provided by operating activities ................     37,460      17,929
                                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ............................        456         247
     Additions to property and equipment .....................................     (1,554)     (1,842)
                                                                                 --------    --------
                    Net cash used in investing activities ....................     (1,098)     (1,595)
                                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ..............................................................        175          10
     Repayments of debt ......................................................     (6,284)       (146)
     Payments for debt issuance costs ........................................       --          (679)
     Purchase of treasury stock ..............................................       (523)     (3,419)
     Proceeds from exercise of stock options .................................        516       2,112
                                                                                 --------    --------
                    Net cash used in financing activities ....................     (6,116)     (2,122)
                                                                                 --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................     30,246      14,212
CASH AND CASH EQUIVALENTS, beginning of period ...............................      2,709      26,130
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, end of period .....................................   $ 32,955    $ 40,342
                                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...........................................................   $    391    $    261
          Income taxes .......................................................   $    659    $    599


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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2002, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS

The results of the Company's operations, particularly from residential construction, are seasonal, depending on weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of its business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. The Company's service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company's volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by gross margins for both bid and negotiated projects, the timing of new construction projects and any acquisitions. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others," ("Interpretation 45"), will significantly change current practice in accounting for, and disclosure of, guarantees.
Interpretation 45 requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Interpretation 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on prospective basis to guarantees issued or modified after December 31, 2002. The types of guarantees that the Company is party to include surety bonds and letter of credit. The Company adopted Interpretation 45 effective January 1, 2003. The adoption does not have a material impact on the Company's results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has minority interests in two private equity firms, Enertech Capital
Partners II, L.P. and EPV Holdings LLC, which may fall under this interpretation. For more information regarding the Company's investments in these entities, see the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company does not believe the adoption of this statement will have a material impact on its results of operations or financial position.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting
Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25. During the nine months ended June 30, 2002, the Company recorded compensation expense of $1,422 in connection with a restricted stock award (See Note 8).

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for IES' stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123 - "Accounting for Stock-Based Compensation" for the three and nine months ended June 30, 2002 and 2003 (in thousands, except for per share data):

                                                 Three months ended June 30,          Nine months ended June 30,
                                               -------------------------------     -------------------------------
                                                    2002              2003              2002              2003
                                               -------------     -------------     -------------     -------------
Net income (loss), as reported............     $       7,477     $       5,411     $    (275,554)    $      12,587
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects.............               ---               ---               875               ---
Deduct:     Total    stock-based     employee
   compensation   expense   determined  under
   fair value  based  method for all  awards,
   net of related tax effects.............               508               302             2,806             1,057
                                               -------------     -------------     -------------     -------------
Pro forma net income (loss) for SFAS
    No.123................................     $       6,969     $       5,109     $    (277,485)    $      11,530
                                               =============     =============     ==============    =============

Earnings (loss) per share:
   Basic - as reported....................     $        0.19     $        0.14     $       (6.91)    $        0.32
   Basic - pro forma for SFAS No. 123.....     $        0.17     $        0.13     $       (6.96)    $        0.29

Earnings (loss) per share:
   Diluted - as reported..................     $        0.19     $        0.14     $       (6.91)    $        0.32
   Diluted - pro forma for SFAS No. 123...     $        0.17     $        0.13     $       (6.96)    $        0.29



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

The unaudited pro forma data presented below assume that the acquisition had occurred at the beginning of the periods presented.

                                                 Nine Months Ended June 30,     Three Months Ended June 30,
                                               ------------------------------   ---------------------------
                                                    2002            2003             2002          2003
                                               -------------    -------------    -----------   -----------
Revenues ...................................   $   1,167,677    $   1,101,716    $   395,881   $   375,339
Net income before cumulative effect of
   change in accounting principle ..........   $       7,730    $      13,471    $     8,892   $     5,411
Net income (loss) ..........................   $    (271,393)   $      13,471    $     8,892   $     5,411

Basic earnings per share before cumulative
    effect of change in accounting principle   $        0.19    $        0.34    $      0.22   $      0.14
 Cumulative effect of change in accounting
    principle ..............................   $       (7.10)   $        0.00    $      0.00   $      0.00
Basic earnings (loss) per share ............   $       (6.81)   $        0.34    $      0.22   $      0.14

Diluted earnings per share before
    cumulative effect of change in
    accounting principle ...................   $        0.19    $         0.34    $      0.22   $      0.14
Cumulative effect of change in accounting
    principle ..............................   $       (7.10)   $         0.00   $       0.00   $      0.00
Diluted earnings (loss) per share ..........   $       (6.81)   $         0.34   $       0.22   $      0.14


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

The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows (in thousands):


                      September 30, 2002         Divestiture      June 30, 2003
                      -------------------    ----------------     --------------
 Commercial and
 Industrial           $         140,695      $           215      $     140,480
 Residential                     57,525                    -             57,525
                      -------------------    ----------------     --------------
                      $         198,220      $           215      $     198,005
                      ===================    ================     ==============

4.   RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the nine months ended June 30, 2002. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. At June 30, 2003, approximately $1.2 million of these charges have not been paid and are included in accrued expenses.

5.   DEBT

Credit Facility
---------------

On May 27, 2003, the Company amended its $150.0 million revolving credit facility to a $125.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditures, acquisitions and other corporate purposes that matures May 22, 2006, as amended (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock or to retire its Senior Subordinated Notes, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. For more information regarding the Covenants to its Credit Facility, as amended, see the Company's filing on Form 8-K dated May 28,

2003. The Company was in compliance with the financial covenants of its Credit Facility, as amended, at June 30, 2003. As of June 30, 2003, the Company had no borrowings outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $26.5 million, $0.5 million of other borrowings and available borrowing capacity under its Credit Facility of $98.5 million.

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




Debt consists of the following (in thousands):
                                                                             September 30,         June 30,
                                                                                2002                 2003
                                                                          ------------------   ----------------
Senior Subordinated Notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 9.50%........           137,885           137,885
Senior Subordinated Notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00%.......           110,000           110,000
Other....................................................................             1,074               542
                                                                          ------------------   ----------------
      Total debt.........................................................           248,959           248,427
Less - short-term debt and current maturities of long-term debt..........              (570)             (307)
Less - unamortized discount on Senior Subordinated Notes.................            (3,797)           (3,347)
Add - fair value of terminated interest rate hedge.......................             3,847             3,391
                                                                          ------------------   ----------------
      Total long-term debt............................................... $         248,439    $      248,164
                                                                          ==================   ================



6.   EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share for the nine months ended June 30, 2002 and 2003 (in thousands, except share information):


                                                      Nine Months Ended June 30,
                                                    ----------------------------
                                                        2002            2003
                                                    ------------    ------------
Numerator:
    Net income (loss) ...........................   $   (275,554)   $     12,587
                                                    ============    ============

Denominator:
    Weighted average shares outstanding - basic .     39,887,209      39,188,518
    Effect of dilutive stock options ............           --           108,928
                                                    ------------    ------------
    Weighted average shares outstanding - diluted     39,887,209      39,297,446
                                                    ============    ============

Earnings (loss) per share:
    Basic .......................................   $      (6.91)   $       0.32
    Diluted .....................................   $      (6.91)   $       0.32


For the nine months ended June 30, 2002 and 2003, stock options of 6.2 million and 4.6 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 2002 and 2003 (in thousands, except share information):


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        2002          2003
                                                    -----------   -----------
Numerator:
    Net income ..................................   $     7,477   $     5,411
                                                    ===========   ===========

Denominator:
    Weighted average shares outstanding - basic .    39,936,914    38,789,237
    Effect of dilutive stock options ............       137,025       372,356
                                                    -----------   -----------
    Weighted average shares outstanding - diluted    40,073,939    39,161,593
                                                    ===========   ===========

Earnings per share:
    Basic .......................................   $      0.19   $      0.14
    Diluted .....................................   $      0.19   $      0.14

For the three months ended June 30, 2002 and 2003, stock options of 4.4 million and 2.9 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

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

Segment information for the nine months ended June 30, 2002 and 2003 is as follows (in thousands):


                                                                  Nine Months Ended June 30, 2002
                                                 -----------------------------------------------------------
                                                   Commercial/
                                                   Industrial       Residential       Other          Total
                                                 -------------     -----------     ---------     -----------
Revenues.....................................    $     903,126     $   203,353     $       -     $1,106,479
Cost of services (including depreciation)....          778,589         157,469             -         936,058
                                                 -------------     -----------     ---------     -----------
Gross profit.................................          124,537          45,884             -         170,421

Selling, general and administrative..........           87,556          24,886        20,641         133,083
Restructuring charges........................                -               -         5,556           5,556
                                                 -------------     -----------     ---------     -----------
Operating income.............................    $      36,981     $    20,998     $ (26,197)    $    31,782
                                                 =============     ===========     ==========    ===========

Other data:
Depreciation expense.........................    $      10,530     $       768     $   1,409     $    12,707
Capital expenditures.........................            4,807             434         2,304           7,545
Total assets.................................          516,578          99,973        94,687         711,238






                                                                Nine Months Ended June 30, 2003
                                                 -----------------------------------------------------------
                                                 Commercial/
                                                 Industrial         Residential       Other          Total
                                               -------------       -----------     ---------     -------------

Revenues..................................     $     862,028       $   205,023     $       -     $   1,067,051
Cost of services (including depreciation).           752,128           161,053             -           913,181
                                               -------------       -----------     ---------     -------------
Gross profit..............................           109,900            43,970             -           153,870

Selling, general and administrative.......            75,265            24,949        14,058           114,272
                                               -------------       -----------     ---------     -------------
Operating income..........................     $      34,635       $    19,021     $ (14,058)    $      39,598
                                               =============       ===========     ==========    =============

Other data:
Depreciation expense......................     $       8,546       $       926     $   1,459     $      10,931
Capital expenditures......................             4,475               548         2,281             7,304
Total assets..............................           507,452           107,505       111,042           725,999


Segment information for the three months ended June 30, 2002 and 2003 is as follows (in thousands):

                                                                 Three Months Ended June 30, 2002
                                                 -----------------------------------------------------------
                                                   Commercial/
                                                   Industrial       Residential       Other          Total
                                                 -------------     -----------     ---------     -----------

Revenues.....................................    $     302,152     $    72,667     $       -     $   374,819
Cost of services (including depreciation)....          261,343          54,985             -         316,328
                                                 -------------     -----------     ---------     -----------
Gross profit.................................           40,809          17,682             -          58,491

Selling, general and administrative..........           25,029           8,406         6,483          39,918
                                                 -------------     -----------     ---------     -----------
Operating income.............................    $      15,780     $     9,276     $  (6,483)    $    18,573
                                                 =============     ===========     ==========    ===========

Other data:
Depreciation expense.........................    $       3,511     $       158     $     464     $     4,133
Capital expenditures.........................              980             170           404           1,554
Total assets.................................          516,578          99,973        94,687         711,238


                                                               Three Months Ended June 30, 2003
                                              --------------------------------------------------------------
                                                 Commercial/
                                                 Industrial         Residential       Other          Total

Revenues..................................     $     305,649       $    69,690     $       -     $   375,339
Cost of services (including depreciation).           266,999            54,931             -         321,930
                                               -------------       -----------     ---------     -----------
Gross profit..............................            38,650            14,759             -          53,409

Selling, general and administrative.......            25,143             8,090         4,960          38,193
                                               -------------       -----------     ---------     -----------
Operating income..........................     $      13,507       $     6,669     $  (4,960)    $    15,216
                                               =============       ===========     ==========    ===========

Other data:
Depreciation expense......................     $       2,650       $       423     $     517     $     3,590
Capital expenditures......................             1,222               188           432           1,842
Total assets..............................           507,452           107,505       111,042         725,999


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

The Company granted a restricted stock award of 400,000 shares under its 1999 Plan. The market value of the stock on the date of grant for this award was $2.3 million. The award became fully vested and was fully amortized during the nine months ended June 30, 2002. Accordingly, the Company had no amortization expense related to this award during the nine months ended June 30, 2003.

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

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2003, the Company had invested $2.3 million under its commitment to EnerTech.

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

We are self-insured for workers' compensation, auto liability, general liability and employee-related health care claims, subject to large deductibles. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Therefore, if actual experience differs from than the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003

The following table presents selected unaudited historical financial information for the nine months ended June 30, 2002 and 2003.


                                                                             Nine Months Ended June 30,
                                                              --------------------------------------------------------
                                                                   2002            %           2003             %
                                                              -------------- ------------ --------------- ------------
                                                                                (dollars in millions)
Revenues.................................................     $    1,106.5       100%     $    1,067.1        100%
Cost of services (including depreciation)................            936.1        85%            913.2         86%
                                                              -------------- ------------ --------------- ------------
        Gross profit.....................................            170.4        15%            153.9         14%
Selling, general & administrative expenses...............            133.0        12%            114.3         10%
Restructuring charges....................................              5.6         1%                -          0%
                                                              -------------- ------------ --------------- ------------
        Income from operations...........................             31.8         2%             39.6          4%
Interest and other expense, net..........................             20.1         2%             19.1          2%
                                                              -------------- ------------ --------------- ------------
Income before income taxes and cumulative effect of change            11.7         0%             20.5          2%
       in accounting principle...........................
                                                              -------------- ------------ --------------- ------------
Provision for income taxes...............................              3.9         0%              7.9          1%
Cumulative effect of change in accounting
       principle, net of tax.............................            283.3        26%              -            0%
                                                              -------------- ------------ --------------- ------------
        Net income (loss)................................     $     (275.5)      -25%     $       12.6          1%
                                                              ============== ============ =============== ============

REVENUES
                                             Percent of Total Revenues
                                          ---------------------------------
                                             Nine Months ended June 30,
                                          ---------------------------------
                                              2002                2003
                                              ----                ----
          Commercial and Industrial           81%                 81%
          Residential                         19%                 19%
                                              ---                 ---

          Total Company                       100%                100%
                                              ====                ====

Total revenues decreased $39.4 million, or 4%, from $1,106.5 million for the nine months ended June 30, 2002, to $1,067.1 million for the nine months ended June 30, 2003. This decrease in revenues is primarily the result of $37.5 million of lost revenues on divested or closed companies that were included in revenues for the nine months ended June 30, 2002, but not during the nine months ended June 30, 2003. This decrease in revenues is additionally impacted by an economic slowdown that began in 2001. This slowdown has led to increased bidding activity across the country for available work during the nine months ended June 30, 2003. Lastly, revenues were impacted by a decrease in revenues from communications work.

Commercial and industrial revenues decreased $41.1 million, or 5%, from $903.1 million for the nine months ended June 30, 2002, to $862.0 million for the nine months ended June 30, 2003. This decrease in revenues is primarily the result of $37.5 million of lost revenues on divested or closed companies that were included in revenues for the nine months ended June 30, 2002, but not during the nine months ended June 30, 2003. This decrease in revenues is additionally impacted by increased bidding activity across the country for available work during the nine months ended June 30, 2003.

Residential revenues increased $1.6 million, or 1%, from $203.4 million for the nine months ended June 30, 2002, to $205.0 million for the nine months ended June 30, 2003, primarily as a result of increased awards of construction contracts in markets we serve.

GROSS PROFIT
                                                Segment Gross Profit Margins
                                              as a Percent of Segment Revenues
                                             -----------------------------------
                                                 Nine Months ended June 30,
                                             -----------------------------------
                                                  2002               2003
                                                  ----               ----
               Commercial and Industrial          14%                 13%
               Residential                        23%                 21%
                                                  ---                 ---

               Total Company                      15%                 14%
                                                  ===                 ===

Gross profit decreased $16.5 million, or 10%, from $170.4 million for the nine months ended June 30, 2002, to $153.9 million for the nine months ended June 30, 2003. Gross profit margin as a percentage of revenues decreased form 15% for the nine months ended June 30, 2002 to 14% for the nine months ended June 30, 2003, primarily as the result of increased competition for available work.

Commercial and industrial gross profit decreased $14.6 million, or 12%, from $124.5 million for the nine months ended June 30, 2002, to $109.9 million for the nine months ended June 30, 2003. Commercial and industrial gross profit margin as a percentage of revenues decreased from 14% for the nine months ended June 30, 2002, to 13% for the nine months ended June 30, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work and lower margins on work in the communications market.

Residential gross profit decreased $1.9 million, or 4%, from $45.9 million for the nine months ended June 30, 2002, to $44.0 million for the nine months ended June 30, 2003. Residential gross profit margin as a percentage of revenues decreased two percentage points from 23% for the nine months ended June 30, 2002 to 21% for the nine months ended June 30, 2003, primarily as the result of increased pricing pressure for available work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $18.7 million, or 14%, from $133.0 million for the nine months ended June 30, 2002, to $114.3 million for the nine months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues decreased two percentage points from 12% for the nine months ended June 30, 2002 to 10% for the nine months ended June 30, 2003. This decrease results from a company wide effort focused on reduction of costs. This effort included a significant reduction of certain administrative field and home office personnel expenses during the nine months ended June 30, 2002.

RESTRUCTURING CHARGE

In October 2001, we began implementation of a workforce reduction program. The purpose of this program was to reduce the number of administrative staff both in the field and in the home office. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million during the nine months ended June 30, 2002. The charges were based on the cost of the workforce reduction program, including severance and other special termination benefits. At June 30, 2003, approximately $1.2 million of these charges have not been paid and are included in accounts payable and accrued expenses.

INCOME FROM OPERATIONS

Income from operations increased $7.8 million, or 25%, from $31.8 million for the nine months ended June 30, 2002, to $39.6 million for the nine months ended June 30, 2003. This increase in income from operations was primarily attributed to decreased selling, general and administrative expenses year over year and restructuring charges of $5.6 million incurred during the nine months ended June 30, 2002, offset by decreased revenues year over year and decreased margins earned on those revenues.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $20.1 million for the nine months ended June 30, 2002, to $19.1 million for the nine months ended June 30, 2003, primarily as a result of decreased interest expense attributable to decreased average borrowings over the period. The decrease is additionally impacted by $0.2 million in other income from our captive insurance program during the nine months ended June 30, 2003 that was not a component of other income for the nine months ended June 30, 2002.

PROVISION FOR INCOME TAXES

During the nine months ended June 30, 2003, we recorded a tax provision of 38.5%. We recorded a tax provision of 33.6% for the nine months ended June 30, 2002. The effective tax rate for the nine months ended June 30, 2002 includes the impact of the projected utilization of certain net operating loss carryforwards.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

The following table presents selected unaudited historical financial information for the three months ended June 30, 2002 and 2003.

                                                                             Three Months Ended June 30,
                                                              --------------------------------------------------------
                                                                   2002            %           2003             %
                                                              -------------- ------------ --------------- ------------
                                                                                (dollars in millions)
Revenues.................................................     $      374.8       100%     $      375.3        100%
Cost of services (including depreciation)................            316.3        84%            321.9         86%
                                                              -------------- ------------ --------------- ------------
        Gross profit.....................................             58.5        16%             53.4         14%
Selling, general & administrative expenses...............             39.9        11%             38.2         10%
                                                              -------------- ------------ --------------- ------------
        Income from operations...........................             18.6         5%             15.2          4%
Interest and other expense, net..........................              6.4         2%              6.4          2%
                                                              -------------- ------------ --------------- ------------
Income before income taxes...............................             12.2         3%              8.8          2%
Provision for income taxes...............................              4.7         1%              3.4          1%
                                                              -------------- ------------ --------------- ------------
        Net income.......................................     $        7.5         2%     $        5.4          1%
                                                              ============== ============ =============== ============



REVENUES
                                          Percent of Total Revenues
                                        -------------------------------
                                         Three Months ended June 30,
                                        -------------------------------
                                           2002                2003
                                           ----                ----
          Commercial and Industrial        81%                 81%
          Residential                      19%                 19%
                                           ---                 ---

          Total Company                   100%                100%
                                          ====                ====

Total revenues increased $0.5 million, or 0%, from $374.8 million for the three months ended June 30, 2002, to $375.3 million for the three months ended June 30, 2003. This increase in revenues is primarily the result of increased work performed in the commercial and industrial markets, offset by $11.0 million of lost revenues on divested or closed companies that were included in revenues for the three months ended June 30, 2002, but not during the three months ended June 30, 2003.

Commercial and industrial revenues increased $3.5 million, or 1%, from $302.1 million for the three months ended June 30, 2002, to $305.6 million for the three months ended June 30, 2003. This increase in revenues is primarily the result of the timing of industrial work performed, offset by $11.0 million of lost revenues on divested or closed companies that were included in revenues for the three months ended June 30, 2002, but not during the three months ended June 30, 2003.

Residential revenues decreased $3.0 million, or 4%, from $72.7 million for the three months ended June 30, 2002, to $69.7 million for the three months ended June 30, 2003, primarily as a result of decreased multi-family construction activity in the Southeast. This decrease in revenues is additionally impacted by increased bidding activity across the country for available work during the three months ended June 30, 2003.

GROSS PROFIT
                                              Segment Gross Profit Margins
                                            as a Percent of Segment Revenues
                                            --------------------------------
                                               Three Months ended June 30,
                                            --------------------------------
                                                2002               2003
                                                ----               ----
               Commercial and Industrial        14%                 13%
               Residential                      24%                 21%
                                                ---                 ---

               Total Company                    16%                 14%
                                                ===                 ===

Gross profit decreased $5.1 million, or 9%, from $58.5 million for the three months ended June 30, 2002, to $53.4 million for the three months ended June 30, 2003. Gross profit margin as a percentage of revenues decreased from 16% for the three months ended June 30, 2002, to 14% for the three months ended June 30, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work and lower margins on work across our entire market.

Commercial and industrial gross profit decreased $2.1 million, or 7%, from $40.8 million for the three months ended June 30, 2002, to $38.7 million for the three months ended June 30, 2003. Commercial and industrial gross profit margin as a percentage of revenues decreased from 14% for the three months ended June 30, 2002, to 13% for the three months ended June 30, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work and lower margins on work in the communications market.

Residential gross profit decreased $2.9 million, or 17%, from $17.7 million for the three months ended June 30, 2002, to $14.8 million for the three months ended June 30, 2003. Residential gross profit margin as a percentage of revenues decreased from 24% for the three months ended June 30, 2002, to 21% for the three months ended June 30, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased bidding activity for available work, decreased multi-family construction activity in the Southeast and lower margins on work in the residential market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $1.7 million, or 4%, from $39.9 million for the three months ended June 30, 2002, to $38.2 million for the three months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues decreased one percentage point from 11% for the three months ended June 30, 2002 to 10% for the three months ended June 30, 2003. This decrease results from a company wide effort focused on reduction of costs.

INCOME FROM OPERATIONS

Income from operations decreased $3.4 million, or 18%, from $18.6 million for the three months ended June 30, 2002, to $15.2 million for the three months ended June 30, 2003. This decrease in income from operations was primarily attributed to decreased revenues year over year and decreased margins earned on those revenues, offset by decreased selling, general and administrative expenses year over year.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net remained the same at $6.4 million for the three months ended June 30, 2002 and June 30, 2003.

PROVISION FOR INCOME TAXES

During the three months ended June 30, 2003, we recorded a tax provision of 38.5%. We recorded a tax provision of 38.8% for the three months ended June 30, 2002. The higher effective tax rate in the prior period was attributable to the taxable effect of the sale of a business during the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had cash and cash equivalents of $40.3 million, working capital of $263.1 million, no outstanding borrowings under our credit facility, $26.5 million of letters of credit outstanding, and available capacity under our credit facility of $98.5 million. The amount outstanding under our senior subordinated notes was $247.9 million. All debt obligations are on our balance sheet.

During the nine months ended June 30, 2003, we generated $36.7 million of net cash from operating activities. This net cash provided by operating activities was comprised of net income of $12.6 million, increased by $12.2 million of non-cash charges related primarily to depreciation expense and provision for allowance for doubtful accounts, and further increased by changes in working capital. Working capital changes consisted of a $10.2 million decrease in billings in excess of costs and estimated earnings on uncompleted projects and a $3.9 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts. Working capital changes also included a $3.2 decrease in inventory and a $5.5 million increase in accounts payable and accrued expenses as a result of the timing of payments made, with the balance of the change due to other working capital changes. Net cash used in investing activities was $7.7 million, consisting primarily of $7.3 million used for capital expenditures and $2.7 million used in the acquisition of a business, net of cash acquired; offset by $1.1 million received from divestitures and $1.8 million in proceeds from the sale of fixed assets. Net cash used in financing activities was $21.5 million, resulting primarily from $16.2 million in repayments of debt and repurchases of the senior subordinated notes, $0.7 million in payments made for debt issuance costs, and $6.8 million used in the acquisition of treasury stock, offset by $2.1 million received from the exercise of stock options.

On May 27, 2003, we amended our $150.0 million revolving credit facility to a $125.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2006, as amended. Amounts borrowed under the credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the company and those subsidiaries. Borrowings under the credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts our ability to repurchase shares of common stock or to retire senior subordinated notes, restricts our ability to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. For more information regarding the covenants to our credit facility, as amended, see our filing on Form 8-K dated May 28, 2003. We were in compliance with the financial covenants of our credit facility, as amended, at June 30, 2003. As of July 29, 2003, we had no outstanding borrowings on our credit facility.

On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001 offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. At June 30, 2003, we had $247.9 million in outstanding senior subordinated notes.

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

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At June 30, 2003, $1.8 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2003, $24.7 million of our outstanding letters of credit were to collateralize our insurance program.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our surety is such that we will indemnify the surety for any expenses it incurs in connection with any of the bonds it issues on our behalf. To date, we have not incurred significant expenses to indemnify our surety for expenses it incurred on our behalf. As of June 30, 2003, our cost to complete projects covered by surety bonds was approximately $241 million.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2003, we had invested $2.3 million under our commitment to EnerTech.

Our future contractual obligations include (in thousands):


                                      Less than
                                      one year       2004        2005           2006         2007      Thereafter       Total
                                      ---------    ---------    ---------     ---------    ---------    ----------    ----------
Debt and capital lease obligations    $     307    $     168    $      49     $      14    $       4    $  247,885    $  248,427
Operating lease obligations.......    $   3,795    $   9,542    $   7,354     $   4,396    $   2,375    $    3,682    $   31,144


Our other commercial commitments expire as follows (in thousands):

                                      Less than
                                      one year       2004        2005           2006         2007      Thereafter       Total
                                      ---------    ---------    ---------     ---------    ---------    ----------    ----------
Standby letters of credit.........    $  26,480    $      --    $      --     $      --    $      --    $      --     $   26,480
Other commercial commitments......    $      --    $      --    $      --     $      --    $      --    $   2,700 (1) $    2,700

(1) Balance of investment commitment in EnerTech.

Outlook. The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we continue to take steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. Although we have seen signs of improvement in our quarter ended June 30, 2003, the economic outlook for the remainder of fiscal 2003 is still somewhat uncertain. We expect earnings per share in the fourth quarter of fiscal 2003 to range between $0.21 and $0.28 per share. For the year ended September 30, 2003, we expect earnings to range between $0.53 and $0.60 per share.

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

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, "Consolidation of Variable Interest Entities", ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have minority interests in two private equity firms, Enertech Capital Partners II, L.P. and EPV Holdings LLC, which may fall under this interpretation. For more information regarding our investments in these entities, see our Annual Report on Form 10-K for the year ended September 30, 2002. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position as we do not have activities with any entities that would fall under this interpretation at this time.

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2003:


                                        2003          2004         2005          2006         2007       Thereafter     Total
                                     -----------  -----------  -----------   ----------   ----------   -------------  ---------
Liabilities -Debt:

    Fixed Rate (senior subordinated
     notes)........................  $      --    $      --    $      --     $      --    $      --    $   247,885   $  247,885
    Interest Rate...................     9.375%       9.375%       9.375%        9.375%       9.375%        9.375%        9.375%

Fair Value of Debt:
    Fixed Rate                                                                                                       $  251,603


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


         B.  REPORTS ON FORM 8-K

               On April 1, 2003, the Company filed a Current Report on Form 8-K in connection with its press release dated April 1, 2003.

               On May 12, 2003, the Company filed a Current Report on Form 8-K in connection with its acquisition of Riviera Electric LLC.

               On May 28, 2003, the Company filed a Current Report on Form 8-K in connection with its press release dated May 28, 2003.

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


                                            INTEGRATED ELECTRICAL SERVICES, INC.


Date: August 4, 2003                        By:   /s/ William W. Reynolds
                                                  -----------------------
                                                  William W. Reynolds
                                                  Executive Vice President and
                                                  Chief Financial Officer

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


Date: August 4, 2003

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


Date: August 4, 2003

                                                     /s/ William W. Reynolds
                                                     -----------------------
                                                     William W. Reynolds
                                                     Chief Financial Officer