Form 10-K
period 2003-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2003-11-26
CIK 1048268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

     As of November 20, 2003, there were outstanding 38,229,744 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $208.0 million.

                       DOCUMENT INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 22, 2004.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                      INTEGRATED ELECTRICAL SERVICES, INC.
                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1      BUSINESS                                                        3
2      PROPERTIES                                                     18
3      LEGAL PROCEEDINGS                                              18
4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            18
4A     EXECUTIVE OFFICERS                                             18

                                 PART II
5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                            20
6      SELECTED FINANCIAL DATA                                        21
7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS                                      21
7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     36
8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    37
9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE                                       69
9A     CONTROLS AND PROCEDURES                                        69

                                PART III
10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             69
11     EXECUTIVE COMPENSATION                                         69
12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT                                                     69
13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 69
14     PRINCIPAL ACCOUNTANT FEES AND SERVICES                         69

                                 PART IV
15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
       8-K                                                            69

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements, including statements relating to the Company's expectations of its future operating results, that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Act of 1995. Statements that include the words "except," "intend," "plan," "believe," "project," "anticipate," "will" and similar statements of a future or forward-looking nature identify "forward-looking" statements. These statements are based on the Company's expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties in estimating future results, fluctuations in operating results because of variations in levels of construction, changes in general economic conditions in the areas we operate, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing businesses, the level of competition in the construction industry, changes in economic viability of competitor companies bidding projects that can result in other companies bidding projects under cost, changes in availability of bonding capacity necessary to perform certain types of projects, availability and quality of existing workforce and newly hired employees, weather delaying work, interest rate changes, ability to manage companies in a decentralized structure, changes in management and key personnel, shifting of industrial construction to other countries, regulatory impacts in areas of required ratios of journeymen to helpers and in apprenticeship programs, changes in availability of qualified employees and electricians in particular, unanticipated levels of casualty losses, changes in legislation or regulation in accounting requiring a change in the way we report and due to seasonality (see also "Business-Risk Factors"). Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. The Company specifically disclaims any duty or obligation to update forward-looking statements based on later acquired information.

                                     PART I

ITEM 1. BUSINESS

     In this annual report, the words "IES," the "Company," "we," "our," "ours," and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ends on September 30.

     We are the largest provider of electrical contracting services in the United States according to EC&M Magazine. We provide a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers.

     Our electrical contracting services include design of the electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures as well as long-term contract maintenance. We service commercial, industrial, and residential markets and have a diverse customer base including: general contractors; property managers and developers; corporations; government agencies and municipalities; and homeowners. We provide services for a variety of projects including: high-rise residential and office buildings, power plants, manufacturing facilities, municipal infrastructure and health care facilities and residential developments. We also offer low voltage contracting services as a complement to our electrical contracting business. Our low voltage services include design and installation of external cables for corporations, universities, data centers and switching stations for data communications companies as well as the installation of fire and security alarm systems. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house engineers or projects that require specific market expertise such as hospitals or power generation facilities, as well as service, maintenance and certain renovation and upgrade work, which tends to either be recurring, have lower sensitivity to economic cycles, or both.

     Since 1997, we have developed a national footprint of approximately 140 locations currently serving the continental 48 states through the acquisition and internal growth of established companies operating in our core business areas. From 1997 to 2003, revenues for our businesses increased at a compounded annual growth rate of approximately 29%. Included in that growth was approximately five percent organic or "same store sales" growth. This includes a decline in our revenue base during 2002 and 2003 of approximately seven percent due to market conditions and strategic divestitures. In 2003, we continued to focus internally to integrate our information systems and established a regionally based management structure to enhance operating controls at all levels of our organization, as well as integrating a consolidated procurement program and structure to manage customers and vendors on a national basis.

INDUSTRY OVERVIEW

     Using the most recently available data from F. W. Dodge, we estimate the electrical contracting industry will generate annual revenues in excess of $80 billion in 2003. Data from EC&M Magazine indicates that the electrical contracting industry is highly fragmented, with more than 70,000 companies, most of which are small, owner-operated businesses. This data also indicates that there are only 12 U.S. electrical contractors with revenues in excess of $200 million. F. W. Dodge data indicates total construction industry revenues have grown at an average compound rate of approximately five percent from 1997 through 2003. This includes a decline in the market from 2001 to 2003 of approximately one percent, where commercial and industrial construction spending was down due to soft market conditions, offset by a rise in residential construction.

     During the last decade, electrical contractors have experienced a growing demand for their services due to more stringent electrical codes, increased use of electrical power, increased drive toward outsourcing, increased demand for bandwidth, demand for bundled services, and construction of smart houses with integrated computer, temperature control and safety systems. This market, while up over the past several years, has been depressed during the last two years due to decreased overall construction spending.

COMPETITIVE STRENGTHS

     Our competitive strengths include the following:

     - Geographic diversity -- We have approximately 140 locations, currently serving the continental 48 states and have worked on more than 2,000 contracts over $250,000 and more than 10,000 contracts overall in 2003. IES' national presence mitigates the region specific economic slowdowns. Our presence in states such as Alabama, Virginia, Texas and Colorado has been particularly beneficial through this most recent construction decline, because these areas were less impacted than some of the other areas of the U.S. Since 1997, much of our revenues have been derived from the fast growing Sunbelt states.

     - Customer diversity -- Our diverse customer base includes general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2003. We believe that customer diversity provides us with many advantages including enabling us to better serve national customers with multiple locations and reducing our dependence on any particular customer.

      Our company services a wide variety of customers, which tends to cushion us somewhat from sector declines. The impact of a slowdown in a particular industry is typically muted when compared to its smaller, more geographically or sector concentrated competitors. Additionally, our expertise in a variety of industries allows us to be flexible and to share our expertise across regions.

      Electrical utility work is a component of our overall service offering which allows us even further diversity. We do a significant amount of power, power line and "electrical grid" work. During fiscal 2003, approximately $107.3 million, or 7%, of our revenues were from power utility work. Although current construction spending estimates according to F.W. Dodge indicate that spending in this sector will be down in 2003 and 2004, recent large-scale power outages may encourage heightened spending levels in this area. We have the ability to mobilize our operations for the power utility sector quickly due to the number of locations we have with expertise in this area.

      We do see a shift in the composition of our backlog from time to time. During 2003, our backlog of work in progress for commercial and industrial work declined in the areas of hotels and condominiums, health care facilities, manufacturing facilities and airports; areas of backlog growth included institutions, utility work and projects for the government.

     - Expertise -- We have developed areas of expertise in high-rise buildings including hotels, condominiums and office buildings, retail centers, hospitals, switching centers and utility substations and single-family and multi-family residential homes. We believe that our technical expertise provides us with (1) access to higher margin design-and-build projects; (2) access to growth markets including wireless telecommunications, highway lighting and traffic control, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors.

     - Ability to Service National Projects -- Our nationwide presence and name recognition helps us compete for larger, national contracts with customers that operate throughout the U.S. Additionally, we believe our size and national service offering uniquely positions us as the only single source open shop electrical contracting service provider able to execute projects on a national basis. We are able to take on very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors. This type of work represents a growing market and we have made significant progress in pursuing these sizable accounts. A few of our current national customers include Wal-Mart, the U.S. Navy, Marriott, Nordstrom, Intel, Starbucks, Ryland Homes and Pulte Homes.

     - Access to resources -- Access to resources is a key to success, especially in this difficult environment. Many of our competitors have experienced reduced access to both bonding capacity and capital, which constrains their ability to effectively compete and bid on many jobs. As a result of our size and track record, we have the financial ability to maintain adequate bonding capacity. This, in conjunction with our access to a $125 million credit facility, provides a significant competitive advantage over most of our competitors. We are able to bid on large projects that require bonding and working capital that may exceed the capacity of our competitors.

      Many customers require subcontractors to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the service provider will perform under the terms of a contract and pay subcontractors and vendors. In the event a contractor or subcontractor fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the bond.

      We have maintained a relationship with the same surety since our inception in 1997. Recently, we added a second or co-surety, thus increasing the amount of surety credit available to us. Our relationship with our sureties is such that we will indemnify them for any expenses they incur in connection with any of the bonds they issue on our behalf. In a market where bonding has become an issue for many of our competitors, we are fortunate to be in such a strong position as it relates to bonding capacity. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2003, the expected cost to complete projects covered by surety bonds was approximately $227.9 million.

     - Proprietary systems and processes -- We have proprietary systems and processes that help us bid on projects, manage projects once they have been awarded and maintain and track customer information. In addition, we developed and perfected techniques and processes for installation on a variety of different projects, including a prefabrication process we implemented throughout the organization. Through the consolidation of over 85 entities, we have taken the best practices within our company and leveraged those systems and processes across the entire organization for "best in class" practices.

     - Utilization of prefabrication processes -- Our size and 100% merit shop environment has allowed us to quickly implement best prefabrication practices across our company. We prefabricate significant portions of electrical installations off-site and ship materials to the installation sites in specific sequences to optimize materials management, improve efficiency and minimize our employees' time on job sites. This is safer, more efficient and more cost effective for both us and our customers. We have prefabrication centers strategically located to service our companies throughout the U.S., and we believe our prefabrication processes are among the best in the electrical contracting industry.

     - Experienced management -- Our management teams have extensive experience and well-known reputations in the markets they serve. In addition, we have developed a strong team of executive officers, led by Herbert (Roddy) Allen, with extensive operating experience. We believe management and our employees currently own approximately 25% of our outstanding common stock.

STRATEGY

     At the beginning of fiscal 2002 we implemented a three-phase strategy that is in place and will continue. Phase one, "Back to Basics," focuses on our business fundamentals, including building backlog, controlling costs and generating strong cash flow. Phase two of our strategy, "One Company. One Plan," is a focus on initiatives to further integrate our company, given its formation through a series of acquisitions and its decentralized organizational structure. We recently entered phase three of our plan, "Continued Growth," which emphasizes expanding the business both internally and externally through selective acquisitions. Throughout the implementation of this three-phase strategy, we have reduced our debt and increased our working capital, creating a more conservative capital structure. The three phases of this initiative are detailed in the table below. This multi-phased strategy builds upon itself. As we enter the third phase, we continue to focus on the elements of the first two phases.

- PHASE I -- BACK TO BASICS

     Build backlog. Building backlog is a primary element of our strategy. Our ability to maintain a large backlog highlights the advantages of our size and diverse customer base and helps us navigate through difficult economic periods. Our backlog of work in progress has decreased to approximately $708 million as of September 30, 2003 from approximately $801 million as of September 30, 2002. This decline is the result of many factors, including the removal of $16.5 million of project work due to financial difficulties of one customer. We have also changed our backlog calculation method for many industrial long-term maintenance contracts, which has eliminated approximately $29 million in work from backlog, although they are still a source of revenues for us. From 2001 through 2003, we worked on a few very large contracts that spanned two to three years, which significantly increased backlog. These larger projects are nearing completion, which lowers the total backlog. Our backlog of significant longer-term contracts, defined as contracts in excess of $7.5 million, has decreased from approximately $209.5 million, or 26% of our backlog, as of September 30, 2002, to approximately $120.5 million, or 17% of our backlog, as of September 30, 2003. This indicates the duration of our backlog is slightly shorter, as it is comprised of smaller projects that are generally completed more quickly and tend to earn higher margins. During the year ended September 30, 2003, our average contract size was approximately $0.5 million and lasted approximately six months.

     Control Costs. Reducing costs is a key element of the Back to Basics strategy. We have taken and will continue to take steps to operate more efficiently and reduce expenses in order to increase our profitability and remain competitive within the industry. We continue to strengthen our relationships with suppliers in an effort to reduce the costs of delivering services. We consolidated the administrative functions of many of our business locations in an effort to streamline operations and we will continue to do so where appropriate. We believe that by focusing on cost reduction, we are better positioned for competitive success in any business environment. The table below shows a reduction of over $60 million in our selling, general and administrative expenses over a two-year period (in millions):

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                             2001        2002        2003
                                                           --------    --------    --------
Corporate................................................   $ 45.3      $ 23.7      $ 19.4
Operating Locations......................................    168.8       150.5       134.3
                                                            ------      ------      ------
Total....................................................   $214.1      $174.2      $153.7
                                                            ======      ======      ======

     Focus on cash flow. Focusing on cash flow is the third component of the Back to Basics strategy. We are focused on increasing cash flow by strategic planning and by maintaining an efficient base business. Effective tax planning reduced cash taxes paid by $8.2 million for the year ended September 30, 2002 and by $10.3 million for the year ended September 30, 2003. We have improved cash flow generation from operations over the last two years. Cash flow from operations increased from $8.6 million in 2001 to $53.4 million and $39.3 million in 2002 and 2003, respectively. We also reduced capital expenditures from $25.8 million in 2001 to $11.9 million and $8.7 in 2002 and 2003, respectively.

- PHASE II -- ONE COMPANY. ONE PLAN.

     In fiscal 2002, with Back to Basics in place and its benefits ongoing, we moved to phase two of our strategic plan, One Company. One Plan. The primary goal of One Company. One Plan. was to achieve a higher level of integration among our operating units. We divested non-core and under-performing subsidiaries and combined some operating locations. We continue to streamline the organization and recognize significant value from increased integration. We instituted a new management structure to share best practices, began implementation of an integrated financial planning and reporting system, focused on unified employee programs and incentives and increased employee training programs. We also focused on improving our safety record, generating savings through a centralized procurement program and servicing customers on a national basis.

     Management structure. We manage our business based on our operating segments. Within our commercial and industrial segment, our subsidiaries are managed with five geographically based operating officers reporting directly to our Chief Operating Officer. Our residential business segment also reports directly to the Chief

Operating Officer. This operating structure provides us a platform for strong operating and financial controls, allows us to more efficiently manage the business and fosters implementation of best practices across the organization. This structure also allows us to manage customer relationships above the local level. We believe this structure enables us to continue to expand the services and expertise we offer in each of our local markets by using specialized technical and marketing skills to maintain and strengthen relationships with general contractors and other customers; build positive relationships with engineers and architects; address design preferences and code requirements across the nation; increase labor sharing and joint project execution and continuously improve administrative, safety, hiring and training practices.

     The Executive Committee, comprised of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology and Procurement Officer, Senior Vice President of Operations and Senior Vice President of Human Resources, monitors our operations and fosters our progress on the three-phase strategy.

     Financial reporting and planning. All of our operating subsidiaries are joined on a common Wide Area Network ("WAN"). This platform enables us to access and monitor the computer servers at each subsidiary location and facilitates efficient communication. Stringent controls are in place limiting access to the data stored on each location's server.

     We are 80% complete in implementing a standard Enterprise Resource Planning ("ERP") software system across all of our operating units and are expecting full implementation by the end of calendar year 2004. This software is a third-party developed program specifically created for specialty construction contractors and enables us to manage our projects and report our financial results. We also implemented a consolidated financial analysis and planning system, which is compatible with our financial reporting system, and enables us to further analyze and track data, both from a financial statement standpoint and on a job-by-job basis. These systems provide real-time access to financial records, increase our ability to perform analyses, foster improved project management systems and provide more uniform data, which help improve the overall management of the business. To date, these systems have helped shorten and streamline the monthly financial closing process together with providing higher data integrity.

     Employee programs. We provide a common, unified healthcare plan to our employees. We are focusing on other employee benefits as well, which include employee training. As an example, we partnered with Fails Management Institute, a firm that specializes in construction industry consulting, to train our project managers. This program will ensure consistent project management procedures and proficiency levels across the company. We are focused on all aspects of employee benefits, including incentive compensation. We established a bonus plan focused on overall company performance and subsidiary performance for all executive management and subsidiary leaders. Our executive incentive compensation plan, while discretionary, is structured so our management executives and subsidiary leaders may receive compensation up to a targeted amount once we achieve certain levels of profitability.

     Safety. Our focus on safety is continuously improving performance. The frequency of recordable accidents, defined as number of recorded accidents per 100 employees per year, is a key safety measure. Recordable frequency rates have decreased each year to 3.80 per 100 employees in fiscal 2003, as shown in the table below. The industry average through 2001 is approximately eight recordable accidents per 100 employees according to the Bureau of Labor Statistics, so our safety focus has improved our performance to less than half the industry average. In addition to protecting our workers, an improved safety record should lead to lower insurance costs in the future.

                                                                  RECORDABLE
                                                               ACCIDENTS PER 100
YEAR ENDED SEPTEMBER 30,                                           EMPLOYEES
------------------------                                       -----------------
2001........................................................         6.41
2002........................................................         4.65
2003........................................................         3.80

     Procurement. Our procurement strategy involves forging relationships and alliances with manufacturers, service providers and distributors. These alliances include volume-based rebates, increased service commitments, funding for our company-wide procurement catalog and partial sponsorship of company-wide events. As part of this procurement strategy, we established a system for improving the accuracy of tracking the goods and services we purchase. We currently track approximately 70% of our procurement spending for electrical supplies. The national procurement initiative is generating positive results, as evidenced by our rebate program. We earned cash volume-based rebates of approximately $2.1 million and $2.5 million during the years ended September 30, 2002 and 2003, respectively.

     Customer focus. We are committed to managing relationships with nation-wide customers and providing services to larger customers across the country. We maintain a customer database that tracks projects and provides centralized access to customer data. This database is particularly important due to our unique relationship with our customers. We typically perform work for a general contractor; however, the ultimate customer is the end user, such as Walgreen's or 3M. We believe it is imperative that we maintain and foster relationships with both of these customer groups, so we track our work performed accordingly. We also place emphasis on multi-location national projects. During the year ended September 30, 2003, we commenced work on two new projects with a national scope. We believe these projects will provide us with additional opportunities for growth in the future.

- PHASE III -- CONTINUED GROWTH

     With the implementation of the first two phases of our strategy, we have a solid foundation for strategic, profitable growth. We are more streamlined and efficient, and we function more as a unified organization than as a federation of different entities.

     Internal growth. We expect to grow internally by expanding our service offerings in our existing markets and through expanding the geographic locations we currently serve. We also plan to open new locations in certain strategic markets where we do not currently have a presence.

     External growth. Our acquisition and expansion plans will be strategically focused and will occur at a manageable pace. We plan to continue to expand through selective and cost effective acquisitions in geographic markets that are projected to have higher than average construction spending growth. Acquisitions and expansions will be focused where we do not currently have a significant presence or in specific market segments or service offerings that tend to be more profitable for us.

     We made one acquisition during the year ended September 30, 2003 of a company that services the commercial and industrial market in the state of Colorado. According to F. W. Dodge, the state of Colorado is projected to have approximately 12% compound annual growth in non-residential construction spending over the next five years, which is over two times the projected U.S. non-residential construction growth level. Previously, we did not have a strong presence in Colorado. This acquisition, which occurred during our second fiscal quarter, was accretive to earnings during the year ended September 30, 2003.

- CAPITAL STRUCTURE IMPROVEMENTS

     Across all three phases of our strategic plan, we are focused on continuously improving our capital structure. We are utilizing cash flow from operations to reduce debt and to repurchase common stock. We reduced our total debt by $39.6 million during the year ended September 30, 2002, and we maintain a $125 million credit facility with a group of lending institutions that has no outstanding borrowings as of September 30, 2003. We also recently completed a two million-share common stock repurchase program announced in August 2002. Our working capital has increased $29.8 million from $236.6 million as of September 30, 2001 to $266.4 million as of September 30, 2003.

THE MARKETS WE SERVE

     Commercial and Industrial Market. Our commercial and industrial work consists primarily of electrical, communications and utility installations and upgrade, renovation, replacement and service and maintenance work in:

     - airports;
     - community centers;
     - high-rise apartments and condominiums;
     - hospitals and health care centers;
     - hotels;
     - manufacturing and processing facilities;
     - military installations;
     - office buildings;
     - refineries, petrochemical and power plants;
     - retail stores and centers;
     - schools; and
     - theaters, stadiums and arenas.

     Our commercial and industrial customers include:

     - general contractors;
     - developers;
     - building owners and managers;
     - engineers;
     - architects; and
     - consultants.

     Demand for our commercial and industrial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1997 through 2003, our pro forma combined revenues from commercial and industrial work has grown at a compound annual rate of approximately 3.2% per year, including a decline of 6.6% from 2001 to 2003 where commercial and industrial spending was down due to soft market conditions. According to F. W. Dodge, the construction industry has grown at a compound annual rate of approximately 2.1% per year, including a decline of 7.4% from 2001 to 2003 where commercial and industrial spending was down due to soft market conditions. Commercial and industrial work represented approximately 85%, 81% and 81% of our revenues for the years ended September 30, 2001, 2002 and 2003, respectively. Pro forma combined revenues include revenues generated by our subsidiaries prior to acquisition by us.

     New commercial and industrial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary, detailed design specifications, engineering drawings and cost estimates. Projects we design and build generally provide us with higher margins. "Design and build" gives full or partial responsibility for the design specifications of the installation. Design and build is an alternative to the traditional "plan and spec" model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform design and build work, because it allows us to use past experience to install a more cost effective project for the customer with higher profitability to us. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to our customer for payment, less a retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during this time, including:

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

     Our service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to economic fluctuations. Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per-call service and maintenance is initiated when a customer requests emergency repair service. Service technicians are scheduled for the call or routed to the customer's residence or business by the dispatcher. We will then follow up with the customer to schedule periodic maintenance work. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

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

     Residential Market. Our work for the residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, for local, regional and national homebuilders and developers. We believe demand for our residential services is dependent on the number of single-family and multi-family home starts. Single-family home starts are affected by the level of interest rates and general economic conditions. A competitive factor particularly important in the residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. This ability has become increasingly important as consolidation has occurred in the residential construction industry and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions.

     We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market. Our residential business has experienced significant growth. Our pro forma combined revenues from residential electrical contracting have grown at a compound annual rate of approximately 13.5% from fiscal 1997 through 2003 compared to an industry average of approximately 8.8% according to F. W. Dodge. Residential electrical contracting represented approximately 15%, 19% and 19% of our revenues for the years ended September 30, 2001, 2002 and 2003, respectively.

     New residential installations begin with a builder providing potential subcontractors the architectural or electrical drawings for the residences within the tract being developed. We typically submit a bid or contract proposal for the work. Our personnel analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required to complete the project. We deliver a written bid or negotiate an arrangement for the job. The installation work is coordinated by our field supervisors and the builders' personnel. Payments for the project are generally obtained within 30 days, at which time any mechanics' and materialmen's liens securing these payments are released. Interim payments are often obtained to cover labor and materials costs on larger projects.

CUSTOMERS

     Major Customers. We have a diverse customer base. During the year ended September 30, 2003, no single customer accounted for more than 10% of our revenues. As a result of our emphasis on quality and worker reliability, our management and a dedicated sales and work force have been responsible for developing and maintaining successful relationships with key customers. We recently worked on projects for the following customers:

3M                              Hubbard Construction Group      Nissan
AMEC                            Hyatt Corporation               Robins & Morton
Austin Industries               Intel                           Six Continents
Beck Group                      J. E. Dunn Group                Skanska USA
Bovis, Inc.                     Kohl's                          Structure Tone, Inc.
Centex Construction             Kraft Construction              Target
Fluor Corporation               Lemoine Company                 Turner Corporation
Four Seasons Hotel              Lennar Homes                    Walgreen's
Hannover Company                Manhattan Construction          Wal-Mart
Hansel Phelps Corporation       Marriott International          Weitz Group
Home Depot                      MB Kahn                         Whiting Turner Construction

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

     We actively recruit and screen applicants for our technical positions and have established programs in some locations to recruit apprentice technicians directly from high schools and vocational technical schools. We recently initiated recruiting efforts at universities and colleges, such as Texas A&M University and Clemson University, for skilled graduates in the Engineering and Construction Science fields. Prior to hiring new employees, we assess their technical competence level, confirm background references and conduct drug testing.

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

     Control and Information Systems. We are committed to performing those controls and procedures that improve our efficiency and the monitoring of our operations. We are over 80% complete in deploying a standard Enterprise Resource Planning ("ERP") software to all of our operating companies. We believe ERP applications are paramount to a growing business with our diverse geographic platform. Additionally, we have implemented a financial reporting and planning application to complement the ERP application that provides a uniform structure and analytical tools for the reporting process. This application was utilized for our 2003 and 2004 planning processes. We expect to have the implementation completed by the end of calendar year 2004. Implementation of this ERP system and financial reporting application allows us to obtain more timely results of operating performance and perform more detailed analyses. In addition to our ERP system, other controls and procedures we have in place include:

     - pre-determined approval levels for bidding jobs. Each subsidiary may approve certain jobs based on each subsidiary's gross revenues, the level of experienced estimating personnel on staff, the type of work to be bid (i.e. niche vs. non-niche work to take advantage of our centers of excellence), and manpower availability. If a job exceeds these parameters additional approvals must be obtained.
     - an automated uniform monthly reporting process with data controls.
     - a series of quarterly reviews conducted by our senior management team. Every other quarter, these meeting locations rotate between the corporate office in Houston, Texas and various locations. The content of such meetings includes discussing safety performance, previous operating results, forecasts for the future, issues, opportunities and concerns.
     - a formalized planning process that involves analyzing industry trends at a county level for each subsidiary. This planning also formalizes the capital allocation process.

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

     Many state and local regulations governing electricians require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our electricians who work in the state or county that issued the permit or license. It is our policy to ensure that, where possible, any permits or licenses that may be material to our operations in a particular geographic area are held by multiple IES employees within that area.

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

EMPLOYEES

     At September 30, 2003, we had approximately 13,000 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

AVAILABLE INFORMATION

     We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains a website at www.sec.gov that contains our filings. We make available free of charge through our website at www.ies-co.com all filings with the SEC as soon as it is reasonably practicable after such material is electronically filed. Paper copies of these filings are also available free of charge upon written request to us.

     We have adopted a Code of Ethics for Financial Executives, a Code of Business Conduct and Ethics for directors, officers and employees (the legal Compliance and Corporate Policy Manual) and established Corporate Governance Guidelines, copies of which may be found on our website at www.ies-co.com. Paper copies of these documents are also available free of charge upon written request to us. We have designated an "audit committee financial expert" as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the Annual Meeting of Stockholders of the Company.

                                  RISK FACTORS

- DOWNTURNS IN CONSTRUCTION COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE MORE THAN HALF OF OUR BUSINESS IS DEPENDENT ON LEVELS OF NEW CONSTRUCTION ACTIVITY.

     More than half of our business is the installation of electrical systems in newly constructed and renovated buildings, plants and residences. Downturns in levels of construction or housing starts could have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase revenues from new installation services will depend on the number of new construction starts and renovations, which will likely correlate with the cyclical nature of the construction industry. The number of new building starts will be affected by local economic conditions, changes in interest rates and other factors, including the following:

     - employment and income levels;
     - interest rates and other factors affecting the availability and cost of financing;
     - tax implications for homebuyers and commercial construction;
     - consumer confidence; and
     - housing demand.

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

- THE HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY COULD AFFECT OUR PROFITABILITY BY REDUCING OUR PROFIT MARGINS.

     The electrical contracting industry is served by many small, owner-operated private companies, public companies and several large regional companies. We could also face competition in the future from new competitors entering these markets. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

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

     Historically, a significant amount of our growth has come through acquisitions. From April 1998 through December 2000, we made 71 acquisitions. We made one acquisition in February 2003. We currently do not intend to grow materially through acquisitions in the foreseeable future; however, we continually evaluate acquisition prospects to complement and expand our existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. If we are unable to find appropriate acquisitions, our future ability to grow our revenues and profitability may be diminished. Each acquisition, however, involves a number of risks. These risks include:

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

- WE MAY EXPERIENCE DIFFICULTIES IN MANAGING OUR WORKING CAPITAL.

     Our billings under fixed price contracts are generally based upon achieving certain benchmarks and will be accepted by the customer once we demonstrate those benchmarks have been met. If we are unable to show the compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which could have a materially adverse effect on our operations.

- TO SERVICE OUR INDEBTEDNESS AND TO FUND WORKING CAPITAL, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility will expire in May 2006, and our long-term senior subordinated notes are due in February 2009.

     We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms could materially adversely affect our business.

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

- A SIGNIFICANT PORTION OF OUR BUSINESS DEPENDS ON OUR ABILITY TO PROVIDE SURETY BONDS. THE INABILITY BY US TO OBTAIN SURETY BONDS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 30% of our fixed price contract business has required bonds. While we have enjoyed a longstanding relationship with our surety and have recently added another surety, current market conditions as well as changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that we could easily achieve these alternatives. Accordingly, if we were to experience an interruption in the availability of bonding capacity, our operating results could be adversely impacted.

- WE HAVE ADOPTED TAX POSITIONS THAT A TAXING AUTHORITY MAY VIEW DIFFERENTLY. IF A TAXING AUTHORITY DIFFERS WITH OUR TAX POSITIONS, OUR RESULTS MAY BE ADVERSELY AFFECTED.

     Our effective tax rate and cash paid for taxes are impacted by numerous tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We believe that we have adequate reserves in the event that a taxing authority differs with positions we have taken, however there can be no assurance that our results of operations will not be adversely affected.

- OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL IMPAIRMENT WRITE-OFFS.

     When we acquire a business, we record an asset called "goodwill" if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. We adopted

Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the years ended September 30, 2002 and 2003 would have otherwise been $12.9 million (before the impairment charge). Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform impairment tests at least annually during the first fiscal quarter of each year.

     Based on our impairment tests performed upon adoption of SFAS No. 142, we recognized a charge of $283.3 million ($7.11 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of our reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by us using the estimated future undiscounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in our first quarter 2003 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

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

- THE LOSS OF PRODUCTIVITY, EITHER AT THE CORPORATE OFFICE OR OPERATING LEVEL, COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business is primarily driven by labor. The ability to perform contracts at acceptable margins depends on our ability to deliver substantial labor productivity. We cannot guarantee that productivity will continue at acceptable levels at corporate and our operating subsidiaries for a particular period of time. The loss of productivity could adversely affect the margins on existing contracts or the ability to obtain new contracts.

ITEM 2. PROPERTIES

     We operate a fleet of owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.

     At September 30, 2003, we maintained branch offices, warehouses, sales facilities and administrative offices at approximately 140 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas.

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

     No legal proceeding individually rises to the level of materiality, nor do any groups of litigation. The judicial system allows a lawsuit to be filed for reasons or amounts that may bear little or no relationship to the facts. We have been subject to such high damage claim lawsuits. We believe that we have valid defenses and that the damage claimed is not an accurate reflection of any reasonably expected outcome based on the facts we have.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS

     Herbert "Roddy" Allen, 63, has been Chief Executive Officer and President of the Company since October 2002. From May 2002 to October 2002, Mr. Allen was Chief Operating Officer of the Company. From January 2000 to May 2002, Mr. Allen was Senior Vice President -- Eastern Operations and served as a Regional Operating Officer of the Company from June 1998 to January 2000. Prior to September 2000, Mr. Allen served as the President of H.R. Allen, Inc., one of the Company's subsidiaries.

     Richard China, 45, has been Chief Operating Officer of the Company since October 2002. From May 2002 to October 2002, Mr. China was President of IES Communications, Inc. From August 1999 to May 2002, Mr. China served as a Regional Operating Officer of the Company. Prior to August 1999, Mr. China served as the President of Primo Electric Company, Inc., one of the Company's subsidiaries.

     William W. Reynolds, 45, has been the Chief Financial Officer and Executive Vice President of the Company since June 2000. Mr. Reynolds joined IES after having served as Vice President and Treasurer of Peoples Energy Corporation in Chicago, Illinois from 1998 to 2000. Prior to his appointment with Peoples Energy Corporation, Mr. Reynolds was Vice President and Project Finance Corporate Officer for MCN Energy Group, Inc. in Detroit, Michigan from 1997 to 1998. Prior to 1997, Mr. Reynolds spent seventeen years with BP Amoco Corporation serving in a variety of positions both internationally and domestically.

     Britton L. Rice, 55, has been the Chief Technology and Procurement Officer and Senior Vice President of the Company since 2000. Mr. Rice also serves as the President of Britt Rice Electric, L.P., one of the Company's subsidiaries.

     Margery Harris, 43, has been the Senior Vice President of Human Resources of the Company since October 2000. From 1995 to 2000, Ms. Harris was employed by Santa Fe Snyder Corporation, a large global independent exploration and production company, serving most recently as Vice President of Human Resources. Prior to that Ms. Harris was a lead consultant with Hewitt Associates, a premier total compensation consulting firm.

     Curt L. Warnock, 48, has been Vice President, Law of the Company since October 2002. From July 2001 to October 2002, Mr. Warnock served as Assistant General Counsel of the Company. Prior to July 2001, Mr. Warnock spent sixteen years with Burlington Resources Inc., a large independent NYSE oil and gas company, serving in various positions. Prior to that, Mr. Warnock served as in-house counsel to Pogo Producing Company, a NYSE oil and gas company; before that, he was in private practice. Mr. Warnock is licensed in Texas and before the Fifth Circuit and before the United States Supreme Court.

     David A. Miller, 33, has been Vice President and Chief Accounting Officer of the Company since October 2002. Between January 1998 and October 2002, Mr. Miller held the positions of Financial Reporting Manager, Assistant Controller, Controller and Chief Accounting Officer with the Company. Prior to January 1998, Mr. Miller held various positions in public accounting and private industry. Mr. Miller is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on the NYSE under the symbol "IES." The following table presents the quarterly high and low sales prices for the Company's Common Stock on the NYSE since October 2001.

                                                              HIGH   LOW
                                                              ----   ----
FISCAL YEAR ENDED SEPTEMBER 30, 2002
First Quarter...............................................  5.59   3.07
Second Quarter..............................................  6.50   3.94
Third Quarter...............................................  6.49   4.60
Fourth Quarter..............................................  6.46   3.37
FISCAL YEAR ENDED SEPTEMBER 30, 2003
First Quarter...............................................  4.28   3.10
Second Quarter..............................................  4.50   3.50
Third Quarter...............................................  7.60   4.23
Fourth Quarter..............................................  7.76   5.76

     As of November 20, 2003, the market price of the Company's Common Stock was $7.25 per share and there were approximately 1,440 holders of record.

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

                                                                YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------
                                                1999         2000         2001         2002         2003
                                             ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT SHARE INFORMATION AND RATIOS)
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $1,035,888   $1,672,288   $1,693,213   $1,475,430   $1,448,553
Cost of services...........................     816,715    1,372,537    1,385,589    1,253,844    1,241,330
                                             ----------   ----------   ----------   ----------   ----------
    Gross profit...........................     219,173      299,751      307,624      221,586      207,223
Selling, general and administrative
  expenses.................................     113,871      221,519      214,073      174,184      153,651
Restructuring charges......................          --           --           --        5,556           --
Goodwill amortization......................       9,305       13,211       12,983           --           --
                                             ----------   ----------   ----------   ----------   ----------
    Income from operations.................      95,997       65,021       80,568       41,846       53,572
Interest and other expense, net............     (12,542)     (22,222)     (26,187)     (25,738)     (24,963)
                                             ----------   ----------   ----------   ----------   ----------
Income before income taxes and cumulative
  effect of change in accounting
  principle................................      83,455       42,799       54,381       16,108       28,609
Provision for income taxes.................      35,348       21,643       25,671        6,175        8,179
Cumulative effect of change in accounting
  principle, net of tax....................          --           --           --      283,284           --
                                             ----------   ----------   ----------   ----------   ----------
Net income (loss)..........................  $   48,107   $   21,156   $   28,710   $ (273,351)  $   20,430
                                             ==========   ==========   ==========   ==========   ==========
Diluted earnings per share before
  cumulative effect of change in accounting
  principle:...............................  $     1.39   $     0.52   $     0.70   $     0.25   $     0.52
                                             ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:.........  $     1.39   $     0.52   $     0.70   $    (6.86)  $     0.52
                                             ==========   ==========   ==========   ==========   ==========
Ratio of earnings to fixed charges (1).....         6.6          2.7          2.8          1.5          2.0
                                             ==========   ==========   ==========   ==========   ==========

                                                                   AS OF SEPTEMBER 30,
                                              --------------------------------------------------------------
                                                1999         2000          2001          2002         2003
                                              --------    ----------    ----------    ----------    --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................   $  2,931    $      770    $    3,475    $   32,779    $ 40,201
Working capital............................    175,572        91,643       236,629       244,214     266,411
Total assets...............................    858,492     1,019,990     1,033,503       721,639     726,174
Total debt.................................    229,544       245,065       288,551       248,959     248,336
Total stockholders' equity.................    467,166       507,749       528,644       254,432     267,557

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

GENERAL

     Our electrical contracting business is operated in two segments: (1) commercial and industrial and (2) residential. See Note 10 of "Notes to Consolidated Financial Statements" for a description of these reportable segments.

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in the Note 2 of "Notes to Consolidated Financial Statements."

     We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from the southern part of the United States. Downturns in new construction activity or in construction in the southern United States could affect our results.

     We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service and time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

     We are insured for workers' compensation, automobile liability, general liability and employee-related health care claims, subject to large deductibles. Our general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Therefore, if actual experience differs from than the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

     We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2003, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

RESULTS OF OPERATIONS

     The following table presents selected historical results of operations of IES and subsidiaries with dollar amounts in thousands. These historical statements of operations include the results of operations for businesses acquired through purchases beginning on their respective dates of acquisition.

                                                      YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------
                                           2001                 2002                 2003
                                     ----------------     ----------------     ----------------
                                                           (IN THOUSANDS)
Revenues...........................  $1,693,213   100%    $1,475,430   100%    $1,448,553   100%
Cost of services...................   1,385,589    82      1,253,844    85      1,241,330    86
                                     ----------   ---     ----------   ---     ----------   ---
Gross profit.......................     307,624    18        221,586    15        207,223    14
Selling, general and administrative
  expenses.........................     214,073    12        174,184    12        153,651    10
Restructuring charges..............          --    --          5,556    --             --    --
Goodwill amortization..............      12,983     1             --    --             --    --
                                     ----------   ---     ----------   ---     ----------   ---
Income from operations.............      80,568     5         41,846     3         53,572     4
Interest and other expense, net....     (26,187)   (2)       (25,738)   (2)       (24,963)   (2)
                                     ----------   ---     ----------   ---     ----------   ---
Income before income taxes and
  cumulative effect of change in
  accounting principle.............      54,381     3         16,108     1         28,609     2
Provision for income taxes.........      25,671     1          6,175     -          8,179     1
Cumulative effect of change in
  accounting principle, net of
  tax..............................          --    --        283,284    19             --    --
                                     ----------   ---     ----------   ---     ----------   ---
Net income (loss)..................  $   28,710     2%    $ (273,351)  (18)%   $   20,430     1%
                                     ==========   ===     ==========   ===     ==========   ===

    YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED SEPTEMBER 30, 2002

REVENUES

                                                                YEAR ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                             PERCENTAGE OF
                                                                 TOTAL         PERCENTAGE
                                                               REVENUES      GROWTH/DECLINE
                                                             -------------   --------------
                                                             2002    2003         2003
                                                             -----   -----   --------------
Commercial and Industrial..................................    81%     81%         (2)%
Residential................................................    19%     19%         (2)%
                                                              ---     ---          --
Total Company..............................................   100%    100%         (2)%
                                                              ===     ===          ==

     Revenues decreased $26.8 million, or 2%, from $1,475.4 million for the year ended September 30, 2002 to $1,448.6 million for the year ended September 30, 2003. The decrease in total revenues is the result of $41.6 million in lost revenues on divested or closed companies that were included in revenues for the year ended September 30, 2002, but not during the year ended September 30, 2003. These lost revenues were partially offset by $32.2 million of revenues from an acquisition during the year ended September 30, 2003. The decline in commercial and industrial revenues is attributable to $29.4 million decline in communications work due to market contractions, particularly in California, Colorado, Washington, D.C. and Virginia. The decrease in residential revenues is attributable to a $36.9 million decline in multi-family residential construction projects, primarily in Colorado and Maryland, offset by a $31.0 million increase in single-family construction spending. We believe record low interest rates during the last 12-18 months is driving demand for new homes, leading to record levels of single-family residential construction spending. As families move into their new single-family homes, the demand for multi-family housing has dropped.

GROSS MARGIN

                                                               SEGMENT GROSS
                                                               MARGINS AS A
                                                               PERCENTAGE OF
                                                              TOTAL REVENUES
                                                              ---------------
                                                              2002      2003
                                                              -----     -----
Year Ended September 30,
  Commercial and Industrial.................................   13%       13%
  Residential...............................................   22%       21%
                                                               --        --
  Total Company.............................................   15%       14%
                                                               ==        ==

     Gross profit decreased $14.4 million, or 7% from $221.6 million for the year ended September 30, 2002 to $207.2 million for the year ended September 30, 2003. The decline in commercial and industrial gross profit was due to lower revenues earned year over year as discussed and due to a shift in the type of commercial and industrial work performed during the year ended September 30, 2003. The related service and maintenance work for commercial and industrial customers, which tends to earn higher gross margins than fixed price contracts, declined $6.0 million in gross profit during the year. This decline was moderated by a $87.1 million increase in larger project work awarded during the year, particularly industrial contracts in excess of $1 million. These larger projects produce gross profits but tend to earn lower gross margins as a percentage of revenue due to the competitive bidding procedures in place to be awarded this type of work. The shift of project work from small projects such as the service and maintenance work to larger projects in excess of $1 million impacted gross profits by approximately $9.2 million.

     Overall gross margin as a percentage of revenues decreased approximately 1% from 15% for the year ended September 30, 2002 to 14% for the year ended September 30, 2003. Had we earned last year's gross margin of 15%, gross profit for the year ended September 30, 2003 would have been $217.3 million, an increase of $10.1 million. The decline in gross margin during the year ended September 30, 2003 was due to the shift in type of commercial and industrial work performed and due to the increased competition for available residential work. We believe record low interest rates during the last 12-18 months is driving demand for new homes, leading to record levels of single-family residential construction spending. This increased demand for residential construction has increased pricing pressure for available work, particularly affecting our operating units that perform limited amounts of residential work in addition to their commercial and industrial contract expertise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $20.5 million, or 12%, from $174.2 million for the year ended September 30, 2002 to $153.7 million for the year ended September 30, 2003. This decline is due to the organizational restructuring that occurred during the year ended September 30, 2002. In the last 12 months, we have combined administrative offices and functions, leading to a decline in operating locations from approximately 150 locations to approximately 140 locations. We also divested or closed non-performing companies, which decreased our selling, general and administrative cost structure by approximately $7.9 million. Finally, we streamlined our administrative cost structure, yielding savings of $14.3 million in salaries and benefits. As a result of these changes, selling, general and administrative expenses as a percent of revenue decreased 2% from 12% for the year ended September 30, 2002 to 10% for the year ended September 30, 2003.

RESTRUCTURING CHARGES

     In October 2001 we began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002 and presented these charges as a separate component of our results of operations for the period then ended. No restructuring charges were incurred for the year ended September 30, 2003. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. We believe the reduction of these personnel resulted in annual savings of approximately $4.1 million in salaries and benefits. At September 30, 2002, approximately $2.0 million of these charges that related to five individuals had not been paid and were included in accounts payable and accrued expenses. At September 30, 2003, approximately $1.3 million of these charges that relate to three individuals have not been paid and are included in accounts payable and accrued expenses. We anticipate making the remaining payments accrued under this restructuring during the year ended September 30, 2004.

INCOME FROM OPERATIONS

     Income from operations increased $11.8 million, or 28%, from $41.8 million for the year ended September 30, 2002 to $53.6 million for the year ended September 30, 2003. As a percentage of revenues, income from operations increased from 3% for the year ended September 30, 2002 to 4% for the year ended September 30, 2003. This increase in income from operations was primarily attributed to $5.6 million in restructuring charges recorded during the year ended September 30, 2002, and a $20.5 million decrease selling, general and administrative expenses year over year, offset by a $14.4 million decline in gross profits earned during the year ended September 30, 2003.

INTEREST AND OTHER EXPENSE, NET

     Interest and other expense, net decreased $0.7 million, or 3%, from $25.7 million in 2002 to $25.0 million in 2003. The decrease was primarily the result of a $1.0 million decrease in interest expense during the year ended September 30, 2003 due to a lower amount of average debt outstanding during the year ended September 30, 2003 compared to the year ended September 30, 2002. Other expense, net included a $0.4 million gain from the sale of certain subsidiaries. This was a decrease from last year's other expense, net, which included $1.0 million gain resulting from the retirement of $27.1 million of our 9 3/8% senior subordinated notes due February 1, 2009 in the last quarter of the year ended September 30, 2002, a $1.5 million net gain resulting from the sale of certain subsidiaries and offset by a $0.6 million loss recorded on our investment in Energy Photovoltaics, Inc. and losses on sales of assets of $0.9 million.

PROVISION FOR INCOME TAXES

     Our effective tax rate decreased from 38% for the year ended September 30, 2002 to 29% for the year ended September 30, 2003. This decrease is attributable to the release of $2.8 million of tax effected valuation allowances that were included in income during the year ended September 30, 2003. We released these valuation allowances because we believe that we will now realize a portion of the deferred tax assets for which they were established. Without the impact of these valuation allowance releases, our effective tax rate for the year ended September 30, 2003 was 38.5%.

    YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001

REVENUES

                                                               YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------
                                                             PERCENT OF
                                                                TOTAL        PERCENTAGE
                                                              REVENUES     GROWTH/DECLINE
                                                             -----------   --------------
                                                             2001   2002        2002
                                                             ----   ----   --------------
Commercial and Industrial..................................   85%    81%        (17)%
Residential................................................   15%    19%         10%
                                                             ---    ---         ---
Total Company..............................................  100%   100%        (13)%
                                                             ===    ===         ===

     Revenues decreased $217.8 million, or 13%, from $1,693.2 million for the year ended September 30, 2001 to $1,475.4 million for the year ended September 30, 2002. The decrease in commercial and industrial revenues was primarily the result of $71.3 million in non-recurring work performed for one customer during the year ended September 30, 2001, a $58.8 million decrease in revenues from communications work due to market contractions, particularly in California, Colorado and Arizona. We also experienced a decrease in commercial and industrial revenues, which we attribute to increased competition for available work during the year ended September 30, 2002. This decline most significantly impacted our operations in Georgia, North Carolina and Virginia, where revenues decreased $76.4 million during the year ended September 30, 2002.

GROSS MARGIN

                                                               SEGMENT GROSS
                                                               MARGINS AS A
                                                               PERCENTAGE OF
                                                              TOTAL REVENUES
                                                              ---------------
                                                              2001      2002
                                                              -----     -----
Year Ended September 30,
  Commercial and Industrial.................................   17%       13%
  Residential...............................................   23%       22%
                                                               --        --
  Total Company.............................................   18%       15%
                                                               ==        ==

     Gross profit decreased $86.0 million, or 28% from $307.6 million for the year ended September 30, 2001 to $221.6 million for the year ended September 30, 2002. The overall decrease in gross profit was due to decreased gross profits of $39.2 million associated with the $217.8 million decline in revenues earned during the year ended September 30, 2002 compared to the year ended September 30, 2001. Commercial and industrial gross profit was also decreased by $8.9 million associated with companies divested during the year ended September 30, 2002, a $23.7 million decline in gross profits earned on communications work due to a decline in work performed and lower margins earned on that work due to the decrease in market demand, and $6.1 million in additional funding for our insurance reserves.

     Overall gross margin as a percentage of revenues decreased approximately 3% from 18% for the year ended September 30, 2001 to 15% for the year ended September 30, 2002. Had we earned the 2001 gross margin of 18%, gross profit for the year ended September 30, 2002 would have been $265.6 million, an increase of $44.0 million. The decline in gross margin as a percentage of revenues was the result of increased competition due to decreased construction spending during the year ended September 30, 2002, a 25% decrease on gross margins earned on communications work due to a decrease in market demand and $6.1 million in additional funding for our self-insurance reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $39.9 million, or 19%, from $214.1 million for the year ended September 30, 2001 to $174.2 million for the year ended September 30, 2002. Selling, general and administrative expenses as a percent of revenue remained the same at 12% for 2001 and 2002. The decrease in the dollar amount of selling, general and administrative expenses was primarily the result of the termination of certain administrative field and home office personnel during the year ended September 30, 2002. Overall administrative personnel headcount declined by approximately 800 employees during the year ended September 30, 2002, which led to a decrease of approximately $39.0 million in salaries and benefits expenses for such personnel.

RESTRUCTURING CHARGES

     In October 2001 we began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002 and presented these charges as a separate component of our results of operations for the period then ended. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. We believe the reduction of these personnel resulted in annual savings of approximately $4.1 million in salaries and benefits. At September 30, 2002, approximately

$2.0 million of these charges that related to five individuals had not been paid and were included in accounts payable and accrued expenses.

INCOME FROM OPERATIONS

     Income from operations decreased $38.8 million, or 48%, from $80.6 million for the year ended September 30, 2001 to $41.8 million for the year ended September 30, 2002. As a percentage of revenues, income from operations decreased from 5% for the year ended September 30, 2001 to 3% for the year ended September 30, 2002. This decrease in income from operations was primarily attributed to a $217.8 million decrease in revenues year over year, a 3% decline in margins earned on those revenues, funding for insurance reserves and restructuring charges of $5.6 million incurred during the year ended September 30, 2002, partially offset by a $39.9 million decrease in selling, general and administrative expenses and non-recurring goodwill amortization of $12.9 million incurred during the year ended September 30, 2001 in accordance with the current accounting standard.

INTEREST AND OTHER EXPENSE, NET

     Interest and other expense, net decreased $0.5 million, or 2%, from $26.2 million in 2001 to $25.7 million in 2002. The decrease was primarily the result of a $1.0 million gain resulting from the retirement of $27.1 million of our 9 3/8% senior subordinated notes due February 1, 2009 in the last quarter of the year ended September 30, 2002, a $1.5 million net gain resulting from the sale of certain subsidiaries and offset by a $0.6 million loss recorded on our investment in Energy Photovoltaics, Inc. and losses on sales of assets of $0.9 million. These amounts were offset by increased interest expenses associated with decreased average borrowings during the year ended September 30, 2002 as compared to the year ended September 30, 2001.

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

COST DRIVERS

     As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. Approximately 40% of our costs are derived from labor and related expenses. For the years ended September 30, 2001, 2002 and 2003, our labor-related expenses totaled $610.6 million, $568.0 million and $553.5 million, respectively. As of September 30, 2003, we had approximately 13,000 employees. Approximately 11,000 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. Approximately 2,000 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. We make matching cash contributions of 25% of each employee's contribution up to 6% of that employee's salary. We also have an employee stock purchase plan that provides that eligible employees may contribute up to 100% of their cash compensation, up to $21,250 annually, toward the annual purchase of our common stock at a discounted price. Over 750 of our employees participated in the employee stock purchase plan during the year ended September 30, 2003.

     Approximately 40% of our costs incurred are for materials installed on projects. This component of our expense structure is variable based on the demand for our services. We generally incur costs for materials once we begin work on a project. We generally order materials when needed, ship them directly to the jobsite and install them within 30 days. Materials consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. For the years ended September 30, 2001, 2002 and 2003, our materials expenses (net of rebates received) totaled $592.1 million, $531.5 million and $542.0 million, respectively.

     We are insured for workers' compensation, employer's liability, auto liability, general liability and health insurance, subject to large deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. Expenses for claims administration, claims funding and reserves funding totaled $39.9 million, $49.3 million and $40.8 million for the years ended September 30, 2001, 2002 and 2003, respectively.

WORKING CAPITAL

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT FOR RATIOS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 32,779   $ 40,201
  Accounts receivable:
     Trade, net of allowance of $6,262 and $5,425
      respectively..........................................   237,310    245,618
     Retainage..............................................    62,482     68,789
     Related party..........................................       153         67
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    46,314     48,256
  Inventories...............................................    23,651     20,473
  Prepaid expenses and other current assets.................    35,041     23,319
                                                              --------   --------
       Total current assets.................................  $437,730   $446,723
                                                              --------   --------
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    570   $    256
  Accounts payable and accrued expenses.....................   141,398    138,143
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    51,548     41,913
                                                              --------   --------
       Total current liabilities............................  $193,516   $180,312
                                                              --------   --------
  Working capital...........................................  $244,214   $266,411
                                                              ========   ========

     Total current assets increased $9.0 million, or 2%, from $437.7 million for the year ended September 30, 2002 to $446.7 million for the year ended September 30, 2003. This increase is primarily the result of a $7.4 million increase in cash and cash equivalents due to $39.3 million in cash provided by operations during the year ended September 30, 2003 offset by $7.9 million in cash used in investing activities and $24.0 million used in financing activities. See "Liquidity and Capital Resources" below for further information. Current assets were further increased by an $8.3 million increase in trade accounts receivable, net due to the timing of collections, a $6.3 million increase in retainage due to the timing of retention billings and a $1.9 million increase in costs and estimated earnings in excess of billings on uncompleted contracts due to the timing of billings on projects in progress. Current assets were reduced by an $11.7 million decrease in prepaids and other current assets due to an $8.6 million decrease in short term deferred tax assets due to the recognition of deferred tax assets existing at September 30, 2002 and a $3.1 million decrease in other prepaid expenses due to the amortization of prepaid expenses outstanding as of September 30, 2002. Current assets were further reduced by a $3.2 million decrease in inventories due to the installation of purchased materials at September 30, 2002 for certain projects in progress during the year ended September 30, 2003.

     Total current liabilities decreased $13.2 million, or 7%, from $193.5 million for the year ended September 30, 2002 to $180.3 million for the year ended September 30, 2003. This decrease is primarily the result of a $9.6 million decrease in billings in excess of costs and estimated earnings on uncompleted projects due to the timing of billings on projects in progress, a $3.3 million decrease in accounts payable and accrued expenses due to the timing of payments made and a $0.3 million decrease in current maturities of long-term debt due to payments made on short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had cash and cash equivalents of $40.2 million, working capital of $266.4 million, no borrowings under our credit facility, $247.9 million outstanding of senior subordinated notes, $27.4 million of letters of credit outstanding and available borrowing capacity under our credit facility of $97.6 million.

     During the year ended September 30, 2003, we generated $39.3 million of net cash from operating activities. This net cash from operating activities was comprised of net income of $20.4 million, increased by $18.6 million of non-cash charges and $8.2 million of deferred income taxes and decreased by $7.9 million in working capital changes. Non-cash charges included depreciation and amortization expense, provision for allowance for doubtful accounts, changes in deferred income taxes and losses on sales of property and equipment. Working capital changes consisted of a $13.1 million decrease in billings in excess of costs and estimated earnings on uncompleted projects and a $1.5 million increase in cost and estimated earnings in excess of billings on uncompleted contracts. These working capital changes were offset by a $3.0 million decrease in inventory and a $2.6 million decrease in payables offset by a $2.7 million decrease in receivables as a result of the timing of collections, with the balance of the change due to other working capital changes. Net cash used in investing activities was $7.9 million, including $8.7 million used for capital expenditures and $2.7 million used for the acquisition of a business, net of cash acquired, offset by $3.5 million provided from divestitures and other. Net cash used by financing activities was $24.0 million, resulting primarily from $16.3 in repayments of debt and the repurchase of the senior subordinated notes and $10.2 million for the acquisition of treasury stock.

     During the year ended September 30, 2003, we completed a 2 million share repurchase program. We used approximately $10.2 million in cash generated from operations to repurchase shares during the year ended September 30, 2003.

     On November 5, 2003, we commenced a $13 million share repurchase plan which we expect to complete primarily through open market purchases during the year ended September 30, 2004. We expect to fund this program with existing cash and cash flow from operations.

     On May 27, 2003, we amended our $150.0 million revolving credit facility to a $125.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2006, as amended. Amounts borrowed under the credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the company and those subsidiaries. Borrowings under the credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts our ability to repurchase shares of common stock or to retire senior subordinated notes, restricts our ability to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants, some of which become more restrictive over time. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. For more information regarding the covenants to our credit facility, as amended, see our filing on Form 8-K dated May 28, 2003. We were in compliance with the financial covenants of our credit facility, as amended, at September 30, 2003. As of November 24, 2003, we had no outstanding borrowings on our credit facility.

     On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001 offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. In connection with these transactions, we recorded a gain of $1.0 million. This gain is recorded in interest and other expense, net during the year ended September 30, 2002 in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which we adopted July 1, 2002. At September 30, 2003, we had $247.9 million in outstanding senior subordinated notes.

     In August 2001 we entered into an interest rate swap contract that had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. We terminated this contract in February 2002. We received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds.

     In February 2002 we entered into a new interest rate swap contract that had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. We terminated this contract in August 2002. We received cash equal to the fair value of this derivative of $2.5 million, which is being amortized over the remaining life of the bonds. At September 30, 2002 and 2003 we had no outstanding interest rate swap contracts.

     Effective October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the years ended September 30, 2002 and 2003 would have otherwise been $12.9 million (before the impairment charge). Goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests annually during the first fiscal quarter.

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

     The impairment was the result of lower forecasted future operating income at the point of adoption than we anticipated to result from decreased spending in the construction industry in all of our markets. The impairment related to our operating regions follows (amounts in millions):

Southeast...................................................   $ 89.2
Northeast...................................................     35.2
Gulf Plains.................................................     47.4
Central.....................................................     80.8
West........................................................     21.0
Residential.................................................      2.6
Divested after adoption.....................................      7.1
                                                               ------
Total.......................................................   $283.3
                                                               ======

     Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

     On February 27, 2003 we acquired substantially all of the operating assets of Riviera Electric LLC ("Riviera") out of a bankruptcy auction of a prior competitor. Riviera provides electrical contracting services in the state of Colorado. The purchase price consisted of approximately $2.7 million of cash, net of cash acquired. The cash used in this acquisition was funded by operations.

     In December 2000, we made an investment in Energy Photovoltaics, Inc.
(EPV), based in Lawrenceville, New Jersey. EPV is a privately held developer and provider of proprietary thin film processes and equipment for manufacturing photovoltaic modules to provide solar energy. At September 30, 2003, we had a carrying value of our under 20% interest in EPV of $3.6 million and a $1.8 million debt investment in EPV. We performed a discounted cash flow analysis at September 30, 2003 and determined that no impairment to this investment existed. This investment involves certain risks involving demand for photovoltaic services. If EPV is unable to deliver on its business plan, we could deem this investment impaired and would record a charge to other expense in the period such impairment, if any, is determined.

     All of our operating income and cash flows are generated by our wholly owned subsidiaries, which are the subsidiary guarantors of our outstanding
9 3/8% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. The parent holding company's independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

OTHER COMMITMENTS

     As is common in our industry, we have entered into certain off balance sheet arrangements that expose us to increased risk. Our significant off balance sheet transactions include commitments associated with noncancelable operating leases, letter of credit obligations and surety guarantees.

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

     Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At September 30, 2003, $2.7 million of our outstanding letters of credit were to collateralize our customers.

     Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2003, $25.7 million of our outstanding letters of credit were to collateralize our insurance program.

     Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2003, our cost to complete projects covered by surety bonds was approximately $227.9 million.

     In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2003, we had invested $2.7 million under our commitment to EnerTech. At September 30, 2003, the carrying value of our investment in EnerTech was $2.5 million. Our investment in EnerTech is accounted for on the cost basis of accounting and, accordingly, we do not record unrealized losses on investments within the EnerTech investment that we believe are temporary in nature. At September 30, 2003, the unrealized losses related to our share of the EnerTech fund amounted to approximately $0.9 million which we believe to be temporary in nature. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.

     Our future contractual obligations include (in thousands)(1):

                              2004      2005      2006     2007     2008    THEREAFTER    TOTAL
                             -------   -------   ------   ------   ------   ----------   --------
Debt and capital lease
  obligations..............  $   256   $   114   $   63   $   15   $    3    $247,885    $248,336
Operating lease
  obligations..............  $12,679   $10,316   $6,411   $4,035   $2,439    $  2,922    $ 38,802

---------------

(1) Debt and capital lease obligations are presented without interest.

     Our other commercial commitments expire as follows (in thousands):

                              2004      2005     2006     2007     2008    THEREAFTER      TOTAL
                             -------   ------   ------   ------   ------   ----------     -------
Standby letters of
  credit...................  $27,401   $   --   $   --   $   --   $   --     $   --       $27,401
Other commercial
  commitments..............  $    --   $   --   $   --   $   --   $   --     $2,300(2)    $ 2,300

---------------

(2) Balance of investment commitment in EnerTech.

OUTLOOK

     Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we continue to take steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. The economic outlook for fiscal 2004 is still somewhat uncertain. We expect earnings in the first quarter of fiscal 2004 to range between $0.10 and $0.15 per share. For the year ended September 30, 2004, we expect earnings to range between $0.55 and $0.75 per share excluding any potential goodwill impairment charges.

     We expect to generate cash flow from operations. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that our cash flow from operations will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures of approximately $12 million for the fiscal year ended September 30, 2004. Our ability to generate cash flow from operations is dependent on many factors, including demand for our products and services, the availability of work at margins acceptable to us and the ultimate collectibility of our receivables. See "Disclosure Regarding Forward-Looking Statements."

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

INFLATION

     Due to the relatively low levels of inflation experienced in fiscal 2001, 2002 and 2003, inflation did not have a significant effect on our results in those fiscal years, or on any of the acquired businesses during similar periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective October 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption had no impact on the our financial position or results of operations.

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

     Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others," ("Interpretation 45"), will significantly change current practice in accounting for, and disclosure of, guarantees. Interpretation 45 requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Interpretation 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on prospective basis to guarantees issued or modified after December 31, 2002. The types of guarantees that we are party to include surety bonds and letters of credit. We adopted Interpretation 45 effective January 1, 2003. The adoption does not have a material impact on our results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have minority interests in two firms, EnerTech Capital Partners II, L.P. and Energy Photovoltaics, Inc., and a joint venture that may fall under this interpretation. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the requirements of SFAS 150 as of July 1, 2003. The adoption did not have a material impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any significant market risks from commodity price risk or foreign currency exchange risk. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility. We did not have any outstanding borrowings under our credit facility as of September 30, 2003. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

     As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2003:

                                2004     2005     2006     2007     2008    THEREAFTER    TOTAL
                               ------   ------   ------   ------   ------   ----------   --------
Liabilities -- Debt:
  Fixed Rate (Senior
     Subordinated Notes).....  $   --   $   --   $   --   $   --   $   --    $247,885    $247,885
  Interest Rate..............   9.375%   9.375%   9.375%   9.375%   9.375%      9.375%      9.375%
Fair Value of Debt:
  Fixed Rate.................                                                            $255,322

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Integrated Electrical Services, Inc. and Subsidiaries
  Report of Independent Auditors............................   38
  Report of Independent Public Accountants..................   39
  Consolidated Balance Sheets...............................   40
  Consolidated Statements of Operations.....................   41
  Consolidated Statements of Stockholders' Equity...........   42
  Consolidated Statements of Cash Flows.....................   43
  Notes to Consolidated Financial Statements................   44

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Integrated Electrical Services, Inc.

     We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integrated Electrical Services, Inc. for the year ended September 30, 2001 were audited by other auditors who have ceased operations and whose report dated November 12, 2001, expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142").

     As discussed above, the consolidated financial statements of Integrated Electrical Services, Inc. for the year ended September 30, 2001 were audited by other auditors who have ceased operations. As described in Notes 2 and 10, these consolidated financial statements have been revised. We audited the adjustments described in Note 10 that were applied to revise the 2001 consolidated financial statements relating to changes in segments. We also applied procedures with respect to the disclosures in Note 2 pertaining to financial statement revisions to include the transitional disclosures required by FAS 142. In our opinion, the adjustments to Note 10 are appropriate and have been properly applied. In addition, in our opinion, the FAS 142 disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements as a whole.

                                          ERNST & YOUNG LLP

Houston, Texas
October 31, 2003

     [This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Integrated Electrical Services, Inc.'s filing on Form 10-K for the year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the year ended September 30, 2003. Integrated Electrical Services, Inc.'s consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations, stockholder's equity and cash flows for the two years ended September 30, 2000 are not required to be presented and are not included in this Form 10-K.]

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

ARTHUR ANDERSEN LLP

Houston, Texas
November 12, 2001

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2003
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  32,779   $  40,201
  Accounts receivable:
     Trade, net of allowance of $6,262 and $5,425
      respectively..........................................    237,310     245,618
     Retainage..............................................     62,482      68,789
     Related party..........................................        153          67
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     46,314      48,256
  Inventories...............................................     23,651      20,473
  Prepaid expenses and other current assets.................     35,041      23,319
                                                              ---------   ---------
          Total current assets..............................    437,730     446,723
                                                              ---------   ---------
PROPERTY AND EQUIPMENT, net.................................     61,577      52,697
GOODWILL, net...............................................    198,220     197,884
OTHER NONCURRENT ASSETS, net................................     24,112      28,870
                                                              ---------   ---------
          Total assets......................................  $ 721,639   $ 726,174
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $     570   $     256
  Accounts payable and accrued expenses.....................    141,398     138,143
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     51,548      41,913
                                                              ---------   ---------
          Total current liabilities.........................    193,516     180,312
                                                              ---------   ---------
LONG-TERM DEBT, net of current maturities...................        504         195
SENIOR SUBORDINATED NOTES, net..............................    247,935     247,927
OTHER NONCURRENT LIABILITIES................................     25,252      30,183
                                                              ---------   ---------
          Total liabilities.................................    467,207     458,617
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................         --          --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 38,439,984 shares issued...................        385         385
  Restricted voting common stock, $.01 par value, 2,605,709
     shares issued, authorized and outstanding..............         26          26
  Additional paid-in capital................................    428,427     427,709
  Treasury stock, at cost, 1,421,068 and 2,725,793 shares,
     respectively...........................................     (9,774)    (16,361)
  Retained deficit..........................................   (164,632)   (144,202)
                                                              ---------   ---------
          Total stockholders' equity........................    254,432     267,557
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $ 721,639   $ 726,174
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           2001          2002          2003
                                                        -----------   -----------   -----------
REVENUES..............................................  $ 1,693,213   $ 1,475,430   $ 1,448,553
COST OF SERVICES......................................    1,385,589     1,253,844     1,241,330
                                                        -----------   -----------   -----------
  Gross profit........................................      307,624       221,586       207,223
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........      214,073       174,184       153,651
RESTRUCTURING CHARGES.................................           --         5,556            --
GOODWILL AMORTIZATION.................................       12,983            --            --
                                                        -----------   -----------   -----------
  Income from operations..............................       80,568        41,846        53,572
                                                        -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense....................................      (26,053)      (26,702)      (25,744)
  Other, net..........................................         (134)          964           781
                                                        -----------   -----------   -----------
          Interest and other expense, net.............      (26,187)      (25,738)      (24,963)
                                                        -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE......................       54,381        16,108        28,609
PROVISION FOR INCOME TAXES............................       25,671         6,175         8,179
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF TAX..........................................           --       283,284            --
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $    28,710   $  (273,351)  $    20,430
                                                        ===========   ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE:
Basic earnings per share before cumulative effect of
  change in accounting principle......................  $      0.71   $      0.25   $      0.52
                                                        ===========   ===========   ===========
Cumulative effect of change in accounting principle...  $        --   $     (7.11)  $        --
                                                        ===========   ===========   ===========
Basic earnings (loss) per share.......................  $      0.71   $     (6.86)  $      0.52
                                                        ===========   ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE:
Diluted earnings per share before cumulative effect of
  change in accounting principle......................  $      0.70   $      0.25   $      0.52
                                                        ===========   ===========   ===========
Cumulative effect of change in accounting principle...  $        --   $     (7.11)  $        --
                                                        ===========   ===========   ===========
Diluted earnings (loss) per share.....................  $      0.70   $     (6.86)  $      0.52
                                                        ===========   ===========   ===========
SHARES USED IN THE COMPUTATION OF EARNINGS (LOSS) PER
  SHARE:
  Basic...............................................   40,402,533    39,847,591    39,062,776
                                                        ===========   ===========   ===========
  Diluted.............................................   40,899,790    39,847,591    39,225,312
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

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                               RESTRICTED VOTING
                            COMMON STOCK          COMMON STOCK         TREASURY STOCK       ADDITIONAL   RETAINED        TOTAL
                         -------------------   ------------------   ---------------------    PAID-IN     EARNINGS    STOCKHOLDERS'
                           SHARES     AMOUNT    SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     (DEFICIT)      EQUITY
                         ----------   ------   ---------   ------   ----------   --------   ----------   ---------   -------------
BALANCE, September 30,
  2000.................  38,099,079    $381    2,655,709    $27             --   $     --    $427,332    $  80,009     $507,749
Issuance of stock......     225,424       2      (50,000)    (1)            --         --       1,037           --        1,038
Purchase of treasury
  stock................          --      --           --     --     (1,459,573)   (10,376)         --           --      (10,376)
Issuance of stock under
  employee stock
  purchase plan........          --      --           --     --        207,642      1,173        (193)          --          980
Exercise of stock
  options..............       7,169      --           --     --          6,052         22         521           --          543
Net income.............          --      --           --     --             --         --          --       28,710       28,710
                         ----------    ----    ---------    ---     ----------   --------    --------    ---------     --------
BALANCE, September 30,
  2001.................  38,331,672    $383    2,605,709    $26     (1,245,879)  $ (9,181)   $428,697    $ 108,719     $528,644
Issuance of stock......       7,306      --           --     --        213,150      1,321        (349)          --          972
Purchase of treasury
  stock................          --      --           --     --       (209,600)      (984)         --           --         (984)
Receipt of treasury
  stock................          --      --           --     --       (241,224)    (1,392)         --           --       (1,392)
Issuance of stock under
  employee stock
  purchase plan........          --      --           --     --         55,742        411        (411)          --           --
Exercise of stock
  options..............     101,006       2           --     --          6,743         51         490           --          543
Net loss...............          --      --           --     --             --         --          --     (273,351)    (273,351)
                         ----------    ----    ---------    ---     ----------   --------    --------    ---------     --------
BALANCE, September 30,
  2002.................  38,439,984    $385    2,605,709    $26     (1,421,068)  $ (9,774)   $428,427    $(164,632)    $254,432
Issuance of stock......          --      --           --     --         14,750         90         (13)          --           77
Purchase of treasury
  stock................          --      --           --     --     (1,890,400)   (10,207)         --           --      (10,207)
Receipt of treasury
  stock................          --      --           --     --        (70,330)      (270)         --           --         (270)
Issuance of stock under
  employee stock
  purchase plan........          --      --           --     --        248,982      1,549        (728)          --          821
Exercise of stock
  options..............          --      --           --     --        392,273      2,251          23           --        2,274
Net income.............          --      --           --     --             --         --          --       20,430       20,430
                         ----------    ----    ---------    ---     ----------   --------    --------    ---------     --------
BALANCE, September 30,
  2003.................  38,439,984    $385    2,605,709    $26     (2,725,793)  $(16,361)   $427,709    $(144,202)    $267,557
                         ==========    ====    =========    ===     ==========   ========    ========    =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2001        2002        2003
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  28,710   $(273,351)  $ 20,430
  Adjustments to reconcile net income (loss) to net cash
    Provided by operating activities-
    Cumulative effect of change in accounting principle.....         --     283,284         --
    Provision for allowance for doubtful accounts...........        912       4,324      2,277
    Deferred income taxes...................................     (4,938)      6,175      8,179
    Depreciation and amortization...........................     30,345      18,633     16,315
    (Gain) loss on sale of property and equipment...........       (287)      1,547         38
    Non-cash compensation charge............................        568       1,422         --
    Gain on divestitures....................................         --      (2,145)      (381)
  Changes in operating assets and liabilities, net of
    acquisitions and dispositions of businesses
  (Increase) decrease in:
    Accounts receivable.....................................     26,163      30,943     (2,667)
    Inventories.............................................     (4,979)     (2,770)     3,011
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................    (10,785)     14,524     (1,545)
    Prepaid expenses and other current assets...............    (15,640)     (9,824)     1,200
    Other noncurrent assets.................................      2,840       3,199     (2,221)
  Increase (decrease) in:
    Accounts payable and accrued expenses...................    (37,831)    (37,739)     2,606
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................     (6,414)      3,709    (13,083)
    Other current liabilities...............................       (250)        172         --
    Other noncurrent liabilities............................        220      11,264      5,144
                                                              ---------   ---------   --------
         Net cash provided by operating activities..........      8,634      53,367     39,303
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment............      1,467         895      2,339
    Purchases of property and equipment.....................    (25,801)    (11,895)    (8,727)
    Purchase of businesses, net of cash acquired............       (233)         --     (2,723)
    Sale of businesses......................................         --       7,549      2,153
    Investments in securities...............................     (5,599)       (300)      (900)
    Additions to note receivable from affiliate.............     (1,250)       (583)        --
                                                              ---------   ---------   --------
         Net cash used in investing activities..............    (31,416)     (4,334)    (7,858)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings..............................................    231,744      74,613         77
    Repayments of debt......................................   (192,811)    (97,941)   (16,309)
    Proceeds from sale of interest rate swaps...............         --       4,040         --
    Purchase of treasury stock..............................    (10,376)       (984)   (10,207)
    Payments for debt issuance costs........................     (5,358)         --       (679)
    Proceeds from issuance of stock.........................      1,038          --         --
    Proceeds from issuance of stock under employee stock
      purchase plan.........................................        980          --        821
    Proceeds from exercise of stock options.................        270         543      2,274
                                                              ---------   ---------   --------
         Net cash provided by (used in) financing
           activities.......................................     25,487     (19,729)   (24,023)
                                                              ---------   ---------   --------
NET INCREASE IN CASH AND CASH EQUIVLENTS....................      2,705      29,304      7,422
CASH AND CASH EQUIVALENTS, beginning of period..............        770       3,475     32,779
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $   3,475   $  32,779   $ 40,201
                                                              =========   =========   ========
SUPPEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for
    Interest................................................  $  23,793   $  23,117   $ 24,003
    Income taxes............................................     30,667       5,091        599

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of IES, its wholly owned subsidiaries, and certain investments. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the segment data for the fiscal year ended September 30, 2001 to conform to the presentation used for the years ended September 30, 2002 and 2003 (See note 10).

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market generally using the first-in, first-out (FIFO) method.

  Securities and Equity Investment

     At September 30, 2001, the Company had a 20.6% equity interest in Energy Photovoltaics, Inc. (EPV) of $4.9 million which was included in other noncurrent assets. The Company accounted for this investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." During the years ended September 30, 2001 and 2002, the Company recognized losses of $0.4 million and $0.6 million, respectively, as its portion of this investment's losses. This amount is included as a component of other expense in the Company's consolidated statement of operations. During the year ended September 30, 2002, the Company distributed out a portion of its investment in EPV to a former officer of the Company, bringing its interest below 20%. Accordingly, at September 30, 2002 and September 30, 2003, the Company accounts for its interest in EPV under the cost method of accounting for investments. Additionally, the Company has notes receivable totaling approximately $1.8 million with EPV at September 30, 2002 and September 30, 2003. See note 14 for further commitments.

     During the year ended September 30, 2001, the Company disposed of one of its cost method investments for approximately $0.3 million and realized a loss of $0.7 million. Such loss is included as a component of other expense in the Company's consolidated statement of operations for the year ended September 30, 2001. Through September 30, 2003, the Company had invested $2.7 million under its commitment to EnerTech Capital Partners II L.P. (EnerTech) (See note 14). The carrying value of the EnerTech investment at September 30, 2003 was $2.5 million. This investment is accounted for on the cost basis of accounting and, accordingly, the Company

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES does not record unrealized losses on investments within the EnerTech investment that it believes are temporary in nature. At September 30, 2003, the unrealized losses related to the Company's share of the EnerTech fund amounted to approximately $0.9 million which it believes are temporary in nature.

     At September 30, 2002 and 2003, the Company's cost method investments in securities have a carrying value of $5.1 million and $6.1 million, respectively. The fair values of the Company's investments at September 30, 2002 and 2003 are $4.7 and $5.2 million, respectively. The difference between the carrying values and fair values at September 30, 2002 and 2003 are unrealized losses on the EnerTech investment which the Company believes are temporary in nature. The Company uses available information and may perform discounted cash flow analyses to determine impairment of its investments, if any.

  Property and Equipment

     Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $15.8 million, $16.9 million and $14.6 million for the years ended September 30, 2001, 2002 and 2003, respectively.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations in the caption Other, net.

  Goodwill

     Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for each of the years ended September 30, 2002 and September 30, 2003 would have otherwise been $12.9 million (before the impairment charge). Goodwill attributable to each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform our impairment tests annually during the first fiscal quarter.

     Based on the Company's impairment tests performed upon adoption of SFAS No. 142, it recognized a charge of $283.3 million ($7.11 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of its reporting units to its implied fair value. This charge resulted in the recording of a deferred tax asset totaling $14.6 million for which the Company provided a full valuation allowance because at the time of adoption it was not deemed more likely than not that the deferred tax asset would be realized. The future scheduled reversal of the asset is dependent upon many factors, including projected future taxable income, the scheduled reversal of deferred tax liabilities and tax planning strategies. At September 30, 2003, this deferred tax asset, net of valuation allowance totaled $2.8 million. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets' carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the Company's first quarter

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

2002 statement of operations. The impairment was the result of lower forecasted future operating income at the point of adoption than were anticipated to result from decreased spending in the construction industry in all of the Company's markets except Residential. The impairment related to the Company's current operating regions follows (amounts in millions):

Southeast...................................................   $ 89.2
Northeast...................................................     35.2
Gulf Plains.................................................     47.4
Central.....................................................     80.8
West........................................................     21.0
Residential.................................................      2.6
Divested after adoption.....................................      7.1
                                                               ------
Total.......................................................   $283.3
                                                               ======

     Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

     As of September 30, 2001, 2002 and 2003, accumulated amortization was approximately $38.7 million, $37.4 million and $37.4 million, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and changes therein follows:

                       SEPTEMBER 30,   IMPAIRMENT                  SEPTEMBER 30,                  SEPTEMBER 30,
                           2001        ADJUSTMENT   DIVESTITURES       2002        DIVESTITURES       2003
                       -------------   ----------   ------------   -------------   ------------   -------------
Commercial and
  Industrial.........    $418,887       $277,042       $1,150        $140,695          $336         $140,359
Residential..........      63,767          6,242           --          57,525            --           57,525
                         --------       --------       ------        --------          ----         --------
                         $482,654       $283,284       $1,150        $198,220          $336         $197,884
                         ========       ========       ======        ========          ====         ========

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The audited results of operations presented below for the year ended September 30, 2003 and adjusted results of operations for the years ended September 30, 2001 and 2002 reflect the operations of the Company had we adopted the non-amortization provisions of SFAS No. 142 effective October 1, 2000:

                                                           YEAR ENDED SEPTEMBER 30,
                                                         -----------------------------
                                                          2001       2002       2003
                                                         -------   ---------   -------
Reported net income (loss).............................  $28,710   $(273,351)  $20,430
Add: Cumulative effect of change in accounting
  principle, net of tax................................       --     283,284        --
Add: Goodwill amortization, net of tax.................   12,635          --        --
                                                         -------   ---------   -------
Adjusted net income....................................  $41,345   $   9,933   $20,430
                                                         =======   =========   =======
Basic earnings (loss) per share:
  Reported net income (loss)...........................  $  0.71   $   (6.86)  $  0.52
Add: Cumulative effect of change in accounting
  principle, net of tax................................       --        7.11        --
Add: Goodwill amortization, net of tax.................     0.31          --        --
                                                         -------   ---------   -------
Adjusted net income....................................  $  1.02   $    0.25   $  0.52
                                                         =======   =========   =======
Diluted earnings (loss) per share:
  Reported net income (loss)...........................  $  0.70   $   (6.86)  $  0.52
Add: Cumulative effect of change in accounting
  principle, net of tax................................       --        7.11        --
Add: Goodwill amortization, net of tax.................     0.31          --        --
                                                         -------   ---------   -------
Adjusted net income....................................  $  1.01   $    0.25   $  0.52
                                                         =======   =========   =======

  Debt Issuance Costs

     Debt issuance costs related to the Company's credit facility and the senior subordinated notes are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 2002 and 2003, accumulated amortization of debt issuance costs were approximately $3.7 million and $5.3 million, respectively. During the year ended September 30, 2003, the Company capitalized approximately $0.7 million of issuance costs incurred in connection with amending its credit facility.

  Revenue Recognition

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company recognizes revenue on signed contracts and change orders. The Company recognizes revenue on unsigned, verbally approved, change orders where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions,

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

  Accounts Receivable and Provision for Doubtful Accounts

     The Company provides an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for unknown collection issues based on historical trends.

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

     The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2003, the Company considers whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, the Company's results could be affected.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the Company's revenue recognition of construction in progress, allowance for doubtful accounts, realizability of deferred tax assets and self-insured claims liability.

  Self-Insurance

     The Company retains the risk for workers' compensation, employer's liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. The Company's general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2003, management has compiled its historical data pertaining to the self-insurance experiences and has utilized the services of an actuary to assist in the determination of the ultimate loss associated with the Company's self-insurance programs for workers' compensation, auto and general liability. Management believes that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and has recorded the present value of the actuarial determined ultimate losses under its workers compensation, auto and general liability programs of $13.2 million and $13.0 million at September 30, 2002 and 2003, respectively. The present value is based on the expected cash flow to be paid out under the workers' compensation, automobile and general liability programs discounted at 5% on those claims not expected to be paid within twelve months. The undiscounted ultimate losses related to the workers' compensation, automobile and general liability programs are $14.6 million and $14.3 million at September 30, 2002 and 2003, respectively. The utilization of the actuarial valuation resulted in an increase in reserves for self-insurance losses during the year ended September 30, 2002. The Company recorded a charge associated with this change in estimate of approximately $6.1 million during the fourth quarter of the year ended September 30, 2002. Insurance expense for these programs was approximately $39.9 million, $49.4 million and $40.8 million for the years ended September 30, 2001, 2002 and 2003, respectively. The present value of all self-insurance reserves for the health, property and casualty programs recorded at September 30, 2002 and 2003 is $19.5 million and $18.2 million, respectively. The undiscounted ultimate losses of all self-insurance reserves at September 30, 2002 and 2003 was $20.8 million and $19.4 million, respectively. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses to be made as follows (amounts in thousands):

YEAR ENDED SEPTEMBER 30,
2004........................................................   $10,349
2005........................................................     3,371
2006........................................................     2,138
2007........................................................     1,337
2008........................................................       843
Thereafter..................................................     1,382
                                                               -------
          Total.............................................   $19,420
                                                               =======

     The Company had restricted cash of $3.5 million and letters of credit of $25.7 million outstanding at September 30, 2003 to collateralize its self-insurance obligations.

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

  Risk Concentration

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits and trade accounts receivable. The Company grants credit, generally without collateral, to its customers, which are generally contractors and homebuilders throughout the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES throughout the United States within the construction and home-building market. However, the Company generally is entitled to payment for work performed and has certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. The Company routinely maintains cash balances in financial institutions in excess of federally insured limits.

     The Company had no single customer accounting for more than 10% of its revenues for the years ended September 30, 2001, 2002 and 2003.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, notes and bonds payable, long-term debt and interest rate swap agreements. The Company's senior subordinated notes had a carrying value, excluding unamortized discount, at September 30, 2002 and 2003 $247.9 million. The fair value of the Company's senior subordinated notes at September 30, 2002 and 2003 was $218.1 million and $255.3 million, respectively. The Company utilizes quoted market prices to determine the fair value of its debt. Other than the senior subordinated notes, the Company believes that the carrying value of financial instruments on the accompanying consolidated balance sheets approximates their fair value.

  Subsidiary Guarantees

     All of the Company's operating income and cash flows are generated by its wholly owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The parent holding company's independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Earnings per Share

     The following table reconciles the components of the basic and diluted earnings (loss) per share for the three years ended September 30, 2001, 2002 and 2003 (in thousands, except share information):

                                                               YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           2001          2002          2003
                                                        -----------   -----------   -----------
Numerator:
  Net income (loss)...................................  $    28,710   $  (273,351)  $    20,430
                                                        ===========   ===========   ===========
Denominator:
  Weighted average common shares
     outstanding -- basic.............................   40,402,533    39,847,591    39,062,776
  Effect of dilutive stock options....................      497,257             -       162,536
                                                        -----------   -----------   -----------
  Weighted average common and common equivalent shares
     outstanding -- diluted...........................   40,899,790    39,847,591    39,225,312
                                                        ===========   ===========   ===========
Earnings (loss) per share:
  Basic...............................................  $      0.71   $     (6.86)  $      0.52
  Diluted.............................................  $      0.70   $     (6.86)  $      0.52

     For the years ended September 30, 2001, 2002 and 2003, exercisable stock options of 4.4 million, 5.6 million and 4.2 million, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

  Stock Based Compensation

     The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25. During the years ended September 30, 2001 and 2002, the Company recorded compensation expense of $568 and $1,422 in connection with a restricted stock award (See note 11).

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The following table illustrates the effect on net income and earnings per share assuming the compensation costs for IES' stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No.
123 -- "Accounting for Stock-Based Compensation" for the years ended September 30, 2001, 2002 and 2003 (in thousands, except for per share data):

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               2001       2002       2003
                                                              -------   ---------   -------
Net income (loss), as reported..............................  $28,710   $(273,351)  $20,430
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........      349         875        --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    5,586       5,774     2,689
                                                              -------   ---------   -------
Pro forma net income (loss) for SFAS No. 123................  $23,473   $(278,250)  $17,741
                                                              =======   =========   =======
Earnings (loss) per share:
  Basic as reported.........................................  $  0.71   $   (6.86)  $  0.52
  Basic pro forma for SFAS No. 123..........................  $  0.58   $   (6.98)  $  0.45
Earnings (loss) per share:
  Diluted -- as reported....................................  $  0.70   $   (6.86)  $  0.52
  Diluted -- pro forma for SFAS No. 123.....................  $  0.57   $   (6.98)  $  0.45

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

                                                             2001      2002      2003
                                                            -------   -------   -------
Expected dividend yield...................................     0.00%     0.00%     0.00%
Expected stock price volatility...........................    60.99%    81.56%    51.94%
Weighted average risk free interest rate..................     5.15%     3.96%     3.21%
Expected life of options..................................  6 years   6 years   6 years

     The pro forma disclosures for the years ended September 30, 2001 and 2002 have been adjusted to reflect the impact of cancellations and forfeitures of stock options issued prior to September 30, 2003. The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option-pricing model involves subjective assumptions which may be materially different than actual amounts.

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

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

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

     Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others," ("Interpretation 45"), will significantly change current practice in accounting for, and disclosure of, guarantees. Interpretation 45 requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Interpretation 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on prospective basis to guarantees issued or modified after December 31, 2002. The types of guarantees that the Company is party to include surety bonds and letters of credit. The Company adopted Interpretation 45 effective January 1, 2003. The adoption did not have a material impact on the Company's results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has minority interests in two firms, EnerTech Capital Partners II, L.P. and Energy Photovoltaics, Inc., and a joint venture that may fall under this interpretation. The Company does not believe the adoption of this statement will have a material impact on its results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The adoption did not have a material impact on the Company's results of operations or financial position.

3. BUSINESS COMBINATIONS:

  Purchases

     On February 27, 2003, the Company purchased the assets of Riviera Electric LLC, an electrical contractor located in the state of Colorado out of a bankruptcy auction of a prior competitor. The total consideration paid in this transaction was approximately $2.7 million, comprised entirely of cash, net of cash acquired. The fair value

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced to zero. The accompanying balance sheets include allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value and are subject to final adjustment during the second fiscal quarter of the year ended September 30, 2004. The purchase price was allocated as follows (amounts in thousands):


Accounts receivable, net....................................   $ 11,643
Retention...................................................      3,884
Costs and estimated earnings in excess of billings on
  uncompleted projects and other............................        922
Less: Accounts payable and accrued expenses.................    (10,214)
Less: Billings in excess of costs and estimated earnings on
  uncompleted projects and other............................     (3,512)
                                                               --------
Cash paid, net of cash acquired.............................   $  2,723
                                                               ========

     The results of operations of Riviera are included in the Company's consolidated financial statements from February 27, 2003 through September 30, 2003.

  Pro Forma Presentation

     The unaudited pro forma data presented below reflect the results of operations of IES and the acquisition of Riviera Electric LLC assuming the transaction was completed on October 1, 2001 (in thousands):

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 2002          2003
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Revenues....................................................  $1,557,711    $1,483,218
                                                              ==========    ==========
Net income before cumulative effect of change in accounting
  principle.................................................  $   15,425    $   21,150
                                                              ==========    ==========
Net income (loss)...........................................  $ (267,859)   $   21,150
                                                              ==========    ==========
Basic earnings per share before cumulative effect of change
  in accounting principle...................................  $     0.39    $     0.54
                                                              ==========    ==========
Cumulative effect of change in accounting principle.........  $    (7.11)   $     0.00
                                                              ==========    ==========
Basic earnings (loss) per share.............................  $    (6.72)   $     0.54
                                                              ==========    ==========
Diluted earnings per share before cumulative effect of
  change in accounting principle............................  $     0.39    $     0.54
                                                              ==========    ==========
Cumulative effect of change in accounting principle.........  $    (7.11)   $     0.00
                                                              ==========    ==========
Diluted earnings (loss) per share...........................  $    (6.72)   $     0.54
                                                              ==========    ==========

     The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in compensation programs and additional income tax expense based on the Company's effective income tax rate. The unaudited pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on October 1, 2001, and are not necessarily representative of the Company's results of operations for any future period.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

  Divestitures

     On July 25, 2002, the Company sold all of the stock of two of its operating companies. The proceeds from the sale were $7.5 million in cash and 241,224 shares of the Company's common stock. The Company recorded a pre-tax gain of $2.1 million associated with this sale that is recorded in other income.

     On October 8, 2002, the Company sold all of the stock of one of its operating companies. The proceeds from the sale were $1.1 million in cash and 70,330 shares of the Company's common stock. The Company recorded a pre-tax gain of less than $0.1 million associated with this sale that is recorded in other income.

     On July 1, 2003, the Company sold all of the stock of one of its operating companies. The proceeds from the sale were $1.1 million in cash. The Company recorded a pre-tax gain of $0.4 million associated with this sale that is recorded in other income.

     In connection with the dispositions discussed above, the net pre-tax gain was determined as follows for the years ended September 30, 2002 and 2003 (in thousands):

                                                               2002      2003
                                                              -------   ------
Book value of assets divested...............................  $10,783   $2,719
Liabilities divested........................................   (3,987)    (675)
                                                              -------   ------
  Net assets divested.......................................    6,796    2,044
                                                              -------   ------
Cash received...............................................    7,549    2,155
Common stock received.......................................    1,392      270
                                                              -------   ------
  Total consideration received..............................    8,941    2,425
                                                              -------   ------
  Pre-tax gain..............................................  $ 2,145   $  381
                                                              =======   ======

     Had the dispositions discussed above been completed on October 1, 2001, the results of the Company for the years ended September 30, 2002 and 2003 would have excluded revenues of $33.0 million and $0.1 million, respectively and losses from operations of $0.3 million and $0.0 million, respectively.

4. RESTRUCTURING CHARGES

     In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002 and presented these charges as a separate component of the Company's results of operations for the period then ended. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. The Company believes the reduction of these personnel resulted in annual savings of approximately $4.1 million in salaries and benefits. At September 30, 2002, approximately $2.0 million of these charges that related to five individuals had not been paid and were included in accounts payable and accrued expenses. At September 30, 2003, approximately $1.3 million of these charges that relate to three individuals have not been paid and are included in accounts payable and accrued expenses. The Company anticipates making the remaining payments accrued under this restructuring during the year ended September 30, 2004.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                       ESTIMATED        SEPTEMBER 30,
                                                      USEFUL LIVES   -------------------
                                                        IN YEARS       2002       2003
                                                      ------------   --------   --------
Land................................................       N/A       $  1,621   $  1,621
Buildings...........................................      5-32          8,169      8,072
Transportation equipment............................       3-5         30,280     29,221
Machinery and equipment.............................      3-10         51,771     53,692
Leasehold improvements..............................      5-32         13,369     13,658
Furniture and fixtures..............................       5-7          8,543      8,815
                                                                     --------   --------
                                                                      113,753    115,079
Less -- Accumulated depreciation and amortization...                  (52,176)   (62,382)
                                                                     --------   --------
  Property and equipment, net.......................                 $ 61,577   $ 52,697
                                                                     ========   ========

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
Balance at beginning of period..............................  $ 5,206   $ 6,262
Additions to costs and expenses.............................    4,324     2,277
Additions for acquisitions..................................       --       411
Deductions for uncollectible receivables written off, net of
  recoveries................................................   (3,136)   (3,514)
Deductions for divestitures.................................     (132)      (11)
                                                              -------   -------
Balance at end of period....................................  $ 6,262   $ 5,425
                                                              =======   =======

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
Accounts payable, trade.....................................  $ 65,433   $ 77,598
Accrued compensation and benefits...........................    22,934     24,809
Accrual for self-insurance liabilities......................    19,453     18,162
Accrued payment for repurchase of senior subordinated
  notes.....................................................    14,268         --
Other accrued expenses......................................    19,310     17,574
                                                              --------   --------
                                                              $141,398   $138,143
                                                              ========   ========

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Contracts in progress are as follows (in thousands):

                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                2002          2003
                                                             -----------   -----------
Costs incurred on contracts in progress....................  $ 1,188,532   $ 1,132,778
Estimated earnings.........................................      182,360       149,627
                                                             -----------   -----------
                                                               1,370,892     1,282,405
Less -- Billings to date...................................   (1,376,126)   (1,276,062)
                                                             -----------   -----------
                                                             $    (5,234)  $     6,343
                                                             ===========   ===========
Costs and estimated earnings in excess of billings on
  uncompleted contracts....................................  $    46,314   $    48,256
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts.................................      (51,548)      (41,913)
                                                             -----------   -----------
                                                             $    (5,234)  $     6,343
                                                             ===========   ===========

7. DEBT:

     Debt consists of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9.375% with an effective interest rate of
  9.50%.....................................................   137,885    137,885
Senior Subordinated Notes, due February 1, 2009, bearing
  interest at 9.375% with an effective interest rate of
  10.00%....................................................   110,000    110,000
Other.......................................................     1,074        451
                                                              --------   --------
                                                               248,959    248,336
Less-current maturities of long-term debt...................      (570)      (256)
Less-unamortized discount on Senior Subordinated Notes......    (3,797)    (3,198)
Fair value of terminated interest rate hedges...............     3,847      3,240
                                                              --------   --------
     Total long-term debt...................................  $248,439   $248,122
                                                              ========   ========

     Future payments due on debt at September 30, 2003 are as follows (in thousands):

2004........................................................   $    256
2005........................................................        114
2006........................................................         63
2007........................................................         15
2008........................................................          3
Thereafter..................................................    247,885
                                                               --------
  Total.....................................................   $248,336
                                                               ========

  Credit Facility

     On May 27, 2003, the Company amended its $150.0 million revolving credit facility to a $125.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES expenditures, acquisitions and other corporate purposes that matures May 22, 2006, as amended (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock or to retire its Senior Subordinated Notes, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants, some of which become more restrictive over time. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. For more information regarding the Covenants to its Credit Facility, as amended, see the Company's filing on Form 8-K dated May 28, 2003. The Company was in compliance with the financial covenants of its Credit Facility, as amended, at September 30, 2003. As of September 30, 2003, the Company had no borrowings outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $27.4 million, $0.5 million of other borrowings and available borrowing capacity under its Credit Facility of $97.6 million.

  Senior Subordinated Notes

     On January 25, 1999 and May 29, 2001, the Company completed offerings of $150.0 million and $125.0 million Senior Subordinated Notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds to the Company, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001, offering were used primarily to repay amounts outstanding under the Credit Facility. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, the Company retired approximately $27.1 million of these Senior Subordinated Notes. At September 30, 2002, the cost basis of $15.6 million notional amount of the retired senior subordinated notes were classified as part of accounts payable and accrued expenses as the settlement date occurred subsequent to September 30, 2002. In connection with these transactions, the Company recorded a gain of $1.0 million during the year ended September 30, 2002. This gain is recorded in interest and other expense, net in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was adopted July 1, 2002.

  Interest Rate Swaps

     The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument through February 1, 2009. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the "short-cut" method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. At September 30, 2001 the fair value of this derivative was $3.2 million and was included in other noncurrent assets. The Company terminated this contract in February 2002. The Company received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds.

     The Company entered into a new interest rate swap agreement in February 2002, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month trailing LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company's operating results was that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the "short-cut" method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. The Company terminated this contract in August 2002. The Company received cash equal to the fair value of this derivative of $2.5 million, which is being amortized over the remaining life of the bonds. At September 30, 2002 and 2003 the Company had no outstanding interest rate swap contracts.

     The following table presents the balance sheet effect on the Senior Subordinated Notes (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
Senior Subordinated Notes, due February 1, 2009.............  $247,885   $247,885
Less: Unamortized discount on Senior Subordinated Notes.....    (3,797)    (3,198)
Add: Fair value of interest rate hedge......................         -          -
Add: Unamortized portion of interest rate hedge.............     3,847      3,240
                                                              --------   --------
                                                              $247,935   $247,927
                                                              ========   ========

8. LEASES:

     The Company leases various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 11. Rental expense for the years ended September 30, 2001, 2002 and 2003 was

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES approximately $10.8 million, $15.4 million and $14.6 million respectively. Future minimum lease payments under these noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Year Ended September 30,
2004........................................................   $12,679
2005........................................................    10,316
2006........................................................     6,411
2007........................................................     4,035
2008........................................................     2,439
Thereafter..................................................     2,922
                                                               -------
          Total.............................................   $38,802
                                                               =======

9. INCOME TAXES:

     Federal and state income tax provisions are as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                            -------------------------
                                                             2001      2002     2003
                                                            -------   ------   ------
Federal:
  Current.................................................  $24,592   $   --   $   --
  Deferred................................................   (2,025)   6,635    7,183
State:
  Current.................................................    6,017       --       --
  Deferred................................................   (2,913)    (460)     996
                                                            -------   ------   ------
                                                            $25,671   $6,175   $8,179
                                                            =======   ======   ======

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------
                                                           2001       2002      2003
                                                          -------   --------   -------
Provision at the statutory rate.........................  $19,033   $  5,638   $10,013
Increase resulting from:
  Non-cash restricted stock compensation charge.........       88         --        --
  Non-deductible goodwill...............................    4,208         --        --
  State income taxes, net of benefit for federal
     deduction..........................................    2,018        295       301
  Non-deductible expenses...............................      324        997       700
  Change in valuation allowance.........................       --     21,885        --
  Contingent tax liabilities............................       --     16,428     5,207
Decrease resulting from:
  Utilization of state net operating losses.............       --       (755)       --
  Change in valuation allowance.........................       --         --    (7,427)
  Additional tax basis in amortizable assets............       --    (38,313)     (615)
                                                          -------   --------   -------
                                                          $25,671   $  6,175   $ 8,179
                                                          =======   ========   =======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
Deferred income tax assets:
  Allowance for doubtful accounts...........................  $  2,380   $  2,062
  Goodwill..................................................    34,073     28,509
  Accrued expenses..........................................    11,758      5,063
  Net operating loss carry forward..........................    10,694     13,104
  Various reserves..........................................       695      1,316
  Other.....................................................       157      1,474
                                                              --------   --------
     Subtotal...............................................    59,757     51,528
  Less valuation allowance..................................   (34,613)   (27,186)
                                                              --------   --------
          Total deferred income tax assets..................    25,144     24,342
                                                              --------   --------
Deferred income tax liabilities:
  Property and equipment....................................    (3,637)    (4,308)
  Deferred contract revenue and other.......................      (872)      (591)
                                                              --------   --------
          Total deferred income tax liabilities.............    (4,509)    (4,899)
                                                              --------   --------
          Net deferred income tax assets....................  $ 20,635   $ 19,443
                                                              ========   ========

     At September 30, 2002 and 2003, the Company had $34.1 million and $28.5 million of deferred income tax asset related to tax deductible goodwill, respectively. The impairment of goodwill recognized upon the adoption of SFAS 142 caused the tax basis in deductible goodwill to exceed book basis by $38.2 million and resulted in an additional deferred tax asset of $14.6 million. The income tax effect of the $14.6 million additional deferred tax asset was included in the cumulative effect of change in accounting principal, net of tax. Subsequent to the adoption of SFAS 142, the Company adopted a tax accounting method change that allowed it to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The tax accounting method change resulted in additional tax basis in deductible goodwill. Tax basis for deductible goodwill related to the tax accounting method change exceeded book basis by $100.8 million and resulted in the recording of an additional $38.3 million deferred tax asset. The income tax effect of the $38.3 million additional deferred tax asset was included in the provision for income taxes. During the year ended September 30, 2002 and September 30, 2003, the Company had income tax return activity that reduced the deferred tax by $18.5 million and $5.6 million, respectively. Tax deductible goodwill is amortized over a 15-year period. As of September 30, 2003, approximately 11 years remain to be amortized.

     At September 30, 2003, the Company had available approximately $27.3 million of net tax operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2020. The Company also had available approximately $97.8 million of net tax operating loss carry forwards for state income tax purposes which will begin to expire in 2013.

     In assessing the realizability of deferred tax assets at September 30, 2003, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets. Accordingly, valuation allowances of $25.6 million and $1.5 million were recorded for deductible goodwill and state net operating losses, respectively. During the year ended September 30, 2003, the Company released $2.8 million of tax effected valuation allowances because it believes it will now realize the deferred tax assets for which they were established. The Company will evaluate the appropriateness of its remaining valuation allowances on a periodic basis.

     The Company has adopted positions that a taxing authority may view differently. The Company believes its reserves of $26.1 million recorded in other noncurrent liabilities are adequate in the event the positions are not ultimately upheld. The timing of the payment of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority. Statutes of limitations will begin to expire June 15, 2006 and thereafter.

     The net deferred income tax assets and liabilities are comprised of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
Current deferred income taxes:
  Assets....................................................  $23,884   $18,136
  Liabilities...............................................     (872)     (591)
                                                              -------   -------
                                                               23,012    17,545
                                                              -------   -------
Long-term deferred income taxes:
  Assets....................................................  $ 1,260   $ 6,206
  Liabilities...............................................   (3,637)   (4,308)
                                                              -------   -------
                                                               (2,377)    1,898
                                                              -------   -------
Net deferred income tax assets..............................  $20,635   $19,443
                                                              =======   =======

10. OPERATING SEGMENTS

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance.

     The Company's reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. These segments, which contain different economic characteristics, are managed through geographically-based regions.

     During 2001, the Company managed and measured performance of its business in four distinct operating segments: commercial and industrial, residential, service and maintenance and communications solutions. During 2002, the Company reorganized its business and measured performance into two distinctive operating segments; commercial and industrial, and residential. As a result of this reorganization, all reporting responsibilities along with operating responsibilities were folded into the commercial and industrial operating segment, and separate and distinct financial information is not reviewed by the chief decision maker for the old service and maintenance and communications solutions segments. Since 2002, the chief decision maker reviews operating results of only two segments: commercial and industrial, and residential. The Company considered this a change in its structure

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES of internal organization, which caused its reportable segments to change and has restated the prior periods in accordance with paragraph 34 of FAS 131.

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

     Segment information for the years ended September 30, 2001, 2002 and 2003 are as follows (in thousands):

                                                 FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                         -----------------------------------------------------
                                           COMMERCIAL
                                         AND INDUSTRIAL   RESIDENTIAL   CORPORATE     TOTAL
                                         --------------   -----------   ---------   ----------
Revenues...............................    $1,435,773      $257,440     $     --    $1,693,213
Cost of services.......................     1,186,681       198,908           --     1,385,589
                                           ----------      --------     --------    ----------
Gross profit...........................       249,092        58,532           --       307,624
Selling, general and administrative....       137,751        30,977       45,345       214,073
Goodwill amortization..................        11,478         1,505           --        12,983
                                           ----------      --------     --------    ----------
Income from operations.................    $   99,863      $ 26,050     $(45,345)   $   80,568
                                           ==========      ========     ========    ==========
Other data:
Depreciation and amortization
  expense..............................    $   24,559      $  3,250     $  2,536    $   30,345
Capital expenditures...................        16,854         1,936        7,011        25,801
Total assets...........................       850,182       112,779       70,542     1,033,503

                                                 FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                         -----------------------------------------------------
                                           COMMERCIAL
                                         AND INDUSTRIAL   RESIDENTIAL   CORPORATE     TOTAL
                                         --------------   -----------   ---------   ----------
Revenues...............................    $1,193,391      $282,039     $     --    $1,475,430
Cost of services.......................     1,033,478       220,366           --     1,253,844
                                           ----------      --------     --------    ----------
Gross profit...........................       159,913        61,673           --       221,586
Selling, general and administrative....       123,458        27,053       23,673       174,184
Restructuring charges..................            --            --        5,556         5,556
                                           ----------      --------     --------    ----------
Income from operations.................    $   36,455      $ 34,620     $(29,229)   $   41,846
                                           ==========      ========     ========    ==========
Other data:
Depreciation and amortization
  expense..............................    $   13,921      $    885     $  3,827    $   18,633
Capital expenditures...................         8,301           753        2,841        11,895
Total assets...........................       519,897        89,896      111,846       721,639

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

                                                 FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                         -----------------------------------------------------
                                           COMMERCIAL
                                         AND INDUSTRIAL   RESIDENTIAL   CORPORATE     TOTAL
                                         --------------   -----------   ---------   ----------
Revenues...............................    $1,172,386      $276,167     $     --    $1,448,553
Cost of services.......................     1,023,151       218,179           --     1,241,330
                                           ----------      --------     --------    ----------
Gross profit...........................       149,235        57,988           --       207,223
Selling, general and administrative....       101,096        33,110       19,445       153,651
                                           ----------      --------     --------    ----------
Income from operations.................    $   48,139      $ 24,878     $(19,445)   $   53,572
                                           ==========      ========     ========    ==========
Other data:
Depreciation and amortization
  expense..............................    $   11,419      $  1,133     $  3,763    $   16,315
Capital expenditures...................         5,345           891        2,491         8,727
Total assets...........................       505,070       108,204      112,900       726,174

     The Company does not have significant operations or long-lived assets in countries outside of the United States.

11. STOCKHOLDERS' EQUITY:

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

     During the year ended September 30, 2003, the Company completed a 2 million share repurchase program. The Company used approximately $10.2 million in cash generated from operations to repurchase shares during the year ended September 30, 2003 for this program.

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

  Directors' Stock Plan

     In September 1997, the Company's board of directors and stockholders approved the 1997 Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options to nonemployee directors. In May 2000, the Company's board of directors amended the Directors' Plan. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. Each nonemployee director is granted options to purchase 3,000 shares at the time of an initial election of such director. In addition, each director will be automatically granted options to purchase 3,000 shares annually at each September 30 on which such director remains a director. All options have an exercise price based on the fair market value at the date of

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES grant, are immediately vested and expire 10 years from the date of the grant. In the event that the director ceases to serve as a member of the board for any reason the options must be exercised within one year.

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

     In March 2000, the Company granted 400,000 restricted stock awards under its stock plan to an employee. This award vested in equal installments on March 20th of each year through 2004, provided the recipient was still employed by the Company. The market value of the underlying stock on the date of grant for this award was $2.3 million, which was recognized as compensation expense over the related vesting periods. During the year ended September 30, 2001, the Company amortized $0.6 million to expense in connection with this award. The award became fully vested and was fully amortized during the year ended September 30, 2002.

     The following table summarizes activity under the Company's stock option and incentive compensation plans:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding, September 30, 2000..........................   5,446,295        $12.02
                                                           ----------        ------
  Options Granted........................................   2,251,199          5.76
  Restricted Stock Granted...............................      43,783          0.00
  Exercised..............................................    (157,004)         0.47
  Forfeited and Cancelled................................    (655,152)        13.04
                                                           ----------        ------
Outstanding, September 30, 2001..........................   6,929,121        $10.06
                                                           ==========        ======
  Options Granted........................................   2,073,069          4.60
  Exercised..............................................    (434,471)         1.51
  Forfeited and Cancelled................................  (2,033,039)         8.33
                                                           ----------        ------
Outstanding, September 30, 2002..........................   6,534,680        $ 9.39
                                                           ==========        ======
  Options Granted........................................      21,000          6.90
  Exercised..............................................    (392,273)         5.32
  Forfeited and Cancelled................................    (800,566)        12.20
                                                           ----------        ------
Outstanding, September 30, 2003..........................   5,362,841        $ 9.28
                                                           ==========        ======
Exercisable, September 30, 2001..........................   2,626,988        $12.23
                                                           ==========        ======
Exercisable, September 30, 2002..........................   3,314,864        $11.70
                                                           ==========        ======
Exercisable, September 30, 2003..........................   3,747,774        $10.93
                                                           ==========        ======

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

     The table below summarizes options outstanding and exercisable at September 30, 2003:

                                            WEIGHTED-AVERAGE
RANGE OF               OUTSTANDING AS OF       REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AS OF    WEIGHTED-AVERAGE
EXERCISE PRICES        SEPTEMBER 30, 2003   CONTRACTUAL LIFE    EXERCISE PRICE    SEPTEMBER 30, 2003    EXERCISE PRICE
---------------        ------------------   ----------------   ----------------   ------------------   ----------------
$ 0.0000-$ 4.6240....        810,500              6.8               $ 3.71              282,176             $ 3.71
$ 4.6250-$ 6.9000....      2,169,629              7.3               $ 5.56            1,191,720             $ 5.67
$ 6.9100-$10.3000....         39,920              4.8               $ 9.03               28,120             $ 9.16
$10.3100-$15.4000....      1,822,843              4.8               $13.67            1,766,749             $13.69
$15.4100-$22.1250....        519,949              4.8               $18.12              479,009             $18.16
                           ---------              ---               ------            ---------             ------
                           5,362,841              6.1               $ 9.28            3,747,774             $10.93
                           =========              ===               ======            =========             ======

     Options granted during the years ended September 30, 2001, 2002 and 2003 had weighted average fair values per option of $3.55, $1.91 and $3.63, respectively.

     Unexercised options expire at various dates from January 27, 2008 through September 30, 2012.

  Employee Stock Purchase Plan

     In February 2000, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company's closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 1.0 million shares. The purpose of the ESPP is to provide an incentive for employees of the Company to acquire a proprietary interest in the Company through the purchase of shares of the Company's common stock. The ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the ESPP are construed in a manner to be consistent with the requirements of that section of the Code. During the years ended September 30, 2001, 2002 and 2003, the Company issued 207,642, 55,742 and 248,982 shares pursuant to the ESPP, respectively. For purposes of SFAS No. 123, "Accounting for Stock-Based Compensation," estimated compensation cost as it relates to the ESPP was computed for the fair value of the employees' purchase rights using the Black-Scholes option pricing model with the following assumptions for 2001: expected dividend yield of 0.00%, expected stock price volatility of 60.99%, weighted average risk free interest rate of 5.15% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2001 was approximately $1.52. The following assumptions were used for 2002: expected dividend yield of 0.00%, expected stock price volatility of 81.56%, weighted average risk free interest rate of 3.96% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2002 was approximately $1.54. The following assumptions were used for 2003: expected dividend yield of 0.00%, expected stock price volatility of 51.94%, weighted average risk free interest rate of 3.21% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2003 was approximately $0.89.

12. RELATED-PARTY TRANSACTIONS:

     The Company has transactions in the normal course of business with certain affiliated companies. The Company has a note receivable from an affiliate, EPV, of $1.8 million as of September 30, 2002 and 2003. Amounts due from other related parties at September 30, 2002 and 2003 were $0.2 million and $0.1 million, respectively. In connection with certain of the acquisitions, subsidiaries of the Company have entered into a number of related party lease arrangements for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the years ended September 30, 2001, 2002 and 2003 were $4.3 million, $4.2 million and $4.2 million, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in note 8.

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

13. EMPLOYEE BENEFIT PLANS:

     In November 1998, the Company established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). All IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in Company matching contributions following three years of service.

     Certain subsidiaries of the Company do not participate in the 401(k) Plan, but instead provide various defined contribution savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after eight years. Certain plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary. The aggregate contributions by the Company to the 401(k) Plan and the Plans were $3.4 million, $3.0 million and $3.0 million for the years ended September 30, 2001, 2002 and 2003, respectively.

14. COMMITMENTS AND CONTINGENCIES:

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

     Some of the Company's customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At September 30, 2003, $1.7 million of the Company's outstanding letters of credit were to collateralize its customers.

     Some of the underwriters of the Company's casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2003, $25.7 million of the Company's outstanding letters of credit were to collateralize its insurance program.

     Many of the Company's customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company's bond. The Company's relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on the Company's behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company's behalf. As of September 30, 2003, the Company's cost to complete projects covered by surety bonds was approximately $227.9 million.

     The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and

             INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2003, the Company had invested $2.7 million under its commitment to EnerTech.

     At September 30, 2003, the Company had reserves of $26.1 million recorded in other noncurrent liabilities for tax positions adopted that a taxing authority may view differently. The Company believes these reserves are adequate in the event the positions are not ultimately upheld. The timing of the payments of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended September 30, 2002 and 2003 are summarized as follows (in thousands, except per share data):

                                               FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                            ------------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                            ---------   --------   --------   --------
Revenues..................................  $ 375,179   $356,481   $374,819   $368,951
Gross profit..............................  $  57,229   $ 54,701   $ 58,491   $ 51,165
Net income before cumulative effect of
  change in accounting principle..........  $  (1,813)  $  2,066   $  7,477   $  2,203
Cumulative effect of change in accounting
  principle...............................  $(283,284)  $     --   $     --   $     --
Net income................................  $(285,097)  $  2,066   $  7,477   $  2,203
Basic earnings (loss) per share:
  Before cumulative effect of change in
     accounting principle.................  $   (0.04)  $   0.05   $   0.19   $   0.06
  Cumulative effect of change in
     accounting principle.................  $   (7.13)  $   0.00   $   0.00   $   0.00
  Basic earnings (loss) per share.........  $   (7.17)  $   0.05   $   0.19   $   0.06
Diluted earnings (loss) per share:
  Before cumulative effect of change in
     accounting principle.................  $   (0.04)  $   0.05   $   0.19   $   0.06
  Cumulative effect of change in
     accounting principle.................  $   (7.13)  $   0.00   $   0.00   $   0.00
  Diluted earnings (loss) per share.......  $   (7.17)  $   0.05   $   0.19   $   0.06

                                               FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Revenues...................................  $348,577   $343,135   $375,339   $381,502
Gross profit...............................  $ 51,356   $ 49,105   $ 53,409   $ 53,353
Net income.................................  $  3,807   $  3,369   $  5,411   $  7,843
Earnings per share:
  Basic....................................  $   0.10   $   0.09   $   0.14   $   0.20
  Diluted..................................  $   0.10   $   0.09   $   0.14   $   0.20

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission.

     Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the sections entitled "Management" and Section 16(a) of the Securities Exchange Act of 1934, and "Directors" in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than January 28, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the section entitled "Audit Fees" in the Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

     See Index to Financial Statements under Item 8 of this report.

     (b) Exhibits.

           3.1           Amended and Restated Certificate of Incorporation as
                         amended. (Incorporated by reference to 3.1 to the
                         Registration Statement on Form S-1 (File No. 333-38715) of
                         the Company)
           3.2           Bylaws, as amended (Incorporated by reference to 3.2 to the
                         Registration Statement on Form S-4 (File No. 333-65160) of
                         the Company)
           4.1           Specimen Common Stock Certificate. (Incorporated by
                         reference to 4.1 to the Registration Statement on Form S-1
                         (File No. 333-38715) of the Company)
           4.2           Indenture, dated January 28, 1999, by and among Integrated
                         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
                         $150,000,000 9 3/8% Senior Subordinated Notes due 2009.
                         (Incorporated by reference to Exhibit 4.2 to Post-Effective
                         Amendment No. 3 to the Registration Statement on Form S-4
                         (File No. 333-50031) of the Company)
           4.3           Form of Integrated Electrical Services, Inc. 9 3/8% Senior
                         Subordinated Note due 2009 (Series A) and (Series B).
                         (Included in Exhibit A to Exhibit 4.2 to Post-Effective
                         Amendment No. 3 to the Registration Statement on Form S-4
                         (File No. 333-50031) of the Company)
           4.4           Indenture, dated May 29, 2001, by and among Integrated
                         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
                         $125,000,000 9 3/8% Senior Subordinated Notes due 2009.
                         (Incorporated by reference to Exhibit 4.3 to Registration
                         Statement on Form S-4 (File No. 333-65160) of the Company)
           4.5           Form of Integrated Electrical Services, Inc. 9 3/8% Senior
                         Subordinated Note due 2009 (Series C) and (Series D).
                         (Included in Exhibit A to Exhibit 4.3 to Registration
                         Statement on Form S-4 (File No. 333-65160) of the Company)
         *10.1           Form of Amended and Restated Employment Agreement between
                         the Company and H. Roddy Allen entered into effect as of
                         January 30, 2003.
         *10.2           Form of Amended and restated Employment Agreement between
                         the Company and Richard L. China entered into effective as of August 12, 2003.
         *10.3           Form of Amended and restated Employment Agreement either
                         currently in force or to be entered into between the Company and direct reports to the Chief Executive Officer (other
                         than the Chief Operating Officer).
          10.4           Form of Officer and Director Indemnification Agreement.
                         (Incorporated by reference to exhibit 10.2 to the Company's
                         Annual report on Form 10-K for the year ended September 30,
                         2002)
          10.5           Integrated Electrical Services, Inc. 1997 Stock Plan, as
                         amended. (Incorporated by reference to Exhibit 10.3 to the
                         Company's Annual Report on Form 10-K for the year ended
                         September 30, 2001)
          10.6           Integrated Electrical Services, Inc. 1997 Directors' Stock
                         Plan. (Incorporated by reference to Exhibit 10.4 to the
                         Company's Annual Report on Form 10-K for the year ended
                         September 30, 2000)
          10.7           Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as
                         banks, Credit Lyonnais and the Bank of Nova Scotia as
                         syndication agents, Toronto Dominion (Texas), Inc. as
                         documentation agent and the Chase Manhattan Bank, as
                         administrative agent. (Incorporated by reference to Exhibit
                         10.12 to the Registration Statement on Form S-4 (File No.
                         333-65160) of the Company)
          10.8           Amendment No. 1 dated June 20, 2001, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
                         Financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the Chase Manhattan Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.6 to the Company's
                         Annual Report on Form 10-K for the year ended September 30,
                         2001)

          10.9           Amendment No. 2 dated November 30, 2001, to the Credit
                         Agreement dated May 22, 2001, among the Company, as
                         borrower, the Financial Institutions named therein, as
                         banks, Credit Lyonnais and the Bank of Nova Scotia as
                         syndication agents, Toronto Dominion (Texas), Inc. as
                         documentation agent and the JP Morgan Chase Bank, as
                         administrative agent. (Incorporated by reference to Exhibit
                         10.7 to the Company's Annual Report on Form 10-K for the
                         year ended September 30, 2001)
          10.10          Integrated Electrical Services, Inc. 1999 Incentive
                         Compensation Plan. (Incorporated by reference to Exhibit
                         10.11 to the Company's Annual Report on Form 10-K for the
                         year ended September 30, 2000)
          10.11          Amendment No. 3 dated February 4, 2002, to the Credit
                         Facility dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the JP Morgan Chase Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the period ended December
                         31, 2002)
          10.12          Amendment No. 4 dated July 12, 2002, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
                         financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the JP Morgan Chase Bank, as administrative agent.
                         (Incorporated by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the period ended June 30,
                         2002)
          10.13          Amendment No. 5 dated May 27, 2003, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
                         financial Institutions named therein, as banks, Credit
                         Lyonnais and the Bank of Nova Scotia as syndication agents,
                         Toronto Dominion (Texas), Inc. as documentation agent and
                         the JP Morgan Chase Bank, as administrative agent.
                         (incorporated by reference to Exhibit 10.1 to the Company's
                         Current report on Form 8-K filed May 28, 2003)
         *12             Ratio of Earnings to Fixed Charges.
          16.1           Letter of Arthur Andersen LLP regarding a change in
                         certifying accountant. (Incorporated by reference to Exhibit
                         16.1 to the Company's Current Report on Form 8-K (File No.
                         011-13783) filed June 10, 2002)
         *21.1           Subsidiaries of the Registrant.
         *23.1           Consent of Ernst & Young LLP
         *24             Powers of Attorney
         *31.1           Certification of Herbert R. Allen, Chief Executive Officer,
                         pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
         *31.2           Certification of William W. Reynolds, Chief Financial
                         Officer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
         *32.1           Certification of Herbert R. Allen, Chief Executive Officer,
                         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *32.2           Certification of William W. Reynolds, Chief Financial
                         Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

     (c) Reports on Form 8-K.

     On August 20, 2003 the Company filed a Current Report on Form 8-K in connection with its press release dated August 20, 2003.

     On September 17, 2003 the Company filed a Current Report on Form 8-K in connection with its press release dated September 16, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 2003.

                                          INTEGRATED ELECTRICAL SERVICES, INC.

                                          By:      /s/ HERBERT R. ALLEN*
                                            ------------------------------------
                                                      Herbert R. Allen
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 24, 2003.

                    SIGNATURE                                            TITLE
                    ---------                                            -----



              /s/ HERBERT R. ALLEN*                  President, Chief Executive Officer and
--------------------------------------------------   Director
                 Herbert R. Allen




               /s/ RONALD P. BADIE*                  Director
--------------------------------------------------
                 Ronald P. Badie




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

                               INDEX TO EXHIBITS

 NO.                             DESCRIPTION
 ---                             -----------
  3.1    Amended and Restated Certificate of Incorporation as
         amended. (Incorporated by reference to 3.1 to the
         Registration Statement on Form S-1 (File No. 333-38715) of
         the Company)
  3.2    Bylaws, as amended (Incorporated by reference to 3.2 to the
         Registration Statement on Form S-4 (File No. 333-65160) of
         the Company)
  4.1    Specimen Common Stock Certificate. (Incorporated by
         reference to 4.1 to the Registration Statement on Form S-1
         (File No. 333-38715) of the Company)
  4.2    Indenture, dated January 28, 1999, by and among Integrated
         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
         $150,000,000 9 3/8% Senior Subordinated Notes due 2009.
         (Incorporated by reference to Exhibit 4.2 to Post-Effective
         Amendment No. 3 to the Registration Statement on Form S-4
         (File No. 333-50031) of the Company)
  4.3    Form of Integrated Electrical Services, Inc. 9 3/8% Senior
         Subordinated Note due 2009 (Series A) and (Series B).
         (Included in Exhibit A to Exhibit 4.2 to Post-Effective
         Amendment No. 3 to the Registration Statement on Form S-4
         (File No. 333-50031) of the Company)
  4.4    Indenture, dated May 29, 2001, by and among Integrated
         Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to
         $125,000,000 9 3/8% Senior Subordinated Notes due 2009.
         (Incorporated by reference to Exhibit 4.3 to Registration
         Statement on Form S-4 (File No. 333-65160) of the Company)
  4.5    Form of Integrated Electrical Services, Inc. 9 3/8% Senior
         Subordinated Note due 2009 (Series C) and (Series D).
         (Included in Exhibit A to Exhibit 4.3 to Registration
         Statement on Form S-4 (File No. 333-65160) of the Company)
*10.1    Form of Amended and Restated Employment Agreement between
         the Company and H. Roddy Allen entered into effect as of
         January 30, 2003.
*10.2    Form of Amended and restated Employment Agreement between
         the Company and Richard L. China entered into effective as of August 12, 2003.
*10.3    Form of Amended and restated Employment Agreement either
         currently in force or to be entered into between the Company and direct reports to the Chief Executive Officer (other
         than the Chief Operating Officer).
 10.4    Form of Officer and Director Indemnification Agreement.
         (Incorporated by reference to exhibit 10.2 to the Company's
         Annual report on Form 10-K for the year ended September 30,
         2002)
 10.5    Integrated Electrical Services, Inc. 1997 Stock Plan, as
         amended. (Incorporated by reference to Exhibit 10.3 to the
         Company's Annual Report on Form 10-K for the year ended
         September 30, 2001)
 10.6    Integrated Electrical Services, Inc. 1997 Directors' Stock
         Plan. (Incorporated by reference to Exhibit 10.4 to the
         Company's Annual Report on Form 10-K for the year ended
         September 30, 2000)
 10.7    Credit Agreement dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as
         banks, Credit Lyonnais and the Bank of Nova Scotia as
         syndication agents, Toronto Dominion (Texas), Inc. as
         documentation agent and the Chase Manhattan Bank, as
         administrative agent. (Incorporated by reference to Exhibit
         10.12 to the Registration Statement on Form S-4 (File No.
         333-65160) of the Company)
 10.8    Amendment No. 1 dated June 20, 2001, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
         Financial Institutions named therein, as banks, Credit
         Lyonnais and the Bank of Nova Scotia as syndication agents,
         Toronto Dominion (Texas), Inc. as documentation agent and
         the Chase Manhattan Bank, as administrative agent.
         (Incorporated by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended September 30,
         2001)
 10.9    Amendment No. 2 dated November 30, 2001, to the Credit
         Agreement dated May 22, 2001, among the Company, as
         borrower, the Financial Institutions named therein, as
         banks, Credit Lyonnais and the Bank of Nova Scotia as
         syndication agents, Toronto Dominion (Texas), Inc. as
         documentation agent and the JP Morgan Chase Bank, as
         administrative agent. (Incorporated by reference to Exhibit
         10.7 to the Company's Annual Report on Form 10-K for the
         year ended September 30, 2001)
 10.10   Integrated Electrical Services, Inc. 1999 Incentive
         Compensation Plan. (Incorporated by reference to Exhibit
         10.11 to the Company's Annual Report on Form 10-K for the
         year ended September 30, 2000)

 NO.                             DESCRIPTION
 ---                             -----------
 10.11   Amendment No. 3 dated February 4, 2002, to the Credit
         Facility dated May 22, 2001, among the Company, as borrower, the Financial Institutions named therein, as banks, Credit
         Lyonnais and the Bank of Nova Scotia as syndication agents,
         Toronto Dominion (Texas), Inc. as documentation agent and
         the JP Morgan Chase Bank, as administrative agent.
         (Incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended December
         31, 2002)
 10.12   Amendment No. 4 dated July 12, 2002, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
         financial Institutions named therein, as banks, Credit
         Lyonnais and the Bank of Nova Scotia as syndication agents,
         Toronto Dominion (Texas), Inc. as documentation agent and
         the JP Morgan Chase Bank, as administrative agent.
         (Incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30,
         2002)
 10.13   Amendment No. 5 dated May 27, 2003, to the Credit Agreement dated May 22, 2001, among the Company, as borrower, the
         financial Institutions named therein, as banks, Credit
         Lyonnais and the Bank of Nova Scotia as syndication agents,
         Toronto Dominion (Texas), Inc. as documentation agent and
         the JP Morgan Chase Bank, as administrative agent.
         (incorporated by reference to Exhibit 10.1 to the Company's
         Current report on Form 8-K filed May 28, 2003)
*12      Ratio of Earnings to Fixed Charges.
 16.1    Letter of Arthur Andersen LLP regarding a change in
         certifying accountant. (Incorporated by reference to Exhibit
         16.1 to the Company's Current Report on Form 8-K (File No.
         011-13783) filed June 10, 2002)
*21.1    Subsidiaries of the Registrant.
*23.1    Consent of Ernst & Young LLP
*24      Powers of Attorney
*31.1    Certification of Herbert R. Allen, Chief Executive Officer,
         pursuant to 18 U.S.C. Section 1350, as adopted to Section
         302 of The Sarbanes-Oxley Act of 2002.
*31.2    Certification of William W. Reynolds, Chief Financial
         Officer, pursuant to 18 U.S.C. Section 1350, as adopted to
         Section 302 of The Sarbanes-Oxley Act of 2002.
*32.1    Certification of Herbert R. Allen, Chief Executive Officer,
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2    Certification of William W. Reynolds, Chief Financial
         Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.