Form 10-Q
period 2003-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2004-01-30
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______to_______.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of January 26, 2004 of the issuer's common stock was 35,787,721 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 and
              December 31, 2003....................................................................       2
         Consolidated Statements of Operations for the three months ended
              December 31, 2002 and 2003...........................................................       3
         Consolidated Statement of Stockholders' Equity for the three months ended
              December 31, 2003....................................................................       4
         Consolidated Statements of Cash Flows for the three months ended
              December 31, 2002 and 2003...........................................................       5
         Condensed Notes to Consolidated Financial Statements......................................       6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................      15

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......................      25

     Item 4.      Controls and Procedures..........................................................      25

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K.................................................      26

     Signatures       .............................................................................      27

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                             September 30,   December 31,
                                                                                 2003            2003
                                                                             -------------   ------------
                                                                               (Audited)      (Unaudited)
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents .................................................   $   40,201      $   44,153
Accounts receivable:
    Trade, net of allowance of $5,425 and $4,238 respectively .............      245,618         236,862
    Retainage .............................................................       68,789          68,829
    Related party .........................................................           67              36
Costs and estimated earnings in excess of billings on
    uncompleted contracts .................................................       48,256          49,226
Inventories ...............................................................       20,473          22,647
Prepaid expenses and other current assets .................................       23,319          24,728
                                                                              ----------      ----------
    Total current assets ..................................................      446,723         446,481

PROPERTY AND EQUIPMENT, net ...............................................       52,697          50,756
GOODWILL, net .............................................................      197,884         197,884
OTHER NON-CURRENT ASSETS ..................................................       28,870          27,546
                                                                              ----------      ----------
       Total assets .......................................................   $  726,174      $  722,667
                                                                              ==========      ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt ......................................   $      256      $      186
Accounts payable and accrued expenses .....................................      138,143         126,905
Billings in excess of costs and estimated earnings on
    uncompleted contracts .................................................       41,913          42,067
                                                                              ----------      ----------
    Total current liabilities .............................................      180,312         169,158

OTHER LONG-TERM DEBT, net of current maturities ...........................          195             169
SENIOR SUBORDINATED NOTES, net of $3,198 and $3,048
    unamortized discount, respectively ....................................      247,927         247,924
OTHER NON-CURRENT LIABILITIES .............................................       30,183          32,002
                                                                              ----------      ----------
       Total liabilities ..................................................      458,617         449,253
                                                                              ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ........................................           --              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,439,984 shares issued ...........................................          385             385
    Restricted voting common stock, $.01 par value, 2,605,709 shares
       issued, authorized and outstanding .................................           26              26
    Treasury stock, at cost, 2,725,793 and 2,717,963 shares, respectively..      (16,361)        (16,918)
    Unearned restricted stock .............................................           --          (1,909)
    Additional paid-in capital ............................................      427,709         429,804
    Retained deficit ......................................................     (144,202)       (137,974)
                                                                              ----------      ----------
       Total stockholders' equity .........................................      267,557         273,414
                                                                              ----------      ----------
       Total liabilities and stockholders' equity .........................   $  726,174      $  722,667
                                                                              ==========      ==========

  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  Three Months Ended December 31,
                                                                  -------------------------------
                                                                       2002             2003
                                                                  -------------     ------------
                                                                            (Unaudited)
Revenues .....................................................     $    348,577     $    359,843
Cost of services .............................................          297,221          309,232
                                                                   ------------     ------------
     Gross profit ............................................           51,356           50,611

Selling, general and administrative expenses .................           38,619           36,279
                                                                   ------------     ------------
     Income from operations ..................................           12,737           14,332
                                                                   ------------     ------------

Other (income)/expense:
     Interest expense ........................................            6,456            6,459
     Loss on sale of assets ..................................               59               10
     Other expense (income), net .............................               31             (101)
                                                                   ------------     ------------
                                                                          6,546            6,368
                                                                   ------------     ------------
Income before income taxes ...................................            6,191            7,964

Provision for income taxes ...................................            2,384            1,736
                                                                   ------------     ------------
Net income ...................................................     $      3,807     $      6,228
                                                                   ============     ============

Basic earnings per share .....................................     $       0.10     $       0.16
                                                                   ============     ============
Diluted earnings per share ...................................     $       0.10     $       0.16
                                                                   ============     ============
Shares used in the computation of earnings per share (Note 5):
     Basic ...................................................       39,447,351       38,273,416
                                                                   ============     ============
     Diluted .................................................       39,472,309       38,835,737
                                                                   ============     ============

  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                    Restricted Voting
                                 Common Stock          Common Stock           Treasury Stock
                              -------------------   ------------------   -----------------------
                                Shares     Amount     Shares    Amount     Shares        Amount
                              ----------   ------   ---------   ------   ----------    ---------
BALANCE, September 30,
   2003 ................      38,439,984   $  385   2,605,709   $   26   (2,725,793)   $ (16,361)
Issuance of stock
   (unaudited) .........              --       --          --       --        2,781           17
Issuance of restricted
   stock (unaudited) ...              --       --          --       --           --           --
Purchase of treasury
   stock (unaudited) ...              --       --          --       --     (449,200)      (3,350)
Exercise of stock
   options (unaudited)..              --       --          --       --      454,249        2,776
Non-cash compensation
   (unaudited) .........              --       --          --       --           --           --
Net income (unaudited)..              --       --          --       --           --           --
                              ----------   ------   ---------   ------   ----------    ---------
BALANCE, December 31,
   2003 (unaudited).....      38,439,984   $  385   2,605,709   $   26   (2,717,963)   $ (16,918)
                              ==========   ======   =========   ======   ==========    =========

                               Unearned     Additional    Retained        Total
                              Restricted     Earnings   Stockholders'    Paid-In
                                Stock         Capital     (Deficit)      Equity
                              ----------    ----------   -----------    ---------
BALANCE, September 30,
   2003 ................             $--    $  427,709   $  (144,202)   $ 267,557
Issuance of stock
   (unaudited) .........              --             3            --           20
Issuance of restricted
   stock (unaudited) ...          (1,992)        1,992            --           --
Purchase of treasury
   stock (unaudited) ...              --            --            --       (3,350)
Exercise of stock
   options (unaudited)..              --           100            --        2,876
Non-cash compensation
   (unaudited) .........              83            --            --           83
Net income (unaudited)..              --            --         6,228        6,228
                              ----------    ----------   -----------    ---------
BALANCE, December 31,
   2003 (unaudited).....      $   (1,909)   $  429,804   $  (137,974)   $ 273,414
                              ==========    ==========   ===========    =========

  The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Three Months Ended December 31,
                                                                                    -------------------------------
                                                                                       2002                 2003
                                                                                    ----------           ----------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................................      $    3,807           $    6,228
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Provision for allowance for doubtful accounts ......................             379                 (389)
          Deferred income taxes ..............................................              --               (1,430)
          Depreciation and amortization ......................................           3,650                3,453
          Loss on sale of property and equipment .............................              59                   10
          Non-cash compensation expense ......................................              --                   83
          Gain on divestiture ................................................             (26)                  --
          Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
          (Increase) decrease in:
               Accounts receivable ...........................................           8,401                8,962
               Inventories ...................................................             873               (2,174)
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ..............             105                 (970)
               Prepaid expenses and other current assets .....................             (27)                 353
               Other noncurrent assets .......................................             429                  673
          Increase (decrease) in:
               Accounts payable and accrued expenses .........................         (10,075)              (8,330)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ........................          (6,101)                 154
               Other current liabilities .....................................             167                   --
               Other noncurrent liabilities ..................................           1,612                   34
                                                                                    ----------           ----------
                    Net cash provided by operating activities ................           3,253                6,427
                                                                                    ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ............................           1,056                  223
     Purchases of property and equipment .....................................          (2,529)              (1,745)
     Investments in securities ...............................................              --                 (400)
     Sale of business ........................................................           1,084                   --
                                                                                    ----------           ----------
                    Net cash used in investing activities ....................            (389)              (1,922)
                                                                                    ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ..............................................................               5                   40
     Repayments of debt ......................................................         (15,835)                (139)
     Purchase of treasury stock ..............................................            (769)              (3,350)
     Proceeds from exercise of stock options .................................              --                2,876
     Proceeds from issuance of stock .........................................              18                   20
                                                                                    ----------           ----------
                    Net cash used in financing activities ....................         (16,581)                (553)
                                                                                    ----------           ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................         (13,717)               3,952
CASH AND CASH EQUIVALENTS, beginning of period ...............................          32,779               40,201
                                                                                    ----------           ----------
CASH AND CASH EQUIVALENTS, end of period .....................................      $   19,062           $   44,153
                                                                                    ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...........................................................      $      277           $      210
          Income taxes .......................................................      $       --           $       --

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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2003, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in the Company's revenue recognition of construction in progress, fair value assumptions in analyzing goodwill impairment, allowance for doubtful accounts receivable, realizability of deferred tax assets and self-insured claims liability.

GOODWILL

The Company evaluates goodwill annually during its first fiscal quarter absent any impairment indicators requiring more frequent impairment tests. Accordingly, the Company performed its annual impairment test on October 1, 2003 and determined that there was no impairment of recorded goodwill.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The results of the Company's operations, particularly from residential construction, are seasonal, dependant upon weather trends, with typically higher revenues generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of its business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. The Company's service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company's volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by gross margins for both bid and negotiated projects, the timing of new construction projects and any acquisitions. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 31, 2004. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has minority interests in two firms, EnerTech Capital Partners II, L.P. and Energy Photovoltaics, Inc., and a joint venture that may fall under this interpretation. The Company does not believe the adoption of this statement will have a material impact on its results of operations or financial position.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25 (See Note 7).

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for IES' stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123, "Accounting for Stock-Based Compensation" for the three months ended December 31, 2002 and 2003 (in thousands, except for per share data):

                                                   THREE MONTHS ENDED DECEMBER 30,
                                                   -------------------------------
                                                       2002              2003
                                                   ------------       ----------
Net income, as reported..........................  $      3,807       $     6,228
Add: Stock-based employee compensation expense
   included in reported net income, net of
   related tax effects...........................            --                50
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects.......................................           377               371
                                                   ------------       -----------
Pro forma net income for SFAS
    No.123.......................................  $      3,430       $     5,907
                                                   ============       ===========

Earnings per share:
   Basic - as reported...........................  $       0.10       $      0.16
   Basic - pro forma for SFAS No. 123............  $       0.09       $      0.15

Earnings per share:
   Diluted - as reported.........................  $       0.10       $      0.16
   Diluted - pro forma for SFAS No. 123..........  $       0.09       $      0.15

2.       BUSINESS COMBINATIONS

Acquisition

On February 27, 2003, the Company purchased the assets of Riviera Electric LLC, an electrical contractor located in the state of Colorado, out of a bankruptcy auction of a prior competitor. The total consideration paid in this transaction was approximately $2.7 million, comprised entirely of cash, net of cash acquired. The fair value of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced to zero. The accompanying balance sheet includes allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value and is subject to final adjustment during the second fiscal quarter of the year ended September 30, 2004. The purchase price was allocated as follows (amounts in thousands):

Accounts receivable, net....................................       $  11,643
Retention...................................................           3,884
Costs and estimated earnings in excess of billings
     on uncompleted projects and other......................             922
Less: Accounts payable and accrued expenses.................         (10,214)
Less: Billings in excess of costs and estimated
     earnings on uncompleted projects and other.............          (3,512)
                                                                   ---------

Cash paid, net of cash acquired.............................       $   2,723
                                                                   =========

The unaudited pro forma data presented below reflect the results of operations of IES and the acquisition of Riviera Electric LLC assuming the transaction was completed on October 1, 2002 (in thousands):

                                        Three Months
                                           Ended
                                        December 31,
                                        ------------
                                            2002
                                        ------------
Revenues.........................        $ 367,629
Net income.......................        $   4,010

Basic earnings per share.........        $    0.10
Diluted earnings per share.......        $    0.10

The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to reductions in general and administrative expenses for contractually agreed reductions in compensation programs and additional income tax expense based on the Company's effective income tax rate. The unaudited pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on October 1, 2002, and are not necessarily representative of the Company's results of operations for any future period.

Divestiture

On October 8, 2002, the Company sold all of the stock of one of its operating companies. The proceeds from the sale were $1.1 million in cash and 70,330 shares of the Company's common stock. The Company recorded a pre-tax gain of less than $0.1 million associated with this sale that is recorded in other income.

In connection with the disposition discussed above, the net pre-tax gain was determined as follows for the quarter ended December 31, 2002 (in thousands):

Book value of assets divested................  $      1,830
Liabilities divested.........................          (502)
                                               ------------
    Net assets divested......................         1,328
                                               ------------
Cash received................................         1,084
Common stock received........................           270
                                               ------------
    Total consideration received.............         1,354
                                               ------------
    Pre-tax gain.............................  $         26
                                               ============

3.       RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002 and presented these charges as a separate component of the Company's results of operations for the period then ended. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. The Company believes the reduction of these personnel resulted in annual savings of approximately $4.1 million in salaries and benefits. During the three months ended December 31, 2003, the Company reached agreements on the remaining payments required under the restructuring agreements and reduced the restructuring accrual by $0.4 million, which is included as a reduction in selling, general and administrative expenses. At December 31, 2003, approximately $0.5 million of these charges that relate to two individuals have not been paid and were included in accounts payable and accrued expenses. The Company anticipates making the remaining scheduled payments accrued under this restructuring during the fiscal year ending September 30, 2004.

4.       DEBT

Credit Facility

On May 27, 2003, the Company amended its $150.0 million revolving credit facility to a $125.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditures, acquisitions and other corporate purposes that matures May 22, 2006, as amended (the "Credit Facility"). Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the Company and those subsidiaries. Borrowings under the Credit Facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The Credit Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts the ability of the Company to repurchase shares of common stock or to retire its Senior Subordinated Notes, restricts the ability of the Company to incur other indebtedness and requires the Company to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. For more information regarding the covenants to its Credit Facility, as amended, see the Company's filing on Form 8-K dated May 28, 2003. The Company was in compliance with the financial covenants of its Credit Facility, as amended, at December 31, 2003. As of December 31, 2003, the Company had no borrowings outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $30 million, $0.4 million of other borrowings and available borrowing capacity under its Credit Facility of $95.0 million.

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

Debt consists of the following (in thousands):


                                                                                     September            December
                                                                                      30, 2003            31, 2003
                                                                                      --------            --------
Senior Subordinated Notes, due February 1, 2009, bearing                                   137,885             137,885
      interest at 9.375% with an effective interest rate of 9.50%..............
Senior Subordinated Notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00%.............            110,000             110,000
Other..........................................................................                451                 355
                                                                                 -----------------      --------------
      Total debt...............................................................            248,336             248,240
Less - short-term debt and current maturities of long-term debt................               (256)               (186)
Less - unamortized discount on Senior Subordinated Notes.......................             (3,198)             (3,048)
Add - fair value of terminated interest rate hedge.............................              3,240               3,087
                                                                                 -----------------      --------------
      Total long-term debt.....................................................  $         248,122      $      248,093
                                                                                 =================      ==============

5.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 2002 and 2003 (in thousands, except share information):

                                                                Three Months Ended December 31,
                                                                -------------------------------
                                                                    2002                 2003
                                                              ----------------      --------------
Numerator:
    Net income............................................    $          3,807      $        6,228
                                                              ================      ==============

Denominator:
    Weighted average shares outstanding - basic...........          39,447,351          38,273,416

    Effect of dilutive stock options......................              24,958             562,321
                                                              ----------------      --------------
    Weighted average shares outstanding - diluted.........          39,472,309          38,835,737
                                                              ================      ==============
Earnings per share:
    Basic.................................................    $           0.10      $         0.16
    Diluted...............................................    $           0.10      $         0.16

For the three months ended December 31, 2002 and 2003, stock options of 5.4 million and 2.3 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

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

Segment information for the three months ended December 31, 2002 and 2003 is as follows (in thousands):

                                                            THREE MONTHS ENDED DECEMBER 31, 2002
                                                 ----------------------------------------------------------
                                                  COMMERCIAL/
                                                  INDUSTRIAL       RESIDENTIAL       OTHER          TOTAL
                                                  ----------       -----------       -----          -----
Revenues.....................................    $     271,634     $    76,943     $       -     $   348,577
Cost of services.............................          237,277          59,944             -         297,221
                                                 -------------     -----------     ---------     -----------
Gross profit.................................           34,357          16,999             -          51,356

Selling, general and administrative..........           25,258           8,699         4,662          38,619
                                                 -------------     -----------     ---------     -----------
Operating income.............................    $       9,099     $     8,300     $  (4,662)    $    12,737
                                                 =============     ===========     =========     ===========

Other data:
Depreciation expense.........................    $       2,920     $       260     $     470     $     3,650
Capital expenditures.........................            1,280             252           997           2,529
Total assets.................................          492,839         104,853        96,005         693,697

                                                            THREE MONTHS ENDED DECEMBER 31, 2002
                                                 ----------------------------------------------------------
                                                  COMMERCIAL/
                                                  INDUSTRIAL        RESIDENTIAL       OTHER          TOTAL
                                                  ----------        -----------       -----          -----
Revenues.....................................    $     288,195     $    71,648     $       -     $   359,843
Cost of services.............................          252,571          56,661             -         309,232
                                                 -------------     -----------     ---------     -----------
Gross profit.................................           35,624          14,987             -          50,611

Selling, general and administrative..........           22,719           8,332         5,228          36,279
                                                 -------------     -----------     ---------     -----------
Operating income.............................    $      12,905     $     6,655     $  (5,228)    $    14,332
                                                 =============     ===========     =========     ===========

Other data:
Depreciation expense.........................    $       2,628     $       278     $     547     $     3,453
Capital expenditures.........................              817             302           626           1,745
Total assets.................................          498,253         109,254       115,160         722,667

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

In December 2003, the Company granted a restricted stock award of 242,295 shares under its 1999 Plan to certain employees. This award will vest in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which will be recognized as compensation expense over the related two year vesting period. During the three months ended

December 31, 2003, the Company amortized $0.1 million to expense in connection with this award.

8.       COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect the Company, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.

Some of the Company's customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date, the Company has not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At December 31, 2003, $1.6 million of the Company's outstanding letters of credit were to collateralize its customers.

Some of the underwriters of the Company's casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2003, $28.4 million of the Company's outstanding letters of credit were to collateralize its insurance programs.

Many of the Company's customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company's bond. The Company's relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on the Company's behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company's behalf. As of December 31, 2003, the Company's cost to complete projects covered by surety bonds was approximately $226 million.

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2003, the Company had invested $3.1 million under its commitment to EnerTech.

At December 31, 2003, the Company had reserves of $27.2 million recorded in other noncurrent liabilities for tax positions adopted that a taxing authority may view differently. The Company believes these reserves are adequate in the event the positions are not ultimately upheld. The timing of the payments of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1.

This report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and the effects of seasonality. The foregoing and other factors are discussed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended September 30, 2003.

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in the Note 2 of "Notes to Consolidated Financial Statements" of our Annual report on Form 10-K for the year ended September 30, 2003 and at relevant sections in this discussion and analysis.

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

We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service and time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

We are insured for workers' compensation, automobile liability, general liability and employee-related health care claims, subject to large deductibles. Our general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2003, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

The following table presents selected unaudited historical financial information for the three months ended December 31, 2002 and 2003.

                                                                     Three Months Ended December 30,
                                                              --------------------------------------------
                                                                  2002          %           2003        %
                                                                  ----         ---          ----       ---
                                                                              (dollars in millions)
Revenues.................................................     $      348.6     100%     $    359.8    100%
Cost of services (including depreciation)................            297.2      85%          309.2     86%
                                                              ------------     ---      ---------     ---
        Gross profit.....................................             51.4      15%           50.6     14%
Selling, general & administrative expenses...............             38.6      11%           36.3     10%
                                                              ------------     ---      ----------    ---
        Income from operations...........................             12.8       4%           14.3      4%
Interest and other expense, net..........................              6.6       2%            6.4      2%
                                                              ------------     ---      ----------    ---
Income before income taxes...............................              6.2       2%            7.9      2%
Provision for income taxes...............................              2.4       1%            1.7      0%
                                                              ------------     ---      ----------    ---
        Net income.......................................     $        3.8       1%     $      6.2      2%
                                                              ============     ===      ==========    ===

REVENUES

                                                   PERCENT OF TOTAL REVENUES
                                                 -------------------------------
                                                 THREE MONTHS ENDED DECEMBER 30,
                                                 -------------------------------
                                                       2002           2003
                                                       ----           ----
Commercial and Industrial                               78%            80%
Residential                                             22%            20%
                                                        --             --

Total Company                                          100%           100%
                                                       ===            ===

Total revenues increased $11.2 million, or 3%, from $348.6 million for the three months ended December 31, 2002, to $359.8 million for the three months ended December 31, 2003. This increase in revenues is primarily the result of $12.4 million of revenues due to an acquisition that was included in the results of operations for the three months ended December 31, 2003 but was not owned by us during the three months ended December 31, 2002. Revenues were further increased by a shift in the type of contract work performed from small service and communications work to larger industrial project work. This shift in the type of work performed decreased our service and communications revenues by approximately $8.1 million, but increased industrial revenues by approximately $11.0 million. These increases were countered by a $5.3 million decline in residential work, particularly in the multi-family sector, due to market contractions.

Commercial and industrial revenues increased $16.6 million, or 6%, from $271.6 million for the three months ended December 31, 2002, to $288.2 million for the three months ended December 31, 2003. This increase in revenues is primarily the result of $12.4 million of revenues due to an acquisition that was included in the results of operations for the three months ended December 31, 2003 but was not owned by us during the three months ended December 31, 2002. Commercial and Industrial revenues were further increased by a $8.1 million increase in work performed on industrial contracts, primarily for distribution, military and airport work, offset by a decline in utility work. This increase was offset by a decline in per-call service work telecom and line work on communications projects.

Residential revenues decreased $5.3 million, or 7%, from $77.0 million for the three months ended December 31, 2002, to $71.7 million for the three months ended December 31, 2003, primarily as a result of a decline in single-family residential work performed in Florida.

GROSS PROFIT

                                              SEGMENT GROSS PROFIT MARGINS
                                             AS A PERCENT OF SEGMENT REVENUES
                                            ---------------------------------
                                             THREE MONTHS ENDED DECEMBER 30,
                                            ---------------------------------
                                                 2002            2003
                                                 ----            ----
Commercial and Industrial                         13%             12%
Residential                                       22%             21%
                                                  --              --

Total Company                                     15%             14%
                                                  ==              ==

Gross profit decreased $0.8 million, or 1%, from $51.4 million for the three months ended December 31, 2002, to $50.6 million for the three months ended December 31, 2003. Gross profit margin as a percentage of revenues decreased from 15% for the three months ended December 31, 2002, to 14% for the three months ended December 31, 2003. The decline in gross margin during the three months ended December 31, 2003 was due to the shift in type of commercial and industrial work performed and due to the increased competition for available residential work.

Commercial and industrial gross profit increased $1.3 million, or 4%, from $34.3 million for the three months ended December 31, 2002, to $35.6 million for the three months ended December 31, 2003. Commercial and industrial gross profit margin as a percentage of revenues decreased from 13% for the three months ended December 31, 2002, to 12% for the three months ended December 31, 2003. The increase in commercial and industrial gross profit was due to higher revenues earned year over year as discussed above and due to a shift in the type of commercial and industrial work performed during the three months ended December 31, 2003. We were awarded $87.1 million in larger project work during the year ended September 30, 2003, particularly industrial contracts in excess of $1.0 million. These larger projects, which were a source of revenues during the three months ended December 31, 2003, produce gross profits but tend to earn lower gross margins as a percentage of revenue due to the competitive bidding procedures in place to be awarded this type of work. The shift of project work from small projects such as the service and maintenance work to larger projects in excess of $1.0 million impacted gross profits by approximately $0.8 million.

Residential gross profit decreased $2.0 million, or 12%, from $17.0 million for the three months ended December 31, 2002, to $15.0 million for the three months ended December 31, 2003. Residential gross profit margin as a percentage of revenues decreased from 22% for the three months ended December 31, 2002, to 21% for the three months ended December 31, 2003. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased costs incurred due to the increased price of copperwire during the three months ended December 31, 2003 and increased competition for available work. We believe record low interest rates during recent years is driving demand for new homes. The sustained high level of residential construction has increased the number of service providers in the sector, resulting in increased pricing pressure for available work, particularly affecting our operating units that perform limited amounts of residential work in addition to their commercial and industrial contract expertise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2.3 million, or 6%, from $38.6 million for the three months ended December 31, 2002, to $36.3 million for the three months ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenues decreased one percentage point from 11% for the three months ended December 31, 2002 to 10% for the three months ended December 31, 2003. This decrease primarily results from an organizational restructuring that occurred during the last two years where we streamlined our administrative cost structure, yielding savings of approximately $3.6 million in salaries and benefits. The decrease also reflects a $0.4 million release of accrued restructuring charges for one individual that settled during the three months ended December 31, 2003 and a $0.6 million decrease in bad debt expense during the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

INCOME FROM OPERATIONS

Income from operations increased $1.5 million, or 12%, from $12.8 million for the three months ended December 31, 2002, to $14.3 million for the three months ended December 31, 2003. This increase in income from operations was primarily attributed to a $11.2 million increase in revenues earned year over year, a $2.3 million decrease in selling, general and administrative expenses, offset by a one percentage point decrease in gross profit earned on those revenues as discussed.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net, decreased $0.2 million, or 3%, from $6.6 million for the three months ended December 31, 2002, to $6.4 million for the three months ended December 31, 2003. This decrease in net interest and other expense was primarily attributed to income generated by our captive insurance subsidiary during the three months ended December 31, 2003.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 38.5% for the three months ended December 31, 2002 to 21.8% for the three months ended December 31, 2003. This decrease is attributable to the release of $1.4 million of tax effected valuation allowances that were included in the tax provision during the three months ended December 31, 2003. We released these valuation allowances because we believe that we will now realize a portion of the deferred tax assets for which they were established. Without the impact of these valuation allowance releases, our effective tax rate was 39.75% for the three months ended December 31, 2003. This increase in our effective tax rate from 38.5% for the three months ended December 31, 2002 to 39.75% for the three months ended December 31, 2003 is attributable to an increase in state net operating loss valuation allowances and additional reserves for potential tax liability related to tax return filing positions taken by the Company.

WORKING CAPITAL

                                                                                           SEPTEMBER               DECEMBER
                                                                                           30, 2003                31, 2003
                                                                                      -------------------     -----------------
CURRENT ASSETS:
      Cash and cash equivalents.................................................         $    40,201              $  44,153
      Accounts receivable:
          Trade, net of allowance of $5,425 and $4,238 respectively.............             245,618                236,862
          Retainage.............................................................              68,789                 68,829
          Related party.........................................................                  67                     36
      Costs and estimated earnings in excess of billings on
       uncompleted contracts....................................................              48,256                 49,226
      Inventories...............................................................              20,473                 22,647
      Prepaid expenses and other current assets.................................              23,319                 24,728
                                                                                         -----------              ---------
              Total current assets..............................................         $   446,723              $ 446,481
                                                                                         -----------              ---------

CURRENT LIABILITIES:
      Current maturities of long-term debt......................................         $       256              $     186
      Accounts payable and accrued expenses.....................................             138,143                126,905
      Billings in excess of costs and estimated earnings on
       uncompleted contracts....................................................              41,913                 42,067
                                                                                         -----------              ---------
              Total current liabilities.........................................         $   180,312              $ 169,158
                                                                                         -----------              ---------

      Working capital...........................................................         $   266,411              $ 277,323
                                                                                         ===========              =========

Total current assets decreased $0.2 million, or 0%, from $446.7 million as of September 30, 2003 to $446.5 million as of December 31, 2003. This decrease is primarily the result of a $8.8 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress. Working capital was increased by a $4.0 million increase in cash and cash equivalents due to $6.4 million in cash provided by operations during the three months ended December 31, 2003, offset by $1.9 million in cash used in investing activities and $0.5 million used in financing activities. See "Liquidity and Capital Resources" below for further information. Current assets were further increased by a $2.2 million increase in inventories due to the timing of installation of purchased materials for certain projects in progress during the three months ended December 31, 2003.

Total current liabilities decreased $11.1 million, or 6%, from $180.3 million as of September 30, 2003 to $169.2 million as of December 31, 2003. This decrease is primarily the result of a $11.2 million decrease in accounts payable and accrued expenses due to the timing of payments made.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash and cash equivalents of $44.2 million, working capital of $277.3 million, no outstanding borrowings under our credit facility, $30.0 million of letters of credit outstanding, and available capacity under our credit facility of $95.0 million. The amount outstanding under our senior subordinated notes was $247.9 million. All debt obligations are on our balance sheet.

During the three months ended December 31, 2003, we generated $6.4 million of net cash from operating activities. This net cash provided by operating activities was comprised of net income of $6.2 million, increased by $1.7 million of non-cash charges related primarily to depreciation expense,offset by the reversal of deferred income taxes and further increased by changes in working capital. Working capital changes consisted of an $9.0 million decrease in trade accounts receivable, net, due to the timing of collections. Working capital changes also included a $2.2 million increase in inventory and an $8.3 million decrease in accounts payable and accrued expenses as a result of the timing of payments made, with the balance of the change due to other working capital changes. Net cash used in investing activities was $1.9 million, consisting primarily of $1.7 million used for capital expenditures and $0.4 million invested in securities, offset by $0.2 million in proceeds from the sale of fixed assets. Net cash used in financing activities was $0.5 million, resulting primarily from $3.4 million used in the acquisition of treasury stock, offset by $2.9 million received from the exercise of stock options.

On May 27, 2003, we amended our $150.0 million revolving credit facility to a $125.0 million revolving credit facility with a syndicate of lending institutions to be used for working capital, capital expenditure, acquisitions and other corporate purposes that matures May 22, 2006, as amended. Amounts borrowed under the credit facility bear interest at an annual rate equal to either (a) the London interbank offered rate (LIBOR) plus 1.75 percent to 3.50 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the higher of (i) the bank's prime rate or (ii) the Federal funds rate plus 0.50 percent plus an additional 0.25 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the credit facility. Our existing and future subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by the capital stock of those subsidiaries and the accounts receivable of the company and those subsidiaries. Borrowings under the credit facility are limited to 66 2/3% of outstanding receivables (as defined in the agreement). The credit facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends on the common stock, restricts our ability to repurchase shares of common stock or to retire senior subordinated notes, restricts our ability to incur other indebtedness and requires us to comply with various affirmative and negative covenants including certain financial covenants. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio and a minimum interest coverage ratio. For more information regarding the covenants to our credit facility, as amended, see our filing on Form 8-K dated May 28, 2003. We were in compliance with the financial covenants of our credit facility, as amended, at December 31, 2003. As of January 27, 2004, we had no outstanding borrowings on our credit facility.

On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The offering completed on May 29, 2001 yielded $117.0 million in proceeds, net of a $4.2 million discount and $3.9 million in offering costs. The proceeds from the May 29, 2001 offering were used primarily to repay amounts outstanding under our credit facility. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. At December 31, 2003, we had $247.9 million in outstanding senior subordinated notes.

We utilized approximately $2.7 million cash, net of cash acquired, to purchase Riviera Electric LLC in Denver, Colorado on February 27, 2003.

All of our operating income and cash flows are generated by our wholly owned subsidiaries, which are the subsidiary guarantors of our outstanding senior subordinated notes. We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. Our parent holding company's independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the senior subordinated notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

Other Commitments. As is common in our industry, we have entered into certain off balance sheet arrangements that expose us to increased risk. Our significant off balance sheet transactions include liabilities associated with noncancelable operating leases, letter of credit obligations and surety guarantees.

We enter into noncancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may determine to cancel or terminate a lease before the end of its term. Typically, we are liable to the lessor for various lease cancellation or termination costs and the difference between the then fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date, we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At December 31, 2003, $1.6 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance programs require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2003, $28.4 million of our outstanding letters of credit were to collateralize our insurance programs.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our surety is such that we will indemnify the surety for any expenses it incurs in connection with any of the bonds it issues on our behalf. To date, we have not incurred significant expenses to indemnify our surety for expenses it incurred on our behalf. As of December 31, 2003, our cost to complete projects covered by surety bonds was approximately $226 million.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2003, we had invested $3.1 million under our commitment to EnerTech.

Our future contractual obligations include (in thousands):

                                       LESS THAN
                                        ONE YEAR      2004       2005        2006        2007        THEREAFTER       TOTAL
                                       ----------  ----------  ----------  ----------  ----------  --------------  -----------
Debt and capital lease obligations...   $    186    $    127     $    20    $      8    $     14     $  247,885     $ 248,240
Operating lease obligations..........   $ 11,679    $ 10,903     $ 6,967    $  4,531    $  3,026     $    1,751     $  38,857

Our other commercial commitments expire as follows (in thousands):

                                       LESS THAN
                                        ONE YEAR       2004       2005        2006        2007       THEREAFTER       TOTAL
                                       ----------  ----------  ----------  ----------  ----------  --------------  -----------
Standby letters of credit............   $ 30,004    $   --      $   --      $   --      $   --      $    --         $  30,004
Other commercial commitments.........   $     --    $   --      $   --      $   --      $   --      $ 1,900 (1)     $   1,900

(1) Balance of investment commitment in EnerTech.

Outlook. The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we continue to take steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. Although we have seen signs of improvement in our quarter ended December 30, 2003, the economic outlook for the remainder of fiscal 2004 is still somewhat uncertain. We expect earnings per share in the second quarter of fiscal 2004 to range between $0.10 and $0.15 per share. For the year ended September 30, 2004, we expect earnings to range between $0.55 and $0.75 per share.

We expect to generate cash flow from operations. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that our cash flow from operations will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures of approximately $12 million for the fiscal year ended September 30, 2004. Our ability to generate cash flow from operations is dependent on many factors, including demand for our products and services, the availability of work at margins acceptable to us and the ultimate collectibility of our receivables. See "Disclosure Regarding Forward-Looking Statements" contained in our annual report for the year ended September 30, 2003, filed on Form 10-K with the Securities and Exchange Commission.

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

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 31, 2004. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have minority interests in two firms, EnerTech Capital Partners II, L.P. and Energy Photovoltaics, Inc., and a joint venture that may fall under this interpretation. The adoption of this statement does not have a material impact on our results of operations or financial position.

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2003:

                                                 2004         2005        2006       2007         2008    THEREAFTER      TOTAL
                                              ----------  ----------  ----------  ----------  ----------  -----------  -----------
Liabilities-Debt:

    Fixed Rate (senior subordinated notes)..   $    --     $    --     $   --      $    --     $    --     $247,885     $ 247,885
    Interest Rate ..........................     9.375%      9.375%     9.375%       9.375%      9.375%       9.375%        9.375%

Fair Value of Debt:
    Fixed Rate                                                                                                          $ 260,279

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS

        31.1 Certification of Herbert R. Allen, Chief Executive Officer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

        31.2 Certification of William W. Reynolds, Chief Financial Officer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

        32.1 Certification of Herbert R. Allen, Chief Executive Officer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

        32.2 Certification of William W. Reynolds, Chief Financial Officer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     B. REPORTS ON FORM 8-K

        On October 24, 2003, the Company filed an amendment to its 8-K filed May 12, 2003 on Form 8-K/A.

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

                                        INTEGRATED ELECTRICAL SERVICES, INC.

Date: January 29, 2004                  By: /s/ William W. Reynolds
                                            ----------------------------------
                                            William W. Reynolds
                                            Executive Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS                       DESCRIPTION OF EXHIBITS
  31.1      Certification of Herbert R. Allen, Chief Executive Officer,
            pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

  31.2 Certification of William W. Reynolds, Chief Financial Officer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

  32.1 Certification of Herbert R. Allen, Chief Executive Officer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

  32.2 Certification of William W. Reynolds, Chief Financial Officer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.