Form 10-Q
period 2004-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2004-04-30
CIK 1048268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of April 29, 2004 of the issuer's common stock was 36,151,909 and of the issuer's restricted voting common stock was 2,605,709.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 and
              March 31, 2004.......................................................................       2
         Consolidated Statements of Operations for the six months ended
              March 31, 2003 and 2004..............................................................       3
         Consolidated Statements of Operations for the three months ended
              March 31, 2003 and 2004..............................................................       4
         Consolidated Statement of Stockholders' Equity for the six months ended
              March 31, 2004.......................................................................       5
         Consolidated Statements of Cash Flows for the six months ended
              March 31, 2003 and 2004..............................................................       6
         Consolidated Statements of Cash Flows for the three months ended
              March 31, 2003 and 2004..............................................................       7
         Condensed Notes to Consolidated Financial Statements......................................       8

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................      19

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......................      32

     Item 4.      Controls and Procedures..........................................................      33

PART II.          OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders..............................      34

     Item 6.      Exhibits and Reports on Form 8-K.................................................      35

     Signatures ...................................................................................      36

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                             September 30,         March 31,
                                                                                                 2003                2004
                                                                                                 ----                ----
                                                                                               (Audited)          (Unaudited)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...........................................................          $  40,201           $  19,043
Accounts receivable:
    Trade, net of allowance of $5,425 and $3,764 respectively .......................            245,618             227,343
    Retainage .......................................................................             68,789              68,974
    Related party ...................................................................                 67                  36
Costs and estimated earnings in excess of billings on
    uncompleted contracts ...........................................................             48,256              52,601
Inventories .........................................................................             20,473              23,817
Prepaid expenses and other current assets ...........................................             23,319              26,526
                                                                                               ---------           ---------
    Total current assets ............................................................            446,723             418,340

PROPERTY AND EQUIPMENT, net .........................................................             52,697              48,734
GOODWILL, net .......................................................................            197,884             197,884
OTHER NON-CURRENT ASSETS ............................................................             28,870              31,530
                                                                                               ---------           ---------
       Total assets .................................................................          $ 726,174           $ 696,488
                                                                                               =========           =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt ................................................          $     256           $   7,286
Accounts payable and accrued expenses ...............................................            138,143             121,748
Billings in excess of costs and estimated earnings on
    uncompleted contracts ...........................................................             41,913              37,095
                                                                                               ---------           ---------
    Total current liabilities .......................................................            180,312             166,129

LONG-TERM BANK DEBT, net of current maturities ......................................                  -              42,857
OTHER LONG-TERM DEBT, net of current maturities .....................................                195                 110
SENIOR SUBORDINATED NOTES, net ......................................................            247,927             173,244
OTHER NON-CURRENT LIABILITIES .......................................................             30,183              33,081
                                                                                               ---------           ---------
       Total liabilities ............................................................            458,617             415,421
                                                                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued and outstanding ..................................................                  -                   -
    Common stock, $.01 par value, 100,000,000 shares authorized,
       38,439,984 shares issued .....................................................                385                 385
    Restricted voting common stock, $.01 par value, 2,605,709 shares
       issued, authorized and outstanding ...........................................                 26                  26
    Treasury stock, at cost, 2,725,793 and 2,299,076 shares, respectively ...........            (16,361)            (14,562)
    Unearned restricted stock .......................................................                  -              (1,660)
    Additional paid-in capital ......................................................            427,709             429,307
    Retained deficit ................................................................           (144,202)           (132,429)
                                                                                               ---------           ---------
       Total stockholders' equity ...................................................            267,557             281,067
                                                                                               ---------           ---------
       Total liabilities and stockholders' equity ...................................          $ 726,174           $ 696,488
                                                                                               =========           =========

    The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                            Six Months Ended March 31,
                                                                            --------------------------
                                                                           2003                   2004
                                                                        ------------           ------------
                                                                                    (Unaudited)
Revenues .....................................................          $    691,712           $    703,692
Cost of services .............................................               591,251                605,196
                                                                        ------------           ------------
     Gross profit ............................................               100,461                 98,496

Selling, general and administrative expenses .................                76,079                 71,359
                                                                        ------------           ------------
     Income from operations ..................................                24,382                 27,137
                                                                        ------------           ------------

Other (income)/expense:
     Interest expense ........................................                12,799                 13,015
     (Gain)/loss on sale of assets ...........................                   (30)                   147
     Other expense (income), net .............................                   (55)                 4,865
                                                                        ------------           ------------
                                                                              12,714                 18,027
                                                                        ------------           ------------
Income before income taxes ...................................                11,668                  9,110

Provision/(benefit) for income taxes .........................                 4,492                 (2,663)
                                                                        ------------           ------------
Net income ...................................................          $      7,176           $     11,773
                                                                        ============           ============

Basic earnings per share .....................................          $       0.18           $       0.31
                                                                        ============           ============

Diluted earnings per share ...................................          $       0.18           $       0.30
                                                                        ============           ============

Shares used in the computation of earnings per share (Note 5):
     Basic ...................................................            39,388,158             38,408,067
                                                                        ============           ============
     Diluted .................................................            39,423,220             39,013,887
                                                                        ============           ============

    The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                            Three  Months Ended March 31,
                                                                        ----------------------------------
                                                                           2003                   2004
                                                                        ------------           ------------
                                                                                    (Unaudited)
Revenues .....................................................          $    343,135           $    343,849
Cost of services .............................................               294,030                295,964
                                                                        ------------           ------------
     Gross profit ............................................                49,105                 47,885

Selling, general and administrative expenses .................                37,460                 35,081
                                                                        ------------           ------------
     Income from operations ..................................                11,645                 12,804
                                                                        ------------           ------------
Other (income)/expense:
     Interest expense ........................................                 6,343                  6,555
     (Gain)/loss on sale of assets ...........................                   (89)                   137
     Other expense (income), net .............................                   (86)                 4,966
                                                                        ------------           ------------
                                                                               6,168                 11,658
                                                                        ------------           ------------
Income before income taxes ...................................                 5,477                  1,146

Provision/(benefit) for income taxes .........................                 2,108                 (4,399)
                                                                        ------------           ------------
Net income ...................................................          $      3,369           $      5,545
                                                                        ============           ============

Basic earnings per share .....................................          $       0.09           $       0.14
                                                                        ============           ============

Diluted earnings per share ...................................          $       0.09           $       0.14
                                                                        ============           ============

Shares used in the computation of earnings per share (Note 5):
     Basic ...................................................            39,327,623             38,544,198
                                                                        ============           ============
     Diluted .................................................            39,372,367             39,242,461
                                                                        ============           ============

    The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                           Restricted Voting
                                             Common Stock                     Common Stock                    Treasury Stock
                                      --------------------------      --------------------------       ---------------------------
                                        Shares          Amount          Shares          Amount           Shares           Amount
                                      ----------      ----------      ---------       ----------       ----------       ----------
BALANCE, September 30,
 2003 ..........................      38,439,984      $      385       2,605,709      $       26       (2,725,793)      $  (16,361)
Issuance of stock
 (unaudited) ...................               -               -               -               -            4,926               30
Issuance of restricted
 stock (unaudited) .............               -               -               -               -                -                -
Purchase of treasury
 stock (unaudited) .............               -               -               -               -         (549,200)          (4,340)
Issuance of stock under
 employee stock
 purchase plan
 (unaudited) ...................                                                                          199,438            1,290
Exercise of stock
 options (unaudited) ...........               -               -               -               -          771,553            4,819
Non-cash compensation
 (unaudited) ...................               -               -               -               -                -                -
Net income (unaudited) .........               -               -               -               -                -                -
                                      ----------      ----------      ----------      ----------       ----------       ----------
BALANCE, March 31,
 2004 (unaudited) ..............      38,439,984      $      385       2,605,709      $       26       (2,299,076)      $  (14,562)
                                      ==========      ==========      ==========      ==========       ==========       ==========

                                             Unearned        Additional       Retained          Total
                                            Restricted        Earnings      Stockholders'      Paid-In
                                               Stock          Capital        (Deficit)         Equity
                                            ----------       ----------      ----------       ----------
BALANCE, September 30,
 2003 ..........................            $        -         $427,709      $ (144,202)      $  267,557
Issuance of stock
 (unaudited) ...................                     -                9               -               39
Issuance of restricted
 stock (unaudited) .............                (1,992)           1,992               -                -
Purchase of treasury
 stock (unaudited) .............                     -                -               -           (4,340)
Issuance of stock under
 employee stock
 purchase plan
 (unaudited) ...................                     -             (638)              -              652
Exercise of stock
options (unaudited) ............                     -              235               -            5,054
Non-cash compensation
(unaudited) ....................                   332                -               -              332
Net income (unaudited) .........                     -                -          11,773           11,773
                                            ----------       ----------       ----------      ----------
BALANCE, March 31,
 2004 (unaudited) ..............            $   (1,660)      $  429,307      $ (132,429)      $  281,067
                                            ==========       ==========      ==========       ==========

    The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         Six Months Ended March 31,
                                                                                         --------------------------
                                                                                          2003               2004
                                                                                        --------           --------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................................          $  7,176             11,773
     Adjustments to reconcile net income to net cash
          provided by operating activities
          Provision for allowance for doubtful accounts ......................               661                 (8)
          Deferred income taxes ..............................................                 -             (6,262)
          Depreciation and amortization ......................................             7,341              6,732
          Loss (gain) on sale of property and equipment ......................               (30)               147
          Non-cash compensation expense ......................................                 -                332
          Gain on divestiture ................................................               (26)                 -
          Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
               Accounts receivable ...........................................            10,101             17,955
               Inventories ...................................................             2,075             (3,344)
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts ..............             1,297             (4,345)
               Prepaid expenses and other current assets .....................               672             (1,675)
               Other noncurrent assets .......................................               423              2,591
               Accounts payable and accrued expenses .........................            (9,098)           (13,537)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ........................            (5,982)            (4,818)
               Other current liabilities .....................................               362                 50
               Other noncurrent liabilities ..................................             2,998              1,433
                                                                                        --------           --------
                    Net cash provided by operating activities ................            17,970              7,024
                                                                                        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ............................             1,540                398
     Purchases of property and equipment .....................................            (5,462)            (3,139)
     Purchases of business, net of cash acquired .............................            (2,723)                 -
     Sale of business ........................................................             1,084                  -
     Investments in securities ...............................................              (500)              (400)
                                                                                        --------           --------
                    Net cash used in investing activities ....................            (6,061)            (3,141)
                                                                                        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ..............................................................                27             50,040
     Repayments of debt ......................................................           (16,030)           (75,241)
     Purchase of treasury stock ..............................................            (3,376)            (4,340)
     Proceeds from exercise of stock options .................................                 -              5,054
     Proceeds from issuance of stock .........................................                 -                 39
     Proceeds from issuance of stock under employee stock purchase plan ......               821                652
     Payments for debt issuance costs ........................................                 -             (1,245)
                                                                                        --------           --------
                    Net cash used in financing activities ....................           (18,558)           (25,041)
                                                                                        --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................            (6,649)           (21,158)
CASH AND CASH EQUIVALENTS, beginning of period ...............................            32,779             40,201
                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, end of period .....................................          $ 26,130             19,043
                                                                                        ========             ======
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ...........................................................          $ 12,061             13,480
          Income taxes .......................................................          $      -                700

    The accompanying condensed notes to consolidated financial statements are an integral part of these financial statements.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                                 2003               2004
                                                                                                 ----               ----
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................................................          $  3,369              5,545
     Adjustments to reconcile net income to net cash
        provided by operating activities
          Provision for allowance for doubtful accounts .............................               282                381
          Deferred income taxes .....................................................                 -             (4,832)
          Depreciation and amortization .............................................             3,691              3,279
          Loss (gain) on sale of property and equipment .............................               (89)               137
          Non-cash compensation expense .............................................                 -                249
          Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
               Accounts receivable ..................................................             1,700              8,993
               Inventories ..........................................................             1,202             (1,170)
               Costs and estimated earnings in
                    excess of billings on uncompleted contracts .....................             1,192             (3,375)
               Prepaid expenses and other current assets ............................               699             (1,798)
               Other noncurrent assets ..............................................                (6)             1,918
               Accounts payable and accrued expenses ................................               959             (5,207)
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts ...............................               119             (4,972)
               Other current liabilities ............................................               195                 50
               Other noncurrent liabilities .........................................             1,386              1,399
                                                                                               --------           --------
                    Net cash provided by operating activities .......................            14,699                597
                                                                                               --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment ...................................               484                175
     Purchases of property and equipment ............................................            (2,933)            (1,394)
     Purchases of business ..........................................................            (2,723)                 -
     Investments in securities ......................................................              (500)                 -
                                                                                               --------           --------
                    Net cash used in investing activities ...........................            (5,672)            (1,219)
                                                                                               --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings .....................................................................                22             50,000
     Repayments of debt .............................................................              (195)           (75,102)
     Purchase of treasury stock .....................................................            (2,607)              (990)
     Proceeds from exercise of stock options ........................................                 -              2,178
     Proceeds from issuance of stock ................................................                 -                 19
     Proceeds from issuance of stock under employee stock purchase plan .............               821                652
     Payments for debt issuance costs ...............................................                 -             (1,245)
                                                                                               --------           --------
                    Net cash used in financing activities ...........................            (1,959)           (24,488)
                                                                                               --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................................             7,068            (25,110)
CASH AND CASH EQUIVALENTS, beginning of period ......................................            19,062             44,153
                                                                                               --------           --------
CASH AND CASH EQUIVALENTS, end of period ............................................          $ 26,130             19,043
                                                                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH
               FLOW INFORMATION:
     Cash paid for
          Interest ..................................................................          $ 11,784             13,270
          Income taxes ..............................................................          $      -                326

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

The accompanying unaudited condensed historical financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company's annual report for the year ended September 30, 2003, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

SUBSIDIARY GUARANTIES

All of the Company's operating income and cash flows are generated by its 100% owned subsidiaries, which are the subsidiary guarantors of the Company's outstanding 9 3/8% senior subordinated notes due 2009 (the "Senior Subordinated Notes"). The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The parent holding company's independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has investments in two firms, EnerTech Capital Partners II, L.P. (EnerTech) and Energy Photovoltaics, Inc. (EPV) that might fall under this interpretation. The Company determined that EPV was excepted out of the provisions of Interpretation 46 and that it was not the primary beneficiary of EnerTech and as such, the adoption of this interpretation did not have a material impact on the Company's results of operations or its financial position.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25 (See Note 7). The following table illustrates the effect on net income and earnings per share assuming the compensation costs for IES' stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123, "Accounting for Stock-Based Compensation" for the three and six months ended March 31, 2003 and 2004 (in thousands, except for per share data):

                                                            THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                                            ----------------------------  --------------------------
                                                               2003            2004          2003            2004
                                                             ---------      ---------      ---------      ---------
Net income, as reported ...............................      $   3,369      $   5,545      $   7,176      $  11,773
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects .........................              -            151              -            201
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects .........................            378            443            755            814
                                                             ---------      ---------      ---------      ---------
Pro forma net income for SFAS
    No.123 ............................................      $   2,991      $   5,253      $   6,421      $  11,160
                                                             =========      =========      =========      =========

Earnings per share:
   Basic - as reported ................................      $    0.09      $    0.14      $    0.18      $    0.31
   Basic - pro forma for SFAS No. 123 .................      $    0.08      $    0.14      $    0.16      $    0.29

Earnings per share:
   Diluted - as reported ..............................      $    0.09      $    0.14      $    0.18      $    0.30
   Diluted - pro forma for SFAS No. 123 ...............      $    0.08      $    0.13      $    0.16      $    0.29

2.       BUSINESS COMBINATIONS

Acquisition

On February 27, 2003, the Company purchased the assets of Riviera Electric LLC, an electrical contractor located in the state of Colorado, out of a bankruptcy auction of a prior competitor. The total consideration paid in this transaction was approximately $2.7 million, comprised entirely of cash, net of cash acquired. The fair value of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced to zero. The purchase price was allocated as follows (amounts in thousands):

Accounts receivable, net ........................................          $ 11,643
Retention .......................................................             3,884
Costs and estimated earnings in excess of billings
     on uncompleted projects and other ..........................               922
Less: Accounts payable and accrued expenses .....................           (10,214)
Less: Billings in excess of costs and estimated
     earnings on uncompleted projects and other .................            (3,512)
                                                                           --------

Cash paid, net of cash acquired .................................          $  2,723
                                                                           ========

The unaudited pro forma data presented below reflect the results of operations of IES and the acquisition of Riviera Electric LLC assuming the transaction was completed on October 1, 2002 (in thousands):

                                                                  Six Months
                                                                    Ended
                                                                   March 31,
                                                                 -----------
                                                                    2003
                                                                 -----------
Revenues ..............................................          $   726,377
Net income ............................................          $     8,060

Basic earnings per share ..............................          $      0.20
Diluted earnings per share ............................          $      0.20

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

In connection with the disposition discussed above, the net pre-tax gain was determined as follows for the quarter ended December 31, 2002 (in thousands):

Book value of assets divested................................    $      1,830
Liabilities divested.........................................            (502)
                                                                 -------------
    Net assets divested......................................           1,328
                                                                 ------------
Cash received................................................           1,084
Common stock received........................................             270
                                                                 ------------
    Total consideration received.............................           1,354
                                                                 ------------
    Pre-tax gain.............................................    $         26
                                                                 ============

3.       RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002 and presented these charges as a separate component of the Company's results of operations for the period then ended. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. The Company believes the reduction of these personnel resulted in annual savings of approximately $4.1 million in salaries and benefits. During the six months ended March 31, 2004, the Company settled the remaining payments required under the restructuring agreements and reduced the restructuring accrual by $0.4 million, which is included as a reduction in selling, general, and administrative expenses. As of March 31, 2004, there are no amounts accrued and unpaid as a result of the restructuring.

4.       DEBT

Credit Facility

On February 27, 2004, the Company amended and restated its $150.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. The term loan is repayable in 15 quarterly installments of $1.8 million beginning May 28, 2004, with a final installment equal to the then-unpaid principal balance of the term loan on February 27, 2008. The revolving credit facility matures February 27, 2008 (collectively, the "Credit Facility"). The proceeds from the term loan and our available cash were used to call

$75.0 million of our long term bonds. Amounts borrowed under the Credit Facility bear interest at an annual rate equal to either (a) the Eurodollar rate plus
1.75 percent to 2.75 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of
(i) the bank's prime rate or (ii) the sum of the Federal funds rate plus 0.50 percent plus an additional 0.00 percent to 0.50 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the Credit Facility. The Company's direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by a first perfected security interest in all of the assets of the Company and those subsidiaries, including all of the outstanding shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. The Company was in compliance with the financial covenants of its Credit Facility at March 31, 2004. As of March 31, 2004, the Company had $50.0 million outstanding under its Credit Facility, letters of credit outstanding under its Credit Facility of $33.7 million, $0.3 million of other borrowings and available borrowing capacity under its Credit Facility of $91.3 million.

Senior Subordinated Notes

On January 25, 1999 and May 29, 2001, the Company completed offerings of $150.0 million and $125.0 million Senior Subordinated Notes, respectively. The Senior Subordinated Notes bear interest at 9 3/8% and mature on February 1, 2009. The Company pays interest on the Senior Subordinated Notes on February 1 and August 1 of each year. The Senior Subordinated Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of the Company's subsidiaries. Under the terms of the Senior Subordinated Notes, the Company is required to comply with various affirmative and negative covenants including: (i) restrictions on additional indebtedness, and (ii) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, the Company retired approximately $27.1 million of these Senior Subordinated Notes. During the three months ended March 31, 2004, the Company called approximately $75.0 million of its Senior Subordinated Notes, paying a call premium of 4.688%, or $3.5 million. This premium was recorded as a loss in other income and expense in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

Debt consists of the following (in thousands):

                                                                                             September 30,        March 31,
                                                                                                 2003               2004
                                                                                              --------            ---------
Secured credit facility with a group of lending institutions, due February 27,
     2008, at a weighted average interest rate of 4.12% ..............................        $       -           $  50,000
Senior Subordinated Notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 9.50% ....................          137,885              62,885
Senior Subordinated Notes, due February 1, 2009, bearing
      interest at 9.375% with an effective interest rate of 10.00% ...................          110,000             110,000
Other ................................................................................              451                 253
                                                                                              ---------           ---------
      Total debt .....................................................................          248,336             223,138
Less - short-term debt and current maturities of long-term debt ......................             (256)             (7,286)
Less - unamortized discount on Senior Subordinated Notes .............................           (3,198)             (2,576)
Add - fair value of terminated interest rate hedge ...................................            3,240               2,935
                                                                                              ---------           ---------
      Total long-term debt ...........................................................        $ 248,122           $ 216,211
                                                                                              =========           =========

5.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the six months ended March 31, 2003 and 2004 (in thousands, except share information):

                                                                    Six Months Ended March 31,
                                                                    --------------------------
                                                                     2003                2004
                                                                     ----                ----
Numerator:
    Net income ........................................          $     7,176          $    11,773
                                                                 ===========          ===========

Denominator:
    Weighted average shares outstanding - basic .......           39,388,158           38,408,067
    Effect of dilutive stock options ..................               35,062              605,820
                                                                 -----------          -----------
    Weighted average shares outstanding - diluted .....           39,423,220           39,013,887
                                                                 ===========          ===========

Earnings per share:
    Basic .............................................          $      0.18          $      0.31
    Diluted ...........................................          $      0.18          $      0.30

For the six months ended March 31, 2003 and 2004, stock options of 5.3 million and 2.2 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2003 and 2004 (in thousands, except share information):

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                    2003                2004
                                                                    ----                ----
Numerator:
    Net income ........................................          $     3,369          $     5,545
                                                                 ===========          ===========

Denominator:
    Weighted average shares outstanding - basic .......           39,327,623           38,544,198
    Effect of dilutive stock options ..................               44,744              698,263
                                                                 -----------          -----------
    Weighted average shares outstanding - diluted .....           39,372,367           39,242,461
                                                                 ===========          ===========

Earnings per share:
    Basic .............................................          $      0.09          $      0.14
    Diluted ...........................................          $      0.09          $      0.14

For the three months ended March 31, 2003 and 2004, stock options of 5.3 million and 2.2 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock.

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

Segment information for the six months ended March 31, 2003 and 2004 is as follows (in thousands):

                                                                           SIX MONTHS ENDED MARCH 31, 2003
                                                     -----------------------------------------------------------------
                                                     COMMERCIAL/
                                                     INDUSTRIAL         RESIDENTIAL         OTHER               TOTAL
                                                     ----------         -----------         -----               -----
Revenues ....................................          $556,379          $135,333          $      -           $691,712
Cost of services ............................           485,129           106,122                 -            591,251
                                                       --------          --------          --------           --------
Gross profit ................................            71,250            29,211                 -            100,461

Selling, general and administrative .........            50,122            16,859             9,098             76,079
                                                       --------          --------          --------           --------
Operating income ............................          $ 21,128          $ 12,352          $ (9,098)          $ 24,382
                                                       ========          ========          ========           ========

Other data:
Depreciation expense ........................          $  5,896          $    503          $    942           $  7,341
Capital expenditures ........................             3,253               360             1,849              5,462
Total assets ................................           505,006           107,720            98,766            711,492

                                                                         SIX MONTHS ENDED MARCH 31, 2004
                                                     -----------------------------------------------------------------
                                                     COMMERCIAL/
                                                      INDUSTRIAL       RESIDENTIAL          OTHER               TOTAL
                                                      ----------       -----------          -----               -----
Revenues ....................................          $558,273          $145,419          $      -           $703,692
Cost of services ............................           489,705           115,491                 -            605,196
                                                       --------          --------          --------           --------
Gross profit ................................            68,568            29,928                 -             98,496

Selling, general and administrative .........            44,090            16,818            10,451             71,359
                                                       --------          --------          --------           --------
Operating income ............................          $ 24,478          $ 13,110          $(10,451)          $ 27,137
                                                       ========          ========          ========           ========

Other data:
Depreciation expense ........................          $  5,016          $    605          $  1,111           $  6,732
Capital expenditures ........................             1,391               724             1,024              3,139
Total assets ................................           503,900           102,777            89,811            696,488

Segment information for the three months ended March 31, 2003 and 2004 is as follows (in thousands):

                                                                        THREE MONTHS ENDED MARCH 31, 2003
                                                     -----------------------------------------------------------------
                                                     COMMERCIAL/
                                                      INDUSTRIAL       RESIDENTIAL          OTHER              TOTAL
                                                      ----------       -----------          -----              -----
Revenues ....................................          $284,745          $ 58,390          $      -           $343,135
Cost of services ............................           247,852            46,178                 -            294,030
                                                       --------          --------          --------           --------
Gross profit ................................            36,893            12,212                 -             49,105

Selling, general and administrative .........            24,864             8,160             4,436             37,460
                                                       --------          --------          --------           --------
Operating income ............................          $ 12,029          $  4,052          $ (4,436)          $ 11,645
                                                       ========          ========          ========           ========
Other data:
Depreciation expense ........................          $  2,976          $    243          $    472           $  3,691
Capital expenditures ........................             1,973               108               852              2,933
Total assets ................................           505,006           107,720            98,766            711,492

                                                                     THREE MONTHS ENDED MARCH 31, 2004
                                                     -----------------------------------------------------------------
                                                     COMMERCIAL/
                                                     INDUSTRIAL        RESIDENTIAL          OTHER              TOTAL
                                                     ----------        -----------          -----              -----
Revenues ....................................          $270,078          $ 73,771          $      -           $343,849
Cost of services ............................           237,134            58,830                 -            295,964
                                                       --------          --------          --------           --------
Gross profit ................................            32,944            14,941                 -             47,885

Selling, general and administrative .........            21,371             8,486             5,224             35,081
                                                       --------          --------          --------           --------
Operating income ............................          $ 11,573          $  6,455          $ (5,224)          $ 12,804
                                                       ========          ========          ========           ========
Other data:
Depreciation expense ........................          $  2,388          $    327          $    564           $  3,279
Capital expenditures ........................               574               422               398              1,394
Total assets ................................           503,900           102,777            89,811            696,488

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

In December 2003, the Company granted a restricted stock award of 242,295 shares under its 1999 Plan to certain employees. This award will vest in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which will be recognized as compensation expense over the related two year vesting period. During the six months ended March 31, 2004, the Company amortized $0.3 million to expense in connection with this award.

8.       COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are made party to legal actions and claims, various governmental proceedings and private civil suits that arise in the ordinary course of business in the construction industry. Some of the legal proceedings include claims for punitive as well as compensatory damages. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defense available, liabilities that have been recorded and applicable insurance, it is the opinion of the Company's management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of the Company. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company expenses routine legal costs related to such proceedings as incurred.

Some of the Company's customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date, the Company has not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At March 31, 2004, $2.1 million of the Company's outstanding letters of credit were to collateralize its customers.

Some of the underwriters of the Company's casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2004, $31.6 million of the Company's outstanding letters of credit were to collateralize its insurance programs.

Many of the Company's customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company's bond. The Company's relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company's behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company's behalf. As of March 31, 2004, the Company's cost to complete projects covered by surety bonds was approximately $201.3 million.

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2004, the Company had invested $3.1 million under its commitment to EnerTech.

At March 31, 2004, the Company had reserves of $24.2 million recorded in other noncurrent liabilities for tax positions adopted that a taxing authority may view differently. The Company believes these reserves are adequate in the event the positions are not ultimately upheld. The timing of the payments of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at March 31, 2004, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004

The following table presents selected unaudited historical financial information for the six months ended March 31, 2003 and 2004.

                                                                                  Six Months Ended March 31,
                                                                                  --------------------------
                                                                   2003              %             2004                %
                                                                 ------             ---           ------              ---
                                                                                    (dollars in millions)
Revenues ..............................................          $691.7             100%          $703.7              100%
Cost of services (including depreciation) .............           591.2              85%           605.2               86%
                                                                 --------------------------------------------------------
        Gross profit ..................................           100.5              15%            98.5               14%
Selling, general & administrative expenses ............            76.1              11%            71.4               10%
                                                                 --------------------------------------------------------
        Income from operations ........................            24.4               4%            27.1                4%
Interest and other expense, net .......................            12.7               2%            18.0                3%
                                                                 --------------------------------------------------------
Income before income taxes ............................            11.7               2%             9.1                1%
Provision for income taxes ............................             4.5               1%            (2.7)               0%
                                                                 --------------------------------------------------------
        Net income ....................................          $  7.2               1%          $ 11.8                2%
                                                                 ========================================================

REVENUES

                                         PERCENT OF TOTAL REVENUES
                                         -------------------------
                                         SIX MONTHS ENDED MARCH 31,
                                         --------------------------
                                             2003          2004
                                             ----          ----
Commercial and Industrial                     80%           79%
Residential                                   20%           21%
                                             ---           ---

Total Company                                100%          100%
                                             ===           ===

Total revenues increased $12.0 million, or 1.7%, from $691.7 million for the six months ended March 31, 2003, to $703.7 million for the six months ended March 31, 2004. This increase in revenues is primarily the result of $18.5 million of revenues included in the six months ended March 31, 2004 due to an acquisition in February 2003. Therefore, only one month of revenue was included in the six months ended March 31, 2003. This increase was partially offset by weakness in a few select commercial markets and the reductions of communications revenues.

Commercial and industrial revenues increased $1.9 million, or 0.3%, from $556.4 million for the six months ended March 31, 2003, to $558.3 million for the six months ended March 31, 2004. This increase in revenues is primarily the result of approximately $18.5 million of commercial and industrial revenue due to the acquisition that was included in the results of operations for the six months ended March 31, 2004 but was owned by us for one month during the six months ended March 31, 2003. This increase was offset by a decrease in commercial revenues of $14.8 million, or 4.7%, primarily in the central region and a reduction in communications related revenues of $7.5 million, or 16.5%, across the company due to decreased spending in these markets.

Residential revenues increased $10.1 million, or 7.5%, from $135.3 million for the six months ended March 31, 2003, to $145.4 million for the six months ended March 31, 2004, primarily as a result of increased demand for new housing resulting from the continued low interest rate environment.

GROSS PROFIT

                                          SEGMENT GROSS PROFIT MARGINS
                                        AS A PERCENT OF SEGMENT REVENUES
                                        --------------------------------
                                            SIX MONTHS ENDED MARCH 31,
                                        --------------------------------
                                          2003                 2004
                                          ----                 ----
Commercial and Industrial                  13%                  12%
Residential                                22%                  21%
                                          ---                  ---

Total Company                              15%                  14%
                                          ===                  ===

Gross profit decreased $2.0 million, or 2.0%, from $100.5 million for the six months ended March 31, 2003, to $98.5 million for the six months ended March 31, 2004. Gross profit margin as a percentage of revenues decreased from 14.5% for the six months ended March 31, 2003, to 14.0% for the six months ended March 31, 2004. The decline in gross margin during the six months ended March 31, 2004 was primarily due to the significant increase in copper prices which impacted IES' material costs. The fixed price nature of many of our contracts precluded us from passing these costs onto our customers. This accounted for 37 basis points impact to our gross margin.

Commercial and industrial gross profit decreased $2.7 million, or 3.8%, from $71.3 million for the six months ended March 31, 2003, to $68.6 million for the six months ended March 31, 2004. Commercial and industrial gross profit margin as a percentage of revenues decreased from 12.8% for the six months ended March 31, 2003, to 12.3% for the six months ended March 31, 2004. The decrease in commercial and industrial gross profit was primarily due to the higher copper prices discussed above.

Residential gross profit increased $0.7 million, or 2.4%, from $29.2 million for the six months ended March 31, 2003, to $29.9 million for the six months ended March 31, 2004. This increase results primarily from the increased revenues in the residential segment. Residential gross profit margin as a percentage of revenues decreased from 21.6% for the six months ended March 31, 2003, to 20.6% for the six months ended March 31, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased costs incurred due to the increased price of copper wire during the six months ended March 31, 2004 and increased competition for available work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $4.7 million, or 6.2%, from $76.1 million for the six months ended March 31, 2003, to $71.4 million for the six months ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues decreased 0.9% from 11.0% for the six months ended March 31, 2003 to 10.1% for the six months ended March 31, 2004. This decrease primarily results from an organizational restructuring that occurred during the last two years where we streamlined our administrative cost structure. The decrease also reflects a $0.4 million release of accrued restructuring charges for one individual that settled during the six months ended March 31, 2004 and a $0.8 million decrease in bad debt expense during the six months ended March 31, 2004. Lastly, health care costs were approximately $0.7 million lower in the six months ended March 31, 2004 because of plan design changes that took effect January 1, 2004 and reduced lives participating in the medical plan.

INCOME FROM OPERATIONS

Income from operations increased $2.7 million, or 11.1%, from $24.4 million for the six months ended March 31, 2003, to $27.1 million for the six months ended March 31, 2004. This increase in income from operations was primarily attributed to a $12.0 million increase in revenues earned year over year, a $4.7 million decrease in selling, general and administrative expenses, offset by a 2.0% decrease in gross profit earned on those revenues primarily as a result of increased copper prices.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net, increased $5.3 million, from $12.7 million for the six months ended March 31, 2003, to $18.0 million for the six months ended March 31, 2004. This increase in net interest and other expense was primarily the result of a $5.2 million loss associated with retiring $75 million of senior subordinated notes during the six months ended March 31, 2004 and additional interest expense related to the $50 million term loan issued on February 27, 2004.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 38.5% for the six months ended March 31, 2003 to negative 29.2% for the six months ended March 31, 2004. This decrease is attributable to the release of $6.3 million of deferred tax valuation allowances during the six months ended March 31, 2004. We released these valuation allowances because we believe that we will now realize the deferred tax assets for which they were established. Without the impact of these valuation allowance releases, our effective tax rate was 39.5% for the six months ended March 31, 2004. This increase in our effective tax rate from 38.5% for the six months ended March 31, 2003 to 39.5% for the six months ended March 31, 2004 is attributable to a change in the mix of states where taxable income is generated, an increase in state net operating loss valuation allowances and additional reserves for potential tax liability related to tax return filing positions taken by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

The following table presents selected unaudited historical financial information for the three months ended March 31, 2003 and 2004.

                                                                          Three Months Ended March 31,
                                                            --------------------------------------------------------
                                                             2003               %             2004                %
                                                            ------            ----           ------              ----
                                                                              (dollars in millions)
Revenues .........................................          $343.1             100%          $343.9              100%
Cost of services (including depreciation) ........           294.0              86%           296.0               86%
                                                            --------------------------------------------------------
        Gross profit .............................            49.1              14%            47.9               14%
Selling, general & administrative expenses .......            37.5              11%            35.1               10%
                                                            --------------------------------------------------------
        Income from operations ...................            11.6               3%            12.8                4%
Interest and other expense, net ..................             6.1               2%            11.7                3%
                                                            --------------------------------------------------------
Income before income taxes .......................             5.5               2%             1.1                0%
Provision for income taxes .......................             2.1               1%            (4.4)              (1%)
                                                            --------------------------------------------------------
        Net income ...............................          $  3.4               1%          $  5.5                2%
                                                            ========================================================

REVENUES

                               PERCENT OF TOTAL REVENUES
                               -------------------------
                              THREE MONTHS ENDED MARCH 31,
                              ----------------------------
                                  2003          2004
                                  ----          ----
Commercial and Industrial           83%           79%
Residential                         17%           21%
                                   ---           ---

Total Company                      100%          100%
                                  ====          ====

Total revenues increased $0.8 million, or 0.2%, from $343.1 million for the three months ended March 31, 2003, to $343.9 million for the three months ended March 31, 2004. This increase in revenues is primarily the result of $6.1 million of revenues due to an acquisition that was included in the results of operations for the three months ended March 31, 2004 but was owned by us for one month during the three months ended March 31, 2003. This increase was offset by weaknesses in a few select commercial markets and reductions in communications revenues.

Commercial and industrial revenues decreased $14.6 million, or 5.1%, from $284.7 million for the three months ended March 31, 2003, to $270.1 million for the three months ended March 31, 2004. The acquisition revenues discussed above were more than offset by a decrease in commercial revenues of $24.5 million, or 14.4%, primarily in the central region and reductions of communications revenues of $2.1 million, or 9.6% across the company due to decreased spending in these markets.

Residential revenues increased $15.4 million, or 26.4%, from $58.4 million for the three months ended March 31, 2003, to $73.8 million for the three months ended March 31, 2004, primarily as a result of increased demand for housing due to the low interest rate environment.

GROSS PROFIT

                                        SEGMENT GROSS PROFIT MARGINS
                                      AS A PERCENT OF SEGMENT REVENUES
                                      --------------------------------
                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                          2003                 2004
                                          ----                 ----
Commercial and Industrial                  13%                  12%
Residential                                21%                  20%
                                          ---                  ---

Total Company                              14%                  14%
                                          ===                  ===

Gross profit decreased $1.2 million, or 2.4%, from $49.1 million for the three months ended March 31, 2003, to $47.9 million for the three months ended March 31, 2004. Gross profit margin as a percentage of revenues decreased from 14.3% to 13.9% for the three months ended March 31, 2003 compared to three months ended March 31, 2004. The decline in gross margin during the three months ended March 31, 2004 was primarily due to the significant increase in copper prices which impacted IES' material costs. The fixed price nature of many of our contracts precluded us from passing these costs onto our customers. This accounted for 69 basis points impact to our gross margin.

Commercial and industrial gross profit decreased $4.0 million, or 10.8%, from $36.9 million for the three months ended March 31, 2003, to $32.9 million for the three months ended March 31, 2004. Commercial and industrial gross profit margin as a percentage of revenues decreased from 13.0% for the three months ended March 31, 2003, to 12.2% for the three months ended March 31, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of the dramatic increase in copper prices discussed above.

Residential gross profit increased $2.7 million, or 22.1%, from $12.2 million for the three months ended March 31, 2003, to $14.9 million for the three months ended March 31, 2004. Residential gross profit margin as a percentage of revenues decreased from 20.9% for the three months ended March 31, 2003, to 20.3% for the three months ended March 31, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of the increase in copper prices during the three months ended March 31, 2004 and increased competition for work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2.4 million, or 6.4%, from $37.5 million for the three months ended March 31, 2003, to $35.1 million for the three months ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues decreased 0.7% from 10.9% for the three months ended March 31, 2003 to 10.2% for the three months ended March 31, 2004. This decrease primarily results from an organizational restructuring that occurred during the last two years where we streamlined our administrative cost structure. The decrease also includes a $0.2 million decrease in bad debt expense during the three months ended March 31, 2004. Health care costs were approximately $0.7 million lower in the three months ended March 31, 2004 because of plan design changes that took effect January 1, 2004 and reduced lives participating in the medical plan.

INCOME FROM OPERATIONS

Income from operations increased $1.2 million, or 10.3%, from $11.6 million for the three months ended March 31, 2003, to $12.8 million for the three months ended March 31, 2004. This increase in income from operations was attributed to a $2.4 million decrease in selling, general and administrative expenses year over year offset by an increase in cost of goods sold resulting from the increase in copper prices during the three months ended March 31, 2004.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $6.1 million for the three months ended March 31, 2003, to $11.7 million for the three months ended March 31, 2004. This increase in net interest and other expense was primarily the result of a $5.2 million loss associated with retiring $75 million of senior subordinated notes on March 31, 2004 and additional interest expense related to the $50 million term loan issued on February 27, 2004.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 38.5% for the three months ended March 31, 2003 to negative 383.9% for the three months ended March 31, 2004. This decrease is attributable to the release of $4.8 million of deferred tax valuation allowances during the three months ended March 31, 2004. We released these valuation allowances because we believe that we will now realize the deferred tax assets for which they were established. Without the impact of these valuation allowance releases, our effective tax rate was 37.8% for the three months ended March 31, 2004. This decrease in our effective tax rate from 38.5% for the three months ended March 31, 2003 to 37.8% for the three months ended March 31, 2004 is attributable to a change in the projected tax differences for the year ended September 30, 2004, a change in the mix of states where taxable income is generated, an increase in state net operating loss valuation allowances and additional reserves for potential tax liability related to tax return filing positions taken by the Company.

WORKING CAPITAL

                                                                                     SEPTEMBER          MARCH
                                                                                     30, 2003          31, 2004
                                                                                     ---------         --------
CURRENT ASSETS:
     Cash and cash equivalents ............................................          $ 40,201          $ 19,043
     Accounts receivable:
        Trade, net of allowance of $5,425 and $3,764 respectively .........           245,618           227,343
        Retainage .........................................................            68,789            68,974
        Related party .....................................................                67                36
     Costs and estimated earnings in excess of billings on
     uncompleted contracts ................................................            48,256            52,601
     Inventories ..........................................................            20,473            23,817
     Prepaid expenses and other current assets ............................            23,319            26,526
                                                                                     --------          --------
            Total current assets ..........................................          $446,723          $418,340
                                                                                     --------          --------

CURRENT LIABILITIES:
     Current maturities of long-term debt .................................          $    256             7,286
     Accounts payable and accrued expenses ................................           138,143           121,748
     Billings in excess of costs and estimated earnings on
     uncompleted contracts ................................................            41,913            37,095
                                                                                     --------          --------
            Total current liabilities .....................................          $180,312          $166,129
                                                                                     --------          --------

     Working capital ......................................................          $266,411          $252,211
                                                                                     ========          ========

Total current assets decreased $28.4 million, or 6.4%, from $446.7 million as of September 30, 2003 to $418.3 million as of March 31, 2004. This decrease is primarily the result of a $18.3 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress. Working capital was decreased by a $21.2 million decrease in cash and cash equivalents that was impacted by $50.0 million in term loan borrowings offset by cash used to retire $75.0 million of senior subordinated debt included in cash used in financing activities. Additionally, $3.1 million of cash was used in investing activities. See "Liquidity and Capital Resources" below for further information. These decreases in current assets were offset by an increase in costs and estimated earnings in excess of billings on completed contracts of $4.3 million due to a timing of billings and a $1.7 million increase in prepaid and other current assets.

Total current liabilities decreased $14.2 million, or 7.9%, from $180.3 million as of September 30, 2003 to $166.1 million as of March 31, 2004. This decrease is primarily the result of a $16.4 million decrease in accounts payable and accrued expenses due to the timing of payments made and a $4.8 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, offset by a $7.0 million increase in current maturities of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents of $19.0 million, working capital of $252.2 million, outstanding borrowings of $50.0 million under our credit facility, $33.7 million of letters of credit outstanding, other debt of $0.3 million and available capacity under our credit facility of $91.3 million. The amount outstanding under our senior subordinated notes was $172.9 million. All debt obligations are on our balance sheet.

During the six months ended March 31, 2004, we generated $7.0 million of net cash from operating activities. This net cash provided by operating activities was comprised of net income of $11.8 million, increased by $6.7 million of non-cash charges related primarily to depreciation expense, offset by the reversal of $6.3 million in tax valuation allowances, and further increased by changes in working capital. Working capital changes consisted of an $18.0 million decrease in trade accounts receivable, net, due to the timing of collections. Working capital changes also included a $3.3 million increase in inventory and a $13.5 million decrease in accounts payable and accrued expenses as a result of the timing of payments made, with the balance of the change due to other working capital changes. Net cash used in investing activities was $3.1 million, consisting primarily of $3.1 million used for capital expenditures and $0.4 million invested in securities, offset by $0.4 million in proceeds from the sale of fixed assets. Net cash used in financing activities was $25.0 million, resulting primarily from repayments of debt of $75.2 million and $4.3 million used in the acquisition of treasury stock, offset by borrowings of $50.0 million and $5.1 million received from the exercise of stock options.

On February 27, 2004, we amended and restated our $150.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. The term loan is repayable in 15 quarterly installments of $1.8 million beginning May 28, 2004, with a final installment equal to the then-unpaid principal balance of the term loan on February 27, 2008. The revolving credit facility matures February 27, 2008. The term loan and the revolving credit facility are collectively referred to as credit facility. The proceeds from the term loan and our available cash were used to call $75.0 million of our long term bonds. Amounts borrowed under the credit facility bear interest at an annual rate equal to either (a) the Eurodollar rate plus 1.75 percent to 2.75 percent, as determined by the ratio of the our total funded debt to EBITDA (as defined in the Credit Facility) or (b) the higher of (i) the bank's prime rate or (ii) the sum of the Federal funds rate plus 0.50 percent plus an additional 0.00 percent to 0.50 percent, as determined by the ratio of the our total funded debt to EBITDA. Commitment fees of 0.375 percent to 0.50 percent are assessed on any unused borrowing capacity under the credit facility. Our direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility, and the facility is secured by a first perfected security interest in all of the assets of the company and those subsidiaries, including all of the outstanding shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include a minimum net worth requirement, a maximum total consolidated funded debt to EBITDA ratio, a maximum senior consolidated debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. We were in compliance with the financial covenants of our credit facility at March 31, 2004. As of March 31, 2004, we had $50.0 million outstanding under our credit facility, letters of credit outstanding under our credit facility of $33.7 million, $0.3 million of other borrowings and available borrowing capacity under our credit facility of $91.3 million.

On January 25, 1999 and May 29, 2001, we completed our offerings of $150.0 million and $125.0 million senior subordinated notes, respectively. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. During the three months ended March 31, 2004, we called approximately $75.0 million of our senior subordinated notes, paying a call premium of 4.688%, or $3.5 million. This premium was recorded as a loss in other income and expense in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

We utilized approximately $2.7 million cash, net of cash acquired, to purchase Riviera Electric LLC in Denver, Colorado on February 27, 2003.

All of our operating income and cash flows are generated by our 100% owned subsidiaries, which are the subsidiary guarantors of our outstanding senior subordinated notes. We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. Our parent holding company's independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the senior subordinated notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date, we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At March 31, 2004, $2.1 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance programs require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2004, $31.6 million of our outstanding letters of credit were to collateralize our insurance programs.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our surety is such that we will indemnify the surety for any expenses it incurs in connection with any of the bonds it issues on our behalf. To date, we have not incurred significant expenses to indemnify our surety for expenses it incurred on our behalf. As of March 31, 2004, our cost to complete projects covered by surety bonds was approximately $201.3 million.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II, L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2004, we had invested $3.1 million under our commitment to EnerTech.

Our future contractual obligations include (in thousands):

                                        LESS THAN
                                         ONE YEAR      2005         2006          2007         2008       THEREAFTER     TOTAL
                                        -----------  ---------    ---------     ---------    --------     ----------    -------
Debt and capital lease obligations(1).. $   3,655    $   7,270    $   7,163     $   7,151    $  25,014    $  172,885    $  223,138
Operating lease obligations............ $   5,202    $  11,961    $   8,004     $   5,510    $   3,722    $    2,529    $   36,928

(1) The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire as follows (in thousands):

                                        LESS THAN
                                         ONE YEAR      2005         2006          2007         2008       THEREAFTER       TOTAL
                                        -----------  ---------    ---------     ---------    --------     ----------      --------
Standby letters of credit.............. $  33,709    $     --     $     --      $     --     $     --     $       --      $ 33,709
Other commercial commitments........... $     --     $     --     $     --      $     --     $     --     $    1,900(2)   $  1,900

(2)      Balance of investment commitment in EnerTech.

Outlook. The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. Economic conditions across the country are challenging. We continue to focus on collecting receivables and reducing days sales outstanding. To improve our position for continued success, we continue to take steps to reduce costs. We have made significant cuts in administrative overhead at the home office and in the field. Although we have seen signs of improvement in six months ended March 31, 2004, the economic outlook for the remainder of fiscal 2004 is still somewhat uncertain. We expect earnings per share in the third quarter of fiscal 2004 to range between $0.10 and $0.17 per share. For the year ended September 30, 2004, we expect earnings to range between $0.55 and $0.75 per share.

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

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46"). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have investments in two firms, EnerTech Capital Partners II, L.P. (EnerTech) and Energy Photovoltaics, Inc. (EPV) that might fall under this interpretation. We determined that EPV was excepted out of the provisions of Interpretation 46 and that it was not the primary beneficiary of EnerTech and as such, the adoption of this interpretation did not have a material impact on our results of operations or our financial position.

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

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2004:

                                           2004          2005         2006          2007         2008       THEREAFTER     TOTAL
                                        -----------  -----------  -----------   ----------   ----------   ------------   --------
Liabilities  - Debt:

    Variable Rate (term loan).........  $   3,571    $   7,143    $   7,143     $   7,143    $  25,000    $         --   $   50,000
      Variable Interest Rate..........       4.12%        4.12%        4.12%         4.12%        4.12%             --         4.12%
    Fixed Rate (senior subordinated
      notes)..........................  $      --    $      --     $     --     $      --    $      --    $    172,885   $  172,885
      Fixed Interest Rate.............      9.375%       9.375%       9.375%        9.375%       9.375%          9.375%       9.375%

Fair Value of Debt:

    Variable Rate                                                                                                       $    50,000
    Fixed Rate                                                                                                          $   181,097

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) The Company held its annual meeting of stockholders in Houston, Texas on January 22, 2004. The following sets forth matters submitted to a vote of the stockholders:

         (B) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated December 12, 2003, for terms expiring at the 2007 annual stockholders' meeting or until their successors have been elected and qualified - Class III Directors: Donald P. Hodel, Donald C. Trauscht and James D. Woods.

                  Mr. Hodel was elected by a vote of 31,025,428 shares, being more than a majority of the common stock of the Company, and 610,925 shares withheld. Mr. Trauscht was elected by a vote of 30,972,545 shares, being more than a majority of common stock of the Company, and 663,808 shares withheld. Mr. Woods was elected by a vote of 30,971,679 shares, being more than a majority of the common stock of the Company, and 664,674 shares withheld.

         (C) The stockholders approved the Company's Employee Stock Purchase Plan, as amended and restated, including the issuance of an additional 1,000,000 shares of the Company's common stock to be issued pursuant thereto, by a vote of 23,515,898 shares, being a majority of the common stock and restricted voting common stock of the Company, with 2,263,469 shares of common stock voted against and 8,911 shares of common stock abstaining.

                  The stockholders ratified the appointment of Ernst & Young LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 32,852,378 shares, being more than a majority of the common stock and restricted voting common stock of the Company, with 83,153 of common stock voted against, and 3,677 shares of common stock abstaining.

              INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS

                  10.1 Credit Facility dated February 27, 2004, among the Company, as borrower, the Financial Institutions named therein, as banks, U.S. Bank National Association as syndication agent, Bank of Scotland as managing agent, LaSalle Bank National Association as Documentation agent and Bank One, NA as administrative agent.

                  31.1 Certification of Herbert R. Allen, Chief Executive Officer and Chief Financial Offer, pursuant to
                           Section 302 of The Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Herbert R. Allen, Chief Executive Officer and Chief Financial Offer, pursuant to
                           Section 906 of The Sarbanes-Oxley Act of 2002.

         B. REPORTS ON FORM 8-K

            On March 2, 2004, the Company filed a Current Report on Form 8-K in connection with the press release of its Company and Investment Profile dated March 2004.

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

                                            INTEGRATED ELECTRICAL SERVICES, INC.

Date: April 29, 2004                        By:  /s/ Herbert R. Allen
                                                 ---------------------------
                                                 Herbert R. Allen
                                                 Chief Executive Officer and
                                                 Interim Chief Financial Officer

                                 EXHIBIT INDEX

10.1 Credit Facility dated February 27, 2004, among the Company, as borrower, the Financial Institutions named therein, as banks, U.S. Bank National Association as syndication agent, Bank of Scotland as managing agent, LaSalle Bank National Association as Documentation agent and Bank One, NA as administrative agent.

31.1 Certification of Herbert R. Allen, Chief Executive Officer and Chief Financial Offer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 Certification of Herbert R. Allen, Chief Executive Officer and Chief Financial Offer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.