Form 10-Q/A
period 2004-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2004-05-25
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____.

Commission File No. 1-13783

INTEGRATED ELECTRICAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0542208 (I.R.S. Employer Identification No.)

1800 West Loop South Suite 500 Houston, Texas (Address of principal executive offices)	77027-3233 (zip code)

Registrant’s telephone number, including area code: (713) 860-1500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

The number of shares outstanding as of May 21, 2004 of the issuer’s common stock was 36,153,682 and of the issuer’s restricted voting common stock was 2,605,709.

Explanatory Note:

This Form 10-Q/A is being filed to disclose the information required by Item 703, “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” of Regulation S-K, “Standard Instructions for Filing Forms under the Securities Act of 1933, Securities Exchange Act of 1934, and Energy Policy and Conservation Act of 1975.”

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities (1)

				(d) Maximum
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under
Period	Shares Purchased	Paid Per Share	Programs	the Plan
	(Amounts in thousands, except per share amounts)
January 1, 2004 - January 31, 2004	100 (2)	$13.00 (2)	100 (2)	$8,353
February 1, 2004 - February 29, 2004	—	—	—	8,353
March 1, 2004 - March 31, 2004	—	—	—	8,353

Total	100	$13.00	100	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 Million of the Company’s Common Stock. The share repurchase plan does not have an expiration date.

(2)	These shares were repurchased subject to a contractual obligation of the Company.

ITEM 6. EXHIBITS

     A. EXHIBITS

31.1	Certification of Herbert R. Allen, Chief Executive Officer and Interim Chief Financial Offer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Herbert R. Allen, Chief Executive Officer and Interim Chief Financial Offer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

2

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

INTEGRATED ELECTRICAL SERVICES, INC.
Date: May 24, 2004	By:	/s/ Herbert R. Allen
Herbert R. Allen
Chief Executive Officer and Interim Chief Financial Officer

3

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Herbert R. Allen, Chief Executive Officer and Interim Chief Financial Offer, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Herbert R. Allen, Chief Executive Officer and Interim Chief Financial Offer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.