Form 10-Q
period 2004-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2004-12-14
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

The number of shares outstanding as of December 10, 2004 of the issuer’s common stock was 38,881,632 and of the issuer’s restricted voting common stock was 2,605,709.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s expectations and involve risks and uncertainties that could cause the Company’s actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties relating to estimating future operating results or our ability to generate sales, income, or cash flow, potential difficulty in addressing material weaknesses in the Company’s accounting systems that have been identified to the Company by its independent auditors, potential limitations on our ability to access the credit line under our credit facility, litigation risks and uncertainties, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into and executing contracts, difficulty in managing the operation of existing entities, the high level of competition in the construction industry, changes in interest rates, the general level of the economy, increases in the level of competition from other major electrical contractors, increases in costs of labor, steel, copper and gasoline, limitations on the availability and the increased costs of surety bonds required for certain projects, inability to reach agreement with our surety bonding company to provide sufficient bonding capacity, risk associated with failure to provide surety bonds on jobs where we have commenced work or are otherwise contractually obligated to provide surety bonds, loss of key personnel, inability to reach agreement for planned sales of assets, business disruption and transaction costs attributable to the sale of business units, costs associated with the closing of business units, unexpected liabilities associated with warranties or other liabilities attributable to the retention of the legal structure of business units where we have sold substantially all of the assets of the business unit, inability to fulfill the terms of the required paydown under the credit facility, difficulty in integrating new types of work into existing subsidiaries, errors in estimating revenues and percentage of completion on contracts, and weather and seasonality. You should understand that the foregoing important factors, in addition to those discussed elsewhere in this document, including those under the heading “Risk Factors,” could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30, 2003	June 30, 2004
	(Audited)	(Unaudited)
	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,201	$13,290
Accounts receivable:
Trade, net of allowance of $5,425 and $4,793 respectively	245,618	242,443
Retainage	68,789	71,230
Related party	67	36
Costs and estimated earnings in excess of billings on uncompleted contracts	46,999	50,946
Inventories	20,473	26,331
Prepaid expenses and other current assets	14,427	27,788

Total current assets	436,574	432,064

PROPERTY AND EQUIPMENT, net	52,697	46,893
GOODWILL, net	197,884	197,884
OTHER NON-CURRENT ASSETS	27,332	32,184

Total assets	$714,487	$709,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$256	$35,099
Accounts payable and accrued expenses	138,143	139,766
Billings in excess of costs and estimated earnings on uncompleted contracts	42,415	42,118

Total current liabilities	180,814	216,983

LONG-TERM BANK DEBT, net of current maturities	—	7,926
OTHER LONG-TERM DEBT, net of current maturities	195	101
SENIOR SUBORDINATED NOTES, net	247,927	173,226
OTHER NON-CURRENT LIABILITIES	20,644	34,108

Total liabilities	449,580	432,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 38,439,984 shares issued	385	385
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,725,793 and 2,255,570 shares, respectively	(16,361)	(14,291)
Unearned restricted stock	—	(1,380)
Additional paid-in capital	427,709	429,291
Retained deficit	(146,852)	(137,350)

Total stockholders’ equity	264,907	276,681

Total liabilities and stockholders’ equity	$714,487	$709,025

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Nine Months Ended June 30,
	2003	2004
	(restated)
	(Unaudited)
Revenues	$1,066,887	$1,067,210
Cost of services	913,181	930,464

Gross profit	153,706	136,746

Selling, general and administrative expenses	114,272	109,871

Income from operations	39,434	26,875

Other (income)/expense:
Interest expense	19,196	17,966
(Gain)/loss on sale of assets	204	(3)
Other (income)/expense, net	333	5,485

	19,733	23,448

Income before income taxes	19,701	3,427

Provision/(benefit) for income taxes	7,600	(6,075)

Net income	$12,101	$9,502

Basic earnings per share	$0.31	$0.25

Diluted earnings per share	$0.31	$0.24

Shares used in the computation of earnings per share (Note 5):
Basic	39,188,518	38,529,576

Diluted	39,297,446	39,171,986

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended June 30,
	2003	2004
	(restated)
	(Unaudited)
Revenues	$375,303	$367,009
Cost of services	321,930	324,213

Gross profit	53,373	42,796

Selling, general and administrative expenses	38,193	38,512

Income from operations	15,180	4,284

Other (income)/expense:
Interest expense	6,397	4,951
(Gain)/loss on sale of assets	234	(150)
Other income, net	(14)	188

	6,617	4,989

Income before income taxes	8,563	(705)

Provision for income taxes	3,303	(1,445)

Net income	$5,260	$740

Basic earnings per share	$0.14	$.02

Diluted earnings per share	$0.13	$.02

Shares used in the computation of earnings per share (Note 5):
Basic	38,789,237	38,769,241

Diluted	39,161,593	39,432,344

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Common Stock		Restricted Voting Common Stock		Treasury Stock		Unearned Restricted Stock	Additional Paid-In Capital	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2003 (restated)	38,439,984	$385	2,605,709	$26	(2,725,793)	$(16,361)	$—	$427,709	$(146,852)	$264,907
Issuance of stock (unaudited)	—	—	—	—	8,098	41	—	17	—	58
Issuance of restricted stock (unaudited)	—	—	—	—	—	—	(1,992)	1,992	—	—
Purchase of treasury stock (unaudited)	—	—	—	—	(549,200)	(4,340)	—	—	—	(4,340)
Issuance of stock under employee stock purchase plan (unaudited)					199,438	1,290	—	(638)	—	652
Exercise of stock options (unaudited)	—	—	—	—	811,887	5,079	—	255	—	5,334
Non-cash compensation (unaudited)	—	—	—	—	—	—	612	(44)	—	568

Net income (unaudited)	—	—	—	—	—	—	—	—	9,502	9,502

BALANCE, June 30, 2004 (unaudited)	38,439,984	$385	2,605,709	$26	(2,255,570)	$(14,291)	$(1,380)	$429,291	$(137,350)	$276,681

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended June 30,
	2003	2004
	(restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,101	9,502
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	1,046	2,152
Deferred income taxes	(281)	(6,490)
Depreciation and amortization	10,931	10,026
Loss (gain) on sale of property and equipment	204	(3)
Non-cash compensation expense	—	568
Gain on divestiture	(26)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
Accounts receivable	156	(1,560)
Inventories	3,216	(5,858)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,103	(3,947)
Prepaid expenses and other current assets	12,267	(2,937)
Other noncurrent assets	2,255	1,274
Accounts payable and accrued expenses	4,688	4,528
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,240)	(296)
Other current liabilities	185	—
Other noncurrent liabilities	(4,706)	2,441

Net cash provided by operating activities	35,899	30

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,787	684
Purchases of property and equipment	(7,304)	(4,729)
Purchases of business, net of cash acquired	(2,723)	—
Sale of business	1,084	—
Investments in securities	(500)	(400)

Net cash used in investing activities	(7,656)	(4,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	37	50,040
Repayments of debt	(16,176)	(82,365)
Purchase of treasury stock	(6,795)	(4,340)
Proceeds from exercise of stock options	2,112	5,334
Proceeds from issuance of stock	—	58
Proceeds from issuance of stock under employee stock purchase plan	821	652
Payments for debt issuance costs	(679)	(1,245)

Net cash used in financing activities	(20,680)	(31,866)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,563	(26,911)
CASH AND CASH EQUIVALENTS, beginning of period	32,779	40,201

CASH AND CASH EQUIVALENTS, end of period	$40,342	13,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$12,321	14,207
Income taxes	$599	666

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended June 30,
	2003	2004
	(restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,260	740
Adjustments to reconcile net income to net cash provided by operating activities
Provision for allowance for doubtful accounts	385	865
Depreciation and amortization	3,590	3,294
Loss (gain) on sale of property and equipment	234	(150)
Non-cash compensation expense	—	237
Deferred income tax benefit	(86)	1,738
Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
Accounts receivable	(9,945)	(18,220)
Inventories	1,141	(2,514)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,879	(1,724)
Prepaid expenses and other current assets	2,703	(1,262)
Other noncurrent assets	1,229	(1,749)
Accounts payable and accrued expenses	13,786	17,010
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,258)	3,153
Other current liabilities	(177)	(50)
Other noncurrent liabilities	1,188	1,028

Net cash provided by operating activities	17,929	2,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	247	286
Purchases of property and equipment	(1,842)	(1,590)

Net cash used in investing activities	(1,595)	(1,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	10	—
Repayments of debt	(146)	(7,145)
Purchase of treasury stock	(3,419)	—
Proceeds from exercise of stock options	2,112	300
Payments for debt issuance costs	(679)	—

Net cash used in financing activities	(2,122)	(6,845)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,212	(5,753)
CASH AND CASH EQUIVALENTS, beginning of period	26,130	19,043

CASH AND CASH EQUIVALENTS, end of period	$40,342	13,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$261	727
Income taxes	$599	340

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

1. OVERVIEW

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

The accompanying unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended September 30, 2003, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Actual operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

SUBSIDIARY GUARANTIES

All of the Company’s operating income and cash flows are generated by its 100% owned subsidiaries, which are the subsidiary guarantors of the Company’s outstanding 9 3/8% senior subordinated notes due 2009 (the “Senior Subordinated Notes”). The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. The parent holding company’s independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in the Company’s revenue recognition of construction in progress, fair value assumptions in analyzing goodwill impairment, allowance for doubtful accounts receivable, realizability of deferred tax assets and self-insured claims liabilities.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

SEASONALITY AND QUARTERLY FLUCTUATIONS

The results of the Company’s operations, primarily from residential construction, are seasonal, dependent upon weather trends, with higher revenues typically generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of its business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. The Company’s service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company’s volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by gross margins for both bid and negotiated projects, the timing of new construction projects and any acquisitions. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until Interpretation 46, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has investments in two firms, EnerTech Capital Partners II, L.P. (EnerTech) and Energy Photovoltaics, Inc. (EPV) that were considered in light of this interpretation. The Company determined that EPV was an exception to the provisions of Interpretation 46, and that the Company is not the primary beneficiary of EnerTech and as such, the adoption of Interpretation 46 did not have an impact on the Company’s results of operations or its financial position.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25 (See Note 7) During the nine months ended June 30, 2004, the Company recorded compensation expense of $0.6 million in connection with a restricted stock award (See note 7). Additionally, the Company recorded no compensation expense associated with our Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See note 8).

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for IES’ stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” for the three and nine months ended June 30, 2003 and 2004 (in thousands, except for per share data):

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net income, as reported	$5,260	$740	$12,101	$9,502
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	137	—	329
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	421	267	1,552	809

Pro forma net income for SFAS No. 123	$4,839	$610	$10,549	$9,022

Earnings per share:
Basic—as reported	$0.14	$0.02	$0.31	$0.25
Basic—pro forma for SFAS No. 123	$0.12	$0.02	$0.27	$0.23

Earnings per share:
Diluted—as reported	$0.13	$0.02	$0.31	$0.24
Diluted—pro forma for SFAS No. 123	$0.12	$0.02	$0.27	$0.23

2. BUSINESS COMBINATIONS

Acquisition

On February 27, 2003, the Company purchased the assets of Riviera Electric LLC, an electrical contractor located in the state of Colorado, out of a bankruptcy auction of a prior competitor. The total consideration paid in this transaction was approximately $2.7 million, comprised entirely of cash, net of cash acquired. The fair value of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced to zero. The purchase price was allocated as follows (in thousands):

Accounts receivable, net	$11,643
Retention	3,884
Costs and estimated earnings in excess of billings on uncompleted projects and other	922
Less: Accounts payable and accrued expenses	(10,214)
Less: Billings in excess of costs and estimated earnings on uncompleted projects and other	$(3,512)

Cash paid, net of cash acquired	$2,723

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

The unaudited pro forma data presented below reflect the results of operations of IES and the acquisition of Riviera Electric LLC assuming the transaction was completed on October 1, 2002 (in thousands):

Nine Months Ended June 30, 2003
Revenues	$1,101,552
Net income	$12,985

Basic earnings per share	$.33
Diluted earnings per share	$.33

The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to reductions in general and administrative expenses for contractually agreed reductions in compensation programs and additional income tax expense based on the Company’s effective income tax rate. The unaudited pro forma financial data does not purport to represent what the Company’s combined results of operations would actually have been if such transactions had in fact occurred on October 1, 2002, and are not necessarily representative of the Company’s results of operations for any future period.

Divestiture

On October 8, 2002, the Company sold all of the stock of one of its operating companies. The proceeds from the sale were $1.1 million in cash and 70,330 shares of the Company’s common stock. The Company recorded a pre-tax gain of less than $0.1 million associated with this sale that is recorded in other income.

In connection with the disposition discussed above, the net pre-tax gain was determined as follows for the quarter ended December 31, 2002 (in thousands):

Book value of assets divested	$1,830
Liabilities divested	(502)

Net assets divested	1,328

Cash received	1,084
Common stock received	270

Total consideration received	1,354

Pre-tax gain	$26

3. RESTRUCTURING CHARGES

In October 2001, the Company began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, the Company recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002 and presented these charges as a separate component of the Company’s results of operations for the period then ended. The charges were based on the costs of the workforce reduction program and included severance and other special termination benefits. The Company believes the reduction of these personnel resulted in annual savings of approximately $4.1 million in salaries and benefits.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

During the nine months ended June 30, 2004, the Company settled the remaining payments required under the restructuring agreements and reduced the restructuring accrual by $0.4 million, which is included as a reduction in selling, general, and administrative expenses. As of June 30, 2004, there are no amounts accrued and unpaid as a result of the restructuring.

4. DEBT

Credit Facility

On February 27, 2004, the Company amended and restated the $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA (the “Credit Facility”). The Company used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of the Company’s long term bonds. Since February 27, 2004, and through December 10, 2004, the Company amended the Credit Facility four times. The amendments reduced the Credit Facility commitment, provided for covenants or waivers that permit the Company to file the Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted the Company to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit the Company to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The Credit Facility, as amended, matures on January 13, 2006. The Company has the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. The term loan of the credit facility is due by September 30, 2005. At June 30, 2004, the term loan had outstanding borrowings of $42.9 million. Amounts borrowed under the Credit Facility, as amended, bear interest at an annual rate of the bank’s prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding borrowings as of the beginning of each quarter beginning January 1, 2005. The Company’s direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the Company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio.

As of June 30, 2004, the Company was in compliance with all financial covenants as they pertain to the Credit Facility, as amended.

As of June 30, 2004, the Company had $42.9 million outstanding under the term loan portion of its Credit Facility, no amounts outstanding under the revolving credit line portion of its Credit Facility, letters of credit outstanding under its Credit Facility of $25.8 million, $0.2 million of other borrowings and available borrowing capacity under its Credit Facility of $99.2 million.

Senior Subordinated Notes

The Company has outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

liens, guarantees and dividends. During the year ended September 30, 2002, the Company retired approximately $27.1 million of these senior subordinated notes. In connection with these transactions, the Company recorded a gain of $1.0 million. This gain is recorded in interest and other expense, net during the year ended September 30, 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which we adopted July 1, 2002. During the nine months ended June 30, 2004, the Company redeemed $75.0 million principal amount of the Company’s senior subordinated notes, paying a call premium of 4.688%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense in accordance with SFAS No. 145. At June 30, 2004, the Company had $172.9 million in outstanding senior subordinated notes.

Debt consists of the following (in thousands):

	September 30, 2003	June 30, 2004
Secured Credit Facility and term loan with a group of lending institutions, due February 27, 2008, with a weighted average interest rate of 4.22%	$—	$42,926
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 9.50%	137,885	62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 10.00%	110,000	110,000
Other	451	200

Total debt	248,336	216,011
Less—short-term debt and current maturities of long-term debt	(256)	(35,099)
Less—unamortized discount on Senior Subordinated Notes	(3,198)	(2,442)
Add—fair value of terminated interest rate hedge	3,240	2,783

Total long-term debt	$248,122	$181,253

5. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the nine months ended June 30, 2003 and 2004 (in thousands, except share data):

	Nine Months Ended June 30,
	2003	2004
	(restated)
Numerator:
Net income	$12,101	$9,502

Denominator:
Weighted average shares outstanding—basic	39,188,518	38,529,576
Effect of dilutive stock options	108,928	642,410

Weighted average shares outstanding—diluted	39,297,446	39,171,986

Earnings per share:
Basic	$.31	$.25
Diluted	$.31	$.24

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

For the nine months ended June 30, 2003 and 2004, stock options of 4.6 million and 2.2 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 2003 and 2004 (in thousands, except share information):

	Three Months Ended June 30,
	2003	2004
	(restated)
Numerator:
Net income	$5,260	$740

Denominator:
Weighted average shares outstanding—basic	38,789,237	38,769,241
Effect of dilutive stock options	372,356	663,103

Weighted average shares outstanding—diluted	39,161,593	39,432,344

Earnings per share:
Basic	$0.14	$.02
Diluted	$0.13	$.02

For the three months ended June 30, 2003 and 2004, stock options of 2.9 million and 2.2 million, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock.

6. OPERATING SEGMENTS

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (SFAS 131).” Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.

The Company’s reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. These segments, which contain different economic characteristics, are managed through geographical regions.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

Segment information for the nine months ended June 30, 2003 and 2004 is as follows (in thousands):

	Nine Months Ended June 30, 2003
	(restated)
	Commercial/ Industrial	Residential	Other	Total
Revenues	$861,864	$205,023	$—	$1,066,887
Cost of services	752,128	161,053	—	913,181

Gross profit	109,736	43,970	—	153,706

Selling, general and administrative	75,265	24,949	14,058	114,272

Operating income	$34,471	$19,021	$(14,058)	$39,434

Other data:
Depreciation expense	$8,546	$926	$1,459	$10,931
Capital expenditures	4,475	548	2,281	7,304
Total assets	507,366	107,505	109,584	724,455

	Nine Months Ended June 30, 2004
	Commercial/ Industrial	Residential	Other	Total
Revenues	$838,719	$228,491	$—	$1,067,210
Cost of services	746,437	184,027	—	930,464

Gross profit	92,282	44,464	—	136,746

Selling, general and administrative	67,420	25,575	16,876	109,871

Operating income	$24,862	$18,889	$(16,876)	$26,875

Other data:
Depreciation expense	$7,429	$886	$1,711	$10,026
Capital expenditures	2,334	903	1,492	4,729
Total assets	512,123	107,708	89,194	709,025

Segment information for the three months ended June 30, 2003 and 2004 is as follows (in thousands):

	Three Months Ended June 30, 2003
	(restated)
	Commercial/ Industrial	Residential	Other	Total
Revenues	$305,613	$69,690	$—	$375,303
Cost of services	266,999	54,931	—	321,930

Gross profit	38,614	14,759	—	53,373

Selling, general and administrative	25,143	8,090	4,960	38,193

Operating income	$13,471	$6,669	$(4,960)	$15,180

Other data:
Depreciation expense	$2,650	$423	$517	$3,590
Capital expenditures	1,222	188	432	1,842
Total assets	507,366	107,505	109,584	724,455

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

	Three Months Ended June 30, 2004
	Commercial/ Industrial	Residential	Other	Total
Revenues	$283,937	$83,072	$—	$367,009
Cost of services	255,677	68,536	—	324,213

Gross profit	28,260	14,536	—	42,796

Selling, general and administrative	23,330	8,757	6,425	38,512

Operating income	$4,930	$5,779	$(6,425)	$4,284

Other data:
Depreciation expense	$2,413	$281	$600	$3,294
Capital expenditures	943	179	468	1,590
Total assets	512,123	107,708	89,194	709,025

The Company does not have significant operations or long-lived assets in countries outside of the United States.

7. 1999 INCENTIVE COMPENSATION PLAN

In November 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan (the “1999 Plan”). The 1999 Plan authorizes the Compensation Committee of the Board of Directors or the Board of Directors to grant employees of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 5.5 million shares of common stock authorized for issuance under the 1999 Plan.

In December 2003, the Company granted a restricted stock award of 242,295 shares under its 1999 Plan to certain employees. This award will vest in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which will be recognized as compensation expense over the related two year vesting period. During the nine months ended June 30, 2004, the Company amortized $0.6 million to expense in connection with this award.

8. EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended. In the nine months ended June 30, 2003 and 2004, 248,982 and 199,438 shares were issued under the ESPP, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

On August 20, 2004, August 23, 2004, September 10, 2004, September 15, 2004, and October 4, 2004, Corinne Orem, Elaine English, Park Partners, L.P., Jack Zimny, and James Elmore, respectively, each filed a putative class action complaint against IES, and certain of our officers and directors, in the United States District Court for the Southern District of Texas, alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of IES stock between November 10, 2003 and August 13, 2004. The complaints seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On November 19, 2004, these cases were consolidated. A motion to appoint a lead plaintiff is pending before the Court, and once an appointment is made plaintiff will have sixty days to file a consolidated amended complaint. Defendants will have sixty days from the filing of this consolidated amended complaint to respond.

On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the putative class action complaints, and adds common law claims against the individual defendants. The complaint in the shareholder derivative actions seeks unspecified amounts of damages, interest and costs, including legal fees. By agreement, the Defendants will not respond to this action until the plaintiff files an amended petition.

The Company intends to vigorously contest these actions. However, because they are at an early stage, it is premature at this time to predict liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with these actions. An adverse outcome in these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Some of the Company’s customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At June 30, 2004, $1.7 million of the Company’s outstanding letters of credit were to collateralize its customers.

Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2004, $19.1 million of the Company’s outstanding letters of credit were to collateralize its insurance program.

Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of June 30, 2004, the Company’s cost to complete projects covered by surety bonds was approximately $192.8 million and utilized a combination of cash and letters of credit totaling $5.0 million to collateralize its bonding program.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

In April 2000, the Company committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2004, the Company had invested $3.1 million under the Company’s commitment to EnerTech. The carrying value of this Enertech investment at September 30, 2003 and June 30, 2004 was $2.5 million and $2.6 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, the Company does not record unrealized losses for the EnerTech investment that it believes are temporary in nature. As of June 30, 2004, the unrealized losses related to the Company’s share of the Enertech fund amounted to approximately $0.9 million, which it believes are temporary in nature. If facts arise that lead the Company to determine that such unrealized losses are not temporary, the Company would write down the investment in EnerTech through a charge to other expense during the period of such determination.

10. SUBSEQUENT EVENTS

Goodwill Impairment

On August 13, 2004, the Company announced that it would be unable to timely file results for the three months ended June 30, 2004 on Form 10-Q. There was also a possibility that factors surrounding certain material weaknesses in internal control may require a restatement of prior periods. Following this announcement, the Company’s stock price declined 40 percent to $3.93 on August 16, 2004. The Company believes that this decline in stock price plus the jury verdict and uncertainties surrounding its ability to obtain surety bonds was reflective of a change in its operations that indicated that a possible impairment of the carrying amount of goodwill existed at September 30, 2004. Therefore, the Company performed a test for impairment and consequently recorded a charge of $99.8 million. This charge is included in arriving at income (loss) from operations for the year ended September 30, 2004. The impairment detailed by the Company’s operating regions follows (amounts in millions):

Southeast	$28.8
Northeast	16.3
Gulf Plains	2.1
Central	51.0
West	1.6

Total	$99.8

As a result of these operating uncertainties, the Company decided to begin selling or divesting operations that were underperforming, and were heavily dependant on bonding or were in markets that continue to have weak economic forecasts. These operations accounted for $289.2 million in revenues and a loss of $13.1 million in operating income during the year ended September 30, 2004. The identification of the subsidiaries to sell or close required the Company to assess if further goodwill impairment exists. The Company determined that an impairment did exist and accordingly recorded an additional $7.3 million write off of goodwill in the first quarter of fiscal 2005. The impairment related to the Company’s operating regions as follows (amounts in millions):

Northeast	$1.6
Gulf Plains	0.5
Central	1.1
West	4.1

Total	$7.3

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

Discontinued Operations

Subsequent to September 30, 2004, the Company sold three operating units for total proceeds of $11.5 million. These subsidiaries had a combined revenues of $49.7 million, $46.1 million and $57.7 million and income from operations of $4.3 million, $3.1 million, and $1.1 million for the years ended September 30, 2002, 2003, and 2004, respectively.

Litigation Settlement

As previously reported pursuant to the Company’s Current Report on Form 8-K dated October 4, 2004, on September 30, 2004, a verdict was rendered by a jury in a case pending in the 133rd District Court of Harris County, Texas involving a dispute arising from a failed attempted sale of the assets of a wholly owned subsidiary of the Company and an employment claim by a former officer of that subsidiary. The jury verdict, if judgment had been entered on that verdict, could have been for approximately $30,000,000. The parties settled the lawsuit post-verdict for a cash payment of $8,000,000. This settlement was entered on December 2, 2004 and the matter was resolved. This amount was accrued at September 30, 2004.

Amendments to the Credit Facility

On November 18, 2004, the Company obtained a third amendment to the Credit Facility effective on November 24, 2004 upon the initial funding of Senior Convertible Notes. The amendment modified certain provisions of the Credit Facility to permit the issuance of the Senior Convertible Notes, modified certain definitions, specified mandatory debt reduction amounts and required a fee.

On December 10, 2004, the Company obtained a fourth amendment to the Credit Facility, effective as of June 30, 2004 with respect to specific financial covenants. The amendment modified the Credit Facility to reduce the total facility commitment to a revolving loan commitment of $82.1 million plus outstanding term loan commitments, modified definitions, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis, released defined collateral under specified conditions, increased pricing, established the borrowing base at 70% of qualifying assets and required a fee.

Senior Convertible Notes

On November 24, 2004, the Company entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The investors have an option to purchase up to an aggregate of $14 million in additional notes on or before the later to occur of the 90th day after the closing date and the fifth business day after the Company’s next annual meeting of stockholders. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations of the Company, are guaranteed on a senior unsecured basis by the Company’s significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of the Company’s common stock at an initial conversion price of $3.25 per share, subject to adjustment. The total number of shares of common stock deliverable upon conversion of the notes is limited to approximately 9.4 million shares (including approximately 1.9 million treasury shares), absent receipt of stockholder approval of the issuance of additional shares. Subject to certain conditions, to the extent that more shares would otherwise be issuable upon conversions of notes, the Company will be required to settle such conversions in cash by paying the value of the stock into which the notes would otherwise be

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

convertible. The net proceeds from the sale of the notes were used to prepay a portion of the Company’s senior secured Credit Facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Posting of Collateral

Subsequent to June 30, 2004, the Company has posted cash collateral with its surety of $17.5 million and issued additional letters of credit to its insurance underwriters of $12.6 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1.

This report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and the effects of seasonality. The foregoing and other factors are discussed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended September 30, 2003.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in the Note 2 of “Notes to Consolidated Financial Statements” of our Annual report on Form 10-K for the year ended September 30, 2003 and at relevant sections in this discussion and analysis.

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to perform the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from original estimated contract costs and variations from ongoing estimates of costs to complete projects in progress, along with other risks inherent in performing fixed price and unit price contracts, may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from the southern part of the United States. Downturns in new construction activity in the southern part of the United States could negatively affect our results.

We complete most projects in less than one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service and time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American

Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in project management, job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position.

We provide an allowance for doubtful accounts for unknown collection issues in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, our customers’ willingness to pay, general economic conditions and the ongoing relationships with our customers.

We are insured for workers’ compensation, automobile liability, general liability, employment practices and employee-related health care claims, subject to large deductibles. Our general liability program provides coverage for bodily injury and property damage that is neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least quarterly at the end of each fiscal quarter at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at June 30, 2004, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2004

The following table presents selected unaudited historical financial information for the nine months ended June 30, 2003 and 2004.

	Nine Months Ended June 30,
	2003	%	2004	%
	(in millions)
Revenues	$1,066.9	100%	$1,067.2	100%
Cost of services	913.2	86%	930.5	87%

Gross profit	153.7	14%	136.7	13%
Selling, general & administrative expenses	114.3	10%	109.9	10%

Income from operations	39.4	4%	26.9	2%
Interest and other expense, net	19.7	2%	23.4	2%

Income before income taxes	19.7	2%	3.5	0%
Provision for income taxes	7.6	1%	(6.0)	1%

Net income	12.1	1%	$9.5	1%

REVENUES

	Percent of Total Revenues
	Nine Months Ended June 30,
	2003	2004
Commercial and Industrial	81%	79%
Residential	19%	21%

Total Company	100%	100%

Total revenues decreased $0.3 million, or 0.0%, from $1,066.9 million for the nine months ended June 30, 2003, to $1,067.2 million for the nine months ended June 30, 2004. This decrease in revenues is the result of an 11.5% increase in residential revenues due to increased demand for new single-family and multi-family housing, fully offset by decreased revenues for our commercial segment due to decreased operating performance in one significant operating unit.

Commercial and industrial revenues decreased $23.2 million, or 2.7%, from $861.9 million for the nine months ended June 30, 2003, to $838.7 million for the nine months ended June 30, 2004. This decrease in revenues is primarily the result of a decrease in commercial revenues of $26.1 million primarily in the Gulf Plains and Central regions and a decrease in communications revenues of $10.2 million primarily in the Northeast and Gulf Plains regions in nine months ended June 30, 2004 versus June 30, 2003. This decrease was partially offset by an increase in service revenues of $11.8 million and an increase in industrial revenues of $0.9 million in nine months ended June 20, 2004 versus June 30, 2003.

Residential revenues increased $23.5 million, or 11.5%, from $205.0 million for the nine months ended June 30, 2003, to $228.5 million for the nine months ended June 30, 2004, primarily as a result of increased demand for new single-family and multi-family housing resulting from the low interest rate environment.

GROSS PROFIT

	Segment Gross Profit Margins As a Percent of Segment Revenues
	Nine Months Ended June 30,
	2003	2004
Commercial and Industrial	13%	11%
Residential	21%	19%

Total Company	14%	13%

Gross profit decreased $17.0 million, or 11.0%, from $153.7 million for the nine months ended June 30, 2003, to $136.7 million for the nine months ended June 30, 2004. Gross profit margin as a percentage of revenues decreased from 14.4% for the nine months ended June 30, 2003, to 12.8% for the nine months ended June 30, 2004. The decline in gross margin during the nine months ended June 30, 2004 was primarily due to the significant increase in commodity prices, including copper, steel and gasoline, which impacted IES’ material costs. The fixed price nature of many of our contracts precluded us from passing these costs onto our customers. This accounted for approximately $5.8 million impact to our gross margin. The decline in gross margin is also attributable to reduced job profitability on certain large and complex projects at one subsidiary that experienced project management changes in the latter part of the third quarter 2004.

Commercial and industrial gross profit decreased $17.5 million, or 15.9%, from $109.7 million for the nine months ended June 30, 2003, to $92.3 million for the nine months ended June 30, 2004. Commercial and industrial gross profit margin as a percentage of revenues decreased from 12.7% for the nine months ended June 30, 2003, to 11.0% for the nine months ended June 30, 2004. The decrease in commercial and industrial gross profit was primarily due to the higher commodity prices and reduced job profitability at one subsidiary discussed above.

Residential gross profit increased $0.5 million, or 1.1%, from $44.0 million for the nine months ended June 30, 2003, to $44.5 million for the nine months ended June 30, 2004. This increase results primarily from the increased revenues in the residential segment. Residential gross profit margin as a percentage of revenues decreased from 21.4% for the nine months ended June 30, 2003, to 19.5% for the nine months ended June 30, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased costs incurred due to the increased price of copper wire during the nine months ended June 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $4.4 million, or 3.9%, from $114.3 million for the nine months ended June 30, 2003, to $109.9 million for the nine months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues decreased 0.4% from 10.7% for the nine months ended June 30, 2003 to 10.3% for the nine months ended June 30, 2004. This decrease primarily resulted from an organizational restructuring that occurred during the last two years where we streamlined our administrative cost structure. The decrease also reflects a $0.4 million release of accrued restructuring charges for one individual that settled during the second quarter 2004. Also, health care costs were approximately $1.3 million lower in the nine months ended June 30, 2004 because of plan design changes that took effect January 1, 2004 and reduced lives participating in the medical plan. Lastly, provisions for allowances for doubtful accounts were approximately $1.3 million more during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 due to a $1.7 million write-off of a receivable from one customer determined to be uncollectible during the nine months ended June 30, 2004.

INCOME FROM OPERATIONS

Income from operations decreased $12.6 million, or 31.8%, from $39.4 million for the nine months ended June 30, 2003, to $26.9 million for the nine months ended June 30, 2004. This decrease in income from operations was primarily attributed to a $1.8 million increase in revenues earned year over year, a $5.0 million decrease in selling, general and administrative expenses, offset by a 9.8% decrease in gross profit earned on those revenues primarily as a result of increased commodity prices.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net, increased $3.7 million, from $19.7 million for the nine months ended June 30, 2003, to $23.4 million for the nine months ended June 30, 2004. This increase in net interest and other expense was primarily the result of a $5.2 million loss associated with retiring $75.0 million of senior subordinated notes during the second quarter 2004.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 38.6% for the nine months ended June 30, 2003 to (177.3%) for the nine months ended June 30, 2004. This decrease is attributable to the release of $6.3 million of deferred tax valuation allowances during the nine months ended June 30, 2004. These valuation allowances were established in fiscal year 2002 related to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.” We released these valuation allowances because we believe that we will now realize the deferred tax assets for which they were established. Without the impact of these valuation allowance releases, our effective tax rate was 5.5% for the nine months ended June 30, 2004. This decrease in our effective tax rate from 38.6% for the nine months ended June 30, 2003 to 5.5% for the nine months ended June 30, 2004 is attributable to a decrease in the effective tax rate for the current year, a change in the mix of states where taxable income is generated, an increase in the proportion of permanent tax differences to taxable income as a result of lower taxable income in the current year, an increase in state net operating loss valuation allowances and additional reserves for potential tax liability related to tax return filing positions taken by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

The following table presents selected unaudited historical financial information for the three months ended June 30, 2003 and 2004.

	Three Months Ended June 30,
	2003	%	2004	%
	(dollars in millions)
Revenues	$375.3	100%	$367.0	100%
Cost of services (including depreciation)	321.9	86%	324.2	88%

Gross profit	53.4	14%	42.8	12%
Selling, general & administrative expenses	38.2	10%	38.5	11%

Income from operations	15.2	4%	4.3	1%
Interest and other expense, net	6.6	2%	5.0	1%

Income before income taxes	8.6	2%	(.7)	0%
Provision for income taxes	3.3	1%	(1.4)	0%

Net income	$5.3	1%	$0.7	0%

REVENUES

	Percent of Total Revenues
	Three Months Ended June 30,
	2003	2004
Commercial and Industrial	81%	77%
Residential	19%	23%

Total Company	100%	100%

Total revenues decreased $8.3 million, or 2.2%, from $375.3 million for the three months ended June 30, 2003, to $367 million for the three months ended June 30, 2004. This decrease in revenues is primarily the result of a decrease in revenues in a few select commercial markets, offset partially by an increase in residential revenues.

Commercial and industrial revenues decreased $21.7 million, or 7.1%, from $305.6 million for the three months ended June 30, 2003, to $283.9 million for the three months ended June 30, 2004. The decrease is due to a decrease in commercial revenues of $11.3 million primarily in the Gulf Plains and Central regions and a decrease in industrial revenues of $18.9 million primarily in the Central region in three months ended June 20, 2004 versus June 30, 2003 due to decreased spending in these markets. This decrease was partially offset by an increase in the service and maintenance revenues of $7.4 million in three months ended June 20, 2004 versus June 30, 2003.

Residential revenues increased $13.4 million, or 19.2%, from $69.7 million for the three months ended June 30, 2003, to $83.1 million for the three months ended June 30, 2004, primarily as a result of increased demand for new single-family and multi-family housing resulting from the low interest rate environment.

GROSS PROFIT

	Segment Gross Profit Margins As a Percent of Segment Revenues
	Three Months Ended June 30,
	2003	2004
Commercial and Industrial	13%	8%
Residential	21%	18%

Total Company	14%	11%

Gross profit decreased $10.6 million, or 19.9%, from $53.4 million for the three months ended June 30, 2003, to $42.8 million for the three months ended June 30, 2004. Gross profit margin as a percentage of revenues decreased from 14.2% to 11.7% for the three months ended June 30, 2003 compared to three months ended June 30, 2004. The decline in gross margin during the three months ended June 30, 2004 was primarily due to the significant increase in commodity prices, including copper, steel and gasoline, impacting IES’ material costs. The fixed price nature of many of our contracts precluded us from passing these costs onto our customers. This accounted for approximately $3.4 million impact to our gross margin. The decline in gross margin is also attributable to reduced job profitability on certain large and complex projects at one subsidiary that experienced project management changes in the latter part of the third quarter.

Commercial and industrial gross profit decreased $10.3 million, or 26.8%, from $38.6 million for the three months ended June 30, 2003, to $28.3 million for the three months ended June 30, 2004. Commercial and industrial gross profit margin as a percentage of revenues decreased from 12.6% for the three months ended June 30, 2003, to 10.0% for the three months ended June 30, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of the dramatic increase in commodity prices and reduced job profitability at one subsidiary discussed above.

Residential gross profit decreased $0.2 million, or 1.5%, from $14.8 million for the three months ended June 30, 2003, to $14.5 million for the three months ended June 30, 2004. Residential gross profit margin as a percentage of revenues decreased from 21.2% for the three months ended June 30, 2003, to 17.5% for the three months ended June 30, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of the increase in copper wire prices during the three months ended June 30, 2004 and increased competition for work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $0.3 million, or 0.8%, from $38.2 million for the three months ended June 30, 2003, to $38.5 million for the three months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues increased 0.3% from 10.2% for the three months ended June 30, 2003 to 10.5% for the three months ended June 30, 2004. Health care costs were approximately $0.6 million lower in the three months ended June 30, 2004 because of plan design changes that took effect January 1, 2004 and reduced lives participating in the medical plan. Additionally, provisions for allowances for doubtful accounts were $1.9 million higher in the three months ended June 30, 3004 as compared to the three months ended June 30, 2003 due to a $1.7 million write-off of a receivable from one customer determined to be uncollectible in the three months ended June 30, 2003.

INCOME FROM OPERATIONS

Income from operations decreased $10.9 million, or 71.8%, from $15.2 million for the three months ended June 30, 2003, to $4.3 million for the three months ended June 30, 2004. This decrease in income from operations was attributed to an increase in cost of goods sold resulting from the increase in commodity prices during the three months ended June 30, 2004.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $6.6 million for the three months ended June 30, 2003, to $5.0 million for the three months ended June 30, 2004. This decrease in net interest and other expense was primarily the result of a lower debt load due to the debt restructuring in the second quarter ended March 31, 2004.

PROVISION FOR INCOME TAXES

Our effective tax rate increased from 38.6% for the three months ended June 30, 2003 to a benefit of 205.0% for the three months ended June 30, 2004. This increase is attributable to losses incurred during the three months ended June 30, 2004, a change in the projected tax differences for the year ended September 30, 2004, a change in the mix of states where taxable income is generated, an increase in the proportion of permanent tax differences to taxable income as a result of lower taxable income in the current year, an increase in state net operating loss valuation allowances, additional reserves for potential tax liability related to tax return filing positions taken by the Company and an accumulative adjustment for the first six months of fiscal year 2004 to the current estimated effective tax rate for the entire fiscal year.

WORKING CAPITAL

	September 30, 2003	June 30, 2004
	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$40,201	$13,290
Accounts receivable:
Trade, net of allowance of $5,425 and $4,176 respectively	245,618	242,443
Retainage	68,789	71,230
Related party	67	35
Costs and estimated earnings in excess of billings on uncompleted contracts	46,999	50,946
Inventories	20,473	26,331
Prepaid expenses and other current assets	14,427	27,788

Total current assets	$436,574	$432,064

CURRENT LIABILITIES:
Current maturities of long-term debt	$256	35,099
Accounts payable and accrued expenses	138,143	139,766
Billings in excess of costs and estimated earnings on uncompleted contracts	42,415	42,118

Total current liabilities	$180,814	$216,983

Working capital	$255,760	$215,081

Total current assets decreased $4.5 million, or 1%, from $436.6 million as of September 30, 2003 to $432.1 million as of June 30, 2004. This decrease is primarily the result of a $0.8 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress. Working capital was decreased by a $49.6 million decrease in cash and cash equivalents that was impacted by $50.0 million in term loan borrowings offset by cash used to retire $75.0 million of senior subordinated debt included in cash used in financing activities. Additionally, $4.4 million of cash was used in investing activities. See “Liquidity and Capital Resources” below for further information. These decreases in current assets were offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $3.8 million due to timing of billings and a $4.5 million increase in prepaid and other current assets.

Total current liabilities increased $36.2 million, or 20%, from $180.8 million as of September 30, 2003 to $217.0 million as of June 30, 2004. This increase is primarily the result of a $34.8 million increase in current maturities of long-term debt and a $1.5 million increase in accounts payable and accrued expenses due to the timing of payments made, offset by a $0.9 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents of $13.3 million, working capital of $215.1 million, outstanding borrowings of $42.9 million under our credit facility, $25.8 million of letters of credit outstanding, other debt of $0.2 million and available capacity under our credit facility of $56.3 million. The amount outstanding under our senior subordinated notes was $172.9 million.

During the nine months ended June 30, 2004, we generated $9.4 million of net cash from operating activities. This net cash provided by operating activities was comprised of net income of $9.5 million, increased by $6.3 million of non-cash charges related primarily to depreciation expense, offset by the reversal of $6.5 million in tax valuation allowances, and further increased by changes in working capital. Working capital changes consisted of a $1.6 million decrease in trade accounts receivable due to the timing of collections. Working capital changes also included a $5.9 million increase in inventory due to the increase in commodity prices and a $4.5 million increase in accounts payable and accrued expenses as a result of the timing of payments made, with the balance of the change due to other working capital changes. Net cash used in investing activities was $4.4 million, consisting primarily of $4.7 million used for capital expenditures and $0.4 million invested in securities, offset by $0.7 million in proceeds from the sale of fixed assets. Net cash used in financing activities was $31.9 million, resulting primarily from repayments of debt of $82.4 million and $4.3 million used in the acquisition of treasury stock, offset by borrowings of $50.0 million and $5.4 million received from the exercise of stock options.

During the year ended September 30, 2003, we completed a 2 million share repurchase program. We used approximately $10.2 million in cash generated from operations to repurchase shares during the year ended September 30, 2003.

On November 5, 2003, we commenced a $13 million share repurchase program. We used approximately $4.6 million in cash generated from operations to repurchase 549,200 shares during the year ended June 30, 2004 under this program. The terms of our credit facility, as amended, restrict our ability to repurchase shares under this program.

On February 27, 2004, we amended and restated our $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. We used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of our long term bonds. Since February 27, 2004, and through December 10, 2004, we have amended the credit facility four times. The amendments provided, among other things, for covenants or waivers that permit us to file our Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted us to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit us to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on January 13, 2006. We have the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. The term loan of the credit facility is due by September 30, 2005. At September 30, 2004, the term loan had outstanding borrowings of $42.9 million. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the banks prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitment as of the beginning of each quarter beginning January 1, 2005. Our direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio.

We have outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. In connection with these transactions, we recorded a gain of $1.0 million. This gain is recorded in interest and other expense, net during the year ended September 30, 2002 in accordance with SFAS No.145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which we adopted July 1, 2002. During the year ended September 30, 2004, we redeemed $75.0 million principal amount of our senior subordinated notes, paying a call premium of 4.688%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense in accordance with SFAS No. 145. At June 30, 2004, we had $172.9 million in outstanding senior subordinated notes.

We utilized approximately $2.7 million cash, net of cash acquired, to purchase Riviera Electric LLC in Denver, Colorado on February 27, 2003.

All of our operating income and cash flows are generated by our 100% owned subsidiaries, which are the subsidiary guarantors of our outstanding senior subordinated notes. We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. Our parent holding company’s independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the senior subordinated notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

OFF-BALANCE SHEET ARRANGEMENTS

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

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At June 30, 2004, $1.7 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2004, $19.1 million of our outstanding letters of credit were to collateralize our insurance program.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2004, our cost to complete projects covered by surety bonds was approximately $192.8 million and we utilized a combination of cash and letters of credit totaling $5.0 million to collateralize our bonding program.

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2004, we had invested $3.1 million under our commitment to EnerTech. The carrying value of this Enertech investment at September 30, 2003 and June 30, 2004 was $2.5 million and $2.6 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that we believe are temporary in nature. As of June 30, 2004, the unrealized losses related to the Company’s share of the Enertech fund amounted to approximately $0.9 million, which we believe are temporary in nature. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.

Our future contractual obligations include (in thousands)(1):

	2004	2005	2006	2007	2008	Thereafter	Total
Debt obligations	$—	$42,926	$—	$—	$—	$172,885	$215,811
Capital lease obligations	$68	$107	$21	$4	$—	$—	$200
Operating lease obligations	$1,949	$12,628	$8,457	$5,973	$3,719	$2,560	$35,286

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter		Total
Standby letters of credit	$25,808	$—	$—	$—	$—	$—		$25,808
Other commercial commitments	$—	$—	$—	$—	$—	$1,900	(2)	$1,900

(2)	Balance of investment commitment in EnerTech.

Outlook. Economic conditions across the country are challenging although construction industry spending is expected to increase by two percent in 2005 according to F.W. Dodge. We continue to focus on collecting receivables and reducing days sales outstanding. We will continue to take steps to reduce costs. We have made significant reductions in administrative overhead at the home office and in the field. We have elected to sell or close certain operations that are heavily dependent on bonding or are otherwise underperforming. These operations generated total revenues in fiscal 2004 of $289.2 million and operating losses of $13.1 million. If we are successful in our efforts to sell these operations, their revenue and income (loss) contributions, will no longer be included in our results of operations and the sales proceeds will be used primarily to reduce our indebtedness. As we continue to divest of operations and cut costs our outlook will change. Therefore, we are not providing guidance at this time.

We expect to generate cash flow from operations, sales of businesses, borrowing under our convertible debt indenture and our credit facility. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that these combined cash flows will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures of approximately $5.0 million for the fiscal year ended September 30, 2005. Our ability to generate cash flow is dependent on many factors, including demand for our products and services, the availability of work at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements.”

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

INFLATION

Due to the relatively low levels of inflation experienced in fiscal 2002 and 2003, inflation did not have a significant effect on our results in those fiscal years or on any of the acquired businesses during similar periods. During fiscal 2004, however, we experienced significant increases in the commodity prices of copper products, steel products and fuel. Over the long-term, we expect to be able to pass those increased costs to our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until Interpretation 46, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have minority interests in two firms, EnerTech Capital Partners II, L.P. and Energy Photovoltaics, Inc., and a joint venture that may fall under this interpretation. We believe the adoption of this statement will not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the requirements of SFAS 150 as of July 1, 2003. The adoption did not have a material impact on our results of operations or financial position.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. Outstanding borrowings under our credit facility were $42.9 million as of June 30, 2004. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total
Liabilities—Debt:

Variable Rate (term loan)	$—	$42,926	$—	$—	$—	$—	$42,926
Variable Interest Rate	4.22%	4.22%	4.22%	4.22%	4.22%	—	4.22%
Fixed Rate (senior subordinated notes)	$—	$—	$—	$—	$—	$172,885	$172,885
Fixed Interest Rate	9.375%	9.375%	9.375%	9.375%	9.375%	9.375%	9.375%

Fair Value of Debt:
Variable Rate							$42,929
Fixed Rate							$178,504

ITEM 4.    CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO, concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2004, in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Based upon that evaluation, the Company took the following steps to improve the functioning of its disclosure controls:

•	Changed the reporting relationships of regional controllers, so that they report directly to the Company’s chief accounting officer and have a direct line of communication to the chief accounting officer and the disclosure committee regarding accounting matters.

•	Conducted a further investigation of accounting matters at the direction and under the supervision of the Audit Committee.

•	Provided accounting briefings to subsidiary management to clarify and strengthen management’s understanding of the Company’s revenue recognition policies and the reporting by subsidiaries of revenue and write-downs on contracts.

•	Expanded the form of certification used for subsidiary presidents and controllers so that exceptions are identified to the chief accounting officer and the disclosure committee to permit further review and gathering of information and more timely disclosure.

(b) Internal Controls. During the fourth quarter of fiscal 2004, the Company conducted an evaluation of the financial results relating to certain projects at one of its subsidiaries. Following the internal investigation, the Company’s Audit Committee engaged special counsel to conduct an investigation of those matters. The special investigation has been concluded, and the Company believes that the issues regarding its financial results were not widespread. The issues at one subsidiary related to (1) a series of large contracts accounted for on a percentage of completion basis in which actual costs projected to be incurred exceeded the original projected costs, but appropriate adjustments were not reflected, (2) general and administrative costs recorded to a particular contract that did not relate to that contract and (3) the recognition of revenue related to the recording of incorrect margin on a particular long-term contract. The issues at another other subsidiary related to incorrectly recorded revenues attributable to a large project that were not identified as part of the Company’s normal closing process. The aggregate amount of the issues at these two subsidiaries is approximately $5.7 million.

As a result of the above matters, the independent auditors of IES advised the Company that they would not be able to complete their procedures in accordance with AU 722, “Interim Financial Information,” on the Company’s third quarter results. They advised the Company that until the audit of its fiscal year 2004 financial statements was completed, they would be unable to complete their procedures in accordance with AU 722 on third quarter results. The reasons for the delay were the two material weaknesses identified by the independent auditors as described below and concerns that the size of the adjustments taken for the items identified above, coupled with any other adjustments that may have been identified in the course of the audit, could have resulted in a requirement to restate prior periods.

In response to the issues identified above, by letter dated August 12, 2004, Ernst & Young, the Company’s independent auditors, issued a letter to the Company advising that they had identified two deficiencies in the design of internal controls that are material weaknesses:

•	First, at one subsidiary, certain administrative costs were inappropriately recorded as additional contract costs on a large cost-plus contract, which resulted in the deferral of expenses and overstatement of revenues for the first quarter of fiscal 2002. Additionally, the subsidiary recorded margin on that same contract of up to 8% when the contract only allowed for costs plus a maximum of 6%.

•	Second, the Company recorded an additional $4.3 million in adjustments to contract cost, reversal of revenue and other issues. The auditors concluded that the Company’s lack of timely updating of estimated costs to complete contracts and lack of monitoring revenue recognition policies was a deficiency and material weakness.

To address the issues described above, IES’ management made the policy, training, controls and organizational changes described below:

•	IES is reviewing its internal controls to improve the functioning of internal controls and address the potential deficiencies and weaknesses.

•	The number of reporting regions was reduced, and a new “rapid response” team was created to step in and assist subsidiaries experiencing difficulties to accelerate corrective measures.

•	Implementation of new and significantly expanded training programs for employees responsible for financial reporting.

•	The form of certification used for subsidiary presidents and controllers was revised and expanded.

•	Reporting relationships were changed so that regional controllers report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer.

•	A centralized accounting system has been implemented at 90 percent of the Company’s subsidiaries as of December 2004. This accounting system permits remote access and increased oversight of the accounting records at each subsidiary location. The increased automation of the revenue reporting process has strengthened the Company’s internal controls.

•	IES is in the process of implementing policies to require additional support in narrative or other form to document probable collection of larger aged accounts receivable. Under the revised policy, evidence required to recognize revenue will be a written or oral change order or notice to proceed.

•	IES is in the process of clarifying and improving its accounting policies, including its policies regarding revenue recognition, ethics compliance and contract documentation, and providing the policies in language and format that are more readily usable.

IES believes these changes allow it to better enforce controls and identify potential issues more quickly in the future.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On August 20, 2004, August 23, 2004, September 10, 2004, September 15, 2004, and October 4, 2004, Corinne Orem, Elaine English, Park Partners, L.P., Jack Zimny, and James Elmore, respectively, each filed a putative class action complaint against IES, and certain of our officers and directors, in the United States District Court for the Southern District of Texas, alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of IES stock between November 10, 2003 and August 13, 2004. The plaintiffs seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On November 19, 2004, these cases were consolidated. A motion to appoint a lead plaintiff is pending before the court, and once an appointment is made plaintiff will have sixty days to file a consolidated amended complaint. Defendants will have sixty days from the filing of this consolidated amended complaint to respond.

On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the putative class action complaints, and adds common law claims against the individual defendants. The plaintiff in the shareholder derivative action seeks unspecified amounts of damages, interest and costs, including legal fees. By agreement, the defendants will not respond to this action until the plaintiff files an amended petition.

The Company intends to vigorously contest these actions. However, because they are at an early stage, it is premature at this time to predict liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with these actions. An adverse outcome in these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

As previously reported pursuant to the Company’s Current Report on Form 8-K dated October 4, 2004, on September 30, 2004, a verdict was rendered by a jury in a case pending in the 133rd District Court of Harris County, Texas involving a dispute arising from an failed attempted sale of the assets of a wholly owned subsidiary of the Company and an employment claim by a former officer of that subsidiary. The jury verdict, if judgment had been entered on that verdict, could have been for approximately $30,000,000. The parties settled the lawsuit post-verdict for a cash payment of $8,000,000. This settlement was entered on December 2, 2004 and the matter was resolved.

We are involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of any of these proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us, in our opinion, these proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(Amounts in thousands, except per share amounts)
April 1, 2004—April 30, 2004	—	$—	—	$8,353
May 1, 2004—May 31, 2004	—	—	—	8,353
June 1, 2004—June 30, 2004	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 Million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The share repurchase plan does not have an expiration date. The terms of the Company’s credit facility, as amended, restricts its ability to repurchase its common stock under this program.

ITEM 6.    EXHIBITS

10.1	Agreement and Amendment to Credit Agreement dated as of June 30, 2004 among the financial institutions party to the Credit Agreement, as such term is hereinafter defined; Integrated Electrical Services, Inc., the Borrower; and Bank One, NA, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Herbert R. Allen, Chief Executive Officer and Interim Chief Financial Officer

32.1	Section 1350 Certification

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: December 14, 2004	By:	/s/ HERBERT R. ALLEN
Herbert R. Allen Chief Executive Officer and Interim Chief Financial Officer