Form 10-K
period 2004-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2004-12-14
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of December 10, 2004, there were outstanding 38,996,107 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was approximately $117.0 million.

DOCUMENT INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 17, 2005

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.

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

PART I

Item 1.    Business

In this annual report, the words “IES”, the “Company”, “we”, “our”, “ours”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ends on September 30.

We are a leading provider of electrical contracting services in the United States. We provide a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers.

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

Since our incorporation in 1997, we have expanded to approximately 134 locations currently serving the continental 48 states through acquisition and internal growth. From 1997 to 2004, revenues for our businesses increased at a compounded annual growth rate of approximately 24%. Included in that growth was approximately five percent organic or “same store sales” growth. This includes a decline in our revenue base between 2002 and 2004 of approximately seven percent due to market conditions and strategic divestitures. In 2003 and 2004, we continued to focus internally on integrating to our information systems and established a regionally based management structure to enhance operating controls at all levels of our organization, as well as integrating a consolidated procurement program and structure to manage customers and vendors on a national basis.

Industry Overview

Using the most recently available data from F. W. Dodge and historical data from EC&M Magazine, we estimate the electrical contracting industry will generate annual revenues in excess of $90 billion in 2004. Data from EC&M Magazine indicates that the electrical contracting industry is highly fragmented, with more than 70,000 companies, most of which are small, owner-operated businesses. This data also indicates that there are only 14 U.S. electrical contractors with revenues in excess of $200 million. F. W. Dodge data indicates total construction industry revenues have grown at an average compound rate of approximately seven percent from 1997 through 2003, with all years showing growth over the previous year. F.W. Dodge forecasts total construction revenues for 2004 through 2009 to continue to grow at a more conservative pace of approximately four percent annually.

During the last decade, electrical contractors have experienced a growing demand for their services as a result of more stringent electrical codes, increased use of electrical power, increased demand for bandwidth, demand for bundled services, and construction of smart houses with integrated audio, video, computer, temperature control and security systems. Additionally, residential construction spending continues to achieve record levels. This overall construction market, while up in 2004 over the past two years, has been depressed since 2001 due to decreased commercial and industrial construction spending.

Competitive Strengths

Our competitive strengths include the following:

•	Geographic diversity—We have approximately 134 locations, currently serving the continental 48 states and have worked on more than 2,000 contracts over $250,000 and more than 6,000 contracts overall in 2004. IES’ national presence mitigates much of the region specific economic slowdowns. Our presence in states such as Virginia and Texas has been particularly beneficial through this most recent construction decline, because these areas were less impacted than some of the other areas of the U.S. Since 1997, much of our revenues have been derived from the Sunbelt states which have had higher growth rates than overall U.S. construction. Our geographic diversity also enables us to better serve national customers with multiple locations.

•	Customer diversity—Our diverse customer base includes general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2004. We believe that customer diversity provides us with many advantages including reducing our dependence on any single customer.

Our company services a wide variety of customers, which tends to cushion us somewhat from sector declines. The impact on our company of a slowdown in a particular industry is typically muted when compared to our smaller, more geographically or sector concentrated competitors. Additionally, our expertise in a variety of industries allows us to be flexible and to share our expertise across regions.

The composition of our backlog shifts from time to time. During 2004, our backlog of work in progress for commercial and industrial work declined by approximately 13 percent in the areas of hotels and condominiums, health care facilities, utility work, highway, waste water and military; while areas of backlog growth expanded by 9 percent and included retail, institutions, office buildings, heavy industry and manufacturing. Over the past two years the duration of our backlog has decreased because we have fewer larger projects in our backlog. Therefore, our backlog turns quicker because the average project size and length of that project is declining.

•	Expertise—We have developed areas of expertise in high-rise buildings including hotels, condominiums and office buildings, retail centers, hospitals, switching centers and utility substations and single-family and multi-family residential homes. We believe that our technical expertise provides us with (1) access to higher margin design-and-build projects; (2) access to growth markets including wireless telecommunications, highway lighting and traffic control, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors.

•	Ability to Service National Projects—Our nationwide presence and name recognition helps us compete for larger, national contracts with customers that operate throughout the U.S. Additionally, we believe our size and national service offering uniquely positions us as the only single source open shop electrical contracting service provider able to execute projects on a national basis. We are able to take on very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors. This type of work represents a growing market and we have made significant progress in pursuing these sizable accounts.

•

Access to resources—Access to resources is a key to success, especially in this difficult environment. We, like many of our competitors, have experienced increased costs and limited availability of bonding required for specific projects. Losses experienced by the surety industry in the past two years have caused surety providers to limit capacity and increase prices for all participants, including us, even though we have incurred no surety losses on any project in our seven year history. As a result we attempt to pursue those contracts that are most economically attractive and for where the bonding costs can be justified by the expected return. As of September 30, 2004, the expected cost to complete projects covered by surety bonds was approximately $200.0 million. Additionally, we have access to borrowings under our credit facility of which $44.1 million was available for borrowings at December 13, 2004 and added liquidity from a recent convertible debt offering.

•	Proprietary systems and processes—We have proprietary systems and processes that help us bid on projects, manage projects once they have been awarded and maintain and track customer information. In addition, we developed and perfected techniques and processes for installation on a variety of different projects, including a prefabrication processes we implemented throughout the organization. Through the consolidation of over 85 entities, we have taken the best practices within our company and leveraged those systems and processes across the entire organization for “best in class” practices.

•	Utilization of prefabrication processes—Our size and 100% merit shop environment has allowed us to quickly implement best prefabrication practices across our company. We prefabricate and preassemble or prepackage significant portions of electrical installations off-site and ship materials to the installation sites in specific sequences to optimize materials management, improve efficiency and minimize our employees’ time on job sites. This is safer, more efficient and more cost effective for both us and our customers.

•	Experienced management—Our management teams have extensive experience and well-known reputations in the markets they serve. In addition, we have developed a strong team of executive officers, led by Herbert (Roddy) Allen, with extensive operating experience. We believe management and our employees currently own approximately 20% of our outstanding common stock.

Strategy

During the last three years we have been implementing a three-phase strategy.

Phase one, “Back to Basics”, emphasized basic business fundamentals of increasing backlog, controlling costs and generating positive cash flow.

•	Our backlog of work in progress has decreased to approximately $662 million as of September 30, 2004 from approximately $708 million, as of September 30, 2003. At the end of fiscal 2003, we had several very large projects included in backlog. During 2004, those projects either were completed or were nearing completion at year end which lowered our total backlog at September 30, 2004.

•	To control costs, we have taken and will continue to take steps to operate more efficiently and reduce expenses. These steps will, if successful, increase our profitability and allow us to remain competitive within the industry. We believe that by focusing on cost reduction, we are better positioned for competitive success in any business environment.

•	We have been and continue to focus on cash flows from operations. This includes utilizing effective tax planning strategies to reduce cash taxes paid and processes focused on collecting receivables and billing retainage.

Phase two, “One Company. One Plan.”, focused on processes and systems necessary to integrate various decentralized business units.

•	This strategy included a realigned management structure supported by additional financial reporting and planning processes through the implementation of an information system that is now 90% complete. We also undertook to bring commonality to our employee programs such as healthcare, incentive compensation and project management training. We implemented safety programs across the organization improving our recordable accidents to less than half the industry average. We now track procurement spending with national vendors centrally and have negotiated procurement savings. Additionally, we are focused on developing stronger national customer relationships.

Phase three, “Continued Growth”, was designed to expand our businesses internally and via selective acquisitions.

•	This phase will be achieved primarily through internal growth in select markets by increasing service offerings and market share. While we did purchase one company in February 2003, we do not intend to grow through external growth. We have put our growth strategy on hold to focus on the core profitability and capital efficiency of the company.

Since 2002, when the strategy was developed and implemented we accomplished a number of our objectives while reducing debt and repurchasing shares of common stock.

During the summer of 2004 we announced that we would not be able to timely issue our financial results for the third fiscal quarter. Since that time we have diligently worked to remedy the matters that gave rise to those events. While we determined that the matters were not widespread, the process and surrounding events have caused us to modify our strategy to take a closer look at the overall operating and capital efficiency of our units to insure an optimal return on the capital invested in the company.

During October 2004, we began a process to strategically review the performance of each of our 49 business units over the last three years. This process involves analyzing the financial performance of each unit with particular emphasis on the relative consistency of its results, returns on invested capital (unit level working capital and fixed assets), the required invested capital at each unit including capital costs associated with surety bonding, construction spending and growth trends in each geographic market, management strength and other factors.

Based on that analysis, we determined that certain businesses did not meet our criteria and have decided to sell these units in order to improve the overall profitability and capital efficiency of the company. These units produced revenues and operating losses during 2004 of approximately $289.2 million and $13.1 million, respectively. Through December 10, 2004, we have completed three sales and received approximately $11.5 million in cash. During fiscal 2004, these units produced combined revenues of $57.6 million and operating income of $1.1 million.

The Markets We Serve

Commercial and Industrial Market. Our commercial and industrial work consists primarily of electrical, communications, utility installations and upgrade, renovation, replacement and service and maintenance work in:

•	airports;

•	community centers;

•	high-rise apartments and condominiums;

•	hospitals and health care centers;

•	hotels;

•	manufacturing and processing facilities;

•	military installations;

•	office buildings;

•	refineries, petrochemical and power plants;

•	retail stores and centers;

•	schools; and

•	theaters, stadiums and arenas.

Our commercial and industrial customers include:

•	general contractors;

•	developers;

•	building owners and managers;

•	engineers;

•	architects; and

•	consultants.

Demand for our commercial and industrial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1997 through 2004, our pro forma combined revenues from commercial and industrial work has grown at a compound annual rate of approximately 3.2% per year, including a decline of 6.6% in the period from 2001 to 2004 during which commercial and industrial spending declined due to soft market conditions. According to F. W. Dodge, the non-residential construction industry has grown at a compound annual rate of approximately 4.1% per year, including a decline of 8.4% from 2001 to 2004. Commercial and industrial work represented approximately 81%, 81% and 78% of our revenues for the years ended September 30, 2002, 2003 and 2004, respectively. Pro forma combined revenues include revenues generated by our subsidiaries prior to acquisition by us. For additional segment information for each of the three years ended September 30, 2004, see Note 9 to the Consolidated Financial Statements.

New commercial and industrial work begins with either a design request or engineer’s plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary, detailed design specifications, engineering drawings and cost estimates. Projects we design and build generally provide us with higher margins. “Design and build” gives full or partial responsibility for the design specifications of the installation. Design and build is an alternative to the traditional “plan and spec” model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform design and build work, because it allows us to use past experience to install a more cost effective project for the customer with higher profitability to us. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to our customer for payment, less a retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during this time, including:

•	ordering of equipment and materials;

•	fabricating or assembling of certain components (pre-fabrication);

•	delivering of materials and components to the job site; and

•	scheduling of work crews and inspection and quality control.

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

Our service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to economic fluctuations. Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per-call service and maintenance is initiated when a customer requests emergency repair service. Service technicians are scheduled for the call or routed to the customer’s residence or business by the dispatcher. We will then follow up with the customer to schedule periodic maintenance work. Most service work is warranted for thirty days. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

•	travels to the residence or business;

•	interviews the customer;

•	diagnoses the problem;

•	prepares and discusses a price quotation; and

•	performs the work and often collects payment from the customer immediately.

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

Residential Market. Our work for the residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, for local, regional and national homebuilders and developers. We believe demand for our residential services is dependent on the number of single-family and multi-family home starts in the markets we serve. Single-family home starts are affected by the level of interest rates and general economic conditions. A competitive factor particularly important in the residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. This ability has become increasingly important as consolidation has occurred in the residential construction industry and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions.

We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market. Our residential business has experienced significant growth. Our pro forma combined revenues from residential electrical contracting have grown at a compound annual rate of approximately 13.5% from fiscal 1997 through 2004 compared to an industry average of approximately 10.4% according to F. W. Dodge. Residential electrical contracting represented approximately 19%, 19% and 22% of our revenues for the years ended September 30, 2002, 2003 and 2004, respectively.

New residential installations begin with a builder providing potential subcontractors the architectural or electrical drawings for the residences within the tract being developed. We typically submit a bid or contract proposal for the work. Our personnel analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required to complete the project. We deliver a written bid or negotiate an arrangement for the job. The installation work is coordinated by our field supervisors and the builders’ personnel. Payments for the project are generally obtained within 30 days, at which time any mechanics’ and materialmen’s liens securing these payments are released. Interim payments are often obtained to cover labor and materials costs on larger projects.

The residential business is generally more profitable and less capital intensive than our commercial and industrial business and has a much lower surety bonding need. For additional segment information for each of the three years ended September 30, 2004, see Note 9 to the Consolidated Financial Statements. Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter.

Customers

Major Customers. We have a diverse customer base. We intend to continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service. During the years ended September 30, 2002, 2003, and 2004, no single customer accounted for more than 10% of our revenues.

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

Materials and Supplies. As a result of economies of scale, we believe we have been able to purchase equipment, parts and supplies at discounts to prices made available to our smaller competitors. In addition, as a result of our size, we are able to lower our costs for (i) the purchase or lease of vehicles; (ii) property, casualty and liability insurance; (iii) health insurance and related benefits; (iv) retirement benefits administration; and (v) office and computer equipment.

Substantially all the equipment and component parts we sell or install are purchased from manufacturers and other outside suppliers. We are not materially dependent on any one of these outside sources for our supplies.

Control and Information Systems. We are committed to performing those controls and procedures that improve our efficiency and the monitoring of our operations. We are approximately 90% complete in deploying a standard Enterprise Resource Planning (“ERP”) software to all of our operating companies. We believe ERP applications are paramount to a growing business with our diverse geographic platform. Additionally, we have implemented a financial reporting and planning application to complement the ERP application that provides a uniform structure and analytical tools for the reporting process. This application was utilized for our 2003, 2004 and 2005 planning processes. We now expect to have the implementation completed by the end of calendar year 2005. Implementation of this ERP system and the complementary financial reporting application allows us to obtain more timely results of operating performance and perform more detailed analyses. In addition to our ERP system, other controls and procedures we have in place include:

•	pre-determined approval levels for bidding jobs. Each subsidiary may approve certain jobs based on each subsidiary’s gross revenues, the level of experienced estimating personnel on staff, the type of work to be bid (i.e. niche vs. non-niche work to take advantage of our centers of excellence), and manpower availability. If a job exceeds these parameters additional approvals must be obtained.

•	an automated uniform monthly reporting process with data controls.

•	a series of quarterly reviews conducted by our senior management team. These meeting locations are rotated quarterly between the corporate office in Houston, Texas and various locations. The content of such meetings includes discussing safety performance, previous operating results, forecasts for the future, opportunities and concerns.

•	a formalized planning process that involves analyzing industry trends at a county level for each subsidiary. This planning also formalizes the capital allocation process.

•	monthly job review meetings involving finance and operations.

Competition

The electrical contracting industry is highly fragmented and competitive. Most of our competitors are small, owner-operated companies that typically operate in a limited geographic area. There are few public companies focused on providing electrical contracting services. In the future, we may encounter competition from new market entrants. Competitive factors in the electrical contracting industry include:

•	the availability of qualified and licensed electricians or qualified technicians;

•	safety record;

•	cost structure;

•	price;

•	relationships with customers;

•	geographic diversity;

•	ability to reduce project costs;

•	access to technology;

•	experience in specialized markets; and

•	ability to obtain bonding.

Regulations

Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians;

•	building and electrical codes;

•	regulations relating to consumer protection, including those governing residential service agreements; and

•	regulations relating to worker safety and protection of the environment.

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

Risk Management and Insurance

The primary risks in our operations include health, bodily injury, property damage and injured workers’ compensation. We maintain automobile and general liability insurance for third party health, bodily injury and property damage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to large deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures.

Employees

At September 30, 2004, we had approximately 11,600 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

Executive Officers

Herbert “Roddy” Allen, 64, has been Chief Executive Officer and President of the Company since October 2002 and interim Chief Financial Officer from April, 2004 to May, 2004 and since October, 2004. From May 2002 to October 2002, Mr. Allen was Chief Operating Officer of the Company. From January 2000 to May 2002, Mr. Allen was Senior Vice President—Eastern Operations and served as a Regional Operating Officer of the Company from June 1998 to January 2000. Prior to September 2000, Mr. Allen served as the President of H.R. Allen, Inc., one of the Company’s subsidiaries.

Miles Dickinson, 52, has been Senior Vice President—since September 2004. From April 2001 to September 2004, Mr. Dickinson was a Regional Operating Officer of the Company and from prior to May 1999 until the present has been President of Delco Electric, one of the Company’s subsidiaries.

Robert Stalvey, 54, has been Senior Vice President—since September 2004. From October 2000 to September 2004 Mr. Stalvey was Senior Vice President, Operations Services and from July 1999, Vice President, Special Projects.

Margery Harris, 44, has been the Senior Vice President of Human Resources of the Company since October 2000. From 1995 to 2000, Ms. Harris was employed by Santa Fe Snyder Corporation, a large global independent exploration and production company, serving most recently as Vice President of Human Resources. Prior to that Ms. Harris was a lead consultant with Hewitt Associates, a premier total compensation consulting firm.

Curt L. Warnock, 49, has been Vice President, Law of the Company since October 2002. From July 2001 to October 2002, Mr. Warnock served as Assistant General Counsel of the Company. Prior to July 2001, Mr. Warnock spent sixteen years with Burlington Resources Inc., a large independent NYSE oil and gas company, serving in various positions. Prior to that, Mr. Warnock served as Senior Attorney to Pogo Producing Company, a NYSE oil and gas company; before that, he was in private practice. Mr. Warnock is licensed in Texas and federal courts and before the Fifth Circuit and before the United States Supreme Court.

David A. Miller, 34, has been Vice President and Chief Accounting Officer of the Company since October 2002. Between January 1998 and October 2002, Mr. Miller held the positions of Financial Reporting Manager, Assistant Controller, Controller and Chief Accounting Officer with the Company. Prior to January 1998, Mr. Miller held various positions in public accounting and private industry. Mr. Miller is a Certified Public Accountant.

Available Information

We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission (the “SEC”). Our annual report on

Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports are free of charge through our website at www.ies-co.com as soon as it is reasonably practicable after we file them with, or furnish them to, the SEC.

We have adopted a Code of Ethics for Financial Executives, a Code of Business Conduct and Ethics for directors, officers and employees (the legal Compliance and Corporate Policy Manual) and established Corporate Governance Guidelines and adopted charters outlining the duties of the Company’s Audit, Compensation and Nominating/Governance Committees, copies of which may be found on our website at www.ies-co.com. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the Annual Meeting of Stockholders of the Company.

RISK FACTORS

•	Downturns in construction could adversely affect our business because more than half of our business is dependent on levels of new construction activity.

More than half of our business involves the installation of electrical systems in newly constructed and renovated buildings, plants and residences. The construction industry is cyclical and downturns in levels of construction or housing starts could have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase revenues from new installation services will depend on the number of new construction starts and renovations, which will likely correlate with the cyclical nature of the construction industry. The number of new building starts will be affected by local economic conditions, and other factors, including the following:

•	employment and income levels;

•	interest rates and other factors affecting the availability and cost of financing;

•	tax implications for homebuyers and commercial construction;

•	consumer confidence; and

•	housing demand.

Additionally, a majority of our business is focused in the southeastern and southwestern portions of the United States, concentrating our exposure to local economic conditions in those regions. Downturns in levels of construction or housing starts in these geographic areas could result in a material reduction in our activity levels.

•	The highly competitive nature of our industry could affect our profitability by reducing our profit margins.

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

•	There is currently a shortage of qualified electricians. Since the majority of our work is performed by electricians, this shortage may negatively impact our business, including our ability to grow.

There is currently a shortage of qualified electricians in the United States. In order to conduct our business, it is necessary to employ electricians and have those electricians qualified in the states where they do business. While overall economic growth has diminished, our ability to increase productivity and profitability may be limited by our ability to employ, train and retain skilled electricians required to meet our needs. Accordingly there can be no assurance, among other things, that:

•	we will be able to maintain the skilled labor force necessary to operate efficiently;

•	our labor expenses will not increase as a result of a shortage in the skilled labor supply; and

•	we will be able to maintain the skilled labor force necessary to implement our planned internal growth.

•	Due to seasonality and differing regional economic conditions, our results may fluctuate from period to period.

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Our quarterly results may also be affected by regional economic conditions. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

•	The estimates we use in placing bids could be materially incorrect. The use of incorrect estimates could result in losses on a fixed price contract. These losses could be material to our business.

We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results for a fiscal quarter or year. We must estimate the costs of completing a particular project to bid for these fixed price contracts and the final costs may be higher than expected resulting in a smaller than expected profit margin or even a loss.

•	We may experience difficulties in managing internal growth.

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

On August 13, 2004, the Company announced that it would not timely file its quarterly report on Form 10-Q for the quarterly period ended June 30, 2004. Following this announcement, the Company’s stock price declined 40 percent to $3.93 on August 16, 2004. An investigation of the factors surrounding certain material weaknesses in internal control resulted in the Company restating its earnings for the six months ended March 31, 2004, and the years ended September 30, 2002 and 2003. While management has implemented changes to its internal controls procedures as a result of its findings, the identification in the future of additional weaknesses in the Company’s internal controls could result in a material adverse effect on our business, financial condition and results of operations. See “Controls and Procedures” in Item 9A for a discussion of managements’ evaluation of the Company’s disclosure controls and procedures and its internal control over financial reporting.

•	We may experience difficulties in managing our working capital.

Our billings under fixed price contracts are generally based upon achieving certain benchmarks and will be accepted by the customer once we demonstrate those benchmarks have been met. If we are unable to demonstrate compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which could have a materially adverse effect on our operations if this occurred over several large projects.

•	To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility will mature in January 2006 with a possible extension through January 2007, our senior subordinated notes are due in February 2009 and our senior convertible notes are due in 2014.

We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales and that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms could materially adversely affect our business.

•	We have a substantial amount of debt. Our current debt level could limit our ability to fund future working capital needs and increase our exposure during adverse economic conditions.

Our indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse operational performance and economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to a competitor that has less debt; and

•	limit our ability to borrow additional funds.

•	A significant portion of our business depends on our ability to provide surety bonds. Our inability to obtain surety bonds could adversely affect our operating results and reduce future revenues.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in connection with certain large corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 35% of our fixed price contract business have required bonds. While we have enjoyed a longstanding relationship with our surety, current market conditions as well as changes in our surety’s assessment of our operating and financial risk could cause our surety to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that we could easily achieve these alternatives. Accordingly, if we were to experience an interruption in the availability of bonding capacity, our operating results could be adversely impacted by a reduction of revenue.

The current conditions in the surety bonding industry are adversely affecting our ability to obtain surety bonding on terms consistent with past practices. Losses experienced by the surety industry in recent years have caused surety providers to limit capacity and increase costs for all participants, including us. Many companies that previously wrote surety bonds no longer do so. At this time, we do not have a commitment from our surety company that it will continue to write bonds for our projects. There are certain situations where, if we are unable to obtain a surety bond, we could be subject to claims or damages. Those situations include projects (i) where bonds are required on the job and we have already begun work and (ii) jobs where the terms of the contract allow the customer to later require a bond even if the bond was not required when work began. If we are unable to obtain a bond in connection with such a project, we could be subject to a damage claim by the customer for the costs of replacing us with another contractor. Customers, however, are often reluctant to replace an existing contractor and may be willing to waive the bonding requirement or, through negotiation, agree to different payment terms.

In certain cases surety bond companies are willing to provide surety bonds only if cash or letters of credit are provided as collateral. This additional cost, when combined with the costs to perform the work and the practice in the industry of the customer retaining a percentage of the contract amount until the job is complete, can make projects that are subject to this type of collateral requirement not economically viable.

•	We have adopted tax positions that a taxing authority may view differently. If a taxing authority differs with our tax positions, our results may be adversely affected.

Our effective tax rate and cash paid for taxes are impacted by numerous tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We believe that we have adequate reserves in the event that a taxing authority differs with positions we have taken, however, there can be no assurance that our results of operations will not be adversely affected.

•	Our reported operating results could be adversely affected as a result of goodwill impairment write-offs.

When we acquire a business, we record an asset called “goodwill” if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all of our goodwill amortization ceased effective October 1, 2001. Additionally, SFAS No. 142 requires that goodwill attributable to each of four reporting units be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform impairment tests at least annually during the first fiscal quarter of each year. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

•	Our operations are subject to numerous physical hazards associated with the construction of electrical systems. If an accident occurs, it could result in an adverse effect on our business.

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

•	The loss of a group of key personnel, either at the corporate or operating level, could adversely affect our business.

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

•	The loss of productivity, either at the corporate office or operating level, could adversely affect our business.

Our business is primarily driven by labor. The ability to perform contracts at acceptable margins depends on our ability to deliver substantial labor productivity. We cannot guarantee that productivity will continue at acceptable levels at our corporate office and our operating subsidiaries for a particular period of time. The loss of productivity could adversely affect the margins on existing contracts or the ability to obtain new contracts.

•	Litigation and claims

In the construction business there are always claims and litigation. Latent defect litigation is a normal course for residential home builders in some parts of the country. There is also the inherent claims and litigation risk of the number of people that work on construction sites and the fleet of vehicles on the road everyday. Those claims and litigation risks are managed through safety programs, insurance programs, litigation management at the corporate office and the local level and a network of attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed and some for amounts in excess of their value or amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. Because of the large number of claims of a company with so many contracts and employees, there can be periods of time where a disproportionate amount of the claims and litigation may come to the point of resolution through the court system, arbitration, mediation, or settlement all in the same quarter or year. If these matters resolve near the same time then the cumulative effect can be higher than the ordinary level in any one reporting period.

Independent of the normal litigation risks, as a result IES’ inability to timely file its third quarter Form 10-Q and the subsequent events, a class action lawsuit has been filed as well as a shareholder derivative action. Those matters are discussed in more detail in Item 3 of this document.

•	Selling of subsidiaries

We have determined to sell all or substantially all of the assets of certain wholly owned subsidiaries. Those sales are being made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may sometimes still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales are being made with more than ordinary reliance on the representations of the purchaser, who is often the person most familiar with the business unit being sold. There is the potential in retaining the company structure that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assumed by others. We would then seek reimbursement from the parties that assumed those liabilities.

•	Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 introduced many new requirements regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with our Form 10-K for the year ended September 30, 2005, for management to report on its internal controls over financial reporting and for our independent public accountants to attest to this report. During late fiscal 2003 and fiscal 2004, we began actions to ensure our ability to comply with these requirements, including, but not limited to, the engagement of outside experts to assist in the evaluation of our controls and documentation of existing controls. Additionally, we expect to devote significant time and incur costs during fiscal 2005 to ensure compliance. There can be no assurance that we will be successful in complying with Section 404 or other sections of the Act. Failure to do so could adversely impact our ability to obtain financing, lead to the loss of customers, or cause us to incur penalties and additional expenditures to meet the requirements.

On August 13, 2004, the Company announced that it would be unable to timely file its quarterly report on Form 10-Q for the quarterly period ended June 30, 2004. Following this announcement, the Company’s stock price declined 40 percent to $3.93 on August 16, 2004. An investigation of the factors surrounding certain material weaknesses in internal control resulted in the Company restating its earnings for the six months ended March 31, 2004, and the years ended September 30, 2002 and 2003. While management has implemented changes to its internal controls procedures as a result of its findings, the identification in the future of additional weaknesses in the Company’s internal controls could result in a material adverse effect on our business, financial condition and results of operations. See “Controls and Procedures” in Item 9A for a discussion of managements’ evaluation of the Company’s disclosure controls and procedures and its internal control over financial reporting.

Item 2.    Properties

We operate a fleet of approximately 3,900 owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.

At September 30, 2004, we maintained branch offices, warehouses, sales facilities and administrative offices at approximately 134 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of

Equity Securities

The Company’s common stock trades on the NYSE under the symbol “IES.” The following table presents the quarterly high and low closing sales prices for the Company’s Common Stock on the NYSE since October 2002:

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2003
First Quarter	4.28	3.10
Second Quarter	4.50	3.50
Third Quarter	7.60	4.23
Fourth Quarter	7.76	5.76

FISCAL YEAR ENDED SEPTEMBER 30, 2004
First Quarter	9.75	6.70
Second Quarter	11.90	9.20
Third Quarter	11.66	7.40
Fourth Quarter	8.61	3.77

As of December 10, 2004, the market price of the Company’s Common Stock was $3.76 per share and there were approximately 1,374 holders of record.

We do not anticipate paying cash dividends on or repurchasing our common stock in the foreseeable future. We expect that we will utilize all available earnings generated by our operations, proceeds from sales of operations, proceeds from our November 2004 convertible debt offering and borrowings under our credit facility for the development and operation of our business, as well as to retire some of our outstanding debt. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends on the common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(Amounts in thousands, except per share amounts)
July 1, 2004 – July 31, 2004	—	$—	—	$8,353
August 1, 2004 – August 31, 2004	—	—	—	8,353
September 1, 2004 – September 30, 2004	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 Million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The terms of the Company’s credit facility, as amended, restricts its ability to repurchase its common stock under this program.

Item 6.    Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	Year Ended September 30,
	2000	2001	2002	2003	2004
			(restated)	(restated)
	(In thousands, except share information and ratios)
Statement of Operations Data:

Revenues	$1,672,288	$1,693,213	$1,474,461	$1,447,763	$1,424,100
Cost of services	1,372,537	1,385,589	1,253,031	1,241,330	1,250,170

Gross profit	299,751	307,624	221,430	206,433	173,930
Selling, general and administrative expenses	221,519	214,073	174,997	153,651	158,906
Restructuring charges	—	—	5,556	—	—
Goodwill amortization and impairment	13,211	12,983	—	—	99,798

Income (loss) from operations	65,021	80,568	40,877	52,782	(84,774)
Interest and other expense, net	(22,222)	(26,187)	(27,405)	(25,768)	(29,006)

Income (loss) before income taxes and cumulative effect of change in accounting principle	42,799	54,381	13,472	27,014	(113,780)
Provision (benefit) for income taxes	21,643	25,671	5,196	7,577	11,084
Cumulative effect of change in accounting principle, net of tax	—	—	283,284	—	—

Net income (loss)	$21,156	$28,710	$(275,008)	$19,437	$(124,864)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$0.52	$0.70	$0.21	$0.50	$(3.23)

Diluted earnings (loss) per share	$0.52	$0.70	$(6.90)	$0.50	$(3.23)

Ratio of earnings to fixed charges(1)	2.7	2.8	1.4	1.9	(3.3)

	As of September 30,
	2000	2001	2002	2003	2004
			(restated)	(restated)
	(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$770	$3,475	$32,779	$40,201	$22,232
Working capital	91,643	236,629	234,194	255,760	189,242
Total assets	1,019,990	1,033,503	711,530	714,487	580,933
Total debt	245,065	288,551	248,959	248,336	230,958
Total stockholders’ equity	507,749	528,644	252,775	264,907	143,168

(1)	The ratio of earnings to fixed charges is calculated by dividing the fixed charges into net income (loss) before taxes plus fixed charges. Fixed charges consist of interest expense, amortization of offering discounts on debt, amortization of debt issuance costs and the estimated interest component of rent expense. The amount of the deficiency of the ratio of earnings to fixed charges for the year ended September 30, 2004, is $113,780.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-K. See “Disclosure Regarding Forward-Looking Statements.”

General

Our electrical contracting business is operated in two segments: (1) commercial and industrial and (2) residential. See Note 10 of “Notes to Consolidated Financial Statements” for a description of these reportable segments.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in the Note 2 of “Notes to Consolidated Financial Statements.”

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from the southern part of the United States. Downturns in new construction activity in the southern part of the United States could negatively affect our results.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2004, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

During the last three years we have been implementing a three-phase strategy.

Phase one, “Back to Basics”, emphasized basic business fundamentals of increasing backlog, controlling costs and generating positive cash flow. Phase two, “One Company. One Plan.”, focused on processes and systems necessary to integrate various decentralized business units. Phase three, “Continued Growth”, was designed to expand the businesses internally and via selective acquisitions. Since 2002, when the strategy was developed and implemented we accomplished a number of our objectives while reducing debt and repurchasing shares of common stock.

During the summer of 2004 we announced that we would not timely issue our financial results for the third fiscal quarter. Since that time we have diligently worked to remedy the matters that gave rise to those events. While we have determined that the matters were not widespread, the process and surrounding events caused us to modify our strategy to take a closer look at the overall operating and capital efficiency of our units to insure an optimal return on the capital invested in the company.

During October 2004 we began a process to strategically review the performance of each of our 49 business units over the last three years. We analyzed the financial performance of each unit with particular emphasis on the relative consistency of its results, returns on invested capital (unit level working capital and fixed assets), the required invested capital at each unit including capital costs associated with surety bonding, construction spending and growth trends in each geographic market, management strength and other factors.

We determined that certain businesses did not meet our criteria and have decided to sell or close these units in order to improve overall profitability and capital efficiency of the company. These units produced revenues and operating losses during 2004 of approximately $289.2 million and $13.1 million, respectively.

Results of Operations

The following table presents selected historical results of operations of IES and subsidiaries with dollar amounts in thousands. These historical statements of operations include the results of operations for businesses acquired through purchases beginning on their respective dates of acquisition.

	Year Ended September 30,
	2002		2003		2004
	(restated)		(restated)
	(In thousands)
Revenues	$1,474,461	100%	$1,447,763	100%	$1,424,100	100%
Cost of services (including depreciation)	1,253,031	85	1,241,330	86	1,250,170	88

Gross profit	221,430	15	206,433	14	173,930	12
Selling, general and administrative expenses	174,997	12	153,651	10	158,906	11
Restructuring charges	5,556	—	—	—	—	—
Goodwill impairment	—	—	—	—	99,798	7

Income (loss) from operations	40,877	3	52,782	4	(84,774)	(6)
Interest and other expense, net	(27,405)	(2)	(25,768)	(2)	(29,006)	(2)

Income (loss) before income taxes and cumulative effect of change in accounting principle	13,472	1	27,014	2	(113,780)	(8)
Provision for income taxes	5,196	—	7,577	1	11,084	1
Cumulative effect of change in accounting principle, net of tax	283,284	19	—	—	—	—

Net income (loss)	$(275,008)	(18)%	$19,437	1%	$(124,864)	(9)%

Year ended September 30, 2004 compared to year ended September 30, 2003

Revenues

Revenues	Percentage of Total Revenues		Percentage Growth / Decline
Year ended September 30,	2003	2004	2004
Commercial and Industrial	81%	78%	(5)%
Residential	19%	22%	11%

Total Company	100%	100%	(2)%

Revenues decreased $23.7 million, or 2%, from $1,447.8 million for the year ended September 30, 2003 to $1,424.1 million for the year ended September 30, 2004. The decrease in total revenues is the result of a $57.5 decrease in commercial and industrial revenues offset by an increase of $33.8 million in residential revenues. The decline in commercial and industrial revenues is primarily attributable to declines in the commercial and industrial construction market in Texas and for our traveling companies offset by increases in commercial and industrial revenues from our markets on the East Coast. The increase in residential revenues is attributable to the strong housing environment resulting from low interest rates and good execution by our residential management where we have seen increases at all of our subsidiaries focused primarily on residential electrical contracting.

Gross Margin

	Segment Gross Margins as a Percentage of Segment Revenues
Year ended September 30,	2003	2004
Commercial and Industrial	13%	10%
Residential	21%	19%

Total Company	14%	12%

Gross profit decreased $32.5 million, or 16% from $206.4 million for the year ended September 30, 2003 to $173.9 million for the year ended September 30, 2004. The decline in commercial and industrial gross profit from $148.4 million for the year ended September 30, 2003, to $114.0 million for the year ended September 30, 2004, was due to gross profit on a lower revenue base earned year over year of approximately $7.5 million, a decline in gross profit margin at one subsidiary of $6.0 million, increased costs associated with the procurement of copper wire, steel products and fuel, as well as overall declines in margins as a result of increased competition in markets we serve. The increase in residential gross profit from $58.0 million for the year ended September 30, 2003, to $59.8 million for the year ended September 30, 2004, was due to gross profit on a higher revenue base earned year over year of approximately $7.1 million, offset by increased costs associated with the procurement of copper wire, steel products and fuel.

Overall gross margin as a percentage of revenues decreased approximately 18% from 14% for the year ended September 30, 2003 to 12% for the year ended September 30, 2004. Had we earned last year’s gross margin of 14%, gross profit for the year ended September 30, 2004 would have been $199.4 million, an increase of $25.5 million. The decline in gross margin during the year ended September 30, 2004 was primarily due to increased competition for available commercial and industrial work, the decline in gross profit margin at one subsidiary of $6.0 million and increased costs associated with the procurement of copper wire, steel products and fuel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.2 million, or 4%, from $153.7 million for the year ended September 30, 2003 to $158.9 million for the year ended September 30, 2004. This increase is due primarily to an $8.0 million charge to settle a lawsuit taken during the fourth quarter ended September 30, 2004. This increase is also due to increased legal fees of $3.7 million, increased bad debt expense of $1.2 million due to receivable write-offs and $1.1 million in severance expenses recorded during the year ended September 30, 2004 as compared to the year ended September 30, 2003. These increased selling general and administrative expenses were offset by approximately $7.8 million of reduced employment related expenses including employee paid medical insurance, bonuses and commissions and other variable expenses. As a result of these charges, selling, general and administrative expenses as a percent of revenue increased from 10% for the year ended September 30, 2003 to 11% for the year ended September 30, 2004.

Goodwill Impairment Charge

During the year ended September 30, 2004, we recorded a charge of $99.8 million related to impairments to the carrying value of goodwill. This charge was entirely associated with the commercial and industrial segment of our operations. See “Liquidity and Capital Resources” below for further information.

Income From Operations

Income from operations decreased $137.6 million, or 260%, from $52.8 million for the year ended September 30, 2003 to a $84.8 million operating loss for the year ended September 30, 2004. As a percentage of revenues, income from operations decreased from 4% for the year ended September 30, 2003, to a 6% operating loss for the year ended September 30, 2004. This decrease in income from operations was primarily attributed to the $99.8 million of goodwill impairment to the carrying value of goodwill, the accrual of $8.0 million for the settlement of a lawsuit included in selling, general and administrative and the $32.5 million decline in gross profits earned during the year ended September 30, 2004 as compared to the year ended September 30, 2003. Excluding the impact of the goodwill impairment charge recorded during the year ended September 30, 2004, income from operations as a percent of revenues decreased from 4% for the year ended September 30, 2003 to 1% for the year ended September 30, 2004.

Interest and Other Expense, net

Interest and other expense, net increased $3.2 million, or 13%, from $25.8 million in 2003 to $29.0 million in 2004. This increase is primarily due to $5.2 million in costs incurred during the year ended September 30, 2004 associated with the early extinguishment of $75.0 million of high-yield subordinated debt. This increase was offset by a $3.3 million decrease in interest expense during the year ended September 30, 2004 due to a lower amount of average debt outstanding during the year ended September 30, 2004 compared to the year ended September 30, 2003, and a shift to lower cost senior secured debt from subordinated debt during the year ended September 30, 2004.

Provision for Income Taxes

Our effective tax rate decreased from 28% for the year ended September 30, 2003 to negative 10% for the year ended September 30, 2004. The decease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.

In assessing the realizability of deferred tax assets at September 30, 2004, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, “Accounting for Income Taxes” places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss of $73.3 for September 30, 2002, 2003 and 2004 including goodwill impairment of $99.8 million in the year ended September 30, 2004 and excluding $283.3 million resulting from the adoption of SFAS 142 in the year ended September 30, 2002. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided $29.3 million of valuation allowances for certain federal and state deferred tax assets.

Year ended September 30, 2003 compared to year ended September 30, 2002

Revenues

Revenues	Percentage of Total Revenues		Percentage Growth / Decline
Year ended September 30,	2002	2003	2003
Commercial and Industrial	81%	81%	(2)%
Residential	19%	19%	(2)%

Total Company	100%	100%	(2)%

Revenues decreased $26.7 million, or 2%, from $1,474.5 million for the year ended September 30, 2002 to $1,447.8 million for the year ended September 30, 2003. The decrease in total revenues is the result of $41.6 million in lost revenues on divested or closed companies that were included in revenues for the year ended September 30, 2002, but not during the year ended September 30, 2003. These lost revenues were partially offset by $32.2 million of revenues from an acquisition during the year ended September 30, 2003. The decline in commercial and industrial revenues is attributable to $29.4 million decline in communications work due to market contractions, particularly in California, Colorado, Washington, D.C. and Virginia. The decrease in residential revenues is attributable to a $36.9 million decline in multi-family residential construction projects, primarily in Colorado and Maryland, offset by a $31.0 million increase in single-family construction spending. We believe record low interest rates during the last 12-18 months is driving demand for new homes, leading to record levels of single-family residential construction spending. As families move into their new single-family homes, the demand for multi-family housing has dropped.

Gross Margin

	Segment Gross Margins as a Percentage of Segment Revenues
Year ended September 30,	2002	2003
Commercial and Industrial	13%	13%
Residential	22%	21%

Total Company	15%	14%

Gross profit decreased $15.0 million, or 7% from $221.4 million for the year ended September 30, 2002 to $206.4 million for the year ended September 30, 2003. The decline in commercial and industrial gross profit was due to lower revenues earned year over year as discussed and due to a shift in the type of commercial and industrial work performed during the year ended September 30, 2003. The related service and maintenance work for commercial and industrial customers, which tends to earn higher gross margins than fixed price contracts, declined $6.0 million in gross profit during the year. This decline was moderated by a $87.1 million increase in larger project work awarded during the year, particularly industrial contracts in excess of $1 million. These larger projects produce gross profits but tend to earn lower gross margins as a percentage of revenue due to the competitive bidding procedures in place to be awarded this type of work. The shift of project work from small projects such as the service and maintenance work to larger projects in excess of $1 million impacted gross profits by approximately $9.2 million.

Overall gross margin as a percentage of revenues decreased approximately 1% from 15% for the year ended September 30, 2002 to 14% for the year ended September 30, 2003. Had we earned the fiscal 2002 gross margin of 15%, gross profit for the year ended September 30, 2003 would have been $217.2 million, an increase of $10.1 million. The decline in gross margin during the year ended September 30, 2003 was due to the shift in type of commercial and industrial work performed and due to the increased competition for available residential work. We believe low interest rates during the last 12-18 months is driving demand for new homes, leading to record levels of single-family residential construction spending. This increased demand for residential construction has increased pricing pressure for available work, particularly affecting our operating units that perform limited amounts of residential work in addition to their commercial and industrial contract expertise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $21.3 million, or 12%, from $175.0 million for the year ended September 30, 2002 to $153.7 million for the year ended September 30, 2003. This decline is due to the organizational restructuring that occurred during the year ended September 30, 2002. In the last 12 months, we have combined administrative offices and functions, leading to a decline in operating locations from approximately 150 locations to approximately 134 locations. We also divested or closed non-performing companies, which decreased our selling, general and administrative cost structure by approximately $7.9 million. Finally, we streamlined our administrative cost structure, yielding savings of $14.3 million in salaries and benefits. As a result of these changes, selling, general and administrative expenses as a percent of revenue decreased 2% from 12% for the year ended September 30, 2002 to 10% for the year ended September 30, 2003.

Restructuring Charges

In October 2001 we began implementation of a workforce reduction program. The purpose of this program was to cut costs by reducing the number of administrative staff both in the field and at the home office. The total number of terminated employees was approximately 450. As a result of the program implementation, we recorded pre-tax restructuring charges of $5.6 million associated with 45 employees during the year ended September 30, 2002 and presented these charges as a separate component of our results of operations for the period then ended. No restructuring charges were incurred for the year ended September 30, 2003. The charges were based on the costs of the workforce reduction program and include severance and other special termination benefits. We believe the reduction of these personnel resulted in annual savings of approximately $4.1 million in salaries and benefits. At September 30, 2002, approximately $2.0 million of these charges that related to five individuals had not been paid and were included in accounts payable and accrued expenses. At September 30, 2003, approximately $1.3 million of these charges that relate to three individuals have not been paid and are included in accounts payable and accrued expenses. The remaining payments accrued under this restructuring were made during the year ended September 30, 2004.

Income From Operations

Income from operations increased $11.9 million, or 29%, from $40.9 million for the year ended September 30, 2002 to $52.8 million for the year ended September 30, 2003. As a percentage of revenues, income from operations increased from 3% for the year ended September 30, 2002 to 4% for the year ended September 30, 2003. This increase in income from operations was primarily attributed to $5.6 million in restructuring charges recorded during the year ended September 30, 2002, and a $20.5 million decrease selling, general and administrative expenses year over year, offset by a $15.0 million decline in gross profits earned during the year ended September 30, 2003.

Interest and Other Expense, net

Interest and other expense, net decreased $1.6 million, or 6%, from $27.4 million in 2002 to $25.8 million in 2003. The decrease was primarily the result of a $1.0 million decrease in interest expense during the year ended September 30, 2003 due to a lower amount of average debt outstanding during the year ended September 30, 2003 compared to the year ended September 30, 2002. During the year ended September 30, 2003, other expense, net included a $0.4 million gain from the sale of certain subsidiaries and a $0.8 million loss recorded on our investment in Energy Photovoltaics, Inc. This was a decrease from other expense, net, for the year ended September 30, 2002, which included a $1.0 million gain resulting from the retirement of $27.1 million of our 9 3/8% senior subordinated notes due February 1, 2009 in the last quarter of the year ended September 30, 2002, a $1.5 million net gain resulting from the sale of certain subsidiaries and offset by a $1.7 million loss recorded on our investment in Energy Photovoltaics, Inc. and losses on sales of assets of $0.9 million.

Provision for Income Taxes

Our effective tax rate decreased from 39% for the year ended September 30, 2002 to 28% for the year ended September 30, 2003. This decrease is attributable to the release of $2.8 million of tax valuation allowances that were included in income during the year ended September 30, 2003. We released these valuation allowances because we believe that we will now realize a portion of the deferred tax assets for which they were established. Without the impact of these valuation allowance releases, our effective tax rate was 38.5% for the year ended September 30, 2003.

Cost Drivers

As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. Approximately 48% of our costs are derived from labor and related expenses. For the years ended September 30, 2002, 2003 and 2004, our labor-related expenses totaled $568.0 million, $553.5 million and $604.8 million, respectively. As of September 30, 2004, we had approximately 11,600 employees. Approximately 9,635 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. Approximately 1,974 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. We make matching cash contributions of 25% of each employee’s contribution up to 6% of that employee’s salary. We also have an employee stock purchase plan that provides eligible employees the opportunity to contribute up to 100% of their cash compensation, up to $21,250 annually, toward the annual purchase of our common stock at a discounted price; 1,124 employees participated in this plan during the year ended September 30, 2004.

Approximately 49% of our costs incurred are for materials installed on projects. This component of our expense structure is variable based on the demand for our services. We generally incur costs for materials once we begin work on a project. We generally order materials when needed, ship them directly to the jobsite, and install them within 30 days. Materials consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. For the years ended September 30, 2002, 2003 and 2004, our materials expenses (net of earned rebates) totaled $531.5 million, $542.0 million and $612.3 million, respectively.

We are insured for workers’ compensation, employer’s liability, auto liability, general liability and health insurance, subject to large deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. Expenses for claims administration, claims funding and reserves funding totaled $49.3 million, $40.8 million and $37.1 million for the years ended September 30, 2002, 2003, and 2004, respectively.

Working Capital

	SEPTEMBER 30,
	2003	2004
	(In thousands, except for ratios)
	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$40,201	$22,232
Accounts receivable:
Trade, net of allowance of $5,425 and $4,519 respectively	245,618	247,324
Retainage	68,789	71,920
Related party	67	67
Costs and estimated earnings in excess of billings on uncompleted contracts	46,999	41,816
Inventories	20,473	22,657
Prepaid expenses and other current assets	14,427	13,307

Total current assets	$436,574	$419,323

CURRENT LIABILITIES:
Current maturities of long-term debt	$256	$43,007
Accounts payable and accrued expenses	138,143	149,485
Billings in excess of costs and estimated earnings on uncompleted contracts	42,415	37,589

Total current liabilities	$180,814	$230,081

Working capital	$255,760	$189,242

Total current assets decreased $17.3 million, or 4%, from $436.6 million as of September 30, 2003 to $419.3 million as of September 30, 2004. This decrease is primarily the result of a $18.0 million decrease in cash and cash equivalents that was impacted by $50.0 million in term loan borrowings offset by cash used to retire $75.0 million of senior subordinated debt included in cash used in financing activities. Additionally, $6.3 million of cash was used in investing activities. See “Liquidity and Capital Resources” below for further information. The decline in working capital also reflects a $5.2 million reduction in costs and estimated earnings in excess of billings on uncompleted contracts. The increase in prepaid expenses and other current assets is due to a $7.5 million deposit that was outstanding at September 30, 2004, to collateralize our surety program.

Total current liabilities increased $49.3 million, or 27%, from $180.8 million for the year ended September 30, 2003 to $230.1 million for the year ended September 30, 2004. This increase is primarily the result of $43.0 million of our term loan under our credit facility becoming due before September 30, 2005, a $11.3 million increase in accounts payable and accrued liabilities that includes the $8.0 million accrual for litigation settlement, offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $4.9 million. We expect proceeds from asset sales to retire the term loan amounts due in fiscal 2005.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $22.2 million, working capital of $189.3 million, $57.9 million in borrowings under our credit facility, $173.2 million of outstanding senior subordinated notes, $25.8 million of letters of credit outstanding and available borrowing capacity under our credit facility of $41.3 million.

During the year ended September 30, 2004, we generated $4.7 million of net cash from operating activities. This net cash from operating activities was comprised of a net loss of $124.9 million, increased by $112.9 million of non-cash charges, including a goodwill impairment charge in the fourth quarter ended September 30, 2004 of $99.8 million, and increased by $18.0 million in working capital changes. Non-cash charges included depreciation and amortization expense, bad debt expense, changes in deferred income taxes, gains on sales of property and equipment, and impairment of goodwill. Working capital changes consisted of a net cash decrease of $4.9 million in billings in excess of costs and estimated earnings on uncompleted projects offset by a net cash increase of $4.8 million in cost and estimated earnings in excess of billings on uncompleted contracts. These working capital changes were offset by a $2.2 million increase in inventory and a $14.6 million increase in payables and accrued expenses offset by an $8.6 million increase in receivables as a result of the timing of collections, with the balance of the change due to other working capital changes. Net cash used in investing activities was $6.3 million, including $6.5 million used for capital expenditures and $0.8 million used for investments, offset by $1.0 million provided from the sale of property and equipment. Net cash used by financing activities was $16.3 million, resulting primarily from $17.4 in net repayments of debt, and $4.3 million for the acquisition of treasury stock, including 5.6 million for debt issue costs.

During the year ended September 30, 2003, we completed a 2 million share repurchase program. We used approximately $10.2 million in cash generated from operations to repurchase shares during the year ended September 30, 2003.

On November 5, 2003, we commenced a $13 million share repurchase program. We used approximately $4.6 million in cash generated from operations to repurchase 549,200 shares during the year ended September 30, 2004 under this program. The terms of our credit facility, as amended, restrict our ability to repurchase shares under this program.

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

We have outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, we retired approximately $27.1 million of these senior subordinated notes. In connection with these transactions, we recorded a gain of $1.0 million. This gain is recorded in interest and other expense, net during the year ended September 30, 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which we adopted July 1, 2002. During the year ended September 30, 2004, we redeemed $75.0 million principal amount of our senior subordinated notes, paying a call premium of 4.688%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense in accordance with SFAS No. 145. At September 30, 2004, we had $172.9 million in outstanding senior subordinated notes.

In August 2001, we entered into an interest rate swap contract that had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. We terminated this contract in February 2002. At termination, we received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds.

In February 2002 we entered into a new interest rate swap contract that had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. We terminated this contract in August 2002. At termination, we received cash equal to the fair value of this derivative of $2.5 million, which is being amortized over the remaining life of the bonds. At September 30, 2002, 2003 and 2004, we had no outstanding interest rate swap contracts.

Effective October 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the years ended September 30, 2002 and 2003 would have otherwise been $12.9 million (before the impairment charge). Goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests annually during the first fiscal quarter.

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

The impairment was the result of lower forecasted future operating income at the point of adoption than we anticipated to result from decreased spending in the construction industry in all of our markets. The impairment related to our operating regions follows (amounts in millions):

Southeast	$89.2
Northeast	35.2
Gulf Plains	47.4
Central	80.8
West	21.0
Residential	2.6
Divested after adoption	7.1

Total	$283.3

Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

On August 13, 2004, we announced that we would not timely file our results for the three months ended June 30, 2004 on Form 10-Q. We also announced that there was also a possibility that factors surrounding certain material weaknesses in internal control may require a restatement of prior periods. Following this announcement, our stock price declined 40 percent to $3.93 on August 16, 2004. We believe that this decline in stock price plus the jury verdict and uncertainties surrounding our ability to obtain surety bonds was reflective of a change in our operations that indicated that a possible impairment of the carrying amount of goodwill existed at September 30, 2004. Therefore, we performed a test for impairment and consequently recorded a charge of $99.8 million. This charge is included in arriving at income (loss) from operations for the year ended September 30, 2004. The impairment detailed by our operating regions follows (amounts in millions):

Southeast	$28.8
Northeast	16.3
Gulf Plains	2.1
Central	51.0
West	1.6

Total	$99.8

On February 27, 2003 we acquired substantially all of the operating assets of Riviera Electric LLC (“Riviera”) out of a bankruptcy auction of a prior competitor. Riviera provides electrical contracting services in the state of Colorado. The purchase price consisted of approximately $2.7 million of cash, net of cash acquired. The cash used to purchase this acquisition was funded by operations.

In December 2000, we made an investment in Energy Photovoltaics, Inc. (EPV), based in Lawrenceville, New Jersey. EPV is a privately held developer and provider of proprietary thin film processes and equipment for manufacturing photovoltaic modules to provide solar energy. We account for our 21 percent interest in EPV in accordance with the equity method of accounting and accordingly recorded our share of EPV’s losses of $1.7 million, $0.8 million and $0.9 million for the years ended September 30, 2002, 2003 and 2004, respectively. At September 30, 2004, we had a carrying value of our investment in EPV $0.3 million and a $1.8 million debt investment in EPV. We performed a discounted cash flow analysis at September 30, 2004 and determined that no impairment to this investment existed. This investment involves certain risks involving demand for photovoltaic services. If EPV is unable to deliver on its business plan, we could deem this investment impaired and would record a charge to other expense in the period such impairment, if any, is determined.

All of our operating income and cash flows are generated by our 100% owned subsidiaries, which are the subsidiary guarantors of our outstanding 9 3/8% senior subordinated notes due 2009 (the “Senior Subordinated Notes”). We are structured as a holding company and substantially all of our assets and operations are held by our subsidiaries. There are currently no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. The parent holding company’s independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of us; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of us on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At September 30, 2004, $1.9 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2004, $18.9 million of our outstanding letters of credit were to collateralize our insurance program.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2004, our cost to complete projects covered by surety bonds was approximately $200.0 million and we utilized a combination of cash and letters of credit totaling $12.5 million to collateralize our bonding program.

Other Commitments

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2004, we had invested $3.5 million under our commitment to EnerTech. The carrying value of this Enertech investment at September 30, 2003 and 2004 was $2.5 million and $3.0 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that it believes are temporary in nature. As of September 30, 2004, the unrealized losses related to the Company’s share of the Enertech fund amounted to approximately $0.8 million, which we believe are temporary in nature. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.

Our future contractual obligations include (in thousands)(1):

	2005	2006	2007	2008	2009	Thereafter	Total
Debt obligations	$42,929	$—	$15,000	$—	$172,885	$—	$230,814
Capital lease obligations	$66	$78	$—	$—	$—	$—	$144
Operating lease obligations	$14,261	$9,703	$6,326	$3,795	$2,911	$—	$36,996

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter		Total
Standby letters of credit	$25,808	$—	$—	$—	$—	$—		$25,808
Other commercial commitments	$—	$—	$—	$—	$—	$1,500	(2)	$1,500

(2)	Balance of investment commitment in EnerTech.

Outlook

Economic conditions across the country are challenging although construction industry spending is expected to increase by two percent in 2005 according to F.W. Dodge. We continue to focus on collecting receivables and reducing days sales outstanding. We will continue to take steps to reduce our costs. We have made significant reductions in administrative overhead at the home office and in the field. We have elected to sell or close certain operations that are heavily dependent on bonding or are otherwise underperforming. These operations generated total revenues in fiscal 2004 of $289.2 million and operating losses of $13.1 million. If we are successful in our efforts to sell these operations, their revenue and income (loss) contributions will no longer be included in our results of operations and the sales proceeds will be used primarily to reduce our indebtedness. As we continue to divest of operations and cut costs our outlook will change. Therefore, we are not providing guidance at this time.

We expect to generate cash flow from operations, sales of businesses, borrowing under our convertible debt indenture and our credit facility. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that these combined cash flows will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures of approximately $5.0 million for the fiscal year ended September 30, 2005. Our ability to generate cash flow is dependent on many factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements.”

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

Inflation

Due to the relatively low levels of inflation experienced in fiscal 2002 and 2003, inflation did not have a significant effect on our results in those fiscal years or on any of the acquired businesses during similar periods. During fiscal 2004, however, we experienced significant increases in the commodity prices of copper products, steel products and fuel. Over the long-term, we expect to be able to pass these increased costs to our customers.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”). The objective of Interpretation 46 is to improve the financial reporting by companies involved with variable interest entities. Until Interpretation 46, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interest. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have minority interests in two firms, EnerTech Capital Partners II, L.P. and Energy Photovoltaics, Inc., and a joint venture that may fall under this interpretation. The adoption of this statement did not have a material impact on our results of operations or financial position.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. Outstanding borrowings under our credit facility were $57.9 million as of September 30, 2004, although the outstanding amount varies throughout the fiscal year as working capital needs change. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities—Debt:
Variable Rate (Credit Facility)	$42,929	$—	$15,000	$—	$—	$—	$57,929
Average Interest Rate	4.39%	4.39%	4.39%	—	—	—	4.39%
Fixed Rate (Senior Subordinated Notes)	$—	$—	$—	$—	$172,885	$—	$172,885
Interest Rate	9.375%	9.375%	9.375%	9.375%	9.375%	9.375%	9.375%

Fair Value of Debt:
Variable Rate							$57,929
Fixed Rate							$160,783

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Integrated Electrical Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its 2002 and 2003 financial statements.

ERNST & YOUNG LLP

Houston, Texas

December 8, 2004,

except for Notes 1, 7 and 16,

    as to which the date is

    December 13, 2004

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	SEPTEMBER 30,
	2003	2004
	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,201	$22,232
Accounts receivable:
Trade, net of allowance of $5,425 and $4,519, respectively	245,618	247,324
Retainage	68,789	71,920
Related party	67	67
Costs and estimated earnings in excess of billings on uncompleted contracts	46,999	41,816
Inventories	20,473	22,657
Prepaid expenses and other current assets	14,427	13,307

Total current assets	436,574	419,323

PROPERTY AND EQUIPMENT, net	52,697	44,861
GOODWILL, net	197,884	98,086
OTHER NONCURRENT ASSETS, net	27,332	18,663

Total assets	$714,487	$580,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$256	$43,007
Accounts payable and accrued expenses	138,143	149,485
Billings in excess of costs and estimated earnings on uncompleted contracts	42,415	37,589

Total current liabilities	180,814	230,081

LONG-TERM DEBT, net of current maturities	195	15,066
SENIOR SUBORDINATED NOTES, net	247,927	173,208
OTHER NONCURRENT LIABILITIES	20,644	19,410

Total liabilities	449,580	437,765

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 38,439,984 shares issued	385	385
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,725,793 and 2,172,313 shares, respectively	(16,361)	(13,790)
Unearned restricted stock	—	(1,113)
Additional paid-in capital	427,709	429,376
Retained deficit	(146,852)	(271,716)

Total stockholders’ equity	264,907	143,168

Total liabilities and stockholders’ equity	$714,487	$580,933

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	YEAR ENDED SEPTEMBER 30,
	2002	2003	2004
	(restated)	(restated)
REVENUES	$1,474,461	$1,447,763	$1,424,100
COST OF SERVICES	1,253,031	1,241,330	1,250,170

Gross profit	221,430	206,433	173,930
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	174,997	153,651	158,906
RESTRUCTURING CHARGES	5,556	—	—
GOODWILL IMPAIRMENT CHARGE	—	—	99,798

Income (loss) from operations	40,877	52,782	(84,774)

OTHER INCOME (EXPENSE):
Interest expense	(26,702)	(25,744)	(23,187)
Other, net	(703)	(24)	(5,819)

Interest and other expense, net	(27,405)	(25,768)	(29,006)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,472	27,014	(113,780)
PROVISION FOR INCOME TAXES	5,196	7,577	11,084
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	283,284	—	—

NET INCOME (LOSS)	$(275,008)	$19,437	$(124,864)

BASIC EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.21	$0.50	$(3.23)

Cumulative effect of change in accounting principle	$(7.11)	$—	$—

Basic earnings (loss) per share	$(6.90)	$0.50	$(3.23)

DILUTED EARNINGS (LOSS) PER SHARE:
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.21	$0.50	$(3.23)

Cumulative effect of change in accounting principle	$(7.11)	$—	$—

Diluted earnings (loss) per share	$(6.90)	$0.50	$(3.23)

SHARES USED IN THE COMPUTATION OF EARNINGS (LOSS) PER SHARE:
Basic	39,847,591	39,062,776	38,610,326

Diluted	39,847,591	39,225,312	38,610,326

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Common Stock		Restricted Voting Common Stock		Treasury Stock		Unearned Restricted Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2001	38,331,672	$383	2,605,709	$26	(1,245,879)	$(9,181)	$—	$428,697	$108,719	$528,644
Issuance of stock	7,306	—	—	—	213,150	1,321	—	(349)	—	972
Purchase of treasury stock	—	—	—	—	(209,600)	(984)	—	—	—	(984)
Receipt of treasury stock	—	—	—	—	(241,224)	(1,392)	—	—	—	(1,392)
Issuance of stock under employee stock purchase plan	—	—	—	—	55,742	411	—	(411)	—	—
Exercise of stock options	101,006	2	—	—	6,743	51	—	490	—	543
Net loss (restated)	—	—	—	—	—	—	—	—	(275,008)	(275,008)

BALANCE, September 30, 2002 (restated)	38,439,984	$385	2,605,709	$26	(1,421,068)	$(9,774)	$—	$428,427	$(166,289)	$252,775
Issuance of stock	—	—	—	—	14,750	90	—	(13)	—	77
Purchase of treasury stock	—	—	—	—	(1,890,400)	(10,207)	—	—	—	(10,207)
Receipt of treasury stock	—	—	—	—	(70,330)	(270)	—	—	—	(270)
Issuance of stock under employee stock purchase plan	—	—	—	—	248,982	1,549	—	(728)	—	821
Exercise of stock options	—	—	—	—	392,273	2,251	—	23	—	2,274
Net income (restated)	—	—	—	—	—	—	—	—	19,437	19,437

BALANCE, September 30, 2003 (restated)	38,439,984	$385	2,605,709	$26	(2,725,793)	$(16,361)	$—	$427,709	$(146,852)	$264,907
Issuance of stock	—	—	—	—	12,931	81	—	32	—	113
Issuance of restricted stock	—	—	—	—		—	(1,992)	1,992	—	—
Purchase of treasury stock	—	—	—	—	(549,200)	(4,340)	—	—	—	(4,340)
Issuance of stock under employee stock purchase plan	—	—	—	—	247,081	1,592	—	(614)	—	978
Exercise of stock options	—	—	—	—	842,668	5,238	—	339	—	5,577
Non-cash compensation	—	—	—	—	—	—	879	(82)	—	797
Net (loss)	—	—	—	—	—	—	—	—	(124,864)	(124,864)

BALANCE, September 30, 2004	38,439,984	$385	2,605,709	$26	(2,172,313)	$(13,790)	$(1,113)	$429,376	$(271,716)	$143,168

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended September 30,
	2002	2003	2004
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(275,008)	$19,437	$(124,864)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities-
Cumulative effect of change in accounting principle	283,284	—	—
Bad debt expense	4,324	2,277	3,614
Deferred income taxes	5,196	7,577	8,959
Depreciation and amortization	18,633	16,315	13,635
Loss on sale of property and equipment	1,547	38	680
Impairments to investment	1,667	805	863
Non-cash compensation charge	1,422	—	797
Impairment of goodwill	—	—	99,798
Gain on divestitures	(2,145)	(381)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
(Increase) decrease in:

Accounts receivable	30,943	(2,667)	(8,451)
Inventories	(2,770)	3,011	(2,184)
Costs and estimated earnings in excess of billings on uncompleted contracts	14,524	(288)	5,183
Prepaid expenses and other current assets	(9,824)	1,200	887
Other noncurrent assets	3,199	(2,221)	2,105
Increase (decrease) in:

Accounts payable and accrued expenses	(37,739)	2,606	11,964
Billings in excess of costs and estimated earnings on uncompleted contracts	4,678	(13,550)	(4,826)
Other current liabilities	172	—	(622)
Other noncurrent liabilities	11,264	5,144	(1,234)

Net cash provided by operating activities	53,367	39,303	6,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	895	2,339	307
Purchases of property and equipment	(11,895)	(8,727)	(6,505)
Purchase of businesses, net of cash acquired	—	(2,723)	—
Sale of businesses	7,549	2,153	—
Investments in securities	(300)	(900)	(800)
Additions to note receivable from affiliate	(583)	—	—

Net cash used in investing activities	(4,334)	(7,858)	(6,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	74,613	77	80,040
Repayments of debt	(97,941)	(16,309)	(97,418)
Proceeds from sale of interest rate swaps	4,040	—	—
Purchase of treasury stock	(984)	(10,207)	(4,340)
Payments for debt issuance costs	—	(679)	(2,219)
Proceeds from issuance of stock	—	—	113
Proceeds from issuance of stock under employee stock purchase plan	—	821	972
Proceeds from exercise of stock options	543	2,274	5,577

Net cash used in financing activities	(19,729)	(24,023)	(17,275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,304	7,422	(17,969)
CASH AND CASH EQUIVALENTS, beginning of period	3,475	32,779	40,201

CASH AND CASH EQUIVALENTS, end of period	$32,779	$40,201	$22,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$23,117	$24,003	$23,379
Income taxes	5,091	599	931

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

Description of the Business

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

Recent Developments

During the fourth quarter of fiscal 2004, the Company was informed of certain issues at one of its subsidiaries, and as a result, IES conducted an evaluation of the financial results of this subsidiary. Additionally, the Company’s Audit Committee engaged special counsel to conduct an investigation of those matters. Efforts were also extended to determine if similar issues existed at other subsidiaries. The special investigation has been concluded, and the Company believes that the issues regarding its financial results were not widespread. The issues at the subsidiary related to (1) a series of large contracts accounted for on a percentage of completion basis in which actual costs projected to be incurred exceeded the original projected costs, but appropriate adjustments were not timely reflected, (2) general and administrative costs recorded to a particular contract that did not relate to that contract and (3) the recognition of revenue related to the recording of incorrect margin on a particular long-term contract. The Company did identify one additional issue at another subsidiary related to the timing of revenue recognition attributable to a large project that was not detected as part of the Company’s normal closing process.

As a result of the above matters and the timing of their resolution, the independent auditors could not complete their procedures in accordance with AU 722, “Interim Financial Information,” on the Company’s third quarter results. They advised IES that until the audit of its fiscal year 2004 financial statements was completed, they would be unable to complete their procedures in accordance with AU 722 on third quarter results and consequently, the Company did not timely file its quarterly report on Form 10-Q. The reasons for the delay include concerns over material weaknesses identified by the independent auditors and concerns that the size of the adjustments taken for the items identified above, coupled with the potential for similar issues at other subsidiaries as well as any other adjustments that may have been identified in the course of the audit, could result in a requirement to restate prior periods.

The Company’s failure to timely file its June 30, 2004 Form 10-Q resulted in defaults under the indenture relating to the Company’s subordinated debt and senior secured credit facility. The Company has since cured all defaults under both its subordinated debt and its senior secured credit facility. The Company’s failure to timely file its Form 10-Q, coupled with current conditions in the surety bonding industry have affected IES’ ability to obtain surety bonding consistent with historical terms. After the Company did not timely file its Form 10-Q, several putative class action lawsuits were filed against IES and certain of its officers and one shareholder derivative action was filed against its directors and certain employees. Concurrent with the filing of the Company’s Form 10-K, the Company has filed its June 30, 2004 Form 10-Q.

To position IES for continued success, the Company began executing several plans. Those plans include generating cash flows and obtaining additional sources of capital, settling the jury verdict returned against the Company, selling businesses that meet certain criteria, obtaining support and flexibility from the senior secured bank group and securing sufficient bonding for the remaining entities.

To date, IES has made progress in executing its plans. On November 24, 2004, IES announced that it had closed and received funding from a private placement of $36.0 million 6.5% senior convertible notes due 2014. The investors in those notes have the option to purchase another $14.0 million in notes to occur on the 90th day after the closing date or the fifth business day after IES’ next annual meeting of stockholders, whichever is later.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 6, 2004, IES announced that it had settled a jury verdict of approximately $30.0 million for $8.0 million. On December 10, 2004, IES announced that on a cumulative basis since November 29, 2004, it had completed three sales of businesses and received approximately $11.5 million in cash which was used to pay down debt. On December 13, 2004, IES announced that it had completed its fourth amendment to its credit facility. This amendment provides the Company with sufficient flexibility and liquidity through January 2006, with the possibility of an extension through January 2007 if certain conditions are met. Lastly, the Company has been in discussions with its current surety and other potentials sureties. The Company believes that the flexibility provided by the fourth amendment to release collateral to sureties and the filing of its Form 10-Q for the quarter ended June 30, 2004, may lead to improved surety terms going forward.

The Company intends to continue executing on planned sales of businesses of which net proceeds will be used to primarily pay down bank debt. The sales of businesses are projected to generate enough net proceeds to fully repay the Company’s outstanding bank debt during fiscal 2005. The Company is forecasting cash flows from operations and borrowing capacity which is sufficient to sustain operations and maintain bank covenants through the end of fiscal 2005, even without selling all the businesses currently considered for sale. There can be no guarantees, however, that the Company can execute fully on its plans. If the Company is not successful in fully executing its plans, it could have a significant negative impact on the operations and cash flows of the Company.

Business Risks

In the course of its operations, the Company is subject to certain risk factors, including but not limited to: exposure to downturns in the economy, risks related to management of internal growth and execution of strategy, management of external growth, availability of qualified employees, competition, seasonality, risks associated with contracts, significant fluctuations in quarterly results, recoverability of goodwill, collectibility of receivables, dependence on key personnel and risks associated with the availability of capital and with debt service.

Current conditions in the surety bonding industry are adversely affecting the Company’s subsidiaries’ ability to obtain surety bonding consistent with historical terms. Losses experienced by the surety industry in the past two years have caused surety providers to limit capacity and increase costs for all participants, including the Company’s subsidiaries. Many surety companies have ceased writing surety bonds. At this time, there is no commitment from the surety to write bonds. There are situations if surety bonds are not provided that claims or damages may result. Those situations are where surety bonds are required for jobs that have been awarded, where contracts are signed, where work has begun or where bonds may be able to be required in the future by the customer pursuant to terms of the contracts. If the Company’s subsidiary is in one of those situations and not able to obtain a surety bond then the result can be a damage claim by the customer for the costs of replacing the subsidiary with the another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms.

Surety bond companies may also provide surety bonds at a cost including (i) payment of a premium plus (ii) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5%-10%) amount as retention until the end of the job, could make certain bonded projects uneconomic to perform.

In the construction business there are frequently claims and litigation. Latent defect litigation is a normal course for residential home builders in some parts of the country. There is also the inherent claims and litigation

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk of the number of people that work on construction sites and the fleet of vehicles on the road everyday. Those claims and litigation risks are managed through safety programs, insurance programs, litigation management at the corporate office and the local level and a network of attorneys and lawfirms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed and sometimes for amounts in excess of their value or amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. Given the size of the company with many contracts and employees, there can be periods of time where a disproportionate amount of the claims and litigation may be concluded all in the same quarter, or year. If these matters resolve near the same time then the cumulative effect can be higher than the ordinary level in any one reporting period.

Independent of the normal litigation risks, as a result of the Company’s inability to timely file its third quarter 2004 Form 10-Q and the subsequent events, a class action lawsuit has been filed as well as a shareholder derivative action.

The Company has determined to sell all or substantially all of the assets of certain wholly owned subsidiaries. Those sales are being made to facilitate the business needs and purposes of the organization as a whole. Since the Company was a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales are being made with more than ordinary reliance on the representations of the purchaser is in those cases often the person most familiar with the company. There is the potential from selling assets net of liabilities but retaining the entities from which they were sold if the purchaser is unwilling or unable to perform the transferred liabilities, that the Company may be forced to fulfill obligations that were assigned or sold to others. The Company would then seek reimbursement from the purchasers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IES, its wholly owned subsidiaries, and certain investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the Company’s revenue recognition of construction in progress, allowance for doubtful accounts, realizability of deferred tax assets and self-insured claims liability.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market generally using the first-in, first-out (FIFO) method. Where shipping and handling costs are borne by the Company, these charges are included in inventory and charged to cost of services upon use in production or the providing of services.

Securities and Equity Investment

At September 30, 2003 and 2004, the Company had a 21% equity interest in Energy Photovoltaics, Inc. (EPV) of $1.1 million and $0.3 million, respectively, which was included in other noncurrent assets. The Company accounts for this investment under the equity method of accounting and accordingly recorded its share of EPV’s losses of $1.7 million, $0.8 million and $0.9 million in the year ended September 30, 2002, 2003 and 2004, respectively (See note 3). Additionally, the Company has notes receivable totaling approximately $1.8 million with EPV at September 30, 2003 and September 30, 2004. The Company performed a discounted cash flow analysis at September 30, 2004 and determined that no impairment to this investment existed. This investment involves certain risks involving demand for photovoltaic services. If EPV is unable to deliver its business plan, we could deem this investment impaired and would record a charge to other expense in the period such impairment, if any, is determined.

Through September 30, 2004, the Company had invested $3.5 million under its commitment to EnerTech Capital Partners II L.P. (EnerTech) (See note 14 for further commitments). The carrying value of this Enertech investment at September 30, 2003 and 2004 was $2.5 million and $3.0 million, respectively. This investment is accounted for on the cost method of accounting and accordingly, the Company does not record unrealized losses for the EnerTech investment that it believes are temporary in nature. The Company uses available information and may perform discounted cash flow analyses to determine impairment of its investments, if any. The following table represents the carrying value and unrealized loss balance reconciliation to fair value for the Enertech investment as of September 30, 2003 and 2004:

	September 30, 2003	September 30, 2004
Carrying value	$2,500	$2,977
Unrealized loss	(983)	(820)

Fair value	$1,517	$2,157

Enertech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of the Company’s investment. The Company determined that the potential impairment of the Enertech investment is not other-than-temporary based on the weight of certain qualitative information. Enertech has generated unrealized gains during two successive quarters of the current fiscal year. Additionally, one of Enertech’s major portfolio investments has filed a Form S-1 with the Securities and Exchange Commission which increased the value of the portfolio significantly. The Company intends and has the current ability to hold its investment in Enertech through the time anticipated to recover the amount of the impairment and does not have a history of turning over these investments and having to recognize unrealized losses. The Company believes, based on the recent improvement in investment portfolio performance, that the impairment is not severe and its duration will not be prolonged. The Company considers these factors to indicate that the aforementioned impairment is not other-than-temporary in nature.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $16.9 million, $14.6 million and $13.4 million for the years ended September 30, 2002, 2003 and 2004, respectively.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations in the caption Other, net.

Goodwill

Effective October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill amortization for the years ended September 30, 2002 and 2003 would have otherwise been $12.9 million (before the impairment charge). Goodwill attributable to each reporting unit was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows and market multiples. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests annually during the first fiscal quarter.

Based on impairment tests performed upon adoption of SFAS No. 142, the Company recognized a charge of $283.3 million ($7.11 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of the reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the asset’s carrying amount.

The impairment was the result of lower forecasted future operating income at the point of adoption than anticipated to result from decreased spending in the construction industry in all of the Company’s markets. The impairment related to the Company’s operating regions follows (amounts in millions):

Southeast	$89.2
Northeast	35.2
Gulf Plains	47.4
Central	80.8
West	21.0
Residential	2.6
Divested after adoption	7.1

Total	$283.3

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the statement of operations for the year ended September 30, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

On August 13, 2004, the Company announced that it would not timely file results for the three months ended June 30, 2004 on Form 10-Q. There was also a possibility that factors surrounding certain material weaknesses in internal control may require a restatement of prior periods. Following this announcement, the Company’s stock price declined 40 percent to $3.93 on August 16, 2004. The Company believes that this decline in stock price plus the jury verdict and uncertainties surrounding our ability to obtain surety bonds was reflective of a change in our operations that indicated that a possible impairment of the carrying amount of goodwill existed at September 30, 2004. Therefore, the Company performed a test for impairment and consequently recorded a charge of $99.8 million. This charge is included in arriving at income (loss) from operations for the year ended September 30, 2004. The impairment detailed by our operating regions follows (amounts in millions):

Southeast	$28.8
Northeast	16.3
Gulf Plains	2.1
Central	51.0
West	1.6

Total	$99.8

As of September 30, 2002, 2003 and 2004, accumulated amortization was approximately $320.7 million, $320.7 million and $425.0 million, respectively. The carrying amount of goodwill attributable to each reportable segment with goodwill balances and changes therein follows:

	September 30, 2002	Divestitures	September 30, 2003	Impairment Adjustment	September 30, 2004
Commercial and Industrial	$140,695	$336	$140,359	$99,798	$40,561
Residential	57,525	—	57,525	—	57,525

	$198,220	$336	$197,884	$99,798	$98,086

Debt Issuance Costs

Debt issuance costs related to the Company’s credit facility and the senior subordinated notes are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 2003 and 2004, accumulated amortization of debt issuance costs was approximately $5.3 million and $6.7 million, respectively. During the year ended September 30, 2004, the Company capitalized approximately $1.7 million of issuance costs incurred in connection with amending its credit facility.

Revenue Recognition

The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP)

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes revenue on signed contracts and change orders. The Company recognizes revenue on unsigned, verbally approved, change orders where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

Accounts Receivable and Provision for Doubtful Accounts

The Company records accounts receivable for all amounts billed and not collected. Generally, the Company does not charge interest on outstanding accounts receivable, however, from time to time the Company may believe it necessary to charge interest on a case by case basis. Additionally, the Company provides an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for unknown collection issues based on historical trends. Accounts receivable not collectible are written off as deemed necessary in the period such determination is made.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least quarterly at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2004, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, the Company’s results could be affected.

Self-Insurance

The Company retains the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. The Company’s general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon the Company’s known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2004, management has compiled its historical data pertaining to the self-insurance experiences and has utilized the services of an actuary to assist in the determination of the ultimate loss associated with the Company’s self-insurance programs for workers’ compensation, auto and general liability. Management believes that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and has recorded the present value of the actuarial determined ultimate losses under its workers’ compensation, auto and general liability programs of $13.0 million and $13.9 million at September 30, 2003 and 2004, respectively. The present value is based on the expected cash flow to be paid out under the workers’ compensation, automobile and general liability programs discounted for those claims not expected to be paid within twelve months. The undiscounted ultimate losses related to the workers’ compensation, automobile and general liability programs are $14.3 million and $15.3 million at September 30, 2003 and 2004, respectively. The utilization of the actuarial valuation resulted in an increase in reserves for self-insurance losses during the year ended September 30, 2002. The Company recorded a charge associated with this change in estimate of approximately $6.1 million during the fourth quarter of the year ended September 30, 2002. Total expense for these programs was approximately $49.4 million, $40.8 million and $35.7 million for the years ended September 30, 2002, 2003 and 2004, respectively. The present value of all self-insurance reserves for the health, property and casualty programs recorded at September 30, 2003 and 2004 is $18.2 million and $15.8 million, respectively. The undiscounted ultimate losses of all self-insurance reserves at September 30, 2003 and 2004 was $19.4 million and $18.7 million, respectively. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses to be made as follows (amounts in thousands):

Year Ended September 30,
2005	$8,993
2006	3,722
2007	2,517
2008	1,405
2009	724
Thereafter	1,363

Total	$18,724

The Company had letters of credit of $18.9 million outstanding at September 30, 2004 to collateralize its self-insurance obligations.

Realization of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of property and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

Risk Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits and trade accounts receivable. The Company grants credit, generally without collateral, to its customers, which are generally contractors and homebuilders throughout the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States within the construction and homebuilding market. However, the Company generally is entitled to payment for work performed and has certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. The Company routinely maintains cash balances in financial institutions in excess of federally insured limits.

The Company had no single customer accounting for more than 10% of its revenues for the years ended September 30, 2002, 2003 and 2004.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, notes and bonds payable and long-term debt. The Company’s senior subordinated notes had a carrying value, excluding unamortized discount, at September 30, 2003 and 2004 of $247.9 million and $172.9 million, respectively. The fair value of the Company’s senior subordinated notes at September 30, 2003 and 2004 was $255.3 million and $160.8 million, respectively. The Company utilizes quoted market prices to determine the fair value of its debt. Other than the senior subordinated notes, the Company believes that the carrying value of financial instruments on the accompanying consolidated balance sheets approximates their fair value.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three years ended September 30, 2002, 2003 and 2004 (in thousands, except share information):

	Year Ended September 30,
	2002	2003	2004
	(restated)	(restated)
Numerator:
Net income (loss)	$(275,008)	$19,437	$(124,864)

Denominator:
Weighted average common shares outstanding—basic	39,847,591	39,062,776	38,610,326
Effect of dilutive stock options	—	162,536	—

Weighted average common and common equivalent shares outstanding—diluted	39,847,591	39,225,312	38,610,326

Earnings (loss) per share:
Basic	$(6.90)	$0.50	$(3.23)
Diluted	$(6.90)	$0.50	$(3.23)

For the years ended September 30, 2002, 2003 and 2004, stock options of 5.6 million, 4.2 million and 2.0 million, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock.

Stock Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25—“Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25. During the years ended September 30, 2002 and 2004, the Company recorded compensation expense of $1.4 million and $0.8 million in connection with a restricted stock award (See note 11), respectively.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for IES’ stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123—“Accounting for Stock- Based Compensation” for the years ended September 30, 2002, 2003 and 2004 (in thousands, except for per share data):

	Year ended September 30,
	2002	2003	2004
	(restated)	(restated)
Net income (loss), as reported	$(275,008)	$19,437	$(124,864)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	875	—	460
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,296	2,004	1,130

Pro forma net income (loss) for SFAS No. 123	$(281,430)	$17,433	$(125,533)

Earnings (loss) per share:
Basic—as reported	$(6.90)	$0.50	$(3.23)
Basic—pro forma for SFAS No. 123	$(7.06)	$0.45	$(3.25)

Earnings (loss) per share:
Diluted—as reported	$(6.90)	$0.50	$(3.23)
Diluted—pro forma for SFAS No. 123	$(7.06)	$0.44	$(3.25)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

	2002	2003	2004
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	81.56%	51.94%	68.38%
Weighted average risk free interest rate	3.96%	3.21%	3.71%
Expected life of options	6 years	6 years	6 years

The pro forma disclosures for the year ended September 30, 2002 and 2003 have been adjusted to reflect the impact of cancellations and forfeitures of stock options issued prior to September 30, 2004. The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option-pricing model involves subjective assumptions which may be materially different than actual amounts.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The adoption did not have a material impact on the Company’s results of operations or financial position.

3. RESTATEMENT OF FINANCIAL STATEMENTS

Effective for the fiscal year ended September 30, 2004, the Company has determined that the timing of the recognition of revenue and costs on certain of its long-term construction contracts accounted for under the percentage-of-completion method of accounting and that the accounting for one of its investments warranted revision to the reported results for the six months ended March 31, 2004 and the years ended September 30, 2002 and 2003.

The revisions to the recognition of revenues and costs on certain construction contracts relate to errors at three of the Company’s subsidiaries in properly recording revenues associated with change orders, costs charged to certain contracts and the estimates of costs to complete on certain contracts. Additionally, the Company determined that its investment in EPV that was previously accounted for under the cost method of accounting for investments beginning in the year ended September 30, 2002, should have continued to be accounted for under the equity method of accounting for investments. The equity method of accounting for investments requires investors to record their proportionate share of the investees profits and losses into their financial statements. The cost method of accounting for investments does not require this treatment. The total effects of all revisions to reported results for the six months ended March 31, 2004 and the years ended September 30, 2003 and 2002 are summarized in the tables that follow.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended March 31, 2004 (Unaudited)
	As Reported	Contract Adjustments	Investment Adjustments	As Restated
Statement of Operations Data:
Revenues	$703,692	$(3,491)	$—	$700,201
Cost of services	605,196	1,057	—	606,253

Gross profit	98,496	(4,548)	—	93,948
Selling, general and administrative expenses	71,359	—	—	71,359

Income (loss) from operations	27,137	(4,548)	—	22,589
Interest and other expense, net	18,027	—	432	18,459

Income (loss) before income taxes and cumulative effect of change in accounting principle	9,110	(4,548)	(432)	4,130
Benefit for income taxes	(2,664)	(1,796)	(171)	(4,631)

Net income (loss)	$11,774	$(2,752)	$(261)	$8,761

Basic earnings (loss) per share	$0.31	$(0.07)	$(0.01)	$0.23

Diluted earnings (loss) per share	$0.30	$(0.07)	$(0.01)	$0.22

	March 31, 2004
Consolidated Balance Sheet (Unaudited)	As Reported	Contract Adjustments	Investment Adjustments	As Restated
Assets:
Cash and cash equivalents	$19,043	$—	$—	$19,043
Accounts receivable (net)	296,353	—	—	296,353
Cost and estimated earnings in excess of Billings on uncompleted contracts	52,601	(3,379)	—	49,222
Inventories	23,817	—	—	23,817
Prepaid expenses and other current Assets	26,526	—	—	26,526
Property and equipment, net	48,734	—	—	48,734
Goodwill, net	197,884	—	—	197,884
Other noncurrent assets, net	31,530	1,846	(1,848)	31,528

Total assets	$696,488	$(1,533)	$(1,848)	$693,107

Liabilities:
Current maturities of long-term debt	$7,286	$—	$—	$7,286
Accounts payable and accrued expenses	121,748	1,057	—	122,805
Billings in excess of cost and estimated Earnings on uncompleted contracts	37,095	1,871	—	38,966
Long-term debt, net of current maturities	42,967	—	—	42,967
Senior subordinated notes	173,244	—	—	173,244
Other noncurrent liabilities	33,081	(647)	—	32,434

Total liabilities	$415,421	$2,281	$—	$417,702
Stockholders’ equity	281,067	(3,814)	(1,848)	275,405

Total liabilities and stockholders’ equity	$696,488	$(1,533)	$(1,848)	$693,107

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended September 30, 2003
	As Reported	Contract Adjustments	Investment Adjustments	As Restated
Statement of Operations Data:
Revenues	$1,448,553	$(790)	$—	$1,447,763
Cost of services	1,241,330	—	—	1,241,330

Gross profit	207,223	(790)	—	206,433
Selling, general and administrative expenses	153,651	—	—	153,651

Income (loss) from operations	53,572	(790)	—	52,782
Interest and other expense, net	(24,963)	—	(805)	(25,768)

Income (loss) before income taxes and cumulative effect of change in accounting principle	28,609	(790)	(805)	27,014
Provision (benefit) for income taxes	8,179	(314)	(288)	7,577

Net income (loss)	$20,430	$(476)	$(517)	$19,437

Basic earnings (loss) per share	$0.52	$(0.01)	$(0.01)	$0.50

Diluted earnings (loss) per share	$0.52	$(0.01)	$(0.01)	$0.50

	September 30, 2003
Consolidated Balance Sheet	As Reported	Contract Adjustments	Investment Adjustments	As Restated
Assets:
Cash and cash equivalents	$40,201	$—	$—	$40,201
Accounts receivable (net)	314,474	—	—	314,474
Cost and estimated earnings in excess of Billings on uncompleted contracts	48,256	(1,257)	—	46,999
Inventories	20,473	—	—	20,473
Prepaid expenses and other current Assets	14,427	—	—	14,427
Property and equipment, net	52,697	—	—	52,697
Goodwill, net	197,884	—	—	197,884
Other noncurrent assets, net	28,870	50	(1,588)	27,332

Total assets	$717,282	$(1,207)	$(1,588)	$714,487

Liabilities:
Current maturities of long-term debt	$256	$—	$—	$256
Accounts payable and accrued expenses.	138,143	—	—	138,143
Billings in excess of cost and estimated Earnings on uncompleted contracts	41,913	502	—	42,415
Long-term debt, net of current maturities	195	—	—	195
Senior subordinated notes	247,927	—	—	247,927
Other noncurrent liabilities	21,291	(647)	—	20,644

Total liabilities	$449,725	$(145)	$—	$449,580
Stockholders’ equity	267,557	(1,062)	(1,588)	264,907

Total liabilities and stockholders’ equity	$717,282	$(1,207)	$(1,588)	$714,487

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended September 30, 2002
	As Reported	Contract Adjustments		Investment Adjustments		As Restated
Statement of Operations Data:
Revenues	$1,475,430		$(969)		$—	$1,474,461
Cost of services	1,253,844		(813)		—	1,253,031

Gross profit	221,586		(156)		—	221,430
Selling, general and administrative expenses	174,184		813		—	174,997
Restructuring charges	5,556		—		—	5,556

Income (loss) from operations	41,846		(969)		—	40,877
Interest and other expense, net	(25,738)		—		(1,667)	(27,405)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$16,108		$(969)		$(1,667)	$13,472
Provision (benefit) for income taxes	6,175		(383)		(596)	5,196
Cumulative effect of change in accounting principle, net of tax	(283,284)		—		—	(283,284)

Net loss	$(273,351)		$(586)		$(1,071)	$(275,008)

Basic earnings (loss) per share:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.25		$(0.01)		$(0.03)	$0.21

Cumulative effect of change in accounting principle	$(7.11)			$		$(7.11)

Basic earnings (loss) per share	$(6.86)		$(0.01)		$(0.03)	$(6.90)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.25		$(0.01)		$(0.03)	$0.21

Cumulative effect of change in accounting principle	$(7.11)	$		$		$(7.11)

Diluted earnings (loss) per share	$(6.86)		$(0.01)		$(0.03)	$(6.90)

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. BUSINESS COMBINATIONS:

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

Accounts receivable, net	$11,643
Retention	3,884
Costs and estimated earnings in excess of billings on uncompleted projects and other	922
Less: Accounts payable and accrued expenses	(10,214)
Less: Billings in excess of costs and estimated earnings on uncompleted projects and other	(3,512)

Cash paid, net of cash acquired	$2,723

The results of operations of Riviera are included in the Company’s consolidated financial statements from February 27, 2003 through September 30, 2004.

Pro Forma Presentation

The unaudited pro forma data presented below reflect the results of operations of IES and the acquisition of Riviera Electric LLC assuming the transaction was completed on October 1, 2001 (in thousands):

	Year ended September 30,
	2002	2003
	(unaudited)	(unaudited)
Revenues	$1,556,742	$1,482,428

Net income before cumulative effect of change in accounting principle	$13,768	$20,157

Net income (loss)	$(269,516)	$20,157

Basic earnings per share before cumulative effect of change in accounting principle	$0.35	$0.52

Cumulative effect of change in accounting principle	$(7.11)	$0.00

Basic earnings (loss) per share	$(6.76)	$0.52

Diluted earnings per share before cumulative effect of change in accounting principle	$0.35	$0.51

Cumulative effect of change in accounting principle	$(7.11)	$0.00

Diluted earnings (loss) per share	$(6.76)	$0.51

The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in compensation programs

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and additional income tax expense based on the Company’s effective income tax rate. The unaudited pro forma financial data does not purport to represent what the Company’s combined results of operations would actually have been if such transactions had in fact occurred on October 1, 2001, and are not necessarily representative of the Company’s results of operations for any future period.

Divestitures

On July 25, 2002, the Company sold all of the stock of two of its operating companies. The proceeds from the sale were $7.5 million in cash and 241,224 shares of the Company’s common stock. The Company recorded a pre-tax gain of $2.1 million associated with this sale that is recorded in other income.

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

In connection with the dispositions discussed above, the net pre-tax gain was determined as follows for the years ended September 30, 2002 and 2003 (in thousands):

	2002	2003
Book value of assets divested	$10,783	$2,719
Liabilities divested	(3,987)	(675)

Net assets divested	6,796	2,044

Cash received	7,549	2,155
Common stock received	1,392	270

Total consideration received	8,941	2,425

Pre-tax gain	$2,145	$381

Had the dispositions discussed above been completed on October 1, 2001, the results of the Company for the years ended September 30, 2002 and 2003 would have excluded revenues of $33.0 million and $0.1 million, respectively and losses from operations of $0.3 million and $0.0 million, respectively.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	Estimated useful lives in years	September 30,
		2003	2004
Land	N/A	$2,820	$2,820
Buildings	5-32	6,873	6,958
Transportation equipment	3-5	29,221	25,701
Machinery and equipment	3-10	53,692	53,742
Leasehold improvements	5-32	13,658	13,744
Furniture and fixtures	5-7	8,815	8,324

		115,079	111,289
Less-Accumulated depreciation and amortization		(62,382)	(66,428)

Property and equipment, net		$52,697	$44,861

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in the Company’s allowance for doubtful accounts receivable consists of the following (in thousands):

	September 30,
	2003	2004
Balance at beginning of period	$6,262	$5,425
Additions to costs and expenses	2,277	3,614
Additions for acquisitions	411	—
Deductions for uncollectible receivables written off, net of recoveries	(3,514)	(4,520)
Deductions for divestitures	(11)	—

Balance at end of period	$5,425	$4,519

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,
	2003	2004
Accounts payable, trade	$77,598	$83,190
Accrued compensation and benefits	24,809	23,935
Accrual for self-insurance liabilities	18,162	15,827
Accrual for legal settlements	—	9,253
Other accrued expenses	17,574	17,280

	$138,143	$149,485

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contracts in progress are as follows (in thousands):

	September 30,
	2003	2004
Costs incurred on contracts in progress	$1,131,809	$1,298,175
Estimated earnings	148,837	133,042

	1,280,646	1,431,217
Less-Billings to date	(1,276,062)	(1,426,990)

	$4,584	$4,227

Costs and estimated earnings in excess of billings on uncompleted contracts	$46,999	$41,816
Less-Billings in excess of costs and estimated earnings on uncompleted contracts	(42,415)	(37,589)

	$4,584	$4,227

7. DEBT:

Debt consists of the following (in thousands):

	September 30,
	2003	2004
Secured credit facility and term loan with a group of lending institutions, due February 27, 2008, with a weighted average interest rate of 4.39%	$—	$57,929
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 9.50%	137,885	62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 10.00%	110,000	110,000
Other	451	144

	248,336	230,958
Less-current maturities of long-term debt	(256)	(42,995)
Less-unamortized discount on Senior Subordinated Notes	(3,198)	(2,307)
Fair value of unamortized portion of terminated interest rate hedges	3,240	2,630

Total long-term debt	$248,122	$188,286

Future payments due on debt at September 30, 2004 are as follows (in thousands):

2005	$42,995
2006	78
2007	—
2008	15,000
2009	172,885
Thereafter	—

Total	$230,958

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility

On February 27, 2004, the Company amended and restated the $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. The Company used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of the Company’s long term bonds. Since February 27, 2004, and through December 10, 2004, the Company amended the credit facility four times. The amendments reduced the facility commitment, provided for covenants or waivers that permit the Company to file the Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted the Company to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit the Company to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on January 13, 2006. The Company has the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. The term loan of the credit facility is due by September 30, 2005. At September 30, 2004, the term loan had outstanding borrowings of $42.9 million. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the bank’s prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitments as of the beginning of each quarter beginning January 1, 2005. The Company’s direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the Company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA, as defined in the credit agreement, requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio.

As of September 30, 2004, the Company was in compliance with all financial covenants as they pertain to the Credit Facility, as amended.

As of September 30, 2004, the Company had $42.9 million outstanding under the term loan portion of its Credit Facility, and $15.0 outstanding under the revolving credit line portion of its Credit Facility, letters of credit outstanding under its Credit Facility of $25.8 million, $0.1 million of other borrowings and available borrowing capacity under its Credit Facility of $41.3 million.

Senior Subordinated Notes

The Company has outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2002, the Company retired approximately $27.1 million of these senior subordinated notes. In connection with these transactions, the Company recorded a gain of $1.0 million. This gain is recorded in interest and other expense, net during the year ended September 30, 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” adopted July 1, 2002. During the year ended September 30, 2004, the Company redeemed $75.0 million principal amount of its senior subordinated notes, paying a call premium of 4.688%, or $3.5 million. This premium along with a write off of previously capitalized deferred

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing costs of $1.6 million was recorded as a loss in other income and expense in accordance with SFAS No. 145. At September 30, 2004, the Company had $172.9 million in outstanding senior subordinated notes.

Interest Rate Swaps

The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument through February 1, 2009. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company’s consolidated balance sheet and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the “short-cut” method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. At September 30, 2001 the fair value of this derivative was $3.2 million and was included in other noncurrent assets. The Company terminated this contract in February 2002. The Company received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds.

The Company entered into a new interest rate swap agreement in February 2002, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month trailing LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9.375% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company’s consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company’s operating results was that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the “short-cut” method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. The Company terminated this contract in August 2002. The Company received cash equal to the fair value of this derivative of $2.5 million, which is being amortized over the remaining life of the bonds. At September 30, 2003 and 2004 the Company had no outstanding interest rate swap contracts.

The following table presents the balance sheet details of the Senior Subordinated Notes (in thousands):

	September 30,
	2003	2004
Senior Subordinated Notes, due February 1, 2009	$247,885	$172,885
Less: Unamortized discount on Senior Subordinated Notes	(3,198)	(2,307)
Add: Unamortized portion of interest rate hedge	3,240	2,630

	$247,927	$173,208

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LEASES:

The Company leases various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 12. Rental expense for the years ended September 30, 2002, 2003 and 2004 was approximately $15.4 million, $14.6 million and $16.6 million respectively. Future minimum lease payments under these noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Year Ended September 30,
2005	$14,261
2006	9,703
2007	6,326
2008	3,795
2009	2,911
Thereafter	—

Total	$36,996

9. INCOME TAXES:

Federal and state income tax provisions are as follows (in thousands):

	Year Ended September 30,
	2002	2003	2004
	(restated)	(restated)
Federal:
Current	$—	$—	$1,173
Deferred	5,714	6,624	8,624
State:
Current	—	—	952
Deferred	(518)	953	335

	$5,196	$7,577	$11,084

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

	Year Ended September 30,
	2002	2003	2004
	(restated)	(restated)
Provision at the statutory rate	$4,717	$9,454	$(39,823)
Increase resulting from:
State income taxes, net of benefit for federal deduction	237	258	—
Non-deductible expenses	997	700	956
Change in valuation allowance	—	—	27,716
Contingent tax liabilities	—	457	—
Non-deductible goodwill impairment	—	—	31,004
Other	—	—	64
Decrease resulting from:
Utilization of state net operating losses	(755)	—	—
Change in valuation allowance	—	(3,292)	(6,262)
State income taxes, net of federal deduction	—	—	(1,648)
Contingent tax liability	—	—	(923)

	$5,196	$7,577	$11,084

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

	Year Ended September 30,
	2003	2004
	(restated)
Deferred income tax assets:
Allowance for doubtful accounts	$2,062	$1,666
Goodwill	9,123	12,532
Accrued expenses	5,063	7,248
Net operating loss carry forward	4,262	9,990
Various reserves	1,316	470
Equity adjustment in affiliate	884	1,185
Other	1,474	1,707

Subtotal	24,184	34,798
Less valuation allowance	(7,800)	(29,254)

Total deferred income tax assets	16,384	5,544

Deferred income tax liabilities:
Property and equipment	(4,308)	(4,822)
Deferred contract revenue and other	(591)	(250)

Total deferred income tax liabilities	(4,899)	(5,072)

Net deferred income tax assets	$11,485	$472

In 2002, the Company adopted a tax accounting method change that allowed it to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. The Company believes the realization of the additional tax basis in goodwill is less than probable and has not recorded a deferred tax asset. Although a deferred tax asset has not been recorded, as of September 30, 2004, the Company has derived a cumulative cash tax reduction of $10.9 million from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. The Company has provided a tax reserve for the cumulative cash tax reduction. In addition, the amortization of the additional tax goodwill has resulted in additional federal and state net operating loss carry forwards of $40.6 and $26.0 million, respectively. The Company believes the realization of the additional net operating loss carry forwards is less than probable and has not recorded a deferred tax asset. The Company has $108.7 million of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2004, approximately 10 years remain to be amortized.

As of September 30, 2004, the Company had available approximately $55.7 million of federal net tax operating loss carry forward for federal income tax purposes including $40.6 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, begin to expire in 2011. The Company also had available approximately $143.8 million of net tax operating loss carry forwards for state income tax purposes including $26.0 million resulting from the additional amortization of tax goodwill which begin to expire in 2005.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets at September 30, 2004, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, “Accounting for Income Taxes” places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. The Company incurred a cumulative pretax loss of $73.3 million for September 30, 2002, 2003 and 2004 including goodwill impairment of $99.8 million in the year ended September 30, 2004 and excluding $283.3 million resulting from the adoption of SFAS 142 in the year ended September 30, 2002. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, the Company has provided valuation allowances of $23.5 million for certain federal deferred tax assets and $5.8 million for certain state deferred tax assets. The Company believes that $5.0 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. The Company believes that $0.5 million of state deferred tax assets will be realized for certain non-unitary, non-consolidated and non-combined state tax returns and valuation allowances were not provided for these assets. During the quarters ended December 31, 2003 and March 31, 2004 the Company believed that certain deferred tax assets for which valuation allowances were established would be realized by the Company and $1.4 and $4.9 million of tax effected valuation allowances were released, respectively. The Company will evaluate the appropriateness of its remaining deferred tax assets and valuation allowances on a quarterly basis.

The Company has adopted positions that a taxing authority may view differently. The Company believes its reserves of $13.5 million recorded in other non-current liabilities are adequate in the event the positions are not ultimately upheld. The timing of the payment of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority. Statutes of limitations will begin to expire June 15, 2006 and thereafter.

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	September 30,
	2003	2004
	(restated)
Current deferred income taxes:
Assets	$6,373	$286
Liabilities	(872)	(250)

	5,501	36

Noncurrent deferred income taxes:
Assets	$9,621	$5,258
Liabilities	(3,637)	(4,822)

	5,984	436

Net deferred income tax assets	$11,485	$472

10. OPERATING SEGMENTS

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. These segments, which contain different economic characteristics, are managed through geographically-based regions.

The Company manages and measures performance of its business in two distinctive operating segments; commercial and industrial, and residential. The commercial and industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Corporate includes expenses associated with the Company’s home office and regional infrastructure.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for the years ended September 30, 2002, 2003 and 2004 are as follows (in thousands):

	Fiscal Year Ended September 30, 2002
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$1,192,422	$282,039	$—	$1,474,461
Cost of services	1,032,665	220,366	—	1,253,031

Gross profit	159,757	61,673	—	221,430

Selling, general and administrative	124,271	27,053	23,673	174,997
Restructuring Charges	—	—	5,556	5,556

Income (loss) from operations	$35,486	$34,620	$(29,229)	$40,877

Other data:
Depreciation and amortization expense	$13,921	$885	$3,827	$18,633
Capital expenditures	8,301	753	2,841	11,895
Total assets	519,897	89,896	101,737	711,530

	Fiscal Year Ended September 30, 2003
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$1,171,596	$276,167	$—	$1,447,763
Cost of services	1,023,151	218,179	—	1,241,330

Gross profit	148,445	57,988	—	206,433
Selling, general and administrative	101,096	33,110	19,445	153,651

Income (loss) from operations	$47,349	$24,878	$(19,445)	$52,782

Other data:
Depreciation and amortization expense	$11,419	$1,133	$3,763	$16,315
Capital expenditures	5,345	891	2,491	8,727
Total assets	503,863	108,204	102,420	714,487

	Fiscal Year Ended September 30, 2004
	Commercial And Industrial	Residential	Corporate	Total
Revenues	$1,114,093	$310,007	$—	$1,424,100
Cost of services	999,992	250,178	—	1,250,170

Gross profit	114,101	59,829	—	173,930

Selling, general and administrative	99,868	33,898	25,140	158,906
Goodwill impairment charge	99,798	—	—	99,798

Income (loss) from operations	$(85,565)	$25,931	$(25,140)	$(84,774)

Other data:
Depreciation and amortization expense	$9,876	$1,167	$2,311	$13,354
Capital expenditures	3,463	1,082	1,960	6,505
Total assets	396,810	107,205	76,918	580,933

The Company does not have significant operations or long-lived assets in countries outside of the United States.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. STOCKHOLDERS’ EQUITY:

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

Common Stock Repurchase Programs

During the year ended September 30, 2003, the Company completed a 2 million share repurchase program. The Company used approximately $10.2 million in cash generated form operations to repurchase shares during the year ended September 30, 2003 for this program. On November 5, 2003, we commenced a $13 million share repurchase program. We used approximately $4.6 million in cash generated from operations to repurchase 549,200 shares during the year ended September 30, 2004 under this program.

1997 Stock Plan

In September 1997, the Company’s board of directors and stockholders approved the Company’s 1997 Stock Plan (the “Plan”), which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the Plan is 15 percent of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the compensation committee of the Company’s board of directors. Options generally expire between seven and ten years from the date of grant, one year following termination of employment due to death or disability, or three months following termination of employment by means other than death or disability.

Directors’ Stock Plan

In September 1997, the Company’s board of directors and stockholders approved the 1997 Directors’ Stock Plan (the “Directors’ Plan”), which provides for the granting or awarding of stock options to nonemployee directors. In May 2000, the Company’s board of directors amended the Directors’ Plan. The number of shares authorized and reserved for issuance under the Directors’ Plan is 250,000 shares. Each nonemployee director is granted options to purchase 3,000 shares at the time of an initial election of such director. In addition, each director will be automatically granted options to purchase 3,000 shares annually at each September 30 on which such director remains a director. All options have an exercise price based on the fair market value at the date of grant, are immediately vested and expire 10 years from the date of the grant. In the event that the director ceases to serve as a member of the board for any reason the options must be exercised within one year.

1999 Incentive Compensation Plan

In November 1999, the Company’s board of directors adopted the 1999 Incentive Compensation Plan (the “1999 Plan”). The 1999 Plan, as amended, authorizes the Compensation Committee of the Board of Directors or the Board of Directors to grant eligible participants of the Company awards in the form of options, stock appreciation rights, restricted stock or other stock based awards. The Company has up to 5.5 million shares of common stock authorized for issuance under the 1999 Plan.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2000, the Company granted 400,000 restricted stock awards under this stock plan to an employee. This award was vested in equal installments on March 20th of each year through 2004, provided the recipient was still employed by the Company. The market value of the underlying stock on the date of grant for this award was $2.3 million, which was recognized as compensation expense over the related vesting periods. The award was accelerated on its terms, and became fully vested and was fully amortized during the year ended September 30, 2002.

In December 2003, the Company granted a restricted stock award of 242,295 shares under the 1999 Plan to certain employees. This award vests in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which will be recognized as compensation expense over the related two year vesting period. During the year ended September 30, 2004, the Company amortized $0.8 million to expense in connection with this award.

The following table summarizes activity under the Company’s stock option and incentive compensation plans:

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2001	6,929,121	$10.06

Options Granted	2,073,069	4.60
Exercised	(434,471)	1.51
Forfeited and Cancelled	(2,033,039)	8.33

Outstanding, September 30, 2002	6,534,680	$9.39

Options Granted	21,000	6.90
Exercised	(392,273)	5.32
Forfeited and Cancelled	(800,566)	12.20

Outstanding, September 30, 2003	5,362,841	$9.28

Options Granted	303,226	1.20
Exercised	(855,599)	5.17
Forfeited and Cancelled	(643,677)	10.02

Outstanding, September 30, 2004	4,166,791	$9.42

Exercisable, September 30, 2002	3,314,864	$11.70

Exercisable, September 30, 2003	3,747,774	$10.93

Exercisable, September 30, 2004	3,469,828	$10.68

The table below summarizes options outstanding and exercisable at September 30, 2004:

Range of Exercise Prices	Outstanding as of September 30, 2004	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of September 30, 2004	Weighted-Average Exercise Price
$ 0.0000-$ 4.6240	886,190	4.6	$2.74	414,499	$3.71
$ 4.6250-$ 6.9000	1,229,920	6.2	$5.68	1,023,050	$5.76
$ 6.9100-$10.3000	26,500	5.5	$8.90	20,600	$8.95
$10.3100-$15.4000	1,591,283	3.6	$13.63	1,578,781	$13.65
$15.4100-$22.1250	432,898	3.9	$18.25	432,898	$18.25

	4,166,791	4.6	$9.42	3,469,828	$10.68

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted during the years ended September 30, 2002, 2003 and 2004 had weighted average fair values per option of $1.91, $3.63 and $0.20, respectively.

Unexercised options expire at various dates from January 27, 2008 through October 1, 2014.

Employee Stock Purchase Plan

In February 2000, the Company’s stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 1.0 million shares. The purpose of the ESPP is to provide an incentive for employees of the Company to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The provisions of the ESPP are construed in a manner to be consistent with the requirements of that section of the Code. During the years ended September 30, 2002, 2003 and 2004, the Company issued 207,642, 55,742 and 248,982 shares pursuant to the ESPP, respectively. For purposes of SFAS No. 123, “Accounting for Stock-Based Compensation,” estimated compensation cost as it relates to the ESPP was computed for the fair value of the employees’ purchase rights using the Black-Scholes option pricing model with the following assumptions for 2002: expected dividend yield of 0.00%, expected stock price volatility of 81.56%, weighted average risk free interest rate of 3.96% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2002 was approximately $1.54. The following assumptions were used for 2003: expected dividend yield of 0.00%, expected stock price volatility of 51.94%, weighted average risk free interest rate of 3.21% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2003 was approximately $0.89. The following assumptions were used for 2004: expected dividend yield of 0.00%, expected stock price volatility of 33.09%, weighted average risk free interest rate of 1.32% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2004 was approximately $1.49.

12. RELATED-PARTY TRANSACTIONS:

The Company has transactions in the normal course of business with certain affiliated companies. The Company has a note receivable from an affiliate, EPV, of $1.8 million as of September 30, 2003 and 2004 and believes this loan is fully collectible. No loan loss amount has been recorded to date for this note receivable from EPV. Amounts due from other related parties at September 30, 2003 and 2004 were $0.1 million. In connection with certain of the acquisitions, subsidiaries of the Company have entered into a number of related party lease arrangements for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the years ended September 30, 2002, 2003 and 2004 were $4.2 million, $4.2 million and $3.5 million, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in note 7.

13. EMPLOYEE BENEFIT PLANS:

In November 1998, the Company established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in Company matching contributions following three years of service.

Certain subsidiaries of the Company do not participate in the 401(k) Plan, but instead provide various defined contribution savings plans for their employees (the “Plans”). The Plans cover substantially all full-time

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after eight years. Certain plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary. The aggregate contributions by the Company to the 401(k) Plan and the Plans were $3.0 million, $3.0 million and $2.2 million for the years ended September 30, 2002, 2003 and 2004, respectively.

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

Some of the Company’s customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

where a customer has had reasonable cause to effect payment under a letter of credit. At September 30, 2004, $1.9 million of the Company’s outstanding letters of credit were to collateralize its customers.

Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2004, $18.9 million of the Company’s outstanding letters of credit were to collateralize its insurance program.

Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of September 30, 2004, the Company’s cost to complete projects covered by surety bonds was approximately $200.0 million and utilized a combination of cash and letters of credit totaling $12.5 million to collateralize the Company’s bonding program.

The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2004, the Company had invested $3.5 million under its commitment to EnerTech.

The asset divestiture program involves the sale of substantially all of the assets and liabilities of certain wholly owned subsidiary business units. As part of the sale, the purchaser assumes all liabilities except those specifically retained by the Company. The transaction does not include sale of the legal entity or Company subsidiary and as such the Company retains certain legal liabilities. In addition to specifically retained liabilities contingent liabilities exist in the event the purchaser is unable or unwilling to perform under its assumed liabilities. Those contingent liabilities may include items such as:

•	Joint responsibility for any liability to the surety bonding company if the purchaser fails to perform the work

•	Liability for contracts for work not finished if the contract has not been assigned and a release obtained from the customer

•	Liability on ongoing contractual arrangements such as real property and equipment leases where no assignment and release has been obtained

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (Unaudited):

Quarterly financial information for the years ended September 30, 2003 and 2004 are summarized as follows (in thousands, except per share data):

	Fiscal Year Ended September 30, 2003
	(restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$348,495	$343,089	$375,303	$380,876
Gross profit	$51,274	$49,059	$53,373	$52,727
Net income	$3,629	$3,212	$5,260	$7,336
Earnings per share:
Basic	$0.09	$0.08	$0.14	$0.19
Diluted	$0.09	$0.08	$0.13	$0.19

	Fiscal Year Ended September 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)
Revenues	$360,206	$339,995	$367,009	$356,890
Gross profit	$50,927	$43,021	$42,795	$37,187
Net income (loss)	$6,289	$2,472	$740	$(134,365)
Earnings per share:
Basic	$0.16	$(0.06)	$(0.02)	$(3.46)
Diluted	$0.16	$(0.06)	$(0.02)	$(3.46)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

Included in net loss for the fourth quarter is a $99.8 million goodwill impairment charge.

15. SUBSEQUENT EVENTS:

Discontinued Operations

Subsequent to September 30, 2004, the Company sold three operating units from its commercial and industrial segment for total proceeds of $11.5 million. These subsidiaries had a combined revenues of $49.7 million, $46.1 million and $57.7 million, and income from operations of $4.3 million, $3.1 million, and $1.1 million for the years ended September 30, 2002, 2003, and 2004, respectively.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Senior Convertible Notes

On November 24, 2004, the Company entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The investors have an option to purchase up to an aggregate of $14 million in additional notes on or before the later to occur of the 90th day after the closing date and the fifth business day after the Company’s next annual meeting of stockholders. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations of the Company, are guaranteed on a senior unsecured basis by the Company’s significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of the Company’s common stock at an initial conversion price of $3.25 per share, subject to adjustment. The total number of shares of common stock deliverable upon conversion of the notes is limited to approximately 9.4 million shares (including approximately 1.9 million treasury shares), absent receipt of stockholder approval of the issuance of additional shares. Subject to certain conditions, to the extent that more shares would otherwise be issuable upon conversions of notes, the Company will be required to settle such conversions in cash by paying the value of the stock into which the notes would otherwise be convertible. The net proceeds from the sale of the notes were used to prepay a portion of the Company’s senior secured Credit Facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Posting of Collateral

Subsequent to September 30, 2004, the Company has posted additional cash collateral with its surety of $10.0 million and issued additional letters of credit to its insurance underwriters of $12.6 million.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill Impairment

The Company decided to begin selling or divesting operations that were underperforming, and were heavily dependant on bonding or were in markets that continue to have weak economic forecasts. These operations accounted for $289.2 million in revenues and a loss of $13.1 million in operating income during the year ended September 30, 2004. The identification of the subsidiaries to sell or close required the Company to determine if a goodwill impairment exists. The Company determined that an impairment did exist and accordingly recorded a $7.3 million write off of goodwill in the first quarter of fiscal 2005. The impairment related to the Company’s operating regions as follows (amounts in millions):

Northeast	$1.6
Gulf Plains	0.5
Central	1.1
West	4.1

Total	$7.3

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s management, including the CEO, concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2004, in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Based upon that evaluation, the Company took the following steps to improve the functioning of its disclosure controls:

•	Changed the reporting relationships of regional controllers, so that they report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer and the disclosure committee regarding accounting matters.

•	Conducted a further investigation of accounting matters at the direction and under the supervision of the Audit Committee.

•	Provided accounting briefings to subsidiary management to clarify and strengthen management’s understanding of the Company’s revenue recognition policies and the reporting by subsidiaries of revenue and write-downs on contracts.

•	Expanded the form of certification used for subsidiary presidents and controllers so that exceptions are identified to the chief accounting officer and the disclosure committee to permit further review and gathering of information and more timely disclosure.

(b) Internal Controls. During the fourth quarter of fiscal 2004, IES conducted an evaluation of the financial results relating to certain projects at one of its subsidiaries. Following the internal investigation, the Company’s Audit Committee engaged special counsel to conduct an investigation of those matters. The special investigation has been concluded, and the Company believes that the issues regarding its financial results were not widespread. The issues at one subsidiary related to (1) a series of large contracts accounted for on a percentage of completion basis in which actual costs projected to be incurred exceeded the original projected costs, but appropriate adjustments were not reflected, (2) general and administrative costs recorded to a particular contract that did not relate to that contract and (3) the recognition of revenue related to the recording of incorrect margin on a particular long-term contract. The issues at another subsidiary related to incorrectly recorded revenues attributable to a large project that were not detected as part of the Company’s normal closing process. The aggregate amount of the issues at these two subsidiaries is approximately $5.7 million.

As a result of the above matters, the independent auditors of IES advised the Company that they would not be able to complete their procedures in accordance with AU 722, “Interim Financial Information,” on the Company’s third quarter results. They advised IES that until the audit of its fiscal year 2004 financial statements was completed, they would be unable to complete their procedures in accordance with AU 722 on third quarter results. The reasons for the delay were the two material weaknesses identified by the independent auditors as described below and concerns that the size of the adjustments taken for the items identified above, coupled with any other adjustments that may have been identified in the course of the audit, could have resulted in a requirement to restate prior periods.

In response to the issues identified above, by letter dated August 12, 2004, Ernst & Young, IES’ independent auditors, issued a letter to IES advising the Company that they had identified two deficiencies in the design of internal controls that are material weaknesses:

•	First, at one subsidiary, certain administrative costs were inappropriately recorded as additional contract costs on a large cost-plus contract, which resulted in the deferral of expenses and overstatement of revenues for the first quarter of fiscal 2002. Additionally, the subsidiary recorded margin on that same contract of up to 8% when the contract only allowed for costs plus a maximum of 6%.

•	Second, the Company recorded an additional $4.3 million in adjustments to contract cost, reversal of revenue and other issues. The auditors concluded that the Company’s lack of timely updating of estimated costs to complete contracts and lack of monitoring revenue recognition policies was a deficiency and material weakness.

To address the issues described above, IES’ management made the policy, training, controls and organizational changes described below:

•	IES is reviewing its internal controls by to improve the functioning of internal controls and address the potential deficiencies and weaknesses.

•	The number of reporting regions was reduced, and a new “rapid response” team was created to step in and assist subsidiaries experiencing difficulties to accelerate corrective measures.

•	Implementation of new and significantly expanded training programs for employees responsible for financial reporting.

•	The form of certification used for subsidiary presidents and controllers was revised and expanded.

•	Reporting relationships were changed so that regional controllers report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer.

•	A centralized accounting system has been implemented at 90 percent of the Company’s subsidiaries as of December 2004. This accounting system permits remote access and increased oversight of the accounting records at each subsidiary location. The increased automation of the revenue reporting process has strengthened the Company’s internal controls.

•	IES is in the process of implementing policies to require additional support in narrative or other form to document probable collection of larger aged accounts receivable. Under the revised policy, evidence required to recognize revenue will be a written or oral change order or notice to proceed.

•	IES is in the process of clarifying and improving its accounting policies, including its policies regarding revenue recognition, ethics compliance and contract documentation, and providing the policies in language and format that are more readily usable.

IES believes these changes allow it to better enforce controls and detect potential issues more quickly in the future.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the sections entitled “Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than January 28, 2005. Information regarding executive officers of the Company is presented in Part I of this Form 10-K under the caption “Executive Officers.”

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the Annual Meeting of Stockholders of the Company under the section entitled “Designation of the Audit Committee Financial Expert”.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation or the Performance Graph, which are contained in the Proxy Statement, but expressly not incorporated herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table provides information as of September 30, 2004 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see note 11 to our financial statements in Item 8.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,152,681	(1)	$14.10	3,279,077	(2)
Equity compensation plans not approved by security holders	2,045,784	(3)	$4.98	1,350,897	(4)

Total	4,198,465		$9.66	4,629,974

(1)	Represents 2,053,681 shares and 99,000 shares issuable upon exercise of outstanding options granted under the 1997 Stock Plan and the Directors’ Stock Plan, respectively. Each of these plans has been approved by our shareholders.

(2)	Represents 3,141,577 shares and 137,500 shares remaining available for issuance under the 1997 Stock Plan and the Directors’ Stock Plan, respectively.

(3)	Represents shares issuable upon exercise of outstanding options granted under the 1999 Incentive Compensation Plan. This plan provides for the granting or awarding of stock options, stock appreciation rights, restricted stock and other stock based awards to employees (including officers) and consultants of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. The options generally become exercisable over a three year period after grant and expire seven years after the date of grant or expire earlier in the event of termination of employment.

(4)	Represents shares remaining available for issuance under the 1999 Incentive Compensation Plan.

Certain information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Audit Fees” in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this report.

(b) Exhibits.

3.1	Amended and Restated Certificate of Incorporation as amended. (Incorporated by reference to 3.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

3.2	Bylaws, as amended (Incorporated by reference to 3.2 to the Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

4.2	Indenture, dated January 28, 1999, by and among Integrated Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to $150,000,000 9 3/8% Senior Subordinated Notes due 2009. (Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-50031) of the Company)

4.3	Form of Integrated Electrical Services, Inc. 9 3/8% Senior Subordinated Note due 2009 (Series A) and (Series B). (Included in Exhibit A to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-50031) of the Company)

4.4	Indenture, dated May 29, 2001, by and among Integrated Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to $125,000,000 9 3/8% Senior Subordinated Notes due 2009. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.5	Form of Integrated Electrical Services, Inc. 9 3/8% Senior Subordinated Note due 2009 (Series C) and (Series D). (Included in Exhibit A to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.6	Indenture, dated November 24, 2004, among the Company, the subsidiaries of the Company named therein, each a Guarantor, and The Bank Of New York, a New York Banking Corporation, as Trustee, for the benefit of the holders of the Company’s Series A 6.5% Senior Convertible Notes Due 2014 and Series B 6.5% Senior Convertible Notes Due 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2004)

4.7	Registration Rights Agreement, dated November 24, 2004, by and among the Company, the parties set forth on Schedule I thereto, each a Purchaser, and the subsidiaries of the Company set forth on Schedule II thereto, each a Guarantor, for the benefit of the holders of the Company’s Series A 6.5% Senior Convertible Notes Due 2014 and Series B 6.5% Senior Convertible Notes Due 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 24, 2004)

*10.1	Form of Amended and Restated Employment Agreement between the Company and H. Roddy Allen entered into effect as of January 30, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10.2	Form of Amended and Restated Employment Agreement between the Company and Richard L. China entered into effective as of August 12, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10.3	Form of Resignation Contract Amendment between the Company and Richard L. China dated September 28, 2004(1)

*10.4	Form of Mutual Settlement Agreement and Release between the Company and Richard L. China dated November 9, 2004(1)

*10.5	Form of Amended and Restated Employment Agreement between the Company and Daniel Petro effective as of January 26, 2003(1)

*10.6	Form of Amended and Restated Employment Agreement between the Company and Miles Dickinson effective May 13, 2004(1)

*10.7	Form of Amendment to Amended and Restated Employment Agreement between the Company and Miles Dickinson effective December 6, 2004(1)

*10.8	Form of Amended and Restated Employment Agreement between the Company and Robert Stalvey effective January 27, 2003(1)

10.9	Form of Officer and Director Indemnification Agreement. (Incorporated by reference to exhibit 10.2 to the Company’s Annual report on Form 10-K for the year ended September 30, 2002)

10.10	Integrated Electrical Services, Inc. 1997 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.11	Integrated Electrical Services, Inc. 1997 Directors’ Stock Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.12	Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Directors Stock Plan(1)

10.13	Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Stock Plan(1)

10.14	Integrated Electrical Services, Inc. 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.15	Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1999 Incentive Compensation Plan(1)

10.16	Form of Restricted Stock Agreement granted pursuant to the 1999 Incentive Compensation Plan(1)

10.17	Credit Facility dated February 27, 2004, among the Company, as borrower, the Financial institutions named therein, as banks, U.S. Bank National Association as syndication agent, Bank of Scotland as managing agent, La Salle Bank National Association as documentation agent and Bank One, NA as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.18	Agreement and Amendment to Credit Agreement dated as of June 30, 2004, among the financial institutions named therein, the Company, as borrower, and Bank One, NA, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2004)

10.19	Agreement and Second Amendment to Credit Agreement dated as of August 16, 2004 among the financial institutions named therein, the Company, as borrower, and Bank One, NA, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 1, 2004)

10.20	Agreement and Third Amendment to Credit Agreement dated as of November 18, 2004 among the financial Institutions named therein, the Company, as borrower, and Bank One, NA, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

10.21	Purchase Agreement, dated November 22, 2004, among the Company and the Purchasers named therein and Guarantors named therein (including form of Indenture and form of Registration Rights Agreement) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

10.22	Agreement and Fourth Amendment to Credit Agreement dated as of December 10, 2004 among the financial institutions named therein, the Company, as borrower, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as administrative agent.(1)

12	Ratio of Earnings to Fixed Charges(1)

16.1	Letter of Arthur Andersen LLP regarding a change in certifying accountant. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 011-13783) filed June 10, 2002)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP(1)

24	Powers of Attorney(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Herbert R. Allen, Chief Executive Officer and Interim Chief Financial Officer(1)

32.1	Section 1350 Certification(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.
(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2004.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ HERBERT R. ALLEN
Herbert R. Allen Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 2004.

	Signature	Title
	/s/ HERBERT R. ALLEN Herbert R. Allen	Chief Executive Officer, Interim Chief Financial Officer and Director

	/s/ RONALD P. BADIE* Ronald P. Badie	Director

	/s/ DONALD PAUL HODEL* Donald Paul Hodel	Director

	/s/ ALAN R. SIELBECK* Alan R. Sielbeck	Director

	/s/ C. BYRON SNYDER* C. Byron Snyder	Chairman of the Board of Directors

	/s/ DONALD C. TRAUSCHT* Donald C. Trauscht	Director

	/s/ JAMES D. WOODS* James D. Woods	Director

	/s/ DAVID A. MILLER* David A. Miller	Chief Accounting Officer

*By:	/s/ HERBERT R. ALLEN
Herbert R. Allen as attorney in fact for each of the persons indicated.