Form 10-Q/A
period 2004-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2004-12-16
CIK 1048268

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicated by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☒    No  ☐

The number of shares outstanding as of December 10, 2004 of the issuer’s common stock was 36,390,398 and of the issuer’s restricted voting common stock was 2,605,709.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Explanatory Note:

This Form 10-Q/A is being filed to correct typographical errors that occurred within the statement of cash flows for the nine months ended June 30, 2004 in the initial filing on December 14, 2004. Additionally, the Company corrected the shares of common stock outstanding at December 10, 2004 on the cover of this Form 10-Q/A. All other condensed consolidated financial statements and disclosures are unchanged.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended June 30,
	2003	2004
	(restated)
	(Unaudited)
Revenues	$375,303	$367,009
Cost of services	321,930	324,213

Gross profit	53,373	42,796

Selling, general and administrative expenses	38,193	38,512

Income from operations	15,180	4,284

Other (income)/expense:
Interest expense	6,397	4,951
(Gain)/loss on sale of assets	234	(150)
Other income, net	(14)	188

	6,617	4,989

Income before income taxes	8,563	(705)

Provision for income taxes	3,303	(1,445)

Net income	$5,260	$740

Basic earnings per share	$0.14	$0.02

Diluted earnings per share	$0.13	$0.02

Shares used in the computation of earnings per share (Note 5):
Basic	38,789,237	38,769,241

Diluted	39,161,593	39,432,344

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended June 30,
	2003	2004
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)
Net income	$12,101	9,502
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	1,046	2,152
Deferred income taxes	(281)	(6,490)
Depreciation and amortization	10,931	10,026
Loss (gain) on sale of property and equipment	204	(3)
Non-cash compensation expense	—	568
Gain on divestiture	(26)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
Accounts receivable	156	(1,560)
Inventories	3,216	(5,858)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,103	(3,947)
Prepaid expenses and other current assets	12,267	(2,937)
Other noncurrent assets	2,255	1,274
Accounts payable and accrued expenses	4,688	4,528
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,240)	(296)
Other current liabilities	185	—
Other noncurrent liabilities	(4,706)	2,461

Net cash provided by operating activities	35,899	9,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,787	684
Purchases of property and equipment	(7,304)	(4,729)
Purchases of business, net of cash acquired	(2,723)	—
Sale of business	1,084	—
Investments in securities	(500)	(400)

Net cash used in investing activities	(7,656)	(4,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	37	50,040
Repayments of debt	(16,176)	(82,386)
Purchase of treasury stock	(6,795)	(4,340)
Proceeds from exercise of stock options	2,112	5,354
Proceeds from issuance of stock	—	39
Proceeds from issuance of stock under employee stock purchase plan	821	652
Payments for debt issuance costs	(679)	(1,245)

Net cash used in financing activities	(20,680)	(31,886)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,563	(26,911)
CASH AND CASH EQUIVALENTS, beginning of period	32,779	40,201

CASH AND CASH EQUIVALENTS, end of period	$40,342	13,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$12,321	14,207
Income taxes	$599	666

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

(UNAUDITED)

The unaudited pro forma data presented below reflect the results of operations of IES and the acquisition of Riviera Electric LLC assuming the transaction was completed on October 1, 2002 (in thousands):

Nine Months Ended June 30, 2003
Revenues	$1,101,552
Net income	$12,985

Basic earnings per share	$0.33
Diluted earnings per share	$0.33

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

5. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the nine months ended June 30, 2003 and 2004 (in thousands, except share data):

	Nine Months Ended June 30,
	2003	2004
	(restated)
Numerator:
Net income	$12,101	$9,502

Denominator:
Weighted average shares outstanding—basic	39,188,518	38,529,576
Effect of dilutive stock options	108,928	642,410

Weighted average shares outstanding—diluted	39,297,446	39,171,986

Earnings per share:
Basic	$0.31	$0.25
Diluted	$0.31	$0.24

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 2003 and 2004 (in thousands, except share information):

	Three Months Ended June 30,
	2003	2004
	(restated)
Numerator:
Net income	$5,260	$740

Denominator:
Weighted average shares outstanding—basic	38,789,237	38,769,241
Effect of dilutive stock options	372,356	663,103

Weighted average shares outstanding—diluted	39,161,593	39,432,344

Earnings per share:
Basic	$0.14	$0.02
Diluted	$0.13	$0.02

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

INTEGRATED ELECTRICAL SERVICES, INC.

Date: December 16, 2004	By:	/s/ HERBERT R. ALLEN
Herbert R. Allen Chief Executive Officer and Interim Chief Financial Officer