Form 10-Q
period 2004-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-02-14
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares outstanding as of January 31, 2005 of the issuer’s common stock was 36,465,865 and of the issuer’s restricted voting common stock was 2,605,709.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s expectations and involve risks and uncertainties that could cause the Company’s actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties relating to estimating future operating results or our ability to generate sales, income, or cash flow, potential difficulty in addressing material weaknesses in the Company’s accounting systems that have been identified to the Company by its independent auditors, potential limitations on our ability to access the credit line under our credit facility, litigation risks and uncertainties, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into and executing contracts, difficulty in managing the operation of existing entities, the high level of competition in the construction industry, changes in interest rates, the general level of the economy, increases in the level of competition from other major electrical contractors, increases in costs of labor, steel, copper and gasoline, limitations on the availability and the increased costs of surety bonds required for certain projects, inability to reach agreements with our surety or co-surety bonding company to provide sufficient bonding capacity, risk associated with failure to provide surety bonds on jobs where we have commenced work or are otherwise contractually obligated to provide surety bonds, loss of key personnel, business disruption and costs associated with the Securities and Exchange Commission investigation and class action litigation, inability to reach agreement for planned sales of assets, business disruption and transaction costs attributable to the sale of business units, costs associated with the closing of business units, unexpected liabilities associated with warranties or other liabilities attributable to the retention of the legal structure of business units where we have sold substantially all of the assets of the business unit, inability to fulfill the terms of the required paydown under the credit facility, difficulty in integrating new types of work into existing subsidiaries, errors in estimating revenues and percentage of completion on contracts, and weather and seasonality. You should understand that the foregoing important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (“SEC”), including those under the heading “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended September 30, 2004, could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30, 2004	December 31, 2004
	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,232	31,672
Accounts receivable:
Trade, net of allowance of $4,160 and $4,172, respectively	219,697	209,184
Retainage	68,037	65,430
Related party	33	43
Costs and estimated earnings in excess of billings on uncompleted contracts	37,490	37,102
Inventories	16,919	18,130
Prepaid expenses and other current assets	11,802	21,642
Assets held for sale associated with discontinued operations	53,178	29,127

Total current assets	429,388	412,330

PROPERTY AND EQUIPMENT, net	42,776	41,110
GOODWILL, net	90,186	90,331
OTHER NON-CURRENT ASSETS	18,583	19,418

Total assets	$580,933	563,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$43,007	26,353
Accounts payable and accrued expenses	134,393	119,034
Billings in excess of costs and estimated earnings on uncompleted contracts	35,197	43,224
Liabilities related to assets held for sale associated with discontinued operations	17,484	11,882

Total current liabilities	230,081	200,493

LONG-TERM DEBT, net of current maturities	15,066	6,035
SENIOR CONVERTIBLE NOTES, net	—	38,676
SENIOR SUBORDINATED NOTES, net	173,208	173,190
OTHER NON-CURRENT LIABILITIES	19,410	18,752

Total liabilities	437,765	437,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 38,439,984 shares issued	385	385
Restricted voting common stock, $.01 par value, 2,655,709 shares authorized, 2,605,709 shares issued, and outstanding	26	26
Treasury stock, at cost, 2,172,313 and 1,994,120 shares, respectively	(13,790)	(12,659)
Unearned restricted stock	(1,113)	(854)
Additional paid-in capital	429,376	428,469
Retained deficit	(271,716)	(289,324)

Total stockholders’ equity	143,168	126,043

Total liabilities and stockholders’ equity	$580,933	563,189

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended December 31,
	2003	2004
	(restated)
	(Unaudited)
Revenues	$331,559	303,238
Cost of services	284,885	268,822

Gross profit	46,674	34,416

Selling, general and administrative expenses	32,683	36,035

Income/(loss) from operations	13,991	(1,619)

Other (income)/expense:
Interest expense	6,459	8,844
(Gain)/loss on sale of assets	7	(36)
Other income, net	119	257

	6,585	9,065

Income/(loss) from continuing operations before income taxes	7,406	(10,684)

Provision/(benefit) for income taxes	1,538	299

Net income/(loss) from continuing operations	5,868	(10,983)

Discontinued operations (Note 2)

Income/(loss) from discontinued operations (including gain on disposal of $0 and $86)	658	(6,620)
Provision for income taxes	237	5

Net income/(loss) from discontinued operations	421	(6,625)

Net income (loss)	$6,289	(17,608)

Basic earnings/(loss) per share from continuing operations	$0.15	(0.28)

Basic earnings/(loss) per share from discontinued operations	$0.01	(0.17)

Basic earnings/(loss) per share	$0.16	(0.46)

Diluted earnings/(loss) per share from continuing operations	$0.15	(0.28)

Diluted earnings/(loss) per share from discontinued operations	$0.01	(0.17)

Diluted earnings/(loss) per share	$0.16	(0.46)

Shares used in the computation of earnings/(loss) per share (Note 4):
Basic	38,273,416	38,665,537

Diluted	38,835,737	38,665,537

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Common Stock		Restricted Voting Common Stock		Treasury Stock		Unearned Restricted Stock	Additional Paid-In Capital	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2004	38,439,984	$385	2,605,709	$26	(2,172,313)	$(13,790)	$(1,113)	$429,376	$(271,716)	$143,168
Issuance of stock (unaudited)	—	—	—	—	8,252	52	—	(12)	—	40
Vesting of restricted stock (unaudited)	—	—	—	—	113,275	719	—	(719)	—	—
Exercise of stock options (unaudited)	—	—	—	—	56,666	360	—	(127)	—	233
Non-cash compensation (unaudited)	—	—	—	—	—	—	259	(49)	—	210
Net loss (unaudited)	—	—	—	—	—	—	—	—	(17,608)	(17,608)

BALANCE, December 31, 2004 (unaudited)	38,439,984	$385	2,605,709	$26	(1,994,120)	$(12,659)	$(854)	$428,469	$(289,324)	$126,043

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended December 31,
	2003	2004
	(restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$6,289	(17,608)
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from discontinued operations	(421)	6,625
Bad debt expense	(513)	734
Depreciation and amortization	3,168	3,634
Loss on sale of property and equipment	7	(36)
Non-cash compensation expense	83	210
Equity in losses of investment	216	264
Impairment to goodwill	—	91
Non-cash interest charge for embedded conversion option	—	2,676
Deferred income tax expense/(benefit)	(1,391)	183
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	10,513	12,669
Inventories	(1,804)	(1,211)
Costs and estimated earnings in excess of billings on uncompleted contracts	696	388
Prepaid expenses and other current assets	341	(9,840)
Other noncurrent assets	673	242
Accounts payable and accrued expenses	(6,685)	(16,131)
Billings in excess of costs and estimated earnings on uncompleted contracts	(38)	8,027
Other current liabilities	1	45
Other noncurrent liabilities	34	(660)

Net cash provided by (used in) continuing operations	11,169	(9,698)
Net cash provided by (used in) discontinued operations	(4,742)	656

Net cash provided by (used in) operating activities	6,427	(9,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	213	56
Investments in securities	(396)	—
Purchases of property and equipment	(1,326)	(1,181)
Net investing activities from discontinued operations	(413)	11,715

Net cash provided by (used in) investing activities	(1,922)	10,590

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	40	10,000
Borrowings on Senior Convertible Notes	—	36,000
Repayments of debt	(139)	(35,701)
Issuance of common stock	20	40
Payments for debt issuance costs	—	(2,680)
Purchase of treasury stock	(3,350)	—
Proceeds from exercise of stock options	2,876	233

Net cash provided by (used in) financing activities	(553)	7,892

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,952	9,440
CASH AND CASH EQUIVALENTS, beginning of period	40,201	22,232

CASH AND CASH EQUIVALENTS, end of period	$44,153	31,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$210	1,119
Income taxes	$374	277

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED)

1. OVERVIEW

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

The accompanying unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended September 30, 2004, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

RESTATEMENT OF FINANCIAL STATEMENTS

Effective for the fiscal year ended September 30, 2004, the Company restated its reported results for the six months ended March 31, 2004 and the years ended September 30, 2002 and 2003 pursuant to having determined that the timing of the recognition of revenue and costs on certain of its long-term construction contracts accounted for under the percentage-of-completion method of accounting and that the accounting for one of its investments warranted such restatement. For a complete description of the restatement, refer to Note 3 of the Company’s 2004 Annual Report on Form 10-K. As a result of the restatement, the following reported results as of and for the three months ended December 31, 2003 have been restated to reflect the revisions indicated:

	Three Months Ended December 31, 2003 (Unaudited)
	As Reported	Contract Adjustments	Investment Adjustments	As Restated
Statement of Operations Data:
Revenues	$331,196	$363	$—	$331,559
Cost of services	284,838	47	—	284,885

Gross profit	46,358	316	—	46,674
Selling, general and administrative expenses	32,683	—	—	32,683

Income from operations	13,675	316	—	13,991
Interest and other expense, net	6,369	—	216	6,585

Income/(loss) before income taxes	7,306	316	(216)	7,406
Provision/(benefit) for income taxes	1,499	126	(87)	1,538

Net income/(loss) from continuing operations	$5,807	$190	$(129)	$5,868

Net income from discontinued operations	421	—	—	421

Net income/(loss)	$6,228	$190	$(129)	$6,289

Basic earnings per share from continuing operations	$0.15	$0.00	$0.00	$0.15

Basic earnings per share from discontinued operations	$0.01	$0.00	$0.00	$0.01

Basic earnings per share	$0.16	$0.00	$0.00	$0.16

Diluted earnings per share from continuing operations	$0.15	$0.00	$0.00	$0.15

Diluted earnings per share from discontinued operations	$0.01	$0.00	$0.00	$0.01

Diluted earnings per share	$0.16	$0.00	$0.00	$0.16

	December 31, 2003
Consolidated Balance Sheet (Unaudited)	As Reported	Contract Adjustments	Investment Adjustments	As Restated
Assets:
Cash and cash equivalents	$44,153	$—	$—	$44,153
Accounts receivable, net	278,269	—	—	278,269
Cost and estimated earnings in excess of Billings on uncompleted contracts	45,217	(1,257)	—	43,960
Inventories	17,357	—	—	17,357
Prepaid expenses and other current assets	14,461	—	—	14,461
Assets held for sale associated with discontinued operations	69,527	—	—	69,527
Property and equipment, net	48,286	—	—	48,286
Goodwill, net	169,111	—	—	169,111
Other noncurrent assets	27,394	50	(1,717)	25,727

Total assets	$713,775	$(1,207)	$(1,717)	$710,851

Liabilities:
Current maturities of long-term debt	$186	$—	$—	$186
Accounts payable and accrued expenses	115,685	47	—	115,732
Billings in excess of cost and estimated earnings on uncompleted contracts	39,785	139	—	39,924
Liabilities related to assets held for sale associated with discontinued operations	13,502	—	—	13,502
Long-term debt, net of current maturities	169	—	—	169
Senior subordinated notes, net	247,924	—	—	247,924
Other noncurrent liabilities	23,110	(521)	—	22,589

Total liabilities	$440,361	$(335)	$—	$440,026
Stockholders’ equity	273,414	(872)	(1,717)	270,825

Total liabilities and stockholders’ equity	$713,775	$(1,207)	$(1,717)	$710,851

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including restricted stock grants and grants of employee stock options, to be recognized in income and measured at fair value. Additionally, employee stock purchase programs have increased restrictions to be considered noncompensatory; therefore, most of these plans, formerly accounted for as noncompensatory stock purchase plans, will be required to be measured and recorded at fair value. Fair value is calculated utilizing a stock-option pricing model, where necessary, including specific input assumptions delineated in the standard. SFAS 123R utilizes a “modified grant-date approach” where, regardless of vesting conditions based on service and performance, measurement of the fair value of awards is calculated on the grant date and amortized into income over the requisite service period for all awards that vest. Where vesting of awards does not occur, no compensation cost will be recognized. SFAS 123R also significantly changes the treatment of taxes related to share based payments from that required under SFAS 123 or Accounting Principles Board Opinion No. 25, Account for Stock Issued to Employees, (“APB 25”). Through December 31, 2004, the Company has accounted for share-based payments pursuant to APB 25 and provided the requisite pro forma disclosures delineated in SFAS 123 in the notes to the consolidated financial statements. Pursuant to APB 25, the Company has only recognized compensation expense for certain restricted stock grants made in the fiscal years 2002 and 2004; however, no compensation expense has been required to be recognized for any stock option grants nor for the employee stock purchase plan. The Company is required to adopt SFAS 123R effective July 1, 2005 and has two transition options under the new standard; however, the recognition of compensation cost is the same under both options. The Company believes the adoption of SFAS 123R will have a material effect on the consolidated financial results of the Company during the period of adoption, however, the full effect the adoption of SFAS 123R has not been determined as of December 31, 2004.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25 and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25 (See Note 6) During the three months ended December 31, 2004, the Company recorded compensation expense of $0.2 million in connection with a restricted stock award (See Note 6). Additionally, the Company recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 7).

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for the three months ended December 31, 2003 and 2004 (in thousands, except for per share data):

	Three months ended December 31,
	2003	2004
Net income/(loss), as reported	$6,289	$(17,608)
Add: Stock-based employee compensation expense included in reported net income/(loss), net of related tax effects	50	216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	371	178

Pro forma net income/(loss) for SFAS No. 123	$5,968	$(17,570)

Earnings/(loss) per share:
Basic—as reported	$0.16	$(0.46)
Basic—pro forma for SFAS No. 123	$0.16	$(0.45)

Earnings/(loss) per share:
Diluted—as reported	$0.16	$(0.46)
Diluted—pro forma for SFAS No. 123	$0.15	$(0.45)

2. BUSINESS DIVESTITURES

Discontinued Operations

During October 2004, the Company announced plans to begin a strategic realignment including the planned divestiture of certain underperforming subsidiaries within the Company’s commercial segment, and those that rely heavily on surety bonding for obtaining a significant portion of their projects. During November 2004, the Company’s management committed to a plan to complete the divestiture of these companies by the end of fiscal 2005. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. Management expects to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. Management does not foresee any significant changes in the plan, nor anticipates events requiring withdrawal from the plan. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented; therefore, other subsidiaries included in the Company’s divestiture plan will be included in future periods as they qualify for discontinued operations treatment. Depreciation expense associated with discontinued operations for the three months ended December 31, 2003 and 2004 was $0.3 and $0.1, respectively.

During the fiscal first quarter ended December 31, 2004, the Company completed the sale of all the net assets of three of its operating subsidiaries for $11.8 million in cash. These operating subsidiaries were located in the South and West regions and primarily provided electrical contracting services for the commercial segment. The sale generated an after-tax gain of $0.4 million and has been recognized in the fiscal first quarter 2005 as discontinued operations in the consolidated income statement and the prior year’s fiscal first quarter 2004 results of operations have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Three Months Ended December 31,
	2003	2004
Revenues	$28,647	$20,296

Gross profit	$4,253	$2,780

Pretax income/(loss)	$658	$(6,625)

	Balance as of
	September 30, 2004	December 31, 2004
Accounts receivable, net	$31,544	$18,036
Inventory	5,738	5,029
Costs and estimated earnings in excess of billings on uncompleted contracts	4,326	1,721
Other current assets	1,505	1,586
Property and equipment, net	2,085	1,201
Goodwill, net	7,900	1,554
Other noncurrent assets	80	—

Total assets	$53,178	$29,127

Accounts payable and accrued liabilities	$15,092	$10,309
Billings in excess of costs and estimated earnings on uncompleted contracts	2,392	1,573

Total liabilities	17,484	11,882

Net assets	$35,694	$17,245

Goodwill Impairment Associated with Discontinued Operations

        During the fiscal first quarter ended December 31, 2004, the Company recorded a goodwill impairment charge of $6.2 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2004, the Company had only sold a portion of the subsidiaries included in its divestiture plan; therefore, the Company utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. The Company does not expect any significant differences between those estimates and the actual proceeds to be received upon the sale of the subsidiaries, nor expects any significant effect on the goodwill impairment charge taken.

Impairment Associated with Discontinued Operations

During the fiscal first quarter ended December 31, 2004, the Company recorded an impairment charge of $0.7 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 5).

3. DEBT

Credit Facility

On February 27, 2004, the Company amended and restated the $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. The Company used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of the Company’s long term bonds. Since February 27, 2004, and through December 10, 2004, the Company amended the credit facility four times. The amendments reduced the facility commitment, provided for covenants or waivers that permitted the Company to file the Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted the Company to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit the Company to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on January 13, 2006. The Company has the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. The term loan of the credit facility is due by September 30, 2005. At December 31, 2004, the term loan had outstanding borrowings of $26.9 million. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the bank’s prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitments as of the beginning of each quarter beginning January 1, 2005. The Company’s direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the Company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA, as defined in the credit agreement, requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio.

As of December 31, 2004, the Company was in compliance with all financial covenants as they pertain to the Credit Facility, as amended.

As of December 31, 2004, the Company had $26.9 million outstanding under the term loan portion of its Credit Facility, and $6.0 outstanding under the revolving credit line portion of its Credit Facility, letters of credit outstanding under its Credit Facility of $37.0 million, and available borrowing capacity under its Credit Facility of $38.7 million. As a result of the change in the Company’s total capacity under the Credit Facility, as amended, pursuant to Emerging Issues Task Force Issue 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company recorded additional interest expense of $0.3 million related to the write off of deferred financing costs incurred prior to effecting the fourth amendment to the Credit Facility discussed above. This amount is included in interest expense related to the results of operations for the three months ended December 31, 2004.

Senior Subordinated Notes

The Company has outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2004, the Company redeemed $75.0 million principal amount of its senior subordinated notes, paying a call premium of 4.7%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense. At December 31, 2004, the

Company had $172.9 million in outstanding senior subordinated notes. The Company failed to timely file its June 30, 2004 Form 10-Q resulting in defaults under the indenture relating to the Company’s subordinated debt and senior secured credit facility. The Company has since cured all defaults under both its subordinated debt and its senior secured credit facility.

Senior Convertible Notes

On November 24, 2004, the Company entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The investors have an option to purchase up to an aggregate of $14 million in additional notes on or before the later to occur of the 90th day after the closing date and the fifth business day after the Company’s next annual meeting of stockholders. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations of the Company, are guaranteed on a senior unsecured basis by the Company’s significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of the Company’s common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, the Company has the option to redeem the Senior Convertible Notes, subject to certain conditions. The total number of shares of common stock deliverable upon conversion of the notes is limited to approximately 9.4 million shares (including approximately 1.9 million treasury shares), absent receipt of stockholder approval of the issuance of additional shares. Subject to certain conditions, to the extent that more shares would otherwise be issuable upon conversions of notes, the Company will be required to settle such conversions in cash by paying the value of the stock into which the notes would otherwise be convertible. The net proceeds from the sale of the notes were used to prepay a portion of the Company’s senior secured Credit Facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include the portion of the notes that currently settle in cash, the potential liquidated damages in the form of an increased coupon if stockholder approval on the issuance of additional shares is not obtained a make-whole premium which may be payable in cash in the event that stockholder approval on the issuance of additional shares is not obtained and a fundamental change occurs and the value of the redemption premium that may be due in the event the Company redeems the notes prior to the stated maturity. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective as of December 31, 2004: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate of 3.32% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of the embedded derivatives were $1.4 million. As of December 31, 2004, a mark to market loss of $2.7 million was recorded to reflect the increase in the fair value of the derivatives to $4.0 million. The Company also recorded accretion into interest expense related to the original value of this derivative and as additional debt.

Debt consists of the following (in thousands):

	September 30, 2004	December 31, 2004
Secured Credit Facility and term loan with a group of lending institutions, due February 27, 2008, with a weighted average interest rate of 7.25%	$57,929	$32,289
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5% with an effective interest rate of 6.5%	—	36,000
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 9.50%	62,885	62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective
interest rate of 10.00%	110,000	110,000
Other	144	99

Total debt	230,958	241,273
Less—short-term debt and current maturities of long-term debt	(42,995)	(26,353)
Less—unamortized discount on Senior Subordinated Notes	(2,307)	(2,175)
Add—fair value of embedded derivatives	—	2,676
Add—fair value of terminated interest rate hedge	2,630	2,480

Total long-term debt	$188,286	$217,901

4. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 2003 and 2004 (in thousands, except share data):

	Three Months Ended December 31,
	2003	2004
	(restated)
Numerator:
Net income/(loss)	$6,289	$(17,608)

Denominator:
Weighted average shares outstanding—basic	38,273,416	38,665,537
Effect of dilutive stock options	562,321	—

Weighted average shares outstanding—diluted	38,835,737	38,665,537

Earnings/(loss) per share:
Basic	$0.16	$(0.46)
Diluted	$0.16	$(0.46)

For the three months ended December 31, 2003 and 2004, stock options of 2.3 million and 3.2 million representing common stock shares, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock. Additionally, 3.9 million common shares related to the senior convertible notes were excluded from the computation of diluted earnings per share due to the anti-dilutive effect of adding the related interest charges for the period back to net income for the quarter ended December 31, 2004.

5. OPERATING SEGMENTS

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

Segment information for the three months ended December 31, 2003 and 2004 is as follows (in thousands):

	Three Months Ended December 31, 2003
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$268,597	$62,962	$—	$331,559
Cost of services	235,888	48,997	—	284,885

Gross profit	32,709	13,965	—	46,674

Selling, general and administrative	20,956	6,499	5,228	32,683

Income (loss) from operations	$11,753	$7,466	$(5,228)	$13,991

Other data:
Depreciation and amortization expense	$2,445	$176	$547	$3,168
Capital expenditures	771	245	626	1,642
Total assets	497,046	109,254	104,551	710,851

	Three Months Ended December 31, 2004
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$232,834	$70,404	$—	$303,238
Cost of services	211,936	56,886	—	268,822

Gross profit	20,898	13,518	—	34,416
Selling, general and administrative	24,971	3,459	7,605	36,035

Income (loss) from operations	$(4,073)	$10,059	$(7,605)	$(1,619)

Other data:
Depreciation and amortization expense	$1,957	$191	$1,486	$3,634
Capital expenditures	701	58	379	1,138
Total assets	377,676	105,329	80,184	563,189

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

In December 2003, the Company granted a restricted stock award of 242,295 shares under its 1999 Plan to certain employees. This award vests in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which is recognized as compensation expense over the related two year vesting period. During the three months ended December 31, 2003 and 2004, the Company amortized $0.1 million and $0.3 million, respectively, to expense in connection with this award. On December 1, 2004, 113,275 restricted shares vested under this award and were issued out of treasury stock. During the period December 1, 2003 through November 30, 2004, 15,746 shares of those originally awarded were forfeited.

7. EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended. In the three months ended December 31, 2003 and 2004, no shares were issued under the ESPP, respectively.

8. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty and it is possible that the results of legal proceedings individually or cumulatively may materially adversely affect us, in the opinion of the Company, all such proceedings are either adequately covered by insurance or financial reserves or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.

On August 20, 2004, August 23, 2004, September 10, 2004, September 15, 2004, and October 4, 2004, Corinne Orem, Elaine English, Park Partners, L.P., Jack Zimny, and James Elmore, respectively, each filed a putative class action complaint against IES, and certain of our officers and directors, in the United States District Court for the Southern District of Texas, alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of IES stock between November 10, 2003 and August 13, 2004. The complaints seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On November 19, 2004, these cases were consolidated. A motion to appoint a lead plaintiff is pending before the Court, and once an appointment is made, the plaintiff will have sixty days to file a consolidated amended complaint. Defendants will have sixty days from the filing of this consolidated amended complaint to respond.

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

Some of the Company’s customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At December 31, 2004, $1.3 million of the Company’s outstanding letters of credit were to collateralize its customers.

Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2004, $30.7 million of the Company’s outstanding letters of credit were to collateralize its insurance program.

Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of December 31, 2004, the Company’s cost to complete projects covered by surety bonds was approximately $176.9 million and utilized a combination of $17.7 million in cash and letters of credit totaling $22.7 million to collateralize its bonding program.

In April 2000, the Company committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2004, the Company had invested $3.5 million under the Company’s commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2004 and December 31, 2004 was $3.0 million and $3.0 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, the Company does not record unrealized losses for the EnerTech investment that it believes are temporary in nature. As of December 31, 2004, the unrealized losses related to the Company’s share of the EnerTech fund amounted to approximately $0.8 million, which it believes are temporary in nature. If facts arise that lead the Company to determine that such unrealized losses are not temporary, the Company will write down the investment in EnerTech through a charge to other expense during the period of such determination.

9. SUBSEQUENT EVENTS

Discontinued Operations

Subsequent to December 31, 2004, the Company sold substantially all the net assets of three commercial business units for total proceeds of $7.8 million. These business units were included in the Company’s aforementioned plan (see Note 2) to divest certain identified subsidiaries. These business units had combined revenues of $10.1 million and $10.8 million and operating losses of $0.6 million and $4.4 million for the three months ended December 31, 2003 and 2004, respectively. The results of operations from these three business units are included in the results from discontinued operations in the statement of operations for the three months ended December 31, 2003 and 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1.

This quarterly report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our expectations and involve risks and uncertainties that could cause our actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties related to estimating future results, fluctuations in operating results because of downturns in levels of construction, incorrect estimates used in entering into fixed price contracts, difficulty in managing the operation and growth of existing and newly acquired businesses, the high level of competition in the construction industry and the effects of seasonality. The foregoing and other factors are discussed in our filings with the SEC, including our annual report on Form 10-K for our fiscal year ended September 30, 2004.

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in the Note 2 of “Notes to Consolidated Financial Statements” of our Annual report on Form 10-K for the year ended September 30, 2004 and at relevant sections in this discussion and analysis.

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to perform the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price than on cost-plus contracts. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from original estimated contract costs and variations from ongoing estimates of costs to complete projects in progress, along with other risks inherent in performing fixed price and unit price contracts, may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any quarter or fiscal year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction and from contracts performed in the southern United States. Downturns in new construction activity in the southern part of the United States could negatively affect our results.

We complete most projects in less than one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service and time and material work when services are performed. Work performed under a construction contract generally provides that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in project management, job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position.

We provide an allowance for doubtful accounts for unknown collection issues in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, their willingness to pay, general economic conditions and our ongoing relationships. In addition to these factors, our business and the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but the amount of billings in excess of costs and costs in excess of billings integral to the overall review of collectibility associated with our billings in total. The analysis management utilizes to assess collectibility of its receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least quarterly at the end of each fiscal quarter at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2004, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

The following table presents selected unaudited historical financial information for the three months ended December 31, 2003 and 2004.

	Three Months Ended December 31,
	2003	%	2004	%
	(restated)
	(dollars in millions)
Revenues	$331.6	100%	$303.2	100%
Cost of services (including depreciation)	284.9	86%	268.8	89%

Gross profit	46.7	14%	34.4	11%
Selling, general & administrative expenses	32.7	10%	36.0	12%

Income/(loss) from operations	14.0	4%	(1.6)	0%
Interest and other expense, net	6.6	2%	9.1	3%

Income/(loss) before income taxes	7.4	2%	(10.7)	4%
Provision for income taxes	1.5	0%	0.3	0%

Income/(loss) from continuing operations	5.9	2%	(11.0)	4%
Net income/(loss) from discontinued operations	0.4	0%	(6.6)	2%

Net income/(loss)	$6.3	2%	$(17.6)	6%

REVENUES

	Percent of Total Revenues
	Three Months Ended December 30,
	2003	2004
Commercial and Industrial	81%	77%
Residential	19%	23%

Total Company	100%	100%

Total revenues decreased $28.4 million, or 8.6%, from $331.6 million for the three months ended December 31, 2003, to $303.2 million for the three months ended December 31, 2004. This decrease in revenues is primarily the result of a decrease in revenues of $35.1 million in certain commercial markets resulting from the decrease in the award of bonded projects for the three months ended December 31, 2004, offset partially by an increase of $6.8 million in residential revenues.

Commercial and industrial revenues decreased $35.8 million, or 13.3%, from $268.6 million for the three months ended December 31, 2003, to $232.8 million for the three months ended December 31, 2004. The decrease is due to a decrease in commercial revenues and industrial revenues of $18.6 million and $14.3 million, respectively, primarily in the North, South, and West regions for the three months ended December 31, 2004 versus December 31, 2003 due to decreased spending in these markets and a decrease in the award of bonded projects. Additionally, a decrease of $5.0 million in service and maintenance revenues in our North and West regions attributed to the overall decrease for the same periods compared.

Residential revenues increased $7.4 million, or 11.7%, from $63.0 million for the three months ended December 31, 2003 to $70.4 million for the three months ended December 31, 2004, primarily as a result of increased demand for new single-family and multi-family housing resulting from the continued lower interest rate environment.

GROSS PROFIT

	Segment Gross Profit Margins As a Percent of Segment Revenues
	Three Months Ended December 31,
	2003	2004
Commercial and Industrial	12%	9%
Residential	22%	19%

Total Company	14%	11%

Gross profit decreased $12.3 million, or 26.3%, from $46.7 million for the three months ended December 31, 2003, to $34.4 million for the three months ended December 31, 2004. Gross profit margin as a percentage of revenues decreased from 14.1% to 11.3% for the three months ended December 31, 2003 compared to three months ended December 31, 2004. The decline in gross margin from the three months ended December 31, 2003 compared to the three months ended December 31, 2004 was primarily due to a combination of increased competition in our residential segment and decreased profitability due to project management and decreased award of bonded projects in our commercial and industrial segment. The fixed price nature of many of our contracts precluded us from recovering certain cost increases from our customers.

Commercial and industrial gross profit decreased $11.8 million, or 36.1%, from $32.7 million for the three months ended December 31, 2003 to $20.9 million for the three months ended December 31, 2004. Commercial and industrial gross profit margin as a percentage of revenues decreased from 12.2% for the three months ended December 31, 2003, to 9.0% for the three months ended December 31, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of reduced job profitability at specific subsidiaries and decreased awards of bonded projects.

Residential gross profit decreased $0.5 million, or 3.6%, from $14.0 million for the three months ended December 31, 2003, to $13.5 million for the three months ended December 31, 2004. Residential gross profit margin as a percentage of revenues decreased from 22.2% for the three months ended December 31, 2003, to 19.2% for the three months ended December 31, 2004. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for work and lower overall prices that we cannot pass on to our customers in markets we serve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $3.3 million, or 10.1%, from $32.7 million for the three months ended December 31, 2003, to $36.0 million for the three months ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues increased from 9.9% for the three months ended December 31, 2003 to 11.9% for the three months ended December 31, 2004. Additional costs resulting from not timely filing our fiscal third quarter 2004 Form 10-Q were $0.8 million in bank advisory fees, $0.3 million in external auditor fees, and $0.8 in legal fees. The increase in legal fees resulted from the combination of not timely filing our fiscal third quarter 2004 Form 10-Q and other litigation during the three months ended December 31, 2004. Additional costs of $0.9 million were incurred during the three months ended December 31, 2004 associated with an incentive program that were not incurred during the three months ended December 31, 2003.

INCOME FROM OPERATIONS

Income from operations decreased $15.6 million, or 111.4%, from $14.0 million for the three months ended December 31, 2003, to an operating loss of $1.6 million for the three months ended December 31, 2004. This decrease in income from operations was attributed to both an increase in cost of goods sold resulting from the increase in commodity prices during the three months ended December 31, 2004 over the same period in the prior year and the increase in selling, general, and administrative costs of $3.3 million during the three months ended December 31, 2004.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $6.6 million for the three months ended December 31, 2003, to $9.1 million for the three months ended December 31, 2004. This increase in net interest and other expense was primarily the result of $2.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our senior convertible notes issued in November 2004, and $0.3 million in deferred financing costs expensed related to the decrease in our overall borrowing capacity pursuant to us effecting the fourth amendment to our Credit Facility in December 2004.

PROVISION FOR INCOME TAXES

Our effective tax rate decreased from 22.0% for the three months ended December 31, 2003 to a negative rate of 2.8% for the three months ended December 31, 2004. This decrease is attributable a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.

DISCONTINUED OPERATIONS

During October 2004, we announced plans to begin a strategic alignment including the planned divestiture of certain commercial segment, underperforming subsidiaries and those that rely heavily on surety bonding for obtaining a majority of their projects. During November 2004, management committed to a plan to complete the divestiture of these companies by the end of fiscal 2005. This plan included management’s actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. Management expects to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. Management does not foresee any significant changes in the plan, nor anticipates events requiring withdrawal from the plan. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented; therefore, other subsidiaries included in our divestiture plan will be included in future periods as they qualify for discontinued operations treatment.

During the fiscal first quarter ended December 31, 2004, we completed the sale of all the net assets of three of our operating subsidiaries for $11.8 million in cash. These operating subsidiaries were located in our South and West regions and primarily provided electrical contracting services for our commercial segment. The sale generated an after-tax gain of $0.4 million and has been recognized in the fiscal first quarter 2005 as discontinued operations in the consolidated income statement and the prior year’s fiscal first quarter 2004 results of operations have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Three Months Ended December 31,
	2003	2004
Revenues	$28,647	$20,296

Gross profit	$4,253	$2,780

Pretax income/(loss)	$658	$(6,625)

	Balance as of
	September 30, 2004	December 31, 2004
Accounts receivable, net	$31,544	$18,036
Inventory	5,738	5,029
Costs and estimated earnings in excess of billings on uncompleted contracts	4,326	1,721
Other current assets	1,505	1,586
Property and equipment, net	2,085	1,201
Goodwill, net	7,900	1,554
Other noncurrent assets	80	—

Total assets	$53,178	$29,127

Accounts payable and accrued liabilities	$15,092	$10,309
Billings in excess of costs and estimated earnings on uncompleted contracts	2,392	1,573

Total liabilities	17,484	11,882

Net assets	$35,694	$17,245

During the fiscal first quarter ended December 31, 2004, we recorded a goodwill impairment charge of $6.2 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. As of December 31, 2004, we had only sold a portion of the subsidiaries included in our divestiture plan; therefore, we utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. We do not expect any significant differences between those estimates and the actual proceeds to be received upon the sale of the subsidiaries, nor expect any significant effect on the goodwill impairment charge taken.

During the fiscal first quarter ended December 31, 2004, we recorded an impairment charge of $0.7 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations (see Note 5).

WORKING CAPITAL

	September 30, 2004	December 31, 2004
	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$22,232	$31,672
Accounts receivable:
Trade, net of allowance of $4,160 and $4,172 respectively	219,697	209,184
Retainage	68,037	65,430
Related party	33	43
Costs and estimated earnings in excess of billings on uncompleted contracts	37,490	37,102
Inventories	16,919	18,130
Prepaid expenses and other current assets	11,802	21,642
Assets held for sale associated with discontinued operations	53,178	29,127

Total current assets	$429,388	$412,330

CURRENT LIABILITIES:
Current maturities of long-term debt	$43,007	26,353
Accounts payable and accrued expenses	134,393	119,034
Billings in excess of costs and estimated earnings on uncompleted contracts	35,197	43,224
Liabilities related to assets held for sale associated with discontinued operations	17,484	11,882

Total current liabilities	$230,081	$200,493

Working capital	$199,307	$211,837

Total current assets decreased $17.1 million, or 4.0%, from $429.4 million as of September 30, 2004 to $412.3 million as of December 31, 2004. This decrease is primarily the result of a $10.5 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $24.1 million decrease in assets held for sale associated with discontinued operations due to the sale of three business units during the three months ended December 31, 2004; offset by an increase in prepaid expenses and other current assets of $10.1 million from additional cash collateral deposited with our surety bonding company, and a net increase in cash of $9.4 resulting from the proceeds received from the issuance of our senior convertible bonds in November 2004 and $16.7 million in payments on the term loan portion of our Credit Facility.

As of December 31, 2004, the status of our costs in excess of billings versus our billings in excess of costs improved significantly over that at September 30, 2004; and days sales outstanding decreased 2.2% from September 30, 2004 to December 31, 2004. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues increased from approximately 101% at September 30, 2004 to 103% at December 31, 2004. We do not believe that this is an indication of problems with collectibility. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowances for doubtful accounts are sufficient to cover any uncollectible accounts.

Total current liabilities decreased $29.6 million, or 12.9%, from $230.1 million as of September 30, 2004 to $200.5 million as of December 31, 2004. This decrease is primarily the result of a $16.6 million decrease in current maturities of long-term debt related to payments on our Credit Facility, $15.4 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business and from the decreased ability to obtain bonding during the three months ended December 31, 2004, $5.6 million decrease related to the sale of three business units during the three months ended December 31, 2004 pursuant to a divestiture plan previously disclosed; offset by a $8.0 million increase in billings in excess of costs incurred due to a company wide emphasis to increase cash flows through increasing advanced billings on contracts in progress.

Working capital increased $12.5 million, or 6.3%, due primarily to cash proceeds received from the issuance of $36.0 million in senior convertible bonds during the three months ended December 31, 2004; offset by a net $6.6 million decrease resulting from net decreases in accounts receivable and accounts payable and accrued expenses associated with reduced operating activity resulting from both seasonality of the business and a decrease in the award of bonded projects, $18.0 decrease in working capital from the sale of three subsidiaries during the three months ended December 31, 2004. See “Liquidity and Capital Resources” below for further information.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2004, we had cash and cash equivalents of $31.7 million, working capital of $212.2 million, outstanding borrowings of $32.9 million under our credit facility and term loan, $37.0 million of letters of credit outstanding, and available capacity under our credit facility of $38.7 million. The amount outstanding under our senior subordinated notes was $172.9 million and $37.9 million outstanding under our senior convertible notes including $36.0 million face value plus $1.9 million associated with its embedded conversion option.

During the three months ended December 31, 2004, we used $9.0 million of net cash from operating activities. This net cash used by operating activities comprised of a net loss of $17.6 million, decreased by a $6.6 million net loss from discontinued operations, $0.7 million net operating cash flows from discontinued operations, and $6.9 million of non-cash charges related primarily to $3.6 million of depreciation and amortization expense, and $2.7 million noncash interest charges; and offset by changes in working capital of $6.5 million. Working capital changes consisted of a $12.7 million decrease in trade accounts receivable due to the timing of collections, $9.8 million increase in prepaid expenses and other current assets due to cash deposited with our surety bonding company collateralizing our surety bonds. Additionally, accounts payable and accrued expenses decreased $16.1 million due to the timing of payments from period to period, and billings in excess of costs increased $8.0 million. Net cash provided by investing activities was $10.6 million, consisting primarily of $11.8 million in proceeds received for the sale of three business units during the three months ended December 31, 2004 included in net cash provided by investing activities related to discontinued operations, offset by $1.2 million related to the of property and equipment. Net cash provided by financing activities was $7.9 million, resulting primarily from the receipt of $36.0 million in senior convertible notes and additional drawings on our Credit Facility, offset by $35.7 million in payments made on our Credit Facility and term loan and $2.7 million in financing costs capitalized primarily associated with the issuance of our senior convertible notes.

On November 5, 2003, we commenced a $13 million share repurchase program. We used approximately $4.6 million in cash generated from operations to repurchase 549,200 shares during the year ended September 30, 2004 under this program. The terms of our credit facility, as amended, restrict our ability to repurchase shares under this program; therefore, no shares were repurchased under this program for the three months ended December 31, 2004.

On February 27, 2004, we amended and restated our $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. We used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of our long term bonds. Since February 27, 2004, and through December 10, 2004, we have amended the credit facility four times. The amendments provided, among other things, for covenants or waivers that permit us to file our Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted us to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit us to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on January 13, 2006. We have the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. The term loan of the credit facility is due by September 30, 2005. At December 31, 2004, the term loan had outstanding borrowings of $26.9 million. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the banks prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitment as of the beginning of each quarter beginning January 1, 2005. Our direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio.

We have outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2004, we redeemed $75.0 million principal amount of our senior subordinated notes, paying a call premium of 4.7%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense. At December 31, 2004, we had $172.9 million in outstanding senior subordinated notes. We failed to timely file our June 30, 2004 Form 10-Q resulting in defaults under the indenture relating to our subordinated debt and senior secured credit facility. We have since cured all defaults under both our subordinated debt and senior secured credit facility.

Senior Convertible Notes

On November 24, 2004, we entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The investors have an option to purchase up to an aggregate of $14 million in additional notes on or before the later to occur of the 90th day after the closing date and the fifth business day after our next annual meeting of stockholders. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, we have the option to redeem the Senior Convertible Notes, subject to certain conditions. The total number of shares of common stock deliverable upon conversion of the notes is limited to approximately 9.4 million shares (including approximately 1.9 million treasury shares), absent receipt of stockholder approval of the issuance of additional shares. Subject to certain conditions, to the extent that more shares would otherwise be issuable upon conversions of notes, we will be required to settle such conversions in cash by paying the value of the stock into which the notes would otherwise be convertible. The net proceeds from the sale of the notes were used to prepay a portion of our senior secured Credit Facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include the portion of the notes that currently settle in cash, the potential liquidated damages in the form of an increased coupon if stockholder approval on the issuance of additional shares is not obtained a make-whole premium which may be payable in cash in the event that stockholder approval on the issuance of additional shares is not obtained and a fundamental change occurs and the value of the redemption premium that may be due in the event we redeem the notes prior to the stated maturity. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective as of December 31, 2004: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate of 3.32% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of the embedded derivatives were $1.4 million. As of December 31, 2004, a mark to market loss of $2.7 million was recorded to reflect the increase in the fair value of the derivatives to $4.0 million. The Company also recorded accretion into interest expense related to the original value of this derivative and as additional debt.

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

We enter into noncancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may determine to cancel or terminate a lease before the end of its term. Typically we are liable to the lessor for various lease cancellation or termination costs.

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At December 31, 2004, $1.3 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2004, $30.7 million of our outstanding letters of credit were to collateralize our insurance program.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2004, our cost to complete projects covered by surety bonds was approximately $176.9 million and utilized a combination of $17.7 million in cash and letters of credit totaling $22.7 million to collateralize its bonding program.

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2004, we had invested $3.5 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2004 and December 31, 2004 was $3.0 million and $3.0 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that we believe are temporary in nature. As of December 31, 2004, the unrealized losses related to our share of the EnerTech fund amounted to approximately $0.8 million, which we believe are temporary in nature. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.

Our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands)(1):

	2005	2006	2007	2008	2009	Thereafter	Total
Debt obligations	$26,289	$6,000	$—	$—	$172,885	$36,000	$241,174
Operating lease obligations	10,404	9,959	7,005	4,228	2,827	1,468	35,891
Deferred and contingent tax liabilities	2,620	9,966	5,167	970	29	—	18,752
Capital lease obligations	64	35	—	—	—	—	99

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2005	2006	2007	2008	2009	Thereafter		Total
Standby letters of credit	$37,006	$—	$—	$—	$—	$—		$37,006
Other commercial commitments	$—	$—	$—	$—	$—	$1,500	(2)	$1,500

(2)	Balance of investment commitment in EnerTech.

OUTLOOK

Economic conditions across the country are challenging, although construction industry spending is expected to increase by two percent in 2005 according to F.W. Dodge. We continue to focus on collecting receivables and reducing days sales outstanding. We will continue to take steps to reduce our costs. We have made significant reductions in administrative overhead at the home office and in the field. We have elected to sell or close certain operations that are heavily dependent on bonding or are otherwise underperforming. These operations generated total revenues in fiscal 2004 of $327.1 million and operating losses of $11.7 million. If we are successful in our efforts to sell these operations, their revenue and income (loss) contributions will no longer be included in our results of operations and the sales proceeds will be used primarily to reduce our indebtedness. As we continue to divest of operations and cut costs our outlook will change. Therefore, we are not providing guidance at this time.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including restricted stock grants and grants of employee stock options, to be recognized in income and measured at fair value. Additionally, employee stock purchase programs have increased restrictions to be considered noncompensatory; therefore, most of these plans, formerly accounted for as noncompensatory stock purchase plans, will be required to be measured and recorded at fair value. Fair value is calculated utilizing a stock-option pricing model, where necessary, including specific input assumptions delineated in the standard. SFAS 123R utilizes a “modified grant-date approach” where, regardless of vesting conditions based on service and performance, measurement of the fair value of awards is calculated on the grant date and amortized into income over the requisite service period for all awards that vest. Where vesting of awards does not occur, no compensation cost will be recognized. SFAS 123R also significantly changes the treatment of taxes related to share based payments from that required under SFAS 123 or Accounting Principles Board Opinion No. 25, Account for Stock Issued to Employees, (“APB 25”). Through December 31, 2004, we have accounted for share-based payments pursuant to APB 25 and provided the requisite pro forma disclosures delineated in SFAS 123 in the notes to the consolidated financial statements. Pursuant to APB 25, we have only recognized compensation expense for certain restricted stock grants made in the fiscal years 2002 and 2004; however, no compensation expense has been required to be recognized for any stock option grants nor for the employee stock purchase plan. We are required to adopt SFAS 123R effective July 1, 2005 and have two transition options under the new standard; however, the recognition of compensation cost is the same under both options. We believe the adoption of SFAS 123R will have a material effect on our consolidated financial results during the period of adoption, however, the full effect the adoption of SFAS 123R has not been determined as of December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility, senior convertible notes cash settlement obligation and fluctuations in commodity prices for copper products, steel products and fuel. Outstanding borrowings under our credit facility were $32.3 million as of December 31, 2004. As of December 31, 2004, we recorded $1.8 million in additional debt associated with the embedded conversion option obligation related to our cash settlement obligation pursuant to the senior convertible debt. This amount is included in debt caption on the balance sheet and interest expense in the statement of operations as of and for the quarter ended December 31, 2004. This portion of the convertible debt obligation is required to be measured and recorded at fair value each reporting period and is indexed to our common stock. The extent of our common stock price at the end of a reporting period above $3.25 per common share requires the recording of the increase in fair value of the embedded conversion option over that at the date of issuance. This embedded conversion option is caused by insufficient shares of our common stock that would have to be issued upon conversion of the debt by the holders. At the 2005 annual shareholder meeting, the shareholders will vote on whether to allow us to issue the additional shares of common stock that would preclude a cash settlement and, therefore, eliminate the recording of this embedded conversion option at fair value. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations and their indicated fair market value at December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities—Debt:

Variable Rate (term loan)	$26,289	$6,000	$—	$—	$—	$—	$32,289
Variable Interest Rate	7.25%	7.25%	7.25%	7.25%	—	—	7.25%
Fixed Rate (senior subordinated notes)	$—	$—	$—	$—	$172,885	$—	$172,885
Fixed Interest Rate	9.375%	9.375%	9.375%	9.375%	9.375%	—	9.375%
Fixed Rate (senior convertible notes)	$—	$—	$—	$—	$—	$36,000	$36,000
Fixed Interest Rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%

Fair Value of Debt:
Variable Rate							$32,289
Fixed Rate (senior subordinated notes)							$158,622
Fixed Rate (senior convertible notes)							$48,100

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of December 31, 2004. Based upon that evaluation, the Company took the following steps to improve the functioning of its disclosure controls:

•	Changed the reporting relationships of regional controllers, so that they report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer and the disclosure committee.

•	Conducted further follow up of the investigation of accounting matters related to the identified material weaknesses at the direction and under the supervision of the Audit Committee.

•	Provided accounting briefings to subsidiary management to clarify and strengthen management’s understanding of the Company’s revenue recognition policies and the reporting by subsidiaries of revenue and write-downs on contracts.

•	Expanded the form of certification used for subsidiary presidents and controllers so that exceptions are identified to the chief accounting officer and the disclosure committee to permit further review and gathering of information and more timely disclosure.

The conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, was based on the identification of two material weaknesses in internal control in August 2004, for which remediation is still ongoing, and follow up items to the external investigation by special counsel that extended past December 31, 2004.

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

In response to the issues identified above, by letter dated August 12, 2004, Ernst & Young, IES’ independent auditors, issued a letter to IES advising the Company that they had identified two deficiencies in the design of internal controls that are material weaknesses:

•	First, at one subsidiary, certain administrative costs were inappropriately recorded as additional contract costs on a large cost-plus contract, which resulted in the deferral of expenses and overstatement of revenues for the first quarter of fiscal 2002. Additionally, the subsidiary recorded margin on that same contract of up to 8% when the contract only allowed for costs plus a maximum of 6%.

•	Second, the Company recorded an additional $4.3 million in adjustments to contract cost, reversal of revenue and other issues. The auditors concluded that the Company’s lack of timely updating of estimated costs to complete contracts and lack of monitoring revenue recognition policies was a deficiency and material weakness.

To address the issues described above, IES’ management made the policy, training, controls and organizational changes described below:

•	IES is reviewing its internal controls by to improve the functioning of internal controls and address the potential deficiencies and weaknesses.

•	The number of reporting regions was reduced, and a new “rapid response” team was created to step in and assist subsidiaries experiencing difficulties to accelerate corrective measures.

•	Implementation of new and significantly expanded training programs for employees responsible for financial reporting.

•	The form of certification used for subsidiary presidents and controllers was revised and expanded.

•	Reporting relationships were changed so that regional controllers report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer.

•	A centralized accounting system has been implemented at 90 percent of the Company’s subsidiaries as of December 2004. This accounting system permits remote access and increased oversight of the accounting records at each subsidiary location. The increased automation of the revenue reporting process has strengthened the Company’s internal controls.

•	IES is in the process of implementing policies to require additional support in narrative or other form to document probable collection of larger aged accounts receivable. Under the revised policy, evidence required to recognize revenue will be a written or oral change order or notice to proceed.

•	IES is in the process of clarifying and improving its accounting policies, including its policies regarding revenue recognition, ethics compliance and contract documentation, and providing the policies in language and format that are more readily usable.

•	IES increased its regional and corporate monitoring procedures including consolidated five quarter fade reviews, troubled contract reviews, revenues at risk analysis and increased involvement from regional and corporate accounting in significant judgments.

•	IES will continue to leverage the capabilities of its Forefront reporting system, improve the documentation of the cost to complete calculation and formalize the process for monthly work in process review meetings.

At December 31, 2004, the Company does not believe that the material weakness relating to the timely updating of estimated costs to complete contracts has been remediated. The company expects that further training, process improvement, and monitoring of compliance with the Company’s revenue recognition policies is required to fully remediate this material weakness. The Company’s auditors concur that these steps are required to fully remediate the material weakness and include their suggestions. IES believes these changes allow it to better enforce controls and detect potential issues more quickly in the future.

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

We are involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of any of these proceedings with certainty and it is possible that the results of legal proceedings individually or cumulatively may materially adversely affect us, in our opinion, these proceedings are either adequately covered by insurance or financial reserves or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(Amounts in thousands, except per share amounts)
October 1, 2004—October 31, 2004	—	$—	—	$8,353
November 1, 2004—November 30, 2004	—	—	—	8,353
December 1, 2004—December 31, 2004	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 Million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The terms of the Company’s credit facility, as amended, restricts its ability to repurchase its common stock under this program.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Herbert R. Allen, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1	Section 1350 Certification of Herbert R. Allen, Chief Executive Officer

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: February 14, 2005	By:	/S/ DAVID A. MILLER
David A. Miller Senior Vice President and Chief Financial Officer