Form 10-Q/A
period 2004-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-02-16
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the Amendment) amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of Integrated Electrical Services, Inc. (the Company) solely to correct the allocation of certain selling, general, and administrative (SGA) expenses across the Company’s reportable segments associated with reported discontinued operations. Due to the change in allocation of these expenses, the segment disclosure related to continuing operations within Note 5 required adjustment for both the commercial and residential segments. No other adjustments were made within this Amendment.

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

Segment information for the three months ended December 31, 2003 and 2004 is as follows (in thousands):

	Three Months Ended December 31, 2003
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$268,597	$62,962	$—	$331,559
Cost of services	235,888	48,997	—	284,885

Gross profit	32,709	13,965	—	46,674

Selling, general and administrative	20,408	7,047	5,228	32,683

Income (loss) from operations	$12,301	$6,918	$(5,228)	$13,991

Other data:
Depreciation and amortization expense	$2,445	$176	$547	$3,168
Capital expenditures	771	245	626	1,642
Total assets	497,046	109,254	104,551	710,851

	Three Months Ended December 31, 2004
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$232,834	$70,404	$—	$303,238
Cost of services	211,936	56,886	—	268,822

Gross profit	20,898	13,518	—	34,416
Selling, general and administrative	21,594	6,836	7,605	36,035

Income (loss) from operations	$(696)	$6,682	$(7,605)	$(1,619)

Other data:
Depreciation and amortization expense	$1,957	$191	$1,486	$3,634
Capital expenditures	701	58	379	1,138
Total assets	377,676	105,329	80,184	563,189

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

INTEGRATED ELECTRICAL SERVICES, INC.

Date: February 15, 2005	By:	/S/ DAVID A. MILLER
David A. Miller Senior Vice President and Chief Financial Officer