Form 10-K/A
period 2004-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-04-12
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐No  ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of December 10, 2004, there were outstanding 38,996,107 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was approximately $117.0 million.

DOCUMENT INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K/A is incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 17, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) amends the Annual Report on Form 10-K (the Annual Report) for the year ended September 30, 2004 of Integrated Electrical Services, Inc. (the Company) in response to comments received from the Securities and Exchange Commission (the SEC) after their review of the Company’s 2004 Form 10-K. The following items have been modified in this Amendment pursuant to that comment letter: Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (Item 7), Item 9A “Controls and Procedures (Item 9A)” and Item 8 “Financial Statements and Supplementary Data” (Item 8). The modification of Item 7 adds additional variance explanations regarding accounts receivable and unbilled receivables accounts. Item 8 adds additional disclosure related to the correction of the Company’s accounting for an equity investment within Note 3. Additionally, Item 8 adds further elaboration in Note 15 related to the settlement of a lawsuit. Item 9A adds additional elaboration regarding our disclosure controls and procedures, the investigation by the Company’s audit committee of accounting matters and material weaknesses in our internal controls.

Pursuant to Rule 12b-15 under the Securities Act of 1934, the Company is including the entire Items 7 and 9A. The Company has included as exhibits to this Amendment new certifications of its principal executive officer and principal financial officer and has revised the list of exhibits included in Item 15 accordingly.

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.

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

We provide an allowance for doubtful accounts for unknown collection issues in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, their willingness to pay, general economic conditions, our ongoing relationships and the strength of our claim and associated lien rights. In addition to these factors, our business and the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but the amount of billings in excess of costs and costs in excess of billings which is integral to the overall review of collectibility associated with our billings in total. The analysis management utilizes to assess collectibility of its receivables includes a detailed review of older balances and analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs. The net of costs in excess of billings and billings in excess of costs on uncompleted contracts provides an indication of amounts billed ahead or behind the recognition of revenue on our construction contracts and are key in understanding our ability to control operational cash flows related to the revenue cycle.

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

As of September 30, 2004, the status of our costs in excess of billings versus our billings in excess of costs improved over that at September 30, 2003, and days sales outstanding increased 8.2% from September 30, 2003 to September 30, 2004. Included in this increase are $10.2 million of several long standing receivables from September 30, 2003 not fully collected as of September 30, 2004. Adjusting for these receivables as of September 30, 2004, our days sales outstanding increased only 4.8% from September 30, 2003 to September 30, 2004. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected within the fiscal year ended September 30, 2005. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues increased from 94.9% at September 30, 2003 to 98.3% at September 30, 2004, adjusted for the aforementioned long-standing receivables outstanding at September 30, 2004. This increase was primarily concentrated in a few operating companies where receivables and costs and earnings in excess of billings on uncompleted contracts decreased 1.5%, adjusted for the long-standing receivables outstanding at September 30, 2004, while quarterly revenues decreased 11.7%. The disparate decrease in accounts receivable and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues for these operating companies resulted from retention receivables totaling approximately $3.1 million that were earned on long-term projects in prior periods and remained unpaid as of September 30, 2004. Payment of these outstanding balances is expected in early fiscal 2005. Additionally, trade accounts receivable increased $3.7 million at one company from September 30, 2003 to September 30, 2004 due primarily to customers delaying payments related to the events we experienced during the fiscal fourth quarter of 2004 and increased delinquency in payments from one particular customer amounting to $0.4 million at September 30, 2004 that we expect payment for in fiscal 2005 through the customer’s bonding company. We do not believe that the increase in days sales outstanding and the growth of our accounts receivable in 2004 as compared to total revenues is an indication of a revenue recognition problem or a problem with ultimate collectibility. We believe that our allowances for doubtful accounts are sufficient to cover any uncollectible accounts.

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

As of September 30, 2004, the status of our costs in excess of billings versus our billings in excess of costs improved over that at September 30, 2003; and days sales outstanding were essentially stable year over year. We believe our billings progress and collectibility status were improved year over year and our allowance for doubtful accounts accurately reflects our best estimate of our accounts receivable balance that may be uncollectible at September 30, 2004.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

ERNST & YOUNG LLP

Houston, Texas

December 8, 2004,

except for Notes 1 and 7,

    as to which the date is

    December 13, 2004 and

    except for Notes 3 and 15, as to

    which the date is April 11, 2005

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

The revisions to the recognition of revenues and costs on certain construction contracts relate to errors at three of the Company’s subsidiaries in properly recording revenues associated with change orders, costs charged to certain contracts and the estimates of costs to complete on certain contracts. Additionally, the Company determined that its investment in EPV that was previously accounted for under the cost method of accounting for investments beginning in the year ended September 30, 2002, should have continued to be accounted for under the equity method of accounting for investments. During the year ended September 30, 2002, the Company believed its investment in EPV represented less than 20% of the voting power of EPV and as a result of distributing a portion of the Company’s holdings to a former executive of the Company based on data utilized by the Company at that time. Accordingly, the Company began using the cost method of accounting for this investment. In late 2004, the Company determined that the data used to calculate its interest in EPV was not accurate, and in fact, the Company’s investment in EPV exceeded 20% of the voting power of EPV during the years ended September 30, 2002, 2003 and 2004, and therefore, should have been accounted for utilizing the equity method of accounting for investments. The equity method of accounting for investments requires investors to record their proportionate share of the investees profits and losses into their financial statements. The cost method of accounting for investments does not require this treatment. The total effects of all revisions to reported results for the six months ended March 31, 2004 and the years ended September 30, 2003 and 2002 are summarized in the tables that follow.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for the years ended September 30, 2002, 2003 and 2004 are as follows (in thousands):

	Fiscal Year Ended September 30, 2002
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$1,192,422	$282,039	$—	$1,474,461
Cost of services	1,032,665	220,366	—	1,253,031

Gross profit	159,757	61,673	—	221,430

Selling, general and administrative	124,271	27,053	23,673	174,997
Restructuring Charges	—	—	5,556	5,556

Income (loss) from operations	$35,486	$34,620	$(29,229)	$40,877

Other data:
Depreciation and amortization expense	$13,921	$885	$3,827	$18,633
Capital expenditures	8,301	753	2,841	11,895
Total assets	519,897	89,896	101,737	711,530

	Fiscal Year Ended September 30, 2003
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$1,171,596	$276,167	$—	$1,447,763
Cost of services	1,023,151	218,179	—	1,241,330

Gross profit	148,445	57,988	—	206,433
Selling, general and administrative	101,096	33,110	19,445	153,651

Income (loss) from operations	$47,349	$24,878	$(19,445)	$52,782

Other data:
Depreciation and amortization expense	$11,419	$1,133	$3,763	$16,315
Capital expenditures	5,345	891	2,491	8,727
Total assets	503,863	108,204	102,420	714,487

	Fiscal Year Ended September 30, 2004
	Commercial And Industrial	Residential	Corporate	Total
Revenues	$1,114,093	$310,007	$—	$1,424,100
Cost of services	999,992	250,178	—	1,250,170

Gross profit	114,101	59,829	—	173,930

Selling, general and administrative	99,868	33,898	25,140	158,906
Goodwill impairment charge	99,798	—	—	99,798

Income (loss) from operations	$(85,565)	$25,931	$(25,140)	$(84,774)

Other data:
Depreciation and amortization expense	$9,876	$1,167	$2,311	$13,354
Capital expenditures	3,463	1,082	1,960	6,505
Total assets	396,672	107,205	77,056	580,933

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (Unaudited):

Quarterly financial information for the years ended September 30, 2003 and 2004 are summarized as follows (in thousands, except per share data):

	Fiscal Year Ended September 30, 2003
	(restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$348,495	$343,089	$375,303	$380,876
Gross profit	$51,274	$49,059	$53,373	$52,727
Net income	$3,629	$3,212	$5,260	$7,336
Earnings per share:
Basic	$0.09	$0.08	$0.14	$0.19
Diluted	$0.09	$0.08	$0.13	$0.19

	Fiscal Year Ended September 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)
Revenues	$360,206	$339,995	$367,009	$356,890
Gross profit	$50,927	$43,021	$42,798	$37,184
Net income (loss)	$6,289	$2,472	$741	$(134,366)
Earnings per share:
Basic	$0.16	$0.06	$0.02	$(3.46)
Diluted	$0.16	$0.06	$0.02	$(3.46)

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

Litigation Settlement

As previously reported pursuant to the Company’s Current Report on Form 8-K dated October 4, 2004, on September 30, 2004, a verdict was rendered by a jury in a case pending in the 133rd District Court of Harris County, Texas involving a dispute arising from a failed attempted sale of the assets of a wholly owned subsidiary of the Company and an employment claim by a former officer of that subsidiary. The jury verdict, if judgment had been entered on that verdict, could have been for approximately $30,000,000. The Company and its outside counsel believed that the Company would prevail on appeal due to significant legal issues raised in the trial. However, based on concerns over the potential size of the judgment that might have been entered and its negative

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect on investors, business partners, customers, banks and vendors, and considering the anticipated costs of appeal, IES determined that it would be in the stakeholders best interest to settle this matter. The parties settled the lawsuit post-verdict for a cash payment of $8,000,000. This settlement was entered on December 2, 2004 and the matter was resolved. This amount was accrued at September 30, 2004. The lawsuit was not specifically disclosed in previous filings with the SEC due to the Company and its outside counsel’s opinion that the underlying case was not well founded and that it was remote that the plaintiffs would prevail on their causes of action and, if the plaintiffs prevailed, any amounts awarded would have been immaterial.

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

Item 9A.    Controls and Procedures

(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO in his capacity as the CEO and the Interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s management, including the CEO in his capacity as the CEO and the Interim CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2004. Based upon that evaluation, the Company took the following steps to improve the functioning of its disclosure controls:

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

The conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2004, was based on the identification of two material weaknesses in internal control in August 2004, for which remediation is still ongoing, and follow up items to the external investigation by special counsel that extended past September 30, 2004.

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

At September 30, 2004, the Company does not believe that the material weakness relating to the timely updating of estimated costs to complete contracts has been remediated. The company expects that further training, process improvement, and monitoring of compliance with the Company’s revenue recognition policies is required to fully remediate this material weakness. The Company’s auditors concur that these steps are required to fully remediate the material weakness and include their suggestions. IES believes these changes allow it to better enforce controls and detect potential issues more quickly in the future.

Subsequent to September 30, 2004, the Company received a letter from its external auditors identifying matters involving internal control over financial reporting and its operation that they considered to be a material weakness. This weakness was identified upon the Company filing an amended Form 10-Q to correct a material error in the Company’s segment reporting footnote. The material weakness relates to the operation of the Company’s financial reporting process including an under resourced accounting staff which prevents adequate review and supervision, and the lack of certain management review during the financial reporting process.

The Company’s management is taking the following steps to remediate the material weakness:

•	The Company recently hired a new senior accountant that will provide supervisory accounting staff the ability to increase review and supervision within the accounting department.

•	The Company has in place its Financial Reporting Manager who was unavailable for the December 2004 close.

•	The Company is in the process of filling its vacant Chief Accounting Officer position.

•	The Company has also reinforced a more rigorous review of public filings by other areas of management, including legal, operations and other executives.

The Company believes the additional staff and processes identified above will serve to remediate the identified material weakness.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this report.

(b) Exhibits.

3.1	Amended and Restated Certificate of Incorporation as amended. (Incorporated by reference to 3.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

3.2	Bylaws, as amended (Incorporated by reference to 3.2 to the Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

4.2	Indenture, dated January 28, 1999, by and among Integrated Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to $150,000,000 9 3/8% Senior Subordinated Notes due 2009. (Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-50031) of the Company)

4.3	Form of Integrated Electrical Services, Inc. 9 3/8% Senior Subordinated Note due 2009 (Series A) and (Series B). (Included in Exhibit A to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-50031) of the Company)

4.4	Indenture, dated May 29, 2001, by and among Integrated Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to $125,000,000 9 3/8% Senior Subordinated Notes due 2009. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.5	Form of Integrated Electrical Services, Inc. 9 3/8% Senior Subordinated Note due 2009 (Series C) and (Series D). (Included in Exhibit A to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.6	Indenture, dated November 24, 2004, among the Company, the subsidiaries of the Company named therein, each a Guarantor, and The Bank Of New York, a New York Banking Corporation, as Trustee, for the benefit of the holders of the Company’s Series A 6.5% Senior Convertible Notes Due 2014 and Series B 6.5% Senior Convertible Notes Due 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2004)

4.7	Registration Rights Agreement, dated November 24, 2004, by and among the Company, the parties set forth on Schedule I thereto, each a Purchaser, and the subsidiaries of the Company set forth on Schedule II thereto, each a Guarantor, for the benefit of the holders of the Company’s Series A 6.5% Senior Convertible Notes Due 2014 and Series B 6.5% Senior Convertible Notes Due 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 24, 2004)

*10.1	Form of Amended and Restated Employment Agreement between the Company and H. Roddy Allen entered into effect as of January 30, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10.2	Form of Amended and Restated Employment Agreement between the Company and Richard L. China entered into effective as of August 12, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10.3	Form of Resignation Contract Amendment between the Company and Richard L. China dated September 28, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.4	Form of Mutual Settlement Agreement and Release between the Company and Richard L. China dated November 9, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.5	Form of Amended and Restated Employment Agreement between the Company and Daniel Petro effective as of January 26, 2003 (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.6	Form of Amended and Restated Employment Agreement between the Company and Miles Dickinson effective May 13, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.7	Form of Amendment to Amended and Restated Employment Agreement between the Company and Miles Dickinson effective December 6, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

*10.8	Form of Amended and Restated Employment Agreement between the Company and Robert Stalvey effective January 27, 2003 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.9	Form of Officer and Director Indemnification Agreement. (Incorporated by reference to exhibit 10.9 to the Company’s Annual report on Form 10-K for the year ended September 30, 2002)

10.10	Integrated Electrical Services, Inc. 1997 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.11	Integrated Electrical Services, Inc. 1997 Directors’ Stock Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.12	Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Directors Stock Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.13	Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Stock Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.14	Integrated Electrical Services, Inc. 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.15	Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.16	Form of Restricted Stock Agreement granted pursuant to the 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.17	Credit Facility dated February 27, 2004, among the Company, as borrower, the Financial institutions named therein, as banks, U.S. Bank National Association as syndication agent, Bank of Scotland as managing agent, La Salle Bank National Association as documentation agent and Bank One, NA as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.18	Agreement and Amendment to Credit Agreement dated as of June 30, 2004, among the financial institutions named therein, the Company, as borrower, and Bank One, NA, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2004)

10.19	Agreement and Second Amendment to Credit Agreement dated as of August 16, 2004 among the financial institutions named therein, the Company, as borrower, and Bank One, NA, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 1, 2004)

10.20	Agreement and Third Amendment to Credit Agreement dated as of November 18, 2004 among the financial Institutions named therein, the Company, as borrower, and Bank One, NA, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

10.21	Purchase Agreement, dated November 22, 2004, among the Company and the Purchasers named therein and Guarantors named therein (including form of Indenture and form of Registration Rights Agreement) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

10.22	Agreement and Fourth Amendment to Credit Agreement dated as of December 10, 2004 among the financial institutions named therein, the Company, as borrower, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as administrative agent. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

12	Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

16.1	Letter of Arthur Andersen LLP regarding a change in certifying accountant. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 011-13783) filed June 10, 2002)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

23.1	Consent of Ernst & Young LLP(1)

24	Powers of Attorney (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Herbert R. Allen, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer(1)

32.1	Section 1350 Certification of Herbert R. Allen, Chief Executive Officer(1)

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.
(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2005.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/S/ DAVID A. MILLER
David A. Miller Senior Vice President and Chief Financial Officer