Form 10-Q/A
period 2004-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-04-12
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the Amendment) amends the Quarterly Report on Form 10-Q (the Form 10-Q) for the three months ended December 31, 2004 of Integrated Electrical Services, Inc. (the Company) in response to comments received from the Securities and Exchange Commission (the SEC) after their review of the Company’s 2004 Form 10-K. Item 2 included in this Amendment, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (Item 2) has been modified specifically to address the request of the SEC for additional variance explanations regarding accounts receivable and unbilled receivables accounts. Item 4 included in this Amendment, “Controls and Procedures,” has been modified to add additional elaboration regarding our disclosure controls and procedures, the investigation by the Company’s audit committee of accounting matters and material weaknesses in our internal controls.

Pursuant to Rule 12b-15 under the Securities Act of 1934, the Company is including the entire Items 2 and 6. The Company has included as exhibits to this Amendment new certifications of its principal executive officer and principal financial officer.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

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

Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of December 31, 2004, the Company’s cost to complete projects covered by surety bonds was approximately $176.9 million and utilized a combination of $17.5 million in cash and letters of credit totaling $22.5 million to collateralize its bonding program.

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

As of December 31, 2004, the status of our costs in excess of billings versus our billings in excess of costs significantly improved over that at September 30, 2004; and days sales outstanding decreased 2.2% from September 30, 2004 to December 31, 2004. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 101.2% at September 30, 2004 to 100.0% at December 31, 2004, when adjusted for a balance of $8.1 million as of December 31, 2004 in long-standing receivables also outstanding at September 30, 2004, but not fully collected by December 31, 2004. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected within the fiscal year ended September 30, 2005. These receivables are primarily associated with a few operating companies within our southern region and are expected to be collected in fiscal year 2005. Although improvement was experienced over the periods discussed, some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowances for doubtful accounts are sufficient to cover any uncollectible accounts.

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

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2004, our cost to complete projects covered by surety bonds was approximately $176.9 million and utilized a combination of $17.5 million in cash and letters of credit totaling $22.5 million to collateralize its bonding program.

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

Subsequent to December 31, 2004, the Company received a letter from its external auditors identifying matters involving internal control over financial reporting and its operation that they considered to be a material weakness. This weakness was identified upon the Company filing an amended Form 10-Q to correct a material error in the Company’s segment reporting footnote. The material weakness relates to the operation of the Company’s financial reporting process including an under resourced accounting staff which prevents adequate review and supervision, and the lack of certain management review during the financial reporting process.

The Company’s management is taking the following steps to remediate the material weakness:

•	The Company recently hired a new senior accountant that will provide supervisory accounting staff the ability to increase review and supervision within the accounting department.

•	The Company has in place its Financial Reporting Manager who was unavailable for the December 2004 close.

•	The Company is in the process of filling its vacant Chief Accounting Officer position.

•	The Company has also reinforced a more rigorous review of public filings by other areas of management, including legal, operations and other executives.

The Company believes the additional staff and processes identified above will serve to remediate the identified material weakness.

ITEM 6. EXHIBITS

10.1*(1)	Form of Mutual Agreement and Release, dated as of December 15, 2004, between Margery M. Harris and Integrated Electrical Services, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Herbert R. Allen, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1	Section 1350 Certification of Herbert R. Allen, Chief Executive Officer

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer

*	This exhibit relates to a management contract or compensatory plan or arrangement.
(1)	Filed herewith.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: April 11, 2005	By:	/S/ DAVID A. MILLER
David A. Miller Senior Vice President and Chief Financial Officer