Form 10-Q
period 2005-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-05-10
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding as of May 10, 2005 of the issuer’s common stock was 39,002,503 and of the issuer’s restricted voting common stock was 36,593,781.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s expectations and involve risks and uncertainties that could cause the Company’s actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties relating to estimating future operating results or our ability to generate sales, income, or cash flow, potential difficulty in addressing material weaknesses in the Company’s accounting systems that have been identified to the Company by its independent auditors, potential limitations on our ability to access the credit line under our credit facility, litigation risks and uncertainties, fluctuations in operating results because of downturns in levels of construction, inaccurate estimates used in entering into and executing contracts, difficulty in managing the operation of existing entities, the high level of competition in the construction industry, changes in interest rates, the general level of the economy, level of competition from other electrical contractors, increases in costs of labor, steel, copper and gasoline, limitations on the availability and the increased costs of surety bonds required for certain projects, inability to reach agreements with our surety or co-surety bonding company to provide sufficient bonding capacity, risk associated with failure to provide surety bonds on jobs where we have commenced work or are otherwise contractually obligated to provide surety bonds, loss of key personnel, business disruption and costs associated with the Securities and Exchange Commission investigation and class action litigation, inability to reach agreement for planned sales of assets, business disruption and transaction costs attributable to the sale of business units, costs associated with the closing of business units, unexpected liabilities associated with warranties or other liabilities attributable to the retention of the legal structure of business units where we have sold substantially all of the assets of the business unit, inability to fulfill the terms or meet the required financial covenants of the credit facility, inability to obtain a waiver of the existing Event of Default under the Credit Facility, cross defaults under the subordinated debt Senior Convertible Notes offering or agreement with the surety if the Event of Default is not waived or cured and an acceleration occurs difficulty in integrating new types of work into existing subsidiaries, inability of subsidiaries to incorporate new accounting, control and operating procedures, inaccuracies in estimating revenues and percentage of completion on contracts, and weather and seasonality. If the company is unable to file an S-1 in support of the Senior Convertible Notes, the penalty interest may apply under that agreement. You should understand that the foregoing important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (“SEC”), including those under the heading “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended September 30, 2004, could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30, 2004	March 31, 2005
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,232	$32,384
Accounts receivable:
Trade, net of allowance of $4,103 and $2,962 respectively	211,279	195,416
Retainage	57,647	55,577
Costs and estimated earnings in excess of billings on uncompleted contracts	33,389	34,983
Inventories	17,888	19,509
Prepaid expenses and other current assets	12,989	22,064
Assets held for sale associated with discontinued operations	79,213	28,394

Total current assets	434,637	388,327
PROPERTY AND EQUIPMENT, net	40,991	37,405
GOODWILL, net	87,430	87,178
OTHER NON-CURRENT ASSETS	17,875	19,556

Total assets	$580,933	$532,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$42,993	$2,382
Accounts payable and accrued expenses	136,213	129,845
Billings in excess of costs and estimated earnings on uncompleted contracts	32,515	36,016
Liabilities related to assets held for sale associated with discontinued operations	18,621	7,048

Total current liabilities	230,342	175,291
LONG-TERM DEBT, net of current maturities	15,061	126
SENIOR CONVERTIBLE NOTES, net	—	50,736
SENIOR SUBORDINATED NOTES, net	173,208	173,169
OTHER NON-CURRENT LIABILITIES	19,154	19,268

Total liabilities	437,765	418,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 38,439,984 and 39,010,315 shares issued, respectively	385	390
Restricted voting common stock, $.01 par value, 2,655,709 shares authorized, 2,605,709 shares issued, and outstanding	26	26
Treasury stock, at cost, 2,172,313 and 2,416,377 shares, respectively	(13,790)	(13,022)
Unearned restricted stock	(1,113)	(2,064)
Additional paid-in capital	429,376	431,096
Retained deficit	(271,716)	(302,550)

Total stockholders’ equity	143,168	113,876

Total liabilities and stockholders’ equity	$580,933	$532,466

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Six Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
Revenues	$601,241	573,056
Cost of services	520,531	506,357

Gross profit	80,710	66,699
Selling, general and administrative expenses	63,448	71,508

Income/(loss) from operations	17,262	(4,809)

Other (income)/expense:
Interest expense	13,015	13,285
Loss on sale of assets	154	7
Other expense, net	5,319	548

	18,488	13,840

Loss from continuing operations before income taxes	(1,226)	(18,649)
Provision/(benefit) for income taxes	(5,689)	896

Net income/(loss) from continuing operations	4,463	(19,545)

Discontinued operations (Note 2)
Income/(loss) from discontinued operations (including loss on disposal of $0 and $236)	5,356	(11,210)
Provision for income taxes	1,058	79

Net income/(loss) from discontinued operations	4,298	(11,289)

Net income (loss)	$8,761	$(30,834)

Basic earnings/(loss) per share from continuing operations	$0.12	$(0.50)

Basic earnings/(loss) per share from discontinued operations	$0.11	$(0.29)

Basic earnings/(loss) per share	$0.23	$(0.79)

Diluted earnings/(loss) per share from continuing operations	$0.12	$(0.50)

Diluted earnings/(loss) per share from discontinued operations	$0.11	$(0.29)

Diluted earnings/(loss) per share	$0.22	$(0.79)

Shares used in the computation of earnings/(loss) per share (Note 4):
Basic	38,408,067	39,033,601

Diluted	39,013,887	39,033,601

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
Revenues	$290,284	287,521
Cost of services	254,402	254,466

Gross profit	35,882	33,055
Selling, general and administrative expenses	31,377	35,904

Income/(loss) from operations	4,505	(2,849)

Other (income)/expense:
Interest expense	6,556	4,441
Loss on sale of assets	139	188
Other expense, net	5,195	292

	11,890	4,921

Loss from continuing operations before income taxes	(7,385)	(7,770)
Provision/(benefit) for income taxes	(6,910)	636

Net loss from continuing operations	(475)	(8,406)

Discontinued operations (Note 2)
Income/(loss) from discontinued operations (including loss on disposal of $0 and $103)	3,451	(4,785)
Provision for income taxes	504	35

Net income/(loss) from discontinued operations	2,947	(4,820)

Net income (loss)	$2,472	$(13,226)

Basic earnings/(loss) per share from continuing operations	$(0.01)	$(0.21)

Basic earnings/(loss) per share from discontinued operations	$0.07	$(0.12)

Basic earnings/(loss) per share	$0.06	$(0.34)

Diluted earnings/(loss) per share from continuing operations	$(0.01)	$(0.21)

Diluted earnings/(loss) per share from discontinued operations	$0.07	$(0.12)

Diluted earnings/(loss) per share	$0.06	$(0.34)

Shares used in the computation of earnings/(loss) per share (Note 4):
Basic	38,544,198	39,149,769

Diluted	38,544,198	39,149,769

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Common Stock		Restricted Voting Common Stock		Treasury Stock		Unearned Restricted Stock	Additional Paid-In Capital	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2004	38,439,984	$385	2,605,709	$26	(2,172,313)	$(13,790)	$(1,113)	$429,376	$(271,716)	$143,168
Issuance of stock (unaudited)	7,310	—	—	—	8,252	52	—	(12)	—	40
Issuance of restricted stock (unaudited)	365,564	3	—	—	(365,564)	(3)	(1,711)	1,711	—	—
Vesting of restricted stock (unaudited)	—	—	—	—	113,248	719	—	(719)	—	—
Issuance of stock under employee stock purchase plan (unaudited)	61,541	1	—	—	—	—	—	253	—	254
Exercise of stock options (unaudited)	135,916	1	—	—	—	—	—	624	—	625
Non-cash compensation (unaudited)	—	—	—	—	—	—	760	(137)	—	623
Net loss (unaudited)	—	—	—	—	—	—	—	—	(30,834)	(30,834)

BALANCE, March 31, 2005 (unaudited)	39,010,315	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(2,064)	$431,096	$(302,550)	$113,876

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$8,761	$(30,834)
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from discontinued operations	(4,298)	11,289
Bad debt expense	(245)	1,291
Deferred financing cost amortization	748	1,691
Other depreciation and amortization	5,864	5,990
Loss on sale of property and equipment	154	88
Non-cash compensation expense	332	623
Equity in losses of investment	432	571
Impairment to goodwill	—	596
Impairment of companies	—	70
Mark to market loss for embedded conversion option	—	734
Deferred income tax expense/(benefit)	(8,230)	680
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	16,513	18,543
Inventories	(2,972)	(1,621)
Costs and estimated earnings in excess of billings on uncompleted contracts	787	(1,096)
Prepaid expenses and other current assets	(1,723)	(9,487)
Other noncurrent assets	1,843	286
Accounts payable and accrued expenses	(10,125)	(5,670)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,657)	3,518
Other current liabilities	52	(299)
Other noncurrent liabilities	1,433	(499)

Net cash provided by (used in) continuing operations	5,669	(3,536)
Net cash provided by discontinued operations	1,355	431

Net cash provided by (used in) operating activities	7,024	(3,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	318	299
Investments in securities	(400)	(400)
Purchases of property and equipment	(2,837)	(2,187)
Net investing activities from discontinued operations	(222)	24,091

Net cash provided by (used in) investing activities	(3,141)	21,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	50,040	10,000
Borrowings on Senior Convertible Notes	—	50,000
Repayments of debt	(75,241)	(65,589)
Issuance of common stock	39	40
Proceeds from issuance of stock under employee stock purchase plan	652	254
Payments for debt issuance costs	(1,245)	(3,876)
Purchase of treasury stock	(4,340)	—
Proceeds from exercise of stock options	5,054	625

Net cash used in financing activities	(25,041)	(8,546)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(21,158)	10,152
CASH AND CASH EQUIVALENTS, beginning of period	40,201	22,232

CASH AND CASH EQUIVALENTS, end of period	$19,043	$32,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$13,480	9,811
Income taxes	$700	644

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,533	$(13,226)
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from discontinued operations	(2,947)	4,820
Bad debt expense	(781)	567
Deferred financing cost amortization	374	884
Other depreciation and amortization	2,949	3,296
Loss on sale of property and equipment	140	124
Non-cash compensation expense	249	413
Equity in losses of investment	432	307
Mark to market gain for embedded conversion option	—	(1,942)
Deferred income tax expense/(benefit)	(6,800)	497
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	10,340	5,640
Inventories	(913)	(425)
Costs and estimated earnings in excess of billings on uncompleted contracts	203	(2,781)
Prepaid expenses and other current assets	(1,754)	520
Other noncurrent assets	1,544	37
Accounts payable and accrued expenses	(5,507)	11,277
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,922)	(4,921)
Other current liabilities	51	(344)
Other noncurrent liabilities	1,399	161

Net cash provided by (used in) continuing operations	(2,410)	4,904
Net cash provided by discontinued operations	3,007	1,033

Net cash provided by operating activities	597	5,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	165	243
Investments in securities	—	(400)
Purchases of property and equipment	(1,267)	(988)
Net investing activities from discontinued operations	(117)	12,358

Net cash provided by (used in) investing activities	(1,219)	11,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	50,000	—
Borrowings on Senior Convertible Notes	—	14,000
Repayments of debt	(75,102)	(29,888)
Issuance of common stock	19	—
Proceeds from issuance of stock under employee stock purchase plan	652	254
Payments for debt issuance costs	(1,245)	(1,196)
Purchase of treasury stock	(990)	—
Proceeds from exercise of stock options	2,178	392

Net cash used in financing activities	(24,488)	(16,438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(25,110)	712
CASH AND CASH EQUIVALENTS, beginning of period	44,153	31,672

CASH AND CASH EQUIVALENTS, end of period	$19,043	$32,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$13,270	8,692
Income taxes	$326	367

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

1. OVERVIEW

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

The accompanying unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended September 30, 2004, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Actual operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

RESTATEMENT OF FINANCIAL STATEMENTS

Effective for the fiscal year ended September 30, 2004, the Company restated its reported results for the six months ended March 31, 2004 and the years ended September 30, 2002 and 2003 pursuant to having determined that the timing of the recognition of revenue and costs on certain of its long-term construction contracts accounted for under the percentage-of-completion method of accounting and that the accounting for one of its investments warranted such restatement. For a complete description of the restatement, refer to Note 3 of the Company’s 2004 Annual Report on Form 10-K. As a result of the restatement, the following reported results as of and for the six and three months ended March 31, 2004 have been restated to reflect the revisions indicated:

	Six Months Ended March 31, 2004 (Unaudited)
	As Reported Restated for Discontinued Operations	Contract Adjustments	Investment Adjustments	As Restated
Statement of Operations Data:
Revenues	$604,835	$(3,594)	$—	$601,241
Cost of services	519,474	1,057	—	520,531

Gross profit	85,361	(4,651)	—	80,710
Selling, general and administrative expenses	63,448	—	—	63,448

Income from operations	21,913	(4,651)	—	17,262
Interest and other expense, net	18,056	—	432	18,488

Income/(loss) before income taxes	3,857	(4,651)	(432)	(1,226)
Provision/(benefit) for income taxes	(3,681)	(1,837)	(171)	(5,689)

Net income/(loss) from continuing operations	$7,538	$(2,814)	$(261)	$4,463
Net income from discontinued operations	4,236	62	—	4,298

Net income/(loss)	$11,774	$(2,752)	$(261)	$8,761

Basic earnings per share from continuing operations	$0.20	$(0.07)	$(0.01)	$0.12

Basic earnings per share from discontinued operations	$0.11	$0.00	$0.00	$0.11

Basic earnings per share	$0.31	$(0.07)	$(0.01)	$0.23

Diluted earnings per share from continuing operations	$0.19	$(0.07)	$(0.01)	$0.11

Diluted earnings per share from discontinued operations	$0.11	$0.00	$0.00	$0.11

Diluted earnings per share	$0.30	$(0.07)	$(0.01)	$0.22

	March 31, 2004
Consolidated Balance Sheet (Unaudited)	As Reported Restated for Discontinued Operations	Contract Adjustments	Investment Adjustments	As Restated
Assets:
Cash and cash equivalents	$19,043	$—	$—	$19,043
Accounts receivable, net	248,457	—	—	248,457
Cost and estimated earnings in excess of Billings on uncompleted contracts	42,494	(3,441)	—	39,053
Inventories	19,853	—	—	19,853
Prepaid expenses and other current assets	8,126	—	—	8,126
Assets held for sale associated with discontinued operations	97,767	62	—	97,829
Other current assets	18,072			18,072
Property and equipment, net	44,456	—	—	44,456
Goodwill, net	166,996	—	—	166,996
Other noncurrent assets	31,224	1,846	(1,848)	31,222

Total assets	$696,488	$(1,533)	$(1,848)	$693,107

Liabilities:
Current maturities of long-term debt	$7,272	$—	$—	$7,272
Accounts payable and accrued expenses	108,556	1,057	—	109,613
Billings in excess of cost and estimated earnings on uncompleted contracts	31,519	1,871	—	33,390
Liabilities related to assets held for sale associated with discontinued operations	18,155	—	—	18,155
Other current liabilities	640			640
Long-term debt, net of current maturities	42,954	—	—	42,954
Senior subordinated notes, net	173,244	—	—	173,244
Other noncurrent liabilities	33,081	(647)	—	32,434

Total liabilities	$415,421	$2,281	$—	$417,702
Stockholders’ equity	281,067	(3,814)	(1,848)	275,405

Total liabilities and stockholders’ equity	$696,488	$(1,533)	$(1,848)	$693,107

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including restricted stock grants and grants of employee stock options, to be recognized in income and measured at fair value. Additionally, employee stock purchase programs have increased restrictions to be considered noncompensatory; therefore, most of these plans, formerly accounted for as noncompensatory stock purchase plans, will be required to be measured and recorded at fair value. Fair value is calculated utilizing a stock-option pricing model, where necessary, including specific input assumptions delineated in the standard. SFAS 123R utilizes a “modified grant-date approach” where, regardless of vesting conditions based on service and performance, measurement of the fair value of awards is calculated on the grant date and amortized into income over the requisite service period for all awards that vest. Where vesting of awards does not occur, no compensation cost will be recognized. SFAS 123R also significantly changes the treatment of taxes related to share based payments from that required under SFAS 123 or Accounting Principles Board Opinion No. 25, Account for Stock Issued to Employees, (“APB 25”). Through March 31, 2005, the Company has accounted for share-based payments pursuant to APB 25 and provided the requisite pro forma disclosures delineated in SFAS 123 in the notes to the consolidated financial statements. Pursuant to APB 25, the Company has only recognized compensation expense for certain restricted stock grants made in the fiscal years 2002 and 2004; however, no compensation expense has been required to be recognized for any stock option grants nor for the employee stock purchase plan. The Company is required to adopt SFAS 123R effective October 1, 2005 and has two transition options under the new standard; however, the recognition of compensation cost is the same under both options. The Company believes the adoption of SFAS 123R will have a material effect on the consolidated financial results of the Company during the period of adoption, however, the full effect the adoption of SFAS 123R has not been determined as of March 31, 2005. While not necessarily representative, Note 1 is intended to show expense related to expensing stock options.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25 and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25 (See Note 6). During the three and six months ended March 31, 2005, the Company recorded compensation expense of $0.4 million and $0.6 million, respectively, in connection with restricted stock awards (See Note 6). Additionally, the Company recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 7).

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for the six and three months ended March 31, 2004 and 2005 (in thousands, except for per share data):

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net income, as reported	$2,472	$(13,226)	$8,761	$(30,834)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	151	413	201	629
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	443	660	814	838

Pro forma net income/(loss) for SFAS No. 123	$2,180	$(13,473)	$8,148	$(31,043)

Earnings/(loss) per share:
Basic – as reported	$0.06	$(0.34)	$0.23	$(0.79)
Basic – pro forma for SFAS No. 123	$0.06	$(0.34)	$0.21	$(0.80)

Earnings/(loss) per share:
Diluted – as reported	$0.06	$(0.34)	$0.22	$(0.79)
Diluted – pro forma for SFAS No. 123	$0.06	$(0.34)	$0.21	$(0.80)

2. BUSINESS DIVESTITURES

Discontinued Operations

During October 2004, the Company announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within the Company’s commercial segment. During November 2004, the Company’s management committed to a plan to complete the divestiture of these companies by the end of fiscal 2005. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. Management expects to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. Management does not foresee any significant changes in the plan, nor anticipates events requiring withdrawal from the plan. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented; therefore, other subsidiaries included in the Company’s divestiture plan will be included in future periods as they qualify for discontinued operations treatment. Depreciation expense associated with discontinued operations for the six months ended March 31, 2004 and 2005 was $0.9 million and $0.5 million, respectively.

During the six months ended March 31, 2005, the Company completed the sale of all the net assets of seven of its operating subsidiaries for $24.1 million in cash. These operating subsidiaries were located in the North, South, West, and Residential regions and primarily provided electrical contracting services for the commercial and industrial segments. The sale generated an after-tax gain of $0.2 million and has been recognized in the six months ended March 31, 2005 as discontinued operations in the consolidated income statement and the prior year’s six months ended March 31, 2004 results of operations have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Six Months Ended March 31,
	2004	2005
Revenues	$98,960	$62,469

Gross profit	$13,238	$5,464

Pretax income/(loss)	$5,356	$(11,210)

	Three Months Ended March 31,
	2004	2005
Revenues	$49,711	$24,470

Gross profit	$7,139	$1,912

Pretax income/(loss)	$3,451	$(4,785)

	Balance as of
	September 30, 2004	March 31, 2005
Accounts receivable, net	$50,385	$20,076
Inventory	4,769	2,310
Costs and estimated earnings in excess of billings on uncompleted contracts	8,427	3,567
Other current assets	318	507
Property and equipment, net	3,870	1,852
Goodwill, net	10,656	—
Other noncurrent assets	788	82

Total assets	$79,213	$28,394

Accounts payable and accrued liabilities	$13,286	$5,769
Billings in excess of costs and estimated earnings on uncompleted contracts	5,074	1,023
Long term debt, net of current portion	5	—
Other long term liabilities	256	256

Total liabilities	18,621	7,048

Net assets	$60,592	$21,346

Goodwill Impairment Associated with Discontinued Operations

During the three and six months ended March 31, 2005, the Company recorded a goodwill impairment charge of $3.4 million and $8.6 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of March 31, 2005, the Company had only sold a portion of the subsidiaries included in its divestiture plan; therefore, the Company utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. The Company does not expect any significant differences between those estimates and the actual proceeds to be received upon the sale of the subsidiaries, nor expects any significant effect on the goodwill impairment charge taken.

Impairment Associated with Discontinued Operations

In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three and six months ended March 31, 2005, the Company recorded an impairment charge of $0.3 million and $1.0 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 5).

3. DEBT

Credit Facility

On February 27, 2004, the Company amended and restated the $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. The Company used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of the Company’s long term bonds. Since

February 27, 2004, and through December 10, 2004, the Company amended the credit facility four times. The amendments reduced the facility commitment, provided for covenants or waivers that permitted the Company to file the Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted the Company to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit the Company to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on January 13, 2006. The Company has the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. The term loan of the credit facility is due by September 30, 2005. At March 31, 2005, the term loan had no outstanding borrowings. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the bank’s prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitments as of the beginning of each quarter. The Company’s direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the Company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA, as defined in the credit agreement, requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio. As of March 31, 2005, the Company was in violation of the minimum EBITDA covenant of the Credit Facility, as amended. The Company is in discussions with its bank group to have the covenant waived or the Facility otherwise amended to bring the company into compliance.

As of March 31, 2005, the Company had no amounts outstanding under the term loan portion of its Credit Facility, and $2.3 million outstanding under the revolving credit line portion of its Credit Facility, letters of credit outstanding under its Credit Facility of $42.7 million, and if compliance with the terms of the Credit Facility would have available borrowing capacity under its Credit Facility of $33.4 million. During the time of the existing Event of Default, as defined in the Credit Facility, no draws may be made under the Credit Facility. As a result of the change in the Company’s total capacity under the Credit Facility, as amended, pursuant to Emerging Issues Task Force Issue 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company recorded additional interest expense of $0.3 million related to the write off of deferred financing costs incurred prior to effecting the fourth amendment to the Credit Facility discussed above. This amount is included in interest expense related to the results of operations for the six months ended March 31, 2005.

Senior Subordinated Notes

The Company has outstanding two different series of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the six months ended March 31, 2004, the Company redeemed $75.0 million principal amount of its senior subordinated notes, paying a call premium of 4.7%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense. At March 31, 2005, the Company had $172.9 million in outstanding senior subordinated notes. The Company failed to timely file its June 30, 2004 Form 10-Q resulting in defaults under the indenture relating to the Company’s subordinated debt and senior secured credit facility. The Company has since cured all defaults under both series of its subordinated debt issues. If the senior Credit Facility is accelerated as a result of the default, then the trustee may declare a default under the senior subordinated notes.

Senior Convertible Notes

On November 24, 2004, the Company entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by the Company’s significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of the Company’s common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, the Company has the option to redeem the Senior Convertible Notes, subject to certain conditions. The net proceeds from the sale of the notes were used to prepay a portion of our senior secured Credit Facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended, or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. A default under the Credit Facility or the senior subordinated notes resulting in acceleration that is not cured within 30 days is also a cross default under the senior convertible notes.

On February 24, 2005 and following shareholder approval, the Company sold $14 million in principal amount of its Series B 6.5% Senior Convertible Notes due 2014 (the Notes), pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Notes issued by the Company in an initial private placement on November 24, 2004. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision and the value of the redemption premium that may be due in the event the Company redeems the notes prior to the stated maturity. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, the Company was required to also value the portion of the Notes that would settle in cash because of shareholder approval of the Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, the Company recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the six months ended March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At March 31, 2005, the fair value of the two remaining derivatives was $1.6 million. Additionally, the Company recorded at March 31, 2005 a net discount of $0.9 million which is being amortized over the remaining term of the Notes.

Debt consists of the following (in thousands):

	September 30, 2004	March 31, 2005
Secured Credit Facility and term loan with a group of lending institutions, due January 13, 2006, with an interest rate of 7.75%	$57,929	$2,334
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5% with an effective interest rate of 6.5%	—	50,000
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 9.8%	62,885	62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 10.00%	110,000	110,000
Other	125	174

Total debt	230,939	225,393
Less—short-term debt and current maturities of long-term debt	(42,993)	(2,382)
Less—unamortized discount on Senior Subordinated Notes	(2,307)	(2,044)
Less—unamortized discount on Senior Convertible Notes	—	(859)
Add—fair value of derivatives associated with the Senior Convertible Notes	—	1,595
Add—fair value of terminated interest rate hedge	2,630	2,328

Total long-term debt	$188,269	$224,031

4. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the six months ended March 31, 2004 and 2005 (in thousands, except share data):

	Six Months Ended March 31,
	2004	2005
	(restated)
Numerator:
Net income/(loss)	$8,761	$(30,834)

Denominator:
Weighted average shares outstanding—basic	38,408,067	39,033,061
Effect of dilutive stock options	605,820	—

Weighted average shares outstanding—diluted	39,013,887	39,033,061

Earnings/(loss) per share:
Basic	$0.23	$(0.79)
Diluted	$0.22	$(0.79)

For the six months ended March 31, 2004 and 2005, stock options of 2.2 million and 3.0 million representing common stock shares, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2004 and 2005 (in thousands, except share data):

	Three Months Ended March 31,
	2004	2005
	(restated)
Numerator:
Net income/(loss)	$2,472	$(13,226)

Denominator:
Weighted average shares outstanding—basic	38,544,198	39,149,769
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	38,544,198	39,149,769

Earnings/(loss) per share:
Basic	$0.06	$(0.34)
Diluted	$0.06	$(0.34)

For the three months ended March 31, 2004 and 2005, stock options of 2.2 million and 3.5 million representing common stock shares, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock.

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

Segment information for the six months ended March 31, 2004 and 2005 is as follows (in thousands):

	Six Months Ended March 31, 2004
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$456,802	$144,439	$—	$601,241
Cost of services	405,935	114,596	—	520,531

Gross profit	50,867	29,843	—	80,710
Selling, general and administrative	36,179	16,818	10,451	63,448

Income (loss) from operations	$14,688	$13,025	$(10,451)	$17,262

Other data:
Depreciation and amortization expense	$4,148	$605	$1,111	$5,864
Capital expenditures	1,089	724	1,024	2,837
Total assets	503,900	102,777	89,811	696,488

	Six Months Ended March 31, 2005
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$432,012	$141,044	$—	$573,056
Cost of services	394,407	111,950	—	506,357

Gross profit	37,605	29,094	—	66,699
Selling, general and administrative	38,428	17,515	15,565	71,508

Income (loss) from operations	$(823)	$11,579	$(15,565)	$(4,809)

Other data:
Depreciation and amortization expense	$4,310	$421	$1,259	$5,990
Capital expenditures	1,139	523	525	2,187
Total assets	407,075	37,154	88,237	532,466

Segment information for the three months ended March 31, 2004 and 2005 is as follows (in thousands):

	Three Months Ended March 31, 2004
	(restated)
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$217,085	$73,199	$—	$290,284
Cost of services	196,016	58,386	—	254,402

Gross profit	21,069	14,813	—	35,882
Selling, general and administrative	17,667	8,486	5,224	31,377

Income (loss) from operations	$3,402	$6,327	$(5,224)	$4,505

Other data:
Depreciation and amortization expense	$2,058	$327	$564	$2,949
Capital expenditures	447	422	398	1,267
Total assets	503,900	102,777	89,811	696,488

	Three Months Ended March 31, 2005
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$216,134	$71,387	$—	$287,521
Cost of services	198,357	56,109	—	254,466

Gross profit	17,777	15,278	—	33,055
Selling, general and administrative	18,921	9,023	7,960	35,904

Income (loss) from operations	$(1,144)	$6,255	$(7,960)	$(2,849)

Other data:
Depreciation and amortization expense	$2,332	$214	$750	$3,296
Capital expenditures	495	347	146	988
Total assets	407,075	37,154	88,237	532,466

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

In December 2003, the Company granted a restricted stock award of 242,295 shares under its 1999 Plan to certain employees. This award vests in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which is recognized as compensation expense over the related two year vesting period. On December 1, 2004, 113,275 restricted shares vested under this award. During the period December 1, 2003 through November 30, 2004, 15,746 shares of those originally awarded were forfeited.

In January 2005, the Company granted a restricted stock award of 365,564 shares under its 1999 Plan to certain employees. This award vests in equal installments on January 3, 2006 and 2007, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $1.7 million, which is recognized as compensation expense over the related two year vesting period. During the three months ended March 31, 2004 and 2005, the Company amortized $0.2 million and $0.4 million, respectively to expense in connection with these awards. During the six months ended March 31, 2004 and 2005, the Company amortized $0.3 million and $0.6 million, respectively, to expense in connection with these awards.

7. EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended. In the six months ended March 31, 2004 and 2005, 199,438 and 61,541 shares were issued under the ESPP, respectively. The Company suspended contributions to the Plan for the period January 1, 2005 through June 30, 2005 and may elect to do so in the future.

8. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty and it is possible that the results of legal proceedings individually or cumulatively may materially adversely affect the Company, in the opinion of the Company, all such proceedings are either adequately covered by insurance or financial reserves or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.

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

Some of the Company’s customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At March 31, 2005, $1.1 million of the Company’s outstanding letters of credit were to collateralize its customers.

Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2005, $36.3 million of the Company’s outstanding letters of credit were to collateralize its insurance program.

Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of March 31, 2005, the Company’s cost to complete projects covered by surety bonds was approximately $150.6 million and utilized a combination of $17.5 million in cash and letters of credit totaling $5.0 million to collateralize its bonding program.

In April 2000, the Company committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2005, the Company had invested $3.5 million under the Company’s commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2004 and March 31, 2005 was $3.0 million and $3.3 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, the Company does not record unrealized losses for the EnerTech investment that it believes are temporary in nature. As of March 31, 2005, the fair value of the Company’s share of the EnerTech fund approximated the carrying value. If facts arise that lead the Company to determine that such unrealized losses are not temporary, the Company will write down the investment in EnerTech through a charge to other expense during the period of such determination.

9. SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company sold substantially all the net assets of three commercial business units for total proceeds of $4.9 million. These business units were included in the Company’s aforementioned plan (see Note 2) to divest certain identified subsidiaries. The business units had revenues of $11.1 million and $9.1 million and operating income of $1.1 million and $0.4 million for the six months ended March 31, 2004 and 2005, respectively. The results of operations from these business units are included in the results from discontinued operations in the statement of operations for the three and six months ended March 31, 2004 and 2005.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least quarterly at the end of each fiscal quarter at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at March 31, 2005, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

The following table presents selected unaudited historical financial information for the three months ended March 31, 2004 and 2005.

	Six Months Ended March 31,
	2004	%	2005	%
	(restated)
	(dollars in millions)
Revenues	$601.2	100%	$573.1	100%
Cost of services (including depreciation)	520.5	87%	506.4	88%

Gross profit	80.7	13%	66.7	12%
Selling, general & administrative expenses	63.4	10%	71.5	13%

Income/(loss) from operations	17.3	3%	(4.8)	(1)%
Interest and other expense, net	18.5	3%	13.8	2%

Income/(loss) before income taxes	(1.2)	0%	(18.6)	(3)%
Provision/(benefit) for income taxes	(5.7)	(1)%	0.9	0%

Income/(loss) from continuing operations	4.5	1%	(19.5)	(3)%
Net income/(loss) from discontinued operations	4.3	1%	(11.3)	(2)%

Net income/(loss)	$8.8	2%	$(30.8)	(5)%

REVENUES

	Percent of Total Revenues
	Six Months Ended March 31,
	2004	2005
Commercial and Industrial	76%	75%
Residential	24%	25%

Total Company	100%	100%

Total revenues decreased $28.1 million, or 4.7%, from $601.2 million for the six months ended March 31, 2004, to $573.1 million for the six months ended March 31, 2005. This decrease in revenues is primarily the result of a decrease in revenues of $36.4 million in certain commercial markets resulting from the decrease in the award of bonded projects and a decrease of $3.4 million in residential revenues for the six months ended March 31, 2005.

Commercial and industrial revenues decreased $24.6 million, or 5.4%, from $456.8 million for the six months ended March 31, 2004, to $432.0 million for the six months ended March 31, 2005. The decrease is due to a decrease in industrial revenues of $30.0 million primarily in the North, South and West regions for the six months ended March 31, 2004 versus March 31, 2005 due to decreased spending in these markets and a decrease in the award of bonded projects. Additionally, a decrease of $7.9 million in service and maintenance revenues in our North and West regions attributed to the overall decrease for the same periods compared.

Residential revenues decreased $3.4 million, or 2.4%, from $144.4 million for the six months ended March 31, 2004 to $141.0 million for the six months ended March 31, 2005, primarily as a result of decreased demand for new single-family and multi-family housing.

GROSS PROFIT

	Segment Gross Profit Margins As a Percent of Segment Revenues
	Six Months Ended March 31,
	2004	2005
Commercial and Industrial	11.1%	8.7%
Residential	20.7%	20.6%

Total Company	13.4%	11.8%

Gross profit decreased $14.0 million, or 17.3%, from $80.7 million for the six months ended March 31, 2004, to $66.7 million for the six months ended March 31, 2005. Gross profit margin as a percentage of revenues decreased from 13.4% to 11.6% for the six months ended March 31, 2004 compared to six months ended March 31, 2005. The decline in gross margin from the six months ended March 31, 2004 compared to the six months ended March 31, 2005 was primarily due to a combination of an increase in insurance reserves of $1.0 million, increased competition and costs of materials that have not fully been passed to customers in our residential segment, decreased profitability due to closing utility and plant work at one subsidiary and decreased award of bonded projects in our commercial and industrial segment. During the six months ended March 31, 2005, we recorded $0.2 million additional accumulated amortization in cost of revenues for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.

Commercial and industrial gross profit decreased $13.3 million, or 26.1%, from $50.9 million for the six months ended March 31, 2004 to $37.6 million for the six months ended March 31, 2005. Commercial and industrial gross profit margin as a percentage of revenues decreased from 11.1% for the six months ended March 31, 2004, to 8.7% for the six months ended March 31, 2005. This decrease in gross profit margin as a percentage of revenues was primarily the result of reduced job profitability at specific subsidiaries and decreased awards of bonded projects. Additionally, we are also closing the utility and plant work at one subsidiary which accounted for $2.9 million gross profit loss during the six months ended March 31, 2005.

Residential gross profit decreased $0.7 million, or 2.5%, from $29.8 million for the six months ended March 31, 2004, to $29.1 million for the six months ended March 31, 2005. Residential gross profit margin as a percentage of revenues decreased from 20.7% for the six months ended March 31, 2004, to 20.6% for the six months ended March 31, 2005. This decrease in gross profit margin as a percentage of revenues was primarily the result of increased competition for work and higher overall costs for materials that we cannot pass on to our customers in markets we serve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $8.1 million, or 12.8%, from $63.4 million for the six months ended March 31, 2004, to $71.5 million for the six months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues increased from 10.6% for the six months ended March 31, 2004 to 12.5% for the six months ended March 31, 2005. Additional costs of $2.4 million in legal fees resulted from the combination of not timely filing our fiscal third quarter 2004 Form 10-Q and other litigation during the six months ended March 31, 2005. Additional consulting fees during the six months ended March 31, 2005 associated with Sarbanes-Oxley compliance was $0.4 million that were not incurred during the six months ended March 31, 2004. Additional costs of $2.3 million were incurred during the six months ended March 31, 2005 associated with an incentive program that were not incurred during the six months ended March 31, 2004. Additional costs for the impairment of goodwill were included during the six months ended March 31, 2005 relating to a company formally included in discontinued operations and currently included in continuing operations of $0.6 million. During the six months ended March 31, 2005, we recorded $0.5 million additional accumulated amortization in selling, general and administrative expenses for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.

INCOME FROM OPERATIONS

Income from operations decreased $22.1 million, or 127.7%, from $17.3 million for the six months ended March 31, 2004, to an operating loss of $4.8 million for the six months ended March 31, 2005. This decrease in income from operations was attributed to increased competition and costs of materials that have not fully been passed to customers, closing utility and plant work at one subsidiary and additional accumulated depreciation recorded for leasehold improvements during the six months ended March 31, 2005 over the same period in the prior year and the increase in selling, general, and administrative costs of $8.1 million during the six months ended March 31, 2005.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $18.5 million for the six months ended March 31, 2004, to $13.8 million for the six months ended March 31, 2005. This decrease in net interest and other expense was primarily the result of a $5.2 million loss associated with retiring $75 million of senior subordinated notes during the six months ended March 31, 2004 not included during the six months ended March 31, 2005. This decrease is partially offset by an increase in interest expense during the six months ended March 31, 2005 for $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our senior convertible notes issued in November 2004.

PROVISION FOR INCOME TAXES

Our tax provision increased from a tax benefit of $5.7 million for the six months ended March 31, 2004 to a tax provision of $0.9 million for the six months ended March 31, 2005. This increase is attributable a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

The following table presents selected unaudited historical financial information for the three months ended March 31, 2004 and 2005.

	Three Months Ended March 31,
	2004	%	2005	%
	(restated)
	(dollars in millions)
Revenues	$290.3	100%	$287.5	100%
Cost of services (including depreciation)	254.4	88%	254.5	88%

Gross profit	35.9	12%	33.0	11%
Selling, general & administrative expenses	31.4	11%	35.9	12%

Income/(loss) from operations	4.5	1%	(2.9)	(1)%
Interest and other expense, net	11.9	4%	4.9	2%

Income/(loss) before income taxes	(7.4)	(3)%	(7.8)	(3)%
Provision/(benefit) for income taxes	(6.9)	(3)%	0.7	0%

Income/(loss) from continuing operations	(0.5)	0%	(8.5)	(3)%
Net income/(loss) from discontinued operations	2.9	0%	(4.8)	(2)%

Net income/(loss)	$2.4	0%	$(13.3)	(5)%

REVENUES

	Percent of Total Revenues
	Three Months Ended March 31,
	2004	2005
Commercial and Industrial	75%	75%
Residential	25%	25%

Total Company	100%	100%

Total revenues decreased $1.6 million, or 0.6%, from $290.3 million for the three months ended March 31, 2004, to $288.7 million for the three months ended March 31, 2005. This decrease in revenues is primarily the result of a decrease in revenues of $1.8 million in residential revenues for the three months ended March 31, 2005, offset partially by an increase of $0.2 million in commercial and industrial revenues.

Commercial and industrial revenues decreased $1.0 million, or 0.5%, from $217.1 million for the three months ended March 31, 2004, to $216.1 million for the three months ended March 31, 2005. The decrease was primarily related to an underperforming subsidiary in the South region.

Residential revenues decreased $1.8 million, or 2.5%, from $73.2 million for the three months ended March 31, 2004 to $71.4 million for the three months ended March 31, 2005, primarily as a result of decreased demand for new single-family and multi-family housing.

GROSS PROFIT

	Segment Gross Profit Margins As a Percent of Segment Revenues
	Three Months Ended March 31,
	2004	2005
Commercial and Industrial	9.7%	8.2%
Residential	20.2%	21.4%

Total Company	12.4%	11.9%

Gross profit decreased $1.7 million, or 4.7%, from $35.9 million for the three months ended March 31, 2004, to $33.0 million for the three months ended March 31, 2005. Gross profit margin as a percentage of revenues decreased from 12.4% to 11.5% for the three months ended March 31, 2004 compared to three months ended March 31, 2005. The decline in gross margin from the three months ended March 31, 2004 compared to the three months ended March 31, 2005 was primarily due to a combination of increased insurance reserves, increased competition and costs of materials that have not fully been passed to customers in our residential segment, decreased profitability due to closing utility and plant work at one subsidiary and decreased award of bonded projects in our commercial and industrial segment. During the three months ended March 31, 2005, we recorded $0.2 million additional accumulated amortization in cost of revenues for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.

Commercial and industrial gross profit decreased $2.1 million, or 10.1%, from $21.1 million for the three months ended March 31, 2004 to $17.7 million for the three months ended March 31, 2005. Commercial and industrial gross profit margin as a percentage of revenues decreased from 9.7% for the three months ended March 31, 2004, to 8.2% for the three months ended March 31, 2005. This decrease in gross profit margin as a percentage of revenues was primarily the result of reduced job profitability at specific subsidiaries and decreased awards of bonded projects. Additionally, we are also closing the utility and plant work at one subsidiary which accounted for $2.1 million gross profit loss during the three months ended March 31, 2005.

Residential gross profit increased $0.5 million, or 3.1%, from $14.8 million for the three months ended March 31, 2004, to $15.3 million for the three months ended March 31, 2005. Residential gross profit margin as a percentage of revenues increased from 20.2% for the three months ended March 31, 2004, to 21.4% for the three months ended March 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $4.5 million, or 14.3%, from $31.4 million for the three months ended March 31, 2004, to $35.9 million for the three months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues increased from 10.8% for the three months ended March 31, 2004 to 12.5% for the three months ended March 31, 2005. Additional costs of $1.3 million were incurred during the three months ended March 31, 2005 associated with an incentive program that were not incurred during the three months ended March 31, 2004. Additional costs for legal fees during the three months ended March 31, 2005 resulted from litigation was $2.4 million. Additional consulting fees during the three months ended March 31, 2005 associated with Sarbanes-Oxley compliance was $0.3 million that were not incurred during the three months ended March 31, 2004. During the three months ended March 31, 2005, we recorded $0.5 million additional accumulated amortization in selling, general and administrative expenses for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.

INCOME FROM OPERATIONS

Income from operations decreased $7.4 million, or 164.4%, from $4.5 million for the three months ended March 31, 2004, to an operating loss of $2.9 million for the three months ended March 31, 2005. This decrease in income from operations was attributed to increase competition and costs of materials that have not fully been passed to customers, closing utility and plant work at one subsidiary and additional accumulated depreciation recorded for leasehold improvements during the three months ended March 31, 2005 over the same period in the prior year and the increase in selling, general, and administrative costs of $4.6 million during the three months ended March 31, 2005.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $11.9 million for the three months ended March 31, 2004, to $4.9 million for the three months ended March 31, 2005. This decrease in net interest and other expense was primarily the result of a $5.2 million loss associated with retiring $75 million of senior subordinated notes during the six months ended March 31, 2004 not included during the six months ended March 31, 2005 and $2.0 million related to the marking to market of certain derivatives associated with our senior convertible notes.

PROVISION FOR INCOME TAXES

Our tax provision increased from a tax benefit of $6.9 million for the three months ended March 31, 2004 to a tax provision of $0.6 million for the three months ended March 31, 2005. This increase is attributable a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.

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

During the six months ended March 31, 2005, the Company completed the sale of all the net assets of seven of its operating subsidiaries for $24.1 million in cash. These operating subsidiaries primarily provided electrical contracting services for the commercial segment. The sale generated an after-tax gain of $0.2 million and has been recognized in the six months ended March 31, 2005 as discontinued operations in the consolidated income statement and the prior year’s six months ended March 31, 2004 results of operations have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Six Months Ended March 31,
	2004	2005
Revenues	$98,960	$62,469

Gross profit	$13,238	$5,464

Pretax income/(loss)	$5,356	$(11,210)

	Three Months Ended March 31,
	2004	2005
Revenues	$49,711	$24,470

Gross profit	$7,139	$1,912

Pretax income/(loss)	$3,451	$(4,785)

	Balance as of
	September 30, 2004	March 31, 2005
Accounts receivable, net	$50,385	$20,076
Inventory	4,769	2,310
Costs and estimated earnings in excess of billings on uncompleted contracts	8,427	3,567
Other current assets	318	507
Property and equipment, net	3,870	1,852
Goodwill, net	10,656	—
Other noncurrent assets	788	82

Total assets	$79,213	$28,394

Accounts payable and accrued liabilities	$13,286	$5,769
Billings in excess of costs and estimated earnings on uncompleted contracts	5,074	1,023
Long term debt, net of current portion	5	—
Other long term liabilities	256	256

Total liabilities	18,621	7,048

Net assets	$60,592	$21,346

During the fiscal second quarter ended March 31, 2005, we recorded a goodwill impairment charge of $8.6 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal third quarter 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. As of March 31, 2005, we had only sold a portion of the subsidiaries included in our divestiture plan; therefore, we utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. We do not expect any significant differences between those estimates and the actual proceeds to be received upon the sale of the subsidiaries, nor expect any significant effect on the goodwill impairment charge taken.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the fiscal second quarter ended March 31, 2005, we recorded an impairment charge of $1.0 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal third quarter 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations (see Note 5).

WORKING CAPITAL

	September 30, 2004	March 31, 2005
	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$22,232	$32,384
Accounts receivable:
Trade, net of allowance of $4,103 and $2,962 respectively	211,279	195,416
Retainage	57,647	55,577
Costs and estimated earnings in excess of billings on uncompleted contracts	33,389	34,983
Inventories	17,888	19,509
Prepaid expenses and other current assets	12,989	22,064
Assets held for sale associated with discontinued operations	79,213	28,394

Total current assets	$434,637	$388,327

CURRENT LIABILITIES:
Current maturities of long-term debt	$42,993	2,382
Accounts payable and accrued expenses	136,213	129,845
Billings in excess of costs and estimated earnings on uncompleted contracts	32,515	36,016
Liabilities related to assets held for sale associated with discontinued operations	18,621	7,048

Total current liabilities	$230,342	$175,291

Working capital	$204,295	$213,036

Total current assets decreased $46.3 million, or 10.7%, from $434.6 million as of September 30, 2004 to $388.3 million as of March 31, 2005. This decrease is primarily the result of a $15.9 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $50.8 million decrease in assets held for sale associated with discontinued operations due to the sale of seven business units during the six months ended March 31, 2005; offset by an increase in prepaid expenses and other current assets of $9.1 million from additional cash collateral deposited with our surety bonding company, and a net increase in cash of $10.2 resulting from the proceeds received from the issuance of our senior convertible bonds in November 2004 and $65.6 million in payments on the term loan portion of our Credit Facility, a portion of the proceeds received from assets sales and the focus on collections.

As of March 31, 2005, the status of our costs in excess of billings versus our billings in excess of costs improved over that at September 30, 2004; and days sales outstanding decreased 1.3% from September 30, 2004 to March 31, 2005. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 97.9% at September 30, 2004 to 97.7% at March 31, 2005, when adjusted for a balance of $5.2 million as of March 31, 2005 in long-standing receivables also outstanding at September 30, 2004, but not fully collected by March 31, 2005. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected within the fiscal year ended September 30, 2005. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Although improvement was experienced over the periods discussed, some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowances for doubtful accounts are sufficient to cover any uncollectible accounts.

Total current liabilities decreased $55.0 million, or 23.9%, from $230.3 million as of September 30, 2004 to $175.3 million as of March 31, 2005. This decrease is primarily the result of a $40.6 million decrease in current maturities of long-term debt related to payments on our Credit Facility, $5.7 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business during the six months ended March 31, 2005, a $11.6 million decrease related to the sale of six business units during the six months ended March 31, 2005 pursuant to a divestiture plan previously disclosed; offset by a $2.3 million increase in billings in excess of costs.

Working capital increased $8.7 million, or 4.3%, due primarily to cash proceeds received from the issuance of $50.0 million in senior convertible bonds during the six months ended March 31, 2005; offset by a net $10.0 million decrease resulting from net decreases in accounts receivable and accounts payable and accrued expenses associated with reduced operating activity resulting from both seasonality of the business and a decrease in the award of bonded projects, $39.2 decrease in working capital from the sale of seven subsidiaries during the six months ended March 31, 2005. See “Liquidity and Capital Resources” below for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of $32.4 million, working capital of $213.0 million, outstanding borrowings of $2.3 million under our credit facility and term loan, $42.7 million of letters of credit outstanding, and if we were in compliance with the terms of our Credit Facility would have available capacity under our credit facility of $33.4 million. The amount outstanding under our senior subordinated notes was $172.9 million and $50.0 million outstanding under our senior convertible notes.

During the six months ended March 31, 2005, we used $3.5 million of net cash from operating activities. This net cash used by operating activities comprised of a net loss of $30.8 million, decreased by a $11.3 million net loss from discontinued operations, $0.4 million net operating cash flows from discontinued operations, and $11.9 million of non-cash charges related primarily to $1.7 million of depreciation of deferred financing costs and $6.0 million of other depreciation and amortization expense, and $1.3 million bad debt expense; and offset by changes in working capital of $2.5 million. Working capital changes consisted of a $1.6 million increase in trade accounts receivable due to the timing of collections, $9.5 million increase in prepaid expenses and other current assets due to cash deposited with our surety bonding company collateralizing our surety bonds. Additionally, accounts payable and accrued expenses decreased $5.7 million due to the timing of payments from period to period, and billings in excess of costs increased $3.5 million. Net cash provided by investing activities was $21.8 million, consisting primarily of $24.1 million in proceeds received for the sale of six business units during the six months ended March 31, 2005 included in net cash provided by investing activities related to discontinued operations, offset by $2.2 million related to the purchase of property and equipment. Net cash provided by financing activities was $8.5 million, resulting primarily from the receipt of $60.0 million in senior convertible notes and additional drawings on our Credit Facility and $0.6 million in proceeds from exercise of stock options, offset by $65.6 million in payments made on our Credit Facility and term loan and $3.9 million in financing costs capitalized primarily associated with the issuance of our senior convertible notes.

On November 5, 2003, we commenced a $13 million share repurchase program. We used approximately $4.6 million in cash generated from operations to repurchase 549,200 shares during the year ended September 30, 2004 under this program. The terms of our credit facility, as amended, restrict our ability to repurchase shares under this program; therefore, no shares were repurchased under this program for the six months ended March 31, 2005.

On February 27, 2004, we amended and restated our $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. We used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of our long term bonds. Since February 27, 2004, and through December 10, 2004, we have amended the credit facility four times. The amendments provided, among other things, for covenants or waivers that permit us to file our Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted us to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit us to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on January 13, 2006. We have the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. The term loan of the credit facility is due by September 30, 2005. At March 31, 2005, the term loan had no outstanding borrowings. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the banks prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitment as of the beginning of each quarter beginning January 1, 2005. Our direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio. As of March 31, 2005, we were in violation of the minimum EBITDA covenant of the credit facility, as amended. We are in discussions with the bank group to have the covenant waived or otherwise amended to bring the company into compliance.

We have outstanding two different series of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the six months ended March 31, 2004, we redeemed $75.0 million principal amount of our senior subordinated notes, paying a call premium of 4.7%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense. At March 31, 2005, we had $172.9 million in outstanding senior subordinated notes. We failed to timely file our June 30, 2004 Form 10-Q resulting in defaults under the indenture relating to our subordinated debt and senior secured credit facility. We have since cured all defaults under our subordinated debt. If the senior Credit Facility is accelerated as a result of the existing default, then the trustee may declare a default under the senior subordinated notes.

Senior Convertible Notes

On November 24, 2004, we entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, we have the option to redeem the Senior Convertible Notes, subject to certain conditions. The net proceeds from the sale of the notes were used to prepay a portion of our senior secured Credit Facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended, or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. An acceleration under the Credit Facility or the senior subordinated notes that is not cured within 30 days is also a cross default under the senior convertible notes. As a result, unless our existing default under our credit facility is cured within 30 days, it will become a default under our senior convertible notes.

On February 24, 2005, and following shareholder approval, we sold $14 million in principal amount of its Series B 6.5% Senior Convertible Notes due 2014 (the Notes), pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Notes issued by us in an initial private placement on November 24, 2004. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision and the value of the redemption premium that may be due in the event we redeem the notes prior to the stated maturity. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Notes that would settle in cash because shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the six months period ended March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At March 31, 2005, the fair value of the two remaining derivatives was $1.6 million. Additionally, we recorded at March 31, 2005 a net discount of $0.9 million which is being amortized over the remaining term of the Notes.

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

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At March 31, 2005, $1.1 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2005, $36.3 million of our outstanding letters of credit were to collateralize our insurance program.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2005, our cost to complete projects covered by surety bonds was approximately $150.6 million and utilized a combination of $17.5 million in cash and letters of credit totaling $5.0 million to collateralize its bonding program.

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2005, we had invested $3.5 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2004 and March 31, 2005 was $3.0 million and $3.3 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that we believe are temporary in nature. As of March 31, 2005, the fair value of our share of the EnerTech fund approximated the carrying value. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.

Our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands)(1):

	2005	2006	2007	2008	2009	Thereafter	Total
Debt obligations	$2,401	$32	$16	$10	$172,889	$50,000	$225,348
Operating lease obligations	8,208	10,728	7,689	4,622	3,011	3,281	37,539
Deferred and contingent tax liabilities	525	8,620	4,461	236	—	—	13,842
Capital lease obligations	24	11	3	3	3	1	45

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2005	2006	2007	2008	2009	Thereafter		Total
Standby letters of credit	$—	$42,696	$—	$—	$—	$—		$42,696
Other commercial commitments	$—	$—	$—	$—	$—	$1,100	(2)	$1,100

(2)	Balance of investment commitment in EnerTech.

OUTLOOK

Economic conditions across the country are challenging, although construction industry spending is expected to increase by two percent in 2005 according to F.W. Dodge. We continue to focus on collecting receivables and reducing days sales outstanding. We will continue to take steps to reduce our costs. We have made significant reductions in administrative overhead at the home office and in the field. We have elected to sell or close certain operations. Those operations that we have designated to be sold or closed generated total revenues in fiscal 2004 of $247.4 million and operating losses of $4.7 million. If we are successful in our efforts to sell these operations, their revenue and income (loss) contributions will no longer be included in our results of operations and the sales proceeds will be used primarily to reduce our indebtedness. As we continue to divest of operations and cut costs our outlook will change. Therefore, we are not providing guidance at this time on future results.

We expect to generate cash flow from operations, sales of businesses and borrowing under our credit facility. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that these combined cash flows will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures of approximately $5.0 million for the fiscal year ended September 30, 2005. Our ability to generate cash flow is dependent on many factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements.”

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including restricted stock grants and grants of employee stock options, to be recognized in income and measured at fair value. Additionally, employee stock purchase programs have increased restrictions to be considered noncompensatory; therefore, most of these plans, formerly accounted for as noncompensatory stock purchase plans, will be required to be measured and recorded at fair value. Fair value is calculated utilizing a stock-option pricing model, where necessary, including specific input assumptions delineated in the standard. SFAS 123R utilizes a “modified grant-date approach” where, regardless of vesting conditions based on service and performance, measurement of the fair value of awards is calculated on the grant date and amortized into income over the requisite service period for all awards that vest. Where vesting of awards does not occur, no compensation cost will be recognized. SFAS 123R also significantly changes the treatment of taxes related to share based payments from that required under SFAS 123 or Accounting Principles Board Opinion No. 25, Account for Stock Issued to Employees, (“APB 25”). Through March 31, 2005, we have accounted for share-based payments pursuant to APB 25 and provided the requisite pro forma disclosures delineated in SFAS 123 in the notes to the consolidated financial statements. Pursuant to APB 25, we have only recognized compensation expense for certain restricted stock grants made in the fiscal years 2002 and 2004; however, no compensation expense has been required to be recognized for any stock option grants nor for the employee stock purchase plan. We are required to adopt SFAS 123R effective July 1, 2005 and have two transition options under the new standard; however, the recognition of compensation cost is the same under both options. We believe the adoption of SFAS 123R will have a material effect on our consolidated financial results during the period of adoption, however, the full effect the adoption of SFAS 123R has not been determined as of March 31, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility, senior convertible notes cash settlement obligation and fluctuations in commodity prices for copper products, steel products and fuel. Outstanding borrowings under our credit facility and senior convertible notes was $2.3 million and $50.0 million, respectively as of March 31, 2005. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision and the value of the redemption premium that may be due in the event we redeem the notes prior to the stated maturity. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Notes that would settle in cash because shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the six months period ended March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At March 31, 2005, the fair value of the two remaining derivatives was $1.6 million. Additionally, we recorded at March 31, 2005 a net discount of $0.9 million which is being amortized over the remaining term of the Notes. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations and their indicated fair market value at March 31, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities—Debt:
Variable Rate (term loan)	$—	$2,334	$—	$—	$—	$—	$2,334
Variable Interest Rate	—	7.25%	—	—	—	—	7.25%
Fixed Rate (senior subordinated notes)	$—	$—	$—	$—	$172,885	$—	$172,885
Fixed Interest Rate	—	—	—	—	9.375%	—	9.375%
Fixed Rate (senior convertible notes)	$—	$—	$—	$—	$—	$50,000	$50,000
Fixed Interest Rate	—	—	—	—	—	6.5%	6.5%
Fair Value of Debt:
Variable Rate							$2,334
Fixed Rate (senior subordinated notes)							$165,105
Fixed Rate (senior convertible notes)							$51,595

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2005. Based upon that evaluation, the Company took the following steps to improve the functioning of its disclosure controls:

•	Changed the reporting relationships of regional controllers, so that they report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer and the disclosure committee.

•	Conducted further follow up of the investigation of accounting matters related to the identified material weaknesses at the direction and under the supervision of the Audit Committee of the Board of Directors.

•	Provided accounting briefings to subsidiary management to clarify and strengthen management’s understanding of the Company’s revenue recognition policies and the reporting by subsidiaries of revenue and write-downs on contracts.

•	Expanded the form of certification used for subsidiary presidents and controllers so that exceptions are identified to the chief accounting officer and the disclosure committee to permit further review and gathering of information and more timely disclosure.

The conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2005, was based on the identification of two material weaknesses in internal control in August 2004 and the identification of a material weakness during the March 2005 quarter, for which remediation is still ongoing.

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

In response to the issues identified above, by letter dated August 12, 2004, Ernst & Young, IES’ independent auditors, issued a letter to IES advising the Company that they had identified two deficiencies in the design of internal controls that are material weaknesses:

•	First, at one subsidiary, certain administrative costs were inappropriately recorded as additional contract costs on a large cost-plus contract, which resulted in the deferral of expenses and overstatement of revenues for the first quarter of fiscal 2002. Additionally, the subsidiary recorded margin on that same contract of up to 8% when the contract only allowed for costs plus a maximum of 6%.

•	Second, the Company recorded an additional $4.3 million in adjustments to contract cost, reversal of revenue and other issues. The auditors concluded that the Company’s lack of timely updating of estimated costs to complete contracts and lack of monitoring revenue recognition policies was a deficiency and material weakness.

To address the issues described above, IES’ management made the policy, training, controls and organizational changes described below:

•	IES is reviewing its internal controls by to improve the functioning of internal controls and address the potential deficiencies and weaknesses.

•	The number of reporting regions was reduced, and a new “rapid response” team was created to step in and assist subsidiaries experiencing difficulties to accelerate corrective measures.

•	Implementation of new and significantly expanded training programs for employees responsible for financial reporting.

•	The form of certification used for subsidiary presidents and controllers was revised and expanded.

•	Reporting relationships were changed so that regional controllers report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer.

•	A centralized accounting system has been implemented at 90 percent of the Company’s subsidiaries as of March 2005. This accounting system permits remote access and increased oversight of the accounting records at each subsidiary location. The increased automation of the revenue reporting process has strengthened the Company’s internal controls.

•	IES is implementing policies to require additional support in narrative or other form to document probable collection of larger aged accounts receivable. Under the revised policy, evidence required to recognize revenue will be a written or oral change order or notice to proceed.

•	IES is clarifying and improving its accounting policies, including its policies regarding revenue recognition, ethics compliance and contract documentation, and providing the policies in language and format that are more readily usable.

•	IES increased its regional and corporate monitoring procedures including consolidated five quarter fade reviews, troubled contract reviews, revenues at risk analysis and increased involvement from regional and corporate accounting in significant judgments.

•	IES will continue to leverage the capabilities of its reporting system, improve the documentation of the cost to complete calculation and formalize the process for monthly work in process review meetings.

At March 31, 2005, the Company does not believe that the material weakness relating to the timely updating of estimated costs to complete contracts has been remediated. The company expects that further training, process improvement, and monitoring of compliance with the Company’s revenue recognition policies is required to fully remediate this material weakness. The Company’s auditors concur that these steps are required to fully remediate the material weakness and include their suggestions. IES believes these changes allow it to better enforce controls and detect potential issues more quickly in the future.

During the second quarter 2005, the Company received a letter from its external auditors identifying matters involving internal control over financial reporting and its operation that they considered to be a material weakness. This weakness was identified upon the Company filing an amended Form 10-Q to correct a material error in the Company’s segment reporting footnote. The material weakness relates to the operation of the Company’s financial reporting process including an under resourced accounting staff which prevents adequate review and supervision, and the lack of certain management review during the financial reporting process.

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

At March 31, 2005, the Company believes the additional staff and processes identified above will serve to remediate the identified material weakness.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

Between August 20 and October 4, 2004, five putative securities class action lawsuits were filed against IES and certain of its officers and directors. The five lawsuits are consolidated and currently pending in the United States District Court for the Southern District of Texas under the caption Orem v. Integrated Electrical Services, Inc., et al., No. H-04-3342. The separate actions generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making incomplete or false and misleading statements about the Company’s financial statements in 2003 and 2004, violating generally accepted accounting principles, engaging in insider trading, and allowing the Company to enter into a $175 million credit facility. The plaintiffs seek unspecified monetary damages, including legal fees, for a putative class of purchasers of IES stock between November 10, 2003 and August 13, 2004. On March 23, 2005, the Court appointed lead plaintiff and lead counsel. Under the parties’ agreed scheduling order, the lead plaintiff has 60 days from March 23, 2005 to file a consolidated amended complaint, and defendants have 60 days to file a response. If defendants file a motion to dismiss the consolidated amended complaint, lead plaintiff will have 45 days to respond, and defendants will have 21 days to file a reply.

On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the putative class action complaints, and adds common law claims against the individual defendants. The plaintiff in the shareholder derivative action seeks unspecified amounts of damages, interest and costs, including legal fees. By agreement, the defendants will not respond to this action until the plaintiff files an amended petition, which has not yet occurred.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(Amounts in thousands, except per share amounts)
January 1, 2005—January 31, 2005	—	$—	—	$8,353
February 1, 2005—February 28, 2005	—	—	—	8,353
March 1, 2005—March 31, 2005	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 Million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The terms of the Company’s credit facility, as amended, restricts its ability to repurchase its common stock under this program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.	The Company held its annual meeting of Stockholders in Houston, Texas on February 17, 2005. The following sets forth matters submitted to a vote of the stockholders:

B.	The following individuals were elected to the Board of Directors as stated in the Company’s Proxy Statement dated January 19, 2005, for terms expiring at the 2008 annual stockholders’ meeting or until their successors have been elected and qualified—Class I Directors: Ronald P. Badie and Alan R. Sielbeck.

Mr. Badie was elected by a vote of 32,616,016 shares, being more than a majority of the common stock of the Company, and 983,381 shares withheld. Mr. Sielbeck was elected by a vote of 32,695,035 shares, being more than a majority of common stock of the Company and 904, 362 shares withheld.

C.	The stockholders approved the private placement of up to an aggregate of $50 million in principal amount of the Company’s Series A and B 6.5% Senior Convertible Notes due in 2014 and the issuance of shares of the Company’s common stock, par value $0.01 per share, upon conversion of the Convertible Notes, by a vote of 20,386,212, being a majority of the common stock of the Company, with 3,164,959 votes against and 36,361 votes abstaining.

D.	The stockholders ratified the appointment of Ernst & Young LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 34,494,306, being more than a majority of the common stock and restricted voting common stock of the Company, with 338,937 votes against, and 69,008 votes abstaining.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Herbert R. Allen, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1	Section 1350 Certification of Herbert R. Allen, Chief Executive Officer

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: May 10, 2005	By:	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President
and Chief Financial Officer