Form 10-Q/A
period 2005-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-05-23
CIK 1048268

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

The number of shares outstanding as of May 10, 2005 of the issuer’s common stock was 36,601,438 and of the issuer’s restricted voting common stock was 2,605,709.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the Amendment) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of Integrated Electrical Services, Inc. (the Company) to correct the number of shares outstanding as of May 10, 2005 of the issuer’s common stock and the issuer’s restricted voting common stock on the cover page. Additionally, this Amendment corrects the allocation between continuing operations and discontinued operations for tax effected valuation allowances released during the six months ended March 31, 2004. Other than as set forth in this Amendment No. 1, no information included in the initial Form 10-Q has been amended by this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date that the initial 10-Q was filed with the SEC, and we have not updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-Q.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Six Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
Revenues	$601,241	573,056
Cost of services	520,531	506,357

Gross profit	80,710	66,699
Selling, general and administrative expenses	63,448	71,508

Income/(loss) from operations	17,262	(4,809)

Other (income)/expense:
Interest expense	13,015	13,285
Loss on sale of assets	154	7
Other expense, net	5,319	548

	18,488	13,840

Loss from continuing operations before income taxes	(1,226)	(18,649)
Provision/(benefit) for income taxes	(6,720)	896

Net income/(loss) from continuing operations	5,494	(19,545)

Discontinued operations (Note 2)
Income/(loss) from discontinued operations (including loss on disposal of $0 and $236)	5,356	(11,210)
Provision for income taxes	2,089	79

Net income/(loss) from discontinued operations	3,267	(11,289)

Net income (loss)	$8,761	$(30,834)

Basic earnings/(loss) per share from continuing operations	$0.14	$(0.50)

Basic earnings/(loss) per share from discontinued operations	$0.09	$(0.29)

Basic earnings/(loss) per share	$0.23	$(0.79)

Diluted earnings/(loss) per share from continuing operations	$0.14	$(0.50)

Diluted earnings/(loss) per share from discontinued operations	$0.08	$(0.29)

Diluted earnings/(loss) per share	$0.22	$(0.79)

Shares used in the computation of earnings/(loss) per share (Note 4):
Basic	38,408,067	39,033,601

Diluted	39,013,887	39,033,601

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
Revenues	$290,284	287,521
Cost of services	254,402	254,466

Gross profit	35,882	33,055
Selling, general and administrative expenses	31,377	35,904

Income/(loss) from operations	4,505	(2,849)

Other (income)/expense:
Interest expense	6,556	4,441
Loss on sale of assets	139	188
Other expense, net	5,195	292

	11,890	4,921

Loss from continuing operations before income taxes	(7,385)	(7,770)
Provision/(benefit) for income taxes	(7,766)	636

Net income (loss) from continuing operations	381	(8,406)

Discontinued operations (Note 2)
Income/(loss) from discontinued operations (including loss on disposal of $0 and $103)	3,451	(4,785)
Provision for income taxes	1,360	35

Net income/(loss) from discontinued operations	2,091	(4,820)

Net income (loss)	$2,472	$(13,226)

Basic earnings/(loss) per share from continuing operations	$0.01	$(0.21)

Basic earnings/(loss) per share from discontinued operations	$0.05	$(0.12)

Basic earnings/(loss) per share	$0.06	$(0.34)

Diluted earnings/(loss) per share from continuing operations	$0.01	$(0.21)

Diluted earnings/(loss) per share from discontinued operations	$0.05	$(0.12)

Diluted earnings/(loss) per share	$0.06	$(0.34)

Shares used in the computation of earnings/(loss) per share (Note 4):
Basic	38,544,198	39,149,769

Diluted	39,242,461	39,149,769

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$8,761	$(30,834)
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from discontinued operations	(3,267)	11,289
Bad debt expense	(245)	1,291
Deferred financing cost amortization	748	1,691
Other depreciation and amortization	5,864	5,990
Loss on sale of property and equipment	154	88
Non-cash compensation expense	332	623
Equity in losses of investment	432	571
Impairment to goodwill	—	596
Impairment of companies	—	70
Mark to market loss for embedded conversion option	—	734
Deferred income tax expense/(benefit)	(8,230)	680
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	16,513	18,543
Inventories	(2,972)	(1,621)
Costs and estimated earnings in excess of billings on uncompleted contracts	787	(1,096)
Prepaid expenses and other current assets	(1,723)	(9,487)
Other noncurrent assets	1,843	286
Accounts payable and accrued expenses	(10,125)	(5,670)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,657)	3,518
Other current liabilities	52	(299)
Other noncurrent liabilities	1,433	(499)

Net cash provided by (used in) continuing operations	6,700	(3,536)
Net cash provided by discontinued operations	324	431

Net cash provided by (used in) operating activities	7,024	(3,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	318	299
Investments in securities	(400)	(400)
Purchases of property and equipment	(2,837)	(2,187)
Net investing activities from discontinued operations	(222)	24,091

Net cash provided by (used in) investing activities	(3,141)	21,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	50,040	10,000
Borrowings on Senior Convertible Notes	—	50,000
Repayments of debt	(75,241)	(65,589)
Issuance of common stock	39	40
Proceeds from issuance of stock under employee stock purchase plan	652	254
Payments for debt issuance costs	(1,245)	(3,876)
Purchase of treasury stock	(4,340)	—
Proceeds from exercise of stock options	5,054	625

Net cash used in financing activities	(25,041)	(8,546)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(21,158)	10,152
CASH AND CASH EQUIVALENTS, beginning of period	40,201	22,232

CASH AND CASH EQUIVALENTS, end of period	$19,043	$32,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$13,480	9,811
Income taxes	$700	644

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2004	2005
	(restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,533	$(13,226)
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from discontinued operations	(2,091)	4,820
Bad debt expense	(781)	567
Deferred financing cost amortization	374	884
Other depreciation and amortization	2,949	3,296
Loss on sale of property and equipment	140	124
Non-cash compensation expense	249	413
Equity in losses of investment	432	307
Mark to market gain for embedded conversion option	—	(1,942)
Deferred income tax expense/(benefit)	(6,800)	497
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	10,340	5,640
Inventories	(913)	(425)
Costs and estimated earnings in excess of billings on uncompleted contracts	203	(2,781)
Prepaid expenses and other current assets	(1,754)	520
Other noncurrent assets	1,544	37
Accounts payable and accrued expenses	(5,507)	11,277
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,922)	(4,921)
Other current liabilities	51	(344)
Other noncurrent liabilities	1,399	161

Net cash provided by (used in) continuing operations	(1,554)	4,904
Net cash provided by discontinued operations	2,151	1,033

Net cash provided by operating activities	597	5,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	165	243
Investments in securities	—	(400)
Purchases of property and equipment	(1,267)	(988)
Net investing activities from discontinued operations	(117)	12,358

Net cash provided by (used in) investing activities	(1,219)	11,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	50,000	—
Borrowings on Senior Convertible Notes	—	14,000
Repayments of debt	(75,102)	(29,888)
Issuance of common stock	19	—
Proceeds from issuance of stock under employee stock purchase plan	652	254
Payments for debt issuance costs	(1,245)	(1,196)
Purchase of treasury stock	(990)	—
Proceeds from exercise of stock options	2,178	392

Net cash used in financing activities	(24,488)	(16,438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(25,110)	712
CASH AND CASH EQUIVALENTS, beginning of period	44,153	31,672

CASH AND CASH EQUIVALENTS, end of period	$19,043	$32,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$13,270	8,692
Income taxes	$326	367

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

	Six Months Ended March 31, 2004 (Unaudited)
	As Reported Restated for Discontinued Operations	Contract Adjustments	Investment Adjustments	As Restated
Statement of Operations Data:
Revenues	$604,835	$(3,594)	$—	$601,241
Cost of services	519,474	1,057	—	520,531

Gross profit	85,361	(4,651)	—	80,710
Selling, general and administrative expenses	63,448	—	—	63,448

Income from operations	21,913	(4,651)	—	17,262
Interest and other expense, net	18,056	—	432	18,488

Income/(loss) before income taxes	3,857	(4,651)	(432)	(1,226)
Provision/(benefit) for income taxes	(4,712)	(1,837)	(171)	(6,720)

Net income/(loss) from continuing operations	$8,569	$(2,814)	$(261)	$5,494
Net income from discontinued operations	3,205	62	—	3,267

Net income/(loss)	$11,774	$(2,752)	$(261)	$8,761

Basic earnings per share from continuing operations	$0.22	$(0.07)	$(0.01)	$0.14

Basic earnings per share from discontinued operations	$0.08	$0.00	$0.00	$0.09

Basic earnings per share	$0.31	$(0.07)	$(0.01)	$0.23

Diluted earnings per share from continuing operations	$0.22	$(0.07)	$(0.01)	$0.14

Diluted earnings per share from discontinued operations	$0.08	$0.00	$0.00	$0.08

Diluted earnings per share	$0.30	$(0.07)	$(0.01)	$0.22

	March 31, 2004
Consolidated Balance Sheet (Unaudited)	As Reported Restated for Discontinued Operations	Contract Adjustments	Investment Adjustments	As Restated
Assets:
Cash and cash equivalents	$19,043	$—	$—	$19,043
Accounts receivable, net	248,457	—	—	248,457
Cost and estimated earnings in excess of Billings on uncompleted contracts	42,494	(3,441)	—	39,053
Inventories	19,853	—	—	19,853
Prepaid expenses and other current assets	8,126	—	—	8,126
Assets held for sale associated with discontinued operations	97,767	62	—	97,829
Other current assets	18,072			18,072
Property and equipment, net	44,456	—	—	44,456
Goodwill, net	166,996	—	—	166,996
Other noncurrent assets	31,224	1,846	(1,848)	31,222

Total assets	$696,488	$(1,533)	$(1,848)	$693,107

Liabilities:
Current maturities of long-term debt	$7,272	$—	$—	$7,272
Accounts payable and accrued expenses	108,556	1,057	—	109,613
Billings in excess of cost and estimated earnings on uncompleted contracts	31,519	1,871	—	33,390
Liabilities related to assets held for sale associated with discontinued operations	18,155	—	—	18,155
Other current liabilities	640			640
Long-term debt, net of current maturities	42,954	—	—	42,954
Senior subordinated notes, net	173,244	—	—	173,244
Other noncurrent liabilities	33,081	(647)	—	32,434

Total liabilities	$415,421	$2,281	$—	$417,702
Stockholders’ equity	281,067	(3,814)	(1,848)	275,405

Total liabilities and stockholders’ equity	$696,488	$(1,533)	$(1,848)	$693,107

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2004 and 2005 (in thousands, except share data):

	Three Months Ended March 31,
	2004	2005
	(restated)
Numerator:
Net income/(loss)	$2,472	$(13,226)

Denominator:
Weighted average shares outstanding—basic	38,544,198	39,149,769
Effect of dilutive stock options	698,263	—

Weighted average shares outstanding—diluted	39,242,461	39,149,769

Earnings/(loss) per share:
Basic	$0.06	$(0.34)
Diluted	$0.06	$(0.34)

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

The following table presents selected unaudited historical financial information for the three months ended March 31, 2004 and 2005.

	Six Months Ended March 31,
	2004	%	2005	%
	(restated)
	(dollars in millions)
Revenues	$601.2	100%	$573.1	100%
Cost of services (including depreciation)	520.5	87%	506.4	88%

Gross profit	80.7	13%	66.7	12%
Selling, general & administrative expenses	63.4	10%	71.5	13%

Income/(loss) from operations	17.3	3%	(4.8)	(1)%
Interest and other expense, net	18.5	3%	13.8	2%

Income/(loss) before income taxes	(1.2)	0%	(18.6)	(3)%
Provision/(benefit) for income taxes	(6.7)	(1)%	0.9	0%

Income/(loss) from continuing operations	5.5	1%	(19.5)	(3)%
Net income/(loss) from discontinued operations	3.3	1%	(11.3)	(2)%

Net income/(loss)	$8.8	2%	$(30.8)	(5)%

REVENUES

	Percent of Total Revenues
	Six Months Ended March 31,
	2004	2005
Commercial and Industrial	76%	75%
Residential	24%	25%

Total Company	100%	100%

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

PROVISION FOR INCOME TAXES

Our tax provision increased from a tax benefit of $6.7 million for the six months ended March 31, 2004 to a tax provision of $0.9 million for the six months ended March 31, 2005. This increase is attributable a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities. Additionally, we released valuation allowances of $6.3 million during the six months ended March 31, 2004 that did not occur during the six months ended March 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

The following table presents selected unaudited historical financial information for the three months ended March 31, 2004 and 2005.

	Three Months Ended March 31,
	2004	%	2005	%
	(restated)
	(dollars in millions)
Revenues	$290.3	100%	$287.5	100%
Cost of services (including depreciation)	254.4	88%	254.5	88%

Gross profit	35.9	12%	33.0	11%
Selling, general & administrative expenses	31.4	11%	35.9	12%

Income/(loss) from operations	4.5	1%	(2.9)	(1)%
Interest and other expense, net	11.9	4%	4.9	2%

Income/(loss) before income taxes	(7.4)	(3)%	(7.8)	(3)%
Provision/(benefit) for income taxes	(7.8)	(3)%	0.7	0%

Income/(loss) from continuing operations	0.4	0%	(8.5)	(3)%
Net income/(loss) from discontinued operations	2.1	0%	(4.8)	(2)%

Net income/(loss)	$2.5	0%	$(13.3)	(5)%

REVENUES

	Percent of Total Revenues
	Three Months Ended March 31,
	2004	2005
Commercial and Industrial	75%	75%
Residential	25%	25%

Total Company	100%	100%

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

PROVISION FOR INCOME TAXES

Our tax provision increased from a tax benefit of $7.8 million for the three months ended March 31, 2004 to a tax provision of $0.6 million for the three months ended March 31, 2005. This increase is attributable a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities. Additionally, we released valuation allowances of $4.8 million during the three months ended March 31, 2004, that did not occur during the three months ended March 31, 2005.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Date: May 23, 2005	By:	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President
and Chief Financial Officer