Form 10-Q
period 2005-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-08-09
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding as of August 9, 2005 of the issuer’s common stock was 36,607,832 and of the issuer’s restricted voting common stock was 2,605,709.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s expectations and involve risks and uncertainties that could cause the Company’s actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the inherent uncertainties relating to estimating future operating results or our ability to generate sales, income, or cash flow, potential difficulty in addressing material weaknesses in the Company’s accounting systems that have been identified to the Company by its independent auditors, potential limitations on our ability to access the credit line under our credit facility, litigation risks and uncertainties, fluctuations in operating results because of downturns in levels of construction, inaccurate estimates used in entering into and executing contracts, difficulty in managing the operation of existing entities, the high level of competition in the construction industry, changes in interest rates, the general level of the economy, level of competition from other electrical contractors, increases in costs of labor, steel, copper and gasoline, limitations on the availability and the increased costs of surety bonds required for certain projects, inability to reach agreements with our surety or co-surety bonding company to provide sufficient bonding capacity, risk associated with failure to provide surety bonds on jobs where we have commenced work or are otherwise contractually obligated to provide surety bonds, loss of key personnel, business disruption and costs associated with the Securities and Exchange Commission investigation and class action litigation, inability to reach agreement for planned sales of assets, business disruption and transaction costs attributable to the sale of business units, costs associated with the closing of business units, unexpected liabilities associated with warranties or other liabilities attributable to the retention of the legal structure of business units where we have sold substantially all of the assets of the business unit, inability to fulfill the terms or meet the required financial covenants of the credit facility, difficulty in integrating new types of work into existing subsidiaries, inability of subsidiaries to incorporate new accounting, control and operating procedures, inaccuracies in estimating revenues and percentage of completion on contracts, and weather and seasonality. If the company is unable to cause its previously filed S-1 in support of the Senior Convertible Notes to become effective, penalty interest may apply under that agreement. You should understand that the foregoing important factors, in addition to those discussed in our other filings with the Securities and Exchange Commission (“SEC”), including those under the heading “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended September 30, 2004, could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30, 2004	June 30, 2005
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,232	$31,518
Restricted cash	—	10,006
Accounts receivable:
Trade, net of allowance of $3,988 and $3,711 respectively	201,407	192,448
Retainage	61,725	56,410
Costs and estimated earnings in excess of billings on uncompleted contracts	31,751	25,731
Inventories	19,558	24,293
Prepaid expenses and other current assets	12,926	21,967
Assets held for sale associated with discontinued operations	90,307	13,032

Total current assets	439,906	375,405
PROPERTY AND EQUIPMENT, net	41,084	35,086
GOODWILL, net	82,883	82,289
OTHER NON-CURRENT ASSETS	17,060	16,189

Total assets	$580,933	$508,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$42,993	$43
Accounts payable and accrued expenses	132,659	127,047
Billings in excess of costs and estimated earnings on uncompleted contracts	31,288	34,969
Liabilities related to assets held for sale associated with discontinued operations	24,055	4,712

Total current liabilities	230,995	166,771
LONG-TERM DEBT, net of current maturities	15,040	34
SENIOR CONVERTIBLE NOTES, net	—	50,731
SENIOR SUBORDINATED NOTES, net	173,208	173,152
OTHER NON-CURRENT LIABILITIES	18,522	17,932

Total liabilities	437,765	408,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 38,439,984 and 39,018,209 shares issued, respectively	385	390
Restricted voting common stock, $.01 par value, 2,655,709 shares authorized, 2,605,709 shares issued, and outstanding	26	26
Treasury stock, at cost, 2,172,313 and 2,416,377 shares, respectively	(13,790)	(13,022)
Unearned restricted stock	(1,113)	(1,620)
Additional paid-in capital	429,376	431,040
Retained deficit	(271,716)	(316,465)

Total stockholders’ equity	143,168	100,349

Total liabilities and stockholders’ equity	$580,933	$508,969

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Nine Months Ended June 30,
	2004	2005
	(Unaudited)
Revenues	$902,284	$844,729
Cost of services	785,561	740,462

Gross profit	116,723	104,267
Selling, general and administrative expenses	97,574	110,376

Income/(loss) from operations	19,149	(6,109)

Other (income)/expense:
Interest expense, net	17,966	20,877
(Gain)/loss on sale of assets	27	(1,071)
Other expense, net	5,503	1,008

	23,496	20,814

Loss from continuing operations before income taxes	(4,347)	(26,923)
Provision/(benefit) for income taxes	(9,163)	2,331

Net income/(loss) from continuing operations	4,816	(29,254)

Discontinued operations (Note 2)
Income/(loss) from discontinued operations (including loss on disposal of $0 and $658)	7,774	(15,426)
Provision/(benefit) for income taxes	3,088	69

Net income/(loss) from discontinued operations	4,686	(15,495)

Net income (loss)	$9,502	$(44,749)

Basic earnings/(loss) per share:
Continuing operations	$0.13	$(0.75)

Discontinued operations	$0.12	$(0.40)

Total	$0.25	$(1.15)

Diluted earnings/(loss) per share:
Continuing operations	$0.12	$(0.75)

Discontinued operations	$0.12	$(0.40)

Total	$0.24	$(1.15)

Shares used in the computation of earnings/(loss) per share (Note 4):
Basic	38,529,576	39,091,521

Diluted	39,171,986	39,091,521

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended June 30,
	2004	2005
	(Unaudited)
Revenues	$311,229	$283,954
Cost of services	273,908	246,570

Gross profit	37,321	37,384
Selling, general and administrative expenses	34,748	38,349

Income/(loss) from operations	2,573	(965)

Other (income)/expense:
Interest expense, net	4,951	7,592
Gain on sale of assets	(140)	(1,081)
Other expense, net	182	451

	4,993	6,962

Loss from continuing operations before income taxes	(2,420)	(7,927)
Provision/(benefit) for income taxes	(2,128)	1,422

Net loss from continuing operations	(292)	(9,349)

Discontinued operations (Note 2)
Income/(loss) from discontinued operations (including loss on disposal of $1 and $0)	1,715	(4,563)
Provision/(benefit) for income taxes	683	3

Net income/(loss) from discontinued operations	1,032	(4,566)

Net income (loss)	$740	$(13,915)

Basic earnings/(loss) per share:
Continuing operations	$(0.01)	$(0.24)

Discontinued operations	$0.03	$(0.12)

Total	$0.02	$(0.36)

Diluted earnings/(loss) per share:
Continuing operations	$(0.01)	$(0.24)

Discontinued operations	$0.03	$(0.12)

Total	$0.02	$(0.36)

Shares used in the computation of earnings/(loss) per share (Note 4):
Basic	38,769,241	39,207,359

Diluted	39,432,344	39,207,359

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Common Stock		Restricted Voting Common Stock		Treasury Stock		Unearned Restricted Stock	Additional Paid-In Capital	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2004	38,439,984	$385	2,605,709	$26	(2,172,313)	$(13,790)	$(1,113)	$429,376	$(271,716)	$143,168
Issuance of stock (unaudited)	14,810	—	—	—	8,252	52	—	(12)	—	40
Issuance of restricted stock (unaudited)	365,564	3	—	—	(365,564)	(3)	(1,711)	1,711	—	—
Vesting of restricted stock (unaudited)	—	—	—	—	113,248	719	—	(719)	—	—
Issuance of stock under employee stock purchase plan (unaudited)	61,935	1	—	—	—	—	—	253	—	254
Exercise of stock options (unaudited)	135,916	1	—	—	—	—	—	624	—	625
Non-cash compensation (unaudited)	—	—	—	—	—	—	1,204	(193)	—	1,011
Net loss (unaudited)	—	—	—	—	—	—	—	—	(44,749)	(44,749)

BALANCE, June 30, 2005 (unaudited)	39,018,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,620)	$431,040	$(316,465)	$100,349

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended June 30,
	2004	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$9,502	$(44,749)
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) / loss from discontinued operations	(4,686)	15,495
Bad debt expense	2,351	1,910
Deferred financing cost amortization	1,079	3,970
Other depreciation and amortization	8,705	8,345
Loss/(gain) on sale of property and equipment	27	(1,071)
Non-cash compensation expense	568	1,011
Equity in losses of investments	648	1,083
Impairment to goodwill	—	596
Impairment of long-lived assets	—	70
Mark to market loss for embedded conversion option	—	734
Deferred income tax expense/(benefit)	(6,490)	848
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	2,505	11,809
Inventories	(5,233)	(4,847)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,235)	5,437
Prepaid expenses and other current assets	(2,906)	(9,448)
Other non-current assets	(453)	474
Accounts payable and accrued expenses	1,971	(7,138)
Billings in excess of costs and estimated earnings on uncompleted contracts	573	3,408
Other current liabilities	2	1,090
Other non-current liabilities	2,461	(1,371)

Net cash provided by (used in) continuing operations	9,389	(12,344)
Net cash provided by discontinued operations	31	8,219

Net cash provided by (used in) operating activities	9,420	(4,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	547	2,437
Investments in securities	(400)	(400)
Changes in restricted cash	—	(10,006)
Purchases of property and equipment	(4,237)	(3,119)
Net investing activities from discontinued operations	(355)	35,836

Net cash provided by (used in) investing activities	(4,445)	24,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	50,040	9,772
Borrowings on Senior Convertible Notes	—	50,228
Repayments of debt	(82,386)	(67,949)
Issuance of common stock	39	40
Proceeds from issuance of stock under employee stock purchase plan	652	254
Payments for debt issuance costs	(1,245)	(4,307)
Purchase of treasury stock	(4,340)	—
Proceeds from exercise of stock options	5,354	625

Net cash used in financing activities	(31,886)	(11,337)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(26,911)	9,286
CASH AND CASH EQUIVALENTS, beginning of period	40,201	22,232

CASH AND CASH EQUIVALENTS, end of period	$13,290	$31,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$14,207	$11,241
Income taxes	$666	$761

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended June 30,
	2004	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$740	$(13,915)
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) / loss from discontinued operations	(1,032)	4,566
Bad debt expense	1,252	613
Deferred financing cost amortization	331	2,279
Other depreciation and amortization	2,878	2,367
Gain on sale of property and equipment	(147)	(1,081)
Non-cash compensation expense	237	388
Equity in losses of investment	236	512
Deferred income tax expense/(benefit)	1,738	168
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	(12,195)	(176)
Inventories	(1,852)	(2,935)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,042)	8,020
Prepaid expenses and other current assets	(1,232)	48
Other non-current assets	(2,316)	258
Accounts payable and accrued expenses	12,815	(2,389)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,728	150
Other current liabilities	(50)	1,389
Other non-current liabilities	1,028	(872)

Net cash provided by (used in) continuing operations	4,117	(610)
Net cash used in discontinued operations	(1,721)	(410)

Net cash provided by (used in) operating activities	2,396	(1,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	317	2,138
Purchases of property and equipment	(1,379)	(1,286)
Changes in restricted cash	—	(10,006)
Net investing activities from discontinued operations	(242)	12,099

Net cash provided by (used in) investing activities	(1,304)	2,945

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(7,145)	(2,360)
Payments for debt issuance costs	—	(431)
Proceeds from exercise of stock options	300	—

Net cash used in financing activities	(6,845)	(2,791)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,753)	(866)
CASH AND CASH EQUIVALENTS, beginning of period	19,043	32,384

CASH AND CASH EQUIVALENTS, end of period	$13,290	$31,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$727	$1,430
Income taxes	$340	$146

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

1. OVERVIEW

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

The accompanying unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended September 30, 2004, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Actual operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

SUBSIDIARY GUARANTIES

All of the Company’s operating income and cash flows are generated by its 100% owned subsidiaries, which are the subsidiary guarantors of the Company’s outstanding 9 3/8 % senior subordinated notes due 2009 (the “Senior Subordinated Notes”). The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. The parent holding company’s independent assets, revenues, income before taxes and operating cash flows are less than 3% of the consolidated total. The separate financial statements of the subsidiary guarantors are not included herein because (i) the subsidiary guarantors are all of the direct and indirect subsidiaries of the Company; (ii) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the Senior Subordinated Notes; and (iii) the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including restricted stock grants and grants of employee stock options, to be recognized in income and measured at fair value. Additionally, employee stock purchase programs have increased restrictions to be considered noncompensatory; therefore, most of these plans, formerly accounted for as noncompensatory stock purchase plans, will be required to be measured and recorded at fair value. Fair value is calculated utilizing a stock-option pricing model, where necessary, including specific input assumptions delineated in the standard. SFAS 123R utilizes a “modified grant-date approach” where, regardless of vesting conditions based on service and performance, measurement of the fair value of awards is calculated on the grant date and amortized into income over the requisite service period for all awards that vest. Where vesting of awards does not occur, no compensation cost will be recognized. SFAS 123R also significantly changes the treatment of taxes related to share based payments from that required under SFAS 123 or Accounting Principles Board Opinion No. 25, Account for Stock Issued to Employees, (“APB 25”). Through June 30, 2005, the Company has accounted for share-based payments pursuant to APB 25 and provided the requisite pro forma disclosures delineated in SFAS 123 in the notes to the consolidated financial statements. Pursuant to APB 25, the Company has only recognized compensation expense for certain restricted stock grants made in the fiscal years 2002 and 2004; however, no compensation expense has been required to be recognized for any stock option grants nor for the employee stock purchase plan. The Company is required to adopt SFAS 123R effective October 1, 2005 and has two transition options under the new standard; however, the recognition of compensation cost is the same under both options. The Company believes the adoption of SFAS 123R will have a material effect on the consolidated financial results of the Company during the period of adoption, however, the full effect the adoption of SFAS 123R has not been determined as of June 30, 2005. While not necessarily representative, Note 1 is intended to show expense related to expensing stock options.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25 and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25 (See Note 6). During the three and nine months ended June 30, 2005, the Company recorded compensation expense of $0.4 million and $1.0 million, respectively, in connection with restricted stock awards (See Note 6). Additionally, the Company recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 7).

The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for the nine and three months ended June 30, 2004 and 2005 (in thousands, except for per share data):

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net income, as reported	$740	$(13,915)	$9,502	$(44,749)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	137	413	329	1,042
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	267	608	809	1,446

Pro forma net income/(loss) for SFAS No. 123	$610	$(14,110)	$9,022	$(45,153)

Earnings/(loss) per share:
Basic – as reported	$0.02	$(0.36)	$0.25	$(1.15)
Basic – pro forma for SFAS No. 123	$0.02	$(0.36)	$0.23	$(1.16)

Earnings/(loss) per share:
Diluted – as reported	$0.02	$(0.36)	$0.24	$(1.15)
Diluted – pro forma for SFAS No. 123	$0.02	$(0.36)	$0.23	$(1.16)

2. BUSINESS DIVESTITURES

Discontinued Operations

During October 2004, the Company announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within the Company’s commercial segment. During November 2004, the Company’s management committed to a plan to complete the divestiture of these companies by the end of fiscal 2005. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. Management expects to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. Management does not foresee any significant changes in the plan, nor anticipates events requiring withdrawal from the plan. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented; therefore, other subsidiaries included in the Company’s divestiture plan will be included in future periods as they qualify for discontinued operations treatment. Depreciation expense associated with discontinued operations for the nine months ended June 30, 2004 and 2005 was $1.3 million and $0.7 million, respectively.

During the nine months ended June 30, 2005, the Company completed the sale of all the net assets of eleven of its operating subsidiaries for $36.3 million in cash including certain cash true-ups. Including the goodwill impairment, the sales generated an after-tax loss of $13.4 million and has been recognized in the nine months ended June 30, 2005 as discontinued operations in the consolidated statement of operations and the prior year’s nine months ended June 30, 2004 results of operations have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Nine Months Ended June 30,
	2004	2005
Revenues	$164,926	$95,271

Gross profit	$20,023	$6,970

Pretax income/(loss)	$7,774	$(15,426)

	Three Months Ended June 30,
	2004	2005
Revenues	$55,780	$20,521

Gross profit	$5,475	$1,690

Pretax income/(loss)	$1,715	$(4,563)

	Balance as of
	September 30, 2004	June 30, 2005
Accounts receivable, net	$56,179	$9,307
Inventory	3,099	20
Costs and estimated earnings in excess of billings on uncompleted contracts	10,065	2,711
Other current assets	381	497
Property and equipment, net	3,777	640
Goodwill, net	15,203	—
Other non-current assets	1,603	(143)

Total assets	$90,307	$13,032

Accounts payable and accrued liabilities	$16,840	$3,578
Billings in excess of costs and estimated earnings on uncompleted contracts	6,301	773
Long term debt, net of current portion	26	—
Other long term liabilities	888	361

Total liabilities	24,055	4,712

Net assets	$66,252	$8,320

Goodwill Impairment Associated with Discontinued Operations

During the three and nine months ended June 30, 2005, the Company recorded a net goodwill impairment charge of $4.3 million and $12.9 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal third quarter 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of June 30, 2005, the Company had only sold a portion of the subsidiaries included in its divestiture plan; therefore, the Company utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. The Company does not expect any significant differences between those estimates and the actual proceeds to be received upon the sale of the subsidiaries, nor expects any significant effect on the goodwill impairment charge taken.

Impairment Associated with Discontinued Operations

In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three and nine months ended June 30, 2005, the Company recorded an impairment charge of $0.5 million and $1.5 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal third quarter 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 5).

3. DEBT

Credit Facility

On February 27, 2004, the Company amended and restated the $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA, subsequently acquired by JP Morgan Chase Bank, N.A. The Company used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of the Company’s long term bonds. Since February 27, 2004, and through May 24, 2005, the Company amended the credit facility five times. The amendments reduced the facility commitment, provided for covenants or waivers that permitted the Company to file the Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted the Company to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit the Company to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on August 31, 2005. The Company has the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. At June 30, 2005, the term loan had no outstanding borrowings. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the bank’s prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitments as of the beginning of each quarter. The Company’s direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the Company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA, as defined in the credit agreement, requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio. As of June 30, 2005, the Company would not have been in compliance with the minimum EBITDA covenant of the credit facility but the Company replaced the facility on August 1, 2005 (see Note 9).

As of June 30, 2005, the Company had no amounts outstanding under the term loan portion of its Credit Facility or the revolving credit line portion of its credit facility, letters of credit outstanding under its credit facility of $44.8 million, and available borrowing capacity under its credit facility of $12.6 million. During the time of an existing Event of Default, as defined in the credit facility, no draws may be made under the credit facility. As a result of the change in the Company’s total capacity under the credit facility, as amended, pursuant to Emerging Issues Task Force Issue 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the Company recorded additional interest expense of $1.4 million related to the write off of deferred financing costs incurred prior to affecting the fifth amendment to the credit facility discussed above. This amount is included in interest expense related to the results of operations for the nine months ended June 30, 2005. Furthermore, in connection with the new credit facility put in place on August 1 (see Note 9), the Company expects to record a non-cash charge in the fiscal fourth quarter of approximately $0.6 million to write off the remaining deferred financing costs.

Senior Subordinated Notes

The Company has outstanding two different series of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the nine months ended June 30, 2004, the Company redeemed $75.0 million principal amount of its senior subordinated notes, paying a call premium of 4.7%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense. At June 30, 2005, the Company had $172.9 million in outstanding senior subordinated notes. The Company failed to timely file its June 30, 2004 Form 10-Q resulting in defaults under the indenture relating to the Company’s subordinated debt and senior secured credit facility. The Company has since cured all defaults under both series of its subordinated debt issues. If the senior credit facility is accelerated as a result of the default, then the trustee may declare a default under the senior subordinated notes.

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

On February 24, 2005 and following shareholder approval, the Company sold $14 million in principal amount of its Series B 6.5% Senior Convertible Notes due 2014 (the Notes), pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Notes issued by the Company in an initial private placement on November 24, 2004. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, the Company was required to also value the portion of the Notes that would settle in cash because of shareholder approval of the Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, the Company recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the nine months ended June 30, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At June 30, 2005, the fair value of the two remaining derivatives was $1.6 million. Additionally, the Company recorded at June 30, 2005 a net discount of $0.9 million which is being amortized over the remaining term of the Notes.

Debt consists of the following (in thousands):

	September 30, 2004	June 30, 2005
Secured Credit Facility and term loan with a group of lending institutions, due August 31, 2005, with an interest rate of 7.75%	$57,929	$—
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5% with an effective interest rate of 6.5%	—	50,000
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 12.5%	62,885	62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 10.00%	110,000	110,000
Other	104	182

Total debt	230,918	223,067
Less—short-term debt and current maturities of long-term debt	(42,993)	(43)
Less—unamortized discount on Senior Subordinated Notes	(2,307)	(1,909)
Less—unamortized discount on Senior Convertible Notes	—	(864)
Add—fair value of derivatives associated with the Senior Convertible Notes	—	1,595
Add—fair value of terminated interest rate hedge	2,630	2,176

Total long-term debt	$188,248	$224,022

4. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the nine months ended June 30, 2004 and 2005 (in thousands, except share data):

	Nine Months Ended June 30,
	2004	2005
Numerator:
Net income/(loss)	$9,502	$(44,749)

Denominator:
Weighted average shares outstanding—basic	38,529,576	39,091,521
Effect of dilutive stock options	642,410	—

Weighted average shares outstanding—diluted	39,171,986	39,091,521

Earnings/(loss) per share:
Basic	$0.25	$(1.15)
Diluted	$0.24	$(1.15)

For the nine months ended June 30, 2004 and 2005, stock options of 2.2 million and 3.1 million representing common stock shares, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended June 30, 2004 and 2005 (in thousands, except share data):

	Three Months Ended June 30,
	2004	2005
Numerator:
Net income / (loss)	$740	$(13,915)

Denominator:
Weighted average shares outstanding—basic	38,769,241	39,207,359
Effect of dilutive stock options	663,103	—

Weighted average shares outstanding—diluted	39,432,344	39,207,359

Earnings/(loss) per share:
Basic	$0.02	$(0.36)
Diluted	$0.02	$(0.36)

For the three months ended June 30, 2004 and 2005, stock options of 2.2 million and 3.1 million representing common stock shares, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock.

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

Segment information for continuing operations for the nine months ended June 30, 2004 and 2005 is as follows (in thousands):

	Nine Months Ended June 30, 2004
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$675,515	$226,769	$—	$902,284
Cost of services	603,036	182,525	—	785,561

Gross profit	72,479	44,244	—	116,723
Selling, general and administrative	55,123	25,575	16,876	97,574

Income (loss) from operations	$17,356	$18,669	$(16,876)	$19,149

Other data:
Depreciation and amortization expense	$6,108	$886	$1,711	$8,705
Capital expenditures	1,842	903	1,492	4,237
Total assets	484,459	72,776	89,194	646,429

	Nine Months Ended June 30, 2005
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$616,172	$228,557	$—	$844,729
Cost of services	560,286	180,176	—	740,462

Gross profit	55,886	48,381	—	104,267
Selling, general and administrative	58,021	27,309	25,046	110,376

Income (loss) from operations	$(2,135)	$21,072	$(25,046)	$(6,109)

Other data:
Depreciation and amortization expense	$5,912	$703	$1,730	$8,345
Capital expenditures	1,029	994	1,096	3,119
Total assets	325,589	74,902	95,446	495,937

Segment information for continuing operations for the three months ended June 30, 2004 and 2005 is as follows (in thousands):

	Three Months Ended June 30, 2004
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$228,899	$82,330	$—	$311,229
Cost of services	205,979	67,929	—	273,908

Gross profit	22,920	14,401	—	37,321
Selling, general and administrative	19,566	8,757	6,425	34,748

Income (loss) from operations	$3,354	$5,644	$(6,425)	$2,573

Other data:
Depreciation and amortization expense	$1,997	$281	$600	$2,878
Capital expenditures	732	179	468	1,379
Total assets	484,459	72,776	89,194	646,429

	Three Months Ended June 30, 2005
	Commercial and Industrial	Residential	Corporate	Total
Revenues	$197,659	$86,295	$—	$283,954
Cost of services	179,335	67,235	—	246,570

Gross profit	18,324	19,060	—	37,384
Selling, general and administrative	19,074	9,794	9,481	38,349

Income (loss) from operations	$(750)	$9,266	$(9,481)	$(965)

Other data:
Depreciation and amortization expense	$1,637	$282	$448	$2,367
Capital expenditures	244	471	571	1,286
Total assets	325,589	74,902	95,446	495,937

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

In December 2003, the Company granted a restricted stock award of 242,295 shares under its 1999 Plan to certain employees. This award vests in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which is recognized as compensation expense over the related two year vesting period. On December 1, 2004, 113,275 restricted shares vested under this award. During the period December 1, 2003 through November 30, 2004, 15,746 shares of those originally awarded were forfeited. From December 1, 2004 through June 30, 2005, an additional 24,360 shares have been forfeited.

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

During the three months ended June 30, 2004 and 2005, the Company amortized $0.2 million and $0.4 million, respectively to expense in connection with these awards. During the nine months ended June 30, 2004 and 2005, the Company amortized $0.6 million and $1.0 million, respectively, to expense in connection with these awards.

7. EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended. In the nine months ended June 30, 2004 and 2005, 199,438 and 61,935 shares were issued under the ESPP, respectively. The Company suspended contributions to the Plan for the period January 1, 2005 through December 31, 2005 and may elect to do so in the future.

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

Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented the Company’s financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of the Company’s internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions at the Company, and obtain a $175 million credit facility for the Company.

On August 5, 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. The defendants argued that the amended complaint fails to allege fraud with particularity as required by Rule 9(b) of the Federal Rules of Civil Procedure and fails to satisfy the heightened pleading requirements for securities fraud class actions under the Private Securities Litigation Reform Act of 1995. Specifically, defendants argue that the amended complaint does not allege fraud with particularity as to numerous GAAP violations and opinion statements about internal controls, fails to raise a strong inference that defendants acted knowingly or with severe recklessness, and includes vague and conclusory allegations from confidential witnesses without a proper factual basis. The lead plaintiff will have 45 days to respond and defendants will have 21 days to file a reply.

On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard I. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Synder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and makes common law claims for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against the individual defendants. By agreement of the parties, defendants will have 60 days to file a motion to dismiss or otherwise respond to the amended petition. Plaintiff will then have 60 days to respond, and defendants will have 30 days to reply.

On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by Cynthia People alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory damages; $10-20 million in punitive damages; attorneys’ fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right to sue per her request. IES intends to vigorously contest any claims of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, because this case is in its early stages, it is premature to predict liability or estimate damages, if any. If such damages were to be found, it would have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

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

Some of the Company’s customers require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At June 30, 2005, $2.1 million of the Company’s outstanding letters of credit were to collateralize its customers.

Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2005, $36.3 million of the Company’s outstanding letters of credit were to collateralize its insurance program.

Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of June 30, 2005, the Company’s estimated costs to complete projects covered by surety bonds was approximately $110.8 million. The Company has posted with its surety provider a combination of $17.9 million in cash and accumulate interest thereon and letters of credit totaling $6.4 million to collateralize its bonding program.

In April 2000, the Company committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2005, the Company had invested $3.9 million under the Company’s commitment to EnerTech. Since the acquisition of this investment, the Company has received distribution and recorded net realized losses totalling $0.7 million. The carrying value of this EnerTech investment at September 30, 2004 and June 30, 2005 was $3.0 million and $3.2 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, the Company does not record unrealized losses for the EnerTech investment that it believes are temporary in nature. As of June 30, 2005, the fair value of the Company’s share of the EnerTech fund approximated the carrying value. If facts arise that lead the Company to determine that such unrealized losses are not temporary, the Company will write down the investment in EnerTech through a charge to other expense during the period of such determination.

9. SUBSEQUENT EVENTS

On August 1, 2005, the Company entered into a three-year $80 million asset-based revolving credit facility (the “New Credit Facility”) with Bank of America, N.A., as administrative agent (the “New Agent”). The New Credit Facility replaces the Company’s existing revolving credit facility (the “Former Credit Facility”) with JPMorgan Chase Bank, N.A. (the “Former Agent”), which was scheduled to mature on August 31, 2005.

The Company and each of its operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the New Credit Facility. The Company’s other subsidiaries have guaranteed all of the obligations under the New Credit Facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all of the assets of the Company and its subsidiaries, excluding any assets pledged to secure surety bonds procured by the Company and its subsidiaries in connection with their operations.

The New Credit Facility allows the Company and the other borrowers to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the New Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowing base is limited to $80 million, reduced by a fixed reserve which is currently $15 million.

Generally, outstanding borrowings under the New Credit Facility are priced at LIBOR plus a margin that varies from 2.5% to 3.5%, or at the Company’s option, a domestic bank rate plus a margin that varies between 0.5% and 1.5%. The Company is charged a fronting fee equal to 0.25% of each letter of credit issued and is charged a letter of credit fee equal to the margin applicable to LIBOR based loans, unless the letters of credit are cash collateralized, in which case the fee is reduced by 0.75%. The Company may elect to prepay the New Credit Facility at any time subject to a termination fee if prepaid during the first year.

The New Credit Facility contains covenants restricting the ability to: (1) incur indebtedness; (2) grant liens; (3) enter into certain merger or liquidation transactions; (4) dispose of assets; (5) make capital expenditures; (6) pay dividends; (7) enter into certain other agreements and (8) make payments on the Company’s subordinated debt. The New Credit Facility also includes customary covenants regarding reporting obligations and requires the Company to maintain a consolidated fixed charge coverage ratio.

In addition to customary events of default, the New Credit Facility provides that an event of default will occur if: (1) the Company or its subsidiaries default on any debt in excess of $500,000; (2) certain changes of control occur; (3) an event of default occurs with respect to the Company’s 9 3/8% Senior Subordinated Notes due 2009, the Company’s Series A 6.5% Senior Convertible Notes or the Company’s Series B 6.5% Senior Convertible Notes if such default is not cured within the applicable grace period; (4) an event of default occurs under the Company’s agreements with Federal Insurance Company (“Chubb”) and as a result thereof Chubb has ceased issuing surety bonds on behalf of the Company, has made demand for performance thereunder or has otherwise commenced exercising any remedies thereunder, or if any claim is made on Chubb related to any bonded contract against the issuer of any surety bond or (6) an event or condition occurs which has a material adverse effect on the Company and its subsidiaries taken as a whole.

If an event of default occurs under the New Credit Facility, then the lenders may: (1) terminate their commitments under the New Credit Facility; (2) declare any outstanding indebtedness under the New Credit Facility to be immediately due and payable; and (3) foreclose on the collateral pledged to secure the obligations.

The borrowers currently have no borrowings outstanding under the New Credit Facility other than a letter of credit (the “Back-Up Letter of Credit”) issued by the New Agent in favor of the Former Agent in the face amount of $42,064,337. The Back-Up Letter of Credit has been issued to secure the letters of credit issued by the Former Agent in connection with the Former Credit Facility.

On August 1, 2005 the New Agent and Chubb entered into a letter agreement which sets forth certain agreements among the parties thereto with respect to the commingling of cash proceeds from collateral granted to Chubb to secure the Company’s surety obligations and the cash proceeds from collateral granted to the New Agent in connection with the New Credit Facility. The Company has agreed to provide Chubb with an additional $5 million letter of credit which will be held by Chubb as additional security for the Company’s surety obligations.

Furthermore, the Company expects to record a non-cash charge in the quarter ended September 30, 2005 of approximately $0.6 million to write off the remaining deferred financing costs related to the Former Credit Facility.

Separately, on August 5, 2005 the Company completed the sale of substantially all the net assets of one of its commercial and industrial business units based in South Dakota for sales proceeds of approximately $4.7 million. This business unit had revenues of $4.5 million and $14.5 million and operating income of $0.5 million and $1.5 million for the nine months ended June 30, 2005 and 2004, respectively. In connection with this divestiture, the Company expects to record a goodwill impairment of approximately $0.3 million in the fourth fiscal quarter. The majority of the proceeds from this sale will be used to secure IES’ senior secured indebtedness.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least quarterly at the end of each fiscal quarter at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at June 30, 2005, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, our results could be affected.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2005

The following table presents selected unaudited historical financial information for the nine months ended June 30, 2004 and 2005.

	Nine Months Ended June 30,
	2004	%	2005	%
	(dollars in millions)
Revenues	$902.3	100%	$844.7	100%
Cost of services (including depreciation)	785.6	87%	740.5	88%

Gross profit	116.7	13%	104.2	12%
Selling, general & administrative expenses	97.6	11%	110.4	13%

Income/(loss) from operations	19.1	2%	(6.1)	(1)%
Interest and other expense, net	23.5	3%	20.8	2%

Income/(loss) before income taxes	(4.4)	(1)%	(26.9)	(3)%
Provision/(benefit) for income taxes	(9.2)	(1)%	(2.4)	0%

Income/(loss) from continuing operations	4.8	1%	(29.3)	(4)%
Net income/(loss) from discontinued operations	4.7	1%	(15.5)	(2)%

Net income/(loss)	$9.5	1%	$(44.8)	(5)%

REVENUES	Percent of Total Revenues
	Nine Months Ended June 30,
	2004	2005
Commercial and Industrial	75%	73%
Residential	25%	27%

Total Company	100%	100%

Total revenues decreased $57.6 million, or 6.4%, from $902.3 million for the nine months ended June 30, 2004, to $844.7 million for the nine months ended June 30, 2005. This decrease in revenues is primarily the result of a decrease in revenues of $59.3 million in commercial and industrial revenues and an increase of $1.8 million in residential revenues for the nine months ended June 30, 2005.

Commercial and industrial revenues decreased $59.3 million, or 8.8%, from $675.5 million for the nine months ended June 30, 2004, to $616.2 million for the nine months ended June 30, 2005. The decline is due to a decrease of $31.3 million in industrial revenues, a decrease of $14.0 million in service and maintenance revenues and a decrease of $14.0 million in commercial revenues for the nine months ended June 30, 2005 versus June 30, 2004. These decreases can be attributed to a decrease in the award of bonded projects, more selective bidding on new project work and the closing utility and plant work at one subsidiary.

Residential revenues increased $1.8 million, or 0.8%, from $226.8 million for the nine months ended June 30, 2004 to $228.6 million for the nine months ended June 30, 2005, primarily as a result of increased demand for new single-family and multi-family housing in the South and Southwest.

GROSS PROFIT	Segment Gross Profit Margins As a Percent of Segment Revenues
	Nine Months Ended June 30,
	2004	2005
Commercial and Industrial	10.7%	9.1%
Residential	19.5%	21.2%

Total Company	12.9%	12.3%

Gross profit decreased $12.5 million, or 10.7%, from $116.7 million for the nine months ended June 30, 2004, to $104.2 million for the nine months ended June 30, 2005. Gross profit margin as a percentage of revenues decreased from 12.9% to 12.3% for the nine months ended June 30, 2004 compared to nine months ended June 30, 2005.

Commercial and industrial gross profit decreased $16.6 million, or 22.9%, from $72.5 million for the nine months ended June 30, 2004 to $55.9 million for the nine months ended June 30, 2005. Commercial and industrial gross profit margin as a percentage of revenues decreased from 10.7% for the nine months ended June 30, 2005, to 9.1% for the nine months ended June 30, 2004. This decline in gross margin from the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 was primarily due to a combination of an increase in insurance reserves of $2.6 million, increased competition and costs of materials that have not fully been passed to customers, reduced job profitability at specific subsidiaries and decreased award of bonded projects in our commercial and industrial segment. During the nine months ended June 30, 2005, we recorded $0.2 million additional accumulated amortization in cost of services for leasehold improvements. Additionally, we are also closing the utility and plant work at one subsidiary which accounted for approximately $3.1 million gross profit loss during the nine months ended June 30, 2005.

Residential gross profit increased $4.1 million, or 9.4%, from $44.2 million for the nine months ended June 30, 2004, to $48.4 million for the nine months ended June 30, 2005. Residential gross profit margin as a percentage of revenues increased from 19.5% for the nine months ended June 30, 2004, to 21.2% for the nine months ended June 30, 2005. This increase in gross profit margin as a percentage of revenues was primarily the result of increased demand for new single-family and multi-family housing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $12.8 million, or 13.1%, from $97.6 million for the nine months ended June 30, 2004, to $110.4 million for the nine months ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues increased from 10.8% for the nine months ended June 30, 2004 to 13.1% for the nine months ended June 30, 2005. Additional costs of $3.2 million in legal fees resulted from the combination of not timely filing our fiscal third quarter 2004 Form 10-Q and other litigation during the nine months ended June 30, 2005. Additional consulting fees during the nine months ended June 30, 2005 associated with Sarbanes-Oxley compliance and increased audit fees was $2.7 million that were not incurred during the nine months ended June 30, 2004. Additional costs of $3.1 million were incurred during the nine months ended June 30, 2005 associated with an incentive program that were not incurred during the nine months ended June 30, 2004. Additional costs for the impairment of goodwill were included during the nine months ended June 30, 2005 relating to a company formerly included in discontinued operations and currently included in continuing operations of $0.6 million. During the nine months ended June 30, 2005, we recorded $0.5 million additional accumulated amortization in selling, general and administrative expenses for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.

INCOME FROM OPERATIONS

Income from operations decreased $25.3 million, or 131.9%, from $19.1 million for the nine months ended June 30, 2004, to an operating loss of $6.1 million for the nine months ended June 30, 2005. This decrease in income from operations was attributed to a decrease in the award of bonded projects, increased competition and costs of materials that have not fully been passed to customers, closing utility and plant work at one subsidiary and additional accumulated depreciation recorded for leasehold improvements during the nine months ended June 30, 2005 over the same period in the prior year and the increase in selling, general, and administrative costs of $12.8 million during the nine months ended June 30, 2005.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net decreased from $23.5 million for the nine months ended June 30, 2004, to $20.8 million for the nine months ended June 30, 2005. This decrease in net interest and other expense was primarily the result of a $5.2 million loss associated with retiring $75 million of senior subordinated notes during the nine months ended June 30, 2004 not included during the nine months ended June 30, 2005, a $1.1 million gain related to the sale of assets primarily associated with the closure of utility and plant work at one subsidiary during the nine months ended June 30, 2005, and $0.4 million interest income related to cash collateral on our surety bonds. This decrease is partially offset by an increase in interest expense during the nine months ended June 30, 2005 for our senior convertible notes issued in November 2004, $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option on the convertible notes, and an increase in amortization of deferred financing costs related to the amendments to the credit facility.

PROVISION FOR INCOME TAXES

Our tax provision increased from a tax benefit of $6.1 million for the nine months ended June 30, 2004 to a tax provision of $2.4 million for the nine months ended June 30, 2005. This increase is attributable a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

The following table presents selected unaudited historical financial information for the three months ended June 30, 2004 and 2005.

	Three Months Ended June 30,
	2004	%	2005	%
	(dollars in millions)
Revenues	$311.2	100%	$284.0	100%
Cost of services (including depreciation)	273.9	88%	246.6	87%

Gross profit	37.3	12%	37.4	13%
Selling, general & administrative expenses	34.7	11%	38.3	14%

Income/(loss) from operations	2.6	1%	(1.0)	0%
Interest and other expense, net	5.0	2%	7.0	3%

Income/(loss) before income taxes	(2.4)	(1)%	(7.9)	(3)%
Provision/(benefit) for income taxes	(2.1)	1%	1.4	0%

Income/(loss) from continuing operations	(0.3)	0%	(9.3)	(4)%
Net income/(loss) from discontinued operations	1.0	0%	(4.6)	(2)%

Net income/(loss)	$0.7	0%	$(13.9)	(5)%

REVENUES	Percent of Total Revenues
	Three Months Ended June 30,
	2004	2005
Commercial and Industrial	74%	70%
Residential	26%	30%

Total Company	100%	100%

Total revenues decreased $27.2 million, or 8.8%, from $311.2 million for the three months ended June 30, 2004, to $284.0 million for the three months ended June 30, 2005. This decrease in revenues is primarily the result of a decrease in revenues of $31.2 million in commercial and industrial revenues and an increase of $4.0 million in residential revenues for the nine months ended June 30, 2005.

Commercial and industrial revenues decreased $31.2 million, or 13.6%, from $228.9 million for the three months ended June 30, 2004, to $197.7 million for the three months ended June 30, 2005. The decrease in revenues for the three months ended June 30, 2004 is primarily related to decreased awards of bonded projects, closure of the plant and utility work at one subsidiary and more selective bidding on new project work.

Residential revenues increased $4.0 million, or 4.8%, from $82.3 million for the three months ended June 30, 2004 to $86.3 million for the three months ended June 30, 2005, primarily as a result of increased demand for new single-family and multi-family housing.

GROSS PROFIT	Segment Gross Profit Margins As a Percent of Segment Revenues
	Three Months Ended June 30,
	2004	2005
Commercial and Industrial	10.0%	9.3%
Residential	17.5%	22.1%

Total Company	12.0%	13.2%

Gross profit increased $0.1 million, or 0.2%, from $37.3 million for the three months ended June 30, 2004, to $37.4 million for the three months ended June 30, 2005. Gross profit margin as a percentage of revenues increased from 12.0% to 13.2% for the three months ended June 30, 2005 compared to three months ended June 30, 2004. The increase in gross margin from the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to increased profitability in our residential segment.

Commercial and industrial gross profit decreased $4.6 million, or 20.1%, from $22.9 million for the three months ended June 30, 2004 to $18.3 million for the three months ended June 30, 2005. Commercial and industrial gross profit margin as a percentage of revenues decreased from 10.0% for the three months ended June 30, 2004, to 9.3% for the three months ended June 30, 2005. This decrease in gross profit margin as a percentage of revenues was primarily the result of reduced job profitability at specific subsidiaries and decreased awards of bonded projects. Additionally, we closed the utility and plant work at one subsidiary which accounted for approximately $1.3 million gross profit loss during the three months ended June 30, 2005.

Residential gross profit increased $4.7 million, or 32.4%, from $14.4 million for the three months ended June 30, 2004, to $19.1 million for the three months ended June 30, 2005. Residential gross profit margin as a percentage of revenues increased from 17.5% for the three months ended June 30, 2004, to 22.1% for the three months ended June 30, 2005. This increase is due to the increase demand for new single-family and multi-family housing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $3.6 million, or 10.4%, from $34.7 million for the three months ended June 30, 2004, to $38.3 million for the three months ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues increased from 11.2% for the three months ended June 30, 2004 to 13.5% for the three months ended June 30, 2005. Additional costs of $1.2 million were incurred during the three months ended June 30, 2005 associated with an incentive program that were not incurred during the three months ended June 30, 2004. Additional costs of $0.8 million for legal fees during the three months ended June 30, 2005 resulted from litigation. Additional consulting fees of $2.0 million was incurred during the three months ended June 30, 2005 associated with Sarbanes-Oxley compliance and increased audit fees which were not incurred during the three months ended June 30, 2004.

INCOME FROM OPERATIONS

Income from operations decreased $3.5 million, or 137.5%, from $2.6 million for the three months ended June 30, 2004, to an operating loss of $1.0 million for the three months ended June 30, 2005. This decrease in income from operations was attributed to increase competition and costs of materials that have not fully been passed to customers and closure of utility and plant work at one subsidiary during the three months ended June 30, 2005 over the same period in the prior year and the increase in selling, general, and administrative costs of $3.6 million during the three months ended June 30, 2005.

NET INTEREST AND OTHER EXPENSE

Interest and other expense, net increased from $5.0 million for the three months ended June 30, 2004, to $7.0 million for the three months ended June 30, 2005. This increase in net interest and other expense was primarily the result of an increase in deferred amortization costs of $2.0 during the three months ended June 30, 2005 related to the amendments to the credit facility additional interest costs related to higher incremental borrowing costs on the senior convertible notes outstanding during the three months ended June 30, 2005, $0.3 million net increase in write downs of an investment, partially offset by $0.4 million of interest income during the quarter ended June 30, 2005 earned on cash collateral held by our surety provider and a net increase of $0.9 million in gains on sales of property and equipment during the current quarter.

PROVISION FOR INCOME TAXES

Our tax provision increased from a tax benefit of $1.4 million for the three months ended June 30, 2004 to a tax provision of $1.4 million for the three months ended June 30, 2005. This increase is attributable a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.

DISCONTINUED OPERATIONS

During October 2004, we announced plans to begin a strategic alignment including the planned divestiture of certain commercial segments, underperforming subsidiaries and those that rely heavily on surety bonding for obtaining a majority of their projects. During November 2004, management committed to a plan to complete the divestiture of these companies by the end of fiscal 2005. This plan included management’s actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. Management expects to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. Management does not foresee any significant changes in the plan, nor anticipates events requiring withdrawal from the plan. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented; therefore, other subsidiaries included in our divestiture plan will be included in future periods as they qualify for discontinued operations treatment.

During the nine months ended June 30, 2005, the Company completed the sale of all the net assets of eleven of its operating subsidiaries for $36.3 million in cash including certain cash true-ups. These operating subsidiaries primarily provided electrical contracting services for the commercial segment. Including the goodwill impairment, the sales generated an after-tax loss of $13.4 million and has been recognized in the nine months ended June 30, 2005 as discontinued operations in the consolidated income statement and the prior year’s nine months ended June 30, 2004 results of operations have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Nine Months Ended June 30,
	2004	2005
Revenues	$164,926	$95,271

Gross profit	$20,023	$6,970

Pretax income/(loss)	$7,774	$(15,426)

	Three Months Ended June 30,
	2004	2005
Revenues	$55,780	$20,521

Gross profit	$5,475	$1,690

Pretax income/(loss)	$1,715	$(4,563)

	Balance as of
	September 30, 2004	June 30, 2005
Accounts receivable, net	$56,179	$9,307
Inventory	3,099	20
Costs and estimated earnings in excess of billings on uncompleted contracts	10,065	2,711
Other current assets	381	497
Property and equipment, net	3,777	640
Goodwill, net	15,203	—
Other noncurrent assets	1,603	(143)

Total assets	$90,307	$13,032

Accounts payable and accrued liabilities	$16,840	$3,578
Billings in excess of costs and estimated earnings on uncompleted contracts	6,301	773
Long term debt, net of current portion	26	—
Other long term liabilities	888	361

Total liabilities	24,055	4,712

Net assets	$66,252	$8,320

During the three and nine months ended June 30, 2005, we recorded a net goodwill impairment charge of $4.3 million and $12.9 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal third quarter 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. As of June 30, 2005, we had only sold a portion of the subsidiaries included in our divestiture plan; therefore, we utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. We do not expect any significant differences between those estimates and the actual proceeds to be received upon the sale of the subsidiaries, nor expect any significant effect on the goodwill impairment charge taken.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three and nine months ended June 30, 2005, we recorded an impairment charge of $0.5 million and $1.5 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal third quarter 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations (see Note 5).

WORKING CAPITAL

	September 30, 2004	June 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$22,232	$31,518
Restricted cash	—	10,006
Accounts receivable:
Trade, net of allowance of $3,988 and $3,711 respectively	201,407	192,448
Retainage	61,725	56,410
Costs and estimated earnings in excess of billings on uncompleted contracts	31,751	25,731
Inventories	19,558	24,293
Prepaid expenses and other current assets	12,926	21,967
Assets held for sale associated with discontinued operations	90,307	13,032

Total current assets	$439,906	$375,405

CURRENT LIABILITIES:
Current maturities of long-term debt	$42,993	43
Accounts payable and accrued expenses	132,659	127,047
Billings in excess of costs and estimated earnings on uncompleted contracts	31,288	34,969
Liabilities related to assets held for sale associated with discontinued operations	24,055	4,712

Total current liabilities	$230,995	$166,771

Working capital	$208,911	$208,634

Total current assets decreased $64.5 million, or 14.6%, from $439.9 million as of September 30, 2004 to $375.4 million as of June 30, 2005. This decrease is primarily the result of a $9.0 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $77.3 million decrease in assets held for sale associated with discontinued operations due to the sale of eleven business units during the nine months ended June 30, 2005; partially offset by an increase in prepaid expenses and other current assets of $9.1 million from additional cash collateral deposited with our surety bonding company, and a net increase in cash and restricted cash of $19.3 resulting from the proceeds received from the issuance of our senior convertible bonds in November 2004, proceeds received from assets sales and the focus on collections.

As of June 30, 2005, the status of our costs in excess of billings versus our billings in excess of costs improved over that at September 30, 2004; and days sales outstanding improved 4 days from 81 days at September 30, 2004 to 77 days at June 30, 2005. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues increased from 94.2% at September 30, 2004 to 94.8% at June 30, 2005, when adjusted for a balance of $5.2 million as of June 30, 2005 in long-standing receivables also outstanding at September 30, 2004, but not fully collected by June 30, 2005. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowances for doubtful accounts are sufficient to cover any uncollectible accounts.

Total current liabilities decreased $64.2 million, or 27.8%, from $231.0 million as of September 30, 2004 to $166.8 million as of June 30, 2005. This decrease is primarily the result of a $42.9 million decrease in current maturities of long-term debt related to payments on our former credit facility, $5.7 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business during the nine months ended June 30, 2005, a $19.4 million decrease related to the sale of eleven business units during the nine months ended June 30, 2005 pursuant to a divestiture plan previously disclosed; partially offset by a $3.7 million increase in billings in excess of costs.

Working capital decreased $0.3 million, or 0.1%, due primarily to a net decrease of $58.0 million in the net assets held for sale associated with discontinued operations, a decrease of $2.3 million in costs and estimated earnings in excess of billings versus billings in excess of costs and estimated earnings on uncompleted contracts and a net decrease in accounts payable and accrued expenses of $4.1 million, substantially offset by an increase to working capital related to a reduction in current maturities of long-term debt of $42.9 million, an increase in cash and cash equivalents of $9.3 million, an increase in restricted cash of $10.0 million. See “Liquidity and Capital Resources” below for further information.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $31.5 million, restricted cash of $10.0 million, working capital of $208.6 million, no outstanding borrowings under our credit facility and term loan, $44.8 million of letters of credit outstanding, and available capacity under our credit facility of $12.6 million. The amount outstanding under our senior subordinated notes was $172.9 million and $50.0 million outstanding under our senior convertible notes.

During the nine months ended June 30, 2005, we used $5.8 million of net cash from operating activities. This net cash used by operating activities comprised of a net loss of $44.7 million, decreased by a $15.5 million net loss from discontinued operations, $8.2 million net operating cash flows from discontinued operations, and $17.7 million of non-cash charges related primarily to $4.0 million of amortization of deferred financing costs and $8.3 million of other depreciation and amortization expense, and $1.9 million bad debt expense; and offset by changes in working capital of $3.1 million. Working capital changes consisted of a $9.5 million increase in prepaid expenses and other current assets due to cash deposited with our surety bonding company collateralizing our surety bonds and a $4.8 million increase in inventories; offset by a $11.8 million decrease in accounts receivable due to the timing of and increased focus on collections. Additionally, accounts payable and accrued expenses decreased $8.8 million due to the timing of payments from period to period, and billings in excess of costs increased $3.4 million. Net cash provided by investing activities was $26.4 million, consisting primarily of $38.0 million in proceeds received for the sale of eleven business units during the nine months ended June 30, 2005 included in net cash provided by investing activities related to discontinued operations, offset by $3.6 million related to the purchase of property and equipment and an increase of $10.0 million in restricted cash. Net cash used in financing activities was $11.3 million, resulting primarily from the receipt of $60.0 million in senior convertible notes and additional drawings on our Credit Facility and $0.6 million in proceeds from exercise of stock options, offset by $68.0 million in payments made on our Credit Facility and term loan and $4.3 million in capitalized deferred financing costs incurred primarily in connection with the issuance of our senior convertible notes.

On November 5, 2003, we commenced a $13 million share repurchase program. We used approximately $4.6 million in cash generated from operations to repurchase 549,200 shares during the year ended September 30, 2004 under this program. The terms of our credit facility, as amended, restrict our ability to repurchase shares under this program; therefore, no shares were repurchased under this program for the nine months ended June 30, 2005.

On February 27, 2004, we amended and restated our $125.0 million revolving credit facility to a $125.0 million revolving credit facility and a $50.0 million term loan led by Bank One, NA. We used the proceeds from the term loan and available cash to redeem $75.0 million principal amount of our long term bonds. Since February 27, 2004, and through May 24, 2005, we have amended the credit facility five times. The amendments provided, among other things, for covenants or waivers that permit us to file our Form 10-Q for the quarter ended June 30, 2004 on or before December 15, 2004, permitted us to issue senior convertible notes, specified mandatory debt reduction amounts by quarter, adjusted and redefined financial covenants on a monthly basis beginning December 31, 2004, increased pricing, established the borrowing base at 70 percent of qualifying receivables and permit us to release certain collateral related to bonded jobs to companies providing surety bonding. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility. The credit facility, as amended, matures on August 31, 2005. We have the ability to extend the facility until January 12, 2007 upon the payment of a fee if certain financial conditions are met. At June 30, 2005, the term loan had no outstanding borrowings. Amounts borrowed under the credit facility, as amended, bear interest at an annual rate of the banks prime rate plus two percent. Fees of one percent per annum are assessed on the outstanding credit facility commitment as of the beginning of each quarter. Our direct and indirect subsidiaries guarantee the repayment of all amounts due under the facility and the facility is secured by a first perfected security interest in all the assets of the company and those subsidiaries, including all of the outstanding capital shares of the capital stock of those subsidiaries. Among other restrictions, the financial covenants include minimum EBITDA, as defined in the credit agreement, requirements for core and all operations, a maximum senior secured debt to EBITDA ratio and a minimum interest coverage ratio. As of June 30, 2005, we would not have been in compliance with the minimum EBITDA covenant of the credit facility but we replaced the facility on August 1, 2005.

On August 1, 2005, the Company entered into a three-year $80 million asset-based revolving credit facility (the “New Credit Facility”) with Bank of America, N.A., as administrative agent (the “New Agent”). The New Credit Facility replaces the Company’s existing revolving credit facility (the “Former Credit Facility”) with JPMorgan Chase Bank, N.A. (the “Former Agent”), which was scheduled to mature on August 31, 2005.

The Company and each of its operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the New Credit Facility. The Company’s other subsidiaries have guaranteed all of the obligations under the New Credit Facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all of the assets of the Company and its subsidiaries, excluding any assets pledged to secure surety bonds procured by the Company and its subsidiaries in connection with their operations.

The New Credit Facility allows the Company and the other borrowers to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the New Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base calculated at a percentage of accounts receivable, inventory and equipment. The borrowing base is limited to $80 million, reduced by a fixed reserve which is currently $15 million.

Generally, outstanding borrowings under the New Credit Facility are priced at LIBOR plus a margin that varies from 2.5% to 3.5%, or at the Company’s option, a domestic bank rate plus a margin that varies between 0.5% and 1.5%. The Company is charged a fronting fee equal to 0.25% of each letter of credit issued, and is charged a letter of credit fee equal to the margin applicable to LIBOR based loans, unless the letters of credit are cash collateralized, in which case the fee is reduced by 0.75%. The Company may elect to prepay the New Credit Facility at any time subject to a termination fee if prepaid during the first year.

The New Credit Facility contains covenants restricting the ability to: (1) incur indebtedness; (2) grant liens; (3) enter into certain merger or liquidation transactions; (4) dispose of assets; (5) make capital expenditures; (6) pay dividends; (7) enter into certain other agreements and (8) make payments on the Company’s subordinated debt. The New Credit Facility also includes customary covenants regarding reporting obligations and requires the Company to maintain a consolidated fixed charge coverage.

In addition to customary events of default, the New Credit Facility provides that an event of default will occur if: (1) the Company or its subsidiaries default on any debt in excess of $500,000; (2) certain changes of control occur; (3) an event of default occurs with respect to the Company’s 9 3/8% Senior Subordinated Notes due 2009, the Company’s Series A 6.5% Senior Convertible Notes or the Company’s Series B 6.5% Senior Convertible Notes if such default is not cured within the applicable grace period; (4) an event of default occurs under the Company’s agreements with Federal Insurance Company (“Chubb”) and as a result thereof Chubb has ceased issuing surety bonds on behalf of the Company, has made demand for performance thereunder or has otherwise commenced exercising any remedies thereunder, or if any claim is made on Chubb related to any bonded contract against the issuer of any surety bond or (6) an event or condition occurs which has a material adverse effect on the Company and its subsidiaries taken as a whole.

If an event of default occurs under the New Credit Facility, then the lenders may: (1) terminate their commitments under the New Credit Facility; (2) declare any outstanding indebtedness under the New Credit Facility to be immediately due and payable; and (3) foreclose on the collateral pledged to secure the obligations.

The borrowers currently have no borrowings outstanding under the New Credit Facility other than a letter of credit (the “Back-Up Letter of Credit”) issued by the New Agent in favor of the Former Agent in the face amount of $42,064,337. The Back-Up Letter of Credit has been issued to secure the letters of credit issued by the Former Agent in connection with the Former Credit Facility.

On August 1, 2005 the New Agent and Chubb entered into a letter agreement which sets forth certain agreements among the parties thereto with respect to the commingling of cash proceeds from collateral granted to Chubb to secure the Company’s surety obligations and the cash proceeds from collateral granted to the New Agent in connection with the New Credit Facility. The Company has agreed to provide Chubb with an additional $5 million letter of credit which will be held by Chubb as additional security for the Company’s surety obligations.

Furthermore, the Company expects to record a non-cash charge in the quarter ended September 30, 2005 of approximately $0.6 million to write off the remaining deferred financing costs related to the Former Credit Facility.

We have outstanding two different series of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. We pay interest on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the nine months ended June 30, 2004, we redeemed $75.0 million principal amount of our senior subordinated notes, paying a call premium of 4.7%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense. At June 30, 2005, we had $172.9 million in outstanding senior subordinated notes. We failed to timely file our June 30, 2004 Form 10-Q resulting in defaults under the indenture relating to our subordinated debt and senior secured credit facility. We have since cured all defaults under our subordinated debt. If the senior credit facility is accelerated as a result of the existing default, then the trustee may declare a default under the senior subordinated notes.

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

On February 24, 2005, and following shareholder approval, we sold $14 million in principal amount of its Series B 6.5% Senior Convertible Notes due 2014 (the Notes), pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Notes issued by us in an initial private placement on November 24, 2004. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision and the value of the redemption premium that may be due in the event we redeem the notes prior to the stated maturity. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Notes that would settle in cash because shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the nine months period ended June 30, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At June 30, 2005, the fair value of the two remaining derivatives was $1.6 million. Additionally, we recorded at June 30, 2005 a net discount of $0.9 million which is being amortized over the remaining term of the Notes.

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

Some of our customers require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer has had reasonable cause to effect payment under a letter of credit. At June 30, 2005, $2.1 million of our outstanding letters of credit were to collateralize our customers.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2005, $36.3 million of our outstanding letters of credit were to collateralize our insurance program.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2005, our cost to complete projects covered by surety bonds was approximately $110.8 million and utilized a combination of $17.5 million in cash and letters of credit totaling $6.4 million to collateralize its bonding program.

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2005, we had invested $3.9 million under our commitment to EnerTech. Since the acquisition of this investment, we have received distributions and recorded net realized losses of $0.7 million. The carrying value of this EnerTech investment at September 30, 2004 and June 30, 2005 was $3.0 million and $3.2 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that we believe are temporary in nature. As of June 30, 2005, the fair value of our share of the EnerTech fund approximated the carrying value. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.

Our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands)(1):

	2005	2006	2007	2008	2009	Thereafter	Total
Debt obligations	$34	$22	$13	$3	$172,888	$50,000	$223,036
Operating lease obligations	3,989	10,499	7,622	4,720	3,160	3,200	33,759
Deferred and contingent tax liabilities	266	8,886	4,578	236	—	—	13,966
Capital lease obligations	10	12	3	3	2	1	31

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2005	2006	2007	2008	2009	Thereafter		Total
Standby letters of credit	$—	$44,845	$—	$—	$—	$—		$44,845
Other commercial commitments	$—	$—	$—	$—	$—	$1,100	(2)	$1,100

(2)	Balance of investment commitment in EnerTech.

OUTLOOK

Economic conditions across the country are challenging, although construction industry spending is expected to increase by two percent in 2005 according to F.W. Dodge. We continue to focus on collecting receivables and reducing days sales outstanding. We will continue to take steps to reduce our costs. We have made significant reductions in administrative overhead at the home office and in the field. We have elected to sell or close certain operations. Those operations that we have designated to be sold or closed generated total revenues in fiscal 2004 of $90.5 million and operating income of $5.3 million. If we are successful in our efforts to sell these operations, their revenue and income (loss) contributions will no longer be included in our results of operations and the sales proceeds will be used primarily to reduce our indebtedness. As we continue to divest of operations and cut costs our outlook will change. Therefore, we are not providing guidance at this time on future results.

We expect to generate cash flow from operations, sales of businesses and borrowing under our credit facility. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that these combined cash flows will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures of approximately $5.0 million for the fiscal year ended September 30, 2005. Our ability to generate cash flow is dependent on many factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. We continue to look for ways to reduce our overall leverage. See “Disclosure Regarding Forward-Looking Statements.”

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

INFLATION

Due to the relatively low levels of inflation experienced in fiscal 2002 and 2003, inflation did not have a significant effect on our results in those fiscal years or on any of the acquired businesses during similar periods. During fiscal 2004 and year to date 2005, however, we experienced significant increases in the commodity prices of copper products, steel products and fuel. Over the long-term, we expect to be able to pass those increased costs to our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including restricted stock grants and grants of employee stock options, to be recognized in income and measured at fair value. Additionally, employee stock purchase programs have increased restrictions to be considered noncompensatory; therefore, most of these plans, formerly accounted for as noncompensatory stock purchase plans, will be required to be measured and recorded at fair value. Fair value is calculated utilizing a stock-option pricing model, where necessary, including specific input assumptions delineated in the standard. SFAS 123R utilizes a “modified grant-date approach” where, regardless of vesting conditions based on service and performance, measurement of the fair value of awards is calculated on the grant date and amortized into income over the requisite service period for all awards that vest. Where vesting of awards does not occur, no compensation cost will be recognized. SFAS 123R also significantly changes the treatment of taxes related to share based payments from that required under SFAS 123 or Accounting Principles Board Opinion No. 25, Account for Stock Issued to Employees, (“APB 25”). Through June 30, 2005, we have accounted for share-based payments pursuant to APB 25 and provided the requisite pro forma disclosures delineated in SFAS 123 in the notes to the consolidated financial statements. Pursuant to APB 25, we have only recognized compensation expense for certain restricted stock grants made in the fiscal years 2002 and 2004; however, no compensation expense has been required to be recognized for any stock option grants nor for the employee stock purchase plan. We are required to adopt SFAS 123R effective July 1, 2005 and have two transition options under the new standard; however, the recognition of compensation cost is the same under both options. We believe the adoption of SFAS 123R will have a material effect on our consolidated financial results during the period of adoption, however, the full effect the adoption of SFAS 123R has not been determined as of June 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. As of June 30, 2005 there were no borrowings outstanding under our credit facility and outstanding borrowings under our senior convertible notes was $50.0 million. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting

for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Notes that would settle in cash because shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the nine months period ended June 30, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At June 30, 2005, the fair value of the two remaining derivatives was $1.6 million. Additionally, we recorded at June 30, 2005 a net discount of $0.9 million which is being amortized over the remaining term of the Notes. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations and their indicated fair market value at June 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities—Debt:
Fixed Rate (senior subordinated notes)	$—	$—	$—	$—	$172,885	$—	$172,885
Fixed Interest Rate	—	—	—	—	9.375%	—	9.375%
Fixed Rate (senior convertible notes)	$—	$—	$—	$—	$—	$50,000	$50,000
Fixed Interest Rate	—	—	—	—	—	6.5%	6.5%
Fair Value of Debt:
Fixed Rate (senior subordinated notes)							$129,232
Fixed Rate (senior convertible notes)							$51,595

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2005. Based upon that evaluation, the Company took the following steps to improve the functioning of its disclosure controls:

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

The conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2005, was based on the identification of two material weaknesses in internal control in August 2004 and the identification of a material weakness during the March 2005 quarter, for which remediation is still ongoing.

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

In response to the issues identified above, by letter dated August 12, 2004, Ernst & Young, IES’ independent auditors, issued a letter to IES advising the Company that they had identified two deficiencies in the design of internal controls that are material weaknesses:

•	First, at one subsidiary, certain administrative costs were inappropriately recorded as additional contract costs on a large cost-plus contract, which resulted in the deferral of expenses and overstatement of revenues for the first quarter of fiscal 2002. Additionally, the subsidiary recorded margin on that same contract of up to 8% when the contract only allowed for costs plus a maximum of 6%.

•	Second, the Company recorded an additional $4.3 million in adjustments to contract cost, reversal of revenue and other issues. The auditors concluded that the Company’s lack of timely updating of estimated costs to complete contracts and lack of monitoring revenue recognition policies was a deficiency and material weakness.

To address the issues described above, IES’ management made the policy, training, controls and organizational changes described below:

•	IES is reviewing its internal controls by to improve the functioning of internal controls and address the potential deficiencies and weaknesses.

•	The number of reporting regions was reduced, and a new “rapid response” team was created to step in and assist subsidiaries experiencing difficulties to accelerate corrective measures.

•	Implementation of new and significantly expanded training programs for employees responsible for financial reporting.

•	The form of certification used for subsidiary presidents and controllers was revised and expanded.

•	Reporting relationships were changed so that regional controllers report directly to IES’ chief accounting officer and have a direct line of communication to the chief accounting officer.

•	A centralized accounting system has been implemented at 90 percent of the Company’s subsidiaries as of June 2005. This accounting system permits remote access and increased oversight of the accounting records at each subsidiary location. The increased automation of the revenue reporting process has strengthened the Company’s internal controls.

•	IES is implementing policies to require additional support in narrative or other form to document probable collection of larger aged accounts receivable. Under the revised policy, evidence required to recognize revenue will be a written or oral change order or notice to proceed.

•	IES is clarifying and improving its accounting policies, including its policies regarding revenue recognition, ethics compliance and contract documentation, and providing the policies in language and format that are more readily usable.

•	IES increased its regional and corporate monitoring procedures including consolidated five quarter fade reviews, troubled contract reviews, revenues at risk analysis and increased involvement from regional and corporate accounting in significant judgments.

•	IES will continue to leverage the capabilities of its reporting system, improve the documentation of the cost to complete calculation and formalize the process for monthly work in process review meetings.

At June 30, 2005, the Company does not believe that the material weakness relating to the timely updating of estimated costs to complete contracts has been remediated. The company expects that further training, process improvement, and monitoring of compliance with the Company’s revenue recognition policies is required to fully remediate this material weakness. The Company’s auditors concur that these steps are required to fully remediate the material weakness and include their suggestions. IES believes these changes allow it to better enforce controls and detect potential issues more quickly in the future.

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

The Company’s management is taking the following steps to remediate the material weakness:

•	The Company recently hired a new senior accountant that will provide supervisory accounting staff the ability to increase review and supervision within the accounting department.

•	The company intends to add additional accounting staff in the near future.

•	The Company has in place its Financial Reporting Manager who was unavailable for the December 2004 close.

•	The Company has recently filled its vacant Chief Accounting Officer position.

•	The Company has also reinforced a more rigorous review of public filings by other areas of management, including legal, operations and other executives.

At June 30, 2005, the Company believes the additional staff and processes identified above will serve to remediate the identified material weakness.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented the Company’s financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of the Company’s internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions at the Company, and obtain a $175 million credit facility for the Company.

On August 5, 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. The defendants argued that the amended complaint fails to allege fraud with particularity as required by Rule 9(b) of the Federal Rules of Civil Procedure and fails to satisfy the heightened pleading requirements for securities fraud class actions under the Private Securities Litigation Reform Act of 1995. Specifically, defendants argue that the amended complaint does not allege fraud with particularity as to numerous GAAP violations and opinion statements about internal controls, fails to raise a strong inference that defendants acted knowingly or with severe recklessness, and includes vague and conclusory allegations from confidential witnesses without a proper factual basis. The lead plaintiff will have 45 days to respond and defendants will have 21 days to file a reply.

On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard I. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Synder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and makes common law claims for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against the individual defendants. By agreement of the parties, defendants will have 60 days to file a motion to dismiss or otherwise respond to the amended petition. Plaintiff will then have 60 days to respond, and defendants will have 30 days to reply.

On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by Cynthia People alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory damages; $10-20 million in punitive damages; attorneys’ fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right to sue per her request. IES intends to vigorously contest any claims of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, because this case is in its early stages, it is premature to predict liability or estimate damages, if any. If such damages were to be found, it would have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(Amounts in thousands, except per share amounts)
April 1, 2005—April 30, 2005	—	$—	—	$8,353
May 1, 2005—May 31, 2005	—	—	—	8,353
June 1, 2005—June 30, 2005	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The terms of the Company’s credit facility, as amended, restricts its ability to repurchase its common stock under this program.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: August 9, 2005	By:	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President
and Chief Financial Officer