Form 10-K
period 2005-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2005-12-21
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of December 9, 2005, there were outstanding 39,280,637 shares of common stock of the Registrant. The aggregate market value of the voting stock of the Registrant on March 31, 2005 held by non-affiliates was approximately $97 million.

FORM 10-K
INTEGRATED ELECTRICAL SERVICES, INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s expectations and involve risks and uncertainties that could cause the Company’s actual results to differ materially from those set forth in the statements. Such risks and uncertainties include, but are not limited to, the Company’s inability to complete a financial restructuring on terms acceptable to the Company or at all, the Company’s ability to continue as a going concern, the inherent uncertainties relating to estimating future operating results or our ability to generate sales, operating income, or cash flow, potential difficulty in addressing a material weakness in the Company’s accounting systems that has been identified by the Company and its independent auditors, potential limitations on our ability to access the credit line under our credit facility, litigation risks and uncertainties, fluctuations in operating results because of downturns in levels of construction, inaccurate estimates used in entering into and executing contracts, difficulty in managing the operation of existing entities, the high level of competition in the construction industry both from third parties and ex-employees, changes in interest rates that could effect the level of construction, the general level of the economy, increases in costs or limitations on availability of labor, steel, copper and gasoline, limitations on the availability and the increased costs of surety bonds required for certain projects, inability to reach agreements with our surety companies to provide sufficient bonding capacity, risk associated with failure to provide surety bonds on jobs where we have commenced work or are otherwise contractually obligated to provide surety bonds, loss of key personnel, business disruption and costs associated with the Securities and Exchange Commission investigation, class-action litigation or shareholder derivative action now pending, unexpected liabilities associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where we have sold substantially all of the assets, inability to fulfill the terms or meet the required financial covenants of the credit facility, difficulty in integrating new types of work into existing subsidiaries, inability of subsidiaries to incorporate new accounting, control and operating procedures, inaccuracies in estimating revenues and percentage of completion on contracts, disruptions or inability to effectively manage work related to Hurricane Katrina and Rita and the expected increase in construction, the Company’s failure to satisfy the listing requirements of the NYSE, the suspension from trading of the Company’s common stock on the NYSE the NYSE’s commencement of efforts to de-list the Company’s common stock and the Company’s potential failure to appeal these efforts successfully, inability to reach agreement with our senior lender on amendments to the credit facility before December 31, 2005, if delisted from the NYSE and the senior unsecured noteholders demand repayment of their notes the Company’s potential inability to pay the debt and accrued interest, inability to modify, restructure or replace the Company’s substantial debt; inability to successfully restructure our operations to reduce operating losses; a material default in one or more of the Company’s credit agreements which is not waived or rectified and unexpected weather interference. You should understand that the foregoing as well as other risk factors discussed in this document, including those listed under the heading “Risk Factors” could cause results to differ materially from those expressed in such forward looking statements. We undertake no obligation to publicly update or revise information concerning the Company’s restructuring efforts, borrowing availability, its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I

Item 1.	Business
      In this annual report, the words “IES”, the “Company”, “we”, “our”, “ours”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ends on September 30.
      We are a leading provider of electrical contracting services in the United States. We provide a broad range of services including competitive bid design, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers.
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
      Since our incorporation in 1997, we have expanded to approximately 140 locations currently serving the continental 48 states through acquisition and internal growth. From 1995 to 2005, revenues for our businesses increased at a compounded annual growth rate of approximately 4.6%. Since 2003, we continued to focus internally on integrating to our information systems and established a regionally based management structure to enhance operating controls at all levels of our organization, as well as integrating a consolidated procurement program and structure to manage customers and vendors on a national basis.
Going Concern
      Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its unqualified audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in this Form 10-K as a result of our operating losses during fiscal 2005 and our potential non-compliance with certain debt covenants subsequent to September 30, 2005. We did not include any adjustments to the financial statements included in this Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern. We are currently undertaking the following efforts to address this uncertainty, each of which efforts is described in more detail below:

•	we are in the process of negotiating a consensual financial restructuring with the holders of our senior subordinated notes and have reached a non-binding agreement in principle with holders of approximately 58% of outstanding principal amount of our senior subordinated notes;

•	we are in the process of negotiating an amendment to our new credit facility, which we expect to obtain prior to December 31, 2005, to modify the applicability of the fixed coverage ratio; and

•	we are working to improve profitability and consistency of earnings through the implementation of a process known to us as Successful Projects. See “— Strategy — Successful Projects” below.
Update on Financial Restructuring
      During 2005, we announced our intention to strengthen and de-lever our balance sheet to improve our overall capital structure. As part of this initiative, we are seeking to reduce our long term debt, which will result in an increase in our free cash flow. By strengthening the balance sheet in this manner, we expect to free up additional liquidity, improve our credit ratings and enhance our surety bonding capability. To facilitate these efforts, on November 2, 2005, we announced that we had retained Gordian Group, LLC as a financial advisor. Gordian Group, LLC is a New York-based investment bank with national expertise in developing capital markets alternatives and providing financial advisory services.
      As a result of the foregoing, we commenced discussions with an ad hoc committee of holders of a substantial portion of our senior subordinated notes due 2009 and our senior convertible notes regarding a consensual restructuring of our debt obligations. On December 14, 2005, we announced that we had reached a non-binding agreement in principle with an ad hoc committee of holders of approximately $101 million, or 58%, of our $172.9 million principal amount of our senior subordinated notes for a potential restructuring pursuant to which the senior subordinated noteholders would receive in exchange for all of their notes shares representing approximately 82% of the common stock of the reorganized company. Holders of our outstanding common stock and management would retain or receive shares representing approximately 15% and 3%, respectively, of the common stock of the reorganized company.
      The agreement in principle contemplates that our customers, vendors and trade creditors would not be impaired by the restructuring and would be paid in full in the ordinary course of business, and that our senior convertible notes with a current aggregate principal amount outstanding of approximately $50 million, would be reinstated or the holders otherwise provided the full value of their note claims. It is also contemplated that our senior bank credit facility would be reinstated or refinanced at the time of the restructuring. Discussions have already begun with the bank with respect to the proposed restructuring.
      If the proposed restructuring were to be consummated, the proposed plan currently contemplates the filing of a pre-packaged Chapter 11 plan of reorganization in order to achieve the exchange of all of the senior subordinated notes for equity. Approval of a proposed plan in a pre-packaged proceeding would require the consent of the holders of at least two-thirds in claim amount and one-half in number of the senior subordinated notes that vote on the plan. We would seek to enter into a plan support agreement with the members of the ad hoc committee and then formally solicit consents to the proposed restructuring from the holders of our senior subordinated notes. We expect to begin the out-of-court solicitation process in January of 2006.
      There is no assurance that we will successfully complete the restructuring contemplated by the agreement in principle, or any other restructuring. At this time neither the agreement in principle nor any other proposed restructuring terms have been agreed to by the requisite holders of the senior subordinated notes, and the senior subordinated noteholders can withhold these consents for any or no reason. The agreement in principle is subject to the negotiation of definitive documentation, approval by the requisite noteholders and a court in a Chapter 11 proceeding and customary closing conditions. Because the agreement in principle is not binding and because there is no assurance it will be consummated, we continue to evaluate other alternatives for restructuring our capital structure. In addition, we may be forced by our creditors to seek the protection of federal bankruptcy law. If we consummate any restructuring, we may do so outside of bankruptcy, or in a pre-packaged Chapter 11 proceeding or in another proceeding under federal bankruptcy law. Any restructuring could cause the holders of our outstanding securities, including our common stock, senior subordinated notes and senior convertible notes, to lose some or all of the value of their investment in our securities. Furthermore, such restructuring could result in material changes in the nature of our business and material adverse changes to our financial condition and results of operations.
      In addition, we have previously announced that, as of December 5, 2005, our 30-trading day average stock price was below $1.00, that we have has failed or may fail to meet other published requirements for the continued listing of its common stock on the NYSE, including the exchange’s market capitalization requirements. On December 15, 2005, the NYSE suspended trading of our common stock, and notified us that it intends to de-list our common stock, subject to our right to appeal in accordance with the NYSE’s rules. We currently intend to appeal this determination by the NYSE, which process would likely take in excess of 35 business days from December 16, 2005, which is the day we received written notice from the NYSE of its intent to de-list our common stock. If we do not succeed in appealing this determination by the NYSE, the NYSE has indicated that it will promptly request the SEC to de-list our common stock. If our common stock is de-listed from the NYSE, the holders of our senior convertible notes would have the right, beginning 35 business days after de-listing, to put their notes back to us. We would likely not be able to pay the principal and accrued interest on those notes if put to us. Additionally, our new credit facility restricts our ability to repurchase these notes. Our inability to repurchase these notes and the limitations in our new credit facility to repurchase these notes could affect the success of any plan of reorganization contemplated by us without an agreement with the holders of the senior convertible notes. Absent an agreement with the holders of the senior convertible notes to any pre-packaged Chapter 11 plan that may be filed, we would seek to reinstate their notes or give them property equal to the full value of their note claims. We do not presently have an agreement with any of the holders of the senior convertible notes to the agreement in principle or any other proposed restructuring plan.
     Amendments to the New Credit Facility
      It has been necessary for us to seek amendments of our new credit facility in order to avoid our non-compliance with the fixed coverage ratio set forth in the agreement relating to the new credit facility. We are currently seeking an additional amendment to the new credit facility before December 31, 2005, for the purpose of further amending the applicability of the fixed coverage ratio. We expect to obtain an amendment prior to December 31, 2005.
      Our debt instruments and agreements, including the credit facility, the senior subordinated notes, the senior convertible notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under each of the others. In such event, the lenders under these instruments and agreements may exercise their remedies thereunder, including causing all outstanding indebtedness to accelerate and become due. If our indebtedness were to become due, as a result of the circumstances described above or any other reason, we do not have the necessary cash to repay our indebtedness. This may cause our creditors to force us into an involuntary bankruptcy under the federal bankruptcy laws, or may cause us to seek protection from our creditors under these laws unless we reach an agreement with these creditors to the restructuring plan described above or to another mutually agreeable restructuring plan. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” we have classified the long-term portion of senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to the need to amend our credit facility prior to December 31, 2005 and the potential for cross-defaults described above if we are unsuccessful.
Industry Overview
      Using the most recently available data from McGraw Hill Construction Analytics, (“McGraw Hill”) and historical data from EC&M Magazine, we estimate the electrical contracting industry will generate annual revenues in excess of $100 billion in 2005. Data from EC&M Magazine indicates that the electrical contracting industry is highly fragmented, with more than 70,000 companies, most of which are small, owner-operated businesses. This data also indicates that there are only 14 U.S. electrical contractors with revenues in excess of $200 million. McGraw Hill data indicates total construction industry revenues have grown at an average compound rate of approximately seven percent from 1998 through 2004. McGraw Hill forecasts total construction revenues for 2005 through 2010 to continue to grow at a more conservative pace of approximately four percent annually.
      During the last decade, electrical contractors have experienced a growing demand for their services as a result of more stringent electrical codes, increased use of electrical power, increased demand for bandwidth, demand for bundled services, and construction of smart houses with integrated audio, video, computer, temperature control and security systems. Additionally, residential construction spending continues to achieve record levels. This overall construction market, while up in 2005 over the past three years, had been depressed due to decreased commercial and industrial construction spending.
Competitive Strengths
      Our competitive strengths include the following:

•	Geographic diversity — We have approximately 140 locations, currently serving the continental 48 states and have worked on more than 1,800 contracts over $250,000 and more than 5,700 contracts overall in 2005. IES’ national presence mitigates much of the region specific economic slowdowns. Our presence in states such as Virginia and Texas has been particularly beneficial through this most recent construction decline, because these areas were less impacted than some of the other areas of the U.S. Since 1997, much of our revenues have been derived from the Sunbelt states which have had higher growth rates than overall U.S. construction. Our geographic diversity also enables us to better serve national customers with multiple locations.

•	Customer diversity — Our diverse customer base includes general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2005. We believe that customer diversity provides us with many advantages including reducing our dependence on any single customer.

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

•	Expertise — We have expertise in high-rise buildings including hotels, condominiums and office buildings, retail centers, hospitals, switching centers and utility substations and single-family and multi-family residential homes. We believe that our technical expertise provides us with (1) access to higher margin design-and-build projects; (2) access to growth markets including wireless telecommunications, highway lighting and traffic control, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors.

•	Ability to Service National Projects — Our nationwide presence and name recognition helps us compete for larger, national contracts with customers that operate throughout the U.S. Additionally, we believe our size and national service offering uniquely positions us as the only single source open shop electrical contracting service provider able to execute projects on a national basis. We are able to take on very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors. This type of work represents a growing market and we have made significant progress in pursuing these sizable accounts.

•	Access to resources — Access to resources is a key to success, especially in this difficult environment. We, like many of our competitors, have experienced increased costs and limited availability of bonding required for specific projects. Losses experienced by the surety industry in recent years have caused surety providers to limit capacity and increase prices for all participants, including us, even though we have incurred no surety losses on any project in our eight year history. Currently there are restrictions on the amount of surety we have available and limits on the types of projects we may bond. As a result we attempt to pursue those contracts that are the most economically attractive and for where the bonding costs can be justified by the expected return. As of September 30, 2005, the expected cost to complete projects covered by surety bonds was approximately $92.4 million. Additionally, we have access to our credit facility. As of September 30, 2005, we had no borrowings under the revolving credit line, we had letters of credit outstanding with Bank of America of $46.3 million, with available borrowing capacity of $16.3 million under its credit facility. As of December 16, 2005, available borrowing capacity under the Company’s credit facility was $5.6 million. We are currently seeking an amendment to our credit facility (see Note 6 to the Consolidated Financial Statements). The Company also had letters of credit outstanding with J.P. Morgan Chase of $33.6 million. At September 30, 2005, $34.9 million in letters of credit issued by Bank of America to J.P. Morgan Chase were to protect our previous lender, J.P. Morgan Chase, in the event that a letter of credit they issued, but has not been replaced by the Company, is drawn on.

•	Proprietary systems and processes — We have proprietary systems and processes that help us bid on projects, manage projects once they have been awarded and maintain and track customer information. In addition, we developed and perfected techniques and processes for installation on a variety of different projects, including a prefabrication processes we implemented throughout the organization. Through the consolidation of over 85 entities, we have taken the best practices within our company and leveraged those systems and processes across the entire organization for “best in class” practices.

•	Utilization of prefabrication processes — Our size and 100% merit shop environment has allowed us to quickly implement best prefabrication practices across our company. We prefabricate and preassemble or prepackage significant portions of electrical installations off-site and ship materials to the installation sites in specific sequences to optimize materials management, improve efficiency and minimize our employees’ time on job sites. This is safer, more efficient and more cost effective for both us and our customers.

•	Experienced management — During fiscal 2005, the company replaced its management team. C. Byron Snyder was named President and Chief Executive Officer, in July 2005 and has been a Director and Chairman of the Board of Directors since our inception.

Richard C. Humphrey was named Chief Operating Officer in March 2005. From 2001 until July 2005 Mr. Humphrey held the position of Regional Operating Officer.

David A. Miller was named Senior Vice President and Chief Financial Officer in January 2005. From January 1998 until January 2005 Mr. Miller held the positions of Financial Reporting Manager, Assistant Controller, Controller and Chief Accounting Officer with IES.

Curt L. Warnock was named Senior Vice President, General Counsel and Corporate Secretary in February 2005. From August 2004 to February 2005, Mr. Warnock was Vice President of Law. Prior to that he served as Associate General Counsel to the Company.

Gregory H. Upham was named Vice President and Chief Accounting Officer in June 2005.

Bob Callahan was named Senior Vice President of Human Resources in June 2005. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001.

The company has developed a strong team of executive officers which has a vast range of experiences and well known reputations in the markets they have served. This team has been put in place to identify any challenges that may arise in the business functions, seek opportunities for change and improvement, and react accordingly. We believe management and our employees currently own approximately 8-10% of our outstanding common stock.
Strategy
      Prior to fiscal 2005, we had been implementing a three-phase strategy.
      Phase one, “Back to Basics”, emphasized basic business fundamentals of increasing backlog, controlling costs and generating positive cash flow. We continue to focus on these fundamentals.
      Phase two, “One Company. One Plan.”, focused on processes and systems necessary to integrate various decentralized business units. This phase included additional financial reporting and planning processes through the implementation of a common information system that is now substantially complete. We also created company wide employee programs such as healthcare, incentive compensation and project manage-

ment training. This was in addition to promoting a culture of safe work practices improving our recordable accidents to less than half the industry average and tracking procurement spending with national vendors centrally for negotiated savings. We are focused on developing stronger national customer relationships.
      Phase three, “Continued Growth”, was designed to expand the businesses internally and via selective acquisitions. This phase was to be achieved primarily through internal growth in select markets and by increasing service offerings and market share. We did purchase one company in February 2003. However, we do not currently intend to grow through external growth. We have put our growth strategy on hold to focus on our core profitability and capital efficiency.
      In fiscal 2005, we turned our strategy to the operating and capital efficiency of our units and the overall capital structure of the firm.
      During October 2004 we began a process to strategically review the performance of each of our 49 business units over the last three years. We analyzed the financial performance of each unit with particular emphasis on the relative consistency of its results, returns on invested capital (unit level working capital and fixed assets), the required invested capital at each unit including capital costs associated with surety bonding, construction spending and growth trends in each geographical market, and management strength.
      Based on this review, we determined that certain businesses did not meet our criteria. We decided to sell or close these units in order to improve the overall profitability and capital efficiency of the company. During fiscal 2005, we sold 13 units and closed two others. These units produced revenues and operating income during fiscal 2004 of approximately $244.3 million and $8.6 million (before considering the impact of goodwill), respectively. The sales generated $54.1 million in total consideration comprised of $48.0 million in cash, $2.3 million in notes receivable and $3.8 million in retained assets and receivables.
      Additionally in fiscal 2005, we began the implementation of a process known to us as Successful Projects to bring consistency and standardization to the bidding, execution and estimates to completion processes surrounding our work. Successful Projects is designed to position the company for profitable growth and more consistent earnings.
      In the third quarter of fiscal 2005, we initiated Successful Projects and began to use an internally developed process for estimating and job tracking by breaking larger jobs into smaller components. By estimating jobs in smaller components, using expected material usage to determine expected labor needs, we expect to realize the following benefits:

•	Improve estimating accuracy — this allows estimators, project managers and management to be able to determine with greater accuracy the costs before the job is bid.

•	Identify any deviations from estimate early in the job — by having intermediate milestones to judge actual performance against estimates, the company can identify and work to correct deficiencies early in the job before they continue to reduce profitability.

•	Increased objectivity in the process — by using materials as the core of estimating and completion, all parties have an objective basis for evaluating performance, allowing management to better assess the expected cost to complete and identify any pending profitability issues.
      The Successful Projects program has been initiated in all business units as of the fiscal year end 2005 and is being utilized for estimating new jobs. Successful Projects is also expected to improve the quality of backlog. Our ability to estimate more accurately should improve our ability to realize margin as projected.
      As further described above under “Update on Financial Restructuring,” during fiscal 2005, we announced our plan to strengthen and de-lever our balance sheet to improve our overall capital structure. We expect that any restructuring of our capital structure would de-lever, and therefore strengthen, our balance sheet, including the proposed restructuring set forth in our non-binding agreement in principle with the ad hoc committee of noteholders described above. The proposed restructuring, if consummated, would result in our $172.9 million principal amount senior subordinated notes being exchanged for common stock, for our senior convertible notes to be reinstated or the holders otherwise provided the full value of their note claim and for the reinstatement or refinancing of our bank credit facility. In addition, as described above, the agreement in principle contemplates that our customers, vendors and trade creditors would not be impaired by the restructuring and would be paid in full in the ordinary course of business. Although we expect to begin an out-of-court solicitation process in January 2006, there is no certainty as to when or if any financial restructuring will be consummated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Update on Financial Restructuring” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Outlook” below for a further discussion of the proposed financial restructuring and its potential impact on our business, financial condition and results of operation.
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
      Demand for our commercial and industrial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 1995 through 2005, our pro forma combined revenues from commercial and industrial work has grown at a compound annual rate of approximately 2.7% per year. According to McGraw Hill data the non-residential construction industry has grown from 1995 to 2005 at a compound annual rate of approximately 4.0% per year. Commercial and industrial work represented approximately 79%, 76% and 71% of our revenues for the years ended September 30, 2003, 2004 and 2005, respectively. Pro forma combined revenues include revenues generated by our subsidiaries prior to acquisition by us. For additional segment information for each of the three years ended September 30, 2005, see Note 9 to the Consolidated Financial Statements.
      New commercial and industrial work begins with either a design request or engineer’s plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary, detailed design specifications, engineering drawings and cost estimates. Projects we design and build generally provide us with higher margins. “Design and build” gives full or partial responsibility for the design specifications of the installation. Design and build is an alternative to the traditional “plan and spec” model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform design and build work, because it allows us to use past experience to install a more cost effective project for the customer with higher profitability to us. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to our customer for payment, less retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during this time, including:

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
      We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market. Our residential business has experienced significant growth. Our pro forma combined revenues from residential electrical contracting have grown at a compound annual rate of approximately 11.3% from fiscal 1995 through 2005 compared to an industry average of approximately 11.1% over the same period according to McGraw Hill. Residential electrical contracting represented approximately 21%, 24% and 29% of our revenues for the years ended September 30, 2003, 2004 and 2005, respectively.
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
      The residential business is generally more profitable and less capital intensive than our commercial and industrial business and has a much lower surety bonding need. For additional segment information for each of the three years ended September 30, 2005, see Note 9 to the Consolidated Financial Statements. Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter.
Customers
      We have a diverse customer base. We intend to continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service. During the years ended September 30, 2003, 2004, and 2005, no single customer accounted for more than 10% of our revenues.
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

      Control and Information Systems. We are committed to performing those controls and procedures that improve our efficiency and the monitoring of our operations. We are substantially complete in deploying a standard Enterprise Resource Planning (“ERP”) software to all of our operating companies. We believe ERP applications are paramount to a growing business with our diverse geographic platform. Additionally, we have implemented a financial reporting and planning application to complement the ERP application that provides a uniform structure and analytical tools for the reporting process. This application was utilized for our 2003, 2004 and 2005 planning processes. We now have only two operating companies to implement the ERP and we expect to be completed by the end of the second quarter of fiscal year 2006. Implementation of this ERP system and the complementary financial reporting application allows us to obtain more timely results of operating performance and perform more detailed analyses. In addition to our ERP system, other controls and procedures we have in place include:

•	Pre-determined approval levels for bidding jobs. Each subsidiary may approve certain jobs based on each subsidiary’s gross revenues, the level of experienced estimating personnel on staff, the type of work to be bid (i.e. niche vs. non-niche work), and manpower availability. If a job exceeds these parameters additional approvals must be obtained.
•	A uniform monthly reporting process with data controls.
•	A series of quarterly reviews conducted by our senior management team. These meeting locations are rotated quarterly between the corporate office in Houston, Texas and various locations. The content of such meetings includes discussing safety performance, previous operating results, forecasts, opportunities and concerns.
•	A formalized planning process that involves analyzing industry trends at a county level for each subsidiary. This planning also formalizes the capital allocation process.
•	Monthly job review meetings involving finance and operations.
•	Weekly monitoring calls with the management of poor performing business units or at risk projects in order to closely monitor their performance.
Successful Projects
      We implemented the process known to us as Successful Projects to bring consistency and standardization to the bidding, execution and estimates to completion processes surrounding our contracts. Successful Projects is designed to position the company for profitable growth and more consistent earnings.
      The Company began to use a system developed within partner companies to implement an estimating and job tracking system to break larger jobs into smaller components. By estimating jobs in smaller components, first based on expected material usage and then determining expected labor needs, we expect to realize the following benefits:

•	Improve estimating accuracy
•	Identify any deviations from estimate early in the job
•	Increased objectivity in the process
      Our goal with Successful Projects is to improve consistency of earnings by raising both the accuracy of estimates and resolving shortfalls in profitability early in the project. The Successful Projects program has been initiated in all partner companies as of the fiscal year end 2005 and is being utilized for estimating new jobs. Successful Projects is also expected to improve the quality of backlog. Our ability to estimate more accurately should improve our ability to realize margin as projected.
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

•	the availability of qualified and licensed electricians or qualified technicians;
•	safety record;
•	cost structure;
•	price;
•	relationships with customers;
•	geographic diversity;
•	access to technology; and
•	experience in specialized markets.
Regulations
      Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians;
•	building and electrical codes;
•	regulations relating to consumer protection, including those governing residential service agreements; and
•	regulations relating to worker safety and protection of the environment.
•	qualifications of our business legal structure in the jurisdictions where we do business
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
Employees
      At September 30, 2005, we had approximately 8,900 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

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
      We have adopted a Code of Ethics for Financial Executives, a Code of Business Conduct and Ethics for directors, officers and employees (the legal Compliance and Corporate Policy Manual) and established Corporate Governance Guidelines and adopted charters outlining the duties of the Company’s Audit, Human Resources, and Compensation and Nominating/ Governance Committees, copies of which may be found on our website at www.ies-co.com. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the Annual Meeting of Stockholders of the Company.

RISK FACTORS
      You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

•	Holders of our equity securities and certain of our unsecured debt securities may lose a significant portion of the value of their investment.
      We have reached a non-binding agreement in principle with an ad hoc committee of holders of approximately 58% of outstanding principal amount of our senior subordinated notes for a potential restructuring, pursuant to which our senior subordinated notes would be exchanged for approximately 82% of the common stock of the reorganized company. While our negotiations with these noteholders is ongoing and their outcome is uncertain this exchange could be materially adverse to the holders of such notes. In addition, holders of our outstanding common stock would be substantially diluted pursuant to the proposed restructuring and may lose a significant portion of the value of their investment in our common stock.

•	Our initiative to de-lever our balance sheet may not be completed.
      The completion of our initiative to de-lever our balance sheet will require support from our creditors. If it is implemented pursuant to a bankruptcy proceeding, as currently proposed, consummation of any plan of reorganization will require a favorable vote by certain impaired classes of creditors, satisfaction of certain bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the plan. If the proposed restructuring, our initiative and/or any plan of reorganization does not receive the requisite support, our financial condition and the value of our securities will likely be materially adversely affected.
      Because the agreement in principle for the proposed restructuring is not binding and because there is no assurance it will be consummated, we continue to evaluate other alternatives for restructuring our capital structure. The uncertainty as to whether, how and when our restructuring may be consummated may cause concern in the marketplace among customers or vendors. If that concern results in the changing of payment or credit terms to us or our subsidiaries then our results from operations may be significantly affected. If a sufficient percentage of such constituencies were to make changes the Company may be forced to seek protection of the federal bankruptcy laws to manage the exposure. If we consummate any restructuring, we may do so outside of bankruptcy, or in a pre-packaged Chapter 11 proceeding or in another proceeding under federal bankruptcy law. As compared to a pre-packaged Chapter 11 proceeding, a non pre-packaged bankruptcy proceeding would likely be lengthier, involve more contested issues with creditors and other parties in interest and result in significantly increased administrative expenses, a negative impact on cash flow due to weakened trade and customer relations and a corresponding reduction in the consideration received by holders of unsecured or undersecured claims. Any of these alternatives may be potentially materially adverse to the holders of our common stock and our other securities, including our senior convertible notes and our senior subordinated notes, and may cause holders of our common stock and our other securities to lose a significant portion of the value of their investment in us.

•	If we are unable to service or refinance our indebtedness, or obtain amendments of our credit facility when necessary, we may need to seek protection from our creditors under federal bankruptcy laws.
      We have a substantial amount of indebtedness outstanding under our senior subordinated notes, senior convertible notes and new credit facility. If we are unable to service our indebtedness or refinance our indebtedness on acceptable terms, it may be necessary for us to seek protection from our creditors under federal bankruptcy laws unless we reach an agreement with our creditors to the proposed restructuring plan or to another mutually agreeable restructuring plan. We cannot assure you that we will be able to consummate a restructuring plan on terms acceptable to us or at all. Our next interest payment on our senior subordinated notes is February 1, 2006, on which date we will owe approximately $8.1 million in accrued interest to the holders of these notes, and there is no assurance that we will be able to make this interest payment when due. It has been necessary for us to seek amendments of our new credit facility in order to avoid our non-compliance with the fixed coverage ratio set forth in the agreement relating to the new credit facility. We will need to seek an additional amendment to the new credit facility before December 31, 2005, for the purpose of further amending the applicability of the fixed coverage ratio. If we are not able to satisfy the fixed coverage ratio or secure further amendments when necessary, we will be in default under the new credit facility. A default under the credit facility that is not cured or waived within 30 days would also result in defaults under our senior subordinated notes and senior convertible notes, which would cause the outstanding indebtedness under the new credit facility, senior subordinated notes and senior convertible notes to accelerate and become due. It would also be a default under our agreement with our primary surety bonding company. We do not have the necessary cash to repay our indebtedness if it were to become due and would likely have to seek protection from our creditors under federal bankruptcy laws unless we reach an agreement with our creditors to the proposed restructuring plan or to another mutually agreeable restructuring plan. Filing of bankruptcy would also be a “Fundamental Change” under our senior convertible notes. Please see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” Whether or not we file for protection in connection with a pre-package bankruptcy proceeding or otherwise, it is likely that the current holders of our equity securities will lose a significant portion of their value as a result of the dilution that will result from the claims of our more senior stakeholders.

•	Our common stock has been suspended from trading on the NYSE and could be delisted from the NYSE.
      As of December 5, 2005, our 30-trading day average stock price was below $1.00 and we had failed to meet other published requirements for the continued listing of our common stock on the NYSE, including the exchange’s market capitalization requirement. On December 15, 2005, the NYSE suspended trading of our common stock, and notified us orally that it intended to de-list our common stock, subject to our right to appeal in accordance with the NYSE’s rules. We intend to appeal this determination by the NYSE, which process would likely take in excess of 35 business days from December 16, 2005, which is the day we received written notice from the NYSE of its intent to de-list our common stock. If we do not succeed in appealing this determination by the NYSE, the NYSE has indicated that it will promptly request the SEC to de-list our common stock. If our common stock is de-listed from the NYSE, the holders of our senior convertible notes would have the right, beginning 35 business days after de-listing, to put their notes back to us. We would likely not be able to pay the principal and accrued interest on those notes if put to us. Additionally, our new credit facility restricts our ability to repurchase these notes. Our inability to repurchase these notes and the limitations in our new credit facility to repurchase these notes could affect the success of any plan of reorganization contemplated by us without an agreement with the holders of the senior convertible notes. Absent an agreement with the holders of the senior convertible notes to any pre-packaged Chapter 11 plan that may be filed, we would seek to reinstate their notes or give them property equal to the full value of their note claims. We do not presently have an agreement with any of the holders of the senior convertible notes to the agreement in principle or any other proposed restructuring plan.

•	The tax consequences of our initiative to de-lever our balance sheet are uncertain.
      Although we do not believe that implementation of our initiative to de-lever our balance sheet will itself result in significant tax liability, the impact on our ability to use existing net operating loss carryovers, built-in losses and other favorable tax attributes following completion of the initiative is uncertain. Limitations on our ability to use such favorable tax attributes could adversely affect our financial position.

•	The costs, monetary and otherwise, associated with our initiative to de-lever our balance sheet will negatively impact our cash flows from operations.
      The initiative to de-lever our balance sheet requires a significant percentage of management’s time and attention which distracts them from focusing on the operation of our business. We are incurring additional costs related our initiative to de-lever our balance sheet, including the fees of the legal and financial advisors we have retained to assist us with this initiative. We will continue to incur additional costs associated with the de-levering of our balance sheet and these costs will negatively impact our cash flows from operations.

•	Our auditors opinion that the operating losses and probable future lack of compliance with certain debt covenants raise a doubt about the Company’s ability to continue as a going concern.
      Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in this Form 10-K as a result of our operating losses during fiscal 2005 and our potential non-compliance with certain debt covenants subsequent to September 30, 2005. The auditors “going concern” opinion will continue at least until they consent to the incorporation by reference of their issued opinion. That may not occur until the next 10-K filing in twelve months. The “going concern” opinion may cause concern in one or more of our constituencies of employees, shareholders, debt holders, customers, vendors, or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.
      Receiving a “Going Concern” opinion is one criteria considered by the NYSE in determining the appropriateness of a delisting.

•	Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal control over financial reporting and disclosure controls and procedures, no matter how well designed and operated can provide only reasonable, not absolute, assurance that the control system’s objective will be met.
      Evaluations are made of our internal control over financial reporting and our disclosure controls and procedures, which include a review of the objectives, design, implementation and effect of the controls and the information generated for use in our periodic reports. In the course of our controls evaluation, we sought (and seek) to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is conducted on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our periodic reports.
      In connection with management’s evaluation of the effectiveness of our internal control over financial reporting, we determined that a material weakness existed with our internal control over financial reporting which arose from high turnover in an already limited accounting staff and the significant demands on that accounting staff resulting from the issues facing the Company.
      A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all possible future control issues within our company have been detected. These inherent limitations include the real world possibility that judgments in our decision-making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effect control system, misstatements due to error could occur and not be detected.

•	The Class Action Securities Litigation if continued or if decided against us could have a material adverse effect.
      Resulting from our inability to file a 10-Q for the quarter ended June 30, 2004 and the associated decline in the trading price of our stock, a series a of class action securities claims were filed and later consolidated into one action pending in Houston, Texas. The case has been fully briefed on the Motion to Dismiss and we are awaiting a ruling by the judge. If the judge does not dismiss the action then further discovery and expenses would likely occur. We have Directors and Officers insurance that provides coverage for this action. It is difficult to predict liability or any potential range of damages that we might incur in connection with this action. An adverse result could have a material adverse effect on our business, financial condition or cash flows.

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
      The electrical contracting industry is served by many small, owner-operated private companies, public companies and several large regional companies. We could also face competition in the future from new competitors entering these markets. Electrical contracting has a relatively low capital requirement for entry. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

•	There is a shortage of qualified electricians. Since the majority of our work is performed by electricians, this shortage may negatively impact our business, including our ability to grow.
      There is a shortage of qualified electricians in the United States. In order to conduct our business, it is necessary to employ electricians and have those electricians qualified in the states where they do business. While overall economic growth has diminished, our ability to increase productivity and profitability may be limited by our ability to employ, train and retain skilled electricians required to meet our needs. Accordingly there can be no assurance, among other things, that:

•	we will be able to maintain the skilled labor force necessary to operate efficiently;
•	our labor expenses will not increase as a result of a shortage in the skilled labor supply; and
•	we will be able to maintain the skilled labor force necessary to implement our planned internal growth and respond to improving construction market and work from the hurricane damaged Gulf Coast region.

•	Due to seasonality and differing regional economic conditions, our results may fluctuate from period to period.
      Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Untimely weather delay from rain, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

•	The estimates we use in placing bids could be materially incorrect. The use of incorrect estimates could result in losses on a fixed price contract. These losses could be material to our business.
      We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of gasoline, labor and materials, however, may vary from significantly from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results.

•	We may experience difficulties in managing internal growth or consolidations.
      In order to grow internally, we must expect to expend significant time and effort managing and expanding existing operations. We cannot guarantee that our systems, procedures and controls will be adequate to support expanding operations, including the timely receipt of financial information. Growth imposes significant added responsibilities on our senior management, such as the need to identify, recruit and integrate new senior managers and executives. If we are unable to manage our growth, or if we are unable to attract and retain additional qualified management, our operations could be materially adversely affected. As we have sold companies and consolidated some support functions of human resources, payroll, estimating, safety, accounting, and other administrative support functions it has offered some cost savings. Those savings only arise after the consolidations and after additional time and effort managing that consolidation. The divestitures also result in some increase in non-productive costs such as unused lease facilities and equipment that must be re-deployed or sold.

•	We may experience difficulties in managing our working capital.
      Our billings under fixed price contracts are generally based upon achieving certain benchmarks and will be accepted by the customer once we demonstrate those benchmarks have been met. If we are unable to demonstrate compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which could have a materially adverse effect on our operations if this occurred over several large projects. As we have had limited surety bond availability some of our customers have increased the normal 5-10% retainage to a higher percentage. This results in a delay in receipt of not only the profit but also working capital expended on the jobs.

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

•	We have a substantial amount of debt. Our current debt level could limit our ability to fund future working capital needs and increase our exposure during adverse economic conditions.
      Our indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse operational performance and economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures and other general corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	limit the amount of surety bonding available for use by subsidiaries.
•	place us at a disadvantage compared to a competitor that has less debt; and
•	limit our ability to borrow additional funds.
      We have a substantial amount of indebtedness outstanding under our senior subordinated notes, senior convertible notes and new credit facility. Our next interest payment on our senior subordinated notes is February 1, 2006, on which date we will owe approximately $8.1 million in accrued interest to the holders of these notes, and there is no assurance that we will be able to make this interest payment when due. If we are unable to service our indebtedness or refinance our indebtedness on acceptable terms, it may be necessary for us to seek protection from our creditors under federal bankruptcy law. We may also seek to consummate a restructuring through a pre-packaged Chapter 11 proceeding although we cannot assure you that we will be able to consummate a restructuring plan on terms acceptable to us or at all. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” we have classified the long-term portion of our senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to the need to amend our credit facility prior to December 31, 2005 and the potential for cross-defaults described above if we are unsuccessful.
      To service our indebtedness, including trade payables, and working capital, we require a significant amount of cash flow, and we cannot assure you that we will have sufficient cash flow to service these liquidity needs and obligations.
      Our cash flow fluctuates seasonally and even daily, sometimes significantly. During our efforts to restructure the company, these fluctuations may increase in amount and may adversely affect our business and our cash flow. In connection with our efforts to restructure the company, some or all of our trade creditors may refuse to extend credit to us or do business with us. If we do not generate sufficient cash flow to pay our trade creditors or if our trade creditors refuse to do business with us on terms acceptable to us or at all, our business, financial condition and results of operations could be materially adversely affected. See “Risk Factors — To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors.”

•	A significant portion of our business depends on our ability to provide surety bonds. Our inability to obtain surety bonds could adversely affect our operating results and reduce future revenues.
      Surety market conditions are difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in connection with certain large corporate bankruptcies particularly for large surety bond needs of a company the size of IES. As a result terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 35% of our fixed price contract business has required bonds and presently only about 10% of our work is bonded. While we have enjoyed a longstanding relationship with our surety, current market conditions as well as changes in our surety’s assessment of our operating and financial risk could cause our surety to decline to issue bonds for our work on terms acceptable to IES or even at all. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, providing other forms of assurance such as insurance products or parental guarantees and seeking bonding capacity from other sureties. There can be no assurance that we could achieve these alternatives. Accordingly, if we continue to experience less availability of bonding capacity, our operating results could be adversely impacted by a reduction of revenue.
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
      In certain cases surety bond companies are willing to provide surety bonds only if cash or letters of credit are provided as collateral. This additional cost, when combined with the costs to perform the work and the practice in the industry of the customer retaining a percentage of the contract amount until the job is completed, can make projects that are subject to this type of collateral requirement not economically viable.

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
      When we acquire a business, we record an asset called “goodwill” if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” established accounting and reporting requirements for goodwill and other intangible assets. SFAS No. 142 requires that goodwill attributable to each of four reporting units be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform impairment tests at least annually during the first fiscal quarter of each year. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

•	Our operations are subject to numerous physical hazards associated with the construction of electrical systems. If an accident occurs, it could result in an adverse effect on our business.
      Hazards related to our industry include, but are not limited to, electrocutions, fires, machinery caused injuries, mechanical failures or transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and may result in suspension of operations. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures. No assurance can be given either that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations or that we will be able to maintain adequate insurance at reasonable rates.

•	The loss of a group of key personnel, either at the corporate or operating level, could adversely affect our business.
      The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our current and future executive officers, senior management and management personnel at the companies we have acquired. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. During these volatile times we have an increased risk of employees departing. If we lose a group of key personnel, our operations could be adversely affected. We do not maintain key man life insurance.

•	The loss of productivity, either at the corporate office or operating level, could adversely affect our business.
      Our business is primarily driven by labor. The ability to perform contracts at acceptable margins depends on our ability to deliver substantial labor productivity. We cannot guarantee that productivity will continue at acceptable levels at our corporate office and our operating subsidiaries for a particular period of time. With the increased activity of de-levering our balance sheet and the uncertainty in the market there is an increased difficulty in maintaining morale and focus of employees. The loss of productivity could adversely affect the margins on existing contracts or the ability to obtain new contracts.

•	Litigation and claims can cause unexpected losses.
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
      Independent of the normal litigation risks, as a result IES’ inability to timely file its third quarter Form 10-Q and the subsequent events, a class action lawsuit has been filed, a shareholder derivative action has been filed and a formal SEC investigation is ongoing. Those matters are discussed in more detail in Item 3 of this document.

•	The sale of subsidiaries may expose us to losses.
      We determined to sell all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets was a previous owner of those assets. That previous owner may sometimes still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser, who is often the person most familiar with the business unit being sold. There is the potential in retaining the company structure that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assumed by others. We would then seek reimbursement from the parties that assumed those liabilities.

Item 2.	Properties
      We operate a fleet of approximately 2,900 owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.
      At September 30, 2005, we maintained branch offices, warehouses, sales facilities and administrative offices at approximately 140 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas.
      Our properties are generally adequate for our present needs, and we believe that suitable additional or replacement space will be available as required.

Item 3.	Legal Proceedings
      In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342; in the United States District Court for the Southern District of Texas, Houston Division: Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented the Company’s financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of the Company’s internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions at the Company, and obtain a $175 million credit facility for the Company.
      On August 5, 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. The defendants argued, among other things, that the amended complaint fails to allege fraud with particularity as required by Rule 9(b) of the Federal Rules of Civil Procedure and fails to satisfy the heightened pleading requirements for securities fraud class actions under the Private Securities Litigation Reform Act of 1995. Specifically, defendants argue that the amended complaint does not allege fraud with particularity as to numerous GAAP violations and opinion statements about internal controls, fails to raise a strong inference that defendants acted knowingly or with severe recklessness, and includes vague and conclusory allegations from confidential witnesses without a proper factual basis. Lead plaintiff filed its opposition to the motion to dismiss on September 28, 2005, and defendants filed their reply in support of the motion to dismiss on November 14, 2005. The Company does not anticipate any additional briefing on defendants’ motion.
      The Company intends to vigorously contest this action. An adverse outcome in this action could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
      Radek v. Allen, et al., No. 2004-48577; in the 113th Judicial District Court, Harris County, Texas: On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and making common law claims against the individual defendants for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On September 16, 2005, defendants filed special exceptions or, alternatively, a motion to stay the derivative action. On November 11, 2005, Plaintiff filed a response to defendants’ special exceptions and motion to stay. Defendants’ special exceptions and motion to stay are currently set for hearing on January 9, 2006.
      The Company intends to vigorously contest this action. An adverse outcome in this action could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

      SEC Investigation — On August 31, 2004, the Fort Worth Regional Office of the SEC sent a request for information concerning IES’s inability to file its 10-Q in a timely fashion, the internal investigation conducted by counsel to the Audit Committee of the company’s Board of Directors, and the material weaknesses identified by IES’s auditors in August 2004. In December 2004, the Commission issued a formal order authorizing the staff to conduct a private investigation into these and related matters. The investigation is still ongoing, and the Company is cooperating with the SEC. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
      Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152: On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to-sue letter per her request. IES will vigorously contest any claim of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on consolidated financial condition and cash flows.
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
      Prior to December 15, 2005, the Company’s common stock traded on the NYSE under the symbol “IES.” On December 15, 2005, the Company’s common stock was suspended from trading on the NYSE and now trades over-the-counter on the pink sheets under the symbol “IESR.” The following table presents the quarterly high and low sales prices for the Company’s Common Stock on the NYSE since October 1, 2003:

	High	Low

Fiscal Year Ended September 30, 2004
First Quarter	9.75	6.70
Second Quarter	11.90	9.20
Third Quarter	11.66	7.40
Fourth Quarter	8.61	3.77
Fiscal Year Ended September 30, 2005
First Quarter	5.44	2.10
Second Quarter	4.76	2.73
Third Quarter	2.89	1.40
Fourth Quarter	3.34	1.85
      As of December 9, 2005, the closing market price of the Company’s Common Stock was $0.75 per share and there were approximately 1,309 holders of record. As of December 16, 2005, the closing market price of the Company’s Common Stock was $0.41 per share.
      We do not anticipate paying cash dividends on or repurchasing our common stock in the foreseeable future. We expect that we will utilize all available earnings generated by our operations, proceeds from sales of operations and borrowings under our credit facility for the development and operation of our business. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends on the common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities (1)

				(d) Maximum
			(c) Total Number	Approximate
			of Shares	Dollar Value of
	(a) Total		Purchased as Part	Shares That
	Number	(b) Average	of Publicly	May yet be
	of Shares	Price Paid per	Announced Plans	Purchased
Period	Purchased	Share	or Programs	Under the Plan

	(Amounts in Thousands, Except per Share Amounts)
July 1, 2005 — July 31, 2005	—	$—	—	$8,353
August 1, 2005 — August 31, 2005	—	—	—	8,353
September 1, 2005 — September 30, 2005	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 Million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The terms of the Company’s credit facility, as amended, restricts its ability to repurchase its common stock under this program.

Item 6.	Selected Financial Data
      The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	Year Ended September 30,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Revenue	$1,430,802	$1,219,233	$1,217,953	$1,182,339	$1,102,814
Cost of services	1,172,276	1,042,031	1,048,497	1,037,190	975,900

Gross profit	258,526	177,202	169,456	145,149	126,914
Selling, general & administrative expenses	193,012	154,149	134,523	139,918	153,561
Restructuring charges	—	5,556	—	—	—
Goodwill amortization and impairment	11,273	—	—	88,574	57,339

Income (loss) from operations	54,241	17,497	34,933	(83,343)	(83,986)
Other income (expense):
Interest expense, net	(26,039)	(26,695)	(25,759)	(23,198)	(28,291)
Other, net	(312)	(966)	(180)	(5,922)	(1,372)

Interest & other expense, net	(26,351)	(27,661)	(25,939)	(29,120)	(29,663)
Income (loss) from continuing operations	27,890	(10,164)	8,994	(112,463)	(113,649)
Provision (benefit) for income taxes	14,596	(4,004)	401	6,777	894

Net income (loss) from continuing operations	13,294	(6,160)	8,593	(119,240)	(114,543)
Discontinued Operations:
Income(loss) from discontinued operations	26,491	23,636	18,020	(1,317)	(14,149)
Provision (benefit) for income taxes	11,075	9,200	7,176	4,307	940

Net income (loss) from discontinued operations	15,416	14,436	10,844	(5,624)	(15,089)
Cumulative Effect of Change in Accounting Principle, net of tax	—	(283,284)	—	—	—

Net income (loss)	$28,710	$(275,008)	$19,437	$(124,864)	$(129,632)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	0.33	(0.15)	0.22	(3.09)	(2.93)
Basic earnings (loss) per share from discontinued operations	0.38	0.36	0.28	(0.15)	(0.38)
Cumulative effect of change in accounting principle	—	(7.11)	—	—	—
Basic earnings (loss) per share	0.71	(6.90)	0.50	(3.23)	(3.31)

	Year Ended September 30,

	2001	2002	2003	2004		2005

	(In thousands, except per share data)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	0.32	(0.15)	0.22	(3.09)		(2.93)
Diluted earnings (loss) per share from discontinued operations	0.38	0.36	0.28	(0.15)		(0.38)
Cumulative effect of change in accounting principle	—	(7.11)	—	—		—
Diluted earnings (loss) per share	0.70	(6.90)	0.50	(3.23)		(3.31)
Shares used in the computation of earnings (loss) per share:
Basic	40,402,533	39,847,591	39,062,776	38,610,326		39,122,174

Diluted	40,899,790	39,847,591	39,225,312	38,610,326		39,122,174

Ratio of earnings to fixed charges(1)	2.0	0.6 (2)	1.3	(3.4	)(2)	(2.6	)(2)

	As of September 30,

	2001	2002	2003	2004	2005

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,475	$32,779	$40,201	$22,232	$28,349
Working capital	314,254	269,738	290,334	212,154	(33,455)
Total assets	1,033,503	711,530	714,487	580,933	416,372
Total debt	286,624	248,825	248,278	231,240	223,884
Total stockholders’ equity	528,644	252,775	264,907	143,168	15,859

(1)	The ratio of earnings to fixed charges is calculated by dividing the fixed charges into net income (loss) before taxes plus fixed charges. Fixed charges consist of interest expense, amortization of offering discounts on debt, amortization of debt issuance costs and the estimated interest component of rent expense.
(2)	The ratio of earnings to fixed charges for these years was less than one-to-one. The amount of the deficiency of the ratio of earnings to fixed charges for the years ended September 30, 2002, 2004 and 2005, was $10,164, $112,463 and $113,649, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-K. See “Disclosure Regarding Forward-Looking Statements.”
General
     Going Concern
      Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in this Form 10-K as a result of our operating losses during fiscal 2005 and our expected non-compliance with certain debt covenants subsequent to September 30, 2005. We did not include any adjustments to the financial statements included in this Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern. We are currently undertaking the following efforts to address this uncertainty, each of which efforts is described in more detail below:

•	we are in the process of negotiating a consensual financial restructuring with the holders of our senior subordinated notes and have reached a non-binding agreement in principle with holders of approximately 58% of outstanding principal amount of our senior subordinated notes;

•	we are in the process of negotiating an amendment to our new credit facility, which we expect to obtain prior to December 31, 2005, to modify the applicability of the fixed coverage ratio; and

•	we are working to improve profitability and consistency of earnings through the implementation of a process known to us as Successful Projects.
     Update on Financial Restructuring
      During 2005, we announced our intention to strengthen and de-lever our balance sheet to improve our overall capital structure. As part of this initiative, we are seeking to reduce our long term debt, which will result in an increase in our free cash flow from a reduction in cash interest expense. By strengthening the balance sheet in this manner, we expect to improve our credit ratings and enhance our surety bonding capability. To facilitate these efforts, on November 2, 2005, we announced that we had retained Gordian Group, LLC as a financial advisor. Gordian Group, LLC is a New York based investment bank with expertise in developing capital markets alternatives and providing financial advisory services.
      As a result of the foregoing, we commenced discussions with an ad hoc committee of holders of a substantial portion of our senior subordinated notes due 2009 regarding a consensual restructuring of our debt obligations. On December 14, 2005, we announced that we had reached a non-binding agreement in principle with an ad hoc committee of holders of approximately $101 million, or 58%, of our $172.9 million principal amount of our senior subordinated notes for a potential restructuring pursuant to which the senior subordinated noteholders would receive in exchange for all of their notes shares representing approximately 82% of the common stock of the reorganized company. Holders of our outstanding common stock and management would retain or receive shares representing approximately 15% and 3%, respectively, of the common stock of the reorganized company.
      The agreement in principle contemplates that our customers, vendors and trade creditors would not be impaired by the restructuring and would be paid in full in the ordinary course of business, and that our senior convertible notes with a current aggregate principal amount outstanding of approximately $50 million, would be reinstated or the holders otherwise provided the full value of their note claims. It is also contemplated that our senior bank credit facility would be reinstated or refinanced at the time of the restructuring. Discussions have already begun with the bank with respect to the proposed restructuring.
      If the proposed restructuring were to be consummated, the proposed plan currently contemplates the filing of a pre-packaged Chapter 11 plan of reorganization in order to achieve the exchange of all of the senior subordinated notes for equity. Approval of a proposed plan in a pre-packaged proceeding would require the consent of the holders of at least two-thirds in claim amount and one-half in number of the senior subordinated notes that vote on the plan. We would seek to enter into a plan support agreement with the members of the ad hoc committee and then formally solicit consents to the proposed restructuring from the holders of our senior subordinated notes. We expect to begin the out-of-court solicitation process in January of 2006.
      There is no assurance that we will successfully complete the restructuring contemplated by the agreement in principle, or any other restructuring. At this time neither the agreement in principle nor any other proposed restructuring terms have been agreed to by the requisite holders of the senior subordinated notes, and the senior subordinated noteholders can withhold these consents for any or no reason. The agreement in principle is subject to the negotiation of definitive documentation, approval by the requisite noteholders and a court in a Chapter 11 proceeding and customary closing conditions. Because the agreement in principle is not binding and because there is no assurance it will be consummated, we continue to evaluate other alternatives for restructuring our capital structure. In addition, we may be forced by our creditors to seek the protection of federal bankruptcy law. If we consummate any restructuring, we may do so outside of bankruptcy, or in a pre-packaged Chapter 11 proceeding or in another proceeding under federal bankruptcy law. Any restructuring could cause the holders of our outstanding securities, including our common stock, senior subordinated notes and senior convertible notes, to lose some or all of the value of their investment in our securities. Furthermore, such restructuring could result in material changes in the nature of our business and material adverse changes to our financial condition and results of operations.
     Suspension of Trading on NYSE
      In addition, we have previously announced that, as of December 5, 2005, our 30-trading day average stock price was below $1.00, that we have has failed or may fail to meet other published requirements for the continued listing of its common stock on the NYSE, including the exchange’s market capitalization requirements. On December 15, 2005, the NYSE suspended trading of our common stock, and notified us orally that it intends to de-list our common stock, subject to our right to appeal in accordance with the NYSE’s rules. We currently intend to appeal this determination by the NYSE, which process would likely take in excess of 35 business days from December 16, 2005 which is the day we received written notice from the NYSE of its intent to de-list our common stock. If we do not succeed in appealing this determination by the NYSE, the NYSE has indicated that it will promptly request the SEC to de-list our common stock. If our common stock is de-listed from the NYSE, the holders of our senior convertible notes would have the right, beginning 35 business days after de-listing, to put their notes back to us. We would likely not be able to pay the principal and accrued interest on those notes if put to us. Additionally, our new credit facility restricts our ability to repurchase these notes. Our inability to repurchase these notes and the limitations in our new credit facility to repurchase these notes could affect the success of any plan of reorganization contemplated by us without an agreement with the holders of the senior convertible notes. Absent an agreement with the holders of the senior convertible notes to any pre-packaged Chapter 11 plan that may be filed, we would seek to reinstate their notes or give them property equal to the full value of their note claims. We do not presently have an agreement with any of the holders of the senior convertible notes to the agreement in principle or any other proposed restructuring plan.
     Amendments to the New Credit Facility
      It has been necessary for us to seek amendments of our new credit facility in order to avoid our non-compliance with the fixed coverage ratio set forth in the agreement relating to the new credit facility. We are currently seeking an additional amendment to the new credit facility before December 31, 2005, for the purpose of further amending the applicability of the fixed coverage ratio. We expect to obtain an amendment prior to December 31, 2005.
      Our debt instruments and agreements, including the credit facility, the senior subordinated notes, the senior convertible notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under each of the others. In such event, the lenders under these instruments and agreements may exercise their remedies thereunder, including causing all outstanding indebtedness to accelerate and become due. If our indebtedness were to become due, as a result of the circumstances described above or any other reason, we do not have the necessary cash to repay our indebtedness. This may cause our creditors to force us into an involuntary bankruptcy under the federal bankruptcy laws, or may cause us to seek protection from our creditors under these laws unless we reach an agreement with these creditors to the restructuring plan described above or to another mutually agreeable restructuring plan. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” we have classified the long-term portion of senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to the need to amend our credit facility prior to December 31, 2005 and the potential for cross-defaults described above if we are unsuccessful.
     Strategy
      Prior to fiscal 2005, we had been implementing a three-phase strategy.
      Phase one, “Back to Basics”, emphasized basic business fundamentals of increasing backlog, controlling costs and generating positive cash flow. We continue to focus on these fundamentals.
      Phase two, “One Company. One Plan.”, focused on processes and systems necessary to integrate various decentralized business units. This phase included additional financial reporting and planning processes through the implementation of a common information system that is now substantially complete. We also created company wide employee programs such as healthcare, incentive compensation and project management training. This was in addition to promoting a culture of safe work practices improving our recordable accidents to less than half the industry average and tracking procurement spending with national vendors centrally for negotiated savings. We are focused on developing stronger national customer relationships.
      Phase three, “Continued Growth”, was designed to expand the businesses internally and via selective acquisitions. This phase was to be achieved primarily through internal growth in select markets and by increasing service offerings and market share. We did purchase one company in February 2003, we do not intend to grow through external growth. We have put our growth strategy on hold to focus on our core profitability and capital efficiency.
      In fiscal 2005, we turned our strategy to the operating and capital efficiency of our units and the overall capital structure of the firm.
      During October 2004 we began a process to strategically review the performance of each of our 49 business units over the last three years. We analyzed the financial performance of each unit with particular emphasis on the relative consistency of its results, returns on invested capital (unit level working capital and fixed assets), the required invested capital at each unit including capital costs associated with surety bonding, construction spending and growth trends in each geographical market, and management strength.
      Based on this review, we determined that certain businesses did not meet our criteria. We decided to sell or close these units in order to improve the overall profitability and capital efficiency of the company. During fiscal 2005, we sold 13 units and closed two others. These units produced revenues and operating income during fiscal 2004 of approximately $244.3 million and $8.6 million (before considering the impact of goodwill), respectively. The sales generated $54.1 million in total consideration comprised of $48.0 million in cash, $2.3 million in notes receivable and $3.8 million in retained assets and receivables.
     Successful Projects
      Additionally in fiscal 2005, we began the implementation of a process known to us as Successful Projects to bring consistency and standardization to the bidding, execution and estimates to completion processes surrounding our work. Successful Projects is designed to position the company for profitable growth and more consistent earnings.

      In the third quarter of fiscal 2005, we initiated Successful Projects and began to use an internally developed process for estimating and job tracking by breaking larger jobs into smaller components. By estimating jobs in smaller components, using expected material usage to determine expected labor needs, we expect to realize the following benefits:

•	Improve estimating accuracy — this allows of estimators, project managers and management to be able to determine with greater accuracy the costs before the job is bid.

•	Identify any deviations from estimate early in the job — by having intermediate milestones to judge actual performance against estimates, the company can identify and work to correct deficiencies early in the job before they continue to reduce profitability.

•	Increased objectivity in the process — by using materials as the core of estimating and completion, all parties have an objective basis for evaluating performance, allowing management to better assess the expected cost to complete and identify any pending profitability issues.
      The Successful Projects program has been implemented in all business units as of the fiscal year end 2005 and is being utilized for estimating new jobs.
      Successful Projects is also expected to improve the quality of backlog. Our ability to estimate more accurately should improve our ability to realize margin as projected. The recent improvement in margin in backlog comes at the same time as the implementation of Successful Projects so we believe that the margin as presented should improve in the coming fiscal year.
      We believe that additional business opportunities and our ability to meet them will improve. We expect to be able to provide additional bonds for jobs in the marketplace, further improving backlog. We also expect to be awarded additional business by customers due to our increased financial strength. Additional attention paid to working capital will provide additional resources to meet these increased business opportunities.
     Basis of Presentation
      Our electrical contracting business is operated in two segments: (1) commercial and industrial and (2) residential. See Note 9 of “Notes to Consolidated Financial Statements” for a description of these reportable segments.
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
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups including estimates about future cash flows, discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections.
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
      We are insured for workers’ compensation, automobile liability, general liability, employment practices and employee-related health care claims, subject to large deductibles. Our general liability program provides coverage for bodily injury and property damage that is neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate. However, self-insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Therefore, if actual experience differs from than the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.
      We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2005, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
Results of Operations
      The following table presents selected historical results of operations of IES and subsidiaries with dollar amounts in thousands. These historical statements of operations include the results of operations for businesses acquired through purchases beginning on their respective dates of acquisition.

	Year Ended September 30,

	2003		2004		2005

			(In Thousands)
Revenues	$1,217,953	100%	$1,182,339	100%	$1,102,814	100%
Cost of services (including depreciation)	1,048,497	86	1,037,190	88	975,900	88

Gross profit	169,456	14	145,149	12	126,914	12
Selling, general and administrative expenses	134,523	11	139,918	12	153,561	14
Goodwill impairment	—	—	88,574	7	57,339	5

Income (loss) from operations	34,933	3	(83,343)	(7)	(83,986)	(8)
Interest and other expense, net	(25,939)	(2)	(29,120)	(3)	(29,663)	(3)

Income (loss) before income taxes	8,994	1	(112,463)	(10)	(113,649)	(11)
Provision (benefit) for income taxes	401	—	6,777	1	894	—

Income (loss) from continuing operations	8,593	1	(119,240)	(11)	(114,543)	(11)
Net income (loss) from discontinued operations	10,844	1	(5,624)	—	(15,089)	(1)

Net income (loss)	$19,437	2%	$(124,864)	(11)%	$(129,632)	(12)%

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004
Revenues

	Year Ended September 30,

	Percentage of
	Total		Percentage
	Revenues		Growth/ (Decline)

	2004	2005	2005

Commercial and Industrial	76%	71%	(13)%
Residential	24%	29%	12%

Total Company	100%	100%	(7)%

      Revenues decreased $79.5 million, or 6.7%, from $1,182.3 million for the year ended September 30, 2004 to $1,102.8 million for the year ended September 30, 2005. This decrease in revenues is primarily the result of a decrease in revenues of $114.3 million in certain commercial markets resulting from the decrease in the award of bonded projects offset by an increase of $34.8 million in residential revenues.
      Commercial and industrial revenues decreased 12.7%, from $899.6 million for the year ended September 30, 2004 to $785.3 million for the year ended September 30, 2005. The decline is due to a decrease of $45.3 million in industrial revenues, a decrease of $16.5 million in service and maintenance revenues and a decrease in commercial revenues of $52.5 million. Included in the decrease in industrial revenues is a decline of $18.9 million in revenue from plant and utility work at a subsidiary. The decrease is also a result of a decrease in the award of bonded projects.
      Residential revenues increased 12.3% from $282.7 million for the year ended September 30, 2004 to $317.5 million for the year ended September 30, 2005, primarily as a result of increased demand for new single-family housing in the South and West.
Gross Margin

	Segment Gross
	Margins as a
	Percentage of
	Segment
	Revenues

	2004	2005

Year Ended September 30,
Commercial and Industrial	9.4%	7.8%
Residential	21.5%	20.6%

Total Company	12.3%	11.5%

      Gross profit decreased $18.2 million, or 12.6% from $145.1 million for the year ended September 30, 2004 to $126.9 million for the year ended September 30, 2005. Gross profit margin as a percentage of revenues decreased from 12.3% to 11.5% for the year ended September 30, 2004 compared to the year ended September 30, 2005. Had we earned last year’s gross margin of 12.3%, gross profit for the year ended September 30, 2005 would have been $135.6 million, an increase of $8.7 million. The decline in gross margin was primarily due to increased competition and costs of materials that have not fully been passed to customers in our residential segment, decreased profitability due to closing utility and plant work at one subsidiary and decreased award of bonded projects in our commercial and industrial segment. These utility projects lost $7.4 million during the year ended September 30, 2005 on $15.4 million in revenues as compared to losses on utility projects of $0.3 million during the year ended September 30, 2004 on $34.3 million in revenues. During the year ended September 30, 2005, we recorded $0.2 million additional accumulated amortization in cost of revenues for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.
      The decline in commercial and industrial gross profit from $84.4 million for the year ended September 30, 2004, to $61.4 million for the year ended September 30, 2005, was due to gross profit on a lower revenue base earned year over year of approximately $8.9 million and increased costs associated with the procurement of copper wire, steel products and fuel. Included in the decrease in industrial gross profit is a decline of $7.1 million from utility and plant work at a subsidiary. Also contributing to the decline in gross profit is a reduction in gross profit of four subsidiaries of $13.9 million.
      The increase in residential gross profit from $60.7 million for the year ended September 30, 2004, to $65.6 million for the year ended September 30, 2005, was due to gross profit on a higher revenue base earned year over year of approximately $7.2 million, offset by increased costs associated with the procurement of copper wire, steel products and fuel.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased $13.7 million, or 9.8%, from $139.9 million for the year ended September 30, 2004 to $153.6 million for the year ended September 30, 2005. During the year we recorded a $2.3 million charge to settle a lawsuit during the fourth quarter ended September 30, 2005. There was also an increase in legal fees of $2.2 million, increased accounting fees of $1.8 million related to the annual audit, $2.1 million related to Sarbanes-Oxley implementation and $0.8 million related to tax and internal audit. Selling, general and administrative expenses also include $4.9 million incurred during the year ended September 30, 2005 that were not incurred during the year ended September 30, 2004. During the year ended September 30, 2005, we recorded $0.5 million in additional accumulated amortization in selling, general and administrative expenses for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period. Additionally, we incurred $0.6 million in lease exit costs during the quarter ended September 30, 2005. As a result of these charges, selling, general and administrative expenses as a percent of revenue increased from 11.8% for the year ended September 30, 2004 to 13.9% for the year ended September 30, 2005.
Goodwill Impairment Charge
      During the years ended September 30, 2004 and 2005, we recorded non-cash charges of $88.6 and $57.3 million, respectively, related to impairments to the carrying value of goodwill. These charges were entirely associated with those regions that do not include Houston Stafford Electric, our largest residential subsidiary. See “Liquidity and Capital Resources” below for further information.
Income From Operations
      Loss from operations decreased $0.7 million, or 0.8%, from an $83.3 million operating loss for the year ended September 30, 2004 to a $84.0 million operating loss for the year ended September 30, 2005. As a percentage of revenues, income from operations decreased from a 7.0% operating loss for the year ended September 30, 2004, to a 7.6% operating loss for the year ended September 30, 2005. This decrease in income from operations was primarily attributed to the goodwill impairment to the carrying value of goodwill of $88.6 million at September 30, 2004 and $57.3 million at September 30, 2005. There was also an accrual of $2.3 million for the settlement of a lawsuit included in selling, general and administrative offset by the settlement found in the Company’s favor included in revenue for $2.7. Additional impact was the $18.2 million decline in gross profits earned during the year ended September 30, 2005 as compared to the year ended September 30, 2004. Excluding the impact of the goodwill impairment charge recorded during the year ended September 30, 2004 and 2005, the income (loss) from operations as a percent of revenues decreased from 0.4% for the year ended September 30, 2004 to a loss of 2.4% for the year ended September 30, 2005.

Interest and Other Expense, net
      Interest and other expense, net increased by $1.9 million or 2.1%, from $29.1 million for the year ended September 30, 2004 to $29.7 million for the year ended September 30, 2005. Cash paid for interest decreased $2.8 million, or 12.0% from $23.4 million for the year ended September 30, 2004 to $20.6 million for the year ended September 30, 2005. This decrease is primarily attributable to a permanent reduction in our senior subordinated debt of $75.0 million offset by a $50.0 million increase in senior secured debt in March 2004 and the timing of interest payments on the senior convertible notes. Other expense decreased by $3.3 million, or 56.9%, from $5.8 million for the year ended September 30, 2005 to $2.5 million for the year ended September 20, 2005. This decrease is primarily attributable to a $5.2 million loss incurred on early extinguishment of debt during the year ended September 30, 2004 offset by an increase in write-offs of an investment during the year ended September 30, 2005 of $1.3 million as compared to the year ended September 30, 2004.
      Costs incurred during the inception of or amendment to a credit facility or senior note, require the payments of fees upon the execution of the agreement. These fees are capitalized as deferred financing costs and amortized over the life of the facility to interest expense. During the year ended September 30, 2005, we incurred non-cash write-offs to interest expense of deferred financing costs of $7.4 million of this, we recorded a non-cash charge in the quarter ended September 30, 2005 of approximately $0.6 million to write off the remaining deferred financing costs related to the prior credit facility.
      During the year ended September 30, 2005, we issued $50.0 million of 6.5% senior convertible notes. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. These derivatives will be market-to-market each reporting period.
      During the three months ended December 31, 2004, we were required to also value the portion of the notes that would settle in cash because of shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark to market gain or loss during the three months ended June 30, 2005. At the end of September 30, 2005 there was a mark to market loss of $0.1 million recorded. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the year ended September 30, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At September 30, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we had recorded at March 31, 2005 a net discount of $0.9 million which is being amortized over the remaining term of the notes.
Provision for Income Taxes
      Our effective tax rate decreased from a negative 6% for the year ended September 30, 2004 to negative 1% for the year ended September 30, 2005. The decease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
      As of September 30, 2005, we had available approximately $146.0 million of federal net tax operating loss carry forwards for federal income tax purposes including $82.0 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. We also had available approximately $255.2 million of net tax operating loss carry forwards for state income tax purposes including $52.8 million resulting from the additional amortization of tax goodwill which begin to expire in 2006. Due to recent trading activity in the Company’s stock, a change of control as defined by the Internal Revenue Code Section 382 may have occurred. If a change of control has occurred, the

Company will be limited in the amount of federal net operating loss carry forwards that may be utilized in future tax years. However, the Company has fully valued the federal net operating loss carry forwards and any reduction in future net operating loss carry forwards would be offset by a reduction in the corresponding valuation allowances.
      In assessing the realizability of deferred tax assets at September 30, 2005, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, “Accounting for Income Taxes” places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2003, 2004 and 2005 including goodwill impairment. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $42.7 million for certain federal deferred tax assets and $9.2 million for certain state deferred tax assets. We believe that $3.5 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $0.1 million of state deferred tax assets will be realized for certain non-unitary, non-consolidated and non-combined state tax returns and valuation allowances were not provided for these assets. We will evaluate the appropriateness of its remaining deferred tax assets and valuation allowances on a quarterly basis.
      Our effective tax rate from discontinued operations decreased from negative 327% for the year ended September 30, 2004 to negative 7% for the year ended September 30, 2005. The decrease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, additional valuation allowance substantially all federal and state deferred tax assets and a change in contingent tax liabilities.
      In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided $0.1 million of valuation allowances for certain federal and state deferred tax assets from discontinued operations in the year ended September 30, 2005.
YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003
Revenues

	Year Ended September 30,

	Percentage of		Percentage
	Total		Growth/
	Revenues		(Decline)

	2003	2004	2004

Commercial and Industrial	79%	76%	(7)%
Residential	21%	24%	11%

Total Company	100%	100%	(3)%

      Revenues decreased $35.7 million, or 2.9% from $1,218.0 million for the year ended September 30, 2003 to $1,182.3 million for the year ended September 30, 2004. The decrease in total revenues is the result of a $63.2 million decrease in commercial and industrial revenues offset by an increase of $27.5 million in residential revenues. The decline in commercial and industrial revenues is primarily attributable to declines in the commercial and industrial construction market in Texas and for our traveling companies offset by increases in commercial and industrial revenues from our markets on the East Coast. The increase in residential revenues is attributable to the strong housing environment resulting from low interest rates and good execution by our residential management where we have seen increases at all of our subsidiaries focused primarily on residential electrical contracting.

Gross Margin

	Segment Gross
	Margins as a
	Percentage of
	Segment
	Revenues

	2003	2004

Year Ended September 30,
Commercial and Industrial	11.4%	9.4%
Residential	23.3%	21.5%

Total Company	13.9%	12.3%

      Gross profit decreased $24.4 million, or 14.3% from $169.5 million for the year ended September 30, 2003 to $145.1 million for the year ended September 30, 2004. The decline in commercial and industrial gross profit from $110.0 million for the year ended September 30, 2003, to $84.4 million for the year ended September 30, 2004, was due to gross profit on a lower revenue base earned year over year of approximately $5.9 million, a decline in gross profit margin at one subsidiary of $6.0 million, increased costs associated with the procurement of copper wire, steel products and fuel, as well as overall declines in margins as a result of increased competition in markets we serve. The increase in residential gross profit from $59.5 million for the year ended September 30, 2003, to $60.7 million for the year ended September 30, 2004, was due to gross profit on a higher revenue base earned year over year of approximately $5.9 million, offset by increased costs associated with the procurement of copper wire, steel products and fuel.
      Overall gross margin as a percentage of revenues decreased from 13.9% for the year ended September 30, 2003 to 12.3% for the year ended September 30, 2004. Had we earned last year’s gross margin of 13.9%, gross profit for the year ended September 30, 2004 would have been $164.3 million, an increase of $19.2 million. The decline in gross margin during the year ended September 30, 2004 was primarily due to increased competition for available commercial and industrial work, the decline in gross profit margin at one subsidiary of $6.0 million and increased costs associated with the procurement of copper wire, steel products and fuel.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased $5.4 million, or 4.0%, from $134.5 million for the year ended September 30, 2003 to $139.9 million for the year ended September 30, 2004. This increase is due primarily to an $8.0 million charge to settle a lawsuit taken during the fourth quarter ended September 30, 2004. This increase is also due to increased legal fees of $3.7 million, increased bad debt expense of $1.2 million due to receivable write-offs and $1.1 million in severance expenses recorded during the year ended September 30, 2004 as compared to the year ended September 30, 2003. These increased selling general and administrative expenses were offset by approximately $7.8 million of reduced employment related expenses including employee paid medical insurance, bonuses and commissions and other variable expenses. As a result of these charges, selling, general and administrative expenses as a percent of revenue increased from 11.0% for the year ended September 30, 2003 to 11.8% for the year ended September 30, 2004.
Goodwill Impairment Charge
      During the year ended September 30, 2004, we recorded a charge of $88.6 million related to impairments to the carrying value of goodwill. This charge was entirely associated with those regions that do not include Houston Stafford Electric, our largest residential subsidiary. See “Liquidity and Capital Resources” which follows for further information.
Income From Operations
      Income from operations decreased $118.2 million, or 339%, from $34.9 million for the year ended September 30, 2003 to an $83.3 million operating loss for the year ended September 30, 2004. As a percentage of revenues, income from operations decreased from 3% for the year ended September 30, 2003, to a 7%

operating loss for the year ended September 30, 2004. This decrease in income from operations was primarily attributed to the $88.6 million of goodwill impairment to the carrying value of goodwill, the accrual of $8.0 million for the settlement of a lawsuit included in selling, general and administrative and the $24.4 million decline in gross profits earned during the year ended September 30, 2004 as compared to the year ended September 30, 2003.
Interest and Other Expense, net
      Interest and other expense, net increased $3.2 million, or 12.3%, from $25.9 million in 2003 to $29.1 million in 2004. This increase is primarily due to $5.2 million in costs incurred during the year ended September 30, 2004 associated with the early extinguishment of $75.0 million of high-yield subordinated debt. This increase was offset by a $3.3 million decrease in interest expense during the year ended September 30, 2004 due to a lower amount of average debt outstanding during the year ended September 30, 2004 compared to the year ended September 30, 2003, and a shift to lower cost senior secured debt from subordinated debt during the year ended September 30, 2004.
Provision for Income Taxes
      Our effective tax rate decreased from 4% for the year ended September 30, 2003 to negative 6% for the year ended September 30, 2004. The decease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
      As of September 30, 2004, we had available approximately $55.7 million of federal net tax operating loss carry forwards for federal income tax purposes including $40.6 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. We also had available approximately $143.8 million of net tax operating loss carry forwards for state income tax purposes including $26.0 million resulting from the additional amortization of tax goodwill which begin to expire in 2005.
      In assessing the realizability of deferred tax assets at September 30, 2004, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, “Accounting for Income Taxes” places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2002, 2003 and 2004 including goodwill impairment. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $22.0 million for certain federal deferred tax assets and $5.6 million for certain state deferred tax assets. We believe that $4.2 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $0.4 million of state deferred tax assets will be realized for certain non-unitary, non-consolidated and non-combined state tax returns and valuation allowances were not provided for these assets. We will evaluate the appropriateness of its remaining deferred tax assets and valuation allowances on a quarterly basis.
      Our effective tax rate from discontinued operations decreased from 40% for the year ended September 30, 2003 to negative 327% for the year ended September 30, 2004. The decease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, the impairment of non-deductible goodwill, additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
      In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided $1.6 million of valuation allowances for certain federal and state deferred tax assets from discontinued operations.

Cost Drivers
      As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. Approximately 48% of our costs are derived from labor and related expenses. For the years ended September 30, 2003, 2004 and 2005, our labor-related expenses totaled $506.3 million, $499.7 million and $463.9 million, respectively. As of September 30, 2005, we had approximately 8,900 employees. Approximately 7,295 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. Approximately 1,585 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. We make matching cash contributions of 25% of each employee’s contribution up to 6% of that employee’s salary. We also had an employee stock purchase plan that provided eligible employees the opportunity to contribute up to 100% of their cash compensation up to $21,250 annually, toward the annual purchase of our common stock at a discounted price; 561 employees participated in this plan during the year ended September 30, 2005. The employee stock purchase plan was suspended effective January 1, 2005.
      Approximately 49% of our costs incurred are for materials installed on projects. This component of our expense structure is variable based on the demand for our services. We generally incur costs for materials once we begin work on a project. We generally order materials when needed, ship them directly to the jobsite, and install them within 30 days. Materials consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. For the years ended September 30, 2003, 2004 and 2005, our materials expenses totaled $464.0 million, $524.7 million and $477.1 million, respectively.
      We are insured for workers’ compensation, employer’s liability, auto liability, general liability and health insurance, subject to large deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. Expenses for claims administration, claims funding and reserves funding totaled $40.8 million, $37.1 million and $40.5 million for the years ended September 30, 2003, 2004 and 2005, respectively.

Discontinued Operations
      During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial segment. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. As of September 30, 2005, the planned divestitures had been substantially completed. In addition, during the year ended September 30, 2005 we closed two business units. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented; therefore, other subsidiaries included in our divestiture plan will be included in future periods as they qualify for discontinued operations treatment. Depreciation expense associated with discontinued operations for the years ended September 30, 2003, 2004 and 2005 was $3.0 million, $2.3 million and $1.4 million, respectively.
      During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of its operating subsidiaries for $54.1 million in total consideration. Including goodwill impairment, the sales generated an pre-tax loss of $14.1 million and have been recognized as discontinued operations in the consolidated statement of operations for the year ended September 30, 2005 and the results of operations for the prior years ended September 30, 2003 and 2004 have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Year Ended September 30,

	2003	2004	2005

Revenues	$229,810	$241,761	$113,974

Gross profit	$36,977	$28,781	$10,477

Pretax income (loss)	$18,020	$(1,317)	$(14,149)

	Balance as of

	September 30,	September 30,
	2004	2005

Accounts receivable, net	$59,081	$380
Inventory	3,247	—
Costs and estimated earnings in excess of billings on uncompleted contracts	10,271	—
Other current assets	420	—
Property and equipment, net	5,815	—
Goodwill	16,404	—
Other non-current assets	1,607	8

Total assets	$96,845	$388

Accounts payable and accrued liabilities	$17,678	$979
Billings in excess of costs and estimated earnings on uncompleted contracts	6,667	—
Long term debt, net of current portion	26	—
Other long term liabilities	888	—

Total liabilities	25,259	979

Net assets	$71,586	$(591)

      In connection with the dispositions discussed above, the net pre-tax loss was determined as follows for the year ended September 30, 2005 (in thousands):

2005

Book value of tangible assets divested	$68,146
Goodwill divested	16,313
Liabilities divested	(20,295)

Net assets divested	64,164

Cash received	48,000
Notes receivable	2,277
Retained receivables	3,791

Total consideration received	54,068

Pre-tax loss	$(10,096)

Goodwill Impairment Associated with Discontinued Operations
      During the year ended September 30, 2005, we recorded a net goodwill impairment charge of $12.8 million related to certain subsidiaries which were held for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the consolidated statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. There have not been any significant differences between those estimates and the actual proceeds received upon the sale of the subsidiaries.

Impairment Associated with Discontinued Operations
      In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the year ended September 30, 2005, we recorded an impairment charge of $1.5 million related to the identification of certain subsidiaries for disposal by sale. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations.
Working Capital

	September 30,

	2004	2005

	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$22,232	$28,349
Restricted cash	—	9,596
Accounts receivable:
Trade, net of allowance of $3,980 and $3,997 respectively	198,685	188,485
Retainage	61,545	51,459
Costs and estimated earnings in excess of billings on uncompleted contracts	31,545	25,578
Inventories	19,410	23,027
Prepaid expenses and other current assets	12,887	24,918
Assets held for sale associated with discontinued operations	96,845	388

Total current assets	$443,149	$351,800

CURRENT LIABILITIES:
Short term debt and current maturities of long-term debt	$42,993	$32
Accounts payable and accrued expenses	131,821	123,244
Billings in excess of costs and estimated earnings on uncompleted contracts	30,922	37,175
Liabilities related to assets held for sale associated with discontinued operations	25,259	979
Senior convertible notes, net	—	50,691
Senior subordinated notes, net	—	173,134

Total current liabilities	$230,995	$385,255

Working capital	$212,154	$(33,455)

      Total current assets decreased $91.3 million, or 21%, from $443.1 million as of September 30, 2004 to $351.8 million as of September 30, 2005. This decrease is primarily the result of a $96.5 million decline in assets held for sale as the related businesses that were divested during fiscal 2005 and the sale of the assets completed. Additionally, trade receivables and retainage declined $10.2 million and $10.1 million, respectively. These declines were driven by jobs completing during the year, lower volume of projects and improved collections. Costs and estimated earnings in excess of billings on uncompleted contracts decreased $6.0 million. These declines were partially offset by increases in cash and cash equivalents of $6.1 million, an increase in restricted cash of $9.6 million, an increase in inventories of $3.6 million and an increase in prepaids and other current assets of $12.0 million. Restricted cash at September 30, 2005 represents cash collateral held by our bank to secure outstanding letters of credit. The increase in inventories is primarily related to our residential segment which experienced increased demand for services during fiscal 2005. The increase in prepaids and other current assets is mostly attributable to deposits held by our surety provider to secure outstanding surety bonds. The increase in prepaid expenses and other current assets is primarily due to a $10.0 million increase in deposits, to collateralize our surety program. At September 30, 2005, we had $17.9 million in deposits and accumulated interest thereon with our surety provider.
      Total current liabilities increased $154.3 million or 67% from $231.0 million at September 30, 2004 to $385.3 million at September 30, 2005. This increase is primarily attributable to a net increase in debt classified as current of $180.9 million, a decrease in accounts payable and accrued expenses of $8.6 million and a decrease in liabilities related to assets held for sale of $24.3 million. In November 2004 and February 2005, we issued an aggregate $50.0 million in convertible notes due in 2014. The proceeds from this issuance were primarily used to repay the current indebtedness outstanding under our credit facility in effect at that time. As of September 30, 2005, we expect that we will not be in compliance with certain debt covenants subsequent to September 30, 2005. Therefore, in accordance with EITF 86-30, “Classifications of Obligations When a Violation is Waived by a Creditor,” we classified the long-term portion of our senior convertible notes and our senior subordinated notes as current. Liabilities related to assets held for sale decreased because the related business were divested during fiscal 2005. These declines were partially offset by an increase of $6.3 million in billings in excess of costs and estimated earnings on uncompleted contracts.
      As of September 30, 2005, the status of our costs in excess of billings versus our billings in excess of costs improved over that at September 30, 2004; and days sales outstanding improved 5 days from 81 days at September 30, 2004 to 76 days at September 30, 2005. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to annual revenues decreased from 24.7% at September 30, 2004 to 23.6% at September 30, 2005, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables also outstanding at September 30, 2004, but not fully collected by September 30, 2005. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowances for doubtful accounts are sufficient to cover any uncollectible accounts.
Liquidity and Capital Resources
      As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Update on Financial Restructuring”, our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its unqualified audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in this Form 10-K as a result of our operating losses during fiscal 2005 and our potential non-compliance with certain debt covenants subsequent to September 30, 2005. Each of the efforts that we are currently undertaking to address this uncertainty, a financial restructuring, an amendment to our new credit facility and implementation of our Successful Projects process (each of which is described in more detail above) is expected to have an impact on our liquidity and capital resources.

      We expect that any restructuring of our capital structure would de-lever, and therefore strengthen, our balance sheet, including the proposed restructuring set forth in our non-binding agreement in principle with the ad hoc committee of noteholders described above. The proposed restructuring, if consummated, would result in our $172.9 million principal amount senior subordinated notes being exchanged for common stock, for our senior convertible notes to be reinstated or the holders otherwise provided the full value of their note claim and for the reinstatement or refinancing of our bank credit facility. In addition, as described above, the agreement in principle contemplates that our customers, vendors and trade creditors would not be impaired by the restructuring and would be paid in full in the ordinary course of business. Our liquidity may not improve or may be adversely affected, however, until our financial restructuring is consummated. Although we expect to begin an out-of-court solicitation process in January 2006, there is no certainty as to when or if any financial restructuring will be consummated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Update on Financial Restructuring” above for a further discussion of the proposed financial restructuring.
      While we expect to reach consensual agreement with the holders of our $50 million senior convertible notes or refinance their facility, we may be de-listed from the NYSE. If our common stock is de-listed from the NYSE and we have not reached agreement with these noteholders, the holders of our senior convertible notes would have the right, beginning 35 business days after de-listing, to put their notes back to us. We would likely not be able to pay the principal and accrued interest on those notes if put to us. Additionally, our new credit facility restricts our ability to repurchase these notes. Our inability to repurchase these notes and the limitations in our new credit facility to repurchase these notes could affect the success of any plan of reorganization contemplated by us without an agreement with the holders of the senior convertible notes. Absent an agreement with the holders of the senior convertible notes to any pre-packaged Chapter 11 plan that may be filed, we would seek to reinstate their notes or give them property equal to the full value of their note claims. We do not presently have an agreement with any of the holders of the senior convertible notes to the agreement in principle or any other proposed restructuring plan.
      In addition, our liquidity may be negatively affected by a failure to obtain an amendment to our new bank credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Amendments to New Credit Facility” above for a further discussion of the amendments we must seek. If we are unable to obtain an amendment to our credit facility prior to December 31, 2005, we will be in default on that instrument which if uncured in 30 days will result in cross-defaults under our senior convertible notes, our senior subordinated notes and under our agreement with our bonding company.
      Finally, our liquidity may be improved by our Successful Projects process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Successful Projects” above for a further discussion of this process. While we believe that Successful Projects will have a positive impact on liquidity, it is possible that liquidity could be negatively impacted by revised estimates to complete on uncompleted projects.
      As of September 30, 2005, we had cash and cash equivalents of $28.3 million, restricted cash of $9.6 million, working capital of $(33.5) million, no outstanding borrowings under our credit facility, $172.9 million principal amount of senior subordinated notes, $50.0 million principal amount of senior convertible notes, $46.3 million in letters of credit outstanding and available borrowing capacity under our credit facility of $16.3. We also had letters of credit outstanding with J.P. Morgan Chase of $33.6 million. At September 30, 2005, $34.9 million in letters of credit issued by Bank of America to J.P. Morgan Chase were to protect our previous lender, J.P. Morgan Chase, in the event that a letter of credit they issued, but has not been replaced by us, is drawn on.
      During the year ended September 30, 2005, we used $15.4 million of net cash from operating activities. This net cash from operating activities was comprised of a net loss of $129.6 million, decreased by a $15.1 million net loss from discontinued operations, decreased by $87.3 million in non-cash charges including a goodwill impairment charges during the year of $57.3 million, an impairment charge of $6.0 million related to long-lived assets, working capital changes of $3.8 million and $8.1 million of operating cash flow from discontinued operations. Net cash provided by investing activities was $35.8 million, consisting primarily of

$48.0 million in proceeds received for the sale of thirteen business units during fiscal 2005 included in net cash provided by investing activities related to discontinued operations, partially offset by an increase of $9.6 million in restricted cash and $3.7 million in capital expenditures. Net cash used in financing activities was $14.3 million which is comprised of $67.9 million of repayments made on our credit facility and term loan, debt issuance costs of $7.4 million related to the issuance of $50.0 million in convertible notes during the year and costs related to the refinancing of our credit facility. These were largely offset by $60.0 million in borrowings during the year including proceeds from the issuance of the $50.0 million in convertible notes and $10.0 million of additional drawings on our credit facility.
      On August 13, 2004, we announced that it would not timely file results for the three months ended June 30, 2004 on Form 10-Q. There was also a possibility that factors surrounding certain material weaknesses in internal control may require a restatement of prior periods. Following this announcement, the Company’s stock price declined 40 percent to $3.93 on August 16, 2004. We believe that this decline in stock price plus the jury verdict and uncertainties surrounding its ability to obtain surety bonds was reflective of a change in its operations that indicated that a possible impairment of the carrying amount of goodwill existed at September 30, 2004. Therefore, we performed a test for impairment and consequently recorded a charge of $88.6 million. This charge is included in arriving at income (loss) from operations for the year ended September 30, 2004. The impairment detailed by our operating regions follows (amounts in millions):

North	$19.7
South	37.0
West	23.8
HSE	8.1

Total	$88.6

      During the first quarter of fiscal 2005, we recorded a goodwill impairment of $0.6 million related to a subsidiary that at the time was intended to be divested. Subsequently, it was decided not to divest this subsidiary. At September 30, 2005, we performed a test for impairment and consequently recorded a charge of $56.7 million. The total goodwill impairment charge of $57.3 million is included in arriving at income (loss) from continuing operations for the year ended September 30, 2005. The impairment detailed by our operating regions follows (amounts in millions).

North	$16.7
South	1.0
West	39.6

Total	$57.3

      There was no goodwill impairment charge in the HSE region for the year ended September 30, 2005.
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of property and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. At September 30, 2005, we determined that certain impairment indicators were present that may indicate an impairment existed under SFAS 144. Those indicators included a goodwill impairment as of September 30, 2005, coupled with cash flow losses incurred during fiscal 2005 in its commercial and industrial segment. Accordingly, we evaluated the ongoing value of its long-lived assets. Based on this evaluation, we determined that certain long-lived assets in our commercial and industrial segment with a carrying amount $8.5 million were no longer recoverable and were impaired. Accordingly, we recorded a non-cash impairment charge of $6.0 million to write these assets down to their estimated fair value of $2.5 million.

Credit Facility
      On August 1, 2005, we entered into a three-year $80 million asset-based revolving credit facility with Bank of America, N.A., as administrative agent. The new credit facility replaced our existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005. We and each of our operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the credit facility. Our other subsidiaries have guaranteed all of the obligations under the credit facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all of our assets and of our subsidiaries, excluding any assets pledged to secure surety bonds procured by us and our subsidiaries in connection with their operations.
      The credit facility allows us and the other borrowers to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the credit facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowing base is limited to $80 million, reduced by a fixed reserve which is currently $15.9 million. We have also deposited $9.6 million in an account pledged to Bank of America designed to collateralize letters of credit. The amount in the collateral account can be used to increase borrowing capacity.
      Generally, outstanding borrowings under the credit facility are priced at LIBOR plus a margin that varies from 2.5% to 3.5%, or at our option, a domestic bank rate plus a margin that varies between 0.5% and 1.5%. The Company is charged a fronting fee equal to 0.25% of each letter of credit issued and is charged a letter of credit fee equal to the margin applicable to LIBOR based loans, unless the letters of credit are cash collateralized, in which case the fee is reduced by 0.75%.
      The credit facility contains covenants restricting the ability to: (1) incur indebtedness; (2) grant liens; (3) enter into certain merger or liquidation transactions; (4) dispose of assets; (5) make capital expenditures; (6) pay dividends; (7) enter into certain other agreements and (8) make payments on our subordinated debt. The credit facility also includes customary covenants regarding reporting obligations and requires us to maintain a consolidated fixed charge coverage ratio. In addition to customary events of default, the credit facility provides that an event of default will occur if: (1) we or our subsidiaries default on any debt in excess of $500,000; (2) certain changes of control occur; (3) an event of default occurs with respect to our 9 3/8% Senior Subordinated Notes due 2009, the Company’s Series A 6.5% Senior Convertible Notes or our Series B 6.5% Senior Convertible Notes if such default is not cured within the applicable grace period; (4) an event of default occurs under our agreements with Federal Insurance Company (“Chubb”) and as a result thereof Chubb (a) has ceased issuing surety bonds on our behalf , (b) has made demand for performance thereunder or (c) has otherwise commenced exercising any remedies thereunder, or if any claim is made on Chubb related to any bonded contract against the issuer of any surety bond or (6) an event or condition occurs which has a material adverse effect on us and our subsidiaries taken as a whole. If an event of default occurs under the credit facility, then the lenders may: (1) terminate their commitments under the credit facility; (2) declare any outstanding indebtedness under the credit facility to be immediately due and payable; and (3) foreclose on the collateral pledged to secure the obligations.
      As of September 30, 2005, we had no outstanding borrowings under the revolving credit line, we had letters of credit outstanding with Bank of America of $46.3 million, and had available borrowing capacity of $16.3 million under our credit facility. We also had letters of credit outstanding with J.P. Morgan Chase of $33.6 million. As of December 16, 2005, available borrowing capacity under our credit facility was $5.6 million.
      We have amended the credit facility twice. The amendments provided relief for the fixed charge covenant for the months of August and September, and eliminated the requirement for a fixed charge covenant test to be performed in September and October. Because of the cumulative effect of the fixed charge coverage ratio, we will have to obtain another amendment on or before December 31, 2005. The second amendment resulted in limited availability under the facility by requiring us to have at least $12.0 million in excess funds availability at all times. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility.

      On August 1, 2005 the Bank of America and Chubb entered into a letter agreement which sets forth certain agreements among the parties thereto with respect to the commingling of cash proceeds from collateral granted to Chubb to secure our surety obligations and the cash proceeds from collateral granted to Bank of America in connection with the credit facility. We provided Chubb with an additional $5 million letter of credit which will be held by Chubb as additional security for our surety obligations.
      On September 30, 2005, we and Bank of America entered into a letter agreement whereby we would make ratable monthly payments to increase the amount of cash collateral held by the lender as security for our obligations under the credit facility to $17.6 million by January 31, 2006. The balance in the account as of September 30, 2005 was $9.6 million and is recorded as restricted cash on the balance sheet.

Senior Convertible Notes
      On November 24, 2004, we entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, we have the option to redeem the Senior Convertible Notes, subject to certain conditions. The net proceeds from the sale of the notes were used to prepay a portion of our senior secured credit facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended, or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. A default under the credit facility or the senior subordinated notes resulting in acceleration that is not cured within 30 days is also a cross default under the senior convertible notes. In addition, other events of default under the senior convertible notes indenture include, but are not limited to, a change of control, the de-listing of the Company’s stock from a national exchange or the commencement of a bankruptcy proceeding.
      On December 5, 2005, the Company announced that it had received a notice from the NYSE that the Company’s 30-day trading average stock price was below $1.00 and that the Company had failed or may fail to meet other published requirements for continued listing of its common stock on the NYSE, including the exchange’s market capitalization requirements. On December 15, 2005, the NYSE suspended trading of the Company’s common stock and notified the Company of its intent to de-list the common stock, subject to the Company’s right to appeal in accordance with the NYSE’s rules.
      On December 14, 2005, the Company announced it had reached a non-binding agreement in principle with an ad hoc committee of holders of approximately $101 million of 58% of its $172.9 million principal amount of senior subordinated notes for a potential restructuring pursuant to which the senior subordinated noteholders would receive in exchange for all of their notes, shares representing 82% of the common stock of the reorganized company. If the proposed restructuring were to be consummated, the proposed plan contemplates the filing of a pre-packaged Chapter 11 plan of reorganization.
      On February 24, 2005 and following shareholder approval, we sold $14 million in principal amount of its Series B 6.5% Senior Convertible Notes due 2014 (the Notes), pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Notes issued by the us in an initial private placement on November 24, 2004. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”)

provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Notes that would settle in cash because of shareholder approval of the Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark to market gain or loss during the three months ended June 30, 2005. During the quarter ending September 30, 2005 there was a mark to market loss of $0.1 million recorded. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the year ended September 30, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At September 30, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we recorded at March 31, 2005 a net discount of $0.8 million which is being amortized over the remaining term of the Notes. We did not cause a registration statement to become effective on or before November 23, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% per annum.

Senior Subordinated Notes
      We have outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2004, we redeemed $75.0 million principal amount of its senior subordinated notes, paying a call premium of 4.688%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense in accordance with SFAS No. 145. At September 30, 2004 and 2005, the Company had $172.9 million in outstanding senior subordinated notes. Our next interest payment date on our senior subordinated notes is February 1, 2006, on which date we will owe approximately $8.1 million in accrued interest to the holders of these notes, and there is no assurance that we will be able to make this interest payment when due.
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
      Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer or vendor has had reasonable cause to effect payment under a letter of credit. At September 30, 2005, $1.3 million of our outstanding letters of credit were to collateralize our customers and vendors.
      Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2005, $32.3 million of our outstanding letters of credit were to collateralize our insurance program.
      Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2005, our cost to complete projects covered by surety bonds was approximately $92.4 million and we utilized a combination of cash and letters of credit totaling $29.3 million to collateralize our bonding program.
      At September 30, 2005, we had an additional $34.9 million in letters of credit issued by Bank of America to our previous lender. These letters of credit are issued to protect our previous lender in the event that a letter of credit they issued, but has not been replaced by us, is drawn on. To date, no letters of credit issued by our old lender have been drawn on. As of December 12, 2005, these outstanding letters of credit had been reduced to $1.5 million.
Other Commitments
      In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (EnerTech). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2005, we had invested $3.9 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2004 and 2005 was $3.0 million and $3.1 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that it believes are temporary in nature. As of September 30, 2005, the unrealized losses related to the Company’s share of the Enertech fund amounted to approximately $0.7 million, which we believe are temporary in nature. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.
      Our future contractual obligations include (in thousands)(1):

	2006	2007	2008	2009	2010	Thereafter	Total

Debt obligations	$222,906	$16	$—	$—	$—	$—	$222,922
Capital lease obligations	$11	$4	$3	$3	$1	$—	$22
Other long-term liabilities	$—	$13,634	$524	$761	$195	$115	$15,229
Operating lease obligations	$10,213	$7,542	$5,127	$3,526	$1,319	$1,053	$28,780

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

      Our other commercial commitments expire as follows (in thousands):

	2006		2007	2008	2009	2010	Thereafter		Total

Standby letters of credit	$46,306		$—	$—	$—	$—	$—		$46,306
Other commercial commitments	$8,000	(3)	$—	$—	$—	$—	$1,100	(2)	$9,100

(2)	Balance of investment commitment in EnerTech. On October 3, 2005, we invested $450,000 in EnerTech reducing our remaining commitment to $650,000.

(3)	Balance of our collateral commitment to Bank of America through December 20, 2005, we deposited $4.8 million in the collateral account reducing our remaining commitment to $3.2 million.
Outlook
      As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Update on Financial Restructuring”, our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in this Form 10-K as a result of our operating losses during fiscal 2005, our non-compliance with certain debt covenants as of September 30, 2005 and our potential non-compliance with certain debt covenants subsequent to September 30, 2005. Each of the efforts that we are currently undertaking to address this uncertainty, a financial restructuring, an amendment to our new credit facility and implementation of our Successful Projects process (each of which is described in more detail above) is expected to have an impact on our liquidity and capital resources.
      We expect that any restructuring of our capital structure would de-lever, and therefore strengthen, our balance sheet, including the proposed restructuring set forth in our non-binding agreement in principle with the ad hoc committee of noteholders described above. The proposed restructuring, if consummated, would result in our $172.9 million principal amount senior subordinated notes being exchanged for common stock, and for the reinstatement or refinancing of our $50 million principal amount senior convertible notes and our bank credit facility. In addition, as described above, the agreement in principle contemplates that our customers, vendors and trade creditors would not be impaired by the restructuring and would be paid in full in the ordinary course of business. Our liquidity may not improve or may be adversely affected, however, until our financial restructuring is consummated. Although we expect to begin an out-of-court solicitation process in January 2006, there is no certainty as to when or if any financial restructuring will be consummated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Update on Financial Restructuring” above for a further discussion of the proposed financial restructuring.
      While we expect to reach consensual agreement with the holders of our $50 million senior convertible notes or refinance their facility, we may be de-listed from the NYSE. If our common stock is de-listed from the NYSE and we have not reached agreement with these noteholders, the holders of our senior convertible notes would have the right, beginning 35 business days after de-listing, to put their notes back to us. We would likely not be able to pay the principal and accrued interest on those notes if put to us. Additionally, our new credit facility restricts our ability to repurchase these notes. Our inability to repurchase these notes and the limitations in our new credit facility to repurchase these notes could affect the success of any plan of reorganization contemplated by us without an agreement with the holders of the senior convertible notes. Absent an agreement with the holders of the senior convertible notes to any pre-packaged Chapter 11 plan that may be filed, we would seek to reinstate their notes or give them property equal to the full value of their note claims. We do not presently have an agreement with any of the holders of the senior convertible notes to the agreement in principle or any other proposed restructuring plan.
      In addition, our liquidity may be negatively affected by a failure to obtain an amendment to our new bank credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Amendments to New Credit Facility” above for a further discussion of the amendments we must seek. If we are unable to obtain an amendment to our credit facility prior to December 31, 2005, we will be in default on that instrument which if uncured in 30 days will result in cross-defaults under our senior convertible notes, our senior subordinated notes and under our agreement with our bonding company.

      Finally, our liquidity may be improved by our Successful Projects process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Successful Projects” above for a further discussion of this process. While we believe that Successful Projects will have a positive impact on liquidity, it is possible that liquidity could be negatively impacted by revised estimates to complete on uncompleted projects.
      Economic conditions across the country have been challenging although construction industry spending is expected to increase by 2.2% in 2005 according to McGraw Hill. McGraw Hill expects construction industry spending to increase by 2.8% in 2006. We continue to focus on collecting receivables and reducing days sales outstanding. We will continue to take steps to reduce our costs. We have made significant reductions in administrative overhead at the home office and in the field. We are also committed to reducing the working capital committed in our business by focusing on cash collections. We currently expect revenues of $0.95 billion to $1.0 billion, operating income of $13–$16 million and EBITDA of $22-$25 million in fiscal 2006. The difference between operating income and EBITDA is depreciation and amortization. Management believes EBITDA provides useful information to investors as a measure of comparability to peer companies. However, these calculations may vary from company to company, so our calculations may not be comparable to other companies. EBITDA is one of the measures that is used in determining compliance with our credit facility.
      During fiscal 2005, we sold 13 units and closed two others. These units produced revenues and operating income during fiscal 2004 of approximately $244.3 million and $8.6 million (before considering the impact of goodwill), respectively. The sales generated $54.1 million in total consideration comprised of $48.0 million in cash, $2.3 million in notes receivable and $3.8 million in retained assets and receivables. As a result of these sales, the revenue and income (loss) contributions are no longer included in our results of operations and the sales proceeds were used to reduce our indebtedness.
      If we successfully complete the proposed restructuring, we believe that additional business opportunities and our ability to meet them would improve. We expect we would be able to provide additional bonds for jobs in the marketplace, further improving backlog. We also expect we would be awarded additional business by customers due to our increased financial strength. Additional attention paid to working capital would provide additional resources to meet these increased business opportunities. We expect that the results from the divestiture program, the implementation of Successful Projects best practices and the strengthening of the balance sheet would lead to significantly improved operating results in the coming years. As we continue to cut costs and utilize Successful Projects our outlook will change.
      We expect to generate cash flow from operations, sales of businesses and our credit facility. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that these combined cash flows including those resulting from successful completion of the proposed restructuring will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures of approximately $6.0 million for the fiscal year ended September 30, 2006. Our ability to generate cash flow is dependent on our successful completion of the proposed restructuring and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements.”
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
Inflation
      Due to the relatively low levels of inflation experienced in fiscal 2002 and 2003, inflation did not have a significant effect on our results in those fiscal years or on any of the acquired businesses during similar periods. During fiscal 2004 and 2005, however, we experienced significant increases in the commodity prices of copper products, steel products and fuel. Over the long-term, we expect to be able to pass these increased costs to our customers.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost is shown as an expense in the consolidated statements of operations. This statement was effective for the Company beginning on October 1, 2005. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. We intend to adopt SFAS No. 123(R) using the “modified prospective” method. As discussed above, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for stock option awards and stock issued pursuant to our Employee Stock Purchase Plan (ESPP). Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on our reported results of operations and cash flows; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented in note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts, however, over time this cost is passed to our customers. As of September 30, 2005, the Company had no outstanding borrowings under the revolving credit line, although the outstanding amount varies throughout the fiscal year as working capital needs change. The company has two senior convertible notes that are hybrid instruments comprised of two components: (1) debt instruments and (2) certain embedded derivatives. Refer to Note 6 of “Notes to Consolidated Financial Statements” for a description of these derivatives.
      As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

Liabilities — Debt:
Variable Rate (Credit Facility)	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—	—
Fixed Rate (Senior Subordinated Notes)	$172,885	$—	$—	$—	$—	$—	$172,885
Interest Rate	9.375%	—	—	—	—	—	9.375%
Fixed Rate (Senior Convertible Bonds)	$50,000	$—	$—	$—	$—	$—	$50,000
Interest Rate	6.500%	—	—	—	—	—	6.500%
Fair Value of Debt:
Variable Rate							$—
Fixed Rate							$190,901

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Integrated Electrical Services, Inc.
      We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and is not expected to be in compliance with certain of its debt covenants. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

ERNST & YOUNG LLP
Houston, Texas
December 19, 2005

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,

	2004	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,232	$28,349
Restricted cash	—	9,596
Accounts receivable:
Trade, net of allowance of $3,980 in 2004 and $3,997 in 2005	198,685	188,485
Retainage	61,545	51,459
Costs and estimated earnings in excess of billings on uncompleted contracts	31,545	25,578
Inventories	19,410	23,027
Prepaid expenses and other current assets	12,887	24,918
Assets held for sale associated with discontinued operations	96,845	388

Total current assets	443,149	351,800

PROPERTY AND EQUIPMENT, net	39,046	25,194
GOODWILL	81,682	24,343
OTHER NONCURRENT ASSETS, net	17,056	15,035

Total assets	$580,933	$416,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt	$42,993	$32
Accounts payable and accrued expenses	131,821	123,244
Billings in excess of costs and estimated earnings on uncompleted contracts	30,922	37,175
Liabilities related to assets held for sale associated with discontinued operations	25,259	979
Senior convertible notes, net	—	50,691
Senior subordinated notes, net	—	173,134

Total current liabilities	230,995	385,255

LONG-TERM DEBT, net of current maturities	15,039	27
SENIOR SUBORDINATED NOTES, net	173,208	—
OTHER NONCURRENT LIABILITIES	18,523	15,231

Total liabilities	437,765	400,513

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100,000,000 shares; issued 38,439,984 shares in 2004 and 39,024,209 shares in 2005	385	390
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,172,313 shares in 2004 and 2,416,377 shares in 2005	(13,790)	(13,022)
Unearned restricted stock	(1,113)	(1,183)
Additional paid-in capital	429,376	430,996
Retained deficit	(271,716)	(401,348)

Total stockholders’ equity	143,168	15,859

Total liabilities and stockholders’ equity	$580,933	$416,372

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share Information)

	Year Ended September 30,

	2003	2004	2005

REVENUES	$1,217,953	$1,182,339	$1,102,814
COST OF SERVICES	1,048,497	1,037,190	975,900

Gross profit	169,456	145,149	126,914
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	134,523	139,918	153,561
GOODWILL IMPAIRMENT CHARGE	—	88,574	57,339

Income (loss) from operations	34,933	(83,343)	(83,986)

INTEREST AND OTHER EXPENSE:
Interest expense, net	(25,759)	(23,198)	(28,291)
Other, net	(180)	(5,922)	(1,372)

Interest and other expense, net	(25,939)	(29,120)	(29,663)

INCOME (LOSS) FROM CONTINUING OPERATIONS	8,994	(112,463)	(113,649)
PROVISION FOR INCOME TAXES	401	6,777	894

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	8,593	(119,240)	(114,543)

Discontinued operations:
Income (loss) from discontinued operations (net of loss on sale of $0, $0 and $(10,096))	18,020	(1,317)	(14,149)
Provision for income taxes	7,176	4,307	940

Income (loss) from discontinued operations	10,844	(5,624)	(15,089)

NET INCOME (LOSS)	$19,437	$(124,864)	$(129,632)

BASIC EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share from continuing operations	0.22	(3.09)	(2.93)
Basic earnings (loss) per share from discontinued operations	0.28	(0.15)	(0.38)

Basic earnings (loss) per share	$0.50	$(3.23)	$(3.31)

DILUTED EARNINGS (LOSS) PER SHARE:
Diluted earnings (loss) per share from continuing operations	0.22	(3.09)	(2.93)
Basic earnings (loss) per share from discontinued operations	0.28	(0.15)	(0.38)

Diluted earnings (loss) per share	$0.50	$(3.23)	$(3.31)

SHARES USED IN THE COMPUTATION OF EARNINGS (LOSS) PER SHARE:
Basic	39,062,776	38,610,326	39,122,174

Diluted	39,225,312	38,610,326	39,122,174

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

			Restricted Voting
	Common Stock		Common Stock		Treasury Stock		Unearned	Additional		Total
							Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity

BALANCE, September 30, 2002	38,439,984	$385	2,605,709	$26	(1,421,068)	$(9,774)	$—	$428,427	$(166,289)	$252,775
Issuance of stock	—	—	—	—	14,750	90	—	(13)	—	77
Purchase of treasury stock	—	—	—	—	(1,890,400)	(10,207)	—	—	—	(10,207)
Receipt of treasury stock	—	—	—	—	(70,330)	(270)	—	—	—	(270)
Issuance of stock under employee stock purchase plan	—	—	—	—	248,982	1,549	—	(728)	—	821
Exercise of stock options	—	—	—	—	392,273	2,251	—	23	—	2,274
Net income	—	—	—	—	—	—	—	—	19,437	19,437

BALANCE, September 30, 2003	38,439,984	$385	2,605,709	$26	(2,725,793)	$(16,361)	$—	$427,709	$(146,852)	$264,907
Issuance of stock	—	—	—	—	12,931	81	—	32	—	113
Issuance of restricted stock	—	—	—	—		—	(1,992)	1,992	—	—
Purchase of treasury stock	—	—	—	—	(549,200)	(4,340)	—	—	—	(4,340)
Issuance of stock under employee stock purchase plan	—	—	—	—	247,081	1,592	—	(614)	—	978
Exercise of stock options	—	—	—	—	842,668	5,238	—	339	—	5,577
Non-cash compensation	—	—	—	—	—	—	879	(82)	—	797
Net loss	—	—	—	—	—	—	—	—	(124,864)	(124,864)

BALANCE, September 30, 2004	38,439,984	$385	2,605,709	$26	(2,172,313)	$(13,790)	$(1,113)	$429,376	$(271,716)	$143,168
Issuance of stock	20,810	—	—	—	8,252	52	—	54	—	106
Issuance of restricted stock	365,564	3	—	—	(365,564)	(3)	(1,711)	1,711	—	—
Vesting of restricted stock	—	—	—	—	113,248	719	—	(719)	—	—
Issuance of stock under employee stock purchase plan	61,935	1	—	—			—	253	—	254
Exercise of stock options	135,916	1	—	—			—	624	—	625
Non-cash compensation	—	—	—	—	—	—	1,641	(303)	—	1,338
Net loss	—	—	—	—	—	—	—	—	(129,632)	(129,632)

BALANCE, September 30, 2005	39,024,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,

	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,437	$(124,864)	$(129,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net (income) loss from discontinued operations	(10,844)	5,624	15,089
Amortization of deferred financing fees	1,654	1,430	5,658
Non-cash interest charge for embedded derivatives	—	—	622
Bad debt expense	1,878	3,581	3,982
Deferred income taxes	7,577	8,959	252
Depreciation and amortization	11,647	11,307	10,801
(Gain) loss on sale of property and equipment	115	750	(856)
Equity in losses of investments	805	863	1,404
Impairment of investment	—	—	736
Non-cash compensation charge	—	797	1,338
Impairment of long-lived assets	—	—	6,013
Impairment of goodwill	—	88,574	57,339
Gain on divestitures	(381)	—	—
Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses
(Increase) decrease in:
Accounts receivable	(4,738)	669	16,318
Inventories	2,824	(1,851)	(3,729)
Costs and estimated earnings in excess of billings on uncompleted contracts	801	6,020	4,759
Prepaid expenses and other current assets	1,246	895	(12,032)
Other noncurrent assets	(2,221)	675	3,459
Increase (decrease) in:
Accounts payable and accrued expenses	4,546	10,814	(6,597)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,101)	(4,426)	5,975
Other noncurrent liabilities	5,144	(1,234)	(4,330)

Net cash provided by (used in) continuing operations	29,389	8,583	(23,431)
Net cash provided by (used in) discontinued operations	9,914	(2,279)	8,053

Net cash provided by (used in) operating activities	39,303	6,304	(15,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2,334	276	2,168
Purchases of property and equipment	(7,532)	(5,275)	(3,682)
Purchase of businesses, net of cash acquired	(2,723)	—	—
Sale of businesses	2,153	—	—
Investments in securities	(900)	(810)	(400)
Increase in restricted cash	—	—	(9,596)
Other	381	(28)	—

Net cash provided by (used in) investing activities of continuing operations	(6,287)	(5,837)	(11,510)
Net cash provided by (used in) investing activities of discontinued operations	(1,571)	(1,161)	47,313

Net cash provided by (used in) investing activities	(7,858)	(6,998)	35,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	77	80,040	10,000
Borrowings on Senior Convertible Notes	—	—	50,000
Repayments of debt	(16,243)	(97,368)	(67,930)
Purchase of treasury stock	(10,207)	(4,340)	—
Payments for debt issuance costs	(679)	(2,219)	(7,363)
Proceeds from issuance of stock	—	113	106
Proceeds from issuance of stock under employee stock purchase plan	821	972	254
Proceeds from exercise of stock options	2,274	5,577	625

Net cash provided by (used in) continuing financing activities	(23,957)	(17,225)	(14,308)
Net cash provided by (used in) discontinued financing activities	(66)	(50)	—

Net cash provided by (used in) financing activities	(24,023)	(17,275)	(14,308)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,422	(17,969)	6,117
CASH AND CASH EQUIVALENTS, beginning of period	32,779	40,201	22,232

CASH AND CASH EQUIVALENTS, end of period	$40,201	$22,232	$28,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$24,003	$23,379	$20,564
Income taxes	599	931	319
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	BUSINESS:

Description of the Business
      Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

Recent Developments
     Going Concern
      The Company’s independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on the consolidated financial statements for the fiscal year ended September 30, 2005 included in this Form 10-K as a result of the Company’s operating losses during fiscal 2005 and its expected non-compliance with certain debt covenants subsequent to September 30, 2005. The Company did not include any adjustments to the financial statements included in this Form 10-K to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. The Company is currently undertaking the following efforts to address this uncertainty, each of which efforts is described in more detail below:

•	the Company is in the process of negotiating a consensual financial restructuring with the holders of its senior subordinated notes and have reached a non-binding agreement in principle with holders of approximately 58% of outstanding principal amount of its senior subordinated notes;

•	the Company is in the process of negotiating an amendment to its new credit facility, which it expects to obtain prior to December 31, 2005, to modify the applicability of the fixed coverage ratio; and

•	the Company is working to improve profitability and consistency of earnings through the implementation of a process known as Successful Projects.
      During 2005, the Company announced its intention to strengthen and de-lever its balance sheet to improve its overall capital structure. As part of this initiative, the Company is seeking to reduce its long term debt, which will result in an increase in its free cash flow. By strengthening the balance sheet in this manner, the Company expects to improve its credit ratings, increase free cash, and enhance its surety bonding capability. To facilitate these efforts, on November 2, 2005, the Company announced that it had retained Gordian Group, LLC as a financial advisor. Gordian Group, LLC is a New York based investment bank with expertise in developing capital markets alternatives and providing financial advisory services.
      As a result of the foregoing, the Company commenced discussions with an ad hoc committee of holders of a substantial portion of its senior subordinated notes due 2009 regarding a consensual restructuring of its debt obligations. On December 14, 2005, the Company announced that it had reached a non-binding agreement in principle with an ad hoc committee of holders of approximately $101 million, or 58%, of its $172.9 million principal amount senior subordinated notes for a potential restructuring pursuant to which the senior subordinated noteholders would receive in exchange for all of their notes, shares representing approximately 82% of the common stock of the reorganized company. Holders of the Company’s outstanding common stock and management would retain or receive shares representing approximately 15% and 3%, respectively, of the common stock of the reorganized company.
      The agreement in principle contemplates that the Company’s customers, vendors and trade creditors would not be impaired by the restructuring and would be paid in full in the ordinary course of business, and that the senior convertible notes with a current aggregate principal amount outstanding of approximately $50 million, would be reinstated or the holders otherwise provided the full value of their note claims. It is also

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
contemplated that the senior bank credit facility would be reinstated or refinanced at the time of the restructuring. Discussions have already begun with the bank with respect to the proposed restructuring.
      If the proposed restructuring were to be consummated, the proposed plan currently contemplates the filing of a pre-packaged Chapter 11 plan of reorganization in order to achieve the exchange of all of the senior subordinated notes for equity. Approval of a proposed plan in a pre-packaged proceeding would require the consent of the holders of at least two-thirds in claim amount and one-half in number of the senior subordinated notes that vote on the plan. The Company would seek to enter into a plan support agreement with the members of the ad hoc committee and then formally solicit consents to the proposed restructuring from the holders of its senior subordinated notes. The Company expects to begin the out-of-court solicitation process in January of 2006.
      There is no assurance that the Company will successfully complete the restructuring contemplated by the agreement in principle, or any other restructuring. At this time neither the agreement in principle nor any other proposed restructuring terms have been agreed to by the requisite holders of the senior subordinated notes, and the senior subordinated noteholders can withhold these consents for any or no reason. The agreement in principle is subject to the negotiation of definitive documentation, approval by the requisite noteholders and a court in a Chapter 11 proceeding and customary closing conditions. Because the agreement in principle is not binding and because there is no assurance it will be consummated, the Company continues to evaluate other alternatives for restructuring its capital structure. In addition, the Company may be forced by its creditors to seek the protection of federal bankruptcy law. If the Company consummates any restructuring, it may do so outside of bankruptcy, or in a pre-packaged Chapter 11 proceeding or in another proceeding under federal bankruptcy law. Any bankruptcy proceedings could cause the holders of the Company’s outstanding securities, including its common stock, senior subordinated notes and senior convertible notes, to lose some or all of the value of their investment in the Company’s securities. Furthermore, such proceedings could result in material changes in the nature of the business and material adverse changes to its financial condition and results of operations.
      In addition, we have previously announced that, as of December 5, 2005, our 30-trading day average stock price was below $1.00, that we have has failed or may fail to meet other published requirements for the continued listing of its common stock on the NYSE, including the exchange’s market capitalization requirements. On December 15, 2005, the NYSE suspended trading of our common stock, and notified us orally that it intends to de-list our common stock, subject to our right to appeal in accordance with the NYSE’s rules. We currently intend to appeal this determination by the NYSE, which process would likely take in excess of 35 business days from December 16, 2005, which is the day we received written notice from the NYSE of its intent to de-list our common stock. If we do not succeed in appealing this determination by the NYSE, the NYSE has indicated that it will promptly request the SEC to de-list our common stock. If our common stock is de-listed from the NYSE, the holders of our senior convertible notes would have the right, beginning 35 business days after de-listing, to put their notes back to us. We would likely not be able to pay the principal and accrued interest on those notes if put to us. Additionally, our new credit facility restricts our ability to repurchase these notes. Our inability to repurchase these notes and the limitations in our new credit facility to repurchase these notes could affect the success of any plan of reorganization contemplated by us without an agreement with the holders of the senior convertible notes. Absent an agreement with the holders of the senior convertible notes to any pre-packaged Chapter 11 plan that may be filed, we would seek to reinstate their notes or give them property equal to the full value of their note claims. We do not presently have an agreement with any of the holders of the senior convertible notes to the agreement in principle or any other proposed restructuring plan.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     Amendments to the New Credit Facility
      It has been necessary for us to seek amendments of our new credit facility in order to avoid our non-compliance with the fixed coverage ratio set forth in the agreement relating to the new credit facility. We are currently seeking an additional amendment to the new credit facility before December 31, 2005, for the purpose of further amending the applicability of the fixed coverage ratio. We expect to obtain an amendment prior to December 31, 2005.
      Our debt instruments and agreements, including the credit facility, the senior subordinated notes, the senior convertible notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under indebtedness were to become due, as a result of the circumstances described above or any other reason, we do not have the necessary cash to repay our indebtedness. This may cause our creditors to force us into an involuntary bankruptcy under the federal bankruptcy laws, or may cause us to seek protection from our creditors under these laws unless we reach an agreement with these creditors to the restructuring plan described above or to another mutually agreeable restructuring plan. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” we have classified the long-term portion of senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to the need to amend our credit facility prior to December 31, 2005 and the potential for cross-defaults described above if we are unsuccessful.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      The Company determined to sell all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were being made to facilitate the business needs and purposes of the organization as a whole. Since the Company was a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with the company. There is the potential from selling assets net of liabilities but retaining the entities from which they were sold if the purchaser is unwilling or unable to perform the transferred liabilities, that the Company may be forced to fulfill obligations that were assigned or sold to others. The Company would then seek reimbursement from the purchasers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of IES, its wholly owned subsidiaries, and certain investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the Company’s revenue recognition of construction in progress, allowance for doubtful accounts, realizability of deferred tax assets, impairment tests and self-insured claims liability.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Securities and Equity Investment
      At September 30, 2004 and 2005, the Company had a 21% equity interest in Energy Photovoltaics, Inc. (EPV) of $0.3 million and zero, respectively, which was included in other noncurrent assets. The Company accounts for this investment under the equity method of accounting and accordingly recorded its share of EPV’s losses of $0.8 million, $0.9 million and $1.4 million in the year ended September 30, 2003, 2004 and 2005, respectively Additionally, the Company had notes receivable totaling approximately $1.8 million from EPV at September 30, 2004. The Company had no notes receivable from EPV at September 30, 2005. The Company performed a discounted cash flow analysis at September 30, 2005 and determined that an impairment to this investment existed. As a result, the Company recorded an impairment charge of $0.7 million at September 30, 2005 to write-off the remaining balance of this investment and notes receivable.
      Through September 30, 2005, the Company had invested $3.9 million under its commitment to EnerTech Capital Partners II L.P. (EnerTech) (See Note 13 for further commitments). The carrying value of this EnerTech investment at September 30, 2004 and 2005 was $3.0 million and $3.1 million, respectively. This investment is accounted for on the cost method of accounting and accordingly, the Company does not record unrealized losses for the EnerTech investment that it believes are temporary in nature. The Company uses available information and may perform discounted cash flow analyses to determine impairment of its investments, if any. The following table represents the carrying value and unrealized loss balance reconciliation to fair value for the EnerTech investment as of September 30, 2004 and 2005:

	September 30,	September 30,
	2004	2005

Carrying value	$2,977	$3,112
Unrealized loss	(820)	(739)

Fair value	$2,157	$2,373

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

Property and Equipment
      Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $11.6 million, $11.3 million and $10.8 million for the years ended September 30, 2003, 2004 and 2005, respectively.
      Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations in the caption Other, net.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Goodwill
      Effective October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective October 1, 2001. Goodwill attributable to each reporting unit was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows and market multiples. These impairment tests are required to be performed at least annually. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests annually during the first fiscal quarter.
      On August 13, 2004, the Company announced that it would not timely file results for the three months ended June 30, 2004 on Form 10-Q. There was also a possibility that factors surrounding certain material weaknesses in internal control may require a restatement of prior periods. Following this announcement, the Company’s stock price declined 40 percent to $3.93 on August 16, 2004. The Company believes that this decline in stock price plus a jury verdict against the company and uncertainties surrounding its ability to obtain surety bonds was reflective of a change in its operations that indicated that a possible impairment of the carrying amount of goodwill existed at September 30, 2004. Therefore, the Company performed a test for impairment and consequently recorded a charge of $88.6 million. This charge is included in arriving at the loss from operations for the year ended September 30, 2004. The impairment detailed by our operating regions follows (amounts in millions):

North	$19.7
South	37.0
West	23.8
HSE	8.1

Total	$88.6

      During the first quarter of 2005, the Company recorded a goodwill impairment of $0.6 million related to a subsidiary that at the time was intended to be divested. Subsequently, it was decided not to divest this subsidiary. At September 30, 2005, the Company performed a test for impairment and consequently recorded a charge of $56.7 million. The total goodwill impairment charge of $57.3 million is included in arriving at income (loss) from continuing operations for the year ended September 30, 2005. The impairment detailed by our operating regions follows (amounts in millions):

North	$16.7
South	1.0
West	39.6

Total	$57.3

      There was no goodwill impairment charge in the HSE region for the year ended September 30, 2005.
      The carrying amount of goodwill attributable to each reportable segment with goodwill balances and changes therein follows:

	September 30,	Impairment	September 30,	Impairment	September 30,
	2003	Adjustment	2004	Adjustment	2005

Commercial and Industrial	$115,924	$70,657	$45,267	$45,267	$—
Residential	54,332	17,917	36,415	12,072	24,343

	$170,256	$88,574	$81,682	$57,339	$24,343

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Debt Issuance Costs
      Debt issuance costs related to the Company’s credit facility and the senior subordinated notes are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. As of September 30, 2004 and 2005, accumulated amortization of debt issuance costs was approximately $6.7 million and $11.8, respectively. During the year ended September 30, 2005, the Company capitalized approximately $1.3 million of issuance costs incurred in connection with amending its credit facility commitment with JP Morgan Chase. The Company has since then ended its credit facility commitment with JP Morgan Chase. As a result, the Company incurred additional expense of $0.6 million related to the write off of remaining unamortized issuance costs from the JP Morgan Chase agreement. During the year ended September 30, 2005 the Company capitalized approximately $3.1 million of issuance costs incurred in connection with its credit facility commitment with Bank of America entered into on August 1, 2005. These costs are amortized to interest expense over the term of the credit facility.

Revenue Recognition
      The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate the Company for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes revenue on signed contracts and change orders. The Company recognizes revenue on unsigned, verbally approved, change orders where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. The Company generally considers contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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
      As of September 30, 2004 and 2005, costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for certain significant claims totaling approximately $3.8 million and $3.9 million, respectively. In addition, accounts receivable as of September 30, 2004 and 2005 related to these claims is approximately $4.8 million and $2.4 million, respectively. Included in the claims amount is approximately $0.0 million and $2.3 million as of September 30, 2004 and 2005, respectively, related to a single contract at one of our subsidiaries. This claim relates to a dispute with the customer over defects in the customer’s design specifications.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable and Provision for Doubtful Accounts
      The Company records accounts receivable for all amounts billed and not collected. Generally, the Company does not charge interest on outstanding accounts receivable; however, from time to time the Company may believe it necessary to charge interest on a case by case basis. Additionally, the Company provides an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for unknown collection issues based on historical trends. Accounts receivable not collectible are written off as deemed necessary in the period such determination is made.

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
      The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at the end of each quarter. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, the Company’s results could be affected.

Self-Insurance
      The Company retains the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. The Company’s general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon the Company’s known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2005, management has compiled its historical data pertaining to the self-insurance experiences and has utilized the services of an actuary to assist in the determination of the ultimate loss associated with the Company’s self-insurance programs for workers’ compensation, auto and general liability. Management believes that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and has recorded the present value of the actuarial determined ultimate losses under its workers’ compensation, auto and general liability programs of $13.9 million and $17.8 million at September 30, 2004 and 2005, respectively. The present value is based on the expected cash flow to be paid out under the workers’ compensation, automobile and general liability programs discounted at five percent for those claims not expected to be paid within twelve months. The undiscounted ultimate losses related to the workers’ compensation, automobile and general liability programs are $15.3 million and $19.3 million at September 30, 2004 and 2005, respectively. Total expense for these programs including healthcare was approximately $40.8 million, $37.1 million and $40.5 million for the years ended September 30, 2003, 2004 and 2005, respectively. The present value of all self-insurance reserves for the health, property and casualty programs recorded at September 30, 2004 and 2005 is $17.4 million and $20.1 million, respectively. The undiscounted ultimate losses of all self-insurance reserves at September 30,

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2004 and 2005 was $18.7 million and $21.8 million, respectively. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses to be made as follows (amounts in thousands):

Year Ended September 30,
2006	$10,424
2007	4,661
2008	3,087
2009	1,840
2010	884
Thereafter	929

Total	$21,825

      The Company had letters of credit of $32.3 million outstanding at September 30, 2005 to collateralize its self-insurance obligations.

Realization of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of property and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. At September 30, 2005, the Company determined that certain impairment indicators were present that may indicate an impairment existed under SFAS 144. Those indicators included a goodwill impairment as of September 30, 2005, coupled with cash flow losses incurred during fiscal 2005 in its commercial and industrial segment. Accordingly, the Company evaluated the ongoing value of its long-lived assets. Based on this evaluation, the Company determined that certain long-lived assets in its commercial and industrial segment with a carrying amount $8.5 million were no longer recoverable and were impaired. Accordingly, the Company recorded a non-cash impairment charge of $6.0 million to write these assets down to their estimated fair value of $2.5 million. The impairment charge is recorded in selling, general and administrative expenses. Estimated fair value was determined based on expected future cash flows discounted at a rate the Company believes incorporates the time value of money, the expectations about future cash flows and an appropriate risk premium.

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
      The Company had no single customer accounting for more than 10% of its revenues for the years ended September 30, 2003, 2004 and 2005.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments
      The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, notes and bonds payable and long-term debt. The Company’s senior subordinated notes and senior convertible notes had a carrying value, excluding unamortized discount, at September 30, 2004 and 2005 of $172.9 million and $222.9 million, respectively. The fair value of the Company’s senior subordinated notes and senior convertible notes at September 30, 2004 and 2005 was $160.8 million and $190.9 million, respectively. The Company utilizes quoted market prices to determine the fair value of its debt. Other than the senior subordinated notes and senior convertible notes, the Company believes that the carrying value of financial instruments on the accompanying consolidated balance sheets approximates their fair value.

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

Earnings per Share
      The following table reconciles the components of the basic and diluted earnings (loss) per share for the three years ended September 30, 2003, 2004 and 2005 (in thousands, except share information):

	Year Ended September 30,

	2003	2004	2005

Numerator:
Net income (loss)	$19,437	$(124,864)	$(129,632)

Denominator:
Weighted average common shares outstanding — basic	39,062,776	38,610,326	39,122,174
Effect of dilutive stock options	162,536	—	—

Weighted average common and common equivalent shares outstanding — diluted	39,225,312	38,610,326	39,122,174

Earnings (loss) per share:
Basic	$0.50	$(3.23)	$(3.31)
Diluted	$0.50	$(3.23)	$(3.31)
      For the years ended September 30, 2003, 2004 and 2005, stock options of 4.2 million, 2.0 million and 3.2 million, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock. For the

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
year ended September 30, 2005, 15.4 million shares of common stock related to the senior convertible notes were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

Stock Based Compensation
      The Company accounts for its stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock options have all been granted with exercise prices at fair value, therefore no compensation expense has been recognized under APB 25.
      During the years ended September 30, 2004 and 2005, the Company recorded compensation expense of $0.8 million and $1.3 million, respectively in connection with restricted stock awards (See Note 10).
      The following table illustrates the effect on net income (loss) and earnings (loss) per share assuming the compensation costs for IES’ stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123 — “Accounting for Stock-Based Compensation” for the years ended September 30, 2003, 2004 and 2005 (in thousands, except for per share data):

	Year Ended September 30,

	2003	2004	2005

Net income (loss), as reported	$19,437	$(124,864)	$(129,632)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	460	803
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,004	1,130	1,047

Pro forma net income (loss) for SFAS No. 123	$17,433	$(125,534)	$(129,876)

Earnings (loss) per share:
Basic — as reported	$0.50	$(3.23)	$(3.31)
Basic — pro forma for SFAS No. 123	$0.45	$(3.25)	$(3.32)
Earnings (loss) per share:
Diluted — as reported	$0.50	$(3.23)	$(3.31)
Diluted — pro forma for SFAS No. 123	$0.44	$(3.25)	$(3.32)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

	2003	2004	2005

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	51.94%	68.38%	73.61%
Weighted average risk free interest rate	3.21%	3.71%	3.52%
Expected life of options	6 years	6 years	4.2 years
      The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated and because the Black-Scholes option-pricing model involves subjective assumptions which may be materially different than actual amounts.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost is shown as an expense in the consolidated statements of operations. This statement was effective for the Company beginning on October 1, 2005. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. We intend to adopt SFAS No. 123(R) using the “modified prospective” method. As discussed above, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for stock option awards and stock issued pursuant to our Employee Stock Purchase Plan (ESPP). Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on our reported results of operations and cash flows; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented in note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Accounts receivable, net	$11,643
Retainage	3,884
Costs and estimated earnings in excess of billings on uncompleted projects and other	922
Less: Accounts payable and accrued expenses	(10,214)
Less: Billings in excess of costs and estimated earnings on uncompleted projects and other	(3,512)

Cash paid, net of cash acquired	$2,723

      The results of operations of Riviera are included in the Company’s consolidated financial statements from February 27, 2003 through September 30, 2005.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Pro Forma Presentation
      The unaudited pro forma data presented below reflect the results of operations of IES and the acquisition of Riviera Electric LLC assuming the transaction was completed on October 1, 2002 (in thousands):

Year Ended
September 30, 2003

(Unaudited)
Revenues	$1,252,618

Net income from continuing operations	$9,313

Net income from discontinued operations	$10,844

Net income	$20,157

Basic earnings per share from continuing operations	$0.24

Basic earnings per share from discontinued operations	$0.28

Basic earnings per share	$0.52

Diluted earnings per share from continuing operations	$0.24

Diluted earnings per share from discontinued operations	$0.28

Diluted earnings per share	$0.51

      The unaudited pro forma data summarized above also reflects pro forma adjustments primarily related to: reductions in general and administrative expenses for contractually agreed reductions in compensation programs and additional income tax expense based on the Company’s effective income tax rate. The unaudited pro forma financial data does not purport to represent what the Company’s combined results of operations would actually have been if such transaction had in fact occurred on October 1, 2002, and are not necessarily representative of the Company’s results of operations for any future period.

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
      Had the dispositions in the year ended September 30, 2003 discussed above been completed on October 1, 2002, the results of the Company for that year would have excluded revenues of $0.1 million, and income from operations of $0.0 million.

Discontinued Operations
      During October 2004, the Company announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within the Company’s commercial and industrial segment. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. As of September 30, 2005, the planned divestitures had been substantially completed. In addition, during the year ended September 30, 2005 the Company closed two business units.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations for the years ended September 30, 2003, 2004 and 2005 was $3.0 million, $2.3 million and $1.4 million, respectively.
      During the year ended September 30, 2005, the Company completed the sale of all the net assets of thirteen of its operating subsidiaries for $54.1 million in total consideration. Including goodwill impairment, the sales generated an pre-tax loss of $14.1 million and have been recognized as discontinued operations in the consolidated statement of operations for the year ended September 30, 2005 and the results of operations for the prior years ended September 30, 2003 and 2004 have been reclassified. Summarized financial data for discontinued operations are outlined below:

	Year Ended September 30,

	2003	2004	2005

Revenues	$229,810	$241,761	$113,974

Gross profit	$36,977	$28,781	$10,477

Pretax income (loss)	$18,020	$(1,317)	$(14,149)

	Balance as of

	September 30,	September 30,
	2004	2005

Accounts receivable, net	$59,081	$380
Inventory	3,247	—
Costs and estimated earnings in excess of billings on uncompleted contracts	10,271	—
Other current assets	420	—
Property and equipment, net	5,815	—
Goodwill	16,404	—
Other non-current assets	1,607	8

Total assets	$96,845	$388

Accounts payable and accrued liabilities	$17,678	$979
Billings in excess of costs and estimated earnings on uncompleted contracts	6,667	—
Long term debt, net of current portion	26	—
Other long term liabilities	888	—

Total liabilities	25,259	979

Net assets	$71,586	$(591)

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In connection with the dispositions discussed above, the net pre-tax loss was determined as follows for the years ended September 30, 2005 (in thousands):

2005

Book value of tangible assets divested	$68,146
Goodwill divested	16,313
Liabilities divested	(20,295)

Net assets divested	64,164

Cash received	48,000
Notes receivable	2,277
Retained receivables	3,791

Total consideration received	54,068

Pre-tax gain/ (loss)	$(10,096)

Goodwill Impairment Associated with Discontinued Operations
      During the year ended September 30, 2005, the Company recorded a net goodwill impairment charge of $12.8 million related to certain subsidiaries which were held for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. There have not been any significant differences between those estimates and the actual proceeds received upon the sale of the subsidiaries.

Impairment Associated with Discontinued Operations
      In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the three and nine months ended June 30, 2005, the Company recorded an impairment charge of $1.5 million related to the identification of certain subsidiaries for disposal by sale. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 10).

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

4.	PROPERTY AND EQUIPMENT:
      Property and equipment consists of the following (in thousands):

	Estimated	September 30,
	Useful Lives
	in Years	2004	2005

Land	N/A	$2,820	$1,994
Buildings	5-32	6,958	5,527
Transportation equipment	3-5	19,279	16,965
Machinery and equipment	3-10	41,834	37,653
Leasehold improvements	5-32	12,352	11,063
Furniture and fixtures	5-7	6,826	6,276

		90,069	79,478
Less — Accumulated depreciation and amortization		(51,023)	(54,284)

Property and equipment, net		$39,046	$25,194

5.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:
      Activity in the Company’s allowance for doubtful accounts receivable consists of the following (in thousands):

	September 30,

	2004	2005

Balance at beginning of period	$4,707	$3,980
Additions to costs and expenses	3,581	3,982
Deductions for uncollectible receivables written off, net of recoveries	(3,769)	(3,762)
Deductions for divestitures	(539)	(203)

Balance at end of period	$3,980	$3,997

      Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,

	2004	2005

Accounts payable, trade	$70,330	$54,486
Accrued compensation and benefits	20,392	23,558
Accrual for self-insurance liabilities	15,503	22,146
Accrual for legal settlements	9,175	2,742
Other accrued expenses	16,421	20,312

	$131,821	$123,244

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Contracts in progress are as follows (in thousands):

	September 30,

	2004	2005

Costs incurred on contracts in progress	$1,083,191	$908,776
Estimated earnings	100,230	76,369

	1,183,421	985,145
Less — Billings to date	(1,182,798)	(996,742)

	$623	$(11,597)

Costs and estimated earnings in excess of billings on uncompleted contracts	$31,545	$25,578
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(30,922)	(37,175)

	$623	$(11,597)

6.	DEBT:
      Debt consists of the following (in thousands):

	September 30,

	2004	2005

Secured credit facility	$57,929	$—
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 11.4%	62,885	62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 11.4%	110,000	110,000
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5%, traded at par value	—	50,000
Other	103	59

	230,917	222,944
Less short-term debt and current maturities of long-term debt	(42,993)	(32)
Less-Senior Convertible Notes, net	—	(50,000)
Less-Senior Subordinated Notes, net	—	(172,885)
Less-unamortized discount on Senior Subordinated Notes	(2,307)	—
Add-fair value of terminated interest rate hedges	2,630	—

Total long-term debt	$188,247	$27

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Future payments due on debt at September 30, 2005 are as follows (in thousands):

2006	$222,917
2007	20
2008	3
2009	3
2010	1
Thereafter	—

Total	$222,944

Credit Facility
      On August 1, 2005, the Company entered into a three-year $80 million asset-based revolving Credit Facility with Bank of America, N.A., as administrative agent. The new Credit Facility replaced the Company’s existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005. The Company and each of its operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the Credit Facility. The Company’s other subsidiaries have guaranteed all of the obligations under the Credit Facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all of the assets of the Company and its subsidiaries, excluding any assets pledged to secure surety bonds procured by the Company and its subsidiaries in connection with their operations.
      The Credit Facility allows the Company and the other borrowers to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowing base is limited to $80 million, reduced by a fixed reserve which is currently $15.9 million. The company has also deposited $9.6 million in an account pledged to Bank of America destined to collateralize letters of credit. The amount in the collateral account can be used to increase borrowing capacity.
      Generally, outstanding borrowings under the Credit Facility are priced at LIBOR plus a margin that varies from 2.5% to 3.5%, or at the Company’s option, a domestic bank rate plus a margin that varies between 0.5% and 1.5%. The Company is charged a fronting fee equal to 0.25% of each letter of credit issued and is charged a letter of credit fee equal to the margin applicable to LIBOR based loans, unless the letters of credit are cash collateralized, in which case the fee is reduced by 0.75%.
      The Credit Facility contains covenants restricting the ability to: (1) incur indebtedness; (2) grant liens; (3) enter into certain merger or liquidation transactions; (4) dispose of assets; (5) make capital expenditures; (6) pay dividends; (7) enter into certain other agreements and (8) make payments on the Company’s subordinated debt. The Credit Facility also includes customary covenants regarding reporting obligations and requires the Company to maintain a consolidated fixed charge coverage ratio. In addition to customary events of default, the Credit Facility provides that an event of default will occur if: (1) the Company or its subsidiaries default on any debt in excess of $500,000; (2) certain changes of control occur; (3) an event of default occurs with respect to the Company’s 9 3/8% Senior Subordinated Notes due 2009, the Company’s Series A 6.5% Senior Convertible Notes or the Company’s Series B 6.5% Senior Convertible Notes if such default is not cured within the applicable grace period; (4) an event of default occurs under the Company’s agreements with Federal Insurance Company (“Chubb”) and as a result thereof Chubb (a) has ceased issuing surety bonds on behalf of the Company, (b) has made demand for performance thereunder or (c) has otherwise commenced exercising any remedies thereunder, or if any claim is made on Chubb related to any bonded contract against the issuer of any surety bond or (6) an event or condition occurs which has a material

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
adverse effect on the Company and its subsidiaries taken as a whole. If an event of default occurs under the Credit Facility, then the lenders may: (1) terminate their commitments under the Credit Facility; (2) declare any outstanding indebtedness under the Credit Facility to be immediately due and payable; and (3) foreclose on the collateral pledged to secure the obligations.
      As of September 30, 2005, the Company had no outstanding borrowings under the revolving credit line, had letters of credit outstanding with Bank of America of $46.3 million, and had available borrowing capacity of $16.3 million under its Credit Facility. The Company also had letters of credit outstanding with J.P. Morgan Chase of $33.6 million. At September 30, 2005, $34.9 million in letters of credit issued by Bank of America to J. P. Morgan Chase were to protect our previous lender in the event that a letter of credit they issued, but has not been replaced by the Company, is drawn on.
      The Company has amended the Credit Facility twice. The amendments provided relief for the fixed charge covenant for the months of August and September 2005, and eliminated the requirement for a fixed charge covenant test to be performed in September and October 2005. The Company will have to obtain another amendment on or before December 31, 2005, to reset the fixed charge covenant ratio for November 2005 and beyond. The second amendment obtained limited availability under the facility by requiring the Company to have at least $12.0 million in excess fund availability at all times. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility.
      On August 1, 2005 the Bank of America and Chubb entered into a letter agreement which sets forth certain agreements among the parties thereto with respect to the commingling of cash proceeds from collateral granted to Chubb to secure the Company’s surety obligations and the cash proceeds from collateral granted to Bank of America in connection with the Credit Facility. The Company provided Chubb with an additional $5 million letter of credit which will be held by Chubb as additional security for the Company’s surety obligations.
      On September 30, 2005, the Company and Bank of America entered into a letter agreement whereby the Company will make ratable monthly payments to increase the amount of cash collateral held by Bank of America as security for the Company’s obligations under the credit facility to $17.6 million by January 31, 2006. The balance in the account as of September 30, 2005 was $9.6 million and is recorded as restricted cash on the balance sheet. As of December 20, 2005, the Company deposited $4.8 million in this collateral account reducing the Company’s remaining commitment to $3.2 million.
      The Company recorded a non-cash charge in the quarter ended September 30, 2005 of approximately $0.6 million to write off the remaining deferred financing costs related to the prior credit facility.

Senior Convertible Notes
      On November 24, 2004, the Company entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of its 6.5% Senior Convertible Notes due 2014. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by the Company’s significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of the Company’s common stock at an initial conversion price of $3.25 per share or 15,384,615 (including the Series B notes) shares of common stock, subject to adjustment. On November 1, 2008, the Company has the option to redeem the Senior Convertible Notes, subject to certain conditions. The net proceeds from the sale of the notes were used to prepay a portion of our senior secured credit facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended, or

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. A default under the credit facility or the senior subordinated notes resulting in acceleration that is not cured within 30 days is also a cross default under the senior convertible notes.
      In addition, other events of default under the senior convertible notes indenture include, but are not limited to, a change of control, the de-listing of the Company’s stock from a national exchange or the commencement of a bankruptcy proceeding.
      On December 5, 2005, the Company announced that it had received a notice from the NYSE that the Company’s 30-trading day average stock price was below $1.00 and that the Company had failed or may fail to meet other published requirements for continued listing of its common stock on the NYSE, including the exchange’s market capitalization requirements. On December 15, 2005, the NYSE suspended trading of the Company’s common stock and notified the Company of its intent to de-list the common stock, subject to the Company’s right to appeal in accordance with the NYSE’s rules.
      On December 14, 2005, the Company announced it had reached a non-binding agreement in principle with an ad hoc committee of holders of approximately $101 million or 58% of its $172.9 million principal amount of senior subordinated notes for a potential restructuring pursuant to which the senior subordinated noteholders would receive in exchange for all of their notes, shares representing 82% of the common stock of the reorganized company. If the proposed restructuring were to be consummated, the proposed plan contemplates the filing of a pre-packaged Chapter 11 plan of reorganization.
      On February 24, 2005 and following shareholder approval, the Company sold $14 million in principal amount of its Series B 6.5% Senior Convertible Notes due 2014 (the Notes), pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Notes issued by the Company in an initial private placement on November 24, 2004. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, the Company was required to also value the portion of the Notes that would settle in cash because of shareholder approval of the Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, the Company recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark to market gain or loss during the three months ended June 30, 2005. At the end of September 30, 2005 there was a mark to market loss of $0.1 million recorded. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the six months ended March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At September 30, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, the Company recorded at March 31, 2005 a net discount of $0.8 million which is being amortized over the remaining term of the Notes.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Senior Subordinated Notes
      The Company has outstanding two different issues of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. During the year ended September 30, 2004, the Company redeemed $75.0 million principal amount of its senior subordinated notes, paying a call premium of 4.688%, or $3.5 million. This premium along with a write off of previously capitalized deferred financing costs of $1.6 million was recorded as a loss in other income and expense in accordance with SFAS No. 145. At September 30, 2004 and 2005, the Company had $172.9 million in outstanding senior subordinated notes.

Interest Rate Swaps
      The Company entered into an interest rate swap agreement in August 2001, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9 3/8% on a semiannual basis over the life of the instrument through February 1, 2009. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company’s consolidated balance sheet and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the “short-cut” method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. The Company terminated this contract in February 2002. The Company received cash equal to the fair value of this derivative of $1.5 million, which is being amortized over the remaining life of the bonds. The value of the unamortized gain of this swap as of September 30, 2005 is $0.7 million.
      The Company entered into a new interest rate swap agreement in February 2002, designated as a fair value hedge, in order to minimize the risks and cost associated with its financing activities. The interest rate swap agreement had a notional amount of $100.0 million and was established to manage the interest rate risk of the senior subordinated note obligations. Under the swap agreement, the Company paid the counterparty variable rate interest (3-month trailing LIBOR plus 3.49%) and the counterparty paid the Company fixed rate interest of 9 3/8% on a semiannual basis over the life of the instrument. Pursuant to SFAS No. 133, as amended, such interest rate swap contract was reflected at fair value on the Company’s consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate being hedged. The net effect of this accounting on the Company’s operating results was that interest expense on the portion of fixed-rate debt being hedged was generally recorded based on variable interest rates. The interest rate swap was considered to be perfectly effective because it qualified for the “short-cut” method under SFAS No. 133 and therefore there was no net change in fair value to be recognized in income. The Company terminated this contract in August 2002. The Company received cash equal to the fair value of this derivative of $2.5 million, which is being amortized over the remaining life of the bonds. The value of the unamortized gain of this swap as of September 30, 2005 is $1.3 million. At September 30, 2004 and 2005 the Company had no outstanding interest rate swap contracts.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table presents the balance sheet details of the Senior Subordinated Notes (in thousands):

	September 30,

	2004	2005

Senior Subordinated Notes, due February 1, 2009	$172,885	$172,885
Less: Unamortized discount on Senior Subordinated Notes	(2,307)	(1,776)
Add: Unamortized portion of interest rate hedge	2,630	2,025

	$173,208	$173,134

      The following table presents the balance sheet details of the Senior Convertible Notes (in thousands):

	September 30,

	2004	2005

Senior Convertible Notes, due November 1, 2014	$—	$50,000
Less: Unamortized discount on Senior Convertible Notes	—	(792)
Add: Fair Value of derivatives associated with Senior Convertible Notes	—	1,483

	$—	$50,691

7.	LEASES:
      The Company leases various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 12. Rental expense for the years ended September 30, 2003, 2004 and 2005 was approximately $11.8 million, $14.4 million and $10.8 million respectively. Future minimum lease payments under these noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Year Ended September 30,
2006	$10,213
2007	7,542
2008	5,127
2009	3,526
2010	1,319
Thereafter	1,053

Total	$28,780

8.	INCOME TAXES:
      Federal and state income tax provisions are as follows (in thousands):

	Year Ended September 30,

	2003	2004	2005

Federal:
Current	$—	$1,096	$70
Deferred	231	4,827	(218)
State:
Current	—	865	901
Deferred	170	(11)	141

	$401	$6,777	$894

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

	Year Ended September 30,

	2003	2004	2005

Provision (benefit) at the statutory rate	$3,147	$(39,362)	$(39,778)
Increase resulting from:
Non-deductible expenses	614	729	1,024
Change in valuation allowance	—	26,825	22,268
Contingent tax liabilities	457	—	486
Non-deductible goodwill impairment	—	27,685	19,457
Other	—	64	—
Decrease resulting from:
Change in valuation allowance	(3,292)	(6,262)	—
State income taxes, net of federal deduction	(525)	(1,979)	(2,395)
Contingent tax liability	—	(923)	—
Other	—	—	(168)

	$401	$6,777	$894

      Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

	Year Ended
	September 30,

	2004	2005

Deferred income tax assets:
Property and equipment	$—	$355
Allowance for doubtful accounts	1,487	1,510
Goodwill	10,939	10,318
Accrued expenses	6,759	6,765
Net operating loss carry forward	9,990	30,298
Various reserves	414	1,503
Equity adjustment in affiliate	1,185	1,691
Other	1,471	3,111

Subtotal	32,245	55,551
Less valuation allowance	(27,614)	(51,912)

Total deferred income tax assets	4,631	3,639

Deferred income tax liabilities:
Property and equipment	(4,009)	—
Tax accounting methods	—	(1,701)
Deferred contract revenue and other	(250)	(1,818)

Total deferred income tax liabilities	(4,259)	(3,519)

Net deferred income tax assets	$372	$120

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In 2002, the Company adopted a tax accounting method change that allowed it to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. The Company believes the realization of the additional tax basis in goodwill is less than probable and has not recorded a deferred tax asset. Although a deferred tax asset has not been recorded, as of September 30, 2005, the Company has derived a cumulative cash tax reduction of $11.2 million from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. The Company has provided a tax reserve for the cumulative cash tax reduction. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $82.0 million and state net operating loss carry forwards of $52.8 million. The Company believes the realization of the additional net operating loss carry forwards is less than probable and has not recorded a deferred tax asset. The Company has $59.9 million of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2005, approximately nine years remain to be amortized.
      As of September 30, 2005, the Company had available approximately $146.0 million of federal net tax operating loss carry forwards for federal income tax purposes including $82.0 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. The Company also had available approximately $255.2 million of net tax operating loss carry forwards for state income tax purposes including $52.8 million resulting from the additional amortization of tax goodwill which begin to expire in 2006. Due to recent trading activity in the Company’s stock, a change of control as defined by the Internal Revenue Code Section 382 may have occurred. If a change of control has occurred, the Company will be limited in the amount of federal net operating loss carry forwards that may be utilized in future tax years. However, the Company has fully valued the federal net operating loss carry forwards and any reduction in future net operating loss carry forwards would be offset by a reduction in the corresponding valuation allowances.
      In assessing the realizability of deferred tax assets at September 30, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, “Accounting for Income Taxes” places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. The Company incurred a cumulative pretax loss for September 30, 2003, 2004 and 2005 including goodwill impairment. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, the Company has provided valuation allowances of $42.7 million for certain federal deferred tax assets and $9.2 million for certain state deferred tax assets. The Company believes that $3.5 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. The Company believes that $0.1 million of state deferred tax assets will be realized for certain non-unitary, non-consolidated and non-combined state tax returns and valuation allowances were not provided for these assets. The Company will evaluate the appropriateness of its remaining deferred tax assets and valuation allowances on a quarterly basis.
      The Company has adopted positions that a taxing authority may view differently. The Company believes its reserves of $14.0 million recorded in other non-current liabilities are adequate in the event the positions are not ultimately upheld. The timing of the payment of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority. Statutes of limitations will begin to expire during the fiscal year ending September 30, 2006 and thereafter.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	September 30,

	2004	2005

Current deferred income taxes:
Assets	$222	$2,269
Liabilities	(250)	(2,269)

	$(28)	$—

Noncurrent deferred income taxes:
Assets	$4,409	$1,369
Liabilities	(4,009)	(1,249)

	400	120

Net deferred income tax assets	$372	$120

9.	OPERATING SEGMENTS
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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Segment information for the years ended September 30, 2003, 2004 and 2005 are as follows (in thousands):

	Fiscal Year Ended September 30, 2003

	Commercial
	and Industrial	Residential	Corporate	Total

Revenues	$962,838	$255,115	$—	$1,217,953
Cost of services	852,887	195,610	—	1,048,497

Gross profit	109,951	59,505	—	169,456
Selling, general and administrative	81,968	33,110	19,445	134,523

Income (loss) from operations	$27,983	$26,395	$(19,445)	$34,933

Other data:
Depreciation and amortization expense	$8,405	$1,133	$2,109	$11,647
Capital expenditures	4,150	891	2,491	7,532
Total assets	445,478	69,043	102,420	616,941

	Fiscal Year Ended September 30, 2004

	Commercial
	and Industrial	Residential	Corporate	Total

Revenues	$899,626	$282,713	$—	$1,182,339
Cost of services	815,200	221,990	—	1,037,190

Gross profit	84,426	60,723	—	145,149
Selling, general and administrative	81,032	33,746	25,140	139,918
Goodwill impairment charge	70,657	17,917	—	88,574

Income (loss) from operations	$(67,263)	$9,060	$(25,140)	$(83,343)

Other data:
Depreciation and amortization expense	$7,548	$1,167	$2,592	$11,307
Capital expenditures	2,233	1,082	1,960	5,275
Total assets	334,989	72,043	77,056	484,088

	Fiscal Year Ended September 30, 2005

	Commercial
	and Industrial	Residential	Corporate	Total

Revenues	$785,319	$317,495	$—	$1,102,814
Cost of services	723,967	251,933	—	975,900

Gross profit	61,352	65,562	—	126,914
Selling, general and administrative	80,222	36,631	36,708	153,561
Goodwill impairment charge	45,267	12,072	—	57,339

Income (loss) from operations	$(64,137)	$16,859	$(36,708)	$(83,986)

Other data:
Depreciation and amortization expense	$6,978	$966	$2,857	$10,801
Capital expenditures	1,229	1,349	1,104	3,682
Total assets	246,994	72,097	96,893	415,984

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company does not have significant operations or long-lived assets in countries outside of the United States.
      Total assets as of September 30, 2003, 2004 and 2005 exclude assets held for sale of $97,546, $96,845 and $388, respectively.
      Amounts reported for the years ended September 30, 2003 and 2004 have been reclassified to conform to the current year presentation.

10.	STOCKHOLDERS’ EQUITY:

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
      In December 2003, the Company granted a restricted stock award of 242,295 shares under the 1999 Plan to certain employees. This award vests in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which will be recognized as compensation expense over the related two year vesting period. During the years ended September 30, 2004 and 2005, the Company amortized $0.8 million and $0.5 million, respectively, to expense in connection with this award.
      In January 2005, the Company granted 365,564 restricted stock awards under its 1999 Incentive Compensation Plan to employees. This award vests in equal installments on January 3, 2006 and 2007, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $1.7 million, which will be recognized as compensation expense over the related two year vesting period. During the year ended September 30, 2005, the Company amortized $0.8 million to expense in connection with this award.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes activity under the Company’s stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price

Outstanding, September 30, 2002	6,534,680	$9.39

Options Granted	21,000	6.90
Exercised	(392,273)	5.32
Forfeited and Cancelled	(800,566)	12.20

Outstanding, September 30, 2003	5,362,841	$9.28

Options Granted	303,226	1.20
Exercised	(855,599)	5.17
Forfeited and Cancelled	(643,677)	10.02

Outstanding, September 30, 2004	4,166,791	$9.42

Options Granted	911,226	2.55
Exercised	(133,245)	3.04
Forfeited and Cancelled	(1,618,687)	7.87

Outstanding, September 30, 2005	3,326,085	$8.55

Exercisable, September 30, 2003	3,747,774	$10.93

Exercisable, September 30, 2004	3,469,828	$10.68

Exercisable, September 30, 2005	2,523,224	$10.61

      The table below summarizes options outstanding and exercisable at September 30, 2005:

		Weighted-Average
Range of	Outstanding as of	Remaining	Weighted-Average	Exercisable as of	Weighted-Average
Exercise Prices	September 30, 2005	Contractual Life	Exercise Price	September 30, 2005	Exercise Price

$ 2.8000-$ 4.6240	1,078,790	5.9	$2.10	276,079	$2.15
$ 4.6250-$ 6.9000	735,497	5.3	$5.67	735,347	$5.67
$ 6.9100-$10.3000	23,000	4.5	$8.74	23,000	$8.74
$10.3100-$15.4000	1,180,603	2.7	$13.61	1,180,603	$13.61
$15.4100-$22.1250	308,195	2.8	$18.58	308,195	$18.58

	3,326,085	4.3	$8.55	2,523,224	$10.61

      Options granted during the years ended September 30, 2003, 2004 and 2005 had weighted average fair values per option of $3.63, $4.68 and $2.64, respectively.
      Unexercised options expire at various dates from January 27, 2008 through October 1, 2014.

Employee Stock Purchase Plan
      In February 2000, the Company’s stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 2.0 million shares.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The purpose of the ESPP is to provide an incentive for employees of the Company to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The provisions of the ESPP are construed in a manner to be consistent with the requirements of that section of the Code. During the years ended September 30, 2003, 2004 and 2005, the Company issued 248,982, 247,081 and 61,935 shares pursuant to the ESPP, respectively. The ESSP was suspended beginning on January 1, 2005 and the number of shares shown for fiscal year 2005 relate to the option period which ended on December 31, 2004. For purposes of SFAS No. 123, “Accounting for Stock-Based Compensation,” estimated compensation cost as it relates to the ESPP was computed for the fair value of the employees’ purchase rights using the Black-Scholes option pricing model with the following assumptions for 2003: expected dividend yield of 0.00%, expected stock price volatility of 51.94%, weighted average risk free interest rate of 3.21% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2003 was approximately $0.89. The following assumptions were used for 2004: expected dividend yield of 0.00%, expected stock price volatility of 68.38%, weighted average risk free interest rate of 3.71% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2004 was approximately $1.30. The following assumptions were used for 2005: expected dividend yield of 0.00%, expected stock price volatility of 73.61%, weighted average risk free interest rate of 3.52% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2005 was approximately $1.36.

11.	RELATED-PARTY TRANSACTIONS:
      The Company has transactions in the normal course of business with certain affiliated companies. The Company had a note receivable from an affiliate, EPV, of $1.8 million as of September 30, 2004 which was determined to be uncollectible at the end of September 30, 2005 in connection with the Company’s overall assessment of the value of its investment. Amounts due from other related parties at September 30, 2004 were $0.1 million. There were no amounts due from other related parties at September 30, 2005. In connection with certain of the acquisitions, subsidiaries of the Company have entered into a number of related party lease arrangements for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the years ended September 30, 2003, 2004 and 2005 were $3.5 million, $2.7 million and $2.7 million, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 7.

12.	EMPLOYEE BENEFIT PLANS:
      In November 1998, the Company established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in Company matching contributions following three years of service.
      The aggregate contributions by the Company to the 401(k) Plan and the Plans were $3.0 million, $2.2 million and $1.7 million for the years ended September 30, 2003, 2004 and 2005, respectively.

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

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.
      The following is a discussion of certain significant legal matters the Company is currently involved in:
      A. In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342; in the United States District Court for the Southern District of Texas, Houston Division: Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented the Company’s financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of the Company’s internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions at the Company, and obtain a $175 million credit facility for the Company.
      On August 5, 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. The defendants argued, among other things, that the amended complaint fails to allege fraud with particularity as required by Rule 9(b) of the Federal Rules of Civil Procedure and fails to satisfy the heightened pleading requirements for securities fraud class actions under the Private Securities Litigation Reform Act of 1995. Specifically, defendants argue that the amended complaint does not allege fraud with particularity as to numerous GAAP violations and opinion statements about internal controls, fails to raise a strong inference that defendants acted knowingly or with severe recklessness, and includes vague and conclusory allegations from confidential witnesses without a proper factual basis. Lead plaintiff filed its opposition to the motion to dismiss on September 28, 2005, and defendants filed their reply in support of the motion to dismiss on November 14, 2005. The Company does not anticipate any additional briefing on defendants’ motion.
      B. Radek v. Allen, et al., No. 2004-48577; in the 113th Judicial District Court, Harris County, Texas: On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and making common law claims against the individual defendants for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On September 16, 2005, defendants filed special exceptions or, alternatively, a motion to stay the derivative action. On November 11, 2005, Plaintiff filed a response to defendants’ special exceptions and motion to stay. Defendants’ special exceptions and motion to stay are currently set for hearing on January 9, 2006.
      C. SEC Investigation — On August 31, 2004, the Fort Worth Regional Office of the SEC sent a request for information concerning IES’s inability to file its 10-Q in a timely fashion, the internal investigation conducted by counsel to the Audit Committee of the company’s Board of Directors, and the material weaknesses identified by IES’s auditors in August 2004. In December 2004, the Commission issued a formal order authorizing the staff to conduct a private investigation into these and related matters. The investigation is still ongoing, and the Company is cooperating with the SEC. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      D. Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152: On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to-sue letter per her request. IES will vigorously contest any claim of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on consolidated financial condition and cash flows. The Company intends to vigorously contest these actions. An adverse outcome in these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
      We are involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of any of these proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us, in our opinion, these proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations. The Company intends to vigorously contest these actions. An adverse outcome in these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
      Some of the Company’s customers and vendors require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer or vendor has had reasonable cause to effect payment under a letter of credit. At September 30, 2005, $1.3 million of the Company’s outstanding letters of credit were to collateralize its customers and vendors.
      Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2005, $32.3 million of the Company’s outstanding letters of credit were to collateralize its insurance program.
      Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of September 30, 2005, the Company’s cost to complete projects covered by surety bonds was approximately $92.4 million and utilized a combination of cash and letters of credit totaling $29.3 million to collateralize the Company’s bonding program.
      The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2005, the Company had invested $3.9 million under its commitment to EnerTech.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      On September 30, 2005, we and Bank of America entered into a letter agreement whereby we would make ratable monthly payments to increase the amount of cash collateral held by the lender as security for our obligations under the credit facility to $17.6 million by January 31, 2006. The balance in the account as of September 30, 2005 was $9.6 million and is recorded as restricted cash on the balance sheet.
      The asset divestiture program involves the sale of substantially all of the assets and liabilities of certain wholly owned subsidiary business units. As part of the sale, the purchaser assumes all liabilities except those specifically retained by the Company. The transaction does not include sale of the legal entity or Company subsidiary and as such the Company retains certain legal liabilities. In addition to specifically retained liabilities contingent liabilities exist in the event the purchaser is unable or unwilling to perform under its assumed liabilities. Those contingent liabilities may include items such as:

•	Joint responsibility for any liability to the surety bonding company if the purchaser fails to perform the work

•	Liability for contracts for work not finished if the contract has not been assigned and a release obtained from the customer

•	Liability on ongoing contractual arrangements such as real property and equipment leases where no assignment and release has been obtained

14.	QUARTERLY RESULTS OF OPERATIONS (Unaudited):
      Quarterly financial information for the years ended September 30, 2004 and 2005 are summarized as follows (in thousands, except per share data):

	Fiscal Year Ended September 30, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$300,561	$281,210	$306,065	$294,503
Gross profit	$42,993	$34,431	$36,126	$31,599
Net income (loss) from continuing operations	$4,552	$(21)	$(756)	$(123,015)
Net income (loss) from discontinued operations	$1,737	$2,493	$1,497	$(11,351)
Net income (loss)	$6,289	$2,472	$741	$(134,366)
Earnings (loss) per share from continuing operations:
Basic	$0.12	$—	$(0.02)	$(3.17)
Diluted	$0.12	$—	$(0.02)	$(3.17)
Earnings (loss) per share from discontinued operations:
Basic	$0.05	$0.06	$0.04	$(0.29)
Diluted	$0.05	$0.06	$0.04	$(0.29)
Earnings (loss) per share:
Basic	$0.16	$0.06	$0.02	$(3.46)
Diluted	$0.16	$0.06	$0.02	$(3.46)

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Fiscal Year Ended September 30, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$274,795	$278,754	$279,409	$269,856
Gross profit	$34,598	$30,786	$36,120	$25,410
Net income (loss) from continuing operations	$(9,806)	$(10,930)	$(9,797)	$(84,010)
Net income (loss) from discontinued operations	$(7,802)	$(2,296)	$(4,118)	$(873)
Net income (loss)	$(17,608)	$(13,226)	$(13,915)	$(84,883)
Earnings (loss) per share from continuing operations:
Basic	$(0.29)	$(0.28)	$(0.25)	$(2.14)
Diluted	$(0.29)	$(0.28)	$(0.25)	$(2.14)
Earnings (loss) per share from discontinued operations:
Basic	$(0.20)	$(0.06)	$(0.11)	$(0.02)
Diluted	$(0.20)	$(0.06)	$(0.11)	$(0.02)
Earnings (loss) per share:
Basic	$(0.46)	$(0.34)	$(0.36)	$(2.16)
Diluted	$(0.46)	$(0.34)	$(0.36)	$(2.16)
      The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.
      Included in net loss for the fourth quarter of 2004 and 2005 is a $88.6 and $56.7 million in non-cash, respectively, goodwill impairment charges. Also, included in net loss for the fourth quarter of 2005 is $5.9 million related to a non-cash impairment of long-lived assets.

15.	SUBSEQUENT EVENTS:

Divestiture
      In December 2005, the Company sold its interest in one subsidiary for approximately $7.0 million subject to certain terms and post closing adjustments and was comprised of $5.8 million in cash and $1.2 million in retained assets. Approximately $3.0 million of the cash proceeds were added to the restricted cash account at Bank of America under the terms of the credit facility. The Company’s previously announced divestiture program is now complete.

Litigation Settlement
      On November 14, 2005, the Company announced that it agreed to a settlement amount in two pending lawsuits.
      The first is the agreement to settle litigation related to the jury verdict announced on April 24, 2005, in favor of the Company, that was related to a contract dispute at a subsidiary. The settlement amount of $7.25 million was paid to the Company, subject to agreement on the final settlement documents, in November 2005.
      Additionally, the Company settled an outstanding prevailing wage case that was pending against a closed subsidiary. That settlement amount was $2.325 million which was paid on December 6, 2005. The payment was made $825,000 by the Company and $1.5 million by a third party as partial settlement of a claim against them.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Disclosure controls and procedures.
      Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
      An evaluation was performed under the supervision and with the participation of the Company’s management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation and the material weakness identified below, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2005.

(b)	Internal Controls.

Management’s Report on Internal Control over Financial Reporting
      Management of the Company, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.
      We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. Based on this evaluation and the identification of the material weakness discussed below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005.
      As we finalized the preparation of the 2005 financial statements, we determined that a material weakness in our internal control over financial reporting exists related to the Company’s year-end financial statement close process with respect to controls over certain non-routine financial reporting procedures, including the controls over goodwill and long-lived asset impairments, the classification of debt and the removal of non-cash items from the statement of cash flows. These ineffective controls resulted in material revisions to the fiscal 2005 draft financial statements in the property and equipment and debt accounts and the statement of cash flows. Such revisions were recorded in the financial statements prior to their publication in this Annual Report. This material weakness resulted, at least in part, from high turnover in an already limited corporate finance and accounting staff and the significant demands placed on that accounting staff.
      A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report also appears in this Report.
          Remediation of Material Weakness
      While the accounting staff was increased significantly, many of the new staff members were not added until late in the year, with several being added subsequent to September 30, 2005 and having not been through even a month-end close prior to the year end close. Much of the learning required to complete the close was done while working on the year-end close. This led to time pressures in delivering support to our auditors and resulted in many post closing entries. We have also had several vacancies in Regional Controller positions during Fiscal 2005. One of the vacancies was filled subsequent to September 30, 2005, and one continues to remain vacant.
      To remediate this material weakness, we expect to execute the following plan:

•	Provide additional training and education for the recent additions in the finance department.
•	Fill the vacant Regional Controller position.
•	Provide more detailed structure and evaluation of the Regional Controller function.
•	Continue the review and monitoring of the accounting department structure and organization, both in terms of size and expertise.
•	Continue review, testing and monitoring of the internal controls with respect to the operation of the Company’s financial reporting and close processes.
      The Company believes the plan identified above will serve to remediate the identified material weakness.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of
Integrated Electrical Services, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Integrated Electrical Services, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of the material weakness identified in management’s assessment relating to the year-end financial statement close process, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Electrical Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness at September 30, 2005 relating to the Company’s year-end financial statement close process with respect to controls over certain non-routine financial reporting procedures, including the controls over goodwill and long-lived asset impairments, the classification of debt, and the removal of non-cash items from the statement of cash flows. These ineffective controls resulted in material revisions to the fiscal 2005 draft financial statements in the property and equipment and debt accounts, as well as the statement of cash flows. Such revisions were recorded by the Company in its financial statements prior to their publication in this Annual Report. This material weakness resulted, at least in part, from high turnover in an already limited corporate finance and accounting staff and the significant demands placed on that accounting staff. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated December 19, 2005 on those financial statements.
      In our opinion, management’s assessment that Integrated Electrical Services, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Integrated Electrical Services, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO control criteria.

ERNST & YOUNG LLP
Houston, Texas
December 19, 2005

Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
EXECUTIVE OFFICERS AND DIRECTORS
      The executive officers and directors of IES and their ages as of December 1, 2005 are as follows:

Name	Age	Position

C. Byron Snyder	57	President, Chief Executive Officer and Director
Richard C. Humphrey	61	Chief Operating Officer
Robert Stalvey	55	Senior Vice President
Curt L. Warnock	51	Senior Vice President, General Counsel and Corporate Secretary
David A. Miller	35	Senior Vice President and Chief Financial Officer
Gregory H. Upham	35	Vice President and Chief Accounting Officer
Bob Callahan	48	Senior Vice President of Human Resources
Donald L. Luke	68	Director
George O. McDaniel	52	Director
Charles H. Beynon	57	Director
Donald Paul Hodel	70	Director
Ronald P. Badie	62	Director
Certain information with respect to each executive officer is as follows:
      C. Byron Snyder, 57, has been President and Chief Executive Officer since July 1, 2005 and a Director and Chairman of the Board of Directors since our inception. Mr. Snyder was a founding member and Senior Managing Director of Main Street Equity Ventures II, LP, a Houston-based private equity investment firm. Mr. Snyder was the President and owner of Sterling City Capital, L.L.C., a private investment company. Mr. Snyder was owner and President of Relco Refrigeration Co., a distributor of refrigerator equipment, from 1992 to 1998. Prior to 1992, Mr. Snyder was the owner and Chief Executive Officer of Southwestern Graphics International, Inc., a diversified holding company which owned Brandt & Lawson Printing Co., a Houston-based general printing business, and Acco Waste Paper Company, an independent recycling business. Brandt & Lawson Printing Co. was sold to Hart Graphics in 1989, and Acco Waste Paper Company was sold to Browning-Ferris Industries in 1990.
      Richard C. Humphrey, 61, has been Chief Operating Officer since March 31, 2005. From December 31, 2001 until March 2005 he was a Regional Operating Officer of IES and from 1970 until December 2001 he was the President of ARC Electric, Inc., an electrical contracting company he established in 1970 in Norfolk, Virginia and which became a Company subsidiary in 1998.
      Robert Stalvey, 55, has been Senior Vice President since September 2004. From October 2000 to September 2004 Mr. Stalvey was Senior Vice President, Operations Services and from July 1999, Vice President, Special Projects.
      Curt L. Warnock, 51, has been Senior Vice President, General Counsel and Corporate Secretary since January, 2005. Before that he served as Vice President, Law beginning in October 2002. From July 2001 to October 2002, Mr. Warnock served as Assistant General Counsel of the Company. Prior to July 2001,

Mr. Warnock spent sixteen years with Burlington Resources Inc., an independent NYSE oil and gas company, serving in various positions. Prior to that, Mr. Warnock served as Senior Attorney to Pogo Producing Company, a NYSE oil and gas company; before that, he was in private practice. Mr. Warnock is licensed in Texas and federal courts and before the Fifth Circuit Court of Appeals and before the United States Supreme Court.
      David A. Miller, 35, has been Senior Vice President and Chief Financial Officer of the Company since January 2005. Between January 1998 and January 2005, Mr. Miller held the positions of Financial Reporting Manager, Assistant Controller, Controller, Chief Accounting Officer and Vice President with the Company. Prior to January 1998, Mr. Miller held various positions in public accounting at Arthur Andersen LLP and private industry. Mr. Miller is a Certified Public Accountant.
      Gregory H. Upham, 35, has been Vice President and Chief Accounting Officer since June 2005. Prior to joining IES, Mr. Upham held various financial positions within multiple industries. Since 2004, he served as a consultant for Game Ventures, Inc., a start up in the video game development industry. From 2000 to 2003, he held the positions of Chief Financial Officer, Treasurer, and Corporate Controller for Hostcentric, Inc., a privately held Internet infrastructure service provider. Prior to that, Mr. Upham held positions with Coach USA and Arthur Andersen LLP. Mr. Upham is a Certified Public Accountant.
      Bob Callahan, 48, has been Senior Vice President of Human Resources since June 2005. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001, after 11 years with the H.E. Butt Grocery Company where he served as Director of Human Resources. Mr. Callahan has also served as a faculty member at the University of Texas at San Antonio where he taught Employment Law, Human Resources Management and Business Communications.
Certain information with respect to each director is as follows:
      Donald L. Luke, 68, was Chairman and Chief Executive Officer of American Fire Protection Group, Inc., a private company involved in the design, fabrication, installation and service of products in the fire sprinkler industry from 2001 until April 2005. From 1997 to 2000, Mr. Luke was President and Chief Operating Officer of Encompass Services and its predecessor company GroupMac. Mr. Luke held a number of key positions in product development, marketing and executive management in multiple foreign and domestic publicly traded companies. Mr. Luke also serves on the board of directors of American Fire Protection Group, Inc. and is a director of CL Support Services LLC, which manages the affiliated Olshan Foundation Repair companies.
      George O. McDaniel, 52, has been President of Electrical Controller Products (specialty distributor of circuit breakers and motor control parts and components) since 1988. Mr. McDaniel also has served since 1992 as Chairman of ECP Tech Services, an independent testing and repair firm that provides electrical power solutions to low, medium, and high voltage customers in a wide range of industries.
      Charles H. Beynon, 57, has been an independent consultant providing financial and advisory consulting services to a diverse group of clients since 2002. From 1973 until his retirement from the firm in 2002, Mr. Beynon was employed by Arthur Andersen including 19 years as a partner. Mr. Beynon also is a director of Comercial America Insurance Company and Barton Springs Grill.
      Donald P. Hodel 70, is a Managing Director of Summit Group International, Ltd. (and related companies), an energy and natural resources consulting firm he founded in 1989. Mr. Hodel served as United States Secretary of the Interior from 1985 to 1989 and Secretary of Energy from 1982 to 1985. Mr. Hodel has served as director of both publicly traded and privately held companies and is the recipient of the Presidential Citizens Medal and honorary degrees from three universities. Mr. Hodel also serves on the board of directors of the North American Electric Reliability Council.
      Ronald P. Badie, 62, is the retired Vice Chairman of Deutsche Bank Alex Brown (now Deutsche Bank Securities), Deutsche Bank’s investment banking subsidiary. From 1966 until his retirement in March 2002, Mr. Badie held a variety of management positions with Deutsche Bank and its predecessor, Bankers Trust

Company. Mr. Badie also serves on the board of directors of Merisel, Inc., a computer graphics company; Amphenol Corporation., an electronics components manufacturer; and Nautilus, Inc., a leading marketer, developer and manufacturer of branded health and fitness products.
      After reviewing all relevant facts and circumstances, the Board has affirmatively determined that Messrs. Hodel, Luke, Badie, McDaniel and Beynon are independent since they have no relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), other than as directors of the Company. The review was undertaken on an individual director-by-director basis and did not involve a pre-set formula or minimum standard of materiality.
AUDIT COMMITTEE
      The Board has established the Audit Committee to assist in the performance of its functions of overseeing the management and affairs of the Company. The Audit Committee is composed entirely of independent directors under current NYSE standards, has a written charter, and has the authority to retain and compensate counsel and experts. Copies of the charter may be found on the Company’s website, www.ies-co.com, under the Corporate Governance section. The charter is also available in print to any stockholder who requests it by contacting Curt L. Warnock, Senior Vice President, Law, General Counsel and Corporate Secretary, Integrated Electrical Services, Inc., 1800 West Loop South, Suite 500, Houston, TX 77027.
      The Audit Committee, which met 16 times during fiscal year 2005, is comprised of Messrs. Badie (Chairman), Luke and Hodel. Mr. Luke was appointed to the Committee on October 18, 2005. Mr. Hodel served on the Committee from June 6, 2005 until October 18, 2005 and was reappointed on November 18, 2005.
Designation of the Audit Committee Financial Expert
      The Board has designated Mr. Badie as the “audit committee financial expert” as that term is defined by the rules and regulations of the SEC. In order to qualify as the audit committee financial expert, one must have the following attributes:

•	an understanding of financial statements and generally accepted accounting principles (“GAAP”);

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;

•	experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal controls and procedures for financial reporting; and

•	an understanding of audit committee functions.
      Mr. Badie acquired the first four attributes as a result of his responsibility at Deutsche Bank and its predecessor, Bankers Trust Company. In addition, he has served as a member of the Company’s Audit Committee since his election to the board in 2003.

CODE OF ETHICS
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons holding more than ten percent of a registered class of the Company’s equity securities to file with the SEC and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and ten-percent stockholders are also required to furnish the Company with copies of all such filed reports.
      Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2005, the Company believes that all Section 16(a) reporting requirements related to the Company’s directors and executive officers were timely fulfilled during 2005, except for a late report filed on Form 3 by Mr. Callahan who became subject to the reporting requirement during the year.
Item 11. Executive Compensation
REPORT OF THE HUMAN RESOURCES AND COMPENSATION COMMITTEE
      This report of the Human Resources and Compensation Committee documents the components of the Company’s executive officer compensation program and describes the basis on which the compensation program determinations were made by the Human Resources and Compensation Committee with respect to the executive officers of the Company. The Human Resources and Compensation Committee meets regularly and is comprised of Messrs. Hodel (Chairman), Beynon, and Luke. The duty of the Human Resources and Compensation Committee is to establish the compensation of the Chief Executive Officer, review compensation levels of senior members of management, and administer the Company’s various incentive plans including its annual bonus plan and its stock option plan.
EXECUTIVE COMPENSATION PROGRAM PHILOSOPHY
      The Company’s compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide levels of compensation sufficient to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between the Company’s executives and stockholders such that a portion of each executive’s compensation is directly linked to maximizing stockholder value.
      In support of this philosophy, the executive compensation program is designed to reward performance that is directly relevant to the Company’s short-term and long-term success. As such, the Company provides both short-term and long-term incentives. The Human Resources and Compensation Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives. The Company’s compensation philosophy is to (i) compensate its executive officers at a base level that is near the average salaries paid by companies of similar size and nature; (ii) provide the opportunity for its executive officers to earn additional compensation in the form of annual bonuses if individual and business performance goals are met; and (iii) design long-term incentive plans to focus executive efforts on the long-term goals of the Company and to maximize total return to the Company’s stockholders.

BASE SALARY
      The Human Resources and Compensation Committee utilizes market compensation data that is reflective of the markets in which the Company competes for employees. Based on such data, the Human Resources and Compensation Committee believes that the salaries paid to the Company’s current executive officers are below the average of executive officers’ compensation in similar companies. The Human Resources and Compensation Committee intends to insure that the Company’s executive officers compensation is consistent with its stated policies. Most of these officers have assumed their positions within the 2005 fiscal year. As part of its responsibilities, the Human Resources and Compensation Committee will periodically review the salaries of the individuals and make adjustments at the appropriate time in light of the Company’s ongoing financial performance. Individual salary changes will be based on a combination of factors such as the performance of the executive, salary level relative to the competitive market, level of responsibility, and the recommendation of the Chief Executive Officer.
ANNUAL BONUS
      The Company’s annual bonus is intended to reward key employees based on Company and individual performance, motivate key employees, and provide competitive cash compensation opportunities. Target award opportunities vary by individual position and are expressed as a percentage of base salary. The individual target award opportunities are set at market median levels, but actual payouts may vary based on performance so that actual awards may fall below the 50th or above the 75th percentile. The amount a particular executive may earn is directly dependent on the individual’s position, responsibility, and ability to impact the Company’s financial success. Although no annual bonuses were earned or paid to the Company’s executive officers during the 2005 fiscal year, in light of the significant effort expended by certain individuals, they received in fiscal year 2005, a payment in recognition of their long hours and contribution in the 2004 fiscal year. In addition, certain individuals received a retention bonus in light of the efforts that they expended during the 2005 fiscal year under difficult circumstances.
LONG-TERM INCENTIVES
      The Company’s long-term incentive plan is designed to focus executive efforts on the long-term goals of the Company and to maximize total return to the Company’s stockholders. The key devices the Human Resources and Compensation Committee has traditionally used are stock options and restricted stock. During 2004, the Human Resources and Compensation Committee retained the services of an independent compensation consultant to assist in its determination of the appropriate amount and nature of long term incentives and salary for the Company’s executives. The consultant reviewed an extensive data base of compensation paid by both general industry and the Company’s peers. As a result of this review, the Human Resources and Compensation Committee authorized modest salary adjustments for the executives as well as grants of non-qualified stock options to be effective commencing the beginning of fiscal year 2005. In the interim, the Company was unable to timely file with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and the Human Resources and Compensation Committee subsequently rescinded the proposed salary increases and option grants. The Company was ultimately able to file the third quarter Form 10-Q as well as its Annual Report on Form 10-K and the committee then authorized a grant of restricted stock and stock options to these individuals.
CEO COMPENSATION
      In May 2004, in addition to the retention of the independent compensation consultant discussed above, the Human Resources and Compensation Committee undertook its annual detailed review of the performance of the Company’s Chief Executive Officer. A twenty-two point evaluation was used that highlighted all material aspects of the position, with Mr. Allen being rated on each item by the Board and the Company’s senior management. In order to insure anonymity, the results of the evaluation were forwarded to the Company’s independent auditors for compilation.
      As a result of the above evaluation, and the review performed by the compensation consultant, the Human Resources and Compensation Committee authorized a modest salary increase and grant of non-qualified stock options for Mr. Allen to be effective October 1, 2004. In light of the subsequent failure by the Company to timely file with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, the Human Resources and Compensation Committee rescinded the salary increase and option grant. The Company was ultimately able to file the third quarter Form 10-Q as well as its Annual Report on Form 10-K as described above and the Committee then approved a salary increase as well as a success fee and a stock option grant to Mr. Allen.
      Mr. Allen resigned his position as Chief Executive Officer and President effective June 30, 2005. Mr. Snyder, Chairman of the Board, was named his successor at an annual salary of $250,000. Effective October 1, 2005, Mr. Snyder also receives 1500 shares of the Company’s Common Stock quarterly, which is similar to the grant made to non-management directors as a portion of their annual retainers. In light of the efforts made by Mr. Snyder in enhancing and maintaining stockholder value in the 2005 fiscal year, he was also paid a retention bonus in December 2005.
      No member of the Human Resources and Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. The following members of the Human Resources and Compensation Committee have delivered the foregoing report.

Donald Paul Hodel (Chairman)
Donald L. Luke
Charlie H. Beynon

SUMMARY COMPENSATION TABLE
      The following table discloses compensation received for the three fiscal years ended September 30, 2005 by the named executive officers.

					Long-Term
					Compensation
	Annual Compensation
					Restricted	Securities
				Other	Stock	Underlying
	Fiscal			Annual	Award	Options	All Other
Name and Principal Position	Year	Salary	Bonus(a)	Compensation(b)	(Number)	(Number)	Compensation(c)

C. Byron Snyder(d)	2005	$83,333	$75,000	—	—	—	$45,029
President and Chief	2004	—	—	—	—	—	—
Executive Officer	2003	—	—	—	—	—	—

Richard Humphrey(e)	2005	$273,750	$75,000	$39,823	—	30,000	$3,315
Chief Operating Officer	2004	233,750	—	—	—	—	2,958
	2003	220,000	—	—	—	—	2,783

Robert Stalvey(f)	2005	$296,875	$60,000	$44,052	—	40,000	$3,924
Senior Vice President,	2004	285,000	—	—	—	—	4,413
Operations	2003	270,000	—	—	—	—	3,549
David A. Miller	2005	$245,833	$125,000	—	10,000	40,000	$3,442
Senior Vice President,	2004	154,166	—	—	—	—	2,115
Chief Financial Officer	2003	145,000	—	—	—	—	1,989

Curtlon L. Warnock	2005	$210,625	$90,000	—	5,000	40,000	$2,850
Senior Vice President &	2004	175,708	—	—	—	—	3,464
General Counsel	2003	172,500	—	—	—	—	3,389

Herbert R. Allen(g)	2005	$447,396	$50,000	—	—	40,000	$267,419
President and Chief	2004	522,500	—	—	—	—	2,919
Executive Officer	2003	475,000	—	—	—	—	2,505

(a)	The bonus for Messrs. Snyder, Humphrey, and Stalvey reflect the receipt of a retention payment paid in December 2005, but relating to work performed in FY 2005. The bonuses for Messrs. Miller and Warnock reflect $75,000 and $60,000 respectively as a retention payment paid in December 2005 for work performed in FY 2005 and $50,000 and $30,000 respectively paid in December 2004 as a bonus for their efforts in FY 2004. Mr. Allen’s bonus reflects a bonus paid in December 2004 for his efforts in FY 2004.

(b)	Other than Messrs. Humphrey and Stalvey, no executive officer received prerequisites or other personal benefits in excess of 10% of such officer’s total annual salary and bonus.

(c)	For all individuals other than Messrs. Snyder and Allen, all other compensation for fiscal years 2003, 2004, and 2005 consists of Company contributions to the IES Corp. Executive Savings Plan and the IES, Inc. 401 (k) Retirement Savings Plan. In addition to the contribution to these Plans in the case of Mr. Snyder, $41,750 was received in his capacity as a non-management member of the Board of Directors prior to July 1, 2005. In addition to the contributions to these Plans in the case of Mr. Allen, in connection with his termination from the Company on June 30, 2005 he entered into a Consulting Agreement with the Company and, pursuant thereto, will receive payments in the aggregate amount of $625,000 to be paid by retainer fee and the balance in monthly increments for 12 months. The amount shown in “all other compensation” reflects amounts paid in fiscal 2005. The Company will also pay the costs of continuing medical and dental health coverage for Mr. Allen and eligible dependents under COBRA for a period of 12 months through June 2006.)

(d)	Mr. Snyder became President and Chief Executive Officer of the Company effective July 1, 2005. Mr. Snyder assumed these duties in addition to serving as Chairman of the Board.

(e)	Amounts included in the column entitled “Other Annual Compensation” include $17,500 for temporary housing expenses relating to Mr. Humphrey’s relocation to Houston, Texas; $18,000 for a car allowance; and $4,323 for Company paid executive LTD insurance premiums. It does not include $50,000 he received as a relocation allowance relating to his relocation to Houston, Texas.

(f)	Amounts included in the column entitled “Other Annual Compensation” include $22,044 for housing in Houston, Texas; $18,000 for a car allowance and $4,008 for Company paid executive LTD insurance.

(g)	Mr. Allen’s employment with the Company ended effective June 30, 2005.

DIRECTOR COMPENSATION
      Directors who are our employees do not receive a retainer or fees for service on the board or any committees. We pay non-employee members of the board for their service as directors. Directors who are not employees currently receive a fee of $1,500 for each board and committee meeting attended in person, and a fee, effective January 1, 2005, of $750 for attendance at a meeting held telephonically. The fee for telephonic meetings prior to January 1, 2005 was $500. Each non-employee director also receives, upon first election to the board and annually thereafter, an immediately exercisable stock option to purchase 3,000 shares of our common stock at the market price on the day of the grant. Effective September 1, 2005, each non-employee director also receives $10,000 cash upon first election to the board. Finally, effective April 1, 2005, each non-employee director receives an annual retainer, paid quarterly, of $12,000 cash and 6,000 shares of our common stock. Prior to April 1, 2005, directors received $12,000 cash and $24,000 in shares of our common stock. The Chairmen of the Human Resources and Compensation and Nominating/ Governance Committees also receive an annual retainer, paid quarterly, $10,000 cash and the Chairman of the Audit Committee, effective April 1, 2005, receives $25,000 cash. Prior to this change, the Committee Chairman of the Audit Committee received $15,000 and all Chairmen retainers were paid one half in cash and one half in shares of our common stock. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees and for other reasonable expenses related to the performance of their duties as directors.
OPTIONS GRANTED IN THE LAST FISCAL YEAR

		Percentage
	Number of	of Total
	Shares	Options
	Underlying	Granted to
	Options	Employees in	Price Per	Expiration	Grant Date
Name	Granted(a)	Fiscal Year	Share	Date	Present Value(b)

Richard C. Humphrey	30,000	3.5%	$4.53	1/3/2015	$79,074
Robert Stalvey	40,000	4.7%	$4.53	1/3/2015	$105,432
David A. Miller	40,000	4.7%	$4.53	1/3/2015	$105,432
Curt L. Warnock	40,000	4.7%	$4.53	1/3/2015	$105,432
Herbert R. Allen	40,000	4.7%	$4.53	1/3/2015	$105,432

(a)	Stock options vest one-third on each anniversary of the grant date until fully vested.

(b)	Present value is determined by using the Black-Scholes Option Pricing Model. The material assumptions and adjustments incorporated into the Black-Scholes model in making such calculations include the following: (1) an interest rate representing the treasury strip rate as of the date of grant, with a term to maturity equal to that of the expected life of stock option grant; (2) volatility representing the annualized standard deviation of the log normal monthly returns; and (3) a 3% annual adjustment for risk of forfeiture during vesting. The ultimate values of the options will depend on the future market prices of the Common Stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will recognize upon exercise of an option will depend on the difference between the market value of the Common Stock on the date the options are exercised and the applicable exercise price.

(c)	Mr. Allen’s stock options terminated ninety (90) days following his termination that was effective June 30, 2005.
SEVERANCE AND EMPLOYMENT AGREEMENTS
      The company has entered into employment agreements with Messrs. Humphrey, Miller, Warnock and Robert Callahan, Senior Vice President, Human Resources. The agreements, which have an initial term of three years, and which, unless terminated sooner, continue on a year-to-year basis thereafter, provide for the annual salary then in effect to be paid to the individuals (which may be increased from time to time) during the term of the agreement. In the event the individual terminates his employment without “Good Reason,” or is terminated for “Cause,” both as defined in the agreement, he is not entitled to receive severance compensation. If the individual terminates for Good Reason or if he is terminated by the Company without Cause, he is entitled to receive the base salary then in effect for whatever period of time is remaining under the

Initial Term or Extended Term, or for one year, whichever amount is greater. The agreement generally restricts him from competing with the Company for a period of two years following the termination of his employment. The restriction is removed in the event he is terminated without Cause by the Company, or he terminates for Good Reason. In the event of a change of control of the Company, the individual may receive the equivalent of three years base salary at the rate then in effect, plus three times annual bonus at the then current percentage applicable to him determined at 100% of payout, and three years’ coverage under the Company’s medical benefit plan on a tax neutral basis.
      The Company has entered into an employment agreement with Mr. Stalvey effective January 27, 2003. Mr. Stalvey’s agreement has a three year term and continues on a year-to-year basis thereafter, unless notice of non-renewal is provided at least 90 days prior to the end of the initial or extended term. The agreement provides for severance benefits of up to one year’s base pay in the event of termination of employment by the Company without Cause, or for Good Reason, as defined in the Agreement. The agreement also contains restrictions on competing with the Company, which may be reduced under certain circumstances. The Company has served notice of non-renewal to Mr. Stalvey.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
      The following table provides information on option exercises in fiscal year 2005 by the named executive officers and the value of their unexercised options at September 30, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised in
			Options Held at		the Money Options Held
	Shares		September 30, 2005		at September 30, 2005 (a)
	Acquired on	Valued
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

C. Byron Snyder	—	—	9,000	-0-	—	—
Richard C. Humphrey	—	—	89,140	30,000	—	—
Robert Stalvey	—	—	104,472	40,000	—	—
David A. Miller	—	—	20,333	40,000	—	—
Curtlon L. Warnock	—	—	16,000	40,000	—	—
Herbert R. Allen(b)	—	—	—	—	—	—

(a)	The Company’s Common Stock price was $2.80 on September 30, 2005 and therefore, no options were in the money on that date.

(b)	Mr. Allen’s unexercised stock options terminated ninety (90) days following his termination that was effective June 30, 2005.

STOCK PERFORMANCE GRAPH
      The following performance graph compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return of (i) the S&P 500 Index, (ii) the Russell 2000, and (iii) a peer group stock index (the “Peer Group”) selected in good faith by the Company made up of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries Inc., Emcor Group Inc., Fluor Corp (Massey Energy Company was distributed as a dividend to Flour Corp stockholders on December 22, 2000 and the value of such dividend is reflected as a reinvestment), Jacobs Engineering Group, Mastec Inc., and Quanta Services Inc. Due to activities such as reorganizations and mergers, additions and deletions are made to the Peer Group from time to time. The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in the Company’s Common Stock, the S&P 500 Index, the Russell 2000, and the Peer Group, on September 30, 2000.

	Cumulative Total Return

	9/00	9/01	9/02	9/03	9/04	9/05

INTEGRATED ELECTRICAL SERVICES, INC	100.00	78.55	54.40	100.36	69.96	40.73
S & P 500	100.00	73.38	58.35	72.58	82.65	92.78
RUSSELL 2000	100.00	78.79	71.46	97.55	115.86	136.66
PEER GROUP	100.00	48.27	32.02	54.34	55.92	83.88

Item 12.	Security Ownership of Certain Beneficial Owners and Management
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information
      The following table provides information as of September 30, 2005 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see note 11 to our financial statements in Item 8.

(c) Number of
	(a) Number of			Securities Remaining
	Securities to be		(b) Weighted-	Available for Future
	Issued Upon		Average Exercise	Issuance Under Equity
	Exercise of		Price of	Compensation Plans
	Outstanding		Outstanding	(Excluding Securities
	Options, Warrants		Options, Warrants	Reflected in
Plan Category	and Rights		and Rights	Column (a))

Equity compensation plans approved by security holders	1,610,798	(1)	$14.10	3,839,238	(2)
Equity compensation plans not approved by security holders	1,715,287	(3)	$4.98	1,578,811	(4)

Total	3,326,085		$9.66	5,418,049

(1)	Represents 1,496,798 shares and 114,000 shares issuable upon exercise of outstanding options granted under the 1997 Stock Plan and the Directors’ Stock Plan, respectively. Each of these plans has been approved by our shareholders.

(2)	Represents 3,716,378 shares and 122,500 shares remaining available for issuance under the 1997 Stock Plan and the Directors’ Stock Plan, respectively.

(3)	Represents shares issuable upon exercise of outstanding options granted under the 1999 Incentive Compensation Plan. This plan provides for the granting or awarding of stock options, stock appreciation rights, restricted stock and other stock based awards to employees (including officers) and consultants of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. The options generally become exercisable over a three year period after grant and expire seven years after the date of grant or expire earlier in the event of termination of employment.

(4)	Represents shares remaining available for issuance under the 1999 Incentive Compensation Plan.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The following table sets forth information with respect to the beneficial ownership of our common stock as of December 1, 2005 by:

•	each person who is known by us to own beneficially 5% or more of our outstanding common stock;

•	our named executive officers;

•	our directors;

•	all of our executive officers and directors as a group.
      Except as otherwise indicated, the person or entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent this power may be shared with a spouse. Unless otherwise indicated, the address of each stockholder listed below is 1800 West Loop South, Suite 500, Houston, Texas 77027.

	Shares Beneficially Owned

Name of Beneficial Owner	Number	Percent(1)

Ronald P. Badie(2)	41,008	*
Donald Paul Hodel(3)	56,532	*
C. Byron Snyder(4)	2,626,401	6.68%
Robert Stalvey(5)	147,948	*
Richard C. Humphrey(6)	172,634	*
David A. Miller(7)	46,489	*
Curt L. Warnock(8)	35,705	*
Donald L. Luke(9)	7,830	*
Charles H. Beynon(10)	3,701	*
George O. McDaniel(11)	3,701	*
Directors and officers as a group (12 persons)(12)	3,148,969	8.50%
Barclays Global Investors, NA, and affiliates(13)	3,537,475	9.65%
Dimensional Fund Advisors Inc.(14)	3,172,456	8.65%
Jeffrey L. Gendell(15)	3,696,200	10.08%
State Street Research & Management Co.(16)	2,758,810	7.52%
Ardsley Advisory Partners(17)	2,000,000	5.45%
FMR Corp(18)	4,740,500	12.93%
Artisan Partners Limited Partnership(19)	2,183,900	5.95%
Amulet Limited(20)	7,692,307	17.34%
Marathon Global Convertible Master Fund Ltd.(21)	3,846,153	9.49%
Marathon Special Opportunity Master Fund, Ltd.(22)	3,846,153	9.49%
Southpoint Capital Advisors LP(23)	3,196,700	8.72%

*	Less than one percent.

(1)	For the purposes of calculating percent of class, shares of restricted voting common stock are treated as options to acquire an equal number of shares of common stock that are exercisable within 60 days.

(2)	Includes 12,000 shares of common stock underlying options that are exercisable within 60 days.

(3)	Includes 33,000 shares of common stock underlying options that are exercisable within 60 days.

(4)	The shares attributed to Mr. Snyder are as follows: (i) 2,585,829 shares are held in the 1996 Snyder Family Partnership, (ii) 699 shares are held in the 1998 Snyder Family Partnership Management Trust, (iii) 9,599 shares are held by the Worth Byron Snyder Trust, and (iv) 9,582 shares are held by the Gregg Layton Snyder Trust. These shares attributed to Mr. Snyder comprise all of our outstanding restricted voting common stock. Such shares may be converted into common stock in specific circumstances. Mr. Snyder disclaims beneficial ownership as to 1,118,193 of these shares which are attributable to the interests in the 1996 Partnership held by Mr. Snyder’s children. Includes 11,692 shares owned directly and 9,000 shares of common stock underlying options that are exercisable within 60 days.

(5)	Includes 117,806 shares of common stock underlying options that are exercisable within 60 days.

(6)	Includes 99,140 shares of common stock underlying options that are exercisable within 60 days.

(7)	Includes 33,667 shares of common stock underlying options that are exercisable within 60 days and 739 shares of common stock held in our 401(k) Plan.

(8)	Includes 29,334 shares of common stock underlying options that are exercisable within 60 days and 742 shares of common stock held in our 401(k) Plan.

(9)	Includes 6,000 shares of common stock underlying options that are exercisable within 60 days.

(10)	Includes 3,000 shares of common stock underlying options that are exercisable within 60 days.

(11)	Includes 3,000 shares of common stock underlying options that are exercisable within 60 days.

(12)	Includes 2,605,709 shares of restricted voting common stock described in Note (5) above, 349,947 shares of common stock underlying options that are exercisable within 60 days, and 1,481 shares of common stock held in our 401(k) Plan.

(13)	According to an amended Schedule 13G filed with the SEC on February 4, 2005, the following entities, which are affiliates of one another, are the beneficial owners of 3,537,475 shares of Common Stock and have sole voting power with respect to 3,300,301 shares and sole dispositive power with respect to all of the shares. The following affiliates own common stock in the amounts and manner indicated: Barclays Global Investors, NA, beneficial owner of 3,165,703 shares of common stock, with sole voting power with respect to 2,928,529 shares and sole dispositive power with respect to 3,165,703 shares; Barclays Global Fund Advisors, beneficial owner of 371,772 shares of common stock, with sole voting and sole dispositive power with respect to all of the shares. The Schedule 13G states that the shares reported are held by the company in trust accounts for the economic benefit of the beneficiaries of those accounts. Barclay Global Investors’ address is 45 Fremont Street, San Francisco, CA 94105.

(14)	Dimensional Fund Advisors Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940. Dimensional has sole voting and sole dispositive power with respect to all of the shares, but disclaims beneficial ownership. Dimensional’s mailing address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. This information is based solely on the Schedule 13G/A filed by Dimensional on February 9, 2005.

(15)	Mr. Gendell has shared voting and dispositive power in (i) Tontine Partners, L.P., 1,305,600 shares, (ii) Tontine Capital Partners, L.P., 795,600 shares, (iii) Tontine Management, L.L.C., 1,305,600 shares, (iv) Tontine Capital Management, L.L.C., 795,600 shares, and (v) Tontine Overseas Associates, L.L.C., 1,459,700 shares. Mr. Gendell holds 135,300 shares with sole voting and sole dispositive power. Mr. Gendell’s address is 55 Railroad Avenue, 3rd Floor, Greenwich, CT 06830. This information is based solely on the Schedule 13G/A filed by Jeffrey L. Gendell on February 8, 2005.

(16)	State Street Research and Management Company is an investment adviser registered under the Investment Advisers Act of 1940. State Street has sole voting and sole dispositive power with respect to all of the shares, but disclaims beneficial ownership. All of the shares are owned by clients of State Street, whose address is One Financial Center, 31st Floor, Boston, MA 02111-2690. This information is based solely on the Schedule 13G/A filed by State Street on January 27, 2005.

(17)	Ardsley Advisory Partners, a Connecticut general partnership, whose address is 262 Harbor Drive, Stamford, Connecticut 06902, serves as Investment Manager of Ardsley Offshore Fund, Ltd., a British Virgin Islands Corporation) with respect to the 965,000 shares owned directly by Ardsley, and the Investment Advisor of Ardsley Partners Fund II, L.P., a Delaware limited partnership with respect to the 660,000 shares owned directly by AP II and Ardsley Partners Institutional Fund, L.P., a Delaware limited partnership with respect to the 325,000 shares owned directly by Ardsley Institutional and certain other managed accounts. The address of AP II and Ardsley Institutional is also 262 Harbor Drive, Stamford, Connecticut 06902. The address of Ardsley Offshore is Romasco Place, Wickhams Cay 1, Roadtown Tortola, British Virgin Islands. Ardsley Advisory, Ardsley Offshore, AP II and Ardsley Institutional have shared voting and dispositive power over the shares noted.

Philip J. Hempleman, whose address is 262 Harbor Drive, Stamford, Connecticut 06902, is the Managing Partner of Ardsley Advisory and Ardsley Partners and in that capacity directs their operations and therefore may be deemed to be the indirect “beneficial owner” of the shares owned by Ardsley Offshore, AP II, Ardsley Institutional and certain managed accounts. Ardsley Advisory, the Investment Manager of Ardsley Offshore and the Investment Advisor of certain managed accounts, has the power to vote and direct the disposition of the proceeds from the sale of the shares owned by Ardsley Offshore    

and the managed accounts, and accordingly may be deemed the direct “beneficial owner” of such shares.

Ardsley Advisory, the Investment Advisor of AP II and Ardsley Institutional shares the power to vote and direct the disposition of the proceeds from the sale of the shares owned by AP II and Ardsley Institutional, and accordingly may be deemed the direct “beneficial owner” of such shares.

Ardsley Partners, the General Partner of AP II and Ardsley Institutional shares the power to vote and direct the disposition of the shares of common stock owned by AP II and Ardsley Institutional, and accordingly may be deemed the direct “beneficial owner” of such shares. This information is based solely on the Schedule 13G filed on February 11, 2005.

(18)	Fidelity Management & Research Company, whose address is 82 Devonshire Street, Boston, Massachusetts 02109, a wholly owned subsidiary of FMR Corp. and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 4,514,100 shares as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company affiliated with FMR Corp., Fidelity Leveraged Co Stock Fund, whose address is 82 Devonshire Street, Boston, Massachusetts 02109, amounted to 3,147,000 shares. Edward C. Johnson 3rd, FMR Corp., through its control of Fidelity and the funds each has sole power to dispose of the 4,514,100 shares owned by the funds. Neither FMR Corp. nor Mr. Johnson, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Board of Trustees.

Fidelity Management Trust Company, whose address is 82 Devonshire Street, Boston, Massachusetts 02109, a wholly owned subsidiary of FMR Corp and a bank as defined in Section 3(a)(6) of the Securities Exchange At of 1934, is the beneficial owner of 586,200 shares as a result of its serving as investment manager of the institutional account(s). Mr. Johnson and FMR Corp., through its control of Fidelity Management Trust Company each has sole dispositive power over 226,400 shares and sole power to vote or to direct the voting of 226,4000 shares owned by the institutional account(s) as reported above.

Members of Mr. Johnson’s family and trusts for their benefit are the predominant owners of shares of class B common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson owns 12% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. The Johnson family group and all other Class B stockholders have entered into a stockholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the stockholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

This information is based solely on Amendment No. 1 to Schedule 13G filed by FMR Corp. on April 11, 2005.

(19)	Artisan Partners Limited Partnership, a Delaware limited partnership, whose address is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202 is an investment advisor registered under section 203 of the Investment Advisors Act of 1940. Artisan Investment Corporation, the general partner of Artisan Partners is a Wisconsin corporation and Andrew A. Ziegler and Carlene Murphy Ziegler are the principal stockholders of Artisan Corp. Artisan Corp. and Mr. and Mrs. Ziegler’s address is also 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202. The shares described above have been acquired on behalf of discretionary clients of Artisan Partners. Persons other than Artisan Partners are entitled to receive all dividends from, and proceeds from the sale of these shares. None of these persons, to the knowledge of Artisan Partners, Artisan Corp., Mr. Ziegler or Mrs. Ziegler has an economic interest in more than 5% of the shares outstanding.

This information is based solely on the Schedule 13G filed on January 26, 2005.

(20)	Includes 7,692,307 shares of common stock issuable upon conversion of the 6.5% senior convertible notes beneficially owned by Amulet Limited. Amulet Limited’s address is c/o Dundee Leeds Management Services (Cayman) Ltd., 28 N. Church Street — Waterfront Centre, George Town, Grand Cayman Islands, British West Indies. Amaranth Advisors L.L.C., the trading advisor for Amulet Limited, exercises dispositive power with respect to the convertible notes held by Amulet Limited and voting and dispositive power with respect to the shares of common stock issuable upon conversion of the convertible notes. Nicholas M. Maounis is the managing member of Amaranth Advisors L.L.C.

(21)	Includes 3,846,153 shares of common stock issuable upon conversion of the 6.5% senior convertible notes beneficially owned by Marathon Global. Includes Marathon Global Convertible Master Fund Ltd.’s address is 461 5th Avenue, 10th Floor, New York, New York 10017. Marathon Asset Management, LLC, the Investment Adviser for Marathon Global Convertible Master Fund, Ltd., exercises voting power and investment control over the shares issuable upon conversion of the convertible notes held by Marathon Global. Bruce Richards and Louis Hanover are the Managing Members of Marathon Asset Management, LLC.

(22)	Includes 3,846,153 shares of common stock issuable upon conversion of the 6.5% senior convertible notes beneficially owned by Marathon Special Opportunity. Marathon Special Opportunity Master Fund Ltd.’s address is 461 5th Avenue, 10th Floor, New York, New York 10017. Marathon Asset Management, LLC, the Investment Adviser for Marathon Special Opportunity Master Fund, Ltd., exercises voting power and investment control over the shares issuable upon conversion of the convertible notes held by Marathon Special Opportunity. Bruce Richards and Louis Hanover are the Managing Members of Marathon Asset Management, LLC.

(23)	Based solely upon information obtained from a Schedule 13G filed with the SEC on July 1, 2005 on behalf of Southpoint Capital Advisors LLC, a Delaware limited liability company (“Southpoint CA LLC”), Southpoint GP, LLC, a Delaware limited liability company (“Southpoint GP LLC”), Southpoint Capital Advisors LP, a Delaware limited partnership (“Southpoint Advisors”), Southpoint GP, LP (“Southpoint GP”), Robert W. Butts and John S. Clark II, Southpoint Advisors, Southpoint GP, Southpoint CA LLC, Southpoint GP LLC, Robert W. Butts and John S. Clark II have sole voting and dispositive power over 3,196,700 shares. Southpoint CA LLC is the general partner of Southpoint Advisors. Southpoint GP LLC is the general partner of Southpoint GP. Southpoint GP is the general partner of Southpoint Fund LP, a Delaware limited partnership (the “Fund”), Southpoint Qualified Fund LP, a Delaware limited partnership (the “Qualified Fund”), and Southpoint Offshore Operating Fund, LP, a Cayman Islands exempted limited partnership (the “Offshore Operating Fund”). Southpoint Offshore Fund, Ltd., a Cayman Island exempted company (the “Offshore Fund”), is also a general partner of the Offshore Operating Fund.

Item 13.	Certain Relationships and Related Transactions
      The Company believes that the terms of each of the following transactions are reasonable and no less favorable than the terms of similar arrangements with unrelated third parties.
      Ace/Putzel Electric, Inc., which was a wholly-owned subsidiary of the Company for a portion of fiscal year 2005, leased office and warehouse space from Mr. Robert Stalvey and his brother. The aggregate rentals paid by Ace under the lease for fiscal year 2005 were $41,852.
      Mr. C. Byron Snyder is general partner of the 1996 Snyder Family Partnership Ltd., a Delaware limited partnership. The partnership owns a majority interest in Comercial America Insurance Company, a commercial insurance company that sub-leases office space from the Company at the Company’s corporate offices. The lease provides for lease payments in the aggregate amount of $5,000 per month. The lease may be cancelled by either party upon thirty days notice. Mr. Beynon is also a director of Comercial America Insurance Company.
      Mr. Herbert R. Allen’s son and Mr. Robert Stalvey’s brother were both employed by subsidiaries of the Company in fiscal year 2005, and each of them received compensation from the Company in excess of $60,000 during fiscal year 2005.

Item 14.	Principal Accountant Fees and Services
AUDIT FEES
      Ernst & Young LLP billed the Company fees as set forth in the table below for (i) the audit of the Company’s 2004 and 2005 annual financial statements, reviews of quarterly financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, (ii) assurance and other services reasonably related to the audit or review of the Company’s 2004 and 2005 financial statements, (iii) services related to tax compliance, tax advice and tax planning for fiscal years 2004 and 2005, and (iv) all other products and services it provided during fiscal years 2004 and 2005.

	Fiscal Year	Fiscal Year
	2004	2005

Audit	$1,321,200	$2,949,500
Audit Related	$18,000	$83,875
Tax Fees	0	0
All Other Fees	0	0
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this report.
      (b) Exhibits

3.1	Amended and Restated Certificate of Incorporation as amended. (Incorporated by reference to 3.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)
3.2	Bylaws, as amended (Incorporated by reference to 3.2 to the Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

4.2
Indenture, dated January 28, 1999, by and among Integrated Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to $150,000,000 9 3/8% Senior Subordinated Notes due 2009. (Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-50031) of the Company)

4.3
Form of Integrated Electrical Services, Inc. 9 3/8% Senior Subordinated Note due 2009 (Series A) and (Series B). (Included in Exhibit A to Exhibit 4.2 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-50031) of the Company)

4.4
Indenture, dated May 29, 2001, by and among Integrated Electrical Services, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering up to $125,000,000 9 3/8% Senior Subordinated Notes due 2009. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.5
Form of Integrated Electrical Services, Inc. 9 3/8% Senior Subordinated Note due 2009 (Series C) and (Series D). (Included in Exhibit A to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.6
Indenture, dated November 24, 2004, among the Company, the subsidiaries of the Company named therein, each a Guarantor, and The Bank Of New York, a New York Banking Corporation, as Trustee, for the benefit of the holders of the Company’s Series A 6.5% Senior Convertible Notes Due 2014 and Series B 6.5% Senior Convertible Notes Due 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2004)

4.7
Registration Rights Agreement, dated November 24, 2004, by and among the Company, the parties set forth on Schedule I thereto, each a Purchaser, and the subsidiaries of the Company set forth on Schedule II thereto, each a Guarantor, for the benefit of the holders of the Company’s Series A 6.5% Senior Convertible Notes Due 2014 and Series B 6.5% Senior Convertible Notes Due 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 24, 2004)

*10.1
Form of Amended and Restated Employment Agreement between the Company and H. Roddy Allen entered into effect as of January 30, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10.2
Form of Amended and Restated Employment Agreement between the Company and David A. Miller effective as of January 6, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005)

*10.3
Form of Amended and Restated Employment Agreement between the Company and Curt L. Warnock effective as of February 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2005)

*10.4
Form of Amended and Restated Employment Agreement between the Company and Richard C. Humphrey effective September 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2005)

*10.5
Form of Amended and Restated Employment Agreement between the Company and Robert Stalvey effective January 27, 2003. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.)

*10.6	Form of Employment Agreement between the Company and Robert Callahan effective as of June 1, 2005.(1)

*10.7	Form of Consulting Agreement between the Company and H. Roddy Allen effective July 1, 2005. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2005)

10.8
Underwriting, Continuing Indemnity, and Security Agreement, dated January 14, 2005, and Restated Pledge Agreement among the Company, certain of its affiliates and subsidiaries and Federal Insurance Company. (Incorporated by reference to Exhibit 10.1 and 10.2 on the Company’s Current Report on Form 8-K dated January 18, 2005)

10.9
Loan and Security Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, various lenders and Bank of America, as Administrative Agents. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2005)

10.10
Pledge Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, and Bank of America as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2005)

10.11
Representative form of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement dated August 1, 2005 as executed by certain subsidiaries of the Company in favor of Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 4, 2005)

10.12
Amendment to Loan and Security Agreement, dated September 30, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005)

10.13
Second Amendment to Loan and Security Agreement, dated November 11, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 20005)

10.14	Form of Officer and Director Indemnification Agreement. (Incorporated by reference to exhibit 10.2 to the Company’s Annual report on Form 10-K for the year ended September 30, 2002)

10.15	Integrated Electrical Services, Inc. 1997 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.16	Integrated Electrical Services, Inc. 1997 Directors’ Stock Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.17
Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Directors Stock Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.18
Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Stock Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.19	Integrated Electrical Services, Inc. 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.20
Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.21
Form of Restricted Stock Agreement granted pursuant to the 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.22
Purchase Agreement, dated November 22, 2004, among the Company and the Purchasers named therein and Guarantors named therein (including form of Indenture and form of Registration Rights Agreement) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

12	Ratio of Earnings to Fixed Charges(1)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP(1)

24	Powers of Attorney(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer(1)

32.1	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer(1)
32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2005.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ C. Byron Snyder

C. Byron Snyder
Chairman of the Board, Chief Executive Officer
and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 21, 2005.

Signature	Title

/s/ C. Byron Snyder C. Byron Snyder	Chairman of the Board, Chief Executive Officer and President

/s/ Ronald P. Badie* Ronald P. Badie	Director

/s/ Donald Paul Hodel* Donald Paul Hodel	Director

/s/ Donald L. Luke* Donald L. Luke	Director

Charles H. Beynon	Director

George O. McDaniel	Director

/s/ David A. Miller* David A. Miller	Senior Vice President and Chief Financial Officer

/s/ Gregory H. Upham* Gregory H. Upham	Chief Accounting Officer

*By: /s/ C. Byron Snyder C. Byron Snyder as attorney in fact for each of the persons indicated.

INDEX TO EXHIBITS

No.		Description

3.1		Amended and Restated Certificate of Incorporation as amended. (Incorporated by reference to 3.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)
3.2		Bylaws, as amended (Incorporated by reference to 3.2 to the Registration Statement on Form S-4 (File No. 333-65160) of the Company)

4.1		Specimen Common Stock Certificate. (Incorporated by reference to 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)

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

*10	.1
Form of Amended and Restated Employment Agreement between the Company and H. Roddy Allen entered into effective as of January 30, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

*10	.2
Form of Amended and Restated Employment Agreement between the Company and David A. Miller effective as of January 6, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005)

*10	.3
Form of Amended and Restated Employment Agreement between the Company and Curt L. Warnock effective as of February 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2005)

*10	.4
Form of Amended and Restated Employment Agreement between the Company and Richard C. Humphrey effective September 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2005)

*10	.5
Form of Amended and Restated Employment Agreement between the Company and Robert Stalvey effective January 27, 2003. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.)

*10	.6	Form of Employment Agreement between the Company and Robert Callahan effective as of June 1, 2005.(1)

*10	.7	Form of Consulting Agreement between the Company and H. Roddy Allen effective July 1, 2005. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2005)

10.8
Underwriting, Continuing Indemnity, and Security Agreement, dated January 14, 2005, and Restated Pledge Agreement among the Company, certain of its affiliates and subsidiaries and Federal Insurance Company. (Incorporated by reference to Exhibit 10.1 and 10.2 on the Company’s Current Report on Form 8-K dated January 18, 2005)

No.	Description

10.9
Loan and Security Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, various lenders and Bank of America, as Administrative Agents. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2005)

10.10
Pledge Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, and Bank of America as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2005)

10.11
Representative form of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement dated August 1, 2005 as executed by certain subsidiaries of the Company in favor of Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 4, 2005)

10.12
Amendment to Loan and Security Agreement, dated September 30, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005)

10.13
Second Amendment to Loan and Security Agreement, dated November 11, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 20005)

10.14	Form of Officer and Director Indemnification Agreement. (Incorporated by reference to exhibit 10.2 to the Company’s Annual report on Form 10-K for the year ended September 30, 2002)

10.15	Integrated Electrical Services, Inc. 1997 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.16	Integrated Electrical Services, Inc. 1997 Directors’ Stock Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.17
Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Directors Stock Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.18
Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1997 Stock Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.19	Integrated Electrical Services, Inc. 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

10.20
Form of Stock Option Agreement for non-qualified Stock Options granted pursuant to the 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.21
Form of Restricted Stock Agreement granted pursuant to the 1999 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

10.22
Purchase Agreement, dated November 22, 2004, among the Company and the Purchasers named therein and Guarantors named therein (including form of Indenture and form of Registration Rights Agreement) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004)

12	Ratio of Earnings to Fixed Charges(1)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP(1)

24	Powers of Attorney(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer(1)

32.1	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer(1)
32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith