Form 10-Q
period 2005-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2006-02-09
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicated by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares outstanding as of February 6, 2006 of the issuer’s common stock was 36,876,929 and of the issuer’s restricted voting common stock was 2,605,709.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Unless the context otherwise indicates, all references in this report to “IES,” the “Company,” “we,” “us,” or “our” are to Integrated Electrical Services, Inc. and its subsidiaries.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
         This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	the Company’s ability to effect their proposed restructuring or any restructuring on terms acceptable to the Company;

•	the Company’s ability to continue as a going concern;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements which is not waived or rectified;

•	limitations on the availability of sufficient credit to fund working capital;

•	limitations on the availability and the increased costs of surety bonds required for certain projects;

•	inability to reach agreements with the Company’s surety companies to provide sufficient bonding capacity;

•	risk associated with failure to provide surety bonds on jobs where the Company has commenced work or are otherwise contractually obligated to provide surety bonds;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing a material weakness in the Company’s accounting systems that has been identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, seasonality and differing regional economic conditions;

•	general economic and capital markets conditions, including fluctuations in interest rates;

•	inaccurate estimates used in entering into and executing contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians, steel, copper and gasoline;

•	accidents resulting from the numerous physical hazards associated with the Company’s work;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation or shareholder derivative action now pending;

•	litigation risks and uncertainties;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	the loss of productivity, either at the corporate office or operating level;

•	disruptions or inability to effectively manage internal growth or consolidations;

•	inability of subsidiaries to incorporate new accounting, control, and operating procedures;

•	inaccuracies in estimating revenues and percentage of completion on contracts;

•	distraction of management and costs associated with the Company’s restructuring efforts, including their anticipated Chapter 11 filings;

•	recent adverse publicity about the Company, including its anticipated Chapter 11 filing and the receipt by IES of repurchase notices sent by the holders of the senior convertible notes, purportedly pursuant to the term of the senior convertible notes indenture, which IES believes were wrongfully sent, but which IES was required to publicly disclose; and

•	lack of an established trading market for IES common stock.
         You should understand that the foregoing as well as other risk factors discussed in this document, including those listed in Part II. Item 1A. of this report under the heading “Risk Factors,” and in our annual report on Form 10-K for the year ended September 30, 2005, all of which could cause future outcomes to differ materially from those expressed in such forward looking statements. We undertake no obligation to publicly update or revise information concerning the Company’s restructuring efforts, borrowing availability, or its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
         General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30,	December 31,
	2005	2005
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$24,879
Restricted cash	9,596	19,090
Accounts receivable:
Trade, net of allowance of $3,912 and $2,816 respectively	180,305	177,252
Retainage	48,246	41,883
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	23,482
Inventories	22,563	23,300
Prepaid expenses and other current assets	24,814	26,403
Assets held for sale associated with discontinued operations	14,017	262

Total current assets	352,568	336,551
PROPERTY AND EQUIPMENT, net	24,426	23,708
GOODWILL	24,343	24,343
OTHER NON-CURRENT ASSETS	15,035	15,601

Total assets	$416,372	$400,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$26
Accounts payable and accrued expenses	120,812	114,084
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	32,053
Liabilities related to assets held for sale associated with discontinued operations	4,825	51
Senior convertible notes, net	50,691	50,711
Senior subordinated notes, net	173,134	173,115

Total current liabilities	385,255	370,040
LONG-TERM DEBT, net of current maturities	27	139
OTHER NON-CURRENT LIABILITIES	15,231	15,522

Total liabilities	400,513	385,701

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 and 39,033,426 shares issued, respectively	390	390
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,416,377 and 2,338,060 shares, respectively	(13,022)	(12,544)
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	429,776
Retained deficit	(401,348)	(403,146)

Total stockholders’ equity	15,859	14,502

Total liabilities and stockholders’ equity	$416,372	$400,203

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
Revenues	$265,403	$259,054
Cost of services	231,449	222,187

Gross profit	33,954	36,867
Selling, general and administrative expenses	34,417	32,932

Income (loss) from operations	(463)	3,935

Other (income) expense:
Interest expense, net	9,137	5,882
Other (income) expense, net	314	(53)

	9,451	5,829

Loss from continuing operations before income taxes	(9,914)	(1,894)
Provision for income taxes	167	211

Net loss from continuing operations	(10,081)	(2,105)

Discontinued operations (Note 2)
Income (loss) from discontinued operations (including gain on disposal of $86 and $454)	(7,390)	506
Provision for income taxes	137	199

Net income (loss) from discontinued operations	(7,527)	307

Net loss	$(17,608)	$(1,798)

Basic earnings (loss) per share:
Continuing operations	$(0.26)	$(0.05)

Discontinued operations	$(0.20)	$0.01

Total	$(0.46)	$(0.04)

Diluted earnings (loss) per share:
Continuing operations	$(0.26)	$(0.05)

Discontinued operations	$(0.20)	$0.01

Total	$(0.46)	$(0.04)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	38,665,537	39,248,246

Diluted	38,665,537	39,248,246

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

			Restricted Voting				Unearned	Additional		Total
	Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	Equity
BALANCE, September 30, 2005	39,024,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of restricted stock (unaudited)	9,217	—	—	—	—	—	—	23	—	23
Vesting of restricted stock (unaudited)	—	—	—	—	78,317	478	—	(478)	—	—
Adoption of SFAS 123R	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	418	—	418
Net loss (unaudited)	—	—	—	—	—	—	—	—	(1,798)	(1,798)

BALANCE, December 31, 2005 (unaudited)	39,033,426	$390	2,605,709	$26	(2,338,060)	$(12,544)	—	$429,776	$(403,146)	$14,502

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,608)	$(1,798)
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from discontinued operations	7,527	(307)
Bad debt expense	656	361
Deferred financing cost amortization	807	608
Depreciation and amortization	2,479	1,682
Impairment of long-lived assets	70	—
Impairment of goodwill	596	—
Gain on sale of property and equipment	(19)	(41)
Non-cash compensation expense	210	440
Non-cash interest charge for embedded conversion option	2,676	—
Equity in losses of investment	264	—
Deferred income tax expense/(benefit)	183	6
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	6,120	10,308
Inventories	(1,630)	(737)
Costs and estimated earnings in excess of billings on uncompleted contracts	171	1,196
Prepaid expenses and other current assets	(9,916)	(1,589)
Other non-current assets	229	(1,180)
Accounts payable and accrued expenses	(18,576)	(6,701)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,662	(3,708)
Other current liabilities	45	(51)
Other non-current liabilities	(660)	293

Net cash used in continuing operations	(17,714)	(1,218)
Net cash provided by discontinued operations	8,610	2,330

Net cash provided by (used in) operating activities	(9,104)	1,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	56	65
Purchases of property and equipment	(907)	(937)
Changes in restricted cash	—	(9,494)

Net cash used in investing activities of continuing operations	(851)	(10,366)
Net cash provided by investing activities of discontinued operations	11,503	5,805

Net cash provided by (used in) investing activities	10,652	(4,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	10,000	—
Borrowings on Senior Convertible Notes	36,000	—
Repayments of debt	(35,661)	(21)
Proceeds from issuance of stock	40	—
Payments for debt issuance costs	(2,680)	—
Proceeds from exercise of stock options	233	—

Net cash provided by financing activities of continuing operations	7,932	(21)
Net cash provided by (used in) financing activities of discontinued operations	(40)	—

Net cash provided by financing activities	7,892	(21)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,440	(3,470)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349

CASH AND CASH EQUIVALENTS, end of period	$31,672	$24,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$1,119	$2,424
Income taxes	277	452
Assets acquired under capital leases	$—	$111
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)
1. OVERVIEW
          Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.
          The accompanying unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended September 30, 2005, filed on Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Actual operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006.
     Update on Financial Restructuring
          During 2005, the Company announced its intention to strengthen and de-lever its balance sheet to improve its overall capital structure. As part of this initiative, the Company is seeking to reduce its long term debt, which will result in an increase in free cash flow from a reduction in cash interest expense. By strengthening the balance sheet in this manner, the Company expects to improve its credit ratings and enhance its surety bonding capability. To facilitate these efforts, on November 2, 2005, the Company announced that it had retained Gordian Group, LLC as a financial advisor. Gordian Group, LLC is a New York based investment bank with expertise in developing capital markets alternatives and providing financial advisory services.
          As a result of the foregoing, the Company commenced discussions with an ad hoc committee of holders of a substantial portion of its senior subordinated notes due 2009 regarding a consensual restructuring of its debt obligations (the “Restructuring”). On December 14, 2005, the Company announced that it had reached a non-binding agreement in principle with an ad hoc committee of holders of approximately $101 million, or 58%, of its $172.9 million principal amount of senior subordinated notes for a potential restructuring pursuant to which the senior subordinated noteholders would receive in exchange for all of their notes shares representing approximately 82% of the common stock of the reorganized company. Holders of outstanding common stock and management would retain or receive shares representing approximately 15% and 3%, respectively, of the common stock of the reorganized company.
          The agreement in principle contemplates that customers, vendors and trade creditors would not be impaired by the restructuring and would be paid in full in the ordinary course of business, and that the senior convertible notes with a current aggregate principal amount outstanding of approximately $50 million, would be reinstated or the holders otherwise provided the full value of their note claims. It is also contemplated that our senior bank credit facility would be reinstated or refinanced at the time of the restructuring.
          If the Restructuring were to be consummated, the proposed plan currently contemplates the filing of a pre-arranged Chapter 11 plan of reorganization in order to achieve the exchange of all of the senior subordinated notes for common equity. Approval of a proposed plan in a pre-arranged proceeding would likely require, among other things, the affirmative vote of the holders of at least two-thirds in claim amount and one-half in number of the senior subordinated notes that vote on the plan. The Company would seek to enter into a plan support agreement with the holders of a majority of its senior subordinated notes and then formally solicit votes for a proposed joint plan of reorganization to be filed upon or shortly after filing voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.
          There is no assurance that the Company will successfully complete the Restructuring or any other restructuring. At this time neither the agreement in principle nor any other proposed restructuring terms have been agreed to by the requisite holders of the senior subordinated notes, or any other creditor constituency. The agreement in principle is subject to the negotiation of definitive documentation, approval by the requisite noteholders and a court in a Chapter 11 proceeding and customary closing conditions. Because the agreement in principle is not binding and because there is no assurance it will be consummated, the Company continues to evaluate other alternatives for restructuring its capital structure. In addition, the Company may be forced by its creditors to seek the protection of federal bankruptcy law. If the Company consummates any restructuring, it may do so outside of bankruptcy, or in a pre-arranged Chapter 11 proceeding or in another proceeding under federal bankruptcy law. Any restructuring could cause the holders of its outstanding securities, including its common stock, senior subordinated notes and senior convertible notes, to lose some or all of the value of their investment in our securities. Furthermore, such restructuring could result in material changes in the nature of its business and material adverse changes to its financial condition and results of operations. See “Item 1A. Risk Factors”.
     Going Concern
          Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ending September 30, 2005 included in our Form 10-K as a result of our operating losses during fiscal 2005 and our non-compliance with certain debt covenants subsequent to September 30, 2005. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          For a description of these policies, refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.
REVENUE RECOGNITION
          As of December 31, 2004 and 2005, costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for certain significant claims totaling approximately $2.1 million and $5.2 million, respectively. In addition, accounts receivable as of December 31, 2004 and 2005 related to these claims is approximately $2.5 million and $1.3 million, respectively. Included in the claims amount is approximately $— million and $2.8 million as of December 31, 2004 and 2005, respectively, related to a single contract at one of our subsidiaries. This claim relates to a dispute with the customer over defects in the customer’s design specifications. The Company does not believe that we are required to remediate defects in the customer’s design specifications. If it is later determined that we are required to remediate such defects, we could incur additional costs. Some or all of the costs, if any, may not be recoverable.
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
USE OF ESTIMATES AND ASSUMPTIONS
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in the Company’s revenue recognition of construction in progress, fair value assumptions in analyzing goodwill and long-lived asset impairments, allowance for doubtful accounts receivable, realizability of deferred tax assets and self-insured claims liabilities.

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
STOCK-BASED COMPENSATION
          On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the employee stock purchase plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
          The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the three months ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 was $0.4 million, before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 6). There was no stock-based compensation expense related to employee stock options recognized during the three months ended December 31, 2004. Additionally, the Company recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 8).
          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
          Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense related to stock options from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Furthermore, under the modified prospective transition method, SFAS 123 (R) requires that compensation costs recognized prior to adoption be reversed to the extent of estimated forfeitures and recorded as a cumulative effect of a change in accounting principle. The effect of this reversal was immaterial for the three months ended December 31, 2005.

          The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
          On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006
          The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for the three months ended December 31, 2004 (in thousands, except for per share data):

Three months
ended
December 31,
2004
Net loss, as reported	$(17,608)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	178

Pro forma net loss for SFAS No. 123	$(17,570)

Earnings (loss) per share:
Basic – as reported	$(0.46)
Basic – pro forma for SFAS No. 123	$(0.45)

Earnings (loss) per share:
Diluted – as reported	$(0.46)
Diluted – pro forma for SFAS No. 123	$(0.45)

2. BUSINESS DIVESTITURES
     Discontinued Operations
          During October 2004, the Company announced plans to begin a strategic alignment including the planned divestiture of certain commercial segments, underperforming subsidiaries and those that rely heavily on surety bonding for obtaining a majority of their projects. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. Management expected to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented.
          In December 2005, the Company completed its previously announced divestiture program. Since its start in October 2004, the Company sold 14 units, primarily operating in the commercial and industrial markets, for total consideration to date of $61.2 million and has closed two units. These 16 units had combined net revenues of $154.1 million and an operating loss of $12.9 million in fiscal 2005.
          During the quarter ended December 31, 2004, the Company completed the sale of three business units as part of the plan described above. During the quarter ended December 31, 2005, the Company completed the sale of the last business unit under the plan described above. Before considering goodwill write offs, these sales generated a pre-tax gain of $0.1 million and $0.5 million, respectively, and have been recognized in the three months ended December 31, 2004 and 2005 as discontinued operations in the respective consolidated statements of operations. All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three months ended December 31, 2004 and 2005 was $0.5 million and $— million, respectively. Summarized financial data for discontinued operations are outlined below:

	Three Months Ended
	December 31,
	2004	2005
Revenues	$58,131	$5,464

Gross profit	3,242	283

Pretax income (loss)	$(7,390)	$506

	Balance as of
	September 30,	December 31,
	2005	2005

Accounts receivable, net	$8,456	$160
Inventory	464	—
Costs and estimated earnings in excess of billings on uncompleted contracts	900	91
Other current assets	3,421	3
Property and equipment, net	768	—
Goodwill	—	—
Other noncurrent assets	8	8

Total assets	$14,017	$262

Accounts payable and accrued liabilities	$3,411	$51
Billings in excess of costs and estimated earnings on uncompleted contracts	1,414	—
Long term debt, net of current portion	—	—
Other long term liabilities	—	—

Total liabilities	4,825	51

Net assets	$9,192	$211

     Goodwill Impairment Associated with Discontinued Operations
          During the fiscal first quarter ended December 31, 2004, the Company recorded a goodwill impairment charge of $5.6 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter ended March 31, 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no goodwill impairment during the quarter ended December 31, 2005 related to discontinued operations.
     Impairment Associated with Discontinued Operations
          In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the fiscal first quarter ended December 31, 2004, the Company recorded an impairment charge of $0.7 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 5). There was no impairment charge for long-lived assets during the quarter ended December 31, 2005 related to discontinued operations.
3. DEBT
     Credit Facility
          On August 1, 2005, the Company entered into a three-year $80 million asset-based revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent (“BofA”). The new Credit Facility replaced the Company’s existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005. The Company and each of its operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the Credit Facility. The Company’s other subsidiaries have guaranteed all of the obligations under the Credit Facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all of the assets of the Company and its subsidiaries, excluding any assets pledged to secure surety bonds procured by the Company and its subsidiaries in connection with their operations.

          The Credit Facility allows the Company and the other borrowers to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowing base is limited to $80 million, reduced by a fixed reserve which is currently $27.9 million. The Company has also deposited $19.1 million in an account pledged to Bank of America destined to collateralize letters of credit. The amount in the collateral account can be used to increase borrowing capacity.
          The Company amended the Credit Facility to provide relief for the fixed charge covenant for the months of August and September 2005, and eliminated the requirement for a fixed charge covenant test to be performed in September and October 2005. The second amendment obtained limited availability under the facility by requiring the Company to have at least $12.0 million in excess funds availability at all times.
          On January 3, 2006, the Company entered into a further amendment, effective December 30, 2005, to the Credit Facility. The amendment eliminated the Fixed Charge Coverage Ratio test for the period ending November 30, 2005 and provided that the test for the period ending December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ending September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the periods ending December 31, 2005 to January 26, 2006. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility.
          As of January 26, 2006, the Company failed to meet the Fixed Charge Coverage Ratio for the period ending December 31, 2005, constituting an event of default under the Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as Collateral under the Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Facility and had full legal right to exercise its rights and remedies under the Credit Facility and related agreements.
          On January 27, 2006, IES entered into a Forbearance Agreement (“Forbearance Agreement”) with BofA in connection with the Credit Facility. The Forbearance Agreement provided for BofA’s forbearance from exercising its rights and remedies under the Credit Facility and related agreements from January 27, 2006 through the earliest to occur of (i) 5:00 p.m. (Dallas, Texas time) on February 28, 2006 or (ii) the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs. Notwithstanding the forbearance, on January 26, 2006, BofA sent a “blockage notice” to the Senior Subordinated Notes indenture trustee preventing any payments from being made on such notes. Lastly, under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to the Company under the Credit Facility. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.
          Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement, dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
     Senior Convertible Notes
          On November 24, 2004, the Company entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of Senior Convertible Notes. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, the Company has the option to redeem the Senior Convertible Notes, subject to certain conditions. The net proceeds from the sale of the notes were used to prepay a portion of our senior secured Credit Facility and for general corporate purposes. The notes, the guarantees and the shares of common stock issuable upon conversion of the notes to be offered have not been registered under the Securities Act of 1933, as amended, or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. A default under the Credit Facility or the Senior Subordinated Notes resulting in acceleration that is not cured within 30 days is also a cross default under the Senior Convertible Notes. In addition, other events of default under the Senior Convertible Notes indenture include, but are not limited to, a change of control, the de-listing of the Company’s stock from a national exchange or the commencement of a bankruptcy proceeding.
          On February 24, 2004 and following shareholder approval, the Company sold $14 million in principal of its Series B 6.5% Senior Convertible Notes due 2014, pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Senior Convertible Notes issued by the Company in an initial private placement on November 24, 2004. The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities , (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ending December 31, 2004, the Company was required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Senior Convertible Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million, and accordingly, the Company recorded a mark to market gain of $2.0 million during the three months ending March 31, 2005. There was no mark to market gain or loss during the three months ending June 30, 2005. During the quarter ending September 30, 2005, there was a mark to market loss of $0.1 million recorded. There was no mark to market gain or loss during the three months ending December 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ending December 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, at March 31, 2005 the Company recorded a net discount of $0.8 million which is being amortized over the remaining term of the Senior Convertible Notes. The Company did not cause a registration statement to become effective on or before November 23, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% per annum.
          On January 19, 2006, the holders of the outstanding Series A and Series B Senior Convertible Notes, delivered written notice (the “Notices”) to the Company alleging that a “Termination of Trading” constituting a “Fundamental Change,” each as defined under the Indenture dated as of November 24, 2004 (the “Indenture”) by and among the Company, the guarantors party thereto and the Bank of New York, as trustee, had occurred with respect to the Senior Convertible Notes and that, as a result, the Company is required to repurchase the Senior Convertible Notes on the terms and conditions specified in the Indenture. Pursuant to the Indenture, a “Termination of Trading” is deemed to have occurred if the common stock of the Company into which the Senior Convertible Notes are convertible “is neither listed for trading on the New York Stock Exchange (the “NYSE”) or the American Stock Exchange nor approved for listing on the NASDAQ National Market or the NASDAQ SmallCap Market, and no American Depositary Shares or similar instruments for such common stock are so listed or approved for listing in the United States.” The Notices allege that a Termination of Trading occurred with respect to the Senior Convertible Notes when the Company was orally notified on December 15, 2005 that its common stock had been suspended from trading on the NYSE. As further described below, the Company does not believe that a Termination of Trading has occurred and disputes any assertion to the contrary.
          As previously disclosed by the Company in Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on December 15, 2005 the NYSE suspended trading of the Company’s common stock and informed the Company of the NYSE’s intent to submit an application to the SEC to de-list the Company’s common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, the Company appealed the NYSE’s staff’s decision by requesting a review by the designated committee of the Board of Directors of the NYSE (the “Committee”) of the staff’s determination to suspend the trading of the Company’s common stock and an oral presentation before the Committee. The Company believes that, until its common stock is de-listed by the NYSE after application to the SEC, which is not expected to occur prior to completion of the Company’s appeal to the Committee, the Company’s common stock has not ceased to be listed on the NYSE for purposes of determining whether a “Termination of Trading” has occurred under the Indenture. The Company's shares now trade over-the-counter on the pink sheets under the symbol “IESR.”

          The Notices state that the Company was required to provide the holders of the Notes with notice of the occurrence of a Termination of Trading within 15 business days after December 15, 2005 and that the Company failed to do so. If a Termination of Trading occurred on December 15, 2005, the Company’s failure to provide notice to the holders of the Senior Convertible Notes on or about, or prior to, January 9, 2006 would constitute an Event of Default under the Indenture.
          If a Termination of Trading occurred on December 15, 2005, then pursuant to the Notices, the Company would have been required to repurchase the Senior Convertible Notes in cash at a purchase price equal to 100% of the principal amount of the Senior Convertible Notes held by such holders plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereon on or about, or prior to, February 7, 2006. If an Event of Default occurred as a result of the Company’s failure to deliver notice to the holders of the Senior Convertible Notes of the occurrence of a Termination of Trading, the holders of at least 25% in aggregate principal amount of the Senior Convertible Notes have the right to declare the principal amount plus accrued and unpaid interest and Liquidated Damages thereon immediately due and payable in cash.
          In either case, the amount due under the Senior Convertible Notes, including the principal amount plus accrued and unpaid interest and Liquidated Damages thereon, would be approximately $51 million, and the Company would not be able to make such payment when due. Pursuant to the Notices, the holders have elected to exercise their repurchase rights following a Termination of Trading and have not accelerated the obligations under the Senior Convertible Notes pursuant to an Event of Default; however, the Notices expressly reserve the holders’ rights to accelerate the Senior Convertible Notes under the terms of the Indenture. Nevertheless, the Company’s contemplated restructuring provides that the Senior Convertible Notes would be reinstated or the holders otherwise provided the full value of their Senior Convertible Note claims. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Financial Restructuring”. The Company does not believe that the delivery of the Notices is likely to have any impact upon the recovery of the holders of the Senior Convertible Notes in a Chapter 11 proceeding. There is no assurance that the Company will successfully complete their contemplated restructuring, or any other restructuring. See “Item 1A. Risk Factors.”
     Senior Subordinated Notes
          The Company has outstanding two different series of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. At December 31, 2005, the Company had $172.9 million in outstanding senior subordinated notes. An interest payment of approximately $8.1 million on the Senior Subordinated Notes was due on February 1, 2006. The Company did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment does not become an “Event of Default” until 30 days after the due date for such payment.
          Our debt instruments and agreements, including the Credit Facility, the Senior Subordinated Notes, the Senior Convertible Notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under each of the others. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” the Company has classified the long-term portion of Senior Convertible Notes and Senior Subordinated Notes as current liabilities on the balance sheet due to the defaults under the Credit Facility and the potential for cross-defaults described above.
          Debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2005
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 15.8%	$62,885	$62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 15.8%	110,000	110,000
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5% with an effective interest rate of 6.5%	50,000	50,000
Other	59	165

Total debt	222,944	223,050
Less—Short-term debt and current maturities of long-term debt	(32)	(26)
Less—Senior Convertible Notes	(50,000)	(50,000)
Less—Senior Subordinated Notes	(172,885)	(172,885)

Total long-term debt	$27	$139

4. EARNINGS PER SHARE
         The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 2004 and 2005 (in thousands, except share data):

	Three Months Ended
	December 31,
	2004	2005
Numerator:
Net loss	$(17,608)	$(1,798)

Denominator:
Weighted average shares outstanding—basic	38,665,537	39,248,246
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	38,665,537	39,248,246

Earnings (loss) per share:
Basic	$(0.46)	$(0.04)
Diluted	$(0.46)	$(0.04)
         For the three months ended December 31, 2004 and 2005, stock options of 3.2 million and 3.2 million representing common stock shares, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company’s common stock.
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
         Segment information for continuing operations for the three months ended December 31, 2004 and 2005 is as follows (in thousands):

	Three Months Ended
	December 31, 2004
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$191,998	$73,405	$—	$265,403
Cost of services	172,414	59,035	—	231,449

Gross profit	19,584	14,370	—	33,954
Selling, general and administrative	16,464	9,927	8,026	34,417

Income (loss) from operations	$3,120	$4,443	$(8,026)	$(463)

Other data:
Depreciation and amortization expense	$1,576	$264	$639	$2,479
Capital expenditures	307	221	379	907
Total assets	316,878	86,842	77,738	481,458

	Three Months Ended
	December 31, 2005
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$168,782	$90,272	$—	$259,054
Cost of services	148,589	73,598	—	222,187

Gross profit	20,193	16,674	—	36,867
Selling, general and administrative	14,787	9,965	8,180	32,932

Income (loss) from operations	$5,406	$6,709	$(8,180)	$3,935

Other data:
Depreciation and amortization expense	$892	$276	$514	$1,682
Capital expenditures	593	296	159	1,048
Total assets	209,228	89,631	101,082	399,941
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
           In December 2003, the Company granted a restricted stock award of 242,295 shares under its 1999 Plan to certain employees. This award vests in equal installments on December 1, 2004 and 2005, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $2.0 million, which is recognized as compensation expense over the related two year vesting period. On December 1, 2004, 113,248 restricted shares vested under this award. During the period December 1, 2003 through November 30, 2004, 15,746 shares of those originally awarded were forfeited. From December 1, 2004 through December 31, 2005, an additional 34,984 shares have been forfeited. On December 1, 2005, the remaining 78,317 restricted shares vested under this award.
           In January 2005, the Company granted a restricted stock award of 365,564 shares under its 1999 Plan to certain employees. This award vests in equal installments on January 3, 2006 and 2007, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $1.7 million, which is recognized as compensation expense over the related two year vesting period. Through December 31, 2005, 20,437 shares were forfeited under this grant.
           During the three months ended December 31, 2004, the Company amortized $0.3 million to expense in connection with these awards. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), “Stock Based Payments” (SFAS 123(R) (See Note 2). During the three months ended December 31, 2005, the Company recognized $0.3 million in compensation expense related to these awards in accordance with the provisions of SFAS 123 (R).
7. EMPLOYEE STOCK PURCHASE PLAN
           The Company has an Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended. In the three months ended December 31, 2004 and 2005, no shares were issued under the ESPP, respectively. The Company suspended contributions to the Plan for the period January 1, 2005 through December 31, 2005 and may elect to do so in the future.
8. COMMITMENTS AND CONTINGENCIES
     Legal Matters
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
          On December 21, 2005, the Court held a telephonic hearing relating to the motion to dismiss. On January 10, the Court issued a memorandum and order dismissing with prejudice all claims filed against the Defendants. The Plaintiff in the securities class action filed its notice of appeal on February 2, 2006. No dates for briefing the appeal have been set or determined.
          B. SEC Investigation — On August 31, 2004, the Fort Worth Regional Office of the SEC sent a request for information concerning IES’s inability to file its 10-Q in a timely fashion, the internal investigation conducted by counsel to the Audit Committee of the company’s Board of Directors, and the material weaknesses identified by IES’s auditors in August 2004. In December 2004, the Commission issued a formal order authorizing the staff to conduct a private investigation into these and related matters. The investigation is still ongoing, and the Company is cooperating with the SEC. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
          C. Radek v. Allen, et al., No. 2004-48577; in the 113th Judicial District Court, Harris County, Texas: On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and making common law claims against the individual defendants for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On September 16, 2005, defendants filed special exceptions or, alternatively, a motion to stay the derivative action. On November 11, 2005, Plaintiff filed a response to defendants’ special exceptions and motion to stay. A hearing on defendants’ special exceptions and motion to stay took place on January 9, 2006. Following that hearing, the parties submitted supplemental briefing relating to the standard for finding director self-interest in a derivative case. Defendants also advised the Court that the class action had been dismissed with prejudice. The Court has not yet ruled on the special exceptions.
          D. Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152: On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to -sue letter per her request. IES will vigorously contest any claim of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on consolidated financial condition and cash flows. The Company intends to vigorously contest these actions. An adverse outcome in these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

          E. Florida Power & Light Company vs. Qualified Contractors, Davis Electrical Contractors, Inc., et al. Case No. 04-80505, United States District Court for the Southern District of Florida, Miami Division: This is a property damage claim arising out of installation of electrical and pipe fitting work performed on a turbine construction project at a power plant. After the Company subsidiary completed the project there was a failure at one of the turbines resulting in damage to the turbines alleged to be approximately $9.2 million. A bench trial began on January 19 and is expected to conclude early February. The company does not believe it is liable for any of the damages and that even if held liable is insured for amounts in excess of any potential verdict.
          The Company intends to vigorously contest all of these actions. An adverse outcome in any of these actions could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
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
     Other Commitments and Contingencies
          Some of the Company’s customers and vendors require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer or vendor has had reasonable cause to effect payment under a letter of credit. At December 31, 2005, $2.6 million of the Company’s outstanding letters of credit were to collateralize its customers and vendors.
          Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2005, $34.0 million of the Company’s outstanding letters of credit were to collateralize its insurance program.
          Many of the Company’s customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of December 31, 2005, the Company’s cost to complete projects covered by surety bonds was approximately $59.6 million and utilized a combination of cash and letters of credit totaling $30.9 million to collateralize the Company’s bonding program.
          The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2005, the Company had invested $4.3 million under its commitment to EnerTech.

          On September 30, 2005, we and Bank of America entered into a letter agreement whereby we would make ratable monthly payments to increase the amount of cash collateral held by the lender as security for our obligations under the credit facility to $17.6 million by January 31, 2006. The balance in the account as of December 31, 2005 was $19.1 million and is recorded as restricted cash on the balance sheet.
          The recently completed asset divestiture program involved the sale of substantially all of the assets and liabilities of certain wholly owned subsidiary business units. As part of these sales, the purchasers assumed all liabilities except those specifically retained by the Company. These transactions do not include the sale of the legal entity or Company subsidiary and as such the Company retained certain legal liabilities. In addition to specifically retained liabilities, contingent liabilities exist in the event the purchasers are unable or unwilling to perform under their assumed liabilities. These contingent liabilities may include items such as:
•	Joint responsibility for any liability to the surety bonding company if the purchaser fails to perform the work

•	Liability for contracts for work not finished if the contract has not been assigned and a release obtained from the customer

•	Liability on ongoing contractual arrangements such as real property and equipment leases where no assignment and release has been obtained
9. SUBSEQUENT EVENTS
     Amendments to Credit Facility
          On January 3, 2006, we entered into an amendment, effective as of December 30, 2005, to the Credit Facility. The amendment eliminates the Fixed Charge Coverage Ratio test for the period ending November 30, 2005 and provides that the test for the period ending December 31, 2005 will not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provides a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ending September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the period ending December 31, 2005 to January 26, 2006.
          As of January 26, 2006, the Company failed to meet the Fixed Charge Coverage Ratio for the period ending December 31, 2005, constituting an event of default under the Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as Collateral under the Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Facility and, absent a forbearance, had full legal right to exercise its rights and remedies under the Credit Facility and related agreements.
          On January 27, 2006, IES entered into the Forbearance Agreement with BofA in connection with the Credit Facility. The Forbearance Agreement provided for BofA’s forbearance from exercising its rights and remedies under the Credit Facility and related agreements from January 27, 2006 through the earliest to occur of (i) 5:00 p.m. (Dallas, Texas time) on February 28, 2006 or (ii) the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs. Notwithstanding the forbearance, on January 26, 2006 BofA sent a “blockage notice” to the Senior Subordinated Notes indenture trustee preventing any payments from being made on such notes. Lastly, under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to the Company under the Credit Facility. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.
          Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement, dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
     Senior Convertible Notes
          On January 19, 2006, the holders of the outstanding Series A and Series B Senior Convertible Notes, delivered Notices to the Company alleging that a “Termination of Trading” constituting a “Fundamental Change,” each as defined under the Indenture had occurred with respect to the Senior Convertible Notes and that, as a result, the Company is required to repurchase the Senior Convertible Notes on the terms and conditions specified in the Indenture. Pursuant to the Indenture, a “Termination of Trading” is deemed to have occurred if the common stock of the Company into which the Senior Convertible Notes are convertible “is neither listed for trading on the NYSE or the American Stock Exchange nor approved for listing on the Nasdaq National Market or the Nasdaq SmallCap Market, and no American Depositary Shares or similar instruments for such common stock are so listed or approved for listing in the United States.” The Notices allege that a Termination of Trading occurred with respect to the Notes when the Company was orally notified on December 15, 2005 that its common stock had been suspended from trading on the NYSE. As further described below, the Company does not believe that a Termination of Trading has occurred and disputes any assertion to the contrary.

          As previously disclosed by the Company in Current Reports on Form 8-K filed with the SEC, on December 15, 2005 the NYSE suspended trading of the Company’s common stock and informed the Company of the NYSE’s intent to submit an application to the SEC to de-list the Company’s common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, the Company appealed the NYSE’s staff’s decision by requesting a review by the Committee of the staff’s determination to suspend the trading of the Company’s common stock and an oral presentation before the Committee. The Company believes that, until its common stock is de-listed by the NYSE after application to the SEC, which is not expected to occur prior to completion of the Company’s appeal to the Committee, the Company’s common stock has not ceased to be listed on the NYSE for purposes of determining whether a “Termination of Trading” has occurred under the Indenture. The Company's shares now trade over-the-counter on the pink sheets under the symbol “IESR.”
          The Notices state that the Company was required to provide the holders of the Senior Convertible Notes with notice of the occurrence of a Termination of Trading within 15 Business Days after December 15, 2005 and that the Company failed to do so. If a Termination of Trading occurred on December 15, 2005, the Company’s failure to provide notice to the holders of the Senior Convertible Notes on or about, or prior to, January 9, 2006 would constitute an Event of Default under the Indenture.
          If a Termination of Trading occurred on December 15, 2005, then pursuant to the Notices, the Company would have been required to repurchase the Senior Convertible Notes in cash at a purchase price equal to 100% of the principal amount of the Senior Convertible Notes held by such holders plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereon on or about, or prior to, February 7, 2006. If an Event of Default occurred as a result of the Company’s failure to deliver notice to the holders of the Senior Convertible Notes of the occurrence of a Termination of Trading, the holders of at least 25% in aggregate principal amount of the Senior Convertible Notes have the right to declare the principal amount plus accrued and unpaid interest and Liquidated Damages thereon immediately due and payable in cash.
          In either case, the amount due under the Senior Convertible Notes, including the principal amount plus accrued and unpaid interest and Liquidated Damages thereon, would be approximately $51 million, and the Company would not be able to make such payment when due. Pursuant to the Notices, the holders have elected to exercise their repurchase rights following a Termination of Trading and have not accelerated the obligations under the Senior Convertible Notes pursuant to an Event of Default; however, the Notices expressly reserve the holders’ rights to accelerate the Senior Convertible Notes under the terms of the Indenture. Nevertheless, the Company’s contemplated restructuring provides that the Senior Convertible Notes would be reinstated or the holders otherwise provided the full value of their Senior Convertible Note claims. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Financial Restructuring”. The Company does not believe that the delivery of the Notices is likely to have any impact upon the recovery of the holders of the Senior Convertible Notes in a Chapter 11 proceeding. There is no assurance that the Company will successfully complete their contemplated restructuring, or any other restructuring. See “Item 1A. Risk Factors.”
     Senior Subordinated Notes
          An interest payment of approximately $8.1 million on the Senior Subordinated Notes was due on February 1, 2006. The Company did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment does not become an “Event of Default” until 30 days after the due date for such payment.
     Cross-Default Provisions
          Our debt instruments and agreements, including the Credit Facility, the Senior Subordinated Notes, the Senior Convertible Notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under each of the others. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” we have classified the long-term portion of senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to the defaults under the Credit Facility and the potential for cross-defaults described above.

     Amendment to Surety Pledge Agreement
          On January 17, 2006, the Company entered into an amendment to the Company’s surety agreements with Federal Insurance Company (“Chubb”), including (i) the Restated Pledge Agreement, dated January 14, 2005, and (ii) the Underwriting, Continuing Indemnity and Security Agreement, dated January 14, 2005. The amendment provides for Chubb’s issuance of surety bonds to support the Company’s projects in an aggregate amount of up to $20 million between the date of the amendment and the date of any petition for relief that the Company may file under the bankruptcy code. Issuance of any surety bonds will be evaluated by Chubb on a case by case basis. No surety bond will be issued unless the Company provides Chubb with collateral in the form of cash or a letter of credit in an amount of not less than 50% of the penal sum of the bond to be issued.
     Appointment of Chief Restructuring Officer
          On January 26, 2006, effective as of January 23, 2006, the Company entered into an engagement letter (“the Engagement Letter”) with Glass & Associates, Inc. (“Glass”), pursuant to which Glass agreed to provide the Company with the services of Sanford Edlein, who will serve as the Company’s Chief Restructuring Officer in connection with the Company’s proposed Restructuring. (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring”. The services of Mr. Edlein and other Glass employees will include working with the Company and its advisors to implement and manage the restructuring process, with Mr. Edlein, as Chief Restructuring Officer, having responsibility and authority to implement and manage all aspects of the Company’s restructuring. Mr. Edlein will report to, and be subject to the exclusive supervision of, the Special Restructuring Committee of the Board of Directors, which consists of four independent directors of the Board of Directors.
     DIP Facility Commitment Letter
          In connection with the Company’s proposed restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Financial Restructuring”), the Company has accepted a financing commitment letter, dated February 1, 2006 (the “Commitment Letter”), with BofA. The Commitment Letter contemplates that BofA and any other lenders that choose to participate therein (collectively, the “DIP Lenders”) will provide a credit facility (the “DIP Facility”) to the Company, as a debtor-in-possession, upon the satisfaction of certain conditions described below. Capitalized terms used but not defined in this section, shall have the meaning set forth in the Commitment Letter, a copy of which is submitted as Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2006.
          The DIP Facility will provide for aggregate financing of $80 million during the pendency of the Company’s anticipated Chapter 11 case, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. The Company is currently party to a Credit Facility with BofA. All letters of credit and other obligations outstanding under the Credit Facility will constitute obligations and liabilities under the DIP Facility.
          Loans under the DIP Facility will bear interest at LIBOR plus 3.5% or the Base Rate plus 1.5% on the terms set forth in the Commitment Letter. In addition, the Company will be charged monthly in arrears (i) an unused line fee of either 0.5% or .375% depending on the utilization of the credit line, (ii) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (iii) certain other fees and charges as specified in the Commitment Letter.
          The DIP Facility will mature on the earliest to occur of (i) the expiration of a period of 12 months from the closing date of the DIP Facility, (ii) 45 days after the commencement of the Chapter 11 cases if a Final Order approving the DIP Facility has not been entered by the bankruptcy court, (iii) the effective date of an approved Plan of Reorganization or (iv) termination of the DIP Facility. The DIP Facility will be entitled to superpriority administrative expense status pursuant to Section 364(c)(1) of Title 11 of the United States Bankruptcy Code and be secured by a first priority security interest, subject to certain Permitted Liens, in the Collateral. The DIP Facility contemplates customary affirmative, negative and financial covenants binding on the Company as described in the Commitment Letter.

          The Commitment Letter provides that the DIP Lenders are obligated to provide the DIP Facility only upon the satisfaction of certain conditions, including, without limitation, completion of definitive documentation and other ancillary documents as may be required by BofA; entry of orders of a bankruptcy court authorizing the DIP Facility, use of cash collateral and related matters; BofA’s receipt of financial projections, financial statements and a satisfactory budget; BofA’s satisfaction with the relative rights of BofA and the Company’s sureties; and the absence of a material adverse change in the Company’s business, assets, financial condition, liabilities, business prospects or results of operations since November 30, 2005, other than as previously disclosed.
     The Chubb Surety Agreement
          The Company is party to that certain Underwriting, Continuing Indemnity, and Security Agreement, dated January 14, 2005 and related documents, as amended (the “Surety Agreement”), with Chubb, which provides for the provision of surety bonds to support the Company’s contracts with certain of its customers.
          In connection with the Company’s proposed restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Financial Restructuring”), the Company has entered into the Term Sheet for Surety Support, dated February 3, 2006 (the “Chubb DIP Agreement”). The Chubb DIP Agreement provides for Chubb, during the pendency of the Company’s Chapter 11 case, (i) in its sole and absolute discretion and upon the Company’s filing of a voluntary petition for bankruptcy, to issue up to an aggregate of $48 million in new surety bonds, with not more than $12 million in new surety bonds to be issued in any given month, and (ii) to give permission for the Company’s use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. The Company will be charged a bond premium of $25 per $1,000 of the contract price related to any new surety bond. The Company will provide $6 million in additional collateral in the form of cash or letters of credit in installments of $1.5 million per month, to support the new surety bonds. The Chubb DIP Agreement is subject to certain conditions as set forth therein, including, without limitation, the Company’s payment of due diligence and facility fees of $500,000 each; the Company’s assumption of the Surety Agreement and bonded contracts in the bankruptcy proceeding; and the entry of bankruptcy court orders, in form and substance satisfactory to Chubb in its sole discretion, authorizing the forgoing.

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
          As a result of the foregoing, we commenced discussions with an ad hoc committee of holders of a substantial portion of our senior subordinated notes due 2009 regarding a consensual restructuring of our debt obligations (the “Restructuring”). On December 14, 2005, we announced that we had reached a non-binding agreement in principle with an ad hoc committee of holders of approximately $101 million, or 58%, of our $172.9 million principal amount of our senior subordinated notes for a potential restructuring pursuant to which the senior subordinated noteholders would receive in exchange for all of their notes shares representing approximately 82% of the common stock of the reorganized company. Holders of our outstanding common stock and management would retain or receive shares representing approximately 15% and 3%, respectively, of the common stock of the reorganized company.
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
          If the Restructuring were to be consummated, the proposed plan currently contemplates the filing of a pre-arranged Chapter 11 plan of reorganization in order to achieve the exchange of all of the senior subordinated notes for common equity. Approval of a proposed plan in a pre-arranged proceeding would likely require, among other things, the affirmative vote of the holders of at least two-thirds in claim amount and one-half in number of the senior subordinated notes that vote on the plan. We would seek to enter into a plan support agreement with the holders of a majority of our senior subordinated notes and then formally solicit votes for a proposed joint plan of reorganization to be filed upon or shortly after filing voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.
          There is no assurance that we will successfully complete the Restructuring or any other restructuring. At this time neither the agreement in principle nor any other proposed restructuring terms have been agreed to by the requisite holders of the senior subordinated notes, or any other creditor constituency. The agreement in principle is subject to the negotiation of definitive documentation, approval by the requisite noteholders and a court in a Chapter 11 proceeding and customary closing conditions. Because the agreement in principle is not binding and because there is no assurance it will be consummated, we continue to evaluate other alternatives for restructuring our capital structure. In addition, we may be forced by our creditors to seek the protection of federal bankruptcy law. If we consummate any restructuring, we may do so outside of bankruptcy, or in a pre-arranged Chapter 11 proceeding or in another proceeding under federal bankruptcy law. Any restructuring could cause the holders of our outstanding securities, including our common stock, senior subordinated notes and senior convertible notes, to lose some or all of the value of their investment in our securities. Furthermore, such restructuring could result in material changes in the nature of our business and material adverse changes to our financial condition and results of operations. See “Item 1A. Risk Factors”.

     Going Concern
          Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ending September 30, 2005 included in our Form 10-K as a result of our operating losses during fiscal 2005 and our non-compliance with certain debt covenants subsequent to September 30, 2005.
     Suspension of Trading on NYSE
          As previously disclosed in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on December 15, 2005 the NYSE suspended trading of our common stock and informed us of the NYSE’s intent to submit an application to the SEC to de-list our common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, we appealed the NYSE’s staff’s decision by requesting a review by the designated committee of the Board of Directors of the NYSE (the “Committee”) of the staff’s determination to suspend the trading of our common stock and an oral presentation before the Committee. Our shares now trade over-the-counter on the pink sheets under the symbol “IESR.”
     Repayment Notice from Senior Convertible Notes
          On January 19, 2006, the holders of the outstanding Series A and Series B 6.5% Senior Convertible Notes, delivered written notice (the “Notices”) to us alleging that a “Termination of Trading” constituting a “Fundamental Change,” each as defined under the Indenture dated as of November 24, 2004 (the “Indenture”) by and among the Company, the guarantors party thereto and the Bank of New York, as trustee, had occurred with respect to the Senior Convertible Notes and that, as a result, we are required to repurchase the Senior Convertible Notes on the terms and conditions specified in the Indenture. Pursuant to the Indenture, a “Termination of Trading” is deemed to have occurred if our common stock into which the Senior Convertible Notes are convertible “is neither listed for trading on the New York Stock Exchange (the “NYSE”) or the American Stock Exchange nor approved for listing on the Nasdaq National Market or the Nasdaq SmallCap Market, and no American Depositary Shares or similar instruments for such common stock are so listed or approved for listing in the United States.” The Notices allege that a Termination of Trading occurred with respect to the Senior Convertible Notes when we were orally notified on December 15, 2005 that our common stock had been suspended from trading on the NYSE. We believe that, until our common stock is de-listed by the NYSE after application to the SEC, which is not expected to occur prior to completion of our appeal to the Committee, our common stock has not ceased to be listed on the NYSE for purposes of determining whether a “Termination of Trading” has occurred under the Indenture.
          The Notices state that we were required to provide the holders of the Senior Convertible Notes with notice of the occurrence of a Termination of Trading within 15 Business Days after December 15, 2005 and that we failed to do so. If a Termination of Trading occurred on December 15, 2005, our failure to provide notice to the holders of the Senior Convertible Notes on or about, or prior to, January 9, 2006 would constitute an Event of Default under the Indenture.
          If a Termination of Trading occurred on December 15, 2005, then pursuant to the Notices, we would be required to repurchase the Senior Convertible Notes in cash at a purchase price equal to 100% of the principal amount of the Notes held by such holders plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereon on or about, or prior to, February 7, 2006. If an Event of Default occurred as a result of our failure to deliver notice to the holders of the Senior Convertible Notes of the occurrence of a Termination of Trading, the holders of at least 25% in aggregate principal amount of the Senior Convertible Notes have the right to declare the principal amount plus accrued and unpaid interest and Liquidated Damages thereon immediately due and payable in cash.
          In either case, the amount due under the Senior Convertible Notes, including the principal amount plus accrued and unpaid interest and Liquidated Damages thereon, would be approximately $51 million, and we would not be able to make such payment when due. Pursuant to the Notices, the holders have elected to exercise their repurchase rights following a Termination of Trading and have not accelerated the obligations under the Senior Convertible Notes pursuant to an Event of Default; however, the Notices expressly reserve the holders’ rights to accelerate the Senior Convertible Notes under the terms of the Indenture. Nevertheless, our contemplated restructuring provides that the Senior Convertible Notes would be reinstated or the holders otherwise provided the full value of their Senior Convertible Note claims. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Financial Restructuring”. We do not believe that the delivery of the Notices is likely to have any impact upon the recovery of the holders of the Senior Convertible Notes in a Chapter 11 proceeding. There is no assurance that we will successfully complete their contemplated restructuring, or any other restructuring. See “Item 1A. Risk Factors.”
     Amendments to the Credit Agreement
          It has been necessary for us to seek amendments to the Credit Agreement in order to avoid non-compliance with the Fixed Charge Coverage Ratio test set forth in the Credit Agreement.
          On January 3, 2006, we entered into an amendment, effective December 30, 2005, to the Credit Agreement with Bank of America, N.A. (“BofA”). The amendment eliminated the Fixed Charge Coverage Ratio test for the period ending November 30, 2005 and provided that the test for the period ending December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ending September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the period ending December 31, 2005 to January 26, 2006.
          As of January 26, 2006, we failed to meet the Fixed Charge Coverage Ratio for the period ending December 31, 2005, constituting an event of default under the Credit Agreement. Additionally, under the Credit Agreement, we were in default with respect to the pledge of ownership interest in EnerTech Capital Partners II L.P. (EnerTech) to BofA as Collateral. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Agreement and had full legal right to exercise its rights and remedies under the Credit Agreement and related agreements.
          On January 27, 2006, IES entered into a Forbearance Agreement (“Forbearance Agreement”) with BofA in connection with the Credit Agreement. The Forbearance Agreement provided for BofA’s forbearance from exercising its rights and remedies under the Credit Agreement and related agreements from January 27, 2006 through the earliest to occur of (i) 5:00 p.m. (Dallas, Texas time) on February 28, 2006 or (ii) the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs. On January 26, 2006, BofA sent a “blockage notice” to the Senior Subordinated Notes Indenture Trustee preventing any payments from being made on those notes. Under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to us under the Credit Agreement. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.
          Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
          Our debt instruments and agreements, including the Credit Agreement, the Senior Subordinated Notes, the Senior Convertible Notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under each of the others. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor”, we have classified the long-term portion of Senior Subordinated Notes and Senior Convertible Notes as current liabilities on the balance sheet. This is as a result of the defaults under the Credit Agreement and the potential for cross-defaults described herein.
     Amendment to Surety Pledge Agreement
          On January 17, 2006, we entered into an amendment to the surety agreements with Chubb, including (i) the Restated Pledge Agreement, dated January 14, 2005, and (ii) the Underwriting, Continuing Indemnity and Security Agreement, dated January 14, 2005. The amendment provides for Chubb’s issuance of surety bonds to support the projects in an aggregate amount of up to $20 million between the date of the amendment and the date we file a voluntary petitions for relief under the Bankruptcy Code.

     Appointment of Chief Restructuring Officer
          On January 26, 2006, effective as of January 23, 2006, we entered into an engagement letter (“the engagement letter”) with Glass and Associates, Inc. (“Glass”). Glass has agreed to provide us with the services of Sanford Edlein, who will serve as the Company’s Chief Restructuring Officer in connection with the Restructuring. The services of Mr. Edlein and other Glass employees will include working with us and our advisors to implement and manage the restructuring process, with Mr. Edlein, as Chief Restructuring Officer, having responsibility and authority to implement and manage all aspects of our restructuring. Mr. Edlein will report to, and be subject to the exclusive supervision of, the Special Restructuring Committee of the Board of Directors, which consists of four independent directors of the Board of Directors.
     DIP Facility Commitment Letter
          In connection with the previously announced intention of IES and certain of subsidiaries to effectuate a restructuring through a Chapter 11 plan of reorganization, we have accepted a financing commitment letter, dated February 1, 2006 (the “Commitment Letter”), with BofA. The Commitment Letter contemplates that BofA and any other lenders that choose to participate therein (collectively, the “DIP Lenders”) will provide a credit facility (the “DIP Facility”) to us, as a debtor-in-possession, upon the satisfaction of certain conditions described below.
          The DIP Facility will provide for aggregate financing of $80 million during the pendency of our anticipated Chapter 11 case, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. We are currently party to a Loan and Security Agreement, dated August 1, 2005 with BofA (the “Prepetition Loan Agreement”). All letters of credit and other obligations outstanding under the Prepetition Loan Agreement will constitute obligations and liabilities under the DIP Facility.
          Loans under the DIP Facility will bear interest at LIBOR plus 3.5% or the Base Rate plus 1.5% on the terms in the Commitment Letter. In addition, we will be charged monthly in arrears on any unused line fee of either 0.5% or 0.375% (depending on the utilization of the credit line), a letter of credit fee equal to the applicable LIBOR margin times the amount of all outstanding letters of credit and certain other fees and charges as specified in the Commitment Letter.
          The DIP Facility will mature on the earliest to occur of 12 months from the closing date of the DIP Facility, 45 days after the commencement of the Chapter 11 cases if a Final Order approving the DIP Facility has not been entered by the bankruptcy court, the effective date of an approved Plan of Reorganization or termination of the DIP Facility. The DIP Facility will be entitled to superpriority administrative expense status pursuant to Section 364(c)(1) of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and be secured by a first priority security interest, subject to certain Permitted Liens, in the Collateral. The DIP Facility contemplates customary affirmative, negative and financial covenants binding on the Company as described in the Commitment Letter.
          The Commitment Letter provides that the DIP Lenders are obligated to provide the DIP Facility only upon the satisfaction of certain conditions, including, completion of definitive documentation and other ancillary documents as may be required by BofA,; entry of orders of a bankruptcy court authorizing the DIP Facility, use of cash collateral and related matters; BofA’s receipt of financial projections, financial statements and a satisfactory budget; BofA’s satisfaction with the relative rights of BofA and the Company’s sureties; and the absence of a material adverse change in our business, assets, financial condition, liabilities, business prospects or results of operations since November 30, 2005, other than as previously disclosed.
          The Commitment Letter is filed as Exhibit 10.1 and the foregoing summary of certain terms and conditions of the DIP Facility is qualified in its entirety by reference to this exhibit. Capitalized terms used but not defined here shall have the meaning described in the Commitment Letter.
     The Chubb Surety Agreement
          We are party to that certain Underwriting, Continuing Indemnity, and Security Agreement, dated January 14, 2005 and related documents, as amended (the “Surety Agreement”), with Chubb, which provides for the provision of surety bonds to support our contracts with certain of its customers.
          In connection with our proposed restructuring (See Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Update - Financial Restructuring”), we have entered into the Term Sheet for Surety Support dated February 3, 2006 (the “Chubb DIP Agreement”). The Chubb DIP Agreement provides Chubb, during the pendency of the Company's Chapter 11 case, (i) in its sole and absolute discretion and upon our filing of a voluntary petition for bankruptcy, to issue up to an aggregate of $48 million in new surety bonds, with not more than $12 million in new surety bonds to be issued in any given month, and (ii) to give permission for our use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. We will be charged a bond premium of $25 per $1,000 of the contract price related to any new surety bond. We will provide $6 million in additional collateral in the form of cash or letters of credit in installments of $1.5 million per month, to support the new surety bonds. The Chubb DIP Agreement is subject to certain conditions as set forth therein, including, without limitation, our payment of due diligence and facility fees of $500,000 each; our assumption of the Surety Agreement and bonded contracts in the bankruptcy proceeding; and the entry of bankruptcy court orders, in form and substance satisfactory to Chubb in its sole discretion, authorizing the forgoing.

Critical Accounting Policies
          In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in the Note 2 of “Notes to Consolidated Financial Statements” of our annual report on Form 10-K for the year ending September 30, 2005 and at relevant sections in this discussion and analysis.
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
          We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service and time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.
          We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position.
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

In addition to these factors, our business and the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings integral to the overall review of collectibility associated with our billings in total. The analysis management utilizes to assess collectibility of our receivables include detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.
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
          We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2005, we considered that it was more likely than not that some or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005
          The following table presents selected unaudited historical financial information for the three months ending December 31, 2004 and 2005.

	Three Months Ended
	December 31,
	2004	%	2005	%
	(dollars in millions)
Revenues	$265.4	100%	$259.1	100%
Cost of services (including depreciation)	231.4	87%	222.2	86%

Gross profit	34.0	13%	36.9	14%
Selling, general & administrative expenses	34.4	13%	33.0	13%

Income (loss) from operations	(0.4)	0%	3.9	1%
Interest and other expense, net	9.5	4%	5.8	2%

Loss before income taxes	(9.9)	(4)%	(1.9)	(1)%
Provision for income taxes	0.2	0%	0.2	0%

Loss from continuing operations	(10.1)	(4)%	(2.1)	(1)%
Net loss from discontinued operations	(7.5)	(3)%	0.3	0%

Net loss	$(17.6)	(7)%	$(1.8)	(1)%

          REVENUES

	Percent of Total Revenues
	Three Months Ended
	December 31,
	2004	2005

Commercial and Industrial	72%	65%
Residential	28%	35%

Total Company	100%	100%

          Total revenues decreased $6.3 million, or 2.4%, from $265.4 million for the three months ending December 31, 2004, to $259.1 million for the three months ending December 31, 2005. This decrease in revenues is primarily the result of a decrease in revenues of $23.2 million in commercial and industrial revenues offset by an increase of $16.9 million in residential revenues for the three months ending December 31, 2005.
          Commercial and industrial revenues decreased $23.2 million, or 12.0%, from $192.0 million for the three months ending December 31, 2004, to $168.8 million for the three months ending December 31, 2005. The decrease in revenues for the three months ending December 31, 2005 is primarily the result of three subsidiaries that are dependent on bonded projects and have seen a decrease in award of these projects. Another contributing factor to the reduction in revenues is more selective bidding on new project work.
          Residential revenues increased $16.9 million, or 23.0%, from $73.4 million for the three months ending December 31, 2004 to $90.3 million for the three months ending December 31, 2005, primarily as a result of increased demand for new single-family and multi-family housing.
          GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Three Months Ended
	December 31,
	2004	2005

Commercial and Industrial	10.2%	12.0%
Residential	19.6%	18.5%

Total Company	12.8%	14.2%

          Gross profit increased $2.9 million, or 8.6%, from $34.0 million for the three months ending December 31, 2004, to $36.9 million for the three months ending December 31, 2005. Gross profit margin as a percentage of revenues increased from 12.8% to 14.2% for the three months ending December 31, 2004 compared to three months ending December 31, 2005. The increase in gross profit dollars from the three months ending December 31, 2004 compared to the three months ending December 31, 2005 was primarily due to increased profitability in our residential segment. The increase in gross margin from the three months ended December 31, 2004 compared to the three months ended December 31, 2005 is attributable to a shift in our revenue mix to include more residential revenue which has a higher gross margin, and increased profitability in our commercial and industrial segment.
          Commercial and industrial gross profit increased $0.6 million, or 3.1%, from $19.6 million for the three months ending December 31, 2004 to $20.2 million for the three months ending December 31, 2005. Commercial and industrial gross profit margin as a percentage of revenues increased from 10.2% for the three months ending December 31, 2004, to 12.0% for the three months ending December 31, 2005. This increase in gross profit margin as a percentage of revenues was primarily the result of increased job profitability at specific subsidiaries.
          Residential gross profit increased $2.3 million, or 16.0%, from $14.4 million for the three months ending December 31, 2004, to $16.7 million for the three months ending December 31, 2005. Residential gross profit margin as a percentage of revenues decreased from 19.6% for the three months ending December 31, 2004, to 18.5% for the three months ending December 31, 2005. This decrease is due to the increase in costs of materials that have not fully been passed to customers.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
          Selling, general and administrative expenses decreased $1.5 million, or 4.3%, from $34.4 million for the three months ending December 31, 2004, to $32.9 million for the three months ending December 31, 2005. Selling, general and administrative expenses as a percentage of revenues decreased from 13.0% for the three months ending December 31, 2004 to 12.7% for the three months ending December 31, 2005. Employment expenses decreased $1.0 million due to a reduction in work force. Depreciation expense decreased $0.5 million as a result of the impairment and write down of assets according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” taken in fiscal year 2005. There were also reductions in occupancy expense of $0.6 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations, $0.4 million in travel and entertainment and $0.5 million in insurance expense. These reductions were partially offset by additional costs incurred of $1.1 million for legal fees during the three months ending December 31, 2005 resulting from litigation. An additional $0.4 million for consulting and legal expenses was incurred during the three months ending December 31, 2005 related to our Restructuring efforts.
INCOME FROM OPERATIONS
          Income from operations increased $4.4 million from an operating loss of $0.5 million for the three months ending December 31, 2004, to $3.9 million for the three months ending December 31, 2005. This increase in income from operations was attributed to increased demand for new single-family and mutli-family housing and non-bonded work during the three months ending December 31, 2005 over the same period in the prior year and the decrease in selling, general and administrative costs of $1.5 million during the three months ending December 31, 2005.
NET INTEREST AND OTHER EXPENSE
          Interest and other expense, net decreased from $9.5 million for the three months ending December 31, 2004, to $5.8 million for the three months ending December 31, 2005. This decrease in net interest and other expense was the result of $2.6 million in non-cash mark to market interest associated with the embedded conversion option within our Senior Convertible Notes issued November 2004, a $0.3 million equity loss in investments, and $0.8 million in interest expense related to the outstanding credit at the three months ended December 31, 2004 and no such events occurred in December 31, 2005. Also included in the change was an increase in interest expense of $0.6 million related to a full three months interest on the Senior Convertible Notes at December 31, 2005 versus 45 days at December 31, 2004. This is partially offset by $0.2 million in lower deferred financing charges and $0.1 million in interest income related to the bond premium not received in the three months ended December 31, 2004.
PROVISION FOR INCOME TAXES
          Our effective tax rate decreased from a negative rate of 1.7% for the three months ending December 31, 2004 to a negative rate of 11.1% for the three months ending December 31, 2005. This decrease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
DISCONTINUED OPERATIONS
          During October 2004, we announced plans to begin a strategic alignment including the planned divestiture of certain commercial segments, underperforming subsidiaries and those that rely heavily on surety bonding for obtaining a majority of their projects. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. Management expected to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented.

          In December 2005, we completed our previously announced divestiture program. Since our start in October 2004, we sold 14 units, primarily operating in the commercial and industrial markets, for total consideration to date of $61.2 million and have closed two units. These 16 units had combined net revenues of $154.1 million and an operating loss of $12.9 million in fiscal 2005.
          During the quarter ending December 31, 2004, we completed the sale of three business units as part of the plan described above. During the quarter ending December 31, 2005, we completed the sale of one business unit under the plan described above. Before considering goodwill write offs, these sales generated a pre-tax gain of $0.1 million and $0.5 million, respectively, and have been recognized in the three months ending December 31, 2004 and 2005 as discontinued operations in the respective consolidated statements of operations. All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three months ending December 31, 2004 and 2005 was $0.5 million and $— million, respectively. Summarized financial data for discontinued operations are outlined below:

	Three Months Ended

	December 31,
	2004	2005
Revenues	$58,131	$5,464

Gross profit	3,242	283

Pretax income (loss)	$(7,390)	$506

	Balance as of

	September 30,	December 31,
	2005	2005

Accounts receivable, net	$8,456	$160
Inventory	464	—
Costs and estimated earnings in excess of billings on uncompleted contracts	900	91
Other current assets	3,421	3
Property and equipment, net	768	—
Other noncurrent assets	8	8

Total assets	$14,017	$262

Accounts payable and accrued liabilities	$3,411	$51
Billings in excess of costs and estimated earnings on uncompleted contracts	1,414	—

Total liabilities	4,825	51

Net assets	$9,192	$211

     Goodwill Impairment Associated with Discontinued Operations
          During the first quarter ending December 31, 2004, we recorded a goodwill impairment charge of $5.6 million related to the identification of certain subsidiaries for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no goodwill impairment during the quarter ending December 31, 2005 related to discontinued operations.

     Impairment Associated with Discontinued Operations
          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the fiscal first quarter ending December 31, 2004, we recorded an impairment charge of $0.7 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our. There was no impairment charge for long-lived assets during the quarter ending December 31, 2005 related to discontinued operations.
WORKING CAPITAL

	September 30,	December 31,
	2005	2005

CURRENT ASSETS:
Cash and cash equivalents	$28,349	$24,879
Restricted cash	9,596	19,090
Accounts receivable:
Trade, net of allowance of $3,912 and $2,816 respectively	180,305	177,252
Retainage	48,246	41,883
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	23,482
Inventories	22,563	23,300
Prepaid expenses and other current assets	24,814	26,403
Assets held for sale associated with discontinued operations	14,017	262

Total current assets	$352,568	$336,551

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$223,852
Accounts payable and accrued expenses	120,812	114,084
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	32,053
Liabilities related to assets held for sale associated with discontinued operations	4,825	51

Total current liabilities	$385,255	$370,040

Working capital	$(32,687)	$(33,489)

          Total current assets decreased $16.0 million, or 4.5%, from $352.6 million as of September 30, 2005 to $336.6 million as of December 31, 2005. This is the result of a $3.1 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $13.8 million decrease in assets held for sale associated with discontinued operations due to the sale of one business unit during the three months ending December 31, 2005, $6.4 million decrease in retainage due to collections; partially offset by an increase in cash and restricted cash of $6.0 million resulting from the proceeds received from the assets sales and the focus on collections.
          As of December 31, 2005, the status of our costs in excess of billings versus our billings in excess of costs decreased over that at September 30, 2005; and days sales outstanding held constant at 75 days for September 30, 2005 and December 31, 2005. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 93.4% at September 30, 2005 to 93.8% at December 31, 2005, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables not outstanding at December 31, 2005. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts.
          Total current liabilities decreased $15.2 million, or 4.0%, from $385.2 million as of September 30, 2005 to $370.0 million as of December 31, 2005. This decrease is primarily the result of $6.7 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business during the three months ending December 31, 2005, a $4.8 million decrease related to the sale of one business unit during the three months ending December 31, 2005 pursuant to a divestiture plan previously disclosed and a $3.7 million decrease in billings in excess of costs.

          Working capital decreased $0.8 million, or 2.4%, due primarily to a net decrease of $9.0 million in the net assets held for sale associated with discontinued operations, a decrease of $6.4 million in retainage due to collections, an increase of $2.5 million in costs and estimated earnings in excess of billings versus billings in excess of costs and estimated earnings on uncompleted contracts and a net decrease in accounts payable and accrued expenses of $6.7 million, offset by an increase to working capital related to an increase in net cash and cash equivalents and restricted cash of $6.0 million. See “Liquidity and Capital Resources” below for further information.
LIQUIDITY AND CAPITAL RESOURCES
          As of December 31, 2005, we had cash and cash equivalents of $24.9 million, restricted cash of $19.1 million, negative working capital of $33.5 million, no outstanding borrowings under our credit facility and term loan, $49.5 million of letters of credit outstanding, and available capacity under our credit facility of $3.7 million. The principal amount outstanding under our Senior Subordinated Notes was $172.9 million and $50.0 million outstanding under our Senior Convertible Notes.
          During the three months ending December 31, 2005, we provided $1.1 million of net cash from operating activities. This net cash provided by operating activities comprised of a net loss of $1.8 million, decreased by $0.3 million in net income from discontinued operations, $2.3 million net operating cash flows from discontinued operations, and $3.0 million of non-cash charges related primarily to $0.6 million of amortization of deferred financing costs and $1.7 million of other depreciation and amortization expense, and $0.4 million bad debt expense; and offset by changes in working capital of $2.2 million. Working capital changes consisted of a $6.7 million reduction in accounts payable and accrued expenses, $1.6 million increase in prepaid expenses and other current assets and a $0.7 million increase in inventories; offset by a $10.3 million decrease in accounts receivable due to the timing of and increased focus on collections. Additionally, billings in excess of costs decreased $3.7 million. Net cash used in investing activities was $4.7 million related to the purchase of property and equipment of $0.9 million and additional cash collateral of $9.5 million held by BofA as security for our obligations under the credit facility, recorded as restricted cash on the balance sheet (see Note 4) in addition to net cash provided by investing activities of discontinued operations of $5.8 million.
     Credit Facility
          On August 1, 2005, we entered into a three-year $80 million asset-based revolving Credit Facility with BofA, as administrative agent. The new Credit Facility replaced our existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005. IES and each of our operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the Credit Facility. Our subsidiaries have guaranteed all of the obligations under the Credit Facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all of the assets of IES and our subsidiaries, excluding any assets pledged to secure surety bonds procured by us and our subsidiaries in connection with the operations of the subsidiaries.
          The Credit Facility allows us and the other borrowers to obtain revolving credit loans and provides for the issuance of letters of credit. The amount available at any time under the Credit Facility for revolving credit loans or the issuance of letters of credit is determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowing base is limited to $80 million, reduced by a fixed reserve, which is currently $27.9 million. We have also deposited $19.1 million in an account pledged to BofA destined to collateralize letters of credit. The amount in the collateral account can be used to increase borrowing capacity (see Debt Footnote).
          We have amended the Credit Facility to provide relief for the Fixed Charge covenant for the months of August and September 2005, and eliminated the requirement for a Fixed Charge covenant test to be performed in September and October 2005. The second amendment obtained limited availability under the facility by requiring us to have at least $12.0 million in excess fund availability at all times. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility.
          Since January 3, 2006, we have amended the Credit Facility three times to provided relief for the Fixed Charge Coverage Ratio test for November 2005 and to extend the deadline for the submission of the financial statements covering the period ending December 31, 2005. This final amendment extended the deadline for the submission of financial statements to January 26, 2006.

          On January 27, 2006, we disclosed we had not met the Fixed Charge Coverage Ratio test for the period ending December 31, 2005 and therefore are in default under the credit agreement. Additionally, we are in default with respect to the pledge of our ownership interest in EnerTech to BofA as collateral under the credit agreement.
          Bank of America does not have any obligation to make additional extensions of the credit under the credit agreement due to the existence of these defaults and, absent forbearance, has full legal right to exercise its rights and remedies under the credit agreement and related agreements. We currently have no outstanding borrowings under the revolving credit line of the credit agreement and have reimbursement obligations under letters of credit outstanding under the credit agreement in the amount of $54.6 million as of February 7, 2006.
          On January 27, 2006, we entered into a Forbearance Agreement with BofA. The forbearance agreement provides for BofA forbearance from exercising its rights and remedies under the credit agreement and related agreements. To exercise its rights, BofA may send a “blockage notice” to the trustee of our Senior Subordinated Notes preventing any payments being made on such notes by us. On January 26, 2006, BofA sent a ‘blockage notice’. Also under the forbearance agreement, BofA has no obligation to make any loans or otherwise extend any credit to us under the credit agreement. Any agreement by BofA to make any loans or otherwise extend any further credit shall be in the sole discretion of BofA.
          Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
     Amendment to Surety Pledge Agreement
          On January 17, 2006, we entered into an amendment to our surety agreements with Chubb, including a Restated Pledge Agreement and the Underwriting, Continuing Indemnity and Security Agreement. The amendment provides for Chubb’s issuance of surety bonds to support our projects in an aggregate amount of up to $20 million between the date of the amendment, January 14, 2006, and the date of any petition for relief that we may file under Chapter 11 of the United States Code (the “Bankruptcy Code”). Issuance of any surety bonds will be evaluated by Chubb on a case by case basis. No surety bond will be issued unless we provide Chubb with collateral in the form of cash or a letter of credit in an amount of not less than 50% of the penal sum of the bond to be issued.
     Senior Subordinated Notes
          We have outstanding two different issues of Senior Subordinated Notes with similar terms. The notes bear interest at 9 3 / 8 % and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. At December 30, 2004 and 2005, we have $172.9 million principal amount in outstanding Senior Subordinated Notes.
          An interest payment on the Senior Subordinated Notes was due on February 1, 2006. The Company did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment does not become an “Event of Default” until 30 days after the due date for such payment.
     Senior Convertible Notes
          On November 24, 2004, we entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of our 6.5% Senior Convertible Notes due 2014. Investors in the Senior convertible Notes agreed to a purchase price equal to 100% of the principal amount of these notes. These notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share or 15,384,615 (including the Series B notes) shares of common stock, subject to adjustment.
          On November 1, 2008, we have the option to redeem the Senior Convertible Notes, subject to certain conditions. The net proceeds from the sale of these notes were used to prepay a portion of our senior secured credit facility and for general corporate purposes. The Senior Convertible Notes, the guarantees and the shares of common stock issuable upon conversion of these notes to be offered have not been registered under the Securities Act of 1933, as amended, or any state securities laws and, unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. A default under the credit facility or the Senior Subordinated Notes resulting in acceleration that is not cured within 30 days is also a cross default under the Senior Convertible Notes.

          In addition, other events of default under the Senior Convertible Notes indenture include, but are not limited to, a change of control, the de-listing of our stock from a national exchange or the commencement of a bankruptcy proceeding.
          On February 24, 2005 and following shareholder approval, we sold $14 million in principal amount of our Series B 6.5% Senior Convertible Notes due 2014, pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Senior Convertible Notes issued by us in an initial private placement on November 24, 2004. The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ending December 31, 2004, we were required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Senior Convertible Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ending March 31, 2005. There was no mark-to-market gain or loss during the three months ending June 30, 2005. At the end of September 30, 2005, there was a mark-to-market loss of $0.1 million recorded. There was no mark-to-market gain or loss during the three months ending December 30, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the six months ending March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we recorded at March 31, 2005 a net discount of $0.8 million, which is being amortized over the remaining term of the Senior Convertible Notes.
          On January 19, 2006, the holders of the outstanding Series A and Series B 6.5% Senior Convertible Notes, delivered written notice (the “Notices”) to us alleging that a “Termination of Trading” constituting a “Fundamental Change,” each as defined under the Indenture dated as of November 24, 2004 (the “Indenture”) by and among us, the guarantors party thereto and the Bank of New York, as trustee, had occurred with respect to the Senior Convertible Notes and that, as a result, we are required to repurchase the Senior Convertible Notes on the terms and conditions specified in the Indenture. Pursuant to the Indenture, a “Termination of Trading” is deemed to have occurred if the common stock of IES, into which the Senior Convertible Notes are convertible, “is neither listed for trading on the New York Stock Exchange (the “NYSE”) or the American Stock Exchange nor approved for listing on the NASDAQ National Market or the NASDAQ SmallCap Market, and no American Depositary Shares or similar instruments for such common stock are so listed or approved for listing in the United States.” The Notices allege that a Termination of Trading occurred with respect to the Senior Convertible Notes when we were orally notified on December 15, 2005 that our common stock had been suspended from trading on the NYSE. As further described below, we do not believe that a Termination of Trading has occurred and disputes any assertion to the contrary.
          As previously disclosed by us in Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”), the NYSE on December 15, 2005 suspended trading of our common stock and informed us of the NYSE’s intent to submit an application to the SEC to de-list our common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, we appealed the NYSE’s staff’s decision by requesting a review by the designated committee of the Board of Directors of the NYSE (the “Committee”) of the staff’s determination to suspend the trading of our common stock and an oral presentation before the Committee. We believe that, until our common stock is de-listed by the NYSE after application to the SEC, which is not expected to occur prior to completion of our appeal to the Committee, our common stock has not ceased to be listed on the NYSE for purposes of determining whether a “Termination of Trading” has occurred under the Indenture. Our shares now trade over-the-counter on the pink sheets under the symbol “IESR”.

          The Notices state that we were required to provide the holders of the Senior Convertible Notes with notice of the occurrence of a Termination of Trading within 15 Business Days after December 15, 2005 and that we failed to do so. If a Termination of Trading occurred on December 15, 2005, our failure to provide notice to the holders of the Senior Convertible Notes on or about, or prior to, January 9, 2006 would constitute an Event of Default under the Indenture.
          If a Termination of Trading occurred on December 15, 2005, then pursuant to the Notices, we would have been required to repurchase the Senior Convertible Notes in cash at a purchase price equal to 100% of the principal amount of the Senior Convertible Notes held by such holders plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereon on or about, or prior to, February 7, 2006. If an Event of Default occurred as a result of our failure to deliver notice to the holders of the Senior Convertible Notes of the occurrence of a Termination of Trading, the holders of at least 25% in aggregate principal amount of the Senior Convertible Notes have the right to declare the principal amount plus accrued and unpaid interest and Liquidated Damages thereon immediately due and payable in cash.
          In either case, the amount due under the Senior Convertible Notes, including the principal amount plus accrued and unpaid interest and Liquidated Damages thereon, would be approximately $51 million, and we would not be able to make such payment when due. Pursuant to the Notices, the holders have elected to exercise their repurchase rights following a Termination of Trading and have not accelerated the obligations under the Senior Convertible Notes pursuant to an Event of Default; however, the Notices expressly reserve the holders’ rights to accelerate the Senior Convertible Notes under the terms of the Indenture. Nevertheless, we have previously announced that we are contemplating filing a consensual Chapter 11 plan of reorganization pursuant to a non-binding agreement in principle reached with an ad hoc committee, whose members hold a majority in outstanding principal amount of our Senior Subordinated Notes. The agreement in principle contemplates that the Senior Convertible Notes would be reinstated or the holders otherwise provided the full value of their Senior Convertible Note claims. See Part I, Item 2. Management’s Discussion and Analysis on Financial Condition and Results of Operations — Update on Financial Restructuring.” We do not believe that the delivery of the Notices is likely to have any impact upon the recovery of the holders of the Senior Convertible Notes in a Chapter 11 proceeding.
          There is no assurance that we will successfully complete the Restructuring contemplated by the agreement in principle, or any other Restructuring. The agreement in principle is subject to the negotiation of definitive documentation, approval by the requisite note holders and a court in a Chapter 11 proceeding and customary closing conditions. Because the agreement in principle is not binding and because there is no assurance it will be consummated, we will continue to evaluate other alternatives for reorganizing our capital structure. In addition, we may be forced by our creditors to seek the protection of federal bankruptcy law. If we consummates any Restructuring, we may do so outside of bankruptcy, in a prepackaged Chapter 11 proceeding, in a pre-arranged Chapter 11 bankruptcy proceeding or in another proceeding under federal bankruptcy law. Any Restructuring could cause the holders of IES’ outstanding securities, including our common stock, Senior Subordinated Notes and Senior Convertible Notes, to lose some or all of the value of their investment in our securities. Furthermore, such Restructuring could result in material changes in the nature of our business and material adverse changes to our financial condition and results of operations. See “Item 1A. Risk Factors.”
          If an Event of Default has occurred or occurs in the future under the Indenture, the cross-default provisions in our other debt instruments and agreements, including our senior bank credit facility, Senior Subordinated Notes and agreement with our primary surety bonding company, unless cured or waived, would result in an event of default under these instruments and agreements. In such event, the lenders under these instruments and agreements may exercise their remedies hereunder, including causing all outstanding indebtedness to accelerate and become due.
          Capitalized terms used in this section but not otherwise defined herein shall have the meanings ascribed to them in the Indenture. A copy of the Indenture is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 22, 2004.
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

          Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer or vendor has had reasonable cause to effect payment under a letter of credit. At December 31, 2005, $2.6 million of our outstanding letters of credit were to collateralize our customers and vendors.
          Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2005, $34.0 million of our outstanding letters of credit were to collateralize our insurance program.
          Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2005, our cost to complete projects covered by surety bonds was approximately $59.6 million and we utilized a combination of cash and letters of credit totaling $30.9 million to collateralize our bonding program.
          In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2005, we had invested $4.3 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2005 and December 31, 2005 was $3.1 million and $3.6 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that we believe are temporary in nature. As of December 31, 2005, the unrealized losses related to our share of the EnerTech fund amounted to approximately $0.7 million, which we believe are temporary in nature. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.
          Our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2006	2007	2008	2009	2010	Thereafter	Total

Debt obligations	$222,902	$15	$—	$—	$—	$—	$222,917
Operating lease obligations	$10,213	$7,542	$5,127	$3,526	$1,319	$1,053	$28,780
Deferred and contingent tax liabilities	$—	$13,532	$148	$368	$200	$22	$14,270
Capital lease obligations	$53	$38	$38	$3	$1	—	$133

(1) The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
          Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2006	2007	2008	2009		2010	Thereafter	Total

Standby letters of credit	$49,506	$—	$—	$—		$—	$—	$49,506
Other commercial commitments	$—	$—	$—	$650	(2)	$—	$—	$650

(2)	Balance of investment commitment in EnerTech. On October 3, 2005, we invested $450,000 in EnerTech reducing our remaining commitment to $650,000.

OUTLOOK
          As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Update on Financial Restructuring”, our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ending September 30, 2005 included in our Form 10-K as a result of our operating losses during fiscal 2005, our non-compliance with certain debt covenants as of September 30, 2005 and our potential non-compliance with certain debt covenants subsequent to September 30, 2005. Each of the efforts that we are currently undertaking to address this uncertainty, including the Restructuring and implementation of our Successful Projects process is expected to have an impact on our liquidity and capital resources.
          We expect that any restructuring of our capital structure would de-lever, and therefore strengthen, our balance sheet, including the proposed Restructuring set forth in our non-binding agreement in principle with the ad hoc committee of noteholders described above. The proposed Restructuring, if consummated, would result in our $172.9 million principal amount Senior Subordinated Notes being exchanged for common stock, and for the reinstatement or refinancing of our $50 million principal amount Senior Convertible Notes and our bank credit facility. In addition, as described above, the agreement in principle contemplates that our customers, vendors and trade creditors would not be impaired by the Restructuring and would be paid in full in the ordinary course of business. Our liquidity may not improve or may be adversely affected, however, until our Restructuring is consummated. There is no certainty as to when or if any Restructuring will be consummated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the proposed Restructuring. See “Item 1A. Risk Factors”.
          While we expect to reach consensual agreement with the holders of our $50 million Senior Convertible Notes or refinance their indebtedness, we may be de-listed from the NYSE. If our common stock is de-listed from the NYSE and we have not reached agreement with these noteholders, the holders of our Senior Convertible Notes would have the right, beginning 35 business days after de-listing, to put their notes back to us. We would likely not be able to pay the principal and accrued interest on those notes if put to us. Additionally, our credit facility restricts our ability to repurchase these notes. Our inability to repurchase these notes and the limitations in our credit facility to repurchase these notes could affect the success of any plan of reorganization contemplated by us without an agreement with the holders of the Senior Convertible Notes. Absent an agreement with the holders of the Senior Convertible Notes to any Chapter 11 plan that may be filed, we would seek to reinstate their notes or give them property equal to the full value of their note claims. We do not presently have an agreement with any of the holders of the Senior Convertible Notes to the agreement in principle or any other proposed restructuring plan. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Senior Convertible Notes.
          On January 27, 2006, IES entered into a Forbearance Agreement (“Forbearance Agreement”) with BofA in connection with the Credit Facility. The Forbearance Agreement provided for BofA’s forbearance from exercising its rights and remedies under the Credit Facility and related agreements from January 27, 2006 through the earliest to occur of (i) 5:00 p.m. (Dallas, Texas time) on February 28, 2006 or (ii) the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs. Notwithstanding the forbearance, on January 26, 2006 BofA sent a “blockage notice” to the Senior Subordinated Notes Indenture Trustee preventing any payments from being made on such notes. Lastly, under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to the Company under the Credit Facility. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.
          Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement, dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
          An interest payment of approximately $8.1 million on the Senior Subordinated Notes was due on February 1, 2006. We did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment does not become an “Event of Default” until 30 days after the due date for such payment.
          Our debt instruments and agreements, including the Credit Facility, the Senior Subordinated Notes, the Senior Convertible Notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under each of the others. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” we have classified the long-term portion of senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to the defaults under the Credit Facility and the potential for cross-defaults described above.
          We expect to generate cash flow from operations and borrowings under our credit facility. Our cash flows from operations tend to track with the seasonality of our business and historically have improved in the latter part of our fiscal year. We anticipate that these combined cash flows including those resulting from successful completion of the proposed Restructuring will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We currently expect revenues of $0.90 billion to $0.95 billion, operating income of $9 million to $12 million, and EBITDA of $16 million to $19 million for fiscal 2006 before considering any costs related to the Restructuring. Our projections have been revised lower as compared to the projections previously disclosed in our annual report on Form 10-K due to uncertainty related to the Restructuring and its impact on our business in the near term. We expect capital expenditures of approximately $6.0 million for the fiscal year ending September 30, 2006. Our ability to generate cash flow is dependent on our successful completion of the proposed Restructuring and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements”.
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

INFLATION
          Due to the relatively low levels of inflation experienced in fiscal 2002 and 2003, inflation did not have a significant effect on our results in those fiscal years or on any of the acquired businesses during similar periods. During fiscal 2004 and 2005, however, we experienced significant increases in the commodity prices of copper products, steel products and fuel. We expect to experience continued fluctuations in commodity prices in fiscal 2006. Over the long-term, we expect to be able to pass these increased costs to our customers.
RECENT ACCOUNTING PRONOUNCEMENTS
          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost is shown as an expense in the consolidated statements of operations. This statement was effective for the Company beginning on October 1, 2005. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. The Company adopted SFAS No. 123(R) using the “modified prospective” method. As discussed above, the Company prior to October 1, 2005, accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for stock option awards and stock issued pursuant to its Employee Stock Purchase Plan (ESPP). Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on our reported results of operations and cash flows; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented in Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. See further discussion in Note 2 to the financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. As of December 31, 2005, there were no borrowings outstanding under our credit facility and outstanding borrowings under our senior convertible notes was $50.0 million. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Notes that would settle in cash because shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark to market gain or loss during the three months ended June 30, 2005. During the quarter ending September 30, 2005 there was a mark to market loss of $0.1 million recorded. There was no mark to market gain or loss during the three months ended December 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the three months ended December 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models.

At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we recorded at March 31, 2005 a net discount of $0.8 million which is being amortized over the remaining term of the Notes. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices. We did not cause a registration statement to become effective on or before November 23, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% per annum.
          As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations and their indicated fair market value at December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

Liabilities—Debt:
Fixed Rate (senior subordinated notes)	$172,885	$—	$—	$—	$—	$—	$172,885
Fixed Interest Rate	9.375%	—	—	—	—	—	9.375%
Fixed Rate (senior convertible notes)	$50,000	$—	$—	$—	$—	$—	$50,000
Fixed Interest Rate	6.5%	—	—	—	—	—	6.5%
Fair Value of Debt:
Fixed Rate (senior subordinated notes)							$102,867
Fixed Rate (senior convertible notes)							$49,229

ITEM 4. CONTROLS AND PROCEDURES
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation and the material weakness identified below, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of December 31, 2005.
     The conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, was based on the identification of a material weakness in internal controls as of September 30, 2005, for which remediation is still ongoing.
(b) Update on Internal Control Over Financial Reporting.
     Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, it used the framework entitled “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of the COSO framework applied to Integrated Electrical Services, Inc.’s internal control over financial reporting, and the identification of a material weakness related to the Company’s year-end financial statement close process with respect to controls over certain non-routine financial reporting procedures, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005.

     This material weakness resulted, at least in part, from high turnover in an already limited corporate finance and accounting staff and the significant demands placed on that accounting staff. While the accounting staff was increased significantly, many of the new staff members were not added until late in the year, with several being added subsequent to September 30, 2005 and having not been through even a month-end close prior to the year end close. Much of the learning required to complete the close was done while working on the year-end close. This led to time pressures in delivering support to our auditors and resulted in many post closing entries. We have also had several vacancies in Regional Controller positions during fiscal 2005. These vacancies were filled subsequent to September 30, 2005.
     To remediate this material weakness, we expect to execute the following plan:
•	Provide additional training and education for the recent additions in the finance department.

•	Fill the vacant Regional Controller positions. These vacancies have been filled.

•	Provide more detailed structure and evaluation of the Regional Controller function.

•	Continue the review and monitoring of the accounting department structure and organization, both in terms of size and expertise.

•	Continue review, testing and monitoring of the internal controls with respect to the operation of the Company’s financial reporting and close processes.
     At December 31, 2005 the Company believes that the additional steps identified above will serve to remediate the identified material weakness. This remediation is ongoing at December 31, 2005 and this represents the only changes to the Company’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Integrated Electrical Services, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
          On December 21, 2005, the Court held a telephonic hearing relating to the motion to dismiss. On January 10, the Court issued a memorandum and order dismissing with prejudice all claims filed against the Defendants. Plaintiff in the securities class action filed its notice of appeal on February 2, 2006. No dates for briefing the appeal have yet been set or determined. The Company intends to vigorously contest this action. An adverse outcome in this action could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
          Radek v. Allen, et al., No. 2004-48577; in the 113th Judicial District Court, Harris County, Texas: On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and making common law claims against the individual defendants for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On September 16, 2005, defendants filed special exceptions or, alternatively, a motion to stay the derivative action. On November 11, 2005, Plaintiff filed a response to defendants’ special exceptions and motion to stay. . A hearing on defendants’ special exceptions and motion to stay took place on January 9, 2006. Following that hearing, the parties submitted supplemental briefing relating to the standard for finding director self-interest in a derivative case. Defendants also advised the Court that the class action had been dismissed with prejudice. The Court has not yet ruled on the special exceptions. The Company intends to vigorously contest this action. An adverse outcome in this action could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
          Florida Power & Light Company vs. Qualified Contractors, Davis Electrical Contractors, Inc., et.al. Case No. 04-80505, United States District Court for the Southern District of Florida, Miami Division: This is a property damage claim arising out of installation of electrical and pipe fitting work performed on a turbine construction project at a power plant. After the Company subsidiary completed the project there was a failure at one of the turbines resulting in damage to the turbines alleged to be approximately $9.2 million. A bench trial began on January 19 and is expected to conclude early February. The company does not believe it is liable for any of the damages and that even if held liable is insured for amounts in excess of any potential verdict The Company intends to vigorously contest this action. An adverse outcome in this action could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

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
          Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152: On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to -sue letter per her request. IES will vigorously contest any claim of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on consolidated financial condition and cash flows.
          We are involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of any of these proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us, in our opinion, these proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations
ITEM 1A. RISK FACTORS
          The factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “10-K”) are hereby modified and supplemented by the risks described below. Your should carefully consider the risks described below in addition to those set forth in the 10-K, as well as the other information included in this document. Our business, results of operations and/or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.
Holders of our Equity Securities and Certain of our Unsecured Debt Obligations May Lose a Significant Portion of the Value of Their Investment.
          The terms of the Restructuring or any reorganization plan ultimately confirmed in a Chapter 11 Bankruptcy proceeding can affect the value of our various pre-petition liabilities, including, without limitation, IES common stock, senior convertible notes, senior subordinated notes and other securities. No assurance can be given as to what values, if any, will be ascribed in any bankruptcy proceedings to each of these securities. A plan of reorganization could result in holders of the liabilities and the securities of the Company receiving no value, minimal value or speculative value for their interests.
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
          Because the agreement in principle for the proposed Restructuring is not binding and because there is no assurance it will be consummated, we continue to evaluate other alternatives for restructuring our capital structure. The uncertainty as to whether, how and when our restructuring may be consummated may cause concern in the marketplace among customers or vendors. If that concern results in the changing of payment or credit terms to us or our subsidiaries then our results from operations may be significantly affected. If a sufficient percentage of such constituencies were to make changes the Company may be forced to seek protection of the federal bankruptcy laws to manage the exposure. If we consummate any restructuring, we may do so outside of bankruptcy, or in a pre-arranged Chapter 11 proceeding or in another proceeding under federal bankruptcy law.

Any bankruptcy proceeding involves uncertainties and risks including the potential to involve more contested issues with creditors and other parties in interest and result in significantly increased administrative expenses, a negative impact on cash flow due to weakened trade and customer relations and a corresponding reduction in the consideration received by holders of unsecured or undersecured claims. Any of these alternatives may be potentially materially adverse to the holders of our common stock and our other securities, including our senior convertible notes and our senior subordinated notes, and may cause holders of our common stock and our other securities to lose a significant portion of the value of their investment in us.
If we are unable to service or refinance our indebtedness, we may need to seek protection from our creditors under federal bankruptcy laws.
          We have a substantial amount of indebtedness outstanding under our senior subordinated notes, senior convertible notes and credit facility. If we are unable to service our indebtedness or refinance our indebtedness on acceptable terms, it may be necessary for us to seek protection from our creditors under federal bankruptcy laws unless we reach an agreement with our creditors to the proposed Restructuring plan or to another mutually agreeable restructuring plan. We cannot assure you that we will be able to consummate a restructuring plan on terms acceptable to us or at all. Our last interest payment on our senior subordinated notes was due on February 1, 2006, on which date we owed approximately $8.1 million in accrued interest to the holders of these notes, and we did not make this interest payment. The failure to make this interest payment will result in an event of default if uncured within 30 days. It has been necessary for us to seek amendments of our new credit facility in order to avoid our non-compliance with the fixed coverage ratio set forth in the agreement relating to our credit facility. As of January 27, 2006, we were in default under the credit facility. We entered into a forbearance agreement with BofA pursuant to which BofA has agreed not to exercise any rights and remedies it may have under the credit facility documents. A default under the credit facility that is not cured or waived within 30 days would also result in defaults under our senior subordinated notes and senior convertible notes, which would cause the outstanding indebtedness under the new credit facility, senior subordinated notes and senior convertible notes to accelerate and become due. It would also be a default under our agreement with our primary surety bonding company. We do not have the necessary cash to repay our indebtedness if it were to become due and would likely have to seek protection from our creditors under federal bankruptcy laws unless we reach an agreement with our creditors to the proposed Restructuring plan or to another mutually agreeable restructuring plan. Filing of bankruptcy would also be a “Fundamental Change” under our senior convertible notes. Please see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” Whether or not we file for protection in connection with a pre-arranged bankruptcy proceeding or otherwise, it is likely that the current holders of our equity securities will lose a significant portion of their value as a result of the dilution that will result from the claims of our more senior stakeholders.
The Class Action Litigation
          In the 10-K, we included the risk captioned: “The Class Action Securities Litigation if continued or decided against us could have a material adverse effect.” Between August 20, 2004 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its existing and former officers and directors. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation. The plaintiffs allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. On January 10, 2006, the district court dismissed the lawsuit, with prejudice. Plaintiff in the securities class action filed its notice of appeal on February 2, 2006. No dates for briefing the appeal have yet been set or determined. We believe there is no merit to the claims, which belief is supported by the recent dismissal with prejudice, we believe any securities litigation claim held by these plaintiffs ultimately would not be recoverable against IES.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Issuer Purchases of Equity Securities(1)

			(c) Total Number	(d) Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	(a) Total Number	(b) Average	Announced	Yet Be
	of Shares	Price Paid Per	Plans or	Purchased
Period	Purchased	Share	Programs	Under the Plan
	(Amounts in thousands, except per share amounts)
October 1, 2005—October 31, 2005	—	$—	—	$8,353
November 1, 2005—November 30, 2005	—	—	—	8,353
December 1, 2005—December 31, 2005	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The table does not include 19,341 shares withheld to satisfy tax withholding requirements relating to restricted stock issued pursuant to the 1999 Plan which vested on December 1, 2005. The average price of these shares was $0.58.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Credit Facility
          On January 3, 2006, we entered into an amendment, effective as of December 30, 2005, to the Credit Facility with Bank of America, N.A. (“BofA”). The amendment eliminates the Fixed Charge Coverage Ratio test for the period ending November 30, 2005 and provides that the test for the period ending December 31, 2005 will not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provides a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ending September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the period ending December 31, 2005 to January 26, 2006.
          As of January 26, 2006, the Company failed to meet the Fixed Charge Coverage Ratio for the period ending December 31, 2005, constituting an event of default under the Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as Collateral under the Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Facility and had full legal right to exercise its rights and remedies under the Credit Facility and related agreements.
          On January 27, 2006, IES entered into a Forbearance Agreement (“Forbearance Agreement”) with BofA in connection with the Credit Facility. The Forbearance Agreement provided for BofA’s forbearance from exercising its rights and remedies under the Credit Facility and related agreements from January 27, 2006 through the earliest to occur of (i) 5:00 p.m. (Dallas, Texas time) on February 28, 2006 or (ii) the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs. Notwithstanding the forbearance, on January 26, 2006 BofA sent a “blockage notice” to the Senior Subordinated Notes Indenture Trustee preventing any payments from being made on such notes. Lastly, under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to the Company under the Credit Facility. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.
          Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement, dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
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
          On February 24, 2004 and following shareholder approval, we sold $14 million in principal amount of our Series B 6.5% Senior Convertible Notes due 2014 pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Senior Convertible Notes issued by the us in an initial private placement on November 24, 2004. The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities , (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-

19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark-to-market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark-to-market gain or loss during the three months ended June 30, 2005. During the quarter ending September 30, 2005 there was a mark to market loss of $0.1 million recorded. There was no mark-to-market gain or loss during the three months ended December 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ended December 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we recorded at March 31, 2005 a net discount of $0.8 million which is being amortized over the remaining term of the Notes. We did not cause a registration statement to become effective on or before November 23, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% per annum.
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
          On January 19, 2006, the holders of the outstanding Series A and Series B 6.5% Senior Convertible Notes, delivered written notice (the “Notices”) to the Company alleging that a “Termination of Trading” constituting a “Fundamental Change,” each as defined under the Indenture dated as of November 24, 2004 (the “Indenture”) by and among the Company, the guarantors party thereto and the Bank of New York, as trustee, had occurred with respect to the Senior Convertible Notes and that, as a result, the Company is required to repurchase the Senior Convertible Notes on the terms and conditions specified in the Indenture. Pursuant to the Indenture, a “Termination of Trading” is deemed to have occurred if the common stock of the Company into which the Senior Convertible Notes are convertible “is neither listed for trading on the New York Stock Exchange (the “NYSE”) or the American Stock Exchange nor approved for listing on the Nasdaq National Market or the Nasdaq SmallCap Market, and no American Depositary Shares or similar instruments for such common stock are so listed or approved for listing in the United States.” The Notices allege that a Termination of Trading occurred with respect to the Senior Convertible Notes when the Company was orally notified on December 15, 2005 that its common stock had been suspended from trading on the NYSE. As further described below, the Company does not believe that a Termination of Trading has occurred and disputes any assertion to the contrary.
          As previously disclosed by the Company in Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”), the NYSE on December 15, 2005 the NYSE suspended trading of the Company’s common stock and informed the Company of the NYSE’s intent to submit an application to the SEC to de-list the Company’s common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, the Company appealed the NYSE’s staff’s decision by requesting a review by the designated committee of the Board of Directors of the NYSE (the “Committee”) of the staff’s determination to suspend the trading of the Company’s common stock and an oral presentation before the Committee. The Company believes that, until its common stock is de-listed by the NYSE after application to the SEC, which is not expected to occur prior to completion of the Company’s appeal to the Committee, the Company’s common stock has not ceased to be listed on the NYSE for purposes of determining whether a “Termination of Trading” has occurred under the Indenture.
          The Notices state that the Company was required to provide the holders of the Senior Convertible Notes with notice of the occurrence of a Termination of Trading within 15 Business Days after December 15, 2005 and that the Company failed to do so. If a Termination of Trading occurred on December 15, 2005, the Company’s failure to provide notice to the holders of the Senior Convertible Notes on or about, or prior to, January 9, 2006 would constitute an Event of Default under the Indenture.

          If a Termination of Trading occurred on December 15, 2005, then pursuant to the Notices, the Company would have been required to repurchase the Senior Convertible Notes in cash at a purchase price equal to 100% of the principal amount of the Notes held by such holders plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereon on or about, or prior to, February 7, 2006. If an Event of Default occurred as a result of the Company’s failure to deliver notice to the holders of the Senior Convertible Notes of the occurrence of a Termination of Trading, the holders of at least 25% in aggregate principal amount of the Senior Convertible Notes have the right to declare the principal amount plus accrued and unpaid interest and Liquidated Damages thereon immediately due and payable in cash.
          In either case, the amount due under the Senior Convertible Notes, including the principal amount plus accrued and unpaid interest and Liquidated Damages thereon, would be approximately $51 million, and the Company would not be able to make such payment when due. Pursuant to the Notices, the holders have elected to exercise their repurchase rights following a Termination of Trading and have not accelerated the obligations under the Senior Convertible Notes pursuant to an Event of Default; however, the Notices expressly reserve the holders’ rights to accelerate the Senior Convertible Notes under the terms of the Indenture. Nevertheless, the Company’s contemplated restructuring provides that the Senior Convertible Notes would be reinstated or the holders otherwise provided the full value of their Senior Convertible Note claims. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Financial Restructuring”. The Company does not believe that the delivery of the Notices is likely to have any impact upon the recovery of the holders of the Senior Convertible Notes in a Chapter 11 proceeding. There is no assurance that the Company will successfully complete their contemplated restructuring, or any other restructuring. See “Item 1A. Risk Factors.”
     Senior Subordinated Notes
          An interest payment of approximately $8.1 million on the Senior Subordinated Notes was due on February 1, 2006. The Company did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment does not become an “Event of Default” until 30 days after the due date for such payment.
     Cross-Default Provisions
          Our debt instruments and agreements, including the Credit Facility, the Senior Subordinated Notes, the Senior Convertible Notes and our agreement with our primary surety bonding company, contain cross-default provisions whereby an uncured and unwaived event of default under one will result in an event of default under each of the others. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor,” we have classified the long-term portion of senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to the defaults under the Credit Facility and the potential for cross-defaults described above.

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

Integrated Electrical Services, Inc.

Date: February 9, 2006	By:	/S/ David A. Miller

David A. Miller
Senior Vice President
and Chief Financial Officer

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer