Form 10-Q
period 2006-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2006-05-10
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ NO ☐
     The number of shares outstanding as of May 8, 2006 of the issuer’s common stock was 36,795,336 and of the issuer’s restricted voting common stock was 2,605,709.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	the Company’s inability to consummate the confirmed plan of reorganization in a timely manner or at all;

•	the Company’s inability to negotiate acceptable terms of and enter into credit or bonding facilities;

•	high costs associated with the Company’s anticipated exit from bankruptcy;

•	potential difficulty in fulfilling the restrictive terms of, and the high cost of, the Company’s credit facilities and term loan to be entered into in connection with the Company’s anticipated exit from bankruptcy;

•	the Company’s ability to continue as a going concern;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements which is not waived or rectified;

•	limitations on the availability of sufficient credit to fund working capital;

•	limitations on the availability and the increased costs of surety bonds required for certain projects;

•	inability to reach agreements with the Company’s surety companies to provide sufficient bonding capacity;

•	risk associated with failure to provide surety bonds on jobs where the Company has commenced work or is otherwise contractually obligated to provide surety bonds;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing a material weakness in the Company’s internal controls that has been identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, seasonality and differing regional economic conditions;

•	general economic and capital markets conditions, including fluctuations in interest rates;

•	inaccurate estimates used in entering into and executing contracts;

•	inaccuracies in estimating revenue and percentage of completion on contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians, steel, copper and gasoline;

•	accidents resulting from the numerous physical hazards associated with the Company’s work;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation or shareholder derivative action now pending;

•	litigation risks and uncertainties, including in connection with the ongoing SEC investigation;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	difficulties in integrating new types of work into existing subsidiaries;

•	inability of the Company to incorporate new accounting, control and operating procedures;

•	the loss of productivity, either at the corporate office or operating level;

•	disruptions or inability to effectively manage internal growth or consolidations;

•	distraction of management and costs associated with the Company’s restructuring efforts, including its Chapter 11 filings;

•	recent adverse publicity about the Company, including its Chapter 11 filing;

•	IES shares being delisted from the NYSE and the inability to have its shares listed on NASDAQ or other national exchange;

•	the residual effect with customers and vendors from the bankruptcy process leading to less work or less favorable delivery or credit terms;

•	the delayed effect of fewer or smaller new projects awarded to the Company during the bankruptcy and its effect on future financial results;

•	the lowered efficiency and higher costs associated with projects at subsidiaries that the Company has determined to wind down or close;

•	the loss of employees during the bankruptcy process and the winding down of subsidiaries; and

•	distraction of management time in winding down and closing subsidiaries.
     You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part II. Item 1A. of this report under the heading “Risk Factors,” and in our annual report on Form 10-K for the year ended September 30, 2005, could cause future outcomes to differ materially from those expressed in such forward looking statements. We undertake no obligation to publicly update or revise information concerning the Company’s restructuring efforts, borrowing availability, or its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30,	March 31,
	2005	2006
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$18,134
Restricted cash	9,596	20,060
Accounts receivable:
Trade, net of allowance of $3,912 and $4,483, respectively	180,305	164,032
Retainage	48,246	41,286
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	22,447
Inventories	22,563	23,579
Prepaid expenses and other current assets	24,814	26,837
Assets held for sale associated with discontinued operations	14,017	258

Total current assets	352,568	316,633
PROPERTY AND EQUIPMENT, net	24,426	21,785
GOODWILL	24,343	24,343
OTHER NON-CURRENT ASSETS	15,035	7,036

Total assets	$416,372	$369,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$25
Accounts payable and accrued expenses	120,812	117,260
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	26,398
Liabilities related to assets held for sale associated with discontinued operations	4,825	51
Senior convertible notes, net (subject to compromise)	50,691	50,000
Senior subordinated notes, net (subject to compromise)	173,134	172,885

Total current liabilities	385,255	366,619
LONG-TERM DEBT, net of current maturities	27	142
OTHER NON-CURRENT LIABILITIES	15,231	15,768

Total liabilities	400,513	382,529

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 and 39,042,426 shares issued, respectively	390	390
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,416,377 and 2,254,590 shares, respectively	(13,022)	(11,681)
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	429,059
Retained deficit	(401,348)	(430,526)

Total stockholders’ equity (deficit)	15,859	(12,732)

Total liabilities and stockholders’ equity (deficit)	$416,372	$369,797

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Six Months Ended
	March 31,
	2005	2006
	(Unaudited)
Revenues	$534,323	$504,256
Cost of services	469,879	438,424

Gross profit	64,444	65,832
Selling, general and administrative expenses	69,924	68,895

Income (loss) from operations	(5,480)	(3,063)

Reorganization items (Note 1)	—	12,111
Other (income) expense:
Interest expense, net	13,285	13,467
Other expense, net	580	338

	13,865	13,805

Loss from continuing operations before income taxes	(19,345)	(28,979)
Provision for income taxes	664	511

Net loss from continuing operations	(20,009)	(29,490)

Discontinued operations (Note 2)
Income (loss) from discontinued operations (including gain (loss) on disposal of $(236) and $465, respectively)	(10,514)	511
Provision for income taxes	311	199

Net income (loss) from discontinued operations	(10,825)	312

Net loss	$(30,834)	$(29,178)

Basic earnings (loss) per share:
Continuing operations	$(0.51)	$(0.75)

Discontinued operations	$(0.28)	$0.01

Total	$(0.79)	$(0.74)

Diluted earnings (loss) per share:
Continuing operations	$(0.51)	$(0.75)

Discontinued operations	$(0.28)	$0.01

Total	$(0.79)	$(0.74)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	39,033,601	39,316,704

Diluted	39,033,601	39,316,704

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
Revenues	$268,920	$245,202
Cost of services	238,430	216,237

Gross profit	30,490	28,965
Selling, general and administrative expenses	35,158	35,963

Income (loss) from operations	(4,668)	(6,998)

Reorganization items (Note 1)	—	12,111
Other (income) expense:
Interest expense, net	4,441	7,585
Other (income) expense, net	485	391

	4,926	7,976

Loss from continuing operations before income taxes	(9,594)	(27,085)

Provision for income taxes	365	300

Net loss from continuing operations	(9,959)	(27,385)

Discontinued operations (Note 2)
Income (loss) from discontinued operations (including gain (loss) on disposal of $(103) and $11, respectively)	(2,961)	5

Provision for income taxes	306	—

Net income (loss) from discontinued operations	(3,267)	5

Net loss	$(13,226)	$(27,380)

Basic earnings (loss) per share:
Continuing operations	$(0.26)	$(0.70)

Discontinued operations	$(0.08)	$0.00

Total	$(0.34)	$(0.70)

Diluted earnings (loss) per share:
Continuing operations	$(0.26)	$(0.70)

Discontinued operations	$(0.08)	$0.00

Total	$(0.34)	$(0.70)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	39,149,769	39,384,545

Diluted	39,149,769	39,384,545

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

			Restricted Voting				Unearned	Additional		Total
	Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
BALANCE, September 30, 2005	39,024,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock (unaudited)	18,217	—	—	—	—	—	—	26	—	26
Vesting of restricted stock (unaudited)	—	—	—	—	161,787	1,341	—	(1,341)	—	—
Adoption of SFAS 123R (unaudited)	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	561	—	561
Net loss (unaudited)	—	—	—	—	—	—	—	—	(29,178)	(29,178)

BALANCE, March 31, 2006 (unaudited)	39,042,426	$390	2,605,709	$26	2,254,590	$(11,681)	$—	$429,059	$(430,526)	$(12,732)

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	March 31,
	2005	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,834)	$(29,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	10,825	(312)
Bad debt expense	1,213	2,382
Deferred financing cost amortization	1,691	5,173
Depreciation and amortization	5,581	3,516
Impairment of long-lived assets	70	359
Impairment of goodwill	596	—
Loss on sale of property and equipment	(45)	106
Non-cash compensation expense	623	587
Non-cash interest charge for embedded conversion option	734	—
Reorganization items	—	3,960
Equity in losses of investment	571	—
Deferred income tax expense	680	551
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	13,629	22,106
Inventories	(1,855)	(1,016)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,187)	2,231
Prepaid expenses and other current assets	(9,450)	(2,023)
Other non-current assets	286	(225)
Accounts payable and accrued expenses	(5,564)	1,867
Billings in excess of costs and estimated earnings on uncompleted contracts	2,481	(9,363)
Other current liabilities	(299)	—
Other non-current liabilities	(499)	539

Net cash (used in) continuing operations	(11,753)	1,260
Net cash provided by discontinued operations	8,648	2,326

Net cash provided by (used in) operating activities	(3,105)	3,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	299	225
Investments in securities	(400)	(450)
Purchases of property and equipment	(1,690)	(1,514)
Changes in restricted cash	—	(10,464)

Net cash used in investing activities of continuing operations	(1,791)	(12,203)
Net cash provided by investing activities of discontinued operations	23,594	5,805

Net cash provided by (used in) investing activities	21,803	(6,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	9,772	21
Borrowings on Senior Convertible Notes	50,228	—
Repayments of debt	(65,589)	(21)
Issuance of common stock	40	—
Payments for debt issuance costs	(3,876)	(1,409)
Payments for debt restructure costs	—	(5,994)
Proceeds from issuance of stock under employee stock purchase plan	254	—
Proceeds from exercise of stock options	625	—

Net cash used in financing activities of continuing operations	(8,546)	(7,403)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Net cash used in financing activities	(8,546)	(7,403)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,152	(10,215)

CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349

CASH AND CASH EQUIVALENTS, end of period	$32,384	$18,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$9,811	$2,953
Income taxes	644	966
Assets acquired under capital lease	—	111
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,226)	$(27,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	3,267	(5)
Bad debt expense	557	2,021
Deferred financing cost amortization	1,691	4,565
Depreciation and amortization	3,102	1,834
Impairment of long-lived assets	—	359
Loss on sale of property and equipment	(10)	147
Non-cash compensation expense	413	147
Non-cash interest charge for embedded conversion option	(1,942)	—
Reorganization items	—	3,960
Equity in losses of investment	307	—
Deferred income tax expense	497	545
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	7,380	11,798
Inventories	(225)	(279)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,358)	1,035
Prepaid expenses and other current assets	466	(434)
Other non-current assets	37	955
Accounts payable and accrued expenses	13,009	8,568
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,181)	(5,655)
Other current liabilities	(344)	51
Other non-current liabilities	161	(204)

Net cash provided by (used in) continuing operations	6,601	2,028
Net cash provided by (used in) discontinued operations	143	(4)

Net cash provided by (used in) operating activities	6,744	2,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	243	160
Investments in securities	(400)	—
Purchases of property and equipment	(783)	(577)
Changes in restricted cash	—	(970)

Net cash used in investing activities of continuing operations	(940)	(1,387)
Net cash provided by investing activities of discontinued operations	12,091	—

Net cash provided by (used in) investing activities	11,151	(1,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	(228)	21
Borrowings on Senior Convertible Notes	14,228	—
Repayments of debt	(29,888)	—
Payments for debt issuance costs	(1,196)	(1,409)
Payments for debt restructure costs	—	(5,994)
Proceeds from issuance of stock under employee stock purchase plan	254	—
Proceeds from exercise of stock options	392	—

Net cash used in financing activities of continuing operations	(16,438)	(7,382)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Net cash used in financing activities	(16,438)	(7,382)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,457	(6,745)

CASH AND CASH EQUIVALENTS, beginning of period	30,927	24,879

CASH AND CASH EQUIVALENTS, end of period	$32,384	$18,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$8,692	$529
Income taxes	367	514
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
1. OVERVIEW
     Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States including Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and Article 10 of Regulation S-X in accordance with interim SEC rules. They do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s annual report for the year ended September 30, 2005, filed on Form 10-K with the Securities and Exchange Commission.
     SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, (3) apply “fresh start” accounting rules upon emergence from bankruptcy which is expected to be May 2006.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Actual operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
Update on Financial Restructuring
     Voluntary Reorganization Under Chapter 11
     On February 14, 2006 (the “Commencement Date”), the Company and all of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The Bankruptcy Court is jointly administering these cases as “In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11.”
      Since the Commencement Date, the Debtors have continued to operate their businesses and manage their properties as debtors in possession in accordance with Sections 1107(a) and 1108 of the Bankruptcy Code. On February 27, 2006, the United States Trustee appointed a committee authorized by the Bankruptcy Code, and appointed by the Bankruptcy Court, to represent the interest of the Company’s unsecured creditors (“Official Committee of Unsecured Creditors”). On March 8, 2006, the United States Trustee appointed a committee authorized by the Bankruptcy Code, and appointed by the Bankruptcy Court, to represent the Interest of the Company’s shareholders and other equity interest holders (“Official Equity Holders Committee”).
     On the Commencement Date, the Debtors filed the required documents with the Bankruptcy Court on the plan of reorganization which sets the intended plan of reorganization (“Joint Plan of Reorganization”) and the related informational disclosures (“Disclosure Statement”) with the Bankruptcy Court. On March 10, 2006, the Debtors filed an amendment to the Joint Plan of Reorganization and the related Disclosure Statement (“First Amended Disclosure Statement”) which set out additional information updating the prior Disclosure Statement. On March 10, 2006, the Bankruptcy Court approved the adequacy of information in the First Amended Disclosure Statement. On March 17, 2006, the Debtors filed a second amendment to the Joint Plan of Reorganization (the “Plan”) and the related second amendments to the Disclosure Statement, each of which were distributed, along with ballots, to creditors and equity interest holders entitled to vote on the Plan.
     On April 26, 2006, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Plan. The effective date of the Plan is expected to be in the first half of May 2006 (the “Effective Date”). The Plan was filed as Exhibit 2.1 to the Company’s current report on Form 8-K, filed on April 28, 2006. Capitalized terms used in this section but not defined herein shall have the meaning set for in the Plan.

     The Plan of Reorganization
     The primary purpose of the Plan is to complete a restructuring of the capital structure of the Company (the “Restructuring”) to improve free cash flow, strengthen the balance sheet and enhance surety bonding capacity. Currently, the Company has a substantial amount of debt outstanding under the Senior Subordinated Notes and the Senior Convertible Notes. If the Company is not able to complete the Restructuring, they will likely have to put together an alternative plan. In management’s opinion the financial condition and the value of the securities are likely to be further affected negatively and materially.
     The Restructuring will reduce the amount of our outstanding debt by approximately $172.9 million plus accrued and unpaid interest by converting all of the Senior Subordinated Notes into equity through the transfer of Senior Subordinated Note claims in exchange for a portion of shares of common stock in the reorganized company (“New IES Common Stock”). Following completion of the Restructuring, long-term debt is expected to be approximately $61.3 million, made up of approximately $53 million borrowed and outstanding under the term loan effective on the date exiting bankruptcy (the “Term Exit Credit Facility”) and approximately $8.3 million borrowed and outstanding under a revolving exit facility (the “Revolving Exit Credit Facility”). Among other things, in accordance with the Plan:
(i)	Each holder of the Senior Subordinated Notes will receive, in exchange for its total claim (including principal and interest), a pro rata portion of 82% of the New IES Common Stock to be issued in accordance to the Plan, before the effects of the options to be issued in the reorganized company (“New Options”) issued in accordance with the Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).

(ii)	Each holder of the Company’s common stock will receive a pro rata portion of 15% of the New IES Common Stock to be issued in accordance with the Plan, before the effect of the New Options issued in accordance with the 2006 Equity Incentive Plan.

(iii)	Certain members of management will receive restricted shares of New IES Common Stock equal to 3% of the New IES Common Stock to be issued in accordance to the Plan, before the effect of the New Options issued in accordance with the 2006 Equity Incentive Plan.

(iv)	On the Effective Date, the equity interests would be made up of New IES Common Stock issued to the holders of Senior Subordinated Notes, holders of the Company’s common stock and certain members of management and New Options to be issued to certain key employees in accordance with the 2006 Equity Incentive Plan, which will be exercisable for up to 10% of the New IES Common Stock on a fully diluted basis.

(v)	The Company’s obligations under certain existing operating leases and trade credit extended to the Company by its vendors and suppliers, would not be impaired.

(vi)	On the Effective Date, the Company will enter into a revolving exit credit facility.

(vii)	The $50 million in outstanding Senior Convertible Notes and related guarantees by the Company’s domestic subsidiaries (“IES Subsidiary Guarantees”) will be refinanced from the proceeds of the Term Exit Credit Facility.

(viii)	On the Commencement Date, the Company filed motions to approve a debtor in possession bonding facility with Chubb (“Chubb DIP Bonding Facility”) and SureTec Insurance Company (“SureTec DIP Bonding Facility”), including the assumption of the underlying bonded contracts. The motions were approved on an interim basis by the Bankruptcy Court on February 15, 2006 and on a final basis on March 13, 2006. Additionally, a debtor in possession bonding facility with Scarborough (“Scarborough DIP Bonding Facility”) was approved on a final basis on March 13, 2006. On the Effective Date, the claims of the Company’ sureties, Chubb, SureTec and Scarborough, if any, will be reinstated under the Plan.

  Conditions to the Effective Date
     The following are conditions which must be satisfied or waived in a accordance with Article 9.04 of the Plan:
(i)	The Confirmation Order has to be entered by the Bankruptcy Court.

(ii)	The Confirmation Order has to become a final order upon the expiration of ten days and the completion of the required items set out in the first amendment to the Joint Plan of Reorganization (“Final Order”).

(iii)	All authorizations, consents and regulatory approvals required, if any, in connection with the conclusion of the Plan have to be obtained.

(iv)	All necessary documents to complete the issuance of the new common stock in place of the old common stock (“New Securities”), issuance of new stock in replacement for the Senior Subordinated Notes (“New Notes”) and new subsidiary guarantees, if applicable, will have been executed and delivered.

(v)	All other actions, documents, and agreements necessary to implement the Plan will have been produced or executed.

(vi)	All documents referenced in subsections (iv) and (v) of this paragraph, including all documents in the Plan Supplement, will be reasonably acceptable to the Ad Hoc Committee.

(vii)	No stay of the consummation of the Plan will be in effect.
     It is also a condition to the effectiveness of the Plan that:
(i)	The Term Exit Facility will have closed and cash from the proceeds of this facility will be available to pay the holders of the allowed Senior Convertible Note claims as required by Article 3.03(e)(ii) of the Plan;

(ii)	The Bankruptcy Court will have entered an order, following a contingency hearing approving either (a) the reinstatement treatment as set forth in the Plan, or (b) the new note exchange as set forth in the Plan; or

(iii)	If a requirement for a contingency hearing is waived by the holders of the Senior Convertible Notes, the Company will have reached an agreement on the applicable treatment with the holders of the Senior Convertible Notes. If a contingency hearing is called and the Bankruptcy Court validates any objections by the trustee under the indenture for the Senior Convertible Notes or Holders of Senior Convertible Note claims to confirmation of the Plan (whether these objections relate to the proposed treatment of the Senior Convertible Note claims or other confirmation issues), the Bankruptcy Court will terminate the confirmation order.
Surety Update
     The Chubb Surety Agreement
     The Company is party to an Underwriting, Continuing Indemnity, and Security Agreement, dated January 14, 2005 (the “Surety Agreement”), with Chubb, which provides the provision of surety bonds to support its contracts with certain customers.
     In connection with the Company’s restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events”), the Bankruptcy Court approved an interim order on February 15, 2006 granting authority to enter into a postpetition financing agreement with Federal Insurance Company (the “Chubb DIP Agreement”). The Chubb DIP Agreement provides Chubb, during the Company’s Chapter 11 case, (i) in its sole and absolute discretion to issue up to an aggregate of $48 million in new surety bonds, with no more than $12 million in new surety bonds to be issued in any given month, and (ii) to give permission for use of cash collateral in the form of proceeds of all contracts which Chubb had issued surety bonds. The Company is being charged a bond premium of $25 per $1,000 of the contract price related to any new surety bond. The Company provided $6 million in additional collateral in the form of cash or letters of credit in installments of $1.5 million per month, to support the new surety bonds. Pursuant to the Chubb DIP Agreement, the Company paid due diligence and facility fees of $500,000 each which are included in reorganization items on the consolidated statement of operations.
     Upon emergence from Chapter 11, the Company expects to close into an exit bonding facility with the Chubb. The exit bonding agreement provides Chubb in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with no more than $10 million in new surety bonds to be issued in any given month. The Company will pay a $1 million facility fee upon the closing into the facility.
     The SureTec DIP Bonding Facility
     The Company is party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company, which provides for the provision of surety bonds to support the Company’s contracts with certain of its customers.
     The Bankruptcy Court approved an interim order on February 15, 2006 approving the assumption of certain contracts with SureTec Insurance Company (the “SureTec DIP Bonding Facility”). The SureTec DIP Bonding Facility provides SureTec, during the Company’s Chapter 11 case, (i) in its sole and absolute discretion and (ii) upon the Company’s filing of a voluntary petition for bankruptcy, to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from BofA in the amount of $1.5 million. Pursuant to the SureTec DIP Bonding Facility, the Company paid a fee of $25,000. The SureTec DIP Bonding Facility is expected to remain in place with the same terms subsequent to the Effective Date.
     The Scarborough DIP Bonding Facility
     The Company is party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety, to supplement the bonding capacity under the Chubb DIP Bonding Facility and the SureTec DIP Bonding Facility.
     The Bankruptcy Court approved an order on March 10, 2006 approving debtor in possession surety bonding facility with Edmund C. Scarborough, Individual Surety (the “Scarborough DIP Bonding Facility”). Under the Scarborough DIP Bonding Facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $100 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to a corporate surety, like Chubb or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an oblige/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.
     Scarborough’s obligation to issue new bonds is discretionary and the aggregate bonding is subject to Scarborough’s receipt of an irrevocable letter of credit from SunTrust Bank in the amount of $2.0 million to secure all of the Company’s obligations to Scarborough; provided, however, upon delivery of the letter of credit and payment of applicable bond premiums (estimated at 3.5% of the face amount of each bond), Scarborough will issue bonds in the approximate amount of $23.8 million covering the Company’s backlog of existing and pending contracts/projects. Within 120 days of the letter of credit issuance, the letter of credit will be cancelled in exchange for the sum of $2 million by wire transfer to a trust account selected by Scarborough. BofA, as the Company’s debtor-in-possession working capital lender, has a lien in the proceeds generated from the bonded contracts (the “Proceeds”). BofA and Scarborough have entered into an intercreditor agreement. The Scarborough DIP Bonding Facility is expected to remain in place with the same terms subsequent to the Effective Date.
Reorganization Items
     Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings. The following table summarizes the components included in reorganization items on the consolidated statements of operations for the six months ended March 31, 2006 (in thousands):

Six Months Ended
March 31, 2006
Unamortized debt issuance costs (1)	$4,903
Unamortized debt discounts and other costs (2)	539
Embedded derivative liabilities (3)	(1,482)

Professional fees and other costs (4)	8,151

Total reorganization items	$12,111

(1)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(2)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(3)	Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(4)	Costs for professional servicees including legal, financial advisory and related services.
Going Concern
     The Company’s independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on the consolidated financial statements for the fiscal year ending September 30, 2005 included on Form 10-K as a result of its operating losses during fiscal 2005 and the non-compliance with certain debt covenants subsequent to September 30, 2005. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. As described above under “Update on Financial Restructuring”, the Company has made substantial progress on completing its financial restructuring and de-leveraging of the balance sheet. The Company expects to emerge from bankruptcy in mid May with adequate exit financing in place.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     For a description of these policies, refer to Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.
     As a result of the Chapter 11 bankruptcy proceedings, the Company prepares its financial statements in accordance with SOP 90-7. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) apply “fresh start” accounting rules upon emergence from bankruptcy which is expected to be in May 2006.
REVENUE RECOGNITION
     As of March 31, 2005 and 2006, costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for certain significant claims totaling approximately $3.4 million and $3.5 million, respectively. In addition, accounts receivable as of March 31, 2005 and 2006 related to these claims is approximately $1.9 million and $0.2 million, respectively. Included in the claims amount at March 31, 2006 is approximately $2.5 million related to a single contract at one of our subsidiaries. This claim relates to a dispute with the customer over defects in the customer’s design specifications. The Company does not believe that it is required to remediate defects in the customer’s design specifications. If it is later determined that it is required to remediate such defects, the Company could incur additional costs. Some or all of the costs may not be recoverable.
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
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the three and six months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2006 was $0.2 million and $0.6 million, respectively, before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 6). There was no stock-based compensation expense related to employee stock options recognized during the three and six months ended March 31, 2005. Additionally, the Company recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 8).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense related to stock options from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to September 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to September 30, 2005 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Furthermore, under the modified prospective transition method, SFAS 123 (R) requires that compensation costs recognized prior to adoption be reversed to the extent of estimated forfeitures and recorded as a cumulative effect of a change in accounting principle. The effect of this reversal was immaterial for the three months ended December 31, 2005.
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
Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006
     The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Company’s stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for the three and six months ended March 31, 2005 (in thousands, except for per share data):

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2005	2005
Net loss, as reported	$(13,226)	$(30,834)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	413	629
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	660	838

Pro forma net loss for SFAS No. 123	$(13,473)	$(31,043)

Earnings (loss) per share:
Basic – as reported	$(0.34)	$(0.79)
Basic – pro forma for SFAS No. 123	$(0.34)	$(0.80)
Earnings (loss) per share:
Diluted – as reported	$(0.34)	$(0.79)
Diluted – pro forma for SFAS No. 123	$(0.34)	$(0.80)
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
     During the six months ended March 31, 2005, the Company completed the sale of seven business units as part of the plan described above. During the quarter ended December 31, 2005, the Company completed the sale of the last business unit under the plan described above. These sales generated a pre-tax gain (loss) of $(0.2) million and $0.5 million, respectively, and have been recognized in the six months ended March 31, 2005 and 2006 as discontinued operations in the respective consolidated statements of operations. All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three and six months ended March 31, 2005 was $0.4 million and $0.9 million, respectively. There were no depreciation expense for the three and six months ended March 31, 2006. Summarized financial data for discontinued operations are outlined below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Revenues	$43,071	$—	$101,202	$5,464
Gross profit	4,477	(10)	7,719	273
Pretax income (loss)	(2,961)	5	(10,514)	511

			Balance as of
			September 30,	March 31,
			2005	2006
Accounts receivable, net			$8,456	$159
Inventory			464	—
Costs and estimated earnings in excess of billings on uncompleted contracts			900	91
Other current assets			3,421	—
Property and equipment, net			768	—
Other noncurrent assets			8	8

Total assets			$14,017	$258

Accounts payable and accrued liabilities			$3,411	$51
Billings in excess of costs and estimated earnings on uncompleted contracts			1,414	—

Total liabilities			4,825	51

Net assets			$9,192	$207

Goodwill Impairment Associated with Discontinued Operations
     During the three and six months ended March 31, 2005, the Company recorded a goodwill impairment charge of $3.4 million and $8.6 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter ended March 31, 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no goodwill impairment during the three and six months ended March 31, 2006 related to discontinued operations.

Impairment Associated with Discontinued Operations
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the three and six months ended March 31, 2005, the Company recorded an impairment charge of $0.3 million and $1.0 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 5). There was no impairment charge for long-lived assets during the three and six months ended March 31, 2006 related to discontinued operations.
Exit of Certain Operations
     As a result of disappointing operating results, the Board of Directors directed senior management to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries are included in the Company’s commercial and industrial segment. On March 28, 2006, senior management committed to an exit plan (the “Exit Plan”) with respect to those underperforming subsidiaries. The Exit Plan commits to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever comes earlier.
     As a result of the Exit Plan, the Company expects to incur total expenditures in the estimated range of $5.9 million to $11.1 million, which include the following:
•	An estimated $2.3 million to $5.4 million for direct labor and material costs;

•	An estimated $1.3 million to $1.5 million for lease exit and other related costs; and

•	An estimated $2.3 million to $4.2 million for severance, retention and other employment-related costs.
     As a result of inherent uncertainty in the Exit Plan and in monetizing approximately $30.6 million in net working capital related to these subsidiaries, the Company could experience potential losses to its working capital. These losses could range from $8.1 million to $10.0 million. At March 31, 2006, the Company has recorded adequate reserves to reflect the estimated net realizable value of the working capital, however, subsequent events such as loss of personnel or specific customer knowledge, may impact the ability to collect. During the three months ended March 31, 2006, we incurred approximately $4.5 million of incremental costs related to the Exit Plan consisting of $1.5 million in contract labor, $0.2 million in severance or retention costs, $0.2 million in lease exit costs, and $2.6 million in allowances related to accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts. These costs are included in income (loss) from continuing operations.
     In its assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, the Company increased its general allowance for doubtful accounts based on considering various factors including the fact that these businesses were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from the Company’s normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables. The Company believes this approach is reasonable and prudent given the circumstances.
     The Exit Plan is expected to be substantially completed by September 30, 2006. During the execution of the Exit Plan, the Company expects to continue to pay its vendors and suppliers in the ordinary course of business and to complete all projects that are currently in progress.
     Revenue for these subsidiaries totaled $172.8 million for fiscal year 2005, representing 16% of our total revenues for fiscal 2005. Revenue for these subsidiaries totaled $18.3 million and $50.9 million for the three and six months ended March 31, 2006 and $53.9 million and $113.8 million for the three and six months ended March 31, 2005.
3. DEBT
Pre-Petition Chapter 11 Debt Structure
     As further described in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events”, on February 14, 2006, the Debtors filed the Chapter 11 Cases. As of the Commencement Date, the Company’s indebtedness consisted of the Pre-Petition Credit Facility, Senior Convertible Notes and Senior Subordinated Notes.
     Credit Facility
     On August 1, 2005, the Company entered into a three-year $80 million asset-based revolving credit facility (the “Pre-Petition Credit Facility”) with Bank of America, N.A., as administrative agent (“BofA”). The Pre-Petition Credit Facility replaced the Company’s existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005.

     The Company and each of its operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the Pre-Petition Credit Facility. The Company’s other subsidiaries have guaranteed all of the obligations under the Pre-Petition Credit Facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all of the assets of the Company and its subsidiaries, excluding any assets pledged to secure surety bonds procured by the Company and its subsidiaries in connection with their operations.
     The Pre-Petition Credit Facility allowed the Company and the other borrowers to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the Pre-Petition Credit Facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80 million.
     The Company amended the Pre-Petition Credit Facility to provide relief for the fixed charge covenant for the months of August and September 2005, and eliminated the requirement for a fixed charge coverage test to be performed in September and October 2005. The second amendment obtained limited availability under the facility by requiring the Company to have at least $12.0 million in excess funds availability at all times.
     On January 3, 2006, the Company entered into a further amendment, effective December 30, 2005, to the Pre-Petition Credit Facility. The amendment eliminated the fixed charge coverage test for the period ending November 30, 2005 and provided that the test for the period ending December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any event of default that would otherwise exist with respect to the audited annual financial statements for the period ending September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the periods ending December 31, 2005 to January 26, 2006. These amendments required the payments of fees upon their execution. These fees were capitalized as deferred financing costs to be amortized over the life of the facility.
     As of January 26, 2006, the Company failed to meet the fixed charge coverage test for the period ending December 31, 2005, constituting an event of default under the Pre-Petition Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as collateral under the Pre-Petition Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Pre-Petition Credit Facility and had full legal right to exercise its rights and remedies under the Pre-Petition Credit Facility and related agreements.
     On January 27, 2006, the Company entered into a forbearance agreement (“Forbearance Agreement”) with BofA in connection with the Pre-Petition Credit Facility. The Forbearance Agreement provided for BofA’s forbearance from exercising its rights and remedies under the Pre-Petition Credit Facility and related agreements from January 27, 2006 through the earliest to occur of (i) 5:00 p.m. CST on February 28, 2006 or (ii) the date that any Forbearance Default (as defined in the Forbearance Agreement) occurred. Notwithstanding the forbearance, on January 26, 2006, BofA sent a “blockage notice” to the senior subordinated notes indenture trustee preventing any payments from being made on such notes. Lastly, under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to the Company under the Pre-Petition Credit Facility. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.
     Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
     Senior Convertible Notes (subject to compromise)
     On November 24, 2004, (the “Issue Date”) the Company entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of Senior Convertible Notes. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by the Company’s significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of the Company’s common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, the Company has the option to redeem the Senior Convertible Notes, subject to certain conditions.
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
     We were required to file a registration statement (the “Shelf Registration Statement”) with the SEC within 180 days of the issue date of the Issue Date. In addition, we have to ensure that the Shelf Registration Statement be declared effective within 360 days of the Issue Date. Failure to do either of these would result in liquidated damages to be paid to the noteholders in the amount of 0.25% per annum for the first 90 days and 0.50% per annum thereafter. In addition, if any of the notes are ever surrendered for repurchase and not so paid, the notes will accrue default interest of 1.0% per annum until they are paid or duly provided for. We did not cause the Shelf Registration Statement to become effective by November 23, 2005 and therefore began incurring liquidated damages.
     On February 24, 2005 and following shareholder approval, the Company sold $14 million in principal of its Series B 6.5% Senior Convertible Notes due 2014, pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Senior Convertible Notes issued by the Company in an initial private placement on November 24, 2004.
     A default under the Pre-Petition Credit Facility, the DIP Credit Facility or the Senior Subordinated Notes resulting in acceleration that is not cured within 30 days is also a cross default under the Senior Convertible Notes. In addition, other events of default under the Senior Convertible Notes indenture include, but are not limited to, a change of control, the delisting of the Company’s stock from a national exchange or the commencement of a bankruptcy proceeding.
     The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments were marked-to-market each reporting period.
     During the three months ending December 31, 2004, the Company was required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Senior Convertible Notes had not yet been obtained. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ending December 31, 2004: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of this derivative at December 31, 2004 was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmation shareholder vote was $2.0 million and accordingly, the Company recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005 for a net mark to market loss of $0.6 million during the six months ended March 31, 2005. There have been no mark to market gain or losses during the six months ended March 31, 2006. For the periods ending March 31, 2005 and March 31, 2006, the fair value of the two remaining derivatives was $1.6 million and $1.5 million respectively. Additionally, at March 31, 2005 the Company recorded a net discount of $0.8 million, which was being amortized over the remaining term of the Senior Convertible Notes.
     In accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Senior Convertible Notes are an allowable claim per the Court Order dated March 17, 2006. As a result, the Company wrote off unamortized deferred financing costs of $2.7 million, derivative liabilities of $1.5 million and net discounts of $0.7 million to reorganization items on the “Consolidated Statements of Operations” for a net pre-tax impact of $1.9 million.
     Repayment Notice from Senior Convertible Notes
     On January 19, 2006, the holders of the outstanding Series A and Series B 6.5% Senior Convertible Notes, delivered written notice (the “Notices”) to the Company alleging that a “Termination of Trading” constituted a “Fundamental Change,” each as defined under the indenture dated as of November 24, 2004 (the “Indenture”). In accordance with the Indenture, a Termination of Trading is deemed to have occurred if the Company’s common stock, into which the Senior Convertible Notes are convertible, “is neither listed for trading on the New York Stock Exchange (the “NYSE”) or the American Stock Exchange nor approved for listing on the Nasdaq National Market or the Nasdaq SmallCap Market, and no American Depositary Shares or similar instruments for such common stock are so listed or approved for listing in the United States.”
     A Termination of Trading occurred with respect to the Senior Convertible Notes when the Company was notified on December 15, 2005 that its common stock had been suspended from trading on the NYSE. This constituted an Event of Default under the Indenture. The Company is, therefore, required to repurchase the Senior Convertible Notes in cash at a purchase price equal to 100% of the principal amount of the Senior Convertible Notes plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture).
     The amount due under the Senior Convertible Notes, including the principal plus accrued and unpaid interest and Liquidated Damages, is approximately $51.8 million. The holders elected to exercise their repurchase rights following a Termination of Trading under the terms of the Indenture.
     As discussed below under the caption “Term Exit Facility”, the Company intends to refinance the Senior Convertible Notes as part of its Chapter 11 plan of reorganization.
     Senior Subordinated Notes (subject to compromise)
     The Company has outstanding two different series of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid in arrears on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all the Company’s subsidiaries. Under the terms of the notes, the Company is required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. At March 31, 2006, the Company had $172.9 million in outstanding senior subordinated notes. An interest payment of approximately $8.1 million on the Senior Subordinated Notes was due on February 1, 2006. The Company did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment did not become an “Event of Default” until 30 days after the due date for such payment. The Company filed for Chapter 11 reorganization on February 14, 2006 in order to be able to exchange the entire amount of its Senior Subordinated Notes for equity of Reorganized IES. At March 31, 2006, the Company has $8.8 million recorded for accrued interest related to the senior subordinated notes which represents interest owed through February 14, 2006, the Commencement Date, as allowed by the claim. This excludes approximately $2.0 million of disallowed contractual interest from the Commencement Date to March 31, 2006.
     In accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Senior Subordinated Notes were an allowable claim per the Court Order dated March 17, 2006. As a result, the Company wrote off unamortized deferred financing costs of $2.2 million, net discount of $1.5 million, and the unamortized gain on the terminated interest rate swaps, previously disclosed, of $1.7 million to reorganization costs on the “Consolidated Statements of Operations” for a net pre-tax impact of $2.0 million.
Post-Petition Chapter 11 Debt Structure
     As a result of the Debtor’s commencement of the Chapter 11 Cases, the Company was required to obtain debtor-in-possession financing. During the pendency of the Chapter 11 Cases, the Company obtained the DIP Credit Facility.
     Debtor-in-Possession Financing
     On February 14, 2006, in connection with the Chapter 11 Cases, the Company entered into the debtor-in-possession loan and security agreement (the “DIP Credit Facility”) with B of A and the other lenders party thereto (the “DIP Lenders”). The DIP Credit Facility was approved by the bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.
     The DIP Credit Facility provides for an aggregate financing of $80 million during the Chapter 11 case, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the Pre-Petition Credit Facility constitute obligations and liabilities under the DIP Credit Facility. Accordingly, the Company wrote off approximately $3.8 million in unamortized deferred financing costs related to the Pre-Petition Credit Facility during the quarter ended March 31, 2006.

     The Company has utilized the DIP Credit Facility to issue letters of credit for (i) certain of the Company’s insurance programs; (ii) its surety programs; and (iii) certain jobs. The remainder of the proceeds of the DIP Credit Facility will be used for general corporate purposes.
     Loans under the DIP Credit Facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% as further discussed therein. The DIP Credit Facility matures on the earliest to occur of (i) the expiration of a period of 12 months from the closing date of the DIP Credit Facility, (ii) 45 days after the commencement of the Chapter 11 cases if a final order approving the DIP Credit Facility has not been entered by the Bankruptcy Court, (iii) the effective date of an approved plan of reorganization or (iv) termination of the DIP Credit Facility.
     The DIP Credit Facility is entitled to super-priority administrative expense status pursuant to Section 364(c)(1) of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and is secured by a first priority security interest, subject to certain permitted liens, in the collateral. The DIP Credit Facility contemplates customary affirmative, negative and financial covenants that impose substantial restrictions on the Company’s financial and business operations, including the ability to, among other things, incur or secure other debt, make loans, make investments, sell assets, pay dividends or repurchase stock.
     The financial covenants require the Company to:
•	Maintain a Days Payable Outstanding not to exceed 25 days;

•	Maintain a Days Sales Outstanding of no more than 85 days;

•	Maintain a minimum cumulative earnings before interest, taxes, depreciation, amortization and restructuring expenses beginning with the period ended March 2006;

•	Maintain a minimum rolling four-week total cash receipts, based on a percentage of a pre-determined budget;

•	Ensure that cash disbursements do not exceed a pre-determined budget by more than the allowed percentages on both an aggregate basis and on a line item basis unless otherwise allowed by BofA; and

•	Maintain cash collateral in a cash collateral account in at least the amounts specified in the credit agreement.
     The DIP Credit Facility contains events of default customary for debtor-in-possession financings, including cross defaults and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under the DIP Credit Facility may be accelerated and become due and payable immediately.
     At March 31, 2006, we had no outstanding borrowings under the DIP Credit Facility, $59.1 million of letters of credit outstanding, and available capacity under the DIP Credit Facility of $20.0 million.
     The Company was in compliance with all the covenants under the DIP Credit Facility at March 31, 2006. On May 10, 2006, the Company delivered its compliance certificate to BofA and was out of compliance with the minimum cumulative EBITDA covenant. The Company expects to re-finance the DIP Credit Facility upon emerging from bankruptcy in mid-May. See further discussion below under the caption “The Revolving Exit Credit Facility”.
     The Company capitalized $1.4 million in debt issuance costs during the quarter related to the DIP Credit Facility, which will be amortized to interest expense over the expected life of the facility. Amortization during the quarter ended March 31, 2006 was approximately $0.5 million.
Anticipated Post-Chapter 11 Debt Structure
     As further described in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” on April 26, 2006, the Bankruptcy Court entered the Confirmation Order approving the Plan.
     As a result, the Debtors anticipated that, following consummation of the transactions contemplated by the Plan, the Company’s long-term debt will be approximately $61.3 million, comprised of approximately $53 million borrowed and outstanding under the Term Exit Credit Facility and approximately $8.3 million borrowed and outstanding under the Revolving Exit Credit Facility.
     The Revolving Exit Credit Facility
     In connection with the Company’s emergence from Chapter 11, the Company expects to enter into a revolving credit facility (the “Exit Credit Facility”). On February 10, 2006, the Company accepted a financing commitment letter (the “Exit Credit Commitment Letter”) from BofA for a senior secured post-confirmation Revolving Exit Credit Facility. The Exit Credit Commitment Letter states that BofA and any other lenders that choose to participate (collectively, the “Exit Credit Lenders”) will provide a Revolving Exit Credit Facility in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the DIP Credit Facility and to provide letters of credit and financing subsequent to confirmation of a plan of reorganization. BofA has committed to lend up to $40 million of the Exit Credit Facility and will seek to syndicate the remaining amount.
     Loans under the Revolving Exit Credit Facility will bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the Revolving Exit Credit Commitment Letter. In addition, the Company will be charged monthly in arrears (i) an unused line fee of either 0.5% or 0.375% depending on the utilization of the credit line, (ii) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (iii) certain other fees and charges as specified in the Exit Credit Commitment Letter.
     The Revolving Exit Credit Facility will mature two years after the closing date. The Revolving Exit Credit Facility will be secured by first priority liens on substantially all of the Company’s existing and future acquired assets, exclusive of collateral provided to sureties, on the terms set in the Exit Credit Commitment Letter. The Revolving Exit Credit Facility will contain customary affirmative, negative and financial covenants binding the Company as described in the Exit Credit Commitment Letter.
     The Exit Credit Commitment Letter provides that the Exit Credit Lenders are obligated to provide the Revolving Exit Credit Facility only upon satisfaction of certain conditions, including, without limitation (i) the completion of definitive documentation and other documents as may be requested by BofA, (ii) the absence of a material adverse change in business, assets, liabilities, financial condition, business prospects or results of operation, other than the Chapter 11 Cases, since the date of the Exit Credit Commitment Letter, (iii) BofA’s receipt of satisfactory financial projections and financial statements, (iv) BofA’s satisfaction with the relative rights of BofA and the Company’s sureties, including agreements with its sureties for the issuance of up to $75 million in bonds, and (v) BofA’s satisfaction with the Debtors’ plan of reorganization, including the treatment of certain creditors, and the order confirming the plan.
     The Exit Credit Commitment Letter is filed as Exhibit 10.3 on Form 8-K dated February 15, 2006 and the summary of certain terms and conditions of the Revolving Exit Credit Facility is qualified in its entirety by reference to this exhibit.

     Term Exit Credit Facility
      In connection with the Company’s emergence from Chapter 11, the Company expects to enter into a term loan (the “Term Exit Credit Facility”) for the purpose of refinancing the Senior Convertible Notes. On February 10, 2006, the Company accepted a commitment letter (the “Term Exit Commitment Letter”) from Eton Park Fund, L.P. and an affiliate and Flagg Street Partners LP and affiliates (collectively, the “Term Exit Lenders”) for a senior secured term loan in the amount of $53 million.
     The loan under the Term Exit Credit Facility will bear interest at 10.75% per annum, subject to adjustment as set forth in the Term Exit Commitment Letter. Interest will be payable in cash, in arrears, quarterly, provided that, in the sole discretion of the Company, until the third anniversary of the closing date, the Company shall have the option to direct that interest be paid by capitalizing such interest as additional loans under the Term Exit Credit Facility. Subject to the Term Exit Lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the Term Exit Credit Facility will mature on the seventh anniversary of the closing date at which time all principal will become due. The Term Exit Credit Facility contemplates customary affirmative, negative and financial covenants binding on the Company, including, without limitation, a limitation on indebtedness of $90 million under the Revolving Exit Credit Facility with a sublimit on funded outstanding indebtedness of $25 million, as more fully described in the Term Exit Commitment Letter. Additionally, the Term Exit Credit Facility includes provisions for optional and mandatory prepayments on the conditions set forth in the Term Exit Commitment Letter. The Term Exit Credit Facility will be secured by substantially the same collateral as the Revolving Exit Credit Facility, and will be second in priority to the liens securing the Revolving Exit Credit Facility.
     The Term Exit Commitment Letter provides that the Term Exit Lenders are obligated to provide the Term Exit Credit Facility only upon the satisfaction of certain conditions, including, without limitation, completion of definitive documentation and other ancillary documents as may be requested by the Term Exit Lenders, the Term Exit Lenders’ satisfaction with the final confirmation order confirming the Debtors’ plan of reorganization and the occurrence of the effective date of the plan, the Company’s repayment of the DIP Credit Facility or its conversion into the Revolving Exit Credit Facility, delivery of interim financial statements as well as any financial documentation delivered to BofA, and the Term Exit Lenders’ satisfaction with the terms and conditions of the Revolving Exit Credit Facility.
     The Term Exit Commitment Letter is filed as Exhibit 10.4 to Form 8-K filed with the SEC on February 15, 2006 and the foregoing summary of certain terms and conditions of the Term Exit Credit Facility is qualified in its entirety by reference to such exhibit.
     In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor”, the Company has classified the long-term portion of their senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to certain defaults thereunder. Even if the Company emerges from bankruptcy, which is expected in mid-May, the Company will still have substantial indebtedness under its revolving and term exit credit facilities.
     Debt consists of the following (in thousands):

	September 30,	March 31,
	2005	2006
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 7.5%	$62,885	$62,885
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 7.5%	110,000	110,000
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5% with an effective interest rate of 6.5%	50,000	50,000
Other	59	167

Total debt	222,944	223,052
Less—Short-term debt and current maturities of long-term debt	(32)	(25)
Less—Senior Convertible Notes	(50,000)	(50,000)
Less—Senior Subordinated Notes	(172,885)	(172,885)

Total long-term debt	$27	$142

4. EARNINGS PER SHARE
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the six and three months ended March 31, 2005 and 2006 (in thousands, except share data):

	Six Months Ended
	March 31,
	2005	2006
Numerator:
Net loss	$(30,834)	$(29,178)

Denominator:
Weighted average shares outstanding—basic	39,033,601	39,316,704
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	39,033,601	39,316,704

Earnings (loss) per share:
Basic	$(0.79)	$(0.74)
Diluted	$(0.79)	$(0.74)

	Three Months Ended
	March 31,
	2005	2006
Numerator:
Net loss	$(13,226)	$(27,380)

Denominator:
Weighted average shares outstanding—basic	39,149,769	39,384,545
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	39,149,769	39,384,545

Earnings (loss) per share:
Basic	$(0.34)	$(0.70)
Diluted	$(0.34)	$(0.70)
     Stock options of 3.0 million and 2.1 million for the the six months ended March 31, 2005 and 2006, and stock options of 3.5 million and 2.1 million for the three months ended March 31, 2005 and 2006 representing common stock shares, respectively, were excluded from the computation of diluted earnings (loss) per share because the options exercise prices were greater than the average market price of the Company’s common stock.
     The Company expects significant future dilution to earnings (loss) per share as a result of the Restructuring.
5. OPERATING SEGMENTS
     The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.
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

     Segment information for continuing operations for the six and three months ended March 31, 2005 and 2006 is as follows (in thousands):

	Six Months Ended
	March 31, 2005
	Commercial and
	Industrial	Residential	Corporate	Total

Revenues	$392,792	$141,531	$—	$534,323
Cost of services	358,111	111,768	—	469,879

Gross profit	34,681	29,763	—	64,444
Selling, general and administrative	34,648	19,711	15,565	69,924

Income (loss) from operations	$33	$10,052	$(15,565)	$(5,480)

Other data:
Depreciation and amortization expense	$3,798	$524	$1,259	$5,581
Capital expenditures	592	573	525	1,690
Total assets	301,524	92,531	88,237	482,292

	Six Months Ended
	March 31, 2006
	Commercial and
	Industrial	Residential	Corporate	Total

Revenues	$321,442	$182,814	$—	$504,256
Cost of services	290,189	148,235	—	438,424

Gross profit	31,253	34,579	—	65,832
Selling, general and administrative	32,498	20,794	15,603	68,895

Income (loss) from operations	$(1,245)	$13,785	$(15,603)	$(3,063)

Other data:
Depreciation and amortization expense	$1,751	$557	$1,208	$3,516
Capital expenditures	873	361	391	1,625
Total assets	192,934	93,150	83,455	369,539

	Three Months Ended
	March 31, 2005
	Commercial
	and Industrial	Residential	Corporate	Total

Revenues	$200,794	$68,126	$—	$268,920
Cost of services	185,696	52,734	—	238,430

Gross profit	15,098	15,392	—	30,490
Selling, general and administrative	17,858	9,761	7,539	35,158

Income (loss) from operations	$(2,760)	$5,631	$(7,539)	$(4,668)

Other data:
Depreciation and amortization expense	$2,222	$260	$620	$3,102
Capital expenditures	285	352	146	783
Total assets	301,524	92,531	88,237	482,292

	Three Months Ended
	March 31, 2006
	Commercial
	and Industrial	Residential	Corporate	Total

Revenues	$152,660	$92,542	$—	$245,202
Cost of services	141,600	74,637	—	216,237

Gross profit	11,060	17,905	—	28,965
Selling, general and administrative	17,712	10,828	7,423	35,963

Income (loss) from operations	$(6,652)	$7,077	$(7,423)	$(6,998)

Other data:
Depreciation and amortization expense	$859	$281	$694	$1,834
Capital expenditures	280	65	232	577
Total assets	192,934	93,150	83,455	369,539
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
     In January 2005, the Company granted a restricted stock award of 365,564 shares under its 1999 Plan to certain employees. This award vests in equal installments on January 3, 2006 and 2007, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $1.7 million, which is recognized as compensation expense over the related two year vesting period. On January 3, 2006, 147,141 restricted shares vested under this award. Through March 31, 2006, a total of 62,998 shares were forfeited under this grant.
     During the three and six months ended March 31, 2005, the Company amortized $0.4 million and $0.6 million, respectively, to expense in connection with these awards. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), “Stock Based Payments” (SFAS 123(R) (See Note 2). During the three and six months ended March 31, 2006, the Company recognized $0.1 million and $0.6 million, respectively, in compensation expense related to these awards in accordance with the provisions of SFAS 123 (R).
     Upon emerging from bankruptcy, this incentive plan will be cancelled and replaced by a new incentive plan.
7. EMPLOYEE STOCK PURCHASE PLAN
     The Company has an Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended. In the six months ended March 31, 2005 and 2006, 61,935 and no shares were issued under the ESPP, respectively. The Company suspended contributions to the Plan from the period January 1, 2005 through the present and may elect to continue to do so in the future.
     Upon emerging from bankruptcy, the Company intends to cancel the ESPP.
8. COMMITMENTS AND CONTINGENCIES
Legal Matters
     The Company and its subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us. In the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to proceedings as incurred.
     The following is a discussion of certain significant legal matters the Company is currently involved in:
In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342; in the United States District Court for the Southern District of Texas, Houston Division:

     Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented the Company’s financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of the Company’s internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions at the Company, and obtain a credit facility for the Company.
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
     On December 21, 2005, the Court held a telephonic hearing relating to the motion to dismiss. On January 10, the Court issued a memorandum and order dismissing with prejudice all claims filed against the Defendants. Plaintiff in the securities class action filed its notice of appeal on February 2, 2006. On February 28, 2006 IES filed a suggestion of bankruptcy informing the Court that the action was automatically stayed because IES had filed for Chapter 11 bankruptcy. On March 20, 2006 Plaintiffs filed a partial opposition to IES’s suggestion of bankruptcy arguing that the action against non-bankrupt co-defendants was not stayed. No dates for briefing the appeal have been set or determined.
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
     On February 10, 2006 the Court granted Defendants’ Special Exceptions and dismissed the suit with prejudice. On March 10, 2006 Plaintiff filed a motion asking the court to reconsider its ruling. Also on March 10, 2006 IES filed a suggestion of bankruptcy with the Court suggesting that this case had been automatically stayed pursuant to the bankruptcy laws. On April 4, 2006 Plaintiff filed a response to IES’s suggestion of bankruptcy opposing the application of the automatic stay. The Court held a hearing on Plaintiff’s motion for reconsideration on April 24, 2006 but deferred any ruling until the bankruptcy proceedings are completed.
SEC Investigation:
     On August 31, 2004, the Fort Worth Regional Office of the SEC sent a request for information concerning IES’s inability to file its third fiscal quarter of 2004 10-Q in a timely fashion, the internal investigation conducted by counsel to the Audit Committee of the company’s Board of Directors, and the material weaknesses identified by IES’s auditors in August 2004. In December 2004, the Commission issued a formal order authorizing the staff to conduct a private investigation into these and related matters.
     On April 20, 2006, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, the Company has been informed that Wells Notices have been issued to its current chief financial officer and certain former executives of the Company. The Staff has indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, the Company’s contingent liabilities disclosures in various prior periods, and the Company’s failure to disclose a change in its policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices to the Company and its chief financial officer include violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. The Company first disclosed the existence of the SEC inquiry into this matter in November 2004.
     A “Wells Notice” indicates that the Staff intends to recommend that the agency bring an enforcement action against the recipients for possible violations of federal securities laws. Recipients of “Wells Notices” have the opportunity to submit a statement setting forth their interests and position with respect to any proposed enforcement action. In the event the Staff makes a recommendation to the Securities and Exchange Commission, the statement will be forwarded to the Commission for consideration. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
Sanford Airport Authority vs. Craggs Construction et al (Florida Industrial Electric):
     This is a property damage suit for which the Company believes will be covered by insurance but at this time coverage has been denied. In January 2003, the Sanford Airport Authority (Sanford) hired Craggs Construction Company (Craggs) to manage construction of an airport taxiway and related improvements. Craggs entered into a subcontract with Florida Industrial Electric (FIE) to perform certain of the electrical and lighting work. During the construction of the project, Sanford terminated Craggs’ contract. Sanford retained a new general contractor to complete the project and asked that FIE remain on the project to complete its electrical work. Sanford then filed its lawsuit against Craggs for breach of contract, claiming Craggs’ failure to properly manage the project resulted in interference, delays, and deficient work. Sanford’s allegations include damage caused by the allegedly improper installation of the runway lighting system. Craggs filed a third party complaint against FIE, alleging breach of contract, contractual indemnity, and common law indemnity based on allegations that FIE failed to perform its work properly.
     Sanford alleges over $2.5 million in total damages; it is unclear how much of this amount Craggs will allege arises from FIE’s work. On April 27, 2006, the Company received notice that Craggs had filed suit against its surety, Federal Insurance Company. Craggs claims the surety performance bond is liable due to FIE’s alleged negligence. We will defend the case for the surety and indemnify them against any losses.
Florida Power & Light Company, vs. Qualified Contractors, Davis Electrical Constructors, Inc., et al.:
     This is a property damage suit covered by insurance. Florida Power & Light Company (“FPL”) retained Black & Veatch (“B&V”) to manage FPL’s Sanford Repowering Project, including oversight of the construction of turbine generators. In February 2002, Davis Electrical completed its electrical and tubing installation for turbine #5C, the turbine at issue. The turbine was fired for the first time in March 2002, and was scheduled to begin commercial operation in early June 2002. After operating for 375 hours, the turbine suffered a failure during the first on-line water washing of its compressor, resulting in damage to the entire turbine. FPL and its insurance companies covered the cost of repairs, which are claimed to total approximately $9.2 million. FPL and its insurers then filed suit against Davis, QCI and B&V, asserting that the parties breached their warranties and contracts in failing to properly install the on-line water wash system for turbine #5C. B&V was dismissed on Summary Judgment. Plaintiffs have appealed that dismissal.
     Trial before the judge began January 19, 2006, and was completed January 25, 2006. The judge requested proposed findings of fact and law from both parties, which were due by February 21, 2006 but stayed by the bankruptcy. Upon the Company’s exit from bankruptcy proceedings, the Company anticipates the judge will issue her ruling within weeks of receipt of the parties’ briefings.
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

Scott Watkins – Riviera Electric:
     There is a potential personal injury that, if filed, is expected to be covered by our general liability policy and subject to our deductible. On September 9, 2005, Watkins suffered burn injuries while working at a job location in Colorado. It is unclear what work he was performing, but investigation to date indicates he was working on the fire suppression system. After gaining access to the electrical panel, it appears Watkins used a crescent wrench for his work and during the work the crescent wrench crossed two live electrical contacts which caused an arc flash, resulting in burns to Mr. Watkins. It remains unknown how Watkins gained access to the electrical panel. No litigation has been filed and the investigation is still underway. Watkins counsel stated at a hearing before the bankruptcy judge that the litigation, although not filed yet, will seek damages that exceed $26.0 million.
     The Company and its subsidiaries are involved in these and various other legal proceedings that have and do arise in the ordinary course of business. While it is not possible to predict the outcome of any of these proceedings or other litigation or claims with certainty, it is possible that the results of those legal proceedings and claims may have a material adverse effect on a subsidiary or the consolidated entity.
Other Commitments and Contingencies
     Some of the Company’s customers and vendors require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. To date the Company has not had a situation where a customer or vendor has had reasonable cause to effect payment under a letter of credit. At March 31, 2006, $4.0 million of the Company’s outstanding letters of credit were to collateralize its customers and vendors.
     Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2006, $33.5 million of the Company’s outstanding letters of credit were to collateralize its insurance program.
     Many of the Company’s customers require it to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of March 31, 2006, the Company’s cost to complete projects covered by surety bonds was approximately $69.0 million and the Company utilized a combination of cash, accumulated interest thereon and letters of credit totaling $40.3 million to collateralize the Company’s bonding program.
     The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2006, the Company had invested $4.3 million under its commitment to EnerTech.
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
9. SUBSEQUENT EVENTS
Confirmation of the Plan of Reorganization
     On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the Plan. The Effective Date of the Plan is expected to be in the first half of May 2006. See “Note 1. Overview – Update on Financial Restructuring and Subsequent Events.”
Delisting from the NYSE
     As previously disclosed in our Current Reports on Form 8-K filed with the SEC, on December 15, 2005 the NYSE suspended trading of our common stock and informed us of the NYSE’s intent to submit an application to the SEC to de-list our common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, the Company appealed the NYSE’s staff’s decision by requesting a review by the designated committee of the Board of Directors of the NYSE (the “Committee”) of the staff’s determination to suspend the trading of our common stock and an oral presentation before the Committee. On April 11, 2006, the Company received notification from the NYSE that the Committee met on April 5, 2006 to consider its appeal. The Committee affirmed the NYSE staff’s decision to suspend and delist the Company’s common stock. Furthermore, the Committee directed the NYSE staff to submit an application to the Securities and Exchange Commission to strike the common stock from listing in accordance with Section 12 of the Securities Exchange Act of 1934. The Company is in the process of filing an application for listing on NASDAQ.
DIP Credit Facility Compliance
     On May 10, 2006, the Company delivered its compliance certificate to BofA under the DIP Credit Facility. The Company was not in compliance with the minimum cumulative EBITDA test. The Company expects to re-finance the DIP Credit Facility at the Effective Date. See Note 1 and Note 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1.
Update on Financial Restructuring and Subsequent Events
     Voluntary Reorganization Under Chapter 11
     On February 14, 2006 (the “Commencement Date”), we filed voluntary petitions for reorganization along with all of our domestic subsidiaries, (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The Bankruptcy Court is jointly administering these cases as “In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11.”
     Since the Commencement Date, we have continued to operate our businesses and manage our properties as debtors in possession in accordance with Sections 1107(a) and 1108 of the Bankruptcy Code. On February 27, 2006, the United States Trustee appointed a committee authorized by the Bankruptcy Code, and appointed by the Bankruptcy Court, to represent the interest of our unsecured creditors (the “Official Committee of Unsecured Creditors”). On March 8, 2006, the United States Trustee appointed a committee authorized by the Bankruptcy Code, and appointed by the Bankruptcy Court, to represent the interest of our shareholders and other equity interest holders (the “Official Equity Holders Committee”).
     On the Commencement Date, we filed the required documents with the Bankruptcy Court on our plan of reorganization which sets the intended plan of reorganization (the “Joint Plan of Reorganization”) and the related informational disclosures (the “Disclosure Statement”) with the Bankruptcy Court. On March 10, 2006, we filed an amendment to the Joint Plan of Reorganization and the related disclosure statement (the “First Amended Disclosure Statement”) which set out additional information updating the prior Disclosure Statement. On March 10, 2006, the Bankruptcy Court approved the adequacy of information in the First Amended Disclosure Statement. On March 17, 2006, we filed a second amendment to the Joint Plan of Reorganization (the “Plan”) and the related second amendments to the disclosure statement (the “Second Amended Disclosure Statement”), each of which were distributed, along with ballots, to creditors and equity interest holders entitled to vote on the Plan.
     On April 26, 2006, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Plan. The effective date of the Plan is expected to be in the first half of May 2006 (the “Effective Date”). The Plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006.
     The Plan of Reorganization
     The primary purpose of the Plan is to complete a restructuring of our capital structure (the “Restructuring”) to improve free cash flow, strengthen the balance sheet and enhance surety bonding capacity. Currently, we have a substantial amount of debt outstanding under the Senior Subordinated Notes and the Senior Convertible Notes. If we are not able to complete the Restructuring, we will likely have to put together an alternative plan. Our financial condition and the value of our securities are likely to be further affected negatively and materially.
     The Restructuring will reduce the amount of our outstanding debt by approximately $172.9 million plus accrued and unpaid interest by converting all of the Senior Subordinated Notes into equity through the transfer of Senior Subordinated Note claims in exchange for a portion of shares of common stock in the reorganized company (the “New IES Common Stock”). Following completion of the Restructuring, our long-term debt is expected to be approximately $61.3 million, made up of approximately $53 million borrowed and outstanding under the term loan effective on the date exiting bankruptcy (the “Term Exit Credit Facility”) and approximately $8.3 million borrowed and outstanding under a revolving exit facility (the “Revolving Exit Credit Facility”). Among other things, in accordance with the Plan:
•	Each holder of Senior Subordinated Notes will receive, in exchange for its total claim (including principal and interest), a pro rata portion of 82% of the New IES Common Stock to be issued in accordance to the Plan, before the effect of the options to be issued in the reorganized company (the “New Options”) issued in accordance with our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).

•	Each holder of our common stock will receive a pro rata portion of 15% of the New IES Common Stock to be issued in accordance to the Plan, before the effect of the New Options issued in accordance with our 2006 Equity Incentive Plan.

•	Certain members of our management will receive restricted shares of New IES Common Stock equal to 3% of the New IES Common Stock to be issued in accordance to the Plan, before the effect of the New Options issued in accordance with our 2006 Equity Incentive Plan.

•	On the Effective Date, the equity interests would be made up of New IES Common Stock issued to the holders of Senior Subordinated Notes, holders of our common stock, certain members of management and New Options to be issued to certain key employees in accordance with the 2006 Equity Incentive Plan, which will be exercisable for up to 10% of the New IES Common Stock on a fully diluted basis.

•	Our obligations under certain existing operating leases and trade credit extended to us by our vendors and suppliers, would not be impaired.

•	On the Effective Date, we will enter into a revolving exit credit facility.

•	The $50 million in outstanding Senior Convertible Notes and related guarantees by our subsidiaries (the “IES Subsidiary Guarantees”) will be refinanced from the proceeds of the Term Exit Credit Facility.

•	On the Commencement Date, we filed motions to approve a debtor in possession bonding facility with Chubb (the “Chubb DIP Bonding Facility”) and SureTec Insurance Company (the “SureTec DIP Bonding Facility”), including the assumption of the underlying bonded contracts. The motions were approved on an interim basis by the Bankruptcy Court on February 15, 2006 and on a final basis on March 13, 2006. Additionally, a debtor in possession bonding facility with Scarborough (the “Scarborough DIP Bonding Facility”) was approved on a final basis on March 13, 2006. On the Effective Date, the claims of our sureties, Chubb, SureTec and Scarborough, if any, will be reinstated under the Plan.
     Conditions to the Effective Date
     The following are conditions which must be satisfied or waived in accordance with Article 9.04 of the Plan:
(i)	The Confirmation Order has to be entered by the Bankruptcy Court.

(ii)	The Confirmation Order has to become a final order upon the expiration of ten days and the completion of the required items set out in the first amendment to the Joint Plan of Reorganization (“Final Order”).

(iii)	All authorizations, consents and regulatory approvals required, if any, in connection with the conclusion of the Plan have to be obtained.

(iv)	All necessary documents to complete the issuance of the New IES Common Stock in place of the old common stock, issuance of new stock in replacement for the Senior Subordinated Notes and new subsidiary guarantees, if applicable, will have been executed and delivered.

(v)	All other actions, documents, and agreements necessary to implement the Plan will have been produced or executed.

(vi)	All documents referenced in subsections (iv) and (v) of this paragraph, including all documents in the Plan Supplement, will be reasonably acceptable to the Ad Hoc Committee.

(vii)	No stay of the consummation of the Plan will be in effect.
     It is also a condition to the effectiveness of the Plan that:
(i)	The Term Exit Facility will have closed and cash from the proceeds of this facility will be available to pay the holders of the allowed Senior Convertible Note claims as required by Article 3.03(e)(ii) of the Plan;

(ii)	The Bankruptcy Court will have entered an order, following a contingency hearing approving either (a) the reinstatement treatment as set forth in the Plan, or (b) the new note exchange as set forth in the Plan; or

(iii)	If a requirement for a contingency hearing is waived by the holders of the Senior Convertible Notes, we will have reached an agreement on the applicable treatment with the holders of the Senior Convertible Notes. If a contingency hearing is called and the Bankruptcy Court validates any objections by the trustee under the indenture for the Senior Convertible Notes or Holders of Senior Convertible Note claims to confirmation of the Plan (whether these objections relate to the proposed treatment of the Senior Convertible Note claims or other confirmation issues), the Bankruptcy Court will terminate the confirmation order.
Reorganization Items
     Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings. The following table summarized the components included in reorganization items on the consolidate statements of operations for the six months ended March 31, 2006 (in thousands):

Six Months Ended
March 31, 2006
Unamortized debt issuance costs(1)	$4,903
Unamortized debt discounts and other costs(2)	539
Embedded derivative liabilities(3)	(1,482)
Professional fees and other costs(4)	8,151

Total reorganization items	$12,111

(1)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(2)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(3)	Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(4)	Costs for professional services including legal, financial advisory and related services.
Going Concern
     Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ending September 30, 2005 included on Form 10-K as a result of our operating losses during fiscal 2005 and our non-compliance with certain debt covenants subsequent to September 30, 2005. As described above under “Update on Financial Restructuring”, we have made substantial progress on completing our financial restructuring and de-leveraging of the balance sheet. We expect to emerge from bankruptcy in mid May with adequate exit financing in place.
Delisting from the NYSE
     As previously disclosed, on December 15, 2005, in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”), the NYSE suspended trading of our common stock and informed us of the NYSE’s intent to submit an application to the SEC to delist our common stock after completion of applicable procedures, including any appeal by us of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, we appealed the NYSE’s staff’s decision by requesting a review by the designated committee of the Board of Directors of the NYSE (the “Committee”) of the staff’s determination to suspend the trading of our common stock and an oral presentation before the Committee.
     On April 11, 2006, we received notification from the NYSE that the Committee met on April 5, 2006 to consider the appeal. The Committee affirmed the NYSE staff’s decision to suspend and delist the common stock. In addition, the Committee directed the NYSE staff to submit an application to the SEC to strike the common stock from listing in accordance with Section 12 of the Securities Exchange Act of 1934.
     Our common stock is currently trading on the OTC Pink Sheets under the ticker symbol IESRQ.PK.
Application for Listing on NASDAQ
     We have submitted the initial application to list our new common stock on NASDAQ upon emerging from Chapter 11. IES’ new common stock has been approved for quotation on the NASDAQ National Market, subject to its issuance on or about the Effective Date. The NASDAQ has assigned the stock symbol IESC, as the trading symbol for the Company’s new common stock.
Costs Associated with Exit or Disposal Activities
     Following disappointing operating results, the Board of Directors directed senior management to develop alternatives with respect to certain underperforming subsidiaries. On March 28, 2006, senior management committed to an exit plan (the “Exit Plan”) with respect to those underperforming subsidiaries. The Exit Plan commits to a shut-down or consolidation of the operations of the subsidiaries or the sale or other disposition of the subsidiaries, whichever comes earlier.
     As a result of the Exit Plan, we expect to incur total expenditures in the estimated range of $5.9 million to $11.1 million, which include the following:
•	An estimated $2.3 million to $5.4 million for direct labor and material costs;

•	An estimated $1.3 million to $1.5 million for lease exit and other related costs; and

•	An estimated $2.3 million to $4.2 million for severance, retention and other employment-related costs.
     As a result of inherent uncertainty in the Exit Plan and in monetizing approximately $30.6 million in net working capital from these subsidiaries, we could experience potential losses to our working capital. These losses could range from $8.1 million to $10.0 million. At March 31, 2006, we have recorded adequate reserves to reflect the estimated net realizable value of the working capital, however, subsequent events such as loss of personnel or specific customer knowledge, may impact the ability to collect. During the three months ended

March 31, 2006, we incurred approximately $4.5 million of incremental costs related to the Exit Plan consisting of $1.5 million in direct labor, $0.2 million in severance or retention costs, $0.2 million in lease exit costs, and $2.6 million in working capital asset impairments including accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts. These costs are included in income (loss) from continuing operations.
     In its assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, we increased our general allowance for doubtful accounts based on considering various factors including the fact that these business were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables. The Company believes this approach is reasonable and prudent given the circumstances.
     The Exit Plan is expected to be substantially completed by September 30, 2006. During the execution of the Exit Plan, we expect to continue to pay our vendors and suppliers in the ordinary course of business and to complete all projects that are currently in progress.
     Revenue for these subsidiaries totaled $172.8 million for fiscal year 2005, representing 16% of our total revenues for fiscal 2005. Forecasted revenues for these subsidiaries were approximately $73.8 million for fiscal year 2006, representing approximately 8% of our total forecasted revenues in fiscal 2006. Further information can be obtained on the Exit Plan in Form 8-K/A dated April 3, 2006.
Repayment Notice from Senior Convertible Notes
     On January 19, 2006, the holders of the outstanding Series A and Series B 6.5% Senior Convertible Notes, delivered written notice (the “Notices”) to us alleging that a “Termination of Trading” constituted a “Fundamental Change,” each as defined under the indenture dated as of November 24, 2004 (the “Indenture”). In accordance with the Indenture, a Termination of Trading is deemed to have occurred if our common stock, into which the Senior Convertible Notes are convertible, “is neither listed for trading on the New York Stock Exchange (the “NYSE”) or the American Stock Exchange nor approved for listing on the Nasdaq National Market or the Nasdaq SmallCap Market, and no American Depositary Shares or similar instruments for such common stock are so listed or approved for listing in the United States.”
     A Termination of Trading occurred with respect to the Senior Convertible Notes when we were notified on December 15, 2005 that our common stock had been suspended from trading on the NYSE. This constituted an event of default under the Indenture. We are, therefore, required to repurchase the Senior Convertible Notes in cash at a purchase price equal to 100% of the principal amount of the Senior Convertible Notes plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture).
     The amount due under the Senior Convertible Notes, including the principal plus accrued and unpaid interest and Liquidated Damages, is approximately $51.8 million. The holders elected to exercise their repurchase rights following a Termination of Trading under the terms of the Indenture.
     As mentioned in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Financial Restructuring and Subsequent Events,” all amounts due under the outstanding Senior Convertible Notes will be refinanced from the proceeds of the Term Exit Facility.
Pre-Petition Chapter 11
     As further described in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events”, on February 14, 2006, the Company filed the Chapter 11 Cases. As of the Commencement Date, the Debtors’ indebtedness consisted of the Pre-Petition Credit Facility, Senior Convertible Notes and Senior Subordinated Notes.
     Amendments to the Credit Facility
     As previously stated, it was necessary for us to seek multiple amendments to the $80 million asset-based revolving credit facility (the “Pre-Petition Credit Facility”) with Bank of America, N.A., as administrative agent (“BofA”) in the first and second quarters of fiscal 2006 in order to avoid non-compliance with the fixed charge coverage test as set in the Pre-Petition Credit Facility. The effect of these amendments were to postpone the fixed charge coverage test and also provide a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the year ended September 30, 2005.
     We then failed to meet the fixed charge coverage test for the period ending December 31, 2005, constituting a default under the Pre-Petition Credit Facility. In addition, we were in default, under the Pre-Petition Credit Facility, with respect to the pledge of ownership interest in EnerTech Capital Partners II L.P. (“EnerTech”) to BofA as collateral. Due to the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Pre-Petition Credit Facility and had full legal right to exercise its rights and remedies under the Pre-Petition Credit Facility and related agreements.
     We then entered into a forbearance agreement (the “Forbearance Agreement”) with BofA in connection with the Pre-Petition Credit Facility. The Forbearance Agreement stated BofA was to refrain from exercising its rights and remedies under the Pre-Petition Credit Facility and related agreements. Under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to us under the Pre-Petition Credit Facility. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.

     Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
     In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor”, we have classified the long-term portion of our senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to certain defaults thereunder. Even if we emerge from bankruptcy, which we expect to do in mid-May, we will still have substantial indebtedness under our revolving and term exit credit facilities.
     We have since accepted a financing commitment letter, dated February 1, 2006 (the “Commitment Letter”), with BofA, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debtor-in-Possession Financing.” All obligations, including the Pre-Petition Credit Facility dated August 1, 2005 will constitute obligations and liabilities under a debtor-in-possession credit facility.
     Amendment to Surety Pledge Agreement
     On January 17, 2006, we entered into an amendment to the surety agreements with Chubb, including (i) the Restated Pledge Agreement, dated January 14, 2005, and (ii) the Underwriting, Continuing Indemnity and Security Agreement, dated January 14, 2005. The amendment provides for Chubb’s issuance of surety bonds to support the projects in an aggregate amount of up to $20 million between the date of the amendment and February 14, 2006, the date we filed a voluntary petition for relief under the Bankruptcy Code. We are currently in negotiations with the existing surety bond providers regarding post-emergence surety bonding.
     Appointment of Chief Restructuring Officer
     On January 26, 2006, effective as of January 23, 2006, we entered into an engagement letter with Glass and Associates, Inc. (“Glass”). Glass has agreed to provide us with the services of Sanford Edlein, who will serve as the Chief Restructuring Officer in connection with the restructuring. The services of Mr. Edlein and other Glass employees will include working with us and our advisors to implement and manage the restructuring process, with Mr. Edlein, as Chief Restructuring Officer, having responsibility and authority to implement and manage all aspects of our restructuring. Mr. Edlein will report to, and be subject to the exclusive supervision of, the Special Restructuring Committee of the Board of Directors, which consists of four independent directors of the Board of Directors.
     Employment Agreement with Byron Snyder
     On February 13, 2006 (the “Employment Agreement Effective Date”), we entered into an Employment and Consulting Agreement (the “Employment Agreement”) with C. Byron Snyder, President and Chief Executive Officer. The terms of the Employment Agreement are from the Employment Agreement Effective Date through February 13, 2008 (the “Agreement Term”), unless terminated earlier. Further details can be obtained on the Employment Agreement as Exhibit 10.1 to Form 8-K dated February 15, 2006. Mr. Snyder will remain employed as Chief Executive Officer from the Employment Agreement Effective Date, through (i) any date after the Employment Agreement Effective Date as specified by the Board of Directors or (ii) the effective date of employment of a replacement Chief Executive Officer, whichever comes earlier. Following the expiration of the Agreement Term, Mr. Snyder will perform consulting and advisory services.
     Mr. Snyder will receive monthly compensation of $20,833 and will be granted an option to purchase 51,471 shares of our new common stock in accordance with the terms of the Option Agreement, (see Option Agreement attached as Exhibit A to Exhibit 10.1 to Form 8-K dated February 15, 2006). The options will be granted on the first business day following the effective date of the plan of reorganization in mid-May 2006. In the event that the Employment Agreement is terminated due to death, disability or is without cause, Mr. Snyder shall be entitled to the monthly compensation described above for the remainder of the Agreement Term. If the Employment Agreement is terminated by Mr. Snyder for any reason or by us with cause, then we will have no further obligation to pay the monthly compensation.
     During the Agreement Term and for a period of two years following termination of the Employment Agreement, Mr. Snyder is bound by non-competition and confidentiality provisions similar to those of the other senior officers.
     We have initiated a search for a new chief executive officer and have selected a national recognized firm to assist with this effort. Our search committee has worked diligently to identify the best person to lead the company and we have met with many outstanding candidates. We expect to conclude this process in the coming months.

Post-Petition Chapter 11
     As a result of our commencement of the Chapter 11 Cases, we were required to obtain debtor-in-possession financing. During the pendency of the Chapter 11 Cases, the Company obtained a DIP credit facility and DIP surety agreements.
     Debtor-in-Possession Financing
     On February 14, 2006, in connection with the Chapter 11 Cases, we entered into the debtor-in-possession loan and security agreement (the “DIP Credit Facility”) with B of A and the other lenders party thereto (the “DIP Lenders”). The DIP Credit Facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.
     The DIP Credit Facility provides for aggregate financing of $80 million during the Chapter 11 case, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the Pre-Petition Credit Facility are obligations and liabilities under the DIP Credit Facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs during the quarter ended March 31, 2006 related to the Pre-Petition Credit Facility.
     We have utilized the DIP Credit Facility to issue letters of credit for (i) our insurance programs; (ii) our surety programs; and (iii) certain jobs. The remainder of the proceeds of the DIP Credit Facility will be used for general corporate purposes.
     Loans under the DIP Credit Facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% as further discussed therein. The DIP Credit Facility matures on the earliest to occur of (i) the expiration of a period of 12 months from the closing date of the DIP Credit Facility, (ii) 45 days after the commencement of the Chapter 11 cases if a final order approving the DIP Credit Facility has not been entered by the Bankruptcy Court, (iii) the effective date of an approved plan of reorganization or (iv) termination of the DIP Credit Facility.
     The DIP Credit Facility is entitled to super-priority administrative expense status in accordance with Section 364(c)(1) of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and is secured by a first priority security interest, subject to certain liens, in the collateral. The DIP Credit Facility contemplates customary affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including the ability to, among other things, incur or secure other debt, make loans, make investments, sell assets, pay dividends or repurchase stock.
     The financial covenants require us to:
•	Maintain a Days Payable Outstanding not to exceed 25 days;

•	Maintain a Days Sales Outstanding of no more than 85 days;

•	Maintain a minimum cumulative earnings before interest, taxes, depreciation, amortization and restructuring expenses beginning with the period ended March 2006;

•	Maintain a minimum rolling four-week total cash receipts, based on a percentage of a pre-determined budget;

•	Ensure that cash disbursements do not exceed a pre-determined budget by more than the allowed percentages on both an aggregate basis and on a line item basis unless otherwise allowed by BofA;

•	Maintain cash collateral in a cash collateral account in at least the amounts specified in the credit agreement.
     The DIP Credit Facility contains events of default customary for debtor-in-possession financings, including cross defaults and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under the DIP Credit Facility may be accelerated and become due and payable immediately.
     We were in compliance with all the covenants under the DIP Credit Facility at March 31, 2006. On May 10, 2006, we delivered our compliance certificate to BofA and we were out of compliance with the minimum cumulative EBITDA covenant. We expect to re-finance the DIP Credit Facility upon emerging from bankruptcy in mid-May. See further discussion below under the caption “Exit Credit Facility”.
     We capitalized $1.4 million in debt issuance costs during the quarter related to the DIP Credit Facility, which are being amortized to interest expense over the expected life of the facility. Amortization during the quarter ended March 31, 2006 was approximately $0.5 million.

     Surety Update
     The Chubb Surety Agreement
     The Company is party to an Underwriting, Continuing Indemnity, and Security Agreement, dated January 14, 2005 (the “Surety Agreement”), with Chubb, which provides the provision of surety bonds to support its contracts with certain customers.
     In connection with the Company’s restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events”), the Bankruptcy Court approved an interim order on February 15, 2006 granting authority to enter into a postpetition financing agreement with Federal Insurance Company (the “Chubb DIP Agreement”). The Chubb DIP Agreement provides Chubb, during the Company’s Chapter 11 case, (i) in its sole and absolute discretion to issue up to an aggregate of $48 million in new surety bonds, with no more than $12 million in new surety bonds to be issued in any given month, and (ii) to give permission for use of cash collateral in the form of proceeds of all contracts which Chubb had issued surety bonds. The Company is being charged a bond premium of $25 per $1,000 of the contract price related to any new surety bond. The Company provided $6 million in additional collateral in the form of cash or letters of credit in installments of $1.5 million per month, to support the new surety bonds. Pursuant to the Chubb DIP Agreement, the Company paid due diligence and facility fees of $500,000 each which are included in reorganization items on the consolidated statement of operations.
     Upon emergence from Chapter 11, the Company expects to close into an exit bonding facility with the Chubb. The exit bonding agreement provides Chubb in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with no more than $10 million in new surety bonds to be issued in any given month. The Company will pay a $1 million facility fee upon the closing into the facility.
     The SureTec DIP Bonding Facility
     The Company is party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company, which provides for the provision of surety bonds to support the Company’s contracts with certain of its customers.
     The Bankruptcy Court approved an interim order on February 15, 2006 approving the assumption of certain contracts with SureTec Insurance Company (the “SureTec DIP Bonding Facility”). The SureTec DIP Bonding Facility provides SureTec, during the Company’s Chapter 11 case, (i) in its sole and absolute discretion and (ii) upon the Company’s filing of a voluntary petition for bankruptcy, to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from BofA in the amount of $1.5 million. Pursuant to the SureTec DIP Bonding Facility, the Company paid a fee of $25,000. The SureTec DIP Bonding Facility is expected to remain in place with the same terms subsequent to the Effective Date.
     The Scarborough DIP Bonding Facility
     The Company is party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety, to supplement the bonding capacity under the Chubb DIP Bonding Facility and the SureTec DIP Bonding Facility.
     The Bankruptcy Court approved an order on March 10, 2006 approving debtor in possession surety bonding facility with Edmund C. Scarborough, Individual Surety (the “Scarborough DIP Bonding Facility”). Under the Scarborough DIP Bonding Facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $100 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to a corporate surety, like Chubb or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an oblige/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.
     Scarborough’s obligation to issue new bonds is discretionary and the aggregate bonding is subject to Scarborough’s receipt of an irrevocable letter of credit from SunTrust Bank in the amount of $2.0 million to secure all of the Company’s obligations to Scarborough; provided, however, upon delivery of the letter of credit and payment of applicable bond premiums (estimated at 3.5% of the face amount of each bond), Scarborough will issue bonds in the approximate amount of $23.8 million covering the Company’s backlog of existing and pending contracts/projects. Within 120 days of the letter of credit issuance, the letter of credit will be cancelled in exchange for the sum of $2 million by wire transfer to a trust account selected by Scarborough. BofA, as the Company’s debtor-in-possession working capital lender, has a lien in the proceeds generated from the bonded contracts (the “Proceeds”). BofA and Scarborough have entered into an intercreditor agreement. The Scarborough DIP Bonding Facility is expected to remain in place with the same terms subsequent to the Effective Date.
Anticipated Post-Chapter 11
     As further described in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on April 26, 2006, the Bankruptcy Court entered the Confirmation Order approving the Plan.
     As a result, the Company anticipates that, following consummation of the transactions contemplated by the Plan, the Company’s long-term debt will be approximately $61.3 million, comprised of approximately $53 million borrowed and outstanding under the Term Exit Credit Facility and approximately $8.3 million borrowed and outstanding under the Revolving Exit Credit Facility.
     The Revolving Exit Credit Facility

     In connection with our emergence from Chapter 11, we expect to enter into a revolving credit facility (the “Revolving Exit Credit Facility”). On February 10, 2006, we accepted a financing commitment letter (the “Exit Credit Commitment Letter”) from BofA for a senior secured post-confirmation Revolving Exit Credit Facility (the “Revolving Credit Facility”). The Exit Credit Commitment Letter states that BofA and any other lenders that choose to participate (collectively, the “Exit Credit Lenders”) will provide a Revolving Exit Credit Facility in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the DIP Credit Facility and to provide letters of credit and financing subsequent to confirmation of a plan of reorganization. BofA has committed to lend up to $40 million of the Revolving Exit Credit Facility and will seek to syndicate the remaining amount.
     Loans under the Revolving Exit Credit Facility will bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the Exit Credit Commitment Letter. In addition, we will be charged monthly in arrears (i) an unused line fee of either 0.5% or 0.375% depending on the utilization of the credit line, (ii) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (iii) certain other fees and charges as specified in the Exit Credit Commitment Letter.
     The Revolving Exit Credit Facility will mature two years after the closing date. The Revolving Exit Credit Facility will be secured by first priority liens on substantially all of our existing and future acquired assets, exclusive of collateral provided to sureties, on the terms set in the Exit Credit Commitment Letter. The Revolving Exit Credit Facility will contain customary affirmative, negative and financial covenants binding us as described in the Exit Credit Commitment Letter.
     The Exit Credit Commitment Letter provides that the Exit Credit Lenders are obligated to provide the Revolving Exit Credit Facility only upon satisfaction of certain conditions, including, without limitation (i) the completion of definitive documentation and other documents as may be requested by BofA, (ii) the absence of a material adverse change in our business, assets, liabilities, financial condition, business prospects or results of operation, other than the Chapter 11 Cases, since the date of the Exit Credit Commitment Letter, (iii) BofA’s receipt of satisfactory financial projections and financial statements, (iv) BofA’s satisfaction with the relative rights of BofA and our sureties, including agreements with our sureties for the issuance of up to $75 million in bonds, and (v) BofA’s satisfaction with the plan of reorganization, including the treatment of certain creditors, and the order confirming the plan.
     The Exit Credit Commitment Letter is filed as Exhibit 10.3 on Form 8-K dated February 15, 2006 and the summary of certain terms and conditions of the Revolving Exit Credit Facility is qualified in its entirety by reference to this exhibit.
     The Term Exit Credit Facility
     On February 10, 2006, we accepted a commitment letter (the “Term Exit Commitment Letter”) from Eton Park Fund, L.P. and an affiliate and Flagg Street Partners LP and affiliates (collectively, the “Term Exit Lenders”) for a senior secured term loan in the amount of $53 million (the “Term Exit Credit Facility”). The primary purpose of the Term Exit Credit Facility is to refinance our 6.5% senior convertible notes due 2014 (the “Senior Convertible Notes”).
     The loan under the Term Exit Credit Facility will bear interest at 10.75% per annum, subject to adjustment as set in the Term Exit Commitment Letter. Interest will be payable in cash, in arrears, quarterly, provided that, in the sole discretion of us, until the third anniversary of the closing date, we will have the option to direct that interest be paid by capitalizing the interest as additional loans under the Term Exit Credit Facility. Absent the Term Exit Lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the Term Exit Credit Facility will mature on the seventh anniversary of the closing date. The Term Exit Credit Facility will contain customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the Revolving Exit Credit Facility with a sublimit on funded outstanding indebtedness of $25 million, as more fully described in the Term Exit Commitment Letter. Additionally, the Term Exit Credit Facility includes provisions for optional and mandatory prepayments on the conditions set in the Term Exit Commitment Letter. The Term Exit Credit Facility will be secured by substantially the same collateral as the Revolving Exit Credit Facility and will be second in priority to the liens securing the Revolving Exit Credit Facility.
     The Term Exit Commitment Letter provides that the Term Exit Lenders are obligated to provide the Term Exit Credit Facility only upon the satisfaction of certain conditions, including, without limitation, (i) completion of definitive documentation and other documents as may be requested by the Term Exit Lenders, (ii) the Term Exit Lenders’ satisfaction with the final confirmation order confirming the Debtors’ plan of reorganization and the occurrence of the effective date of the plan, (iii) the repayment of the DIP Credit Facility or its conversion into the Revolving Exit Credit Facility, (iv) delivery of interim financial statements as well as any financial documentation delivered to BofA, and (v) the Term Exit Lenders’ satisfaction with the terms and conditions of the Revolving Exit Credit Facility.
     The Term Exit Commitment Letter is filed as Exhibit 10.4 on Form 8-K filed with the SEC on February 15, 2006 and the summary of certain terms and conditions of the Term Exit Credit Facility is qualified in its entirety by reference to this exhibit.

Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in the Note 2 of “Notes to Consolidated Financial Statements” of our annual report on Form 10-K for the year ending September 30, 2005 and at relevant sections in this discussion and analysis.
     As a result of our Chapter 11 bankruptcy proceeding, we prepare our financial statements in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires us to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) apply “fresh start” start accounting rules upon emergence from bankruptcy which is expected to be May 2006.
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
     We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.
     We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. During the six months ended March 31, 2005 and 2006, we recorded goodwill impairments of $0.6 million and $— million, respectively.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups including estimates about future cash flows, discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections. During the six months ended March 31, 2005 and 2006, we recorded a non-cash impairment charge of $0.1 million and $0.4 million, respectively, related to long-lived assets of continuing operations.
     We provide an allowance for doubtful accounts for unknown collection issues, in addition to, reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, our customers’ willingness to pay, general economic conditions and the ongoing relationships with our customers.
     In addition to these factors, our business and the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings integral to the overall review of collectibility associated with our billings in total. The analysis management utilizes to assess collectibility of our receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.
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
     We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at March 31, 2006, we considered that it was more likely than not that some or all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006
     The following table presents selected unaudited historical financial information for the six months ending March 31, 2005 and 2006.

	Six Months Ended
	March 31,
	2005	%	2006	%

	(dollars in millions)
Revenues	$534.3	100%	$504.3	100%
Cost of services (including depreciation)	469.9	88%	438.5	87%

Gross profit	64.4	12%	65.8	13%
Selling, general & administrative expenses	69.9	13%	68.9	14%

Income (loss) from operations	(5.5)	(1)%	(3.1)	(1)%
Reorganization items	—	0%	12.1	2%
Interest and other expense, net	13.8	3%	13.8	3%

Loss before income taxes	(19.3)	(4)%	(29.0)	(6)%
Provision for income taxes	0.6	0%	0.5	0%

Loss from continuing operations	(20.0)	(4)%	(29.5)	(6)%

	Six Months Ended
	March 31,
	2005	%	2006	%
Net income (loss) from discontinued operations	(10.8)	(2)%	0.3	0%

Net loss	$(30.8)	(6)%	$(29.2)	(6)%

REVENUES

	Percent of Total Revenues
	Six Months Ended
	March 31,
	2005	2006

Commercial and Industrial	74%	64%
Residential	26%	36%

Total Company	100%	100%

     Total revenues decreased $30.0 million, or 5.6%, from $534.3 million for the six months ended March 31, 2005, to $504.3 million for the six months ended March 31, 2006. This decrease in revenues is primarily the result of a decrease in revenues of $71.4 million in commercial and industrial revenues offset by an increase of $41.3 million in residential revenues for the six months ended March 31, 2006.
     In March 2006, we committed to a plan (“Exit Plan”) to exit certain business units in our commercial and industrial segments (see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Costs Associated with Exit or Disposal Activities”). These business units accounted for $113.8 million and $50.2 million in revenues for the six months ended March 31, 2005 and 2006, respectively.
     Commercial and industrial revenues decreased $71.4 million, or 18.2%, from $392.8 million for the six months ended March 31, 2005, to $321.4 million for the six months ended March 31, 2006. Of the $71.4 million decrease in revenues, $63.6 is associated with the business units in the Exit Plan. For the remaining businesses the decrease in revenues for the six months ending March 31, 2006 is primarily the result of lack of bonding, more selective bidding, and the impact of the bankruptcy on new business development.
     Residential revenues increased $41.3 million, or 29.2%, from $141.5 million for the six months ended March 31, 2005 to $182.8 million for the six months ended March 31, 2006, primarily as a result of continuing increased demand for new single-family and multi-family housing in the markets we serve.
GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Six Months Ended
	March 31,
	2005	2006

Commercial and Industrial	8.8%	9.7%
Residential	21.0%	18.9%

Total Company	12.1%	13.1%

     Gross profit increased $1.4 million, or 2.2%, from $64.4 million for the six months ended March 31, 2005, to $65.8 million for the six months ended March 31, 2006. Gross profit margin as a percentage of revenues increased from 12.1% to 13.1% for the six months ended March 31, 2005 compared to six months ended March 31, 2006. The increase in gross profit dollars from the six months ended March 31, 2005 compared to the six months ended March 31, 2006 was primarily due to increased gross profits resulting from increased revenues in our residential segment. The increase in gross margin from the six months ended March 31, 2005 compared to the six months ended March 31, 2006 is attributable to a shift in our revenue mix to include more residential revenue, which has a higher gross margin, and improved profitability in our commercial and industrial segments.
     The business units associated with the Exit Plan accounted for gross profit of $2.1 million for the six months ended March 31, 2005 and a negative gross profit of $4.9 million for the six months ended March 31, 2006. Commercial and industrial gross profit decreased $3.4 million, or 9.9%, from $34.7 million for the six months ended March 31, 2005 to $31.3 million for the six months ended March 31, 2006. Commercial and industrial gross profit margin as a percentage of revenues increased from 8.8% for the six months ended March 31, 2005, to 9.7% for the six months ended March 31, 2006. Of the $3.4 million decrease in gross profit, $7.0 million is associated with the Exit Plan business units. For the remaining businesses, the increase in gross profit margin as a percentage of revenues was primarily the result of increased job profitability at specific subsidiaries and improvement in gross profit for commercial and industrial as we complete older less profitable work.
      Residential gross profit increased $4.8 million, or 16.1%, from $29.8 million for the six months ended March 31, 2005, to $34.6 million for the six months ended March 31, 2006 due to higher sales volume. Residential gross profit margin as a percentage of revenues decreased from 21.0% for the six months ended March 31, 2005, to 18.9% for the six months ended March 31, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased $1.0 million, or 1.5%, from $69.9 million for the six months ended March 31, 2005, to $68.9 million for the six months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues increased from 13.1% for the six months ended March 31, 2005 to 13.7% for the six months ended March 31, 2006. Employment expenses decreased $1.2 million due to a reduction in work force. There were reductions in occupancy expense of $1.1 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations, net of early lease terminations of $0.5 which occurred in the second quarter of 2006. Depreciation expense decreased $0.4 million as a result of the impairment and write down of assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” taken in fiscal year 2005 and a reduction of $0.9 million in insurance expense. These reductions were partially offset by additional costs incurred of $1.2 million for bad debt expense and $1.2 million for legal fees during the six months ended March 31, 2006 resulting from litigation. An additional $0.4 million in professional fees was incurred during the first quarter of fiscal 2006 related to our debt restructuring efforts.
     The Exit Plan business units, accounted for selling, general and administrative expenses of $8.6 million for the six months ended March 31, 2005 and $8.6 million for the six months ended March 31, 2006.
INCOME (LOSS) FROM OPERATIONS
     Income (loss) from operations increased $2.4 million from an operating loss of $5.5 million for the six months ended March 31, 2005, to an operating loss of $3.1 million for the six months ended March 31, 2006. This increase in income (loss) from operations was attributed to increased demand for new single-family and mutli-family housing during the six months ended March 31, 2006 over the same period in the prior year improving gross profit by $1.4 million. This increased demand has shifted the revenue mix to include more residential revenue, which has higher gross margins, coupled with improved profitability in the commercial and industrial segments. Also attributing to the improvement in income from operations is the decrease in selling, general and administrative costs of $1.0 million during the six months ended March 31, 2006.
     In addition, the businesses associated with the Exit Plan, accounted for losses from operations of $6.5 million for the six months ended March 31, 2005 and losses of $13.5 million for the six months ended March 31, 2006.
REORGANIZATION ITEMS
     During the quarter ended March 31, 2006, in connection with our restructuring, we recorded reorganization items totaling $12.1 million. Reorganization items incurred were $8.1 million in professional fees related to the bankruptcy and a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes.

NET INTEREST AND OTHER EXPENSE
     Interest and other expense, net decreased from $13.8 million for the six months ending March 31, 2005, to $13.8 million for the six months ending March 31, 2006. The decrease in net interest and other expense was the result of having only 45 days of interest accrued for the Senior Subordinated Notes in the second quarter of 2006 up to the date of filing Chapter 11 (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Senior Convertible Notes”) versus interest accrued for the full six months ended March 31, 2005, which resulted in a $2.0 million decrease in interest expense for the six months ended March 31, 2006. There was also a $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our Senior Convertible notes issued in November 2004, no such event occurred for the six months ending March 31, 2006. In addition, there was $0.3 million in interest income related to the cash collateral held by our surety, not in the six months ending March 31, 2005. This was partially offset by deferred financing costs of $3.8 million associated with the Pre-Petition Credit Facility written off in the second quarter 2006 as a result of entering the DIP Credit Facility.
PROVISION FOR INCOME TAXES
     Our effective tax rate decreased from a negative rate of 3.3% for the six months ending March 31, 2005 to a negative rate of 2.5% for the six months ending March 31, 2006. This decrease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
     The following table presents selected unaudited historical financial information for the three months ending March 31, 2005 and 2006.

	Three Months Ended
	March 31,

	2005	%	2006	%

		(dollars in millions)
Revenues	$268.9	100%	$245.2	100%
Cost of services (including depreciation)	238.4	89%	216.2	88%

Gross profit	30.5	11%	29.0	12%
Selling, general & administrative expenses	35.2	13%	36.0	15%

Income (loss) from operations	(4.7)	(2)%	(7.0)	(3)%
Reorganization items	—	0%	12.1	5%
Interest and other expense, net	4.9	2%	8.0	3%

Loss before income taxes	(9.6)	(4)%	(27.1)	(11)%
Provision for income taxes	0.4	0%	0.3	0%

Loss from continuing operations	(10.0)	(4)%	(27.4)	(11)%
Net loss from discontinued operations	(3.2)	(1)%	0.0	0%

Net loss	$(13.2)	(5)%	$(27.4)	(11)%

     REVENUES

	Percent of Total Revenues
	Three Months Ended
	March 31,
	2005	2006

Commercial and Industrial	75%	62%
Residential	25%	38%

Total Company	100%	100%

     Total revenues decreased $23.7 million, or 8.8%, from $268.2 million for the three months ending March 31, 2005, to $245.2 million for the three months ending March 31, 2006. This decrease in revenues is primarily the result of a decrease in revenues of $48.1 million in commercial and industrial revenues offset by an increase of $24.4 million in residential revenues for the three months ending March 31, 2006.
     In March 2006, we committed to a plan (“Exit Plan”) to exit certain business units in our commercial and industrial segments (see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Costs Associated with Exit or Disposal Activities”). These business units accounted for $53.9 million and $17.6 million in revenues for the three months ended March 31, 2005 and 2006, respectively.
     Commercial and industrial revenues decreased $48.1 million, or 24.0%, from $200.8 million for the three months ending March 31, 2005, to $152.7 million for the three months ending March 31, 2006. Of the $48.1 million decrease in revenues, $36.3 is associated with the business units in the Exit Plan. For the remaining businesses, the decrease in revenues for the three months ending March 31, 2006 is primarily the result of lack of bonding, more selective bidding and the impact on new business development due to the bankruptcy.
     Residential revenues increased $24.4 million, or 35.8%, from $68.1 million for the three months ending March 31, 2005 to $92.5 million for the three months ending March 31, 2006, primarily as a result of continuing increased demand for new single-family and multi-family housing in the markets we serve.
GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Three Months Ended
	March 31,
	2005	2006

Commercial and Industrial	7.5%	7.2%
Residential	22.6%	19.3%

Total Company	11.3%	11.8%

     Gross profit decreased $1.5 million, or 5.0%, from $30.5 million for the three months ending March 31, 2005, to $29.0 million for the three months ending March 31, 2006. Gross profit margin as a percentage of revenues increased from 11.3% to 11.8% for the three months ending March 31, 2005 compared to three months ending March 31, 2006. The decrease in gross profit dollars from the three months ending March 31, 2005 compared to the three months ending March 31, 2006 was primarily due to reduced gross profit margins on higher revenue in our residential segment. The increase in gross margin from the three months ended March 31, 2005 compared to the three months ended March 31, 2006 is attributable to a shift in our revenue mix to include more residential revenue, which has a higher gross margin and improved profitability in our commercial and industrial segment.
     The business units associated with the Exit Plan accounted for negative gross profit margin of $0.3 million and $6.7 million for the three months ended March 31, 2005 and 2006, respectively. Commercial and industrial gross profit decreased $4.0 million, or 26.7%, from $15.1 million for the three months ending March 31, 2005 to $11.1 million for the three months ending March 31, 2006. Commercial and industrial gross profit margin as a percentage of revenues decreased from 7.5% for the three months ending March 31, 2005, to 7.2% for the three months ending March 31, 2006. Of the $4.0 million decrease in gross profit, $6.4 million is associated with the Exit Plan business units. For the remaining businesses, the increase in gross profit margin as a percentage of revenues was primarily the result of increased job profitability at specific subsidiaries and improvement in gross profit for commercial and industrial as we complete older less profitable work.
     Residential gross profit increased $2.5 million, or 16.3%, from $15.4 million for the three months ending March 31, 2005, to $17.9 million for the three months ending March 31, 2006 driven by continued strong demand for single family housing. Residential gross profit margin as a percentage of revenues decreased from 22.6% for the three months ending March 31, 2005, to 19.4% for the three months ending March 31, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased $0.8 million, or 2.3%, from $35.2 million for the three months ending March 31, 2005, to $36.0 million for the three months ending March 31, 2006. Selling, general and administrative expenses as a percentage of revenues increased from 13.1% for the three months ending March 31, 2005 to 14.7% for the three months ending March 31, 2006. Employment expenses decreased $0.2 million due to a reduction in work force. There were also reductions in occupancy expense of $0.5 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations, net of early lease terminations expense of $0.5 which occurred in the second quarter of 2006, and a reduction of $0.4 million in insurance expense. These reductions were partially offset by additional costs incurred of $0.3 million for travel and $1.5 million for bad debt expense.
     The business units associated with the Exit Plan accounted for selling, general and administrative expenses of $4.3 million for the three months ended March 31, 2005 and $5.4 million for the three months ended March 31, 2006.
INCOME (LOSS) FROM OPERATIONS
     Income (loss) from operations increased $2.3 million from an operating loss of $4.7 million for the three months ending March 31, 2005, to an operating loss of $7.0 million for the three months ending March 31, 2006. This decrease in income (loss) from operations was attributed to the decrease of $1.5 million in gross profit during the three months ending March 31, 2006 over the same period in the prior year and the decrease in selling, general and administrative costs of $0.8 million during the three months ending March 31, 2006.
     The business units included in the Exit Plan accounted for losses from operations of $4.6 million and $12.1 million for the three months ended March 31, 2005 and 2006, respectively. Of the $2.3 million decrease in income (loss) from operations, $7.5 million is associated with the Exit Plan business units. For the remaining businesses, the increase in income (loss) form operations was primarily the result of increased demand for new single-family and multi-family housing.
REORGANIZATION ITEMS
     During the quarter ended March 31, 2006, in connection with our restructuring, we recorded reorganization items totaling $12.1 million. Reorganization items incurred were $8.1 million in professional fees related to the bankruptcy and a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes.
NET INTEREST AND OTHER EXPENSE
     Interest and other expense, net increased from $4.9 million for the three months ending March 31, 2005, to $8.0 million for the three months ending March 31, 2006. This increase was primarily a result of deferred financing costs of $3.8 million associated with the Pre-Petition Credit Facility written off in the second quarter 2006 as a result of entering the DIP Credit Facility. This was partially offset by having only 45 days of interest accrued for the Senior Subordinated Notes in the second quarter of 2006 up to the date of filing Chapter 11 (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Senior Convertible Notes”) versus interest accrued for the full three months ended March 31, 2005, which resulted in a $2.0 million decrease in interest expense for the three months ended March 31, 2006. There was also a $2.0 million decrease in non-cash mark-to-market interest associated with the embedded conversion option within our Senior Convertible Notes issued in November 2004, no such event occurred for the three months ending March 31, 2006.
PROVISION FOR INCOME TAXES
     Our effective tax rate increased from a negative rate of 5.3% for the three months ending March 31, 2005 to a negative rate of 1.1% for the three months ending March 31, 2006. This decrease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
RECONCILIATION OF NET LOSS TO PRIOR GUIDANCE
     The net loss for the three months ended March 31, 2006 was $27.4 million. On April 21, 2006, we filed on Form 8-K estimated results for the three months ended March 31, 2006. The estimated range for the net loss for the three months ended March 31, 2006 was $12.5 million to $15.8 million. The primary difference between our actual net loss and the previously estimated net loss is attributable to: 1) an adjustment of $12.1 million to expense reorganization items related to the Restructuring and 2) an adjustment of $2.6 million to adjust to estimated net realizable value the accounts receivable, inventory and costs and estimated earnings in excess of billings on uncompleted contracts related to the business units to be shut down or consolidated pursuant to the Exit Plan.
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
     During the six months ended March 31, 2005, we completed the sale of seven business units as part of the plan described above. During the quarter ended December 31, 2005, we completed the sale of the last business unit under the plan described above. These sales generated a pre-tax gain (loss) of $(0.2) million and $0.5 million, respectively, and have been recognized in the six months ended March 31, 2005 and 2006 as discontinued operations in the respective consolidated statements of operations. All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three and six months ended March 31, 2005 was $0.4 million and $0.9 million, respectively. There was no depreciation expense for the three and six months ended March 31, 2006. Summarized financial data for discontinued operations are outlined below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Revenues	$43,071	$—	$101,202	$5,464
Gross profit	4,477	(10)	7,719	273
Pretax income (loss)	(2,961)	5	(10,514)	511

			Balance as of
			September 30,	March 31,
			2005	2006
Accounts receivable, net			$8,456	$159
Inventory			464	—
Costs and estimated earnings in excess of billings on uncompleted contracts			900	91
Other current assets			3,421	—
Property and equipment, net			768	—
Other noncurrent assets			8	8

Total assets			$14,017	$258

Accounts payable and accrued liabilities			$3,411	$51
Billings in excess of costs and estimated earnings on uncompleted contracts			1,414	—

Total liabilities			4,825	51

Net assets			$9,192	$207

Goodwill Impairment Associated with Discontinued Operations
     During the three and six months ending March 31, 2005, we recorded a goodwill impairment charge of $3.4 million and $8.6 million, respectively, related to the identification of certain subsidiaries for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no goodwill impairment during the quarter ending March 31, 2006 related to discontinued operations.

Impairment Associated with Discontinued Operations
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the three and six months ending March 31, 2005, we recorded an impairment charge of $0.3 million and $1.0 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our. There was no impairment charge for long-lived assets during the quarter ending March 31, 2006 related to discontinued operations.
WORKING CAPITAL

	September 30,	March 31,
	2005	2006
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$18,134
Restricted cash	9,596	20,060
Accounts receivable:
Trade, net of allowance of $3,912 and $4,483 respectively	180,305	164,032
Retainage	48,246	41,286
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	22,447
Inventories	22,563	23,579
Prepaid expenses and other current assets	24,814	26,837
Assets held for sale associated with discontinued operations	14,017	258

Total current assets	$352,568	$316,633

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$222,910
Accounts payable and accrued expenses	120,812	117,260
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	26,398
Liabilities related to assets held for sale associated with discontinued operations	4,825	51

Total current liabilities	$385,255	$366,619

Working capital	$(32,687)	$(49,986)

     Working capital decreased $17.3 million, or 52.9%. The decrease in working capital is a result of total current assets decreased $35.9 million, or 10.2%, from $352.6 million as of September 30, 2005 to $316.6 million as of March 31, 2006. This is the result of a $16.3 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $13.8 million decrease in assets held for sale associated with discontinued operations due to the sale of one business unit during the six months ending March 31, 2006, $7.0 million decrease in retainage due to collections; partially offset by an increase in inventory of $1.0 million related to growth in the residential business and prepaid expenses and other current assets of $2.0 million.
     As of March 31, 2006, the status of our costs in excess of billings versus our billings in excess of costs decreased over that at September 30, 2005; and days sales outstanding decreased by two days from 75 days at September 30, 2005 to 73 days at March 31, 2006. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 93.4% at September 30, 2005 to 90.6% at March 31, 2006, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables not outstanding at March 31, 2006. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts as of March 31, 2006.
     The decrease in total current assets was partially offset by total current liabilities, which decreased $18.6 million, or 4.8%, from $385.3 million as of September 30, 2005 to $366.6 million as of March 31, 2006. This decrease is primarily the result of a $3.6 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business during the six months ending March 31, 2006, a $4.8 million decrease related to the sale of a business unit during the six months ending March 31, 2006 pursuant to a divestiture plan previously disclosed and a $9.4 million decrease in billings in excess of costs. See “Liquidity and Capital Resources” below for further information.
LIQUIDITY AND CAPITAL RESOURCES
     As of March 31, 2006, we had cash and cash equivalents of $18.1 million, restricted cash of $20.1 million, negative working capital of $50.0 million, no outstanding borrowings under our DIP Credit Facility, $59.1 million of letters of credit outstanding, and available capacity under our DIP Credit Facility of $20.0 million. The principal amounts outstanding under our Senior Subordinated Notes and Senior Convertible Notes were $172.9 million and $50.0 million, respectively.
     During the six months ending March 31, 2006, we used $3.6 million of net cash from operating activities. This net cash provided by operating activities comprised of a net loss of $29.2 million, decreased by $16.3 million of non-cash charges related primarily to $4.0 million of reorganization items associated with the bankruptcy, $5.2 million of amortization of deferred financing costs and $3.5 million of other depreciation and amortization expense, and $2.4 million bad debt expense; and offset by changes in working capital of $14.1 million. Working capital changes consisted of a $1.9 million increase in accounts payable and accrued expenses, $2.0 million decrease in prepaid expenses and other current assets and a $1.0 million increase in inventories; offset by a $22.1 million decrease in accounts receivable due to the timing of and increased focus on collections. Additionally, billings in excess of costs decreased $9.4 million. Net cash used in investing activities was $6.4 million related to the purchase of property and equipment of $1.5 million and additional cash collateral of $10.5 million held by BofA as security for our obligations under the credit facility, recorded as restricted cash on the balance sheet (see Note 4). Net cash used in financing activities was $7.4 million consisting of $1.4 million related to debt issuance costs associated with the DIP Facility and $6.0 million in debt restructure costs.
Pre Petition Chapter 11
     As further described in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events,” on February 14, 2006 we filed the Chapter 11 Cases. As of the Commencement Date, our indebtedness consisted of the Pre-Petition Credit Facility, Senior Convertible Notes, and Senior Subordinated Notes.
     Credit Facility
     On August 1, 2005, we entered into a three-year $80 million asset-based revolving credit facility (the “Pre-Petition Credit Facility”) with Bank of America, N.A., as administrative agent (“BofA”). The Pre-Petition Credit Facility replaced our existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005. IES and each of our operating subsidiaries are co-borrowers and are jointly and severally liable for all obligations under the Pre-Petition Credit Facility. Our other subsidiaries have guaranteed all of the obligations under the Pre-Petition Credit Facility. The obligations of the borrowers and the guarantors are secured by a pledge of substantially all our assets and our subsidiaries assets, excluding any assets pledged to secure surety bonds procured by us and our subsidiaries in connection with their operations.
     The Pre-Petition Credit Facility allowed us and the other borrowers to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the Pre-Petition Credit Facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80 million.
     We amended the Pre-Petition Credit Facility to provide relief for the fixed charge coverage test for the months of August and September 2005, and eliminated the requirement for a fixed charge covenant test to be performed in September and October 2005. The second amendment obtained limited availability under the facility by requiring us to have at least $12.0 million in excess funds availability at all times.
     On January 3, 2006, we entered into a further amendment, effective December 30, 2005, to the Pre-Petition Credit Facility. The amendment eliminated the fixed charge coverage test for the period ending November 30, 2005 and provided that the test for the period ending December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any event of default that would otherwise exist with respect to the audited annual financial statements for the period ending September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the periods ending December 31, 2005 to January 26, 2006. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs to be amortized over the life of the facility.
     As of January 26, 2006, we failed to meet the fixed charge coverage test for the period ending December 31, 2005, constituting an Event of Default under the Pre-Petition Credit Facility. Additionally, we were in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as collateral under the Pre-Petition Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Pre-Petition Credit Facility and had full legal right to exercise its rights and remedies under the Pre-Petition Credit Facility and related agreements.
     On January 27, 2006, we entered into a forbearance agreement (the “Forbearance Agreement”) with BofA in connection with the Pre-Petition Credit Facility. The Forbearance Agreement provided for BofA’s forbearance from exercising its rights and remedies under the Pre-Petition Credit Facility and related agreements from January 27, 2006 through the earliest to occur of (i) 5:00 p.m. CST on February 28, 2006 or (ii) the date that any Forbearance Default (as defined in the Forbearance Agreement) occurred. Notwithstanding the forbearance, on January 26, 2006, BofA sent a “blockage notice” to the senior subordinated notes indenture trustee preventing any payments from being made on such notes. Lastly, under the Forbearance Agreement, BofA had no obligation to make any loans or otherwise extend any credit to us under the Pre-Petition Credit Facility. Any agreement by BofA to make any loans or otherwise extend any further credit was in the sole discretion of BofA.
     Capitalized terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
     Senior Convertible Notes (subject to compromise)
     On November 24, 2004, (the “Issue Date”), we entered into a purchase agreement for a private placement of $36.0 million aggregate principal amount of Senior Convertible Notes. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes require payment of interest semi-annually in arrears at an annual rate of 6.5%, have a stated maturity of November 1, 2014, constitute senior unsecured obligations, are guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. On November 1, 2008, we have the option to redeem the Senior Convertible Notes, subject to certain conditions.
     We were required to file a registration statement (the “Shelf Registration Statement”) with the SEC within 180 days of the issue date. In addition, we have to ensure that the Shelf Registration Statement be declared effective within 360 days of the Issue Date. Failure to do either of these would result in liquidated damages to be paid to the noteholders in the amount of 0.25% per annum for the first 90 days and 0.50% per annum thereafter. In addition, if any of the notes are ever surrendered for repurchase and not so paid, the notes would accrue default interest of 1.0% per annum until they have been paid or duly provided for. We did not cause the Shelf Registration Statement to become effective by November 23, 2005 and, therefore, began incurring liquidated damages.
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
     We were required to file a registration statement (the “Shelf Registration Statement”) with the SEC within 180 days of the issue date of the Issue Date. In addition, we have to ensure that the Shelf Registration Statement be declared effective within 360 days of the Issue Date. Failure to do either of these would result in liquidated damages to be paid to the noteholders in the amount of 0.25% per annum for the first 90 days and 0.50% per annum thereafter. In addition, if any of the notes are ever surrendered for repurchase and not so paid, the notes will accrue default interest of 1.0% per annum until they are paid or duly provided for. We did not cause the Shelf Registration Statement to become effective by November 23, 2005 and therefore began incurring liquidated damages.
     On February 24, 2004 and following shareholder approval, we sold $14 million in principal of our Series B 6.5% Senior Convertible Notes due 2014, pursuant to separate option exercises by the holders of the $36 million aggregate principal amount of Senior Convertible Notes issued by us in an initial private placement on November 24, 2004.
     A default under the Pre-Petition Credit Facility, the DIP Facility or the Senior Subordinated Notes resulting in acceleration that is not cured within 30 days is also a cross default under the Senior Convertible Notes. In addition, other events of default under the Senior Convertible Notes indenture include, but are not limited to, a change of control, the delisting of our stock from a national exchange or the commencement of a bankruptcy proceeding.
     The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period.
     During the three months ending December 31, 2004, we were required to also value the portion of the Senior Convertible Notes that would settle in cash because shareholder approval of the Senior Convertible Notes had not yet been obtained. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ending December 31, 2004: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmation shareholder vote was $2.0 million an accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005 for a net mark to market loss of $0.6 million during the six months ended March 31, 2005. There have been no mark to market gain or losses during the six months ended March 31, 2006. For the periods ending March 31, 2005 and March 31, 2006, the fair value of the two remaining derivatives was $1.6 million and $1.5 million respectively. Additionally, at March 31, 2005 we recorded a net discount of $0.8 million, which was being amortized over the remaining term of the Senior Convertible Notes.
     In accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” when debt becomes an allowed claim by the Bankruptcy Court and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim. The Senior Convertible Notes were an allowable claim per the Court Order dated March 17, 2006. As a result, we wrote off unamortized deferred financing fees of $2.7 million, derivative liabilities of $1.5 million and net discount of $0.7 million to reorganization items on the “Consolidated Statements of Operations” for a net pre-tax impact of $1.9 million.
     Senior Subordinated Notes (subject to compromise)
     We have outstanding two different series of senior subordinated notes with similar terms. The notes bear interest at 9 3/8% and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. At March 31, 2006, we had $172.9 million in outstanding senior subordinated notes. An interest payment of approximately $8.1 million on the Senior Subordinated Notes was due on February 1, 2006. We did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment did not become an “Event of Default” until 30 days after the due date for such payment. We filed for Chapter 11 reorganization on February 14, 2006 in order to be able to exchange the entire amount of our Senior Subordinated Notes into equity.
     In accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, when debt becomes an allowed claim by the Bankruptcy Court and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim. The Senior Subordinated Notes were an allowable claim per the Court Order dated March 17, 2006. As a result, we wrote off unamortized deferred financing fees of $2.2 million, net debt discounts of $1.5 million, and the unamortized gain on terminated interest rate swaps, previously disclosed, of $1.7 million to reorganization items on the “Consolidated Statements of Operations” for a net pre-tax impact of $2.0 million.
     In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor”, we have classified the long-term portion of our senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to certain defaults thereunder. Even if we emerge from bankruptcy, which we expect to do in mid-May, we will still have substantial indebtedness under our revolving and term exit credit facilities.
     Amendment to Surety Pledge Agreement
     On January 17, 2006, we entered into an amendment to the surety agreements with Chubb, including (i) the Restated Pledge Agreement, dated January 14, 2005, and (ii) the Underwriting, Continuing Indemnity and Security Agreement, dated January 14, 2005. The amendment provides for Chubb’s issuance of surety bonds to support the projects in an aggregate amount of up to $20 million between the date of the amendment and February 14, 2006, the date we filed a voluntary petition for relief under the Bankruptcy Code. We are currently in negotiations with the existing surety bond providers regarding post-emergence surety bonding.

Post-Petition Chapter 11
     As a result of the Company’s commencement of the Chapter 11 Cases, the Company was required to obtain debtor-in-possession financing. During the pendency of the Chapter 11 Cases, the Company obtained a DIP credit facility and DIP surety agreements.
     Debtor-in-Possession Financing
     In connection with the restructuring through a Chapter 11 plan of reorganization, we accepted a financing commitment letter, dated February 1, 2006 (the “Commitment Letter”), with BofA. The Commitment Letter states that BofA and any other lenders that choose to participate (collectively, the “DIP Lenders”) would provide a credit facility (the “DIP Credit Facility”) to us, as a debtor-in-possession, upon the satisfaction of certain conditions described below.
     The DIP Credit Facility provides for aggregate financing of $80 million during the Chapter 11 case, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. On February 14, 2006, we entered into the DIP Credit Facility whereby all letters of credit and other obligations outstanding under the Pre-Petition Credit Facility are obligations and liabilities under the DIP Credit Facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs during the quarter ended March 31, 2006 related to the Pre-Petition Credit Facility.
     We have utilized the DIP Credit Facility to issue letters of credit for (i) our insurance programs; (ii) our surety programs; and (iii) certain jobs. The remainder of the proceeds of the DIP Credit Facility will be used for general corporate purposes.
     Loans under the DIP Credit Facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms stated in the Commitment Letter. The DIP Credit Facility matures on the earliest to occur of (i) the expiration of a period of 12 months from the closing date of the DIP Credit Facility, (ii) 45 days after the commencement of the Chapter 11 cases if a final order approving the DIP Credit Facility has not been entered by the Bankruptcy Court, (iii) the effective date of an approved plan of reorganization or (iv) termination of the DIP Credit Facility.
     The DIP Credit Facility is entitled to super-priority administrative expense status in accordance with Section 364(c)(1) of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and is secured by a first priority security interest, subject to certain liens, in the collateral. The DIP Credit Facility contemplates customary affirmative, negative and financial covenants that impose substantial restrictions on our financial and business operations, including the ability to, among other things, incur or secure other debt, make loans, make investments, sell assets, pay dividends or repurchase stock.
     The financial covenants require us to:
•	Maintain a Days Payable Outstanding not to exceed 25 days;

•	Maintain a Days Sales Outstanding of no more than 85 days;

•	Maintain a minimum cumulative earnings before interest, taxes, depreciation, amortization and restructuring expenses beginning with the period ended March 2006;

•	Maintain a minimum rolling four-week total cash receipts, based on a percentage of a pre-determined budget;

•	Ensure that cash disbursements do not exceed a pre-determined budget by more than the allowed percentages on both an aggregate basis and on a line item basis unless otherwise allowed by BofA;

•	Maintain cash collateral in a cash collateral account in at least the amounts specified in the credit agreement.
     The DIP Credit Facility contains events of default customary for debtor-in-possession financings, including cross defaults and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under the DIP Credit Facility may be accelerated and become due and payable immediately.
     At March 31, 2006, we had no outstanding borrowings under the DIP Credit Facility, $59.1 million of letters of credit outstanding, and available capacity under the DIP Credit Facility of $20.0 million.
     We were in compliance with all the covenants under the DIP Credit Facility at March 31, 2006. On May 10, 2006, we delivered our compliance certificate to BofA and we were out of compliance with the minimum cumulative EBITDA covenant. We expect to re-finance the DIP Credit Facility upon emerging from bankruptcy in mid-May. See further discussion below under the caption “Exit Credit Facility”.
     We capitalized $1.4 million in debt issuance costs during the quarter related to the DIP Credit Facility, which are being amortized to interest expense over the expected life of the facility. Amortization during the quarter ended March 31, 2006 was approximately $0.5 million.

     The Chubb Surety Agreement
     We are party to an Underwriting, Continuing Indemnity, and Security Agreement, dated January 14, 2005 (the “Surety Agreement”), with Chubb, which provides the provision of surety bonds to support our contracts with certain customers.
     In connection with our restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events”), the Bankruptcy Court approved an interim order on February 15, 2006 granting authority to enter into a postpetition financing agreement with Federal Insurance Company (the “Chubb DIP Agreement”). The Chubb DIP Agreement provides Chubb, during our Chapter 11 case, (i) in its sole and absolute discretion to issue up to an aggregate of $48 million in new surety bonds, with no more than $12 million in new surety bonds to be issued in any given month, and (ii) to give permission for use of cash collateral in the form of proceeds of all contracts which Chubb had issued surety bonds. We are being charged a bond premium of $25 per $1,000 of the contract price related to any new surety bond. We provided $6 million in additional collateral in the form of cash or letters of credit in installments of $1.5 million per month, to support the new surety bonds. Pursuant to the Chubb DIP Agreement, we paid due diligence and facility fees of $500,000 each which are included in reorganization items on the consolidated statement of operations.
     Upon emergence from Chapter 11, we expect to close into an exit bonding facility with the Chubb. The exit bonding agreement provides Chubb in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with no more than $10 million in new surety bonds to be issued in any given month. We will pay a $1 million facility fee upon the closing into the facility.
     The SureTec DIP Bonding Facility
     We are party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company, which provides for the provision of surety bonds to support our contracts with certain our customers.
     The Bankruptcy Court approved an interim order on February 15, 2006 approving the assumption of certain contracts with SureTec Insurance Company (the “SureTec DIP Bonding Facility”). The SureTec DIP Bonding Facility provides SureTec, during our Chapter 11 case, (i) in its sole and absolute discretion and (ii) upon our filing of a voluntary petition for bankruptcy, to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from BofA in the amount of $1.5 million. Pursuant to the SureTec DIP Bonding Facility, we paid a fee of $25,000. The SureTec DIP Bonding Facility is expected to remain in place with the same terms subsequent to the Effective Date.
     The Scarborough DIP Bonding Facility
     We are party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety, to supplement the bonding capacity under the Chubb DIP Bonding Facility and the SureTec DIP Bonding Facility.
     The Bankruptcy Court approved an order on March 10, 2006 approving debtor in possession surety bonding facility with Edmund C. Scarborough, Individual Surety (the “Scarborough DIP Bonding Facility”). Under the Scarborough DIP Bonding Facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $100 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to a corporate surety, like Chubb or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an oblige/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.
     Scarborough’s obligation to issue new bonds is discretionary and the aggregate bonding is subject to Scarborough’s receipt of an irrevocable letter of credit from SunTrust Bank in the amount of $2.0 million to secure all of our obligations to Scarborough; provided, however, upon delivery of the letter of credit and payment of applicable bond premiums (estimated at 3.5% of the face amount of each bond), Scarborough will issue bonds in the approximate amount of $23.8 million covering our backlog of existing and pending contracts/projects. Within 120 days of the letter of credit issuance, the letter of credit will be cancelled in exchange for the sum of $2 million by wire transfer to a trust account selected by Scarborough. BofA, as our debtor-in-possession working capital lender, has a lien in the proceeds generated from the bonded contracts (the “Proceeds”). BofA and Scarborough have entered into an intercreditor agreement. The Scarborough DIP Bonding Facility is expected to remain in place with the same terms subsequent to the Effective Date.
Anticipated Post-Chapter 11
     As further described in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on April 26, 2006, the Bankruptcy Court entered the Confirmation Order approving the Plan.
     As a result, the Company anticipates that, following consummation of the transactions contemplated by the Plan, the Company’s long-term debt will be approximately $61.3 million, comprised of approximately $53 million borrowed and outstanding under the Term Exit Credit Facility and approximately $8.3 million borrowed and outstanding under the Revolving Exit Credit Facility.
     The Revolving Exit Credit Facility

     On February 10, 2006, we accepted a financing commitment letter (the “Exit Credit Commitment Letter”) from BofA for a senior secured post-confirmation exit credit facility (the “Revolving Credit Facility”). The Exit Credit Commitment Letter states that BofA and any other lenders that choose to participate (collectively, the “Exit Credit Lenders”) will provide a Revolving Exit Credit Facility in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the DIP Credit Facility and to provide letters of credit and financing subsequent to confirmation of a plan of reorganization. BofA has committed to lend up to $40 million of the Revolving Exit Credit Facility and will seek to syndicate the remaining amount.
     Loans under the Revolving Exit Credit Facility will bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the Exit Credit Commitment Letter. In addition, we will be charged monthly in arrears (i) an unused line fee of either 0.5% or 0.375% depending on the utilization of the credit line, (ii) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (iii) certain other fees and charges as specified in the Exit Credit Commitment Letter.
     The Revolving Exit Credit Facility will mature two years after the closing date. The Revolving Exit Credit Facility will be secured by first priority liens on substantially all of our existing and future acquired assets, exclusive of collateral provided to sureties, on the terms set in the Exit Credit Commitment Letter. The Revolving Exit Credit Facility states customary affirmative, negative and financial covenants binding us as described in the Exit Credit Commitment Letter.
     The Exit Credit Commitment Letter provides that the Exit Credit Lenders are obligated to provide the Revolving Exit Credit Facility only upon satisfaction of certain conditions, including, without limitation (i) the completion of definitive documentation and other documents as may be requested by BofA, (ii) the absence of a material adverse change in our business, assets, liabilities, financial condition, business prospects or results of operation, other than the Chapter 11 Cases, since the date of the Exit Credit Commitment Letter, (iii) BofA’s receipt of satisfactory financial projections and financial statements, (iv) BofA’s satisfaction with the relative rights of BofA and our sureties, including agreements with our sureties for the issuance of up to $75 million in bonds, and (v) BofA’s satisfaction with the plan of reorganization, including the treatment of certain creditors, and the order confirming the plan.
     The Exit Credit Commitment Letter is filed as Exhibit 10.3 on Form 8-K dated February 15, 2006 and the summary of certain terms and conditions of the Revolving Exit Credit Facility is qualified in its entirety by reference to this exhibit.
     The Term Exit Credit Facility
     On February 10, 2006, we accepted a commitment letter (the “Term Exit Commitment Letter”) from Eton Park Fund, L.P. and an affiliate and Flagg Street Partners LP and affiliates (collectively, the “Term Exit Lenders”) for a senior secured term loan in the amount of $53 million (the “Term Exit Credit Facility”). The purpose of the Term Exit Credit Facility is to refinance our 6.5% senior convertible notes due 2014 (the “Senior Convertible Notes”).
     The loan under the Term Exit Credit Facility will bear interest at 10.75% per annum, subject to adjustment as set in the Term Exit Commitment Letter. Interest will be payable in cash, in arrears, quarterly, provided that, in the sole discretion of us, until the third anniversary of the closing date, we will have the option to direct that interest be paid by capitalizing the interest as additional loans under the Term Exit Credit Facility. Absent the Term Exit Lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the Term Exit Credit Facility will mature on the seventh anniversary of the closing date, at which time all principal will become due. The Term Exit Credit Facility contemplates customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the Revolving Exit Credit Facility with a sublimit on funded outstanding indebtedness of $25 million, as more fully described in the Term Exit Commitment Letter. Additionally, the Term Exit Credit Facility includes provisions for optional and mandatory prepayments on the conditions set in the Term Exit Commitment Letter. The Term Exit Credit Facility will be secured by substantially the same collateral as the Revolving Exit Credit Facility and will be second in priority to the liens securing the Revolving Exit Credit Facility.
     The Term Exit Commitment Letter provides that the Term Exit Lenders are obligated to provide the Term Exit Credit Facility only upon the satisfaction of certain conditions, including, without limitation, (i) completion of definitive documentation and other documents as may be requested by the Term Exit Lenders, (ii) the Term Exit Lenders’ satisfaction with the final confirmation order confirming the Debtors’ plan of reorganization and the occurrence of the effective date of the plan, (iii) the repayment of the DIP Credit Facility or its conversion into the Revolving Exit Credit Facility, (iv) delivery of interim financial statements as well as any financial documentation delivered to BofA, and (v) the Term Exit Lenders’ satisfaction with the terms and conditions of the Revolving Exit Credit Facility.
     The Term Exit Commitment Letter is filed as Exhibit 10.4 on Form 8-K filed with the SEC on February 15, 2006 and the summary of certain terms and conditions of the Term Exit Credit Facility is qualified in its entirety by reference to this exhibit.

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
     Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. To date we have not had a situation where a customer or vendor has had reasonable cause to effect payment under a letter of credit. At March 31, 2006, $4.0 million of our outstanding letters of credit were to collateralize our customers and vendors.
     Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2006, $33.5 million of our outstanding letters of credit were to collateralize our insurance program.
     Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2006, our cost to complete projects covered by surety bonds was approximately $69.0 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $40.3 million to collateralize our bonding programs.
     In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2006, we had invested $4.3 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2005 and March 31, 2006 was $3.1 million and $3.3 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized losses for the EnerTech investment that we believe are temporary in nature. As of March 31, 2006, the unrealized losses related to our share of the EnerTech fund amounted to approximately $0.4 million, which we believe are temporary in nature. If facts arise that lead us to determine that such unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.
     As of March 31, 2006, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2006	2007	2008	2009	2010	Thereafter	Total

Debt obligations	$222,902	$8	$—	$—	$—	$—	$222,910
Operating lease obligations	$5,276	$6,062	$4,234	$2,234	$1,153	$503	$19,462
Deferred tax liabilities	$—	$774	$112	$320	$205	$82	$1,493
Capital lease obligations	$23	$31	$34	$37	$15	$2	$142

(1) The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
     Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2006	2007	2008	2009		2010	Thereafter	Total

Standby letters of credit	$59,064	$—	$—	$—		$—	$—	$59,064
Other commercial commitments	$—	$—	$—	$650	(2)	$—	$—	$650
(2) Balance of investment commitment in EnerTech. On October 3, 2005, we invested $450,000 in EnerTech reducing our remaining commitment to $650,000.
OUTLOOK
     On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the Plan. The Effective Date of the Plan is expected to be in the first half of May 2006. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events” for a summary of the anticipated effects of the Plan.
     Now positioned to emerge from Chapter 11, we have determined we will need to adopt fresh-start accounting in which there will be a revaluation of our balance sheet in accordance with SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). We expect to adopt fresh start accounting in May 2006. According to SOP 90-7, fresh-start accounting is required when the existing voting shareholders immediately before filing and confirmation of the plan receive less than 50% of the voting shares of the emerging entity and the entity’s reorganization value is less than its post-petition liabilities and allowed claims. We will have met both criteria upon emerging from Chapter 11.
     Following disappointing operating results, the Board of Directors directed senior management to develop alternatives with respect to certain underperforming subsidiaries. On March 28, 2006, senior management committed to an Exit Plan with respect to those underperforming subsidiaries. The Exit Plan commits to a shut-down or consolidation of the operations of the subsidiaries or the sale or other disposition of the subsidiaries, whichever comes earlier. The Exit Plan is expected to be substantially completed by September 30, 2006. We expect to incur total incremental expenditures in the estimated range of $5.9 million to $11.1 million under the Exit Plan. Furthermore, as a result of inherent uncertainty in the Exit Plan and in monetizing approximately $30.6 million in net working capital related to these subsidiaries, we could experience potential losses to our working capital in an estimated range of $8.1 million to $10.0 million. During the execution of the Exit Plan, we expect to continue to pay our vendors and suppliers in the ordinary course of business and to complete all projects that are currently in progress. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Costs Associated with Exit or Disposal Activities” for a summary of the Exit Plan.
     We do not expect to generate sufficient cash flow from operations for the remainder of this fiscal year. As a result, we expect to have borrowings under our credit facility. We expect to incur significant additional costs related to our debt restructuring which will adversely impact our cash flows. Our cash flows from operations tend to track with the seasonality of our business. We anticipate that the combination of cash flows and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We continue to manage capital expenditures. We expect capital expenditures to be approximately $4.0 million for the remainder of this fiscal year. Our ability to generate cash flow is dependent on our successful completion of the proposed Restructuring and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements.”
SEASONALITY AND QUARTERLY FLUCTUATIONS
     Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The commercial and industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects.

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
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost is shown as an expense in the consolidated statements of operations. This statement was effective for beginning on October 1, 2005. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. We adopted SFAS No. 123(R) using the “modified prospective” method. As discussed above, prior to October 1, 2005, we accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for stock option awards and stock issued pursuant to its Employee Stock Purchase Plan (ESPP). Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on our reported results of operations and cash flows; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented in Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. See further discussion in Note 1 to the financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel.
     As of March 31, 2006, there were no borrowings outstanding under our DIP Credit Facility and $50.0 million was outstanding under our senior convertible notes. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period.
     During the three months ending December 31, 2004, we were required to value the portion of the senior convertible notes that would settle in cash because of shareholder approval of the senior convertible notes had not yet been obtained. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ending March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of this derivative was $1.4 million. At March 31, 2006, the fair value of the two remaining derivatives was $1.5 million. There has been no mark to market gain or losses during the six months ending March 31, 2006. Additionally, at March 31, 2005 we recorded a net discount of $0.8 million, which is being amortized over the remaining term of the senior convertible notes. We did not cause a registration statement to become effective on or before November 19, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% through February 16, 2006 and 0.50% thereafter.
     In accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", when debt becomes an allowed claim by the Bankruptcy Court and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim. The Senior Convertible Notes were an allowable claim per the Court Order dated March 17, 2006. As a result, we wrote off the derivative liabilities of $1.5 million to reorganization items on the “Consolidated Statements of Operations”.
     As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations and their indicated fair market value at March 31, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total

Liabilities—Debt:
Fixed Rate (senior subordinated notes)	$172,885	$—	$—	$—	$—	$—	$172,885
Fixed Interest Rate	9.375%	—	—	—	—	—	9.375%
Fixed Rate (senior convertible notes)	$50,000	$—	$—	$—	$—	$—	$50,000
Fixed Interest Rate	6.5%						6.5%
Fair Value of Debt:
Fixed Rate (senior subordinated notes)							$216,971
Fixed Rate (senior convertible notes)							$49,251
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation and the material weakness identified below, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2006.
     The conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2006, was based on the identification of a material weakness in internal controls as of September 30, 2005, for which remediation is still ongoing.
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
     This material weakness resulted, at least in part, from high turnover in an already limited corporate finance and accounting staff and the significant demands placed on that accounting staff. While the accounting staff was increased, many of the new staff members were not added until late in the year, with several being added subsequent to September 30, 2005 and having not been through even a month-end close prior to the year end close. Much of the learning required to complete the close was done while working on the year-end close. This led to time pressures in delivering support to our auditors and resulted in many post closing entries. We have also had several vacancies in Regional Controller positions during fiscal 2005. These vacancies were filled subsequent to September 30, 2005.
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
     At March 31, 2006 the Company believes that the additional steps identified above will serve to remediate the identified material weakness. This remediation is ongoing at March 31, 2006 and this represents the only changes to the Company’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Integrated Electrical Services, Inc.’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342; in the United States District Court for the Southern District of Texas, Houston Division:
     Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented the Company’s financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of the Company’s internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions at the Company, and obtain a credit facility for the Company.
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
     On December 21, 2005, the Court held a telephonic hearing relating to the motion to dismiss. On January 10, the Court issued a memorandum and order dismissing with prejudice all claims filed against the Defendants. Plaintiff in the securities class action filed its notice of appeal on February 2, 2006. On February 28, 2006 IES’s filed a suggestion of bankruptcy informing the Court that the action was automatically stayed because IES had filed for Chapter 11 bankruptcy. On March 20, 2006 Plaintiffs filed a partial opposition to IES’s suggestion of bankruptcy arguing that the action against non-bankrupt co-defendants was not stayed. No dates for briefing the appeal have yet been set or determined.
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
     On February 10, 2006 the Court granted Defendants’ Special Exceptions and dismissed the suit with prejudice. On March 10, 2006 Plaintiff filed a motion asking the court to reconsider its ruling. Also on March 10, 2006 IES filed a suggestion of bankruptcy with the Court suggesting that this case had been automatically stayed pursuant to the bankruptcy laws. On April 4, 2006 Plaintiff filed a response to IES’s suggestion of bankruptcy opposing the application of the automatic stay. The Court held a hearing on Plaintiff’s motion for reconsideration on April 24, 2006 but deferred any ruling until the bankruptcy proceedings are completed.
SEC Investigation:
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
     On April 20, 2006, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, the Company has been informed that Wells Notices have been issued to its current chief financial officer and certain former executives of the Company. The Staff has indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, the Company’s contingent liabilities disclosures in various prior periods, and the Company’s failure to disclose a change in its policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices to the Company and its chief financial officer include violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. The Company first disclosed the existence of the SEC inquiry into this matter in November 2004.
     A “Wells Notice” indicates that the Staff intends to recommend that the agency bring an enforcement action against the recipients for possible violations of federal securities laws. Recipients of “Wells Notices” have the opportunity to submit a statement setting forth their interests and position with respect to any proposed enforcement action. In the event the Staff makes a recommendation to the Securities and Exchange Commission, the statement will be forwarded to the Commission for consideration. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
Sanford Airport Authority vs. Craggs Construction et al (Florida Industrial Electric):
     This is a property damage suit for which the company believes will be covered by insurance but at this time coverage has been denied. In January 2003, the Sanford Airport Authority (Sanford) hired Craggs Construction Company (Craggs) to manage construction of an airport taxiway and related improvements. Craggs entered into a subcontract with Florida Industrial Electric (FIE) to perform certain of the electrical and lighting work. During the construction of the project, Sanford terminated Craggs’ contract. Sanford retained a new general contractor to complete the project and asked that FIE remain on the project to complete its electrical work. Sanford then filed its lawsuit against Craggs for breach of contract, claiming Craggs’ failure to properly manage the project resulted in interference, delays, and deficient work. Sanford’s allegations include damage caused by the allegedly improper installation of the runway lighting system. Craggs filed a third party complaint against FIE, alleging breach of contract, contractual indemnity, and common law indemnity based on allegations that FIE failed to perform its work properly.
     Sanford alleges over $2.5 million in total damages; it is unclear how much of this amount Craggs will claim arises from FIE’s work. On April 27, 2006, we received notice that Craggs had filed suit against our surety, Federal Insurance Company. Craggs claims the surety performance bond is liable due to FIE’s alleged negligence. We will defend the case for the surety and indemnify them against any losses
Florida Power & Light Company, vs. Qualified Contractors, Davis Electrical Constructors, Inc., et al.:
     This is a property damage suit covered by insurance. Florida Power & Light Company (“FPL”) retained Black & Veatch (“B&V”) to manage FPL’s Sanford Repowering Project, including oversight of the construction of turbine generators. In February 2002, Davis Electrical completed its electrical and tubing installation for turbine #5C, the turbine at issue. The turbine was fired for the first time in March 2002, and was scheduled to begin commercial operation in early June 2002. After operating for 375 hours, the turbine suffered a failure during the first on-line water washing of its compressor, resulting in damage to the entire turbine. FPL and its insurance companies covered the cost of repairs, which are claimed to total approximately $9.2 million. FPL and its insurers then filed suit against Davis, QCI and B&V, asserting that the parties breached their warranties and contracts in failing to properly install the on-line water wash system for turbine #5C. B&V, was dismissed on Summary Judgment. Plaintiffs have appealed that dismissal.
     Trial before the judge began January 19, 2006, and was completed January 25, 2006. The judge requested proposed findings of fact and law from both parties, which were due by February 21, 2006 but stayed by the bankruptcy. Upon our exit from bankruptcy proceedings, we anticipate the judge will issue her ruling within weeks of receipt of the parties’ briefing.
Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152:
     On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to-sue letter per her request. IES will vigorously contest any claim of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on our consolidated financial condition and cash flows.
Scott Watkins — Riviera Electric:
     There is a potential personal injury that, if filed, is expected to be covered by our general liability policy and subject to our deductible. On September 9, 2005, Watkins suffered burn injuries while working at a job location in Colorado. It is unclear what work he was performing, but investigation to date indicates he was working on the fire suppression system. After gaining access to the electrical panel, it appears Watkins used a crescent wrench for his work and during the work the crescent wrench crossed two live electrical contacts which caused an arc flash, resulting in burns to Mr. Watkins. It remains unknown how Watkins gained access to the electrical panel. No litigation has been filed and the investigation is still underway. Watkins counsel stated at a hearing before the bankruptcy judge that the litigation, although not filed yet, will seek damages that exceed $26,000,000.
     We and our subsidiaries are involved in these and various other legal proceedings that have and do arise in the ordinary course of business. While it is not possible to predict the outcome of any of these proceedings or other litigation or claims with certainty, it is possible that the results of those legal proceedings and claims may have a material adverse effect on a subsidiary or the consolidated entity.
ITEM 1A. RISK FACTORS
     The factors set forth under the caption “Risk Factors” in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005 (the “10-K”) and the quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “First Quarter 10-Q”) are hereby modified and supplemented by the risks described below. In particular, all of the risk factors set forth in the First Quarter 10-Q and the risk factors pertaining to our restructuring, listing on the NYSE and class action litigation are replaced by the risk factors below. You should carefully consider the risks described below in addition to those set forth in the 10-K, as well as the other information included in this document. Our business, results of operations and/or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.
We filed for reorganization under Chapter 11 of the Bankruptcy Code on February 14, 2006 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.
     Although our plan of reorganization was confirmed on April 26, 2006, the plan has not yet become effective and we remain subject to Chapter 11 proceedings. For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to consummate our plan of reorganization and the transactions contemplated thereby;

•	our ability to obtain and maintain normal terms with vendors and service providers; and

•	our ability to maintain contracts that are critical to our operations.
     These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our sales and the relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.
     Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about our ability to continue as a going concern.
There can be no assurance that we will be able to consummate the Plan or the transactions contemplated thereby.
     Although the Plan has been confirmed, the effectiveness of the Plan remains subject to certain conditions, including, but not limited to, the confirmation order becoming a final order, the execution and delivery of all documents necessary to effect the issuance of the new securities to be issued under the Plan, and the closing of the term exit facilities. There can be no assurance that these conditions will be satisfied, the Plan will become effective and the company will thereby emerge from bankruptcy protection. Additionally, although the Plan contemplates the Company entering into exit credit and bonding facilities, there can be no assurance that the Company will be able to reach agreement with its lenders and sureties on such facilities, or that such facilities will otherwise be consummated and be available for the Company’s use after emergence from bankruptcy protection.

We cannot be certain that our bankruptcy proceedings will not adversely affect our operations going forward.
     Although we expect to emerge from bankruptcy in the first half of May 2006 upon consummation of the Plan, there is no assurance that we will do so, or that, if we do, having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers and others and to attract and retain customers. The failure to obtain such favorable terms and retain customers could adversely affect our financial performance. Additionally, the failure of the Company to be awarded new projects during the bankruptcy proceedings may negatively affect the Company’s financial results following emergence from bankruptcy protection.
Our common stock is being delisted from the NYSE and there can be no assurance that the common stock will be subsequently listed for trading on any market.
     On April 11, 2006, the Company received notification from the NYSE that the Company’s appeal of the NYSE’s decision to suspend and delist the Company’s common stock was denied. The committee of the Board of Directors of the NYSE directed the NYSE staff to submit an application to the Securities and Exchange Commission to strike the common stock from listing in accordance with Section 12 of the Securities Act of 1934. Our common stock currently trades over-the-counter on the pink sheets under the symbol “IESRQ.PK.” Under the Plan, our existing common stock will be cancelled and new common stock will be issued. Although the Company is in the process of filing an application for listing on NASDAQ, there can be no assurance that the common stock will be listed for trading on any market or exchange. The market for our common stock may remain limited.
The Class Action Litigation
     In the 10-K, we included the risk captioned: “The Class Action Securities Litigation if continued or decided against us could have a material adverse effect.” Between August 20, 2004 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its existing and former officers and directors. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation. The plaintiffs allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. On January 10, 2006, the district court dismissed the lawsuit, with prejudice. Plaintiff in the securities class action filed its notice of appeal on February 2, 2006. No dates for briefing the appeal have yet been set or determined. We believe there is no merit to the claims, which belief is supported by the recent dismissal with prejudice.
We are the subject of an investigation by the Securities and Exchange Commission whose outcome is uncertain.
     We are subject to an investigation by the Securities and Exchange Commission concerning the Company’s inability to file its 10-Q in a timely fashion, the internal investigation conducted by counsel to the Audit Committee of the company’s Board of Directors, the material weaknesses identified by the Company’s auditors in August 2004, and related matters. As we disclosed on April 24, 2006, on April 20, 2006 the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, the Company has been informed that Wells Notices have been issued to its current chief financial officer and certain former executives of the Company. A “Wells Notice” indicates that the Staff intends to recommend that the agency bring an enforcement action against the recipients for possible violations of federal securities laws. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
We have a substantial amount of debt. Our current debt level could limit our ability to fund future working capital needs and increase our exposure during adverse economic conditions:
     Our indebtedness could have important consequences. For example, it could:
•	increase our vulnerability to adverse operational performance and economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility in planning for , or reacting to, changes in our business and the industry in which we operate;

•	limit the amount of surety bonding available for use by subsidiaries;

•	place us at a disadvantage compared to a competitor that has less debt; and

•	limit our ability to borrow additional funds.
     We have a substantial amount of indebtedness outstanding under our senior subordinated notes, senior convertible notes and DIP Credit Facility. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor”, the Company has classified the long-term portion of their senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to certain defaults thereunder. Even if the Company emerges from bankruptcy, which is expected in mid-May, the Company will still have substantial indebtedness under its revolving and term exit credit facilities.
     To service our indebtedness, including trade payables, and working capital, we require a significant amount of cash flow, and we cannot assure you that we will have sufficient cash flow to meet these liquidity needs and obligations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The table does not include 19,341 shares withheld to satisfy tax withholding requirements related to restricted stock issued pursuant to the 1999 Plan which vested on December 1, 2005. The average price of these shares was $0.58.

			(c) Total Number	(d) Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	(a) Total Number	(b) Average	Announced	Yet Be
	of Shares	Price Paid Per	Plans or	Purchased
	Purchased	Share	Programs	Under the Plan
Period	(Amounts in thousands, except per share amounts)
January 1, 2006—January 31, 2006	—	$—	—	$8,353
February 1, 2006—February 28, 2006	—	—	—	8,353
March 1, 2006—March 31, 2006	—	—	—	8,353

Total	—	$—	—	$8,353

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     For a discussion of the Company’s indebtedness and defaults thereunder, see Note 3 to our consolidated financial statements and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly the discussion under Liquidity and Capital Resources.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     As further described in “Part 1, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring and Subsequent Events,” the Company and all its direct subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. As more fully described in the Second Amended Joint Plan of Reorganization (the “Plan”), filed herewith as Exhibit 2.1, and incorporated herein by reference, holders of Class 5, Class 6 and Class 8 Claims (each as defined in the Plan, with Class 8 being the holders of our outstanding Common Stock) were entitled to vote to accept or reject the Plan. The deadline for such votes was April 19, 2006, and holders of the Class 5, Class 6 and Class 8 Claims each voted to accept the Plan by an affirmative vote of 100%, 100% and 85% of the holders actually voting, respectively.

ITEM 6. EXHIBITS

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783)).

10.1	Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006 (File No. 1-13783))

10.2	Fourth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.3	Fifth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.4	Amendment to Pledge Agreement and Underwriting, Continuing Indemnity and Security Agreement, dated January 17, 2006, by and among Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006 (File No. 1-13783))

10.5*	Engagement Letter, dated January 26, 2006, effective as of January 23, 2006, by and between Integrated Electrical Services, Inc. and Glass & Associates

10.6	Commitment Letter, dated February 1, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.7	Term Sheet for Surety Support, by and between Integrated Electrical Services, Inc. and Federal Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.8	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Bryan Synder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.9	Plan Support and Lock-Up Agreement Regarding Integrated Electrical Services, Inc. dated February 13, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.10	Commitment for Senior Post-Confirmation Exit Credit Facility, dated February 10, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.11	$53 million Term Loan Facility Commitment Letter, dated February 10, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and affiliate and Flagg Street Partners LP and affiliates (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.12	Debtor in Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 13783))

22.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1*	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer

32.2*	Section 1350 Certification of David A. Miller, Chief Financial Officer

*	Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.

Date: May 10, 2006	By:	/S/ David A. Miller

David A. Miller
Senior Vice President and
Chief Financial Officer

Exhibit Index

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783)).

10.1	Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006 (File No. 1-13783))

10.2	Fourth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.3	Fifth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.4	Amendment to Pledge Agreement and Underwriting, Continuing Indemnity and Security Agreement, dated January 17, 2006, by and among Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006 (File No. 1-13783))

10.5*	Engagement Letter, dated January 26, 2006, effective as of January 23, 2006, by and between Integrated Electrical Services, Inc. and Glass & Associates

10.6	Commitment Letter, dated February 1, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.7	Term Sheet for Surety Support, by and between Integrated Electrical Services, Inc. and Federal Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.8	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Bryan Synder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.9	Plan Support and Lock-Up Agreement Regarding Integrated Electrical Services, Inc. dated February 13, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.10	Commitment for Senior Post-Confirmation Exit Credit Facility, dated February 10, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.11	$53 million Term Loan Facility Commitment Letter, dated February 10, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and affiliate and Flagg Street Partners LP and affiliates (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.12	Debtor in Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 13783))

22.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1*	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer

32.2*	Section 1350 Certification of David A. Miller, Chief Financial Officer

*	Filed herewith