Form 10-Q/A
period 2006-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2006-05-11
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
     On May 10, 2006, Integrated Electrical Services, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Form 10-Q”). The Company is filing this Amendment No. 1 to its Original Form 10-Q solely to correct the date of the quarter end in the certifications of the Chief Executive Officer and the Chief Financial Officer, which are restated and filed as Exhibits 32.1 and 32.2 hereto, respectively.
     Rule 12b-15 under the Exchange Act provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14(a) or 15d-14(a) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the Original Form 10-Q, are therefore also included as Exhibits 31.1 and 31.2.
     This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q and, other than the filing of restated certifications as Exhibits 32.1 and 32.2 and the certifications as Exhibits 31.1 and 31.2, does not modify or update the disclosure in the Original Form 10-Q.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.

Date: May 11, 2006	By:	/S/ David A. Miller

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