Form 10-Q/A
period 2005-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2006-06-29
CIK 1048268

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
Yes ☐ NO ☑
     The number of shares outstanding as of February 6, 2006 of the issuer’s common stock was 36,876,929 and of the issuer’s restricted voting common stock was 2,605,709. The number of shares outstanding as of June 22, 2006 of the issuer’s common stock was 15,326,885.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Explanatory Note
On February 9, 2006, Integrated Electrical Services, Inc, (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (the “Original Quarterly Report”). The Company is filing this Amendment No. 1 to its Original Quarterly Report to correct a misstatement of insurance expense for the three months ended December 31, 2005 as well as Amendment No. 2 to its March 31, 2006 Form 10-Q.
The misstatement of insurance expense understated cost of services on the Consolidated Statement of Operations by $0.4 million for the three months ended December 31, 2005. On the Consolidated Statements of Operations, net loss from continuing operations and net loss increased by this amount for the three months ended December 31, 2005. Accounts payable and accrued expenses on the Consolidated Balance Sheet at December 31, 2005 were understated by $0.4 million. There was no effect on net cash flows from operating, investing or financing activities.
The Items of this Amendment No. 1 to the Original Quarterly Report which are amended and restated are as follows: Item 1 - Financial Statements (including Note 5, Earnings Per Share, and Note 6, Operating Segments, to the Consolidated Financial Statements), Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures. A new Note 2, Restatement of Quarterly Financial Statements, has been added to Item 1 in this Amendment No. 1. Further, this Form 10-Q/A Amendment No. 1 contains new Exhibits 31.1, 31.2, 32.1 and 32.2 dated the date of the filing of this Form 10-Q/A.
The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in the Original Quarterly Report. This Form 10-Q/A does not reflect events occurring after the filing of the Original Quarterly Report, nor modifies or updates those disclosures in any way other than as required to reflect the effects of the restatement.

Unless the context otherwise indicates, all references in this report to “IES,” the “Company,” “we,” “us,” or “our” are to Integrated Electrical Services, Inc. and its subsidiaries.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q/A includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	the Company’s ability to continue as a going concern;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements which is not waived or rectified;

•	limitations on the availability of sufficient credit to fund working capital;

•	limitations on the availability and the increased costs of surety bonds required for certain projects;

•	inability to reach agreements with the Company’s surety companies to provide sufficient bonding capacity;

•	risk associated with failure to provide surety bonds on jobs where the Company has commenced work or are otherwise contractually obligated to provide surety bonds;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing a material weakness in the Company’s accounting systems that has been identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, seasonality and differing regional economic conditions;

•	general economic and capital markets conditions, including fluctuations in interest rates;

•	inaccurate estimates used in entering into and executing contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians, steel, copper and gasoline;

•	accidents resulting from the numerous physical hazards associated with the Company’s work;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation or shareholder derivative action now pending;

•	litigation risks and uncertainties;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	the loss of productivity, either at the corporate office or operating level;

•	disruptions or inability to effectively manage internal growth or consolidations;

•	inability of subsidiaries to incorporate new accounting, control, and operating procedures;

•	inaccuracies in estimating revenues and percentage of completion on contracts;

•	recent adverse publicity about the Company, including its Chapter 11 filing and the receipt by IES of repurchase notices sent by the holders of the senior convertible notes, purportedly pursuant to the term of the senior convertible notes indenture, which IES believes were wrongfully sent, but which IES was required to publicly disclose; and

•	lack of an established trading market for IES common stock.
     You should understand that the foregoing as well as other risk factors discussed in this document, including those listed in Part II. Item 1A. of this report under the heading “Risk Factors,” and in our annual report on Form 10-K for the year ended September 30, 2005, all of which could cause future outcomes to differ materially from those expressed in such forward looking statements. We undertake no obligation to publicly update or revise information concerning the Company’s restructuring efforts, borrowing availability, or its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q/A pursuant to the safe harbor established under the private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30,	December 31,
	2005	2005
	(Audited)	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$24,879
Restricted cash	9,596	19,090
Accounts receivable:
Trade, net of allowance of $3,912 and $2,816 respectively	180,305	177,252
Retainage	48,246	41,883
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	23,482
Inventories	22,563	23,300
Prepaid expenses and other current assets	24,814	26,403
Assets held for sale associated with discontinued operations	14,017	262

Total current assets	352,568	336,551
PROPERTY AND EQUIPMENT, net	24,426	23,708
GOODWILL	24,343	24,343
OTHER NON-CURRENT ASSETS	15,035	15,601

Total assets	$416,372	$400,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$26
Accounts payable and accrued expenses	120,812	114,462
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	32,053
Liabilities related to assets held for sale associated with discontinued operations	4,825	51
Senior convertible notes, net	50,691	50,711
Senior subordinated notes, net	173,134	173,115

Total current liabilities	385,255	370,418
LONG-TERM DEBT, net of current maturities	27	139
OTHER NON-CURRENT LIABILITIES	15,231	15,522

Total liabilities	400,513	386,079

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 and 39,033,426 shares issued, respectively	390	390
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,416,377 and 2,338,060 shares, respectively	(13,022)	(12,544)
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	429,776
Retained deficit	(401,348)	(403,524)

Total stockholders’ equity	15,859	14,124

Total liabilities and stockholders’ equity	$416,372	$400,203

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
		(Restated)
Revenues	$265,403	$259,054
Cost of services	231,449	222,565

Gross profit	33,954	36,489
Selling, general and administrative expenses	34,417	32,932

Income (loss) from operations	(463)	3,557

Other (income) expense:
Interest expense, net	9,137	5,882
Other (income) expense, net	314	(53)

	9,451	5,829

Loss from continuing operations before income taxes	(9,914)	(2,272)
Provision for income taxes	167	211

Net loss from continuing operations	(10,081)	(2,483)

Discontinued operations (Note 2)
Income (loss) from discontinued operations (including gain on disposal of $86 and $454)	(7,390)	506
Provision for income taxes	137	199

Net income (loss) from discontinued operations	(7,527)	307

Net loss	$(17,608)	$(2,176)

Basic earnings (loss) per share:
Continuing operations	$(0.26)	$(0.06)

Discontinued operations	$(0.20)	$0.01

Total	$(0.46)	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$(0.26)	$(0.06)

Discontinued operations	$(0.20)	$0.01

Total	$(0.46)	$(0.05)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	38,665,537	39,248,246

Diluted	38,665,537	39,248,246

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

			Restricted Voting				Unearned	Additional		Total
	Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	Equity
BALANCE, September 30, 2005	39,024,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of restricted stock (unaudited)	9,217	—	—	—	—	—	—	23	—	23
Vesting of restricted stock (unaudited)	—	—	—	—	78,317	478	—	(478)	—	—
Adoption of SFAS 123R	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	418	—	418
Net loss (unaudited) (restated)	—	—	—	—	—	—	—	—	(2,176)	(2,176)

BALANCE, December 31, 2005 (unaudited) (restated)	39,033,426	$390	2,605,709	$26	(2,338,060)	$(12,544)	—	$429,776	$(403,524)	$14,124

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,608)	$(2,176)
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from discontinued operations	7,527	(307)
Bad debt expense	656	361
Deferred financing cost amortization	807	608
Depreciation and amortization	2,479	1,682
Impairment of long-lived assets	70	—
Impairment of goodwill	596	—
Gain on sale of property and equipment	(19)	(41)
Non-cash compensation expense	210	440
Non-cash interest charge for embedded conversion option	2,676	—
Equity in losses of investment	264	—
Deferred income tax expense/(benefit)	183	6
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	6,120	10,308
Inventories	(1,630)	(737)
Costs and estimated earnings in excess of billings on uncompleted contracts	171	1,196
Prepaid expenses and other current assets	(9,916)	(1,589)
Other non-current assets	229	(1,180)
Accounts payable and accrued expenses	(18,576)	(6,323)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,662	(3,708)
Other current liabilities	45	(51)
Other non-current liabilities	(660)	293

Net cash used in continuing operations	(17,714)	(1,218)
Net cash provided by discontinued operations	8,610	2,330

Net cash provided by (used in) operating activities	(9,104)	1,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	56	65
Purchases of property and equipment	(907)	(937)
Changes in restricted cash	—	(9,494)

Net cash used in investing activities of continuing operations	(851)	(10,366)
Net cash provided by investing activities of discontinued operations	11,503	5,805

Net cash provided by (used in) investing activities	10,652	(4,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	10,000	—
Borrowings on Senior Convertible Notes	36,000	—
Repayments of debt	(35,661)	(21)
Proceeds from issuance of stock	40	—
Payments for debt issuance costs	(2,680)	—
Proceeds from exercise of stock options	233	—

Net cash provided by financing activities of continuing operations	7,932	(21)
Net cash provided by (used in) financing activities of discontinued operations	(40)	—

Net cash provided by financing activities	7,892	(21)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,440	(3,470)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
		(Restated)
CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349

CASH AND CASH EQUIVALENTS, end of period	$31,672	$24,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$1,119	$2,424
Income taxes	277	452
Assets acquired under capital leases	$—	$111
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

Three months
ended
December 31,
2004
Net loss, as reported	$(17,608)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	178

Pro forma net loss for SFAS No. 123	$(17,570)

Earnings (loss) per share:
Basic — as reported	$(0.46)
Basic — pro forma for SFAS No. 123	$(0.45)
Earnings (loss) per share:
Diluted — as reported	$(0.46)
Diluted — pro forma for SFAS No. 123	$(0.45)
2. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS
     Effective for the six months ended March 31, 2006, the Company determined that a measurement error occurred related to the accounting for its self-insurance reserves, which warranted revision to the previously reported results for the three months ended December 31, 2005.
     While analyzing the self-insurance reserves during the financial close for the month of May 2006, management identified a measurement error that related to the quarters ended December 31, 2005 and March 31, 2006. The error was derived from an unintentional misapplication of information provided by the Company’s insurance carriers whereby the Company underestimated the outstanding amount of unbilled payables to those insurance carriers. The error resulted in an understatement of self-insurance reserves and cost of revenues. The tables below show the total effects of all revisions to reported results for the three months ended December 31, 2005.

	Three Months Ended December 31, 2005 (Unaudited)
	As Reported	Insurance Adjustments	As Restated
Statement of Operations Data:
Revenues	$259,054	$—	$259,054
Cost of services	222,187	378	222,565

Gross profit	36,867	(378)	36,489
Selling, general and administrative expenses	32,932	—	32,932

Income (loss) from operations	3,935	(378)	3,557
Interest and other expense, net	5,829	—	5,829

Loss from continuing operations before income taxes	(1,894)	(378)	(2,272)
Provision for income taxes	211	—	211

Net loss from continuing operations	(2,105)	(378)	(2,483)

Discontinued operations:
Income from discontinued operations	506	—	506
Provision for income taxes	199	—	199

Net income from discontinued operations	307	—	307

Net loss	$(1,798)	$(378)	$(2,176)

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$(0.01)	$(0.06)
Discontinued operations	$0.01	$0.00	$0.01

Total	$(0.04)	$(0.01)	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$(0.01)	$(0.06)
Discontinued operations	$0.01	$0.00	$0.01

Total	$(0.04)	$(0.01)	$(0.05)

	As of December 31, 2005 (Unaudited)
		Insurance
Consolidated Balance Sheet	As Reported	Adjustments	As Restated
Assets:
Cash and cash equivalents	$24,879	$—	$24,879
Restricted cash	19,090	—	19,090
Accounts receivable (net)	219,135	—	219,135
Cost and estimated earnings in excess of billings on uncompleted contracts	23,482	—	23,482
Inventories	23,300	—	23,300
Prepaid expenses and other current assets	26,403	—	26,403
Assets held for sale — discontinued operations	262	—	262
Property and equipment, net	23,708	—	23,708
Goodwill	24,343	—	24,343
Other non-current assets, net	15,601	—	15,601

Total assets	$400,203	$—	$400,203

Liabilities:
Current maturities of long-term debt	$26	$—	$26
Accounts payable and accrued expenses.	114,084	378	114,462
Billings in excess of cost and estimated earnings on uncompleted contracts	32,053	—	32,053
Liabilities held for sale — discontinued operations	51	—	51
Senior convertible notes, net	50,711	—	50,711
Senior subordinated notes, net	173,115	—	173,115
Long-term debt, net of current maturities	139	—	139
Other non-current liabilities	15,522	—	15,522

Total liabilities	385,701	378	386,079

Stockholders’ equity	14,502	(378)	14,124

Total liabilities and stockholders’ equity	$400,203	$—	$400,203

3. BUSINESS DIVESTITURES
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
4. DEBT
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
     As previously disclosed by the Company in Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on December 15, 2005 the NYSE suspended trading of the Company’s common stock and informed the Company of the NYSE’s intent to submit an application to the SEC to de-list the Company’s common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, the Company appealed the NYSE’s staff’s decision by requesting a review by the designated committee of the Board of Directors of the NYSE (the “Committee”) of the staff’s determination to suspend the trading of the Company’s common stock and an oral presentation before the Committee. The Company believes that, until its common stock is de-listed by the NYSE after application to the SEC, which is not expected to occur prior to completion of the Company’s appeal to the Committee, the Company’s common stock has not ceased to be listed on the NYSE for purposes of determining whether a “Termination of Trading” has occurred under the Indenture. The Company’s shares now trade over-the-counter on the pink sheets under the symbol “IESR.”
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

5. EARNINGS PER SHARE
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 2004 and 2005 (in thousands, except share data):

	Three Months Ended
	December 31,
	2004	2005
		(Restated)
Numerator:
Net loss	$(17,608)	$(2,176)

Denominator:
Weighted average shares outstanding—basic	38,665,537	39,248,246
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	38,665,537	39,248,246

Earnings (loss) per share:
Basic	$(0.46)	$(0.05)
Diluted	$(0.46)	$(0.05)
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

	Three Months Ended
	December 31, 2005
	(Restated)
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$168,782	$90,272	$—	$259,054
Cost of services	148,835	73,730	—	222,565

Gross profit	19,947	16,542	—	36,489
Selling, general and administrative	14,787	9,965	8,180	32,932

Income (loss) from operations	$5,160	$6,577	$(8,180)	$3,557

Other data:
Depreciation and amortization expense	$892	$276	$514	$1,682
Capital expenditures	593	296	159	1,048
Total assets	209,228	89,631	101,082	399,941
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
9. COMMITMENTS AND CONTINGENCIES
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
10. SUBSEQUENT EVENTS
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
     As previously disclosed by the Company in Current Reports on Form 8-K filed with the SEC, on December 15, 2005 the NYSE suspended trading of the Company’s common stock and informed the Company of the NYSE’s intent to submit an application to the SEC to de-list the Company’s common stock after completion of applicable procedures, including any appeal by IES of the NYSE’s staff’s decision. On December 30, 2005, in accordance with Rule 804.00 of the NYSE Listed Company Manual, the Company appealed the NYSE’s staff’s decision by requesting a review by the Committee of the staff’s determination to suspend the trading of the Company’s common stock and an oral presentation before the Committee. The Company believes that, until its common stock is de-listed by the NYSE after application to the SEC, which is not expected to occur prior to completion of the Company’s appeal to the Committee, the Company’s common stock has not ceased to be listed on the NYSE for purposes of determining whether a “Termination of Trading” has occurred under the Indenture. The Company’s shares now trade over-the-counter on the pink sheets under the symbol “IESR.”
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
   DIP Facility Commitment Letter
     In connection with the Company’s proposed restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring”), the Company has accepted a financing commitment letter, dated February 1, 2006 (the “Commitment Letter”), with BofA. The Commitment Letter contemplates that BofA and any other lenders that choose to participate therein (collectively, the “DIP Lenders”) will provide a credit facility (the “DIP Facility”) to the Company, as a debtor-in-possession, upon the satisfaction of certain conditions described below. Capitalized terms used but not defined in this section, shall have the meaning set forth in the Commitment Letter, a copy of which is submitted as Exhibit 10.1 to the Current Report on Form 8-K dated February 7, 2006.
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
     In connection with the Company’s proposed restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update on Financial Restructuring”), the Company has entered into the Term Sheet for Surety Support, dated February 3, 2006 (the “Chubb DIP Agreement”). The Chubb DIP Agreement provides for Chubb, during the pendency of the Company’s Chapter 11 case, (i) in its sole and absolute discretion and upon the Company’s filing of a voluntary petition for bankruptcy, to issue up to an aggregate of $48 million in new surety bonds, with not more than $12 million in new surety bonds to be issued in any given month, and (ii) to give permission for the Company’s use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. The Company will be charged a bond premium of $25 per $1,000 of the contract price related to any new surety bond. The Company will provide $6 million in additional collateral in the form of cash or letters of credit in installments of $1.5 million per month, to support the new surety bonds. The Chubb DIP Agreement is subject to certain conditions as set forth therein, including, without limitation, the Company’s payment of due diligence and facility fees of $500,000 each; the Company’s assumption of the Surety Agreement and bonded contracts in the bankruptcy proceeding; and the entry of bankruptcy court orders, in form and substance satisfactory to Chubb in its sole discretion, authorizing the forgoing.
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
     In connection with our proposed restructuring (See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Update — Financial Restructuring”), we have entered into the Term Sheet for Surety Support dated February 3, 2006 (the “Chubb DIP Agreement”). The Chubb DIP Agreement provides Chubb, during the pendency of the Company’s Chapter 11 case, (i) in its sole and absolute discretion and upon our filing of a voluntary petition for bankruptcy, to issue up to an aggregate of $48 million in new surety bonds, with not more than $12 million in new surety bonds to be issued in any given month, and (ii) to give permission for our use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. We will be charged a bond premium of $25 per $1,000 of the contract price related to any new surety bond. We will provide $6 million in additional collateral in the form of cash or letters of credit in installments of $1.5 million per month, to support the new surety bonds. The Chubb DIP Agreement is subject to certain conditions as set forth therein, including, without limitation, our payment of due diligence and facility fees of $500,000 each; our assumption of the Surety Agreement and bonded contracts in the bankruptcy proceeding; and the entry of bankruptcy court orders, in form and substance satisfactory to Chubb in its sole discretion, authorizing the forgoing.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005
     The following table presents selected unaudited historical financial information for the three months ending December 31, 2004 and 2005.

	Three Months Ended
	December 31,
	2004	%	2005	%
			(Restated)	(Restated)
	(dollars in millions)
Revenues	$265.4	100%	$259.1	100%
Cost of services (including depreciation)	231.4	87%	222.6	86%

Gross profit	34.0	13%	36.5	14%
Selling, general & administrative expenses	34.4	13%	33.0	13%

Income (loss) from operations	(0.4)	0%	3.5	1%
Interest and other expense, net	9.5	4%	5.8	2%

Loss before income taxes	(9.9)	(4)%	(2.3)	(1)%
Provision for income taxes	0.2	0%	0.2	0%

Loss from continuing operations	(10.1)	(4)%	(2.5)	(1)%
Net loss from discontinued operations	(7.5)	(3)%	0.3	0%

Net loss	$(17.6)	(7)%	$(2.2)	(1)%

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
   GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Three Months Ended
	December 31,
	2004	2005
		(Restated)
Commercial and Industrial	10.2%	11.8%
Residential	19.6%	18.3%

Total Company	12.8%	14.1%

     Gross profit increased $2.5 million, or 7.5%, from $34.0 million for the three months ending December 31, 2004, to $36.5 million for the three months ending December 31, 2005. Gross profit margin as a percentage of revenues increased from 12.8% to 14.1% for the three months ending December 31, 2004 compared to three months ending December 31, 2005. The increase in gross profit dollars from the three months ending December 31, 2004 compared to the three months ending December 31, 2005 was primarily due to increased profitability in our residential segment. The increase in gross margin from the three months ended December 31, 2004 compared to the three months ended December 31, 2005 is attributable to a shift in our revenue mix to include more residential revenue which has a higher gross margin, and increased profitability in our commercial and industrial segment.

     Commercial and industrial gross profit increased $0.4 million, or 1.9%, from $19.6 million for the three months ending December 31, 2004 to $20.0 million for the three months ending December 31, 2005. Commercial and industrial gross profit margin as a percentage of revenues increased from 10.2% for the three months ending December 31, 2004, to 11.8% for the three months ending December 31, 2005. This increase in gross profit margin as a percentage of revenues was primarily the result of increased job profitability at specific subsidiaries.
     Residential gross profit increased $2.2 million, or 15.1%, from $14.4 million for the three months ending December 31, 2004, to $16.6 million for the three months ending December 31, 2005. Residential gross profit margin as a percentage of revenues decreased from 19.6% for the three months ending December 31, 2004, to 18.3% for the three months ending December 31, 2005. This decrease is due to the increase in costs of materials that have not fully been passed to customers.
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
INCOME FROM OPERATIONS
     Income from operations increased $4.0 million from an operating loss of $0.5 million for the three months ending December 31, 2004, to $3.5 million for the three months ending December 31, 2005. This increase in income from operations was attributed to increased demand for new single-family and mutli-family housing and non-bonded work during the three months ending December 31, 2005 over the same period in the prior year and the decrease in selling, general and administrative costs of $1.5 million during the three months ending December 31, 2005.
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
PROVISION FOR INCOME TAXES
     Our effective tax rate decreased from a negative rate of 1.7% for the three months ending December 31, 2004 to a negative rate of 9.3% for the three months ending December 31, 2005. This decrease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
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

WORKING CAPITAL

	September 30,	December 31,
	2005	2005
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$24,879
Restricted cash	9,596	19,090
Accounts receivable:
Trade, net of allowance of $3,912 and $2,816 respectively	180,305	177,252
Retainage	48,246	41,883
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	23,482
Inventories	22,563	23,300
Prepaid expenses and other current assets	24,814	26,403
Assets held for sale associated with discontinued operations	14,017	262

Total current assets	$352,568	$336,551

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$223,852
Accounts payable and accrued expenses	120,812	114,462
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	32,053
Liabilities related to assets held for sale associated with discontinued operations	4,825	51

Total current liabilities	$385,255	$370,418

Working capital	$(32,687)	$(33,867)

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
     Total current liabilities decreased $14.8 million, or 3.9%, from $385.2 million as of September 30, 2005 to $370.4 million as of December 31, 2005. This decrease is primarily the result of $6.3 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business during the three months ending December 31, 2005, a $4.8 million decrease related to the sale of one business unit during the three months ending December 31, 2005 pursuant to a divestiture plan previously disclosed and a $3.7 million decrease in billings in excess of costs.
     Working capital decreased $1.2 million, or 3.6%, due primarily to a net decrease of $9.0 million in the net assets held for sale associated with discontinued operations, a decrease of $6.4 million in retainage due to collections, an increase of $2.5 million in costs and estimated earnings in excess of billings versus billings in excess of costs and estimated earnings on uncompleted contracts and a net decrease in accounts payable and accrued expenses of $6.3 million, offset by an increase to working capital related to an increase in net cash and cash equivalents and restricted cash of $6.0 million. See “Liquidity and Capital Resources” below for further information.

LIQUIDITY AND CAPITAL RESOURCES
     As of December 31, 2005, we had cash and cash equivalents of $24.9 million, restricted cash of $19.1 million, negative working capital of $33.9 million, no outstanding borrowings under our credit facility and term loan, $49.5 million of letters of credit outstanding, and available capacity under our credit facility of $3.7 million. The principal amount outstanding under our Senior Subordinated Notes was $172.9 million and $50.0 million outstanding under our Senior Convertible Notes.
     During the three months ending December 31, 2005, we provided $1.1 million of net cash from operating activities. This net cash provided by operating activities comprised of a net loss of $2.2 million, decreased by $0.3 million in net income from discontinued operations, $2.3 million net operating cash flows from discontinued operations, and $3.0 million of non-cash charges related primarily to $0.6 million of amortization of deferred financing costs and $1.7 million of other depreciation and amortization expense, and $0.4 million bad debt expense; and offset by changes in working capital of $1.2 million. Working capital changes consisted of a $6.3 million reduction in accounts payable and accrued expenses, $1.6 million increase in prepaid expenses and other current assets and a $0.7 million increase in inventories; offset by a $10.3 million decrease in accounts receivable due to the timing of and increased focus on collections. Additionally, billings in excess of costs decreased $3.7 million. Net cash used in investing activities was $4.7 million related to the purchase of property and equipment of $0.9 million and additional cash collateral of $9.5 million held by BofA as security for our obligations under the credit facility, recorded as restricted cash on the balance sheet (see Note 4) in addition to net cash provided by investing activities of discontinued operations of $5.8 million.
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
     Effective for the six months ended March 31, 2006, the Company determined that a measurement error occurred related to the accounting for its self-insurance reserves, which warranted revision to the previously reported results for the three months ended December 31, 2005.
     While analyzing the self-insurance reserves during the financial close for the month of May 2006, management identified a measurement error that related to the quarters ended December 31, 2005 and March 31, 2006. The error was derived from an unintentional misapplication of information provided by the Company’s insurance carriers whereby the Company underestimated the outstanding amount of unbilled payables to those insurance carriers. The error resulted in an understatement of self-insurance reserves and cost of revenues.
     The discovery of this measurement error continues to lead management to conclude that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. The Company will take appropriate steps to reduce the possibility of such a measurement error from occurring in the future. These steps include adding a checklist to the review of self-insurance liabilities, adding more documentation to assist in a more thorough analysis of the self-insurance reserves and increasing the degree of review over the insurance accrual process.
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
     This material weakness resulted, at least in part, from high turnover in an already limited corporate finance and accounting staff and the significant demands placed on that accounting staff. While the accounting staff was increased significantly, many of the new staff members were not added until late in the year, with several being added subsequent to September 30, 2005 and having not been through even a month-end close prior to the year end close. Much of the learning required to complete the close was done while working on the year-end close. This led to time pressures in delivering support to our auditors and resulted in many post closing entries. We have also had several vacancies in Regional Controller positions during fiscal 2005. These vacancies were filled subsequent to September 30, 2005. Additionally, management believes the material weakness continues to exist as a result of the measurement error related to the accounting for the Company’s self-insurance reserves described in this item.

     To remediate this material weakness, the Company is executing the following plan:
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
     Since December 31, 2005, to address the error detected in accounting for self-insurance reserves, the Company has added increased review of its self-insurance liabilities including adding a checklist to the review of self-insurance liabilities, adding more documentation to assist in a more thorough analysis of the self-insurance reserves and increasing the degree of review over the insurance accrual process.
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

Integrated Electrical Services, Inc.
Date: June 28, 2006	By:	/S/ David A. Miller
David A. Miller
Senior Vice President and Chief Financial Officer

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer