Form 10-Q/A
period 2006-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2006-06-29
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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
Explanatory Note
On May 10, 2006, Integrated Electrical Services, Inc, (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Quarterly Report”). On May 11, 2006, the Company filed Amendment No. 1 to its Original Quarterly Report, (“Amendment No. 1”) solely to correct the date of the quarter end in the certifications of the Chief Executive Officer and the Chief Financial Officer. The Company is filing this Amendment No. 2 to its Original Quarterly Report to correct a misstatement of insurance expense for the three months and six months ended March 31, 2006 as well as Amendment No. 1 to its December 31, 2005 Form 10-Q.
The misstatement of insurance expense understated cost of services on the Consolidated Statements of Operations by $1.2 million and $1.6 million for the three and six months ended March 31, 2006, respectively. On the Consolidated Statements of Operations, net loss from continuing operations and net loss increased by these amounts for the three and six months ended March 31, 2006. Accounts payable and accrued expenses on the Consolidated Balance Sheet at March 31, 2006 were understated by $1.6 million. There was no effect on net cash flows from operating, investing or financing activities.
The Items of this Amendment No. 2 to the Original Quarterly Report which are amended and restated are as follows: Item 1 - Financial Statements (including Note 5, Earnings Per Share, and Note 6, Operating Segments, to the Consolidated Financial Statements), Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures. A new Note 2, Restatement of Quarterly Financial Statements, has been added to Item 1 in this Amendment No. 2. Further, this Form 10-Q/A Amendment No. 2 contains new Exhibits 31.1, 31.2, 32.1 and 32.2 dated the date of the filing of this Form 10-Q/A.
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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q/A includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	high costs associated with the Company’s exit from bankruptcy;

•	potential difficulty in fulfilling the restrictive terms of, and the high cost of, the Company’s credit facilities and term loan entered into in connection with the Company’s exit from bankruptcy;

•	the Company’s ability to continue as a going concern;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements which is not waived or rectified;

•	limitations on the availability of sufficient credit to fund working capital;

•	limitations on the availability and the increased costs of surety bonds required for certain projects;

•	inability to reach agreements with the Company’s surety companies to provide sufficient bonding capacity;

•	risk associated with failure to provide surety bonds on jobs where the Company has commenced work or is otherwise contractually obligated to provide surety bonds;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing a material weakness in the Company’s internal controls that has been identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, seasonality and differing regional economic conditions;

•	general economic and capital markets conditions, including fluctuations in interest rates;

•	inaccurate estimates used in entering into and executing contracts;

•	inaccuracies in estimating revenue and percentage of completion on contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians, steel, copper and gasoline;

•	accidents resulting from the numerous physical hazards associated with the Company’s work;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation or shareholder derivative action now pending;

•	litigation risks and uncertainties, including in connection with the ongoing SEC investigation;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	difficulties in integrating new types of work into existing subsidiaries;

•	inability of the Company to incorporate new accounting, control and operating procedures;

•	the loss of productivity, either at the corporate office or operating level;

•	disruptions or inability to effectively manage internal growth or consolidations;

•	distraction of management and costs associated with the Company’s restructuring efforts, including its Chapter 11 filings;

•	recent adverse publicity about the Company, including its Chapter 11 filing;

•	the residual effect with customers and vendors from the bankruptcy process leading to less work or less favorable delivery or credit terms;

•	the delayed effect of fewer or smaller new projects awarded to the Company during the bankruptcy and its effect on future financial results;

•	the lowered efficiency and higher costs associated with projects at subsidiaries that the Company has determined to wind down or close;

•	the loss of employees during the bankruptcy process and the winding down of subsidiaries; and

•	distraction of management time in winding down and closing subsidiaries.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30,	March 31,
	2005	2006
	(Audited)	(Unaudited)
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$18,134
Restricted cash	9,596	20,060
Accounts receivable:
Trade, net of allowance of $3,912 and $4,483, respectively	180,305	164,032
Retainage	48,246	41,286
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	22,447
Inventories	22,563	23,579
Prepaid expenses and other current assets	24,814	26,837
Assets held for sale associated with discontinued operations	14,017	258

Total current assets	352,568	316,633
PROPERTY AND EQUIPMENT, net	24,426	21,785
GOODWILL	24,343	24,343
OTHER NON-CURRENT ASSETS	15,035	7,036

Total assets	$416,372	$369,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$25
Accounts payable and accrued expenses	120,812	118,848
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	26,398
Liabilities related to assets held for sale associated with discontinued operations	4,825	51
Senior convertible notes, net (subject to compromise)	50,691	50,000
Senior subordinated notes, net (subject to compromise)	173,134	172,885

Total current liabilities	385,255	368,207
LONG-TERM DEBT, net of current maturities	27	142
OTHER NON-CURRENT LIABILITIES	15,231	15,768

Total liabilities	400,513	384,117

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 and 39,042,426 shares issued, respectively	390	390
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,416,377 and 2,254,590 shares, respectively	(13,022)	(11,681)
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	429,059
Retained deficit	(401,348)	(432,114)

Total stockholders’ equity (deficit)	15,859	(14,320)

Total liabilities and stockholders’ equity (deficit)	$416,372	$369,797

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Six Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
Revenues	$534,323	$504,256
Cost of services	469,879	440,012

Gross profit	64,444	64,244
Selling, general and administrative expenses	69,924	68,895

Income (loss) from operations	(5,480)	(4,651)

Reorganization items (Note 1)	—	12,111
Other (income) expense:
Interest expense, net	13,285	13,467
Other expense, net	580	338

	13,865	13,805

Loss from continuing operations before income taxes	(19,345)	(30,567)
Provision for income taxes	664	511

Net loss from continuing operations	(20,009)	(31,078)

Discontinued operations (Note 2)
Income (loss) from discontinued operations (including gain (loss) on disposal of $(236) and $465, respectively)	(10,514)	511
Provision for income taxes	311	199

Net income (loss) from discontinued operations	(10,825)	312

Net loss	$(30,834)	$(30,766)

Basic earnings (loss) per share:
Continuing operations	$(0.51)	$(0.79)

Discontinued operations	$(0.28)	$0.01

Total	$(0.79)	$(0.78)

Diluted earnings (loss) per share:
Continuing operations	$(0.51)	$(0.79)

Discontinued operations	$(0.28)	$0.01

Total	$(0.79)	$(0.78)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	39,033,601	39,316,704

Diluted	39,033,601	39,316,704

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
Revenues	$268,920	$245,202
Cost of services	238,430	217,447

Gross profit	30,490	27,755
Selling, general and administrative expenses	35,158	35,963

Income (loss) from operations	(4,668)	(8,208)

Reorganization items (Note 1)	—	12,111
Other (income) expense:
Interest expense, net	4,441	7,585
Other (income) expense, net	485	391

	4,926	7,976

Loss from continuing operations before income taxes	(9,594)	(28,295)
Provision for income taxes	365	300

Net loss from continuing operations	(9,959)	(28,595)

Discontinued operations (Note 2)
Income (loss) from discontinued operations (including gain (loss) on disposal of $(103) and $11, respectively)	(2,961)	5
Provision for income taxes	306	—

Net income (loss) from discontinued operations	(3,267)	5

Net loss	$(13,226)	$(28,590)

Basic earnings (loss) per share:
Continuing operations	$(0.26)	$(0.73)

Discontinued operations	$(0.08)	$0.00

Total	$(0.34)	$(0.73)

Diluted earnings (loss) per share:
Continuing operations	$(0.26)	$(0.73)

Discontinued operations	$(0.08)	$0.00

Total	$(0.34)	$(0.73)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	39,149,769	39,384,545

Diluted	39,149,769	39,384,545

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

			Restricted Voting				Unearned	Additional		Total
	Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
BALANCE, September 30, 2005	39,024,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock (unaudited)	18,217	—	—	—	—	—	—	26	—	26
Vesting of restricted stock (unaudited)	—	—	—	—	161,787	1,341	—	(1,341)	—	—
Adoption of SFAS 123R (unaudited)	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	561	—	561
Net loss (unaudited) (restated)	—	—	—	—	—	—	—	—	(30,766)	(30,766)

BALANCE, March 31, 2006 (unaudited) (restated)	39,042,426	$390	2,605,709	$26	2,254,590	$(11,681)	$—	$429,059	$(432,114)	$(14,320)

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,834)	$(30,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	10,825	(312)
Bad debt expense	1,213	2,382
Deferred financing cost amortization	1,691	5,173
Depreciation and amortization	5,581	3,516
Impairment of long-lived assets	70	359
Impairment of goodwill	596	—
Loss on sale of property and equipment	(45)	106
Non-cash compensation expense	623	587
Non-cash interest charge for embedded conversion option	734	—
Reorganization items	—	3,960
Equity in losses of investment	571	—
Deferred income tax expense	680	551
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	13,629	22,106
Inventories	(1,855)	(1,016)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,187)	2,231
Prepaid expenses and other current assets	(9,450)	(2,023)
Other non-current assets	286	(225)
Accounts payable and accrued expenses	(5,564)	3,455
Billings in excess of costs and estimated earnings on uncompleted contracts	2,481	(9,363)
Other current liabilities	(299)	—
Other non-current liabilities	(499)	539

Net cash (used in) continuing operations	(11,753)	1,260
Net cash provided by discontinued operations	8,648	2,326

Net cash provided by (used in) operating activities	(3,105)	3,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	299	225
Investments in securities	(400)	(450)
Purchases of property and equipment	(1,690)	(1,514)
Changes in restricted cash	—	(10,464)

Net cash used in investing activities of continuing operations	(1,791)	(12,203)
Net cash provided by investing activities of discontinued operations	23,594	5,805

Net cash provided by (used in) investing activities	21,803	(6,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	9,772	21
Borrowings on Senior Convertible Notes	50,228	—
Repayments of debt	(65,589)	(21)
Issuance of common stock	40	—
Payments for debt issuance costs	(3,876)	(1,409)
Payments for debt restructure costs	—	(5,994)
Proceeds from issuance of stock under employee stock purchase plan	254	—
Proceeds from exercise of stock options	625	—

Net cash used in financing activities of continuing operations	(8,546)	(7,403)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Net cash used in financing activities	(8,546)	(7,403)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,152	(10,215)
CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349

CASH AND CASH EQUIVALENTS, end of period	$32,384	$18,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$9,811	$2,953
Income taxes	644	966
Assets acquired under capital lease	—	111
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,226)	$(28,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	3,267	(5)
Bad debt expense	557	2,021
Deferred financing cost amortization	1,691	4,565
Depreciation and amortization	3,102	1,834
Impairment of long-lived assets	—	359
Loss on sale of property and equipment	(10)	147
Non-cash compensation expense	413	147
Non-cash interest charge for embedded conversion option	(1,942)	—
Reorganization items	—	3,960
Equity in losses of investment	307	—
Deferred income tax expense	497	545
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	7,380	11,798
Inventories	(225)	(279)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,358)	1,035
Prepaid expenses and other current assets	466	(434)
Other non-current assets	37	955
Accounts payable and accrued expenses	13,009	9,778
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,181)	(5,655)
Other current liabilities	(344)	51
Other non-current liabilities	161	(204)

Net cash provided by (used in) continuing operations	6,601	2,028
Net cash provided by (used in) discontinued operations	143	(4)

Net cash provided by (used in) operating activities	6,744	2,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	243	160
Investments in securities	(400)	—
Purchases of property and equipment	(783)	(577)
Changes in restricted cash	—	(970)

Net cash used in investing activities of continuing operations	(940)	(1,387)
Net cash provided by investing activities of discontinued operations	12,091	—

Net cash provided by (used in) investing activities	11,151	(1,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	(228)	21
Borrowings on Senior Convertible Notes	14,228	—
Repayments of debt	(29,888)	—
Payments for debt issuance costs	(1,196)	(1,409)
Payments for debt restructure costs	—	(5,994)
Proceeds from issuance of stock under employee stock purchase plan	254	—
Proceeds from exercise of stock options	392	—

Net cash used in financing activities of continuing operations	(16,438)	(7,382)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Net cash used in financing activities	(16,438)	(7,382)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,457	(6,745)
CASH AND CASH EQUIVALENTS, beginning of period	30,927	24,879

CASH AND CASH EQUIVALENTS, end of period	$32,384	$18,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$8,692	$529
Income taxes	367	514
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

2. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS
     Effective for the six months ended March 31, 2006, the Company determined that a measurement error occurred related to the accounting for its self-insurance reserves, which warranted revision to the previously reported results for the three and six months ended March 31, 2006.
     While analyzing the self-insurance reserves during the financial close for the month of May 2006, management identified a measurement error that related to the quarters ended December 31, 2005 and March 31, 2006. The error was derived from an unintentional misapplication of information provided by the Company’s insurance carriers whereby the Company underestimated the outstanding amount of unbilled payables to those insurance carriers. The error resulted in an understatement of self-insurance reserves and cost of revenues. The tables below show the total effects of all revisions to reported results for the three and six months ended March 31, 2006.

	Three Months Ended March 31, 2006 (Unaudited)
		Insurance
	As Reported	Adjustments	As Restated
Statement of Operations Data:
Revenues	$245,202	$—	$245,202
Cost of services	216,237	1,210	217,447

Gross profit	28,965	(1,210)	27,755

Selling, general and administrative expenses	35,963	—	35,963

Income (loss) from operations	(6,998)	(1,210)	(8,208)
Reorganization items	12,111	—	12,111
Interest and other expense, net	7,976	—	7,976

Loss from continuing operations before income taxes	(27,085)	(1,210)	(28,295)
Provision for income taxes	300	—	300

Net loss from continuing operations	(27,385)	(1,210)	(28,595)

Discontinued operations:
Income from discontinued operations	5	—	5
Provision for income taxes	—	—	—

Net income from discontinued operations	5	—	5

Net loss	$(27,380)	$(1,210)	$(28,590)

Basic earnings (loss) per share:
Continuing operations	$(0.70)	$(0.03)	$(0.73)
Discontinued operations	$0.00	$0.00	$0.00

Total	$(0.70)	$(0.03)	$(0.73)

Diluted earnings (loss) per share:
Continuing operations	$(0.70)	$(0.03)	$(0.73)
Discontinued operations	$0.00	$0.00	$0.00

Total	$(0.70)	$(0.03)	$(0.73)

	Six Months Ended March 31, 2006 (Unaudited)
		Insurance
	As Reported	Adjustment	As Restated
Statement of Operations Data:
Revenues	$504,256	$—	$504,256
Cost of services	438,424	1,588	440,012

Gross profit	(65,832)	(1,588)	(64,244)

Selling, general and administrative expenses	68,895	—	68,895

Income (loss) from operations	(3,063)	(1,588)	(4,651)
Reorganization items	12,111	—	12,111
Interest and other expense, net	13,805	—	13,805

Income (loss) from continuing operations before income taxes	(28,979)	(1,588)	(30,567)
Provision (benefit) for income taxes	511	—	511

Net income (loss) from continuing operations	(29,490)	(1,588)	(31,078)

Discontinued operations:
Income from discontinued operations	511	—	511
Provision for income taxes	199	—	199

Net income from discontinued operations	312	—	312

Net loss	$(29,178)	$(1,588)	$(30,766)

Basic earnings (loss) per share:
Continuing operations	$(0.75)	$(0.04)	$(0.79)
Discontinued operations	$0.01	$—	$0.01

Total	$(0.74)	$(0.04)	$(0.78)

Diluted earnings (loss) per share:
Continuing operations	$(0.75)	$(0.04)	$(0.79)
Discontinued operations	$0.01	$—	$0.01

Total	$(0.74)	$(0.04)	$(0.78)

	As of March 31, 2006 (Unaudited)
		Insurance
Consolidated Balance Sheet	As Reported	Adjustments	As Restated
Assets:
Cash and cash equivalents	$18,134	$—	$18,134
Restricted cash	20,060	—	20,060
Accounts receivable (net)	205,318	—	205,318
Cost and estimated earnings in excess of billings on uncompleted contracts	22,447	—	22,447
Inventories	23,579	—	23,579
Prepaid expenses and other current assets	26,837	—	26,837
Assets held for sale – discontinued operations	258	—	258
Property and equipment, net	21,785	—	21,785
Goodwill	24,343	—	24,343
Other non-current assets, net	7,036	—	7,036

Total assets	$369,797	$—	$369,797

Liabilities:
Current maturities of long-term debt	$25	$—	$25
Accounts payable and accrued expenses.	117,260	1,588	118,848
Billings in excess of cost and estimated earnings on uncompleted contracts	26,398	—	26,398
Liabilities held for sale – discontinued operations	51	—	51
Senior convertible notes, net	50,000	—	50,000
Senior subordinated notes, net	172,885	—	172.885
Long-term debt, net of current maturities	142	—	142
Other non-current liabilities	15,768	—	15,768

Total liabilities	382,529	1,588	384,117

Stockholders’ deficit	(12,732)	(1,588)	(14,320)

Total liabilities and stockholders’ deficit	$369,797	$—	$369,797

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

4. DEBT
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

5. EARNINGS PER SHARE
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the six and three months ended March 31, 2005 and 2006 (in thousands, except share data):

	Six Months Ended
	March 31,
	2005	2006
		(Restated)
Numerator:
Net loss	$(30,834)	$(30,766)

Denominator:
Weighted average shares outstanding—basic	39,033,601	39,316,704
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	39,033,601	39,316,704

Earnings (loss) per share:
Basic	$(0.79)	$(0.78)
Diluted	$(0.79)	$(0.78)

	Three Months Ended
	March 31,
	2005	2006
		(Restated)
Numerator:
Net loss	$(13,226)	$(28,590)

Denominator:
Weighted average shares outstanding—basic	39,149,769	39,384,545
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	39,149,769	39,384,545

Earnings (loss) per share:
Basic	$(0.34)	$(0.73)
Diluted	$(0.34)	$(0.73)
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

     Segment information for continuing operations for the six and three months ended March 31, 2005 and 2006 is as follows (in thousands):

	Six Months Ended
	March 31, 2005
	Commercial and
	Industrial	Residential	Corporate	Total
Revenues	$392,792	$141,531	$—	$534,323
Cost of services	358,111	111,768	—	469,879

Gross profit	34,681	29,763	—	64,444
Selling, general and administrative	34,648	19,711	15,565	69,924

Income (loss) from operations	$33	$10,052	$(15,565)	$(5,480)

Other data:
Depreciation and amortization expense	$3,798	$524	$1,259	$5,581
Capital expenditures	592	573	525	1,690
Total assets	301,524	92,531	88,237	482,292

	Six Months Ended
	March 31, 2006 (Restated)
	Commercial and
	Industrial	Residential	Corporate	Total
Revenues	$321,442	$182,814	$—	$504,256
Cost of services	291,201	148,811	—	440,012

Gross profit	30,241	34,003	—	64,244
Selling, general and administrative	32,498	20,794	15,603	68,895

Income (loss) from operations	$(2,257)	$13,209	$(15,603)	$(4,651)

Other data:
Depreciation and amortization expense	$1,751	$557	$1,208	$3,516
Capital expenditures	873	361	391	1,625
Total assets	192,934	93,150	83,455	369,539

	Three Months Ended
	March 31, 2005
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$200,794	$68,126	$—	$268,920
Cost of services	185,696	52,734	—	238,430

Gross profit	15,098	15,392	—	30,490
Selling, general and administrative	17,858	9,761	7,539	35,158

Income (loss) from operations	$(2,760)	$5,631	$(7,539)	$(4,668)

Other data:
Depreciation and amortization expense	$2,222	$260	$620	$3,102
Capital expenditures	285	352	146	783
Total assets	301,524	92,531	88,237	482,292

	Three Months Ended
	March 31, 2006 (Restated)
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$152,660	$92,542	$—	$245,202
Cost of services	142,353	75,094	—	217,447

Gross profit	10,307	17,448	—	27,755
Selling, general and administrative	17,712	10,828	7,423	35,963

Income (loss) from operations	$(7,405)	$6,620	$(7,423)	$(8,208)

Other data:
Depreciation and amortization expense	$859	$281	$694	$1,834
Capital expenditures	280	65	232	577
Total assets	192,934	93,150	83,455	369,539
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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006
     The following table presents selected unaudited historical financial information for the six months ending March 31, 2005 and 2006.

	Six Months Ended
	March 31,
	2005	%	2006	%

			(Restated)	(Restated)
	(dollars in millions)
Revenues	$534.3	100%	$504.2	100%
Cost of services (including depreciation)	469.9	88%	440.0	87%

Gross profit	64.4	12%	64.2	13%
Selling, general & administrative expenses	69.9	13%	68.9	14%

Income (loss) from operations	(5.5)	(1)%	(4.7)	(1)%
Reorganization items	—	0%	12.1	2%
Interest and other expense, net	13.8	3%	13.8	3%

Loss before income taxes	(19.3)	(4)%	(30.6)	(6)%
Provision for income taxes	0.6	0%	0.5	0%

Loss from continuing operations	(20.0)	(4)%	(31.1)	(6)%
Net income (loss) from discontinued operations	(10.8)	(2)%	0.3	0%

Net loss	$(30.8)	(6)%	$(30.8)	(6)%

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
GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Six Months Ended
	March 31,
	2005	2006
		(Restated)
Commercial and Industrial	8.8%	9.4%
Residential	21.0%	18.6%

Total Company	12.1%	12.7%

     Gross profit decreased $0.2 million, or 0.3%, from $64.4 million for the six months ended March 31, 2005, to $64.2 million for the six months ended March 31, 2006. Gross profit margin as a percentage of revenues increased from 12.1% to 12.7% for the six months ended March 31, 2005 compared to six months ended March 31, 2006. The decrease in gross profit dollars from the six months ended March 31, 2005 compared to the six months ended March 31, 2006 was primarily due to decreased gross profit dollars in our commercial and industrial segment which was substantially offset by gross profit earned in our residential segment. The increase in gross margin from the six months ended March 31, 2005 compared to the six months ended March 31, 2006 is attributable to a shift in our revenue mix to include more residential revenue, which has a higher gross margin, and improved profitability in our commercial and industrial segments.

     The business units associated with the Exit Plan accounted for gross profit of $2.1 million for the six months ended March 31, 2005 and a negative gross profit of $4.9 million for the six months ended March 31, 2006. Commercial and industrial gross profit decreased $4.4 million, or 12.8, from $34.7 million for the six months ended March 31, 2005 to $30.2 million for the six months ended March 31, 2006. Commercial and industrial gross profit margin as a percentage of revenues increased from 8.8% for the six months ended March 31, 2005, to 9.4% for the six months ended March 31, 2006. Of the $4.4 million decrease in gross profit, $7.0 million is associated with the Exit Plan business units. For the remaining businesses, the increase in gross profit margin as a percentage of revenues was primarily the result of increased job profitability at specific subsidiaries and improvement in gross profit for commercial and industrial as we complete older less profitable work.
     Residential gross profit increased $4.2 million, or 14.2%, from $29.8 million for the six months ended March 31, 2005, to $34.0 million for the six months ended March 31, 2006 due to higher sales volume. Residential gross profit margin as a percentage of revenues decreased from 21.0% for the six months ended March 31, 2005, to 18.6% for the six months ended March 31, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers.
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
INCOME (LOSS) FROM OPERATIONS
     Loss from operations decreased $0.8 million from an operating loss of $5.5 million for the six months ended March 31, 2005, to an operating loss of $4.7 million for the six months ended March 31, 2006. This decrease in loss from operations was attributed to increased earnings from new single family and multi-family housing during the six months ended March 31, 2006 over the same period in the prior year improving income (loss) from operations by $3.1 million. Also contributing to the improvement in income (loss) from operations is the decrease in selling, general and administrative costs of $1.0 million during the six months ended March 31, 2006.
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
PROVISION FOR INCOME TAXES
     Our effective tax rate decreased from a negative rate of 3.3% for the six months ending March 31, 2005 to a negative rate of 1.7% for the six months ending March 31, 2006. This decrease is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
     The following table presents selected unaudited historical financial information for the three months ending March 31, 2005 and 2006.

	Three Months Ended
	March 31,
	2005	%	2006	%
			(Restated)	(Restated)
	(dollars in millions)
Revenues	$268.9	100%	$245.2	100%
Cost of services (including depreciation)	238.4	89%	217.4	89%

Gross profit	30.5	11%	27.8	11%
Selling, general & administrative expenses	35.2	13%	36.0	14%

Income (loss) from operations	(4.7)	(2)%	(8.2)	(3)%
Reorganization items	—	0%	12.1	5%
Interest and other expense, net	4.9	2%	8.0	3%

Loss before income taxes	(9.6)	(4)%	(28.3)	(11)%
Provision for income taxes	0.4	0%	0.3	0%

Loss from continuing operations	(10.0)	(4)%	(28.6)	(11)%
Net loss from discontinued operations	(3.2)	(1)%	0.0	0%

Net loss	$(13.2)	(5)%	$(28.6)	(11)%

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
GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Three Months Ended
	March 31,
	2005	2006
		(Restated)
Commercial and Industrial	7.5%	6.8%
Residential	22.6%	18.9%

Total Company	11.3%	11.3%

     Gross profit decreased $2.7 million, or 8.9%, from $30.5 million for the three months ending March 31, 2005, to $27.8 million for the three months ending March 31, 2006. Gross profit margin as a percentage of revenues was 11.3% for both the three months ending March 31, 2005 and the three months ending March 31, 2006. The decrease in gross profit dollars from the three months ending March 31, 2005 compared to the three months ending March 31, 2006 was primarily due to reduced gross profit margins on higher revenue in our residential segment.
     The business units associated with the Exit Plan accounted for negative gross profit margin of $0.3 million and $6.7 million for the three months ended March 31, 2005 and 2006, respectively. Commercial and industrial gross profit decreased $4.8 million, or 31.7%, from $15.1 million for the three months ending March 31, 2005 to $10.3 million for the three months ending March 31, 2006. Commercial and industrial gross profit margin as a percentage of revenues decreased from 7.5% for the three months ending March 31, 2005, to 6.8% for the three months ending March 31, 2006. Of the $4.8 million decrease in gross profit, $6.4 million is associated with the Exit Plan business units. For the remaining businesses, the increase in gross profit margin as a percentage of revenues was primarily the result of increased job profitability at specific subsidiaries and improvement in gross profit for commercial and industrial as we complete older less profitable work.
     Residential gross profit increased $2.0 million, or 13.4%, from $15.4 million for the three months ending March 31, 2005, to $17.4 million for the three months ending March 31, 2006 driven by continued strong demand for single family housing. Residential gross profit margin as a percentage of revenues decreased from 22.6% for the three months ending March 31, 2005, to 18.9% for the three months ending March 31, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers.
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
INCOME (LOSS) FROM OPERATIONS
     Loss from operations increased $3.5 million from an operating loss of $4.7 million for the three months ending March 31, 2005, to an operating loss of $8.2 million for the three months ending March 31, 2006. This increase in loss from operations was attributed to the decrease of $2.7 million in gross profit during the three months ending March 31, 2006 over the same period in the prior year and the decrease in selling, general and administrative costs of $0.8 million during the three months ending March 31, 2006.
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
RECONCILIATION OF NET LOSS TO PRIOR GUIDANCE
     The net loss for the three months ended March 31, 2006 was $28.6 million. On April 21, 2006, we filed on Form 8-K estimated results for the three months ended March 31, 2006. The estimated range for the net loss for the three months ended March 31, 2006 was $12.5 million to $15.8 million. The primary difference between our actual net loss and the previously estimated net loss is attributable to: 1) an adjustment of $12.1 million to expense reorganization items related to the Restructuring, 2) an adjustment of $2.6 million to adjust to estimated net realizable value the accounts receivable, inventory and costs and estimated earnings in excess of billings on uncompleted contracts related to the business units to be shut down or consolidated pursuant to the Exit Plan and 3) an adjustment of $1.2 million to increase outstanding accounts payable related to our self-insurance reserves.
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
WORKING CAPITAL

	September 30,	March 31,
	2005	2006
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$18,134
Restricted cash	9,596	20,060
Accounts receivable:
Trade, net of allowance of $3,912 and $4,483 respectively	180,305	164,032
Retainage	48,246	41,286
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	22,447
Inventories	22,563	23,579
Prepaid expenses and other current assets	24,814	26,837
Assets held for sale associated with discontinued operations	14,017	258

Total current assets	$352,568	$316,633

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$222,910
Accounts payable and accrued expenses	120,812	118,848
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	26,398
Liabilities related to assets held for sale associated with discontinued operations	4,825	51

Total current liabilities	$385,255	$368,207

Working capital	$(32,687)	$(51,574)

     Working capital decreased $18.9 million, or 57.8%. The decrease in working capital is a result of total current assets decreased $35.9 million, or 10.2%, from $352.6 million as of September 30, 2005 to $316.6 million as of March 31, 2006. This is the result of a $16.3 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $13.8 million decrease in assets held for sale associated with discontinued operations due to the sale of one business unit during the six months ending March 31, 2006, $7.0 million decrease in retainage due to collections; partially offset by an increase in inventory of $1.0 million related to growth in the residential business and prepaid expenses and other current assets of $2.0 million.
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
     The decrease in total current assets was partially offset by total current liabilities, which decreased $17.0 million, or 4.4%, from $385.3 million as of September 30, 2005 to $368.2 million as of March 31, 2006. This decrease is primarily the result of a $2.0 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business during the six months ending March 31, 2006, a $4.8 million decrease related to the sale of a business unit during the six months ending March 31, 2006 pursuant to a divestiture plan previously disclosed and a $9.4 million decrease in billings in excess of costs. See “Liquidity and Capital Resources” below for further information.

LIQUIDITY AND CAPITAL RESOURCES
     As of March 31, 2006, we had cash and cash equivalents of $18.1 million, restricted cash of $20.1 million, negative working capital of $51.6 million, no outstanding borrowings under our DIP Credit Facility, $59.1 million of letters of credit outstanding, and available capacity under our DIP Credit Facility of $20.0 million. The principal amounts outstanding under our Senior Subordinated Notes and Senior Convertible Notes were $172.9 million and $50.0 million, respectively.
     During the six months ending March 31, 2006, we generated $3.6 million of net cash from operating activities. This net cash provided by operating activities comprised of a net loss of $30.8 million, decreased by $16.3 million of non-cash charges related primarily to $4.0 million of reorganization items associated with the bankruptcy, $5.2 million of amortization of deferred financing costs and $3.5 million of other depreciation and amortization expense, and $2.4 million bad debt expense; and offset by changes in working capital of $15.7 million. Working capital changes consisted of a $3.5 million increase in accounts payable and accrued expenses, $2.0 million decrease in prepaid expenses and other current assets and a $1.0 million increase in inventories; offset by a $22.1 million decrease in accounts receivable due to the timing of and increased focus on collections. Additionally, billings in excess of costs decreased $9.4 million. Net cash used in investing activities was $6.4 million related to the purchase of property and equipment of $1.5 million and additional cash collateral of $10.5 million held by BofA as security for our obligations under the credit facility, recorded as restricted cash on the balance sheet (see Note 4). Net cash used in financing activities was $7.4 million consisting of $1.4 million related to debt issuance costs associated with the DIP Facility and $6.0 million in debt restructure costs.
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
     Effective for the six months ended March 31, 2006, the Company determined that a measurement error occurred related to the accounting for its self-insurance reserves, which warranted revision to the previously reported results for the three and six months ended March 31, 2006.
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
     The discovery of this measurement error continues to lead management to conclude that the Company’s disclosure controls and procedures were not effective as of March 31, 2006. The Company will take appropriate steps to reduce the possibility of such a measurement error from occurring in the future. These steps include adding a checklist to the review of self-insurance liabilities, adding more documentation to assist in a more thorough analysis of the self-insurance reserves and increasing the degree of review over the insurance accrual process.
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
     Since March 31, 2006, to address the error detected in accounting for self-insurance reserves, the Company has added increased review of its self-insurance liabilities including adding a checklist to the review of self-insurance liabilities, adding more documentation to assist in a more thorough analysis of the self-insurance reserves and increasing the degree of review over the insurance accrual process.
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
     We have a substantial amount of indebtedness outstanding under our senior subordinated notes, senior convertible notes and DIP Credit Facility. In accordance with Emerging Issues Task Force (EITF) 86-30, “Classifications of Obligations When a Violation is Waived by the Creditor", the Company has classified the long-term portion of their senior convertible notes and senior subordinated notes as current liabilities on the balance sheet due to certain defaults thereunder. Even if the Company emerges from bankruptcy, which is expected in mid-May, the Company will still have substantial indebtedness under its revolving and term exit credit facilities.
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
ITEM 6. EXHIBITS

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783)).

10.1	Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006 (File No. 1-13783))

10.2	Fourth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.3	Fifth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.4	Amendment to Pledge Agreement and Underwriting, Continuing Indemnity and Security Agreement, dated January 17, 2006, by and among Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006 (File No. 1-13783))

10.5	Engagement Letter, dated January 26, 2006, effective as of January 23, 2006, by and between Integrated Electrical Services, Inc. and Glass & Associates (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006)

10.6	Commitment Letter, dated February 1, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.7	Term Sheet for Surety Support, by and between Integrated Electrical Services, Inc. and Federal Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.8	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Bryan Synder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.9	Plan Support and Lock-Up Agreement Regarding Integrated Electrical Services, Inc. dated February 13, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.10	Commitment for Senior Post-Confirmation Exit Credit Facility, dated February 10, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.11	$53 million Term Loan Facility Commitment Letter, dated February 10, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and affiliate and Flagg Street Partners LP and affiliates (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.12	Debtor in Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 13783))

22.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1*	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer

32.2*	Section 1350 Certification of David A. Miller, Chief Financial Officer

*	Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.

Date: June 28, 2006	By:	/s/ David A. Miller

David A. Miller Senior Vice President and Chief Financial Officer

Exhibit Index

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783)).

10.1	Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006 (File No. 1-13783))

10.2	Fourth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.3	Fifth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.4	Amendment to Pledge Agreement and Underwriting, Continuing Indemnity and Security Agreement, dated January 17, 2006, by and among Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006 (File No. 1-13783))

10.5	Engagement Letter, dated January 26, 2006, effective as of January 23, 2006, by and between Integrated Electrical Services, Inc. and Glass & Associates (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006)

10.6	Commitment Letter, dated February 1, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.7	Term Sheet for Surety Support, by and between Integrated Electrical Services, Inc. and Federal Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.8	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Bryan Synder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.9	Plan Support and Lock-Up Agreement Regarding Integrated Electrical Services, Inc. dated February 13, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.10	Commitment for Senior Post-Confirmation Exit Credit Facility, dated February 10, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.11	$53 million Term Loan Facility Commitment Letter, dated February 10, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and affiliate and Flagg Street Partners LP and affiliates (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.12	Debtor in Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 13783))

22.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of C. Byron Snyder, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1*	Section 1350 Certification of C. Byron Snyder, Chief Executive Officer

32.2*	Section 1350 Certification of David A. Miller, Chief Financial Officer

*	Filed herewith