Form 10-Q
period 2006-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2006-08-09
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ NO ☐
     The number of shares outstanding as of August 8, 2006 of the issuer’s common stock was 15,418,357.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (Predecessor) and June 30, 2006 (Successor)	5
Consolidated Statements of Operations for the Nine Months Ended June 30, 2005 (Predecessor), Seven Months Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	6
Consolidated Statements of Operations for the Three Months Ended June 30, 2005 (Predecessor), One Month Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	7
Consolidated Statement of Stockholders’ Equity (Deficit) for the Seven Months Ended April 30, 2006 (Predecessor) and the Two Months Ended June 30, 2006 (Successor)	8
Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005 (Predecessor), Seven Months Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	9
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2005 (Predecessor), One Month Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	10
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	50
Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3. Defaults Upon Senior Securities	55
Item 4. Submission of Matters to a Vote of Security Holders	55
Item 5. Other Information	55
Item 6. Exhibits	55
Signatures	57
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	the Company’s inability to negotiate acceptable terms of and enter into bonding facilities at the expiration of the existing bonding facility with Federal Insurance Company;

•	potential difficulty in fulfilling the restrictive terms of, and the high cost of, the Company’s credit facilities and term loan

•	the Company’s ability to continue as a going concern;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements which is not waived or rectified;

•	limitations on the availability of sufficient credit or cash flow to fund working capital;

•	limitations on the availability and the increased costs of surety bonds required for certain projects;

•	inability to reach agreements with the Company’s surety companies to provide sufficient bonding capacity or inability to reach agreement with the Company’s customers to accept alternative bonding companies or arrangements in lieu of a bond;

•	risk associated with failure to provide surety bonds on jobs where the Company has commenced work or is otherwise contractually obligated to provide surety bonds;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing a material weakness in the Company’s internal controls that has been identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, seasonality and differing regional economic conditions;

•	fluctuations in financial results from operations caused by the increases in and fluctuations of pricing of commodities used in Company’s business of copper, steel, gasoline and certain plastics.

•	general economic and capital markets conditions, including fluctuations in interest rates that affect construction;

•	inaccurate estimates used in entering into and executing contracts;

•	inaccuracies in estimating revenue and percentage of completion on contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians;

•	accidents resulting from the numerous physical hazards associated with the Company’s work and the number of miles of driving of company vehicles with the level of exposure to vehicle accidents;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation, class action or shareholder derivative action now pending;

•	litigation risks and uncertainties, including in connection with the ongoing SEC investigation;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	difficulties in integrating new types of work into existing subsidiaries;

•	inability of the Company to incorporate new accounting, control and operating procedures and consolidations of back office functions;

•	the loss of productivity, either at the corporate office or operating level;

•	disruptions or inability to effectively manage internal growth or consolidations;

•	the residual effect with customers and vendors from the bankruptcy process leading to less work or less favorable delivery or credit terms;

•	the delayed effect of fewer or smaller new projects awarded to the Company during the bankruptcy and its effect on future financial results;

•	the lowered efficiency and higher costs associated with projects at subsidiaries that the Company has determined to wind down or close;

•	the loss of employees during the bankruptcy process and the winding down of subsidiaries; and

•	distraction of management time in winding down and closing subsidiaries.
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
     General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission or you may contact our Investor Relations department and they will provide you with a copy.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Predecessor	Successor
	September 30,	June 30,
	2005	2006
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$10,938
Restricted cash	9,596	—
Accounts receivable:
Trade, net of allowance of $3,912 and $3,845, respectively	180,305	173,861
Retainage	48,246	37,847
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	24,750
Inventories	22,563	26,645
Prepaid expenses and other current assets	24,814	30,976
Assets held for sale associated with discontinued operations	14,017	—

Total current assets	352,568	305,017
PROPERTY AND EQUIPMENT, net	24,426	28,538
GOODWILL	24,343	14,783
OTHER NON-CURRENT ASSETS, net	15,035	36,831

Total assets	$416,372	$385,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$24
Accounts payable and accrued expenses (including $3,872 and $0 in accrued interest subject to compromise, respectively)	120,812	121,722
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	30,883
Liabilities related to assets held for sale associated with discontinued operations	4,825	—
Senior convertible notes, net (subject to compromise)	50,691	—
Senior subordinated notes, net (subject to compromise)	173,134	—

Total current liabilities	385,255	152,629
LONG-TERM DEBT, net of current maturities	27	125
TERM LOAN	—	53,909
OTHER NON-CURRENT LIABILITIES	15,231	19,357

Total liabilities	400,513	226,020

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Predecessor common stock, $0.01 par value, 100,000,000 shares authorized, 39,024,209 and 0 shares issued, respectively	390	—
Predecessor restricted voting common stock, $0.01 par value, 2,605,709 and 0 shares issued, authorized and outstanding, respectively	26	—
Successor common stock, $0.01 par value, 100,000,000 shares authorized and 0 and 15,335,285 shares issued and outstanding, respectively	—	153
Treasury stock, at cost, 2,416,377 and 0 shares, respectively	(13,022)	—
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	160,710
Retained deficit	(401,348)	(1,714)

Total stockholders’ equity	15,859	159,149

Total liabilities and stockholders’ equity	$416,372	$385,169

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Predecessor		Successor
		Seven Months	Two Months
	Nine Months Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$805,052	$586,144	$177,487
Cost of services	705,002	510,875	154,749

Gross profit	100,050	75,269	22,738
Selling, general and administrative expenses	107,135	79,727	22,822

Income (loss) from operations	(7,085)	(4,458)	(84)

Reorganization items (Note 3)	—	(27,480)	436
Other (income) expense:
Interest expense, net	20,877	14,929	1,474
Other, net	(43)	300	(288)

	20,834	15,229	1,186

Income (loss) from continuing operations before income taxes	(27,919)	7,793	(1,706)
Provision for income taxes	2,086	425	8

Net income (loss) from continuing operations	(30,005)	7,368	(1,714)

Discontinued operations (Note 4)
Income (loss) from discontinued operations (including gain on disposal of $658, $707 and $0, respectively)	(14,430)	753	—
Provision for income taxes	314	333	—

Net income (loss) from discontinued operations	(14,744)	420	—

Net income (loss)	$(44,749)	$7,788	$(1,714)

Basic earnings (loss) per share:
Continuing operations	$(1.96)	$0.48	$(0.11)

Discontinued operations	$(0.96)	$0.03	$—

Total	$(2.92)	$0.51	$(0.11)

Diluted earnings (loss) per share:
Continuing operations	$(1.96)	$0.48	$(0.11)

Discontinued operations	$(0.96)	$0.03	$—

Total	$(2.92)	$0.51	$(0.11)

Shares used in the computation of earnings (loss) per share (Note 6):
Basic	15,328,124	15,328,124	15,328,124

Diluted	15,328,124	15,328,124	15,328,124

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Predecessor		Successor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$270,729	$81,888	$177,487
Cost of services	235,123	70,862	154,749

Gross profit	35,606	11,026	22,738
Selling, general and administrative expenses	37,211	10,832	22,822

Income (loss) from operations	(1,605)	194	(84)

Reorganization items (Note 3)	—	(39,590)	436
Other (income) expense:
Interest expense, net	7,592	1,462	1,474
Other, net	(623)	(38)	(288)

	6,969	1,424	1,186

Income (loss) from continuing operations before income taxes	(8,574)	38,360	(1,706)
Provision for income taxes	1,422	(86)	8

Net income (loss) from continuing operations	(9,996)	38,446	(1,714)

Discontinued operations (Note 4)
Income (loss) from discontinued operations (including gain on disposal of $0, $242 and $0, respectively)	(3,916)	242	—
Provision for income taxes	3	134	—

Net income (loss) from discontinued operations	(3,919)	108	—

Net income (loss)	$(13,915)	$38,554	$(1,714)

Basic earnings (loss) per share:
Continuing operations	$(0.65)	$2.51	$(0.11)

Discontinued operations	$(0.26)	$0.01	$—

Total	$(0.91)	$2.52	$(0.11)

Diluted earnings (loss) per share:
Continuing operations	$(0.65)	$2.51	$(0.11)

Discontinued operations	$(0.26)	$0.01	$—

Total	$(0.91)	$2.52	$(0.11)

Shares used in the computation of earnings (loss) per share (Note 6):
Basic	15,328,124	15,328,124	15,328,124

Diluted	15,328,124	15,328,124	15,328,124

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

									Unearned	Additional		Total
					Restricted Voting				Restricted	Paid-In	Retained	Stockholders’
	Old Common Stock		New Common Stock		Common Stock		Treasury Stock		Stock	Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2005 (Predecessor)	39,024,209	$390	—	—	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock (unaudited)	25,717	—	—	—	—	—	—	—	—	26	—	26
Vesting of restricted stock (unaudited)	—	—	—	—	—	—	161,787	2,092	—	(2,161)	—	(69)
Adoption of SFAS 123R (unaudited)	—	—	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	—	—	1,191	—	1,191
Net income (unaudited)	—	—	—	—	—	—	—	—	—	—	7,788	7,788
Reorganization adjustments (unaudited)	(39,049,926)	(390)	15,326,885	153	(2,605,709)	(26)	2,254,590	10,930	—	124,880	—	135,547
Fresh-start adjustments (unaudited)	—	—	—	—	—	—	—	—	—	(393,560)	393,560	—

BALANCE, April 30, 2006 (Successor) (unaudited)	—	$—	15,326,885	$153	—	$—	—	$—	$—	$160,189	$—	$160,342

Issuance of stock (unaudited)	—	—	8,400	—	—	—	—	—	—	—	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	—	—	521	—	521
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	—	(1,714)	(1,714)

BALANCE, June 30, 2006 (Successor) (unaudited)	—	$—	15,335,285	$153	—	$—	—	$—	$—	$160,710	$(1,714)	$159,149

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Predecessor		Successor
	Nine Months	Seven Months	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,749)	$7,788	$(1,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	14,499	(420)	—
Bad debt expense	1,832	2,738	(172)
Deferred financing cost amortization	3,970	6,345	1,217
Depreciation and amortization	7,574	4,074	1,221
Impairment of long-lived assets	70	359	—
Impairment of goodwill	596	—	—
Loss (gain) on sale of property and equipment	(1,048)	68	(269)
Non-cash compensation expense	1,011	1,219	521
Non-cash paid-in-kind interest added to term loan	—	—	909
Non-cash interest charge for embedded conversion option	734	—	—
Reorganization items	—	(42,023)	—
Equity in losses of investment	1,083	—	—
Deferred income tax	848	551	(96)
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	13,817	20,632	(4,849)
Inventories	(4,881)	(1,838)	(2,244)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,971	(1,892)	1,820
Prepaid expenses and other current assets	(9,426)	(1,653)	(1,034)
Other non-current assets	474	(674)	(1,478)
Accounts payable and accrued expenses	(6,670)	9,701	4,181
Billings in excess of costs and estimated earnings on uncompleted contracts	3,185	(4,928)	50
Other current liabilities	1,090	—	—
Other non-current liabilities	(1,371)	542	151

Net cash provided by (used in) continuing operations	(12,391)	589	(1,786)
Net cash provided by discontinued operations	8,266	2,192	—

Net cash provided by (used in) operating activities	(4,125)	2,781	(1,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	2,437	257	381
Investments in securities	(400)	(450)	(300)
Purchases of property and equipment	(3,063)	(1,601)	(410)
Changes in restricted cash	(10,006)	(10,536)	132

Net cash used in investing activities of continuing operations	(11,032)	(12,330)	(197)
Net cash provided by investing activities of discontinued operations	35,780	5,805	—

Net cash provided by (used in) investing activities	24,748	(6,525)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	9,772	53,021	—
Borrowings on Senior Convertible Notes	50,000	—	—
Repayments of debt	(67,721)	(50,030)	(9)
Issuance of common stock	40	—	—
Payments for debt issuance costs	(4,307)	(3,503)	—
Payments for reorganization items including debt restructure costs	—	(7,120)	(4,043)
Proceeds from issuance of stock under employee stock purchase plan	254	—	—
Proceeds from exercise of stock options	625	—	—

Net cash used in financing activities of continuing operations	(11,337)	(7,632)	(4,052)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Net cash used in financing activities	(11,337)	(7,632)	(4,052)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,286	(11,376)	(6,035)
CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349	16,973

CASH AND CASH EQUIVALENTS, end of period	$31,518	$16,973	$10,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$11,241	$3,125	$402
Income taxes	761	971	178
Assets acquired under capital lease	—	111	—
     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Predecessor		Successor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,915)	$38,554	$(1,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	3,919	(108)	—
Bad debt expense	619	356	(172)
Deferred financing cost amortization	2,279	1,172	1,217
Depreciation and amortization	1,993	558	1,221
Impairment of long-lived assets	—	—	—
Loss on sale of property and equipment	(1,003)	(38)	—
Non-cash compensation expense	388	632	(269)
Non-cash paid-in-kind interest added to term loan	—	—	909
Non-cash interest charge for embedded conversion option	—	—	521
Reorganization items	—	(45,983)	—
Equity in losses of investment	512	—	—
Deferred income tax expense	168	—	(96)
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	188	(1,474)	(4,849)
Inventories	(3,026)	(822)	(2,244)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,158	(4,123)	1,820
Prepaid expenses and other current assets	24	(2,704)	(1,034)
Other non-current assets	188	(3,836)	(1,478)
Accounts payable and accrued expenses	(1,106)	9,319	4,181
Billings in excess of costs and estimated earnings on uncompleted contracts	704	4,435	50
Other current liabilities	1,389	—	—
Other non-current liabilities	(872)	3,391	151

Net cash used in continuing operations	(393)	(671)	(1,786)
Net cash used in discontinued operations	(627)	(134)	—

Net cash used in operating activities	(1,020)	(805)	(1,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	2,138	32	381
Investments in securities	—	—	(300)
Purchases of property and equipment	(1,373)	(87)	(410)
Changes in restricted cash	(10,006)	(72)	132

Net cash used in investing activities of continuing operations	(9,241)	(127)	(197)
Net cash provided by investing activities of discontinued operations	12,186	—	—

Net cash provided by (used in) investing activities	2,945	(127)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	53,000	—
Borrowings on Senior Convertible Notes	—	—	—
Repayments of debt	(2,360)	(50,009)	(9)
Payments for debt issuance costs	(431)	(2,094)	—
Payments for reorganization items including debt restructure costs	—	(1,126)	(4,043)
Proceeds from issuance of stock under employee stock purchase plan	—	—	—
Proceeds from exercise of stock options	—	—	—

Net cash used in financing activities of continuing operations	(2,791)	(229)	(4,052)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Net cash used in financing activities	(2,791)	(229)	(4,052)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(866)	(1,161)	(6,035)
CASH AND CASH EQUIVALENTS, beginning of period	32,384	18,134	16,973

CASH AND CASH EQUIVALENTS, end of period	$31,518	$16,973	$10,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$1,430	$196	$402
Income taxes	146	5	178
     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
1. OVERVIEW
     Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.
Voluntary Reorganization Under Chapter 11
     On February 14, 2006 (the “Commencement Date”), the Company and all of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The Bankruptcy Court jointly administered these cases as “In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11”. On April 26, 2006 (the “Confirmation Date”), the Bankruptcy Court entered an order approving and confirming the plan of reorganization (the “Plan”). The Plan was filed as Exhibit 2.1 to the Company’s current report on Form 8-K, filed on April 28, 2006. Capitalized terms used in this section but not defined herein shall have the meaning set forth in the Plan. The Debtors operated their businesses and managed their properties as debtors-in-possession in accordance with the Bankruptcy Code from the Commencement Date through May 12, 2006 (the “Exit Date”).
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Interim Financial Statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States including Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and Article 10 of Regulation S-X in accordance with interim SEC rules. They do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, filed with the Securities and Exchange Commission.
     SOP 90-7 requires the Company to, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) assess the applicability of “fresh-start” accounting upon emergence from bankruptcy (see Note 2). During the reorganization, the Company’s only liabilities that were subject to compromise include 1) the $173 million 9 3/8% senior subordinated notes due 2009 and the related accrued interest, 2) the $50 million 6.5% senior convertible notes due 2014 and related accrued interest and 3) certain facility lease agreements. In addition, the Company discontinued accruing interest on the senior subordinated notes as of the Commencement Date.
     In accordance with SOP 90-7, the Company adopted fresh-start accounting as of April 30, 2006. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the Financial Statements and the notes thereto refer to the Company on and after May 1, 2006. References to “Predecessor” in the Financial Statements and notes thereto refer to the Company through April 30, 2006 including the impact of Plan provisions and the adoption of fresh-start reporting. As a result of implementing fresh-start accounting, the consolidated interim financial statements for the Successor are not comparable to the consolidated interim financial statements of the Predecessor. For further information on fresh-start accounting see Note 2.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Actual operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
Going Concern and Liquidity
     The Company’s independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on the consolidated financial statements for the fiscal year ended September 30, 2005 included in the Company’s Annual Report on Form 10-K as a result of its operating losses during fiscal 2005 and the non-compliance with certain debt covenants subsequent to September 30, 2005. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     The Company emerged from bankruptcy on May 12, 2006. Subsequent to the Exit Date, the Company has evaluated its ability to generate sufficient cash flow and profitability from operations. It believes that, barring any unexpected event that would materially and adversely affect its financial condition, the Company’s cash on hand and available borrowings under the $80 million revolving credit facility (the “Credit Facility”) will be sufficient to fund debt service requirements, working capital and capital expenditures through at least the next twelve months. For a more detailed discussion of the Credit Facility see Note 5. The Company cannot make any assurances, however, that it will be able to generate sufficient cash flow from operations in amounts sufficient to pay indebtedness and fund other liquidity needs.
The Plan of Reorganization
     The Plan was approved by the Bankruptcy Court on the Confirmation Date. Pursuant to the Plan:
(i)	The holders of the senior subordinated notes received on the Exit Date, in exchange for their total claims (including principal and interest), 82% of the fully diluted new common stock representing 12,631,421 million shares, before giving effect to options to be issued under a new employee and director stock option plan (the “2006 Equity Incentive Plan”) which could be up to 10% of the fully diluted shares of new IES common stock outstanding as of the effective date of the Plan.

(ii)	The holders of the Company’s old common stock received 15% of the fully diluted new common stock representing 2,310,614 million shares, before giving effect to the 2006 Equity Incentive Plan.

(iii)	Certain members of management received restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 Equity Incentive Plan. The restricted shares of new common stock vest over approximately a three year period.

(iv)	The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan (the “Term Loan”). See Note 5.

(v)	All other allowed claims were either paid in full in cash or reinstated.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     For a description of these policies, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
     As a result of the Chapter 11 bankruptcy proceedings, the Company prepared its financial statements in accordance with SOP 90-7 from the Commencement Date through April 30, 2006, the date of adoption of fresh-start reporting. SOP 90-7 requires the Company to, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) assess the applicability of fresh-start accounting upon emergence from bankruptcy.
NEW ACCOUNTING PRONOUNCEMENTS
     In accordance with SOP 90-7, the Company is required to adopt all new accounting pronouncements upon emergence from bankruptcy, if issued prior to and have effective dates within one year of the date of adoption of fresh-start reporting. The Company adopted fresh-start reporting on April 30, 2006.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN47”). FIN47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company was required to adopt FIN47 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of FIN47 had no impact on the Company’s consolidated financial statements.
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a “restatement”. The Company was required to adopt SFAS 154 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of SFAS 154 had no impact on the Company’s consolidated financial statements.
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS

133”) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company accounted for the Senior Convertible Notes, which were canceled upon emergence from bankruptcy, under SFAS 133. Upon emergence from bankruptcy, the Company did not have any derivative instruments or hedging activities that would be affected by either SFAS 133 or SFAS 155. The Company was required to adopt SFAS 155 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of SFAS 155 had no impact on the Company’s consolidated financial statements.
     In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”) effective for fiscal years beginning after September 15, 2006. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Company was required to adopt SFAS 156 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of SFAS 156 had no impact on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact, if any, this would have on its financial results for the fiscal year beginning October 1, 2007.
REVENUE RECOGNITION
     As of June 30, 2005 and 2006, costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for certain significant gross claims totaling approximately $3.8 million and $4.0 million, respectively. In addition, accounts receivable as of June 30, 2005 and 2006 related to these claims is approximately $2.2 million and $1.0 million, respectively. Included in the claims amount at June 30, 2006 is approximately $2.5 million, net of allowances, related to a single contract at one of our subsidiaries. This claim relates to a dispute with the customer over defects in the customer’s design specifications. The Company does not believe that it was required to remediate defects in the customer’s design specifications. Nevertheless, the Company did remediate the design defects and now seeks to recover those additional costs among other items. Some or all of the costs, if any, may not be recoverable.
USE OF ESTIMATES AND ASSUMPTIONS
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in the Company’s revenue recognition of construction in progress, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments for fresh-start accounting, allowance for doubtful accounts receivable, assumptions regarding estimated costs to exit certain business units, realizability of deferred tax assets and self-insured claims liabilities and adjustments for fresh-start accounting.
SEASONALITY AND QUARTERLY FLUCTUATIONS
     The results of the Company’s operations, primarily from residential construction, are seasonal, dependent upon weather trends, with higher revenues typically generated during the spring and summer and lower revenues during the fall and winter. The commercial and industrial aspect of the Company’s business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. The Company’s service business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. The Company’s volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by gross margins for both bid and negotiated projects, the timing of new construction projects and any acquisitions. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Predecessor’s consolidated financial statements as of and for the one and seven months ended April 30, 2006 and the Successor consolidated financial statements reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the one and seven months ended April 30, 2006 was $0.7 million and $1.2 million, respectively, before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 6). Included in stock-based compensation for the one and seven months ended April 30, 2006 is $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the Plan. These restricted shares would have otherwise not vested until January 2007. Stock-based compensation for the two months ended June 30, 2006 was $0.5 million before tax. There was no stock-based compensation expense related to employee stock options recognized during the three and nine months ended June 30, 2005. Additionally, the Company recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 9).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense related to stock options from the accelerated multiple-option approach to the straight-line single option method. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Furthermore, under the modified prospective transition method, SFAS 123(R) requires that compensation costs recognized prior to adoption be reversed to the extent of estimated forfeitures and recorded as a cumulative effect of a change in accounting principle. The effect of this reversal was immaterial.
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
Predecessor — Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006
     The following table illustrates the effect on net income and earnings per share assuming the compensation costs for the Predecessor’s stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for the three and nine months ended June 30, 2005 (in thousands, except for per share data):

	Predecessor
	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(13,915)	$(44,749)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	413	1,042
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	608	1,446

Pro forma net loss for SFAS No. 123	$(14,110)	$(45,153)

Earnings (loss) per share:
Basic — as reported	$(0.91)	$(2.92)
Basic — pro forma for SFAS No. 123	$(0.92)	$(2.95)

Earnings (loss) per share:
Diluted — as reported	$(0.91)	$(2.92)
Diluted — pro forma for SFAS No. 123	$(0.92)	$(2.95)
2. FRESH-START REPORTING
     The Company implemented fresh-start accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on April 30, 2006. Fresh-start accounting required the Company to re-value its assets and liabilities based upon their estimated fair values. Adopting fresh-start accounting has resulted in material adjustments to the carrying amount of its assets and liabilities. The Company engaged an independent expert to assist the Company in computing the fair market value of its assets and liabilities. The fair values of the assets as determined for fresh-start reporting were based on estimates of anticipated future cash flows as generated from each market and applying business valuation techniques. Liabilities existing on April 30, 2006 are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result of implementing fresh-start accounting, the consolidated financial statements for the Successor are not comparable to its consolidated financial statements for the Predecessor.
     As confirmed by the Bankruptcy Court, the estimated reorganization value of the Company was determined to be approximately $213.5 million. As outlined in the table below, this reorganization value was allocated to IES’ assets and liabilities. The Company’s assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In addition, IES’ accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (see Note 1). These fresh-start adjustments resulted in a charge of $0.1 million. The restructuring of the Company’s capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. The loss for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Reorganization Items” (see Note 3) in the unaudited consolidated statement of operations.
     The allocation of the reorganization value to individual assets and liabilities may change based upon completion of the valuation process and as additional information becomes available, which may result in differences to the fresh-start adjustments presented in these financial statements.
     The following unaudited fresh-start balance sheet illustrates the financial effects as of April 30, 2006, the date of 1) the implementation of the Plan and 2) the adoption of fresh-start reporting. The fresh-start balance sheet reflects the effects of the consummation of the transactions contemplated in the Plan including the refinancing of the convertible notes and the exchange of the senior subordinated notes for the common stock of the Successor (see Note 1).

				Fresh-start
	Predecessor	Plan Effects		Adjustments		Successor
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,101	872	(a)	—		$16,973
Restricted cash	20,132	(20,132	)(b)	—		—
Accounts receivable:
Trade, net of allowance of $4,718	167,062	—		—		167,062
Retainage	39,624	—		—		39,624
Costs and estimated earnings in excess of billings on uncompleted contracts	26,570	—		—		26,570
Inventories	24,401	—		—		24,401
Prepaid expenses and other current assets	29,541	—		658	(l)	30,199
Assets held for sale associated with discontinued operations	—	—		—		—

Total current assets	323,431	(19,260)		658		304,829
PROPERTY AND EQUIPMENT, net	21,320	—		8,530	(l)	29,850
GOODWILL	24,343	—		(9,473	)(n)	14,870
OTHER NON-CURRENT ASSETS	7,045	21,503	(b)(c)	8,096	(l)	36,644

Total assets	$376,139	$2,243		$7,811		$386,193

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current maturities of long-term debt	$25	—		—		$25
Accounts payable and accrued expenses (including $10,639 in accrued interest subject to compromise)	125,403	(7,259	)(d)	4,427	(l)	122,571
Billings in excess of costs and estimated earnings on uncompleted contracts	30,833	—		—		30,833
Liabilities related to assets held for sale associated with discontinued operations	—	—		—		—
Senior convertible notes, net (subject to compromise)	50,000	(50,000	)(e)	—		—
Senior subordinated notes, net (subject to compromise)	172,885	(172,885	)(f)	—		—

Total current liabilities	379,146	(230,144)		4,427		153,429

LONG-TERM DEBT, net of current maturities	133	—		—		133
TERM LOAN	—	53,000	(g)	—		53,000
OTHER NON-CURRENT LIABILITIES	15,771	—		3,518	(l)	19,289

Total liabilities	395,050	(177,144)		7,945		225,851

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—		—		—
Predecessor common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 shares issued	390	(390	)(h)	—		—
Predecessor restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	(26	)(h)	—		—
Successor common stock, $0.01 par value 100,000,000 shares authorized and 15,326,885 shares issued and outstanding	—	153	(f)(h)	—		153
Treasury stock, at cost, 2,416,377 shares	(10,930)	10,930	(i)	—		—
Additional paid-in capital	428,869	124,880	(j)	(393,560	)(m)	160,189
Retained deficit	(437,266)	43,840	(k)	393,426	(m)	—

Total stockholders’ equity (deficit)	(18,911)	179,387		(134)		160,342

Total liabilities and stockholders’ equity (deficit)	$376,139	$2,243		$7,811		$386,193

(a)	Reflects the net remaining proceeds from the Term Loan borrowings, less financing costs and the repayment of principal and accrued interest on the senior convertible notes (see Note 5).

(b)	Reflects the reclass of restricted cash collateral to other non-currents assets in accordance with the provisions of the Credit Facility.

(c)	Reflects the net increase in deferred financing costs related to the Term Loan and Credit Facility.

(d)	Reflects the payment of accrued interest on the senior convertible notes and the extinguishment of accrued interest on the senior subordinated notes, net of the accrual of success fees payable as a result of the Plan confirmation.

(e)	Reflects repayment of the senior convertible notes.

(f)	Reflects extinguishment of the senior subordinated notes in exchange for common stock of the Successor.

(g)	Reflects advances under the Term Loan (see Note 5).

(h)	Reflects cancellation of Predecessor common stock in exchange for common stock of the Successor.

(i)	Reflects the cancellation of treasury stock.

(j)	Reflects the impact to paid in capital resulting from the issuance of new common stock to the senior subordinated noteholders and holders of Predecessor common stock, new restricted common stock issued to management, and the cancellation of Predecessor common stock (including treasury stock).

(k)	Reflects the gain on extinguishment of debt of $46.1 million, net of the accrual of success fees payable as a result of the Plan confirmation.

(l)	Reflects changes to carrying values of assets and liabilities to reflect estimated fair values.

(m)	Reflects the revaluation loss and the elimination of the retained deficit.

(n)	Reflects goodwill equal to the excess of reorganization equity value over the estimated fair value of identifiable net assets.
Impact of Fresh Start Accounting on Depreciation and Amortization
     Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. We expect that this adjustment will result in an increase of our depreciation expense by $0.7 million during the three months ended September 30, 2006, $2.9 million during fiscal 2007, $1.7 million during fiscal 2008, and a total of $0.8 million thereafter.
     Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve will be amortized as income over the remaining terms of the contracts. We expect to recognize income of $1.4 million during the three months ended September 30, 2006, and $2.1 million during fiscal 2007 as a result.
     We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 8 to the Consolidated Financial Statements). These assets will be amortized over their expected useful lives. As a result, we expect to record amortization expense of $0.5 million during the three months ended September 30, 2006, $1.8 million in fiscal 2007, $1.2 million in fiscal 2008, and a total of $2.2 million thereafter.
     These estimates are preliminary and subject to change based upon completion of the fair valuation process, as additional information becomes available, and may result in changes to the future expected amortization described above.
Impact of Reorganization on Income Taxes
     The restructuring of the Company’s capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. This gain will be excluded from taxable income for the tax year ending September 30, 2006 and result in a $46.1 million reduction to our net operating losses or, upon election, to the tax basis of certain assets pursuant to Internal Revenue Code Section 108. Accordingly, we have reduced our deferred tax assets by $16.5 million with an equal and offsetting reduction to the valuation allowance. Therefore, since the gain reduces deferred tax assets which are fully reserved by valuation allowances, there is no income tax expense related to the gain.
3. REORGANIZATION ITEMS
     Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. The following table summarizes the components included in reorganization items on the consolidated statements of operations for the one and seven months ended April 30, 2006 (Predecessor) and two months ended June 30, 2006 (Successor) (in thousands):

	Predecessor		Successor
	One Month Ended	Seven Months Ended	Two Months Ended
	April 30, 2006	April 30, 2006	June 30, 2006
Gain on debt-for-equity exchange (1)	$(46,117)	$(46,117)	$—
Fresh-start adjustments (2)	134	134	—
Professional fees and other costs (3)	5,448	13,598	436
Lease rejection costs (4)	945	945	—
Unamortized debt discounts and other costs (5)	—	539	—
Embedded derivative liabilities (6)	—	(1,482)	—
Unamortized debt issuance costs (7)	—	4,903	—

Total reorganization items	$(39,590)	$(27,480)	$436

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the Plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services.

(4)	Claims arising from rejection of executory lease contracts during the bankruptcy proceedings.

(5)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(6)	Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(7)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.
4. BUSINESS DIVESTITURES
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
     In December 2005, the Company completed its previously announced divestiture program. Since its start in October 2004, the Company sold 14 units, primarily operating in the commercial and industrial markets, for total consideration to date of $61.2 million and closed two units. These 16 units had combined net revenues of $154.1 million and an operating loss of $12.9 million in fiscal 2005.
     During the nine months ended June 30, 2005, the Company completed the sale of eleven business units as part of the plan described above. During the quarter ended December 31, 2005, the Company completed the sale of the last business unit under the plan described above. During the nine months ended June 30, 2005, these sales generated a pre-tax loss of $(0.7) million and have been recognized as discontinued operations in the respective consolidated statements of operations.
     During the seven months ended April 30, 2006, the sale generated a pre-tax gain of $0.7 million which has been recognized as discontinued operations in the respective consolidated statement of operations. There was no additional activity related to discontinued operations for the two months ended June 30, 2006.
     All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three and nine months ended June 30, 2005 was $0.4 million and $0.9 million, respectively. There was no depreciation expense for the one and seven months ended April 30, 2006 or for the two months ended June 30, 2006. Summarized financial data for discontinued operations are outlined below:

	Predecessor June 30, 2005		Predecessor April 30, 2006
	Three Months Ended	Nine Months Ended	One Month Ended	Seven Months Ended
Revenues	$33,746	$134,948	$—	$5,464
Gross profit	3,468	11,187	—	273
Pretax income (loss)	(3,916)	(14,430)	242	753

Balance as of
September 30, 2005
Accounts receivable, net	$8,456
Inventory	464
Costs and estimated earnings in excess of billings on uncompleted contracts	900
Other current assets	3,421
Property and equipment, net	768
Other noncurrent assets	8

Total assets	$14,017

Accounts payable and accrued liabilities	$3,411
Billings in excess of costs and estimated earnings on uncompleted contracts	1,414

Total liabilities	4,825

Net assets	$9,192

Goodwill Impairment Associated with Discontinued Operations
     During the three and nine months ended June 30, 2005, the Company recorded a goodwill impairment charge of $4.3 million and $12.9 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter ended June 30, 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was no goodwill impairment during the one and seven months ended April 30, 2006 or the two months ended June 30, 2006 related to discontinued operations.
Impairment Associated with Discontinued Operations
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three and nine months ended June 30, 2005, the Company recorded an impairment charge of $0.5 million and $1.5 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 7). There was no impairment charge for long-lived assets during the one and seven months ended April 30, 2006 or the two months ended June 30, 2006 related to discontinued operations.
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
     As a result of inherent uncertainty in the Exit Plan and in monetizing approximately $30.6 million in net working capital related to these subsidiaries, the Company could experience potential losses to its working capital. These losses could range from $8.1 million to $10.0 million. At June 30, 2006, the Company has recorded adequate reserves to reflect the estimated net realizable value of the working capital; however, subsequent events such as loss of personnel or specific customer knowledge, may impact the ability to collect. During the seven months ended April 30, 2006, the Company incurred approximately $4.8 million of costs related to the Exit Plan consisting of $1.6 million in direct and indirect labor, $0.5 million in severance or retention costs and paid time off, $0.1 million in moving and other costs, and $2.6 million in allowances related to accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts. During the two months ended June 30, 2006, the Company incurred $1.0 million of incremental costs related to the Exit Plan consisting of $0.1 million in direct and indirect labor, $0.8 million in severance and retention costs and $0.1 million in allowances to inventory. These costs are included in income (loss) from continuing operations.
     In its assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006 the Company increased its general allowance for doubtful accounts based on considering various factors including the fact that these businesses were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from the Company’s normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables based on historical write-offs. The Company believes this approach is reasonable and prudent given the circumstances.
     The Exit Plan is expected to be substantially completed by September 30, 2006. During the execution of the Exit Plan, the Company expects to continue to pay its vendors and suppliers in the ordinary course of business and to complete projects that are currently in progress.
     Revenue for these subsidiaries totaled $196.8 million for fiscal year 2005, representing 18% of the Company’s total revenues for fiscal 2005. Revenue for these subsidiaries totaled $49.8 million and $163.6 million for the three and nine months ended June 30, 2005, respectively. Revenue for these subsidiaries was $6.6 million and $56.8 million for the one and seven months ended April 30, 2006 respectively. Revenues for these subsidiaries were $8.0 million for the two months ended June 30, 2006.
     Operating losses for these subsidiaries totaled $23.7 million for fiscal 2005. Operating losses for these subsidiaries totaled $2.4 million and $11.0 million for the three and nine months ended June 30, 2005, respectively. Operating losses for these subsidiaries were $1.5 million and $15.0 million for the one and seven months ended April 30, 2006, respectively. Operating losses for these subsidiaries were $3.0 million for the two months ended June 30, 2006.

5. DEBT
     Pre-Petition Credit Facility
     On August 1, 2005, the Company entered into a three-year $80 million asset-based revolving credit facility (the “Pre-Petition Credit Facility”) with Bank of America, N.A., as administrative agent (“BofA”). The Pre-Petition Credit Facility replaced the Company’s existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005.
     The Pre-Petition Credit Facility allowed the Company to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the Pre-Petition Credit Facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80 million.
     The Company amended the Pre-Petition Credit Facility several times between August 2005 and February 2006 prior to filing for Chapter 11 bankruptcy. The Pre-Petition Credit Facility was replaced by the DIP Credit Facility (as defined below) on February 14, 2006.
     Senior Convertible Notes (subject to compromise)
     The Company had outstanding $50.0 million in aggregate principal amount of Senior Convertible Notes. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes required payment of interest semi-annually in arrears at an annual rate of 6.5%, had a stated maturity of November 1, 2014, constituted senior unsecured obligations, were guaranteed on a senior unsecured basis by the Company’s significant domestic subsidiaries, and were convertible at the option of the holder under certain circumstances into shares of the Company’s common stock at an initial conversion price of $3.25 per share (on a pre reverse split basis), subject to adjustment.
     The Senior Convertible Notes were a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives included a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) provides, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments were marked-to-market each reporting period.
     In accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, (“SOP 90.7”) the Senior Convertible Notes were an allowable claim per the court order dated March 17, 2006. As a result, the Company wrote off unamortized deferred financing costs of $2.7 million, derivative liabilities of $1.5 million and net discounts of $0.7 million to reorganization items on the “Consolidated Statements of Operations” for a net pre-tax impact of $1.9 million during the three months ended March 31, 2006.
     On the Exit Date, the Senior Convertible Notes were repaid in full plus the related accrued interest for an amount totaling $51.9 million in accordance with the Plan from the proceeds of the Term Loan.
     Senior Subordinated Notes (subject to compromise)
     The Company had outstanding an aggregate of $172.9 million in senior subordinated notes. On the Exit Date, in accordance with the Plan, the note holders exchanged the principal amount of the Senior Subordinated Notes plus accrued interest of $8.8 million for 82% of the fully diluted shares of the Successor before giving effect to the 2006 Equity Incentive Plan. The notes bore interest at 9 3/8% paid in arrears on February 1 and August 1 of each year. The notes were unsecured senior subordinated obligations and were subordinated to all other existing and future senior indebtedness. The Company discontinued accruing the contractual interest on the senior subordinated notes on the Commencement Date. Contractual interest through April 30, 2006 would have been $14.9 million.
     In accordance with SOP 90-7, the Senior Subordinated Notes were an allowable claim per the Court Order dated March 17, 2006. As a result, the Company wrote off unamortized deferred financing costs of $2.2 million, net discount of $1.5 million, and the unamortized gain on the terminated interest rate swaps, previously disclosed, of $1.7 million to reorganization items on the “Consolidated Statements of Operations” for a net pre-tax impact of $2.0 million during the three months ended March 31, 2006.
     Debtor-in-Possession Financing
     On February 14, 2006, in connection with the Chapter 11 Cases, the Company entered into the debtor-in-possession loan and security agreement (the “DIP Credit Facility”) with BofA and certain other lenders (the “DIP Lenders”). The DIP Credit Facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.
     The DIP Credit Facility provided for an aggregate financing of $80 million during the Chapter 11 case, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the Pre-Petition Credit

Facility constituted obligations and liabilities under the DIP Credit Facility. Accordingly, the Company wrote off approximately $3.8 million in unamortized deferred financing costs related to the Pre-Petition Credit Facility during the quarter ended March 31, 2006.
     The Company utilized the DIP Credit Facility to issue letters of credit for (1) certain of the Company’s insurance programs; (2) its surety programs; and (3) certain jobs.
     On the Exit Date, in accordance with the Plan, the DIP Credit Facility was replaced by the Credit Facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense and are reflected in the statements of operations for the one and seven months ended April 30, 2006. Amortization during the one and seven months ended April 30, 2006 was $0.5 million and $0.5 million, respectively.
     Revolving Credit Facility
     On the Exit Date, the Company entered into a revolving credit facility (the “Credit Facility”) with BofA and certain other lenders. The Credit Facility provides access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the DIP Credit Facility and to provide letters of credit and financing subsequent to confirmation of the Plan.
     Loans under the Credit Facility will bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the revolving credit agreement. In addition, the Company will be charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375% depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (3) certain other fees and charges as specified in the revolving credit agreement.
     The Credit Facility will mature on May 12, 2008. The Credit Facility is secured by first priority liens on substantially all of the Company’s existing and future acquired assets, exclusive of collateral provided to sureties. The Credit Facility is guaranteed by the Company’s subsidiaries and contains customary affirmative, negative and financial covenants binding on the Company as described below.
     The financial covenants require the Company to:
•	Maintain a minimum cumulative earnings before interest, taxes, depreciation, amortization and restructuring expenses beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain a minimum cumulative earnings before interest and taxes at the shutdown subsidiaries beginning with the period ended May 31, 2006.

•	Maintain a minimum level of net working capital beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Convert a minimum of net working capital existing as of March 31, 2006 in the shutdown subsidiaries, to cash on a cumulative basis beginning with the period ended May 31, 2006, through the period ending March 31, 2007.

•	Not permit its earnings before interest and taxes at its commercial units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Not permit its earnings before interest and taxes at its residential units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain a maximum leverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Not allow its cumulative capital expenditure to exceed the amounts specified in the agreement beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain cash collateral in a cash collateral account of at least $20.0 million (which is included in other non-currents on the consolidated balance sheet at June 30, 2006).
     Term Loan
     On the Exit Date, the Company entered into a $53 million senior secured term loan (the “Term Loan”) with Eton Park Fund L.P. and an affiliate and Flagg Street Partners LP and affiliates for the purpose of refinancing the Senior Convertible Notes.
     The Term Loan bears interest at 10.75% per annum, subject to adjustment as set forth in the loan agreement. Interest is payable in cash, in arrears, quarterly, provided that, in the sole discretion of the Company, until the third anniversary of the closing date, the Company shall have the option to direct that interest be paid by capitalizing such interest as additional loans under the Term Loan. The Company has elected this option and accordingly, $0.9 million of accrued interest was capitalized as additional loans at June 30, 2006. Subject to the term lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the Term Loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The Term Loan contemplates customary affirmative, negative and financial covenants binding on the Company, including, without limitation, a limitation on indebtedness of $90 million under the Credit Facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the Term Loan includes provisions for optional and mandatory prepayments on the conditions set forth in the term loan agreement. The Term Loan will be secured by substantially the same collateral as the Credit Facility, and will be second in priority to the liens securing the Credit Facility. The adjusted interest rate on the Term Loan for the period May 12, 2006 through June 30, 2006 was 12.6% as a result of the Company’s performance during the quarter ended March 31, 2006.

     The Term Loan has many of the same financial covenants as the Credit Facility beginning on October 1, 2007. In addition, the Term Loan prohibits the EBITDA minus Capex Level (as defined) to be less than negative $20 million for any fiscal quarter or on a cumulative basis at each quarter end beginning January 1, 2006 and ending December 31, 2006.
     Debt consists of the following (in thousands):

	Predecessor	Successor
	September 30, 2005	June 30, 2006
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 12.6% at June 30, 2006, subject to further adjustment	$—	$53,909
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375%	62,885	—
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375%	110,000	—
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5%	50,000	—
Other	59	149

Total debt	222,944	54,058
Less—Short-term debt and current maturities of long-term debt	(32)	(24)
Less—Senior Convertible Notes	(50,000)	—
Less—Senior Subordinated Notes	(172,885)	—

Total long-term debt	$27	$54,034

6. EARNINGS PER SHARE
     In conjunction with the Plan, effective May 12, 2006 the Company’s common stock underwent a reverse split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. In accordance with FASB Statement No. 128, “Earnings per Share”, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect that change in capital structure.
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the nine and three months ended June 30, 2005, the one and seven months ended April 30, 2006 (Predecessor), and the two months ended June 30, 2006 (Successor). (in thousands, except share data):

	Predecessor		Successor
	Nine Months	Seven Months	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(44,749)	$7,788	$(1,714)

Denominator:
Weighted average shares outstanding—basic	15,328,124	15,328,124	15,328,124
Effect of dilutive stock options	—	—	—

Weighted average shares outstanding—diluted	15,328,124	15,328,124	15,328,124

Earnings (loss) per share:
Basic	$(2.92)	$0.51	$(0.11)
Diluted	$(2.92)	$0.51	$(0.11)

	Predecessor		Successor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(13,915)	$38,554	$(1,714)

Denominator:
Weighted average shares outstanding—basic	15,328,124	15,328,124	15,328,124
Effect of dilutive stock options	—	—	—

Weighted average shares outstanding—diluted	15,328,124	15,328,124	15,328,124

Earnings (loss) per share:
Basic	$(0.91)	$2.52	$(0.11)
Diluted	$(0.91)	$2.52	$(0.11)
     There were 51,471 stock options outstanding for the two months ended June 30, 2006. These stock options were excluded from the computation of diluted earnings (loss) per share because the options exercise prices were greater than the applicable market price of the Company’s common stock.

7. OPERATING SEGMENTS
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
     As a result of implementing fresh-start accounting (see Note 2), the segment information for the Successor is not comparable to the segment information for the Predecessor. Segment information for continuing operations for all Predecessor and Successor periods presented is as follows (in thousands):

	Nine Months Ended
Predecessor	June 30, 2005
	Commercial and
	Industrial	Residential	Corporate	Total
Revenues	$578,598	$226,454	$—	$805,052
Cost of services	526,702	178,300	—	705,002

Gross profit	51,896	48,154	—	100,050
Selling, general and administrative	51,668	30,421	25,046	107,135

Income (loss) from operations	$228	$17,733	$(25,046)	$(7,085)

Other data:
Depreciation and amortization expense	$5,060	$854	$1,730	$7,644
Capital expenditures	920	1,047	1,096	3,063
Total assets	284,527	95,814	95,446	475,787

	Seven Months Ended
Predecessor	April 30, 2006
	Commercial and
	Industrial	Residential	Corporate	Total
Revenues	$370,690	$215,454	$—	$586,144
Cost of services	335,531	175,344	—	510,875

Gross profit	35,159	40,110	—	75,269
Selling, general and administrative	36,933	24,316	18,478	79,727

Income (loss) from operations	$(1,774)	$15,794	$(18,478)	$(4,458)

Other data:
Depreciation and amortization expense	$2,368	$647	$1,418	$4,433
Capital expenditures	911	392	409	1,712
Total assets	207,719	89,515	88,958	386,192

	Two Months Ended
Successor	June 30, 2006
	Commercial and
	Industrial	Residential	Corporate	Total
Revenues	$107,082	$70,405	$—	$177,487
Cost of services	95,315	59,434	—	154,749

Gross profit	11,767	10,971	—	22,738
Selling, general and administrative	9,714	7,251	5,857	22,822

Income (loss) from operations	$2,053	$3,720	$(5,857)	$(84)

Other data:
Depreciation and amortization expense	$40	$506	$675	$1,221
Capital expenditures	176	114	120	410
Total assets	204,035	101,485	79,649	385,169

	Three Months Ended
Predecessor	June 30, 2005
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$185,478	$85,251	$—	$270,729
Cost of services	168,592	66,531	—	235,123

Gross profit	16,886	18,720	—	35,606
Selling, general and administrative	16,996	10,734	9,481	37,211

Income (loss) from operations	$(110)	$7,986	$(9,481)	$(1,605)

Other data:
Depreciation and amortization expense	$1,215	$330	$448	$1,993
Capital expenditures	328	474	571	1,373
Total assets	284,527	95,814	95,446	475,787

	One Month Ended
Predecessor	April 30, 2006
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$49,248	$32,640	$—	$81,888
Cost of services	44,331	26,531	—	70,862

Gross profit	4,917	6,109	—	11,026
Selling, general and administrative	4,437	3,520	2,875	10,832

Income (loss) from operations	$480	$2,589	$(2,875)	$194

Other data:
Depreciation and amortization expense	$258	$90	$210	$558
Capital expenditures	38	31	18	87
Total assets	207,719	89,515	88,958	386,192

	Two Months Ended
Successor	June 30, 2006
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$107,082	$70,405	$—	$177,487
Cost of services	95,315	59,434	—	154,749

Gross profit	11,767	10,971	—	22,738
Selling, general and administrative	9,714	7,251	5,857	22,822

Income (loss) from operations	$2,053	$3,720	$(5,857)	$(84)

Other data:
Depreciation and amortization expense	$40	$506	$675	$1,221
Capital expenditures	176	114	120	410
Total assets	204,035	101,485	79,649	385,169
     The Company does not have operations or long-lived assets in countries outside of the United States.

8. INTANGIBLE ASSETS
     In accordance with SOP 90-7, the Company adopted fresh-start reporting effective April 30, 2006. Fresh-start reporting requires that all assets, including identifiable intangible assets and liabilities be adjusted to their fair values as of the adoption date (see Note 2). As a result of the application of fresh-start reporting the Company identified certain intangible assets as of April 30, 2006. The Company used independent appraisal and valuation experts to assist with the identification and valuation of these intangible assets. The table below provides information about these intangible assets as of June 30, 2006.

	Successor
	As of June 30, 2006
	Gross Carrying	Accumulated	Estimated Useful
	Amount	Amortization	Life
Amortized Intangible Assets	(amounts in thousands)
Leasehold interests	$93	$4	4-55 months
Customer relationships	2,170	119	36-42 months
Contract backlog	658	114	10-12 months
Non-compete agreements	1,200	100	24 months
Tradenames	2,026	20	10-20 years

Total	$6,147	$357

Aggregate Amortization Expense:
For the two months ended June 30, 2006	$357

Estimated Amortization Expense:
Through September 30, 2006	$535
Fiscal year 2007	1,833
Fiscal year 2008	1,210
Fiscal year 2009	582
Fiscal year 2010	141
Thereafter	1,489

Unamortized Intangible Assets:
Goodwill	$14,783
9. 1999 INCENTIVE COMPENSATION PLAN
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
     In January 2005, the Company granted a restricted stock award of 365,564 shares under its 1999 Plan to certain employees. This award vests in equal installments on January 3, 2006 and 2007, provided the recipient is still employed by the Company. The market value of the stock on the date of grant for this award was $1.7 million, which is recognized as compensation expense over the related two year vesting period. On January 3, 2006, 147,141 restricted shares vested under this award, and on May 12, 2006, 134,531 restricted shares vested under this award. Through April 30, 2006, a total of 62,998 shares were forfeited under this grant.
     During the three and nine months ended June 30, 2005, the Company amortized $0.4 million and $0.6 million, respectively, to expense in connection with these awards. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), “Stock Based Payments” (SFAS 123(R)) (See Note 2). During the one and seven months ended April 30, 2006, the Company recognized $0.6 million and $1.2 million, respectively, in compensation expense related to these awards in accordance with the provisions of SFAS 123(R). On May 12, 2006, all outstanding stock options under the 1999 Incentive Compensation Plan were cancelled pursuant to the plan of reorganization and the 1999 Incentive Compensation Plan was terminated.
     The following table summarizes activity under the Company’s stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2005	3,326,085	$8.55

Options Granted	23,902	0.11
Exercised	(23,902)	(0.11)
Forfeited and Cancelled	(3,326,085)	(8.55)

Outstanding, April 30, 2006	—	$0.00

Options Granted	51,471	$44.36
Exercised	—	0.00
Forfeited and Cancelled	—	0.00

Outstanding, June 30, 2006	51,471	$44.36

     The table below summarizes options outstanding and exercisable at June 30, 2006:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	June 30, 2006	in Years	Exercise Price	June 30, 2006	Exercise Price
$34.50	29,412	1.9	$34.50	29,412	$34.50
$57.50	22,059	1.8	57.50	—	57.50

	51,471	1.9	$44.36	29,412	$44.36

     Options granted during the periods ended April 30, 2006 and June 30, 2006 had weighted average fair values per option of $0.31 and $5.81, respectively.
     Unexercised options expire on May 8, 2008.

10. 2006 EQUITY INCENTIVE PLAN
     In conjunction with the Company’s emergence from bankruptcy, a new stock incentive plan was created. The new incentive plan is known as the 2006 Equity Incentive Plan and was approved by the Bankruptcy Court. The 2006 Equity Incentive Plan will provide for awards in the form of stock options and restricted stock. Up to 10% of the number of fully diluted shares of new IES common stock as of the effective date of the plan of reorganization are available for issuance. Certain members of IES’ management received restricted stock totaling 384,850 shares in connection with the plan of reorganization. These restricted stock awards are governed by the 2006 Equity Incentive Plan, but do not impact the number of shares available for issuance under the plan in future periods. Under SFAS 123(R) the estimated fair value of the restricted stock on the date of grant, May 12, 2006, was $9.5 million. The Company has assumed a 15% forfeiture rate based on historical experience. The remaining fair value of $8.1 million is amortized to non-cash compensation expense over the vesting period. These grants vest 1/3 on January 1, 2007, 1/3 on January 1, 2008 and 1/3 on January 1, 2009. Between May 12, 2006 and June 30, 2006, $0.4 million was amortized in connection with these awards. On June 21, 2006 certain members of the Company’s Board of Directors were granted 8,400 shares of restricted stock which will vest on February 1, 2007. Under SFAS 123(R) these shares had an estimated fair value of $151,200 on the date of grant. The Company assumed no forfeitures for` this grant due to the relatively short vesting period. The Company will recognize the estimated fair value of these shares as compensation expense over the vesting period.
     Between May 12, 2006 and June 30, 2006, 51,471 options were issued to C. Byron Snyder in accordance with the terms of his employment agreement. On the date of grant, 29,412 options were immediately vested. The remaining 22,059 options are expected to vest in August 2006. In accordance SFAS 123(R) the Company expensed $0.1 million between May 12, 2006 and June 30, 2006. No other options were issued or outstanding at June 30, 2006.
11. EMPLOYEE STOCK PURCHASE PLAN
     The Company has an Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of the Company’s closing stock price at the beginning or end of the option period, as defined. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended. In the nine months ended June 30, 2005, 61,935 shares were issued under the ESPP. There were no shares issued under the ESPP for the seven months ended April 30, 2006 or the two months ended June 30, 2006. The Company suspended contributions to the Plan from the period January 1, 2005 through the present and may elect to continue to do so in the future.
12. COMMITMENTS AND CONTINGENCIES
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
     On December 21, 2005, the Court held a telephonic hearing relating to the motion to dismiss. On January 10, the Court issued a memorandum and order dismissing with prejudice all claims filed against the Defendants. Plaintiff in the securities class action filed its notice of appeal on February 2, 2006. On February 28, 2006 IES filed a suggestion of bankruptcy informing the Court that the action was automatically stayed because IES had filed for Chapter 11 bankruptcy. On March 20, 2006 Plaintiffs filed a partial opposition to IES’s suggestion of bankruptcy arguing that the action against non-bankrupt co-defendants was not stayed. On July 24, 2006 the United States Fifth Circuit Court of Appeals set the briefing scheduling for the appeal proceedings. Appellant’s brief is due on September 5, 2006. Appellee’s brief is due on October 5, 2006. Appellant’s reply brief is due on October 19, 2006, fourteen days after Appellee’s brief.
Radek v. Allen, et al., No. 2004-48577; in the 113th Judicial District Court, Harris County, Texas:
     On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and IES as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and making common law claims against the individual defendants for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On September 16, 2005, defendants filed special exceptions or, alternatively, a motion to stay the derivative action. On November 11, 2005, Plaintiff filed a response to defendants’ special exceptions and motion to stay. A hearing on defendants’ special exceptions and motion to stay took place on January 9, 2006. Following that hearing, the parties submitted supplemental briefings relating to the standard for finding director self-interest in a derivative case.
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
     A “Wells Notice” indicates that the Staff intends to recommend that the agency bring an enforcement action against the recipients for possible violations of federal securities laws. Recipients of “Wells Notices” have the opportunity to submit a statement setting forth their interests and position with respect to any proposed enforcement action. In the event the Staff makes a recommendation to the Securities and Exchange Commission, the statement will be forwarded to the Commission for consideration. An adverse outcome in this matter could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.
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
     Sanford alleges over $2.5 million in total damages; it is unclear how much of this amount Craggs will claim arises from FIE’s work. On April 27, 2006, the Company received notice that Craggs had filed suit against its surety, Federal Insurance Company. Craggs claims the surety performance bond is liable due to FIE’s alleged negligence. The Company will defend the case for the surety and indemnify them against any losses, and has filed a motion to dismiss the suit against the surety for failure to state a valid claim. Discovery is ongoing and the Company anticipates filing motions for summary judgment on the bulk of Craggs’ claims against FIE.
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
     Trial before the judge began January 19, 2006, and was completed January 25, 2006. In July 2006, after the bankruptcy stay was lifted, the trial judge entered judgment against Davis, awarding Plaintiffs $9.2 million. The parties will brief prejudgment interest by July 31, at which time the Court will determine that amount (estimated in the $2.0 to $3.0 million range). The verdict amount falls within the primary and excess policies covering this claim. The Company has instructed counsel to appeal.
Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152:
     On March 10, 2005, one of IES’ wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to-sue letter per her request. IES will vigorously contest any claim of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on the Company’s consolidated financial condition and cash flows.
Scott Watkins — Riviera Electric:
     There is a potential personal injury that, if filed, is expected to be covered by the Company’s general liability policy and subject to the Company’s deductible. On September 9, 2005, Watkins suffered burn injuries while working at a job location in Colorado. It is unclear what work he was performing, but investigation to date indicates he was working on the fire suppression system. After gaining access to the electrical panel, it appears Watkins used a crescent wrench for his work and during the work the crescent wrench crossed two live electrical contacts which caused an arc flash, resulting in burns to Mr. Watkins. It remains unknown how Watkins gained access to the electrical panel. No litigation has been filed and the investigation is still underway. Watkins counsel stated at a hearing before the bankruptcy judge that the litigation, although not filed yet, will seek damages that exceed $26.0 million.

     The Company and its subsidiaries are involved in these and various other legal proceedings that have and do arise in the ordinary course of business. While it is not possible to predict the outcome of any of these proceedings or other litigation or claims with certainty, it is possible that the results of those legal proceedings and claims may have a material adverse effect on a subsidiary or the consolidated entity. The Company is self-insured subject to large deductibles. Many claims against the Company’s insurance are in the form of litigation. At June 30, 2006, the Company had accrued $18.0 million for self insurance liabilities including $6.4 million for general liability coverage losses. For those legal proceedings not expected to be covered by insurance, the Company has accrued $0.4 million at June 30, 2006.
Other Commitments and Contingencies
     Some of the Company’s customers and vendors require the Company to post letters of credit as a means of guaranteeing performance under its contracts and ensuring payment by the Company to subcontractors and vendors. If the customer has reasonable cause to effect payment under a letter of credit, the Company would be required to reimburse its creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to its creditor, the Company may have a charge to earnings in that period. At June 30, 2006, $2.7 million of the Company’s outstanding letters of credit were to collateralize its customers and vendors.
     Some of the underwriters of the Company’s casualty insurance program require it to post letters of credit as collateral. This is common in the insurance industry. To date, the Company has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2006, $20.1 million of the Company’s outstanding letters of credit were to collateralize its insurance program.
     From time to time the Company may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which it expects to use in the ordinary course of business. These commitments are typically for terms less than one year and require the Company to buy minimum quantities of materials at specific intervals at a fixed price over the term.
     Many of the Company’s customers require it to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay its subcontractors and vendors. In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its sureties is such that it will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on the Company’s behalf. To date, the Company has not incurred significant expenses to indemnify its sureties for expenses they incurred on the Company’s behalf. As of June 30, 2006, the Company’s cost to complete projects covered by surety bonds was approximately $54.2 million, and the Company utilized a combination of cash, accumulated interest thereon and letters of credit totaling $43.4 million to collateralize the Company’s bonding program. At June 30, 2006, that collateral was comprised of $23.5 million in letters of credit and $19.9 million of cash and accumulated interest thereon.
     During the quarter ended June 30, 2006, one of the Company’s subsidiaries received approximately $2.5 million in backcharges from a customer, which the Company is disputing. The Company has done a preliminary evaluation of the merits of the backcharges and, as a result, recorded $1.1 million in charges to write off the remaining receivables and net costs in excess of billings on uncompleted contracts for these jobs. The remaining loss contingency associated with these backcharges is approximately $1.4 million for which the Company has not recorded any liability as the Company does not believe in the validity of the claims and believes payment is not probable. The Company recognizes that litigation may ensue. While the Company believes there is no merit to the customer’s claims, there can be no assurances that the Company will ultimately prevail in this dispute or any litigation that may be commenced.
     The Company has committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2006, the Company had invested $4.7 million under its commitment to EnerTech.
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
Gain Contingency
     The Company has incurred costs in the defense of its class action and derivative lawsuits as well as costs associated with the SEC investigation and the resultant Wells notices. The Company has expensed these costs as incurred. The Company believes that some of these costs may be reimbursable by the Company’s directors and officers’ insurance carriers; and the Company is in negotiations to determine what, if any, the reimbursement may be. As of June 30, 2006, no receivable for anticipated recovery from these carriers is recorded in the Company’s financial statements.

13. SUBSEQUENT EVENT
     On July 16, 2006, the Company entered into the Stock Purchase Agreement (the “Stock Purchase Agreement”) with Tontine Capital Overseas Master Fund, L.P. (“Tontine”). Tontine, together with its affiliates, owns approximately 33% of the Company’s outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of the Company’s Board of Directors. Pursuant to the Stock Purchase Agreement, on July 17, 2006 the Company issued 58,072 shares of its common stock (the “Common Stock”) to Tontine for a purchase price of $1,000,000 in cash. The purchase price per share was based on the closing price of the Company’s Common Stock quoted on the NASDAQ Stock Market on July 14, 2006. The proceeds of the sale will be used by the Company during the three months ended September 30, 2006 to invest $1,000,000 in Energy Photovoltaics, Inc. (“EPV”), a company in which the Company held, prior to this investment, and continues to hold a minority investment. The Common Stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company has previously accounted for its investment in EPV under the equity method of accounting and had recorded its pro-rata share of EPV’s losses such that the carrying amount of its investment prior to this new investment was zero. Additionally, the Company has a note receivable from EPV of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the investment of $1.0 million in EPV for EPV common stock, the Company converted its note receivable investment and its preferred stock investment into common stock of EPV. Following the Company’s new investment in EPV of $1.0 million, it will own 17.64% of EPV which can be further diluted to 15.81% assuming full exercise of all available stock options for grant and the exercise of all outstanding warrants. The Company will account for this investment using the cost method of accounting beginning July 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     The following should be read in conjunction with the response to Part I, Item 1 of this Report. Any capitalized terms used but not defined in this Item have the same meaning given to them in Part I, Item 1.
Voluntary Reorganization Under Chapter 11
     On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as “In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11”. On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization. The plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006. Capitalized terms used in this section but not defined herein shall have the meaning set for in the plan. We operated our businesses and managed our properties as debtors-in-possession in accordance with the bankruptcy code from February 14, 2006 through emergence from Chapter 11 on May 12, 2006.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States including Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and Article 10 of Regulation S-X in accordance with interim SEC rules. They do not include all of the information and footnotes required for complete financial statements, and therefore should be reviewed in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2005, filed with the Securities and Exchange Commission.
     SOP 90-7 requires that we, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) assess the applicability of “fresh-start” accounting rules upon emergence from bankruptcy (see Note 2). During the reorganization, our only liabilities that were subject to compromise were 1) the $173 million 9 3/8% senior subordinated notes due 2009 and the related accrued interest, 2) the $50 million 6.5% senior convertible notes due 2014 and related accrued interest and 3) certain facility lease agreements. In addition, we discontinued accruing interest on the senior subordinated notes as of the Commencement Date.
     In accordance with SOP 90-7, we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. For further information on fresh-start accounting, see Note 2.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Actual operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
     With the adoption of fresh-start accounting our financial information disclosed under the heading “Successor” for the period ended and as of June 30, 2006, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor” for the period ended and as of April 30, 2006 (the date we adopted fresh-start accounting) or for prior periods.
     The terms, “IES”, the “Company”, “we”, “our”, and “us”, when used with respect to the periods prior to our emergence from Chapter 11, are references to the Predecessor, and when used with respect to the period commencing after our emergence, are references to the Successor, as the case may be, unless otherwise indicated or the context otherwise requires.
     References to year-to-date 2006 financial information throughout this discussion combine the periods of October 1, 2005 to April 30, 2006 (Predecessor) with May 1, 2006 to June 30, 2006 (Successor). A reconciliation is provided to that effect. Management believes that providing this financial information is the most relevant and useful method for making comparisons to the three and nine months ended June 30, 2005.
Going Concern and Liquidity
     Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in their audit opinion on the consolidated financial statements for the fiscal year ended September 30, 2005 included on Form 10-K as a result of our operating losses during fiscal 2005 and our non-compliance with certain debt covenants subsequent to September 30, 2005. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     We emerged from bankruptcy on May 12, 2006. Subsequent to the emergence date, management has evaluated its ability to generate sufficient cash flow and profitability from operations. We believe that, barring any unexpected event that would materially and adversely affect our financial condition, our cash on hand and available borrowings under our $80 million revolving credit facility will be sufficient to fund debt service requirements, working capital and capital expenditures through the next twelve months. For a more detailed discussion of the revolving credit facility, see Note 5. Management cannot make any assurances, however, that it will be able to generate sufficient cash flow from operations in amounts sufficient to pay indebtedness and fund other liquidity needs.
The Plan of Reorganization
     The plan was approved by the Bankruptcy Court on the confirmation date, April 26, 2006. In accordance with the plan:
(i)	The holders of the senior subordinated notes received on the date we emerged from bankruptcy, in exchange for their total claims (including principal and interest), 82% of the fully diluted new common stock representing 12,631,421 shares, before giving effect to options to be issued under a new employee and director stock option plan which could be up to 10% of the fully diluted shares of new IES common stock outstanding as of the effective date of the plan.

(ii)	The holders of old common stock received 15% of the fully diluted new common stock representing 2,310,614 shares, before giving effect to the 2006 equity incentive plan.

(iii)	Certain members of management received restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 equity incentive plan. The restricted shares of new common stock vest over approximately a three year period.

(iv)	The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan (see Note 5).

(v)	All other allowed claims were either paid in full in cash or reinstated.
Reorganization Items
     Reorganization items refer to revenues, expenses (including professional fees), realized gains, losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. The following table summarizes the components included in reorganization items on the consolidated statements of operations for the one and seven months ended April 30, 2006 (Predecessor) and for the two months ended June 30, 2006 (Successor) (in thousands):

	Predecessor		Successor
	One Month Ended	Seven Months Ended	Two Months Ended
	April 30, 2006	April 30, 2006	June 30, 2006
Gain on debt-for-equity exchange (1)	$(46,117)	$(46,117)	$—
Fresh-start adjustments (2)	134	134	—
Professional fees and other costs (3)	5,448	13,598	436
Lease rejection costs (4)	945	945	—
Unamortized debt discounts and other costs (5)	—	539	—
Embedded derivative liabilities (6)	—	(1,482)	—
Unamortized debt issuance costs (7)	—	4,903	—

Total reorganization items	$(39,590)	$(27,480)	$436

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services.

(4)	Claims arising from rejection of executory lease contracts during the bankruptcy proceedings.

(5)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(6)	Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(7)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.
Delisting from the NYSE
     As previously disclosed, on December 15, 2005, in our Current Report on Form 8-K filed with the SEC, the NYSE suspended trading of our common stock and informed us of the NYSE’s intent to submit an application to the SEC to delist our common stock after completion of applicable procedures, including any appeal by us of the NYSE’s staff’s decision. We appealed the NYSE’s staff’s decision.
     On April 11, 2006, we received notification from the NYSE that the Committee met on April 5, 2006 to consider the appeal. The Committee affirmed the NYSE staff’s decision to suspend and delist the common stock. In addition, the Committee directed the NYSE staff to submit an application to the SEC to strike the common stock from listing in accordance with Section 12 of the Securities Exchange Act of 1934. On June 26, 2006, our listing on the NYSE was removed.
Listing on NASDAQ
     We submitted the initial application to list our new common stock on NASDAQ upon emerging from Chapter 11. IES’ new common stock was approved and was listed for quotation on NASDAQ upon emerging from bankruptcy. Our new common stock now trades on NASDAQ under the ticker symbol IESC.
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
     As a result of the exit plan, we expect to incur incremental costs in the estimated range of $5.9 million to $11.1 million, which include the following:
•	An estimated $2.3 million to $5.4 million for direct labor and material costs;

•	An estimated $1.3 million to $1.5 million for lease exit and other related costs; and

•	An estimated $2.3 million to $4.2 million for severance, retention and other employment-related costs.
     As a result of inherent uncertainty in the exit plan and in monetizing approximately $30.6 million in net working capital related to these subsidiaries, we could experience potential losses to our working capital. These losses could range from $8.1 million to $10.0 million. At June 30, 2006, we had recorded adequate reserves to reflect the estimated net realizable value of the working capital, however, subsequent events such as loss of personnel or specific customer knowledge, may impact the ability to collect. During the seven months ended April 30, 2006, we incurred approximately $4.8 million of costs related to the exit plan consisting of $1.6 million in direct and indirect labor, $0.5 million in severance or retention and paid time off costs, $0.1 million in moving and other costs, and $2.6 million in allowances related to accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts. During the two months ended June 30, 2006, we incurred $1.0 million of incremental costs related to the exit plan consisting of $0.1 million in direct and indirect labor costs, $0.8 million in severance and retention costs and $0.1 million in allowances against inventory. These costs are included in income (loss) from continuing operations.
     In our assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, we increased our general allowance for doubtful accounts based on considering various factors including the fact that these business were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables. We believe this approach is reasonable and prudent given the circumstances.
     The exit plan is expected to be substantially completed by September 30, 2006. During the execution of the exit plan, we expect to continue to pay our vendors and suppliers in the ordinary course of business and to complete projects that are currently in progress.
     Revenue for these subsidiaries totaled $196.8 million for fiscal year 2005, representing 18% of our total revenues for fiscal 2005. Revenue for these subsidiaries totaled $49.8 million and $163.6 million for the three and nine months ended June 30, 2005. For the three and nine months ended June 30, 2006, revenue for these subsidiaries totaled $14.6 million and $64.8 million, respectively.
     Operating losses for these subsidiaries totaled $23.7 million for fiscal 2005. Operating losses for these subsidiaries totaled $2.4 million and $11.0 million for the three and nine months ended June 30, 2005 and $4.5 million and $18.0 million for the three and nine months ended June 30, 2006.
     Further information can be obtained on the exit plan in our Form 8-K/A dated April 3, 2006.

Employment Agreement with Byron Snyder
     On February 13, 2006, we entered into an employment and consulting agreement with C. Byron Snyder, former President and Chief Executive Officer. The term of the agreement is from February 13, 2006 through February 13, 2008, unless terminated earlier. Further details can be obtained from the agreement which was filed as Exhibit 10.1 to our Form 8-K dated February 15, 2006.
     Mr. Snyder will receive monthly compensation of $20,833 and was granted an option to purchase 51,471 shares of our new common stock, 29,412 shares at an exercise price of $34.50 and 22,059 shares at an exercise price of $57.50, in accordance with the terms of the option agreement (see Exhibit A to Exhibit 10.1 to Form 8-K dated February 15, 2006). The options were granted on May 15, 2006, the first business day following the effective date of the plan. Mr. Snyder is entitled to the monthly compensation described above through February 13, 2008 unless in the event the agreement is terminated due to death, disability or by the Company without cause. If the agreement is terminated by Mr. Snyder for any reason or by us with cause, then we will have no further obligation to pay the monthly compensation.
Employment Agreement with New Chief Executive Officer
     On June 26, 2006, we entered into an employment agreement with Michael J. Caliel, which provided that Mr. Caliel would begin employment on July 12, 2006. Mr. Caliel serves as the President and Chief Executive Officer of IES and also serves as a member of the Board of Directors.
     Mr. Caliel is being provided an annual base salary of $500,000 per year (which may be increased in the sole discretion of the IES’s Compensation Committee) and an annual bonus with a target annual bonus opportunity of 100% of annual base salary.
     On July 12, 2006, Mr. Caliel received grants of (1) 25,000 restricted common shares of IES, which will vest 1/3 on each of the first, second and third anniversaries of July 12, 2006 and (2) a non-qualified option to purchase 100,000 IES common shares, at an exercise price of $17.36 per share, which will vest 1/3 on each of the first, second and third anniversaries of July 12, 2006. The terms of the restricted shares and options are governed by the 2006 equity incentive plan and their respective award agreements executed on July 12, 2006.
     Mr. Caliel is eligible to participate in IES’s employee benefit plans as in effect from time to time, on the same basis as such employee benefit plans are made available to other senior executives of IES and is entitled to an automobile allowance of $1,500 per month.
     Further details can be obtained from the agreement which was filed as Exhibit 10.1 to our Form 8-K dated June 30, 2006.
Surety Update
     The Chubb Surety Agreement
     We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006 and related documents, with Chubb, which provides for the provision of surety bonds to support our contracts with certain of our customers.
     In connection with our restructuring, and the order confirming our plan of reorganization under Chapter 11 of the Bankruptcy Code, we entered into a post-confirmation financing agreement with Chubb. Effective June 1, 2006, this agreement provides Chubb, (1) in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with not more than $10 million in new surety bonds to be issued in any given month; (2) no single bond will be issued under the facility with a penal sum in excess of $3 million, or with respect to a contract having a completion date more than 18 months from the commencement of work thereunder, and; (3) to give permission for our use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. We paid a facility fee of $1.0 million to Chubb at inception of the this agreement. This fee was capitalized and is being amortized over the life of the agreement. The Chubb exit agreement expires on December 31, 2006. As of June 30, 2006, we had $41.8 million bonded costs to complete under outstanding Chubb bonds.
     The SureTec Bonding Facility
     We are party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company, which provides for the provision of surety bonds to support our contracts with certain of its customers.
     The SureTec facility provides for SureTec in its sole and absolute discretion to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of June 30, 2006, we had $1.7 million bonded cost to complete under the SureTec bonding facility.
     The Scarborough Bonding Facility
     We are party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety, to supplement the bonding capacity under the Chubb facility and the SureTec facility.
     Under the Scarborough facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $100 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to corporate surety, like Chubb or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as a trustee for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.

     Scarborough’s obligation to issue new bonds will be discretionary, and the aggregate bonding was subject to Scarborough’s receipt of $2.0 million in collateral to secure all of our obligations to Scarborough. Bank of America and Scarborough have entered into an intercreditor agreement. As of June 30, 2006, we had $10.7 million bonded costs to complete under the Scarborough bonding facility.
Financing Update
     Pre-Petition Credit Facility
     On August 1, 2005, we entered into a three-year $80 million pre-petition asset-based revolving credit facility with Bank of America, N.A., as administrative agent. The pre-petition credit facility replaced our existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005.
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
     We amended the pre-petition credit facility several times between August 2005 and February 2006 prior to filing for Chapter 11 bankruptcy. The pre-petition credit facility was replaced by a DIP credit facility on February 14, 2006.
     Capitalized Terms used but not defined under this heading have the meaning set forth in the Loan and Security Agreement dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.
     Debtor-in-Possession Financing
     On February 14, 2006, in connection with the Chapter 11 cases, we entered into the debtor-in-possession loan and security agreement with Bank of America and the other lenders. The DIP credit facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.
     The DIP credit facility provided for an aggregate financing of $80 million while we were in bankruptcy, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the pre-petition credit facility constituted obligations and liabilities under the DIP credit facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the pre-petition credit facility during the quarter ended March 31, 2006.
     We utilized the DIP credit facility to issue letters of credit for (1) certain insurance programs; (2) our surety programs; and (3) certain projects.
     On our emergence from bankruptcy, in accordance with the plan, the DIP credit facility was replaced by a new credit facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense and are reflected in the statements of operations for the one and seven months ended April 30, 2006. Amortization during the one and seven months ended April 30, 2006 was $0.5 million and $0.5 million, respectively.
     The Revolving Credit Facility
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the DIP credit facility and to provide letters of credit and financing subsequent to confirmation of the plan.
     Loans under the credit facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we are charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375% depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (3) certain other fees and charges as specified in the credit agreement.
     The credit facility will mature on May 12, 2008. The credit facility is secured by first priority liens on substantially all of our existing and future acquired assets, exclusive of collateral provided to sureties. The credit facility contains customary affirmative, negative and financial covenants binding us as described below.
     The financial covenants require us to:
•	Maintain a minimum cumulative earnings before interest, taxes, depreciation, amortization and restructuring expenses beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain a minimum cumulative earnings before interest and taxes at the shutdown subsidiaries beginning with the period ended May 31, 2006.

•	Maintain a minimum level of net working capital beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Convert a minimum of net working capital existing as of March 31, 2006 in the shutdown subsidiaries, to cash on a cumulative basis beginning with the period ended May 31, 2006, through the period ending March 31, 2007.

•	Not permit its earnings before interest and taxes at its commercial units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Not permit its earnings before interest and taxes at its residential units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain a maximum leverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Not allow its cumulative capital expenditure to exceed the amounts specified in the agreement beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain cash collateral in a cash collateral account of at least $20.0 million.
     The Term Loan
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and an affiliate and Flagg Street Partners LP and affiliates for the purpose of refinancing the senior convertible notes.
     The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, in arrears, quarterly, provided that, it is our sole discretion, until the third anniversary of the closing date that we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. As of June 30, 2006, we have capitalized interest as additional loans of $0.9 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contemplates customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments on the conditions as set in the term loan agreement. The term loan is secured by substantially the same collateral as the revolving credit facility, and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the period May 12, 2006 through June 30, 2006 was 12.6% as a result of the Company’s performance during the quarter ended March 31, 2006.
     The term loan has many of the same financial covenants as the credit facility. In addition, the term loan prohibits the EBITDA minus Capex Level (as defined) to be less than negative $20.0 million for any fiscal quarter or on a cumulative basis at each quarter end beginning January 1, 2006 and ending December 31, 2006.
Investment in Energy Photovoltaics, Inc.
     On July 16, 2006, we entered into the a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P.. Tontine, together with its affiliates, owns approximately 33% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.
     Pursuant to the stock purchase agreement, on July 17, 2006 we issued 58,072 shares of our common to Tontine for a purchase price of $1,000,000 in cash. The purchase price per share was based on the closing price of our common stock quoted on the NASDAQ Stock Market on July 14, 2006. The proceeds of the sale were, and will be, used over the next two months to invest $1,000,000 in Energy Photovoltaics, Inc., a company in which we, prior to this investment, held and continue to hold a minority investment. The common stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
     We had previously accounted for our investment in Energy Photovoltaics, Inc. under the equity method of accounting and had recorded its pro-rata share of that company’s losses such that the carrying amount of its investment prior to this new investment was zero. Additionally, we have a note receivable from Energy Photovoltaics, Inc. of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the investment of $1.0 million in Energy Photovoltaics, Inc. for Energy Photovoltaics, Inc. common stock, we converted the note receivable investment and the preferred stock investment into common stock of the Company. Following our investment in Energy Photovoltaics, Inc. of $1.0 million, we will own 17.64% of the Company, which can be diluted down to 15.81% assuming full exercise of all available stock options for grant and the exercise of all outstanding warrants. We will account for this investment using the cost method of accounting.
Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2 of “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2005 and at relevant sections in this discussion and analysis.
     As a result of the Chapter 11 bankruptcy proceedings, we prepared our financial statements in accordance with SOP 90-7 from the commencement date through April 30, 2006, the date of adoption of fresh-start reporting. SOP 90-7 requires us to, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) assess the applicability of fresh-start start accounting upon emergence from bankruptcy.
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
     We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.
     We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. During the nine months ended June 30, 2005 and 2006, we recorded goodwill impairments of $0.6 million and $0 million, respectively.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups including estimates about future cash flows, discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections. During the nine months ended June 30, 2005 and 2006, we recorded a non-cash impairment charge of $0.1 million and $0.4 million, respectively, related to long-lived assets of continuing operations.
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
     We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at June 30, 2006, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
New Accounting Pronouncements
     In accordance with SOP 90-7, we are required to adopt all new accounting pronouncements upon emergence from bankruptcy, if issued prior to and have effective dates within one year of the date of adoption of fresh-start reporting. We adopted fresh-start reporting on April 30, 2006.
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We were required to adopt FIN 47 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of FIN 47 had no impact on our consolidated financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements", requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a “restatement”. We were required to adopt SFAS 154 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of SFAS 154 had no impact on our consolidated financial statements.
     In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155) which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We accounted for the senior convertible notes, which were canceled upon emergence from bankruptcy, under SFAS 133. Upon emergence from bankruptcy, we did not have any derivative instruments or hedging activities that would be affected by either SFAS 133 or SFAS 155. We were required to adopt SFAS 155 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of SFAS 155 had no impact on our consolidated financial statements.
     In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”) effective the beginning of fiscal years after September 15, 2006. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October, 1, 2006.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006
     Effective April 30, 2006, we implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements prior to May 1, 2006 are not comparable with the financial statements for the periods May 1, 2006 to June 30, 2006. However, for management’s discussion and analysis of the results of operations, the nine months ended June 30, 2006 have been compared to the nine months ended June 30, 2005. We believe this comparison provides a better perspective of our on-going financial and operational performance. References to the nine months ended June 30, 2006 financial information throughout this discussion combine the periods of October 1, 2005 to April 30, 2006 with May 1, 2006 to June 30, 2006. A reconciliation is provided to that effect.

	Predecessor				Successor
	Nine Months		Seven Months		Two Months		Nine Months
	Ended		Ended		Ended		Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
	(dollars in millions)
	$	%	$	%	$	%	$	%

Revenues	$805.1	100%	$586.1	100%	$177.5	100%	$763.6	100%
Cost of services (including depreciation)	705.0	88%	510.9	87%	154.8	87%	665.7	87%

Gross profit	100.1	12%	75.2	13%	22.7	13%	97.9	13%
Selling, general & administrative expenses	107.2	13%	79.7	14%	22.8	13%	102.6	13%

Income (loss) from operations	(7.1)	(1)%	(4.5)	(1)%	(0.1)	—%	(4.6)	—%
Reorganization items, net	—	—%	(27.5)	(5)%	0.4	—%	(27.1)	(4)%
Interest and other expense, net	20.8	3%	15.2	3%	1.2	1%	16.4	2%

Income (loss) before income taxes	(27.9)	(4)%	7.8	1%	(1.7)	(1)%	6.1	2%
Provision for income taxes	2.1	—%	0.4	—%	—	—%	0.4	—%

Income (loss) from continuing operations	(30.0)	(4)%	7.4	1%	(1.7)	(1)%	5.7	2%
Income (loss) from discontinued operations	(14.7)	(2)%	0.4	—%	—	—%	0.4	—%

Net income (loss)	$(44.7)	(6)%	$7.8	1%	$(1.7)	(1)%	$6.1	2%

REVENUES

	Predecessor				Successor
	Nine Months		Seven Months		Two Months		Nine Months
	Ended		Ended		Ended		Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		% Net		% Net		% Net		% Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
	(dollars in millions)

Commercial and Industrial	$578.6	72%	$370.7	63%	$107.1	60%	$477.8	63%
Residential	226.5	28%	215.4	37%	70.4	40%	285.8	37%

Total Company	$805.1	100%	$586.1	100%	$177.5	100%	$763.6	100%
     Total revenue decreased $41.5 million, or 5.2%, from $805.1 million for the nine months ended June 30, 2005, to $763.6 million for the nine months ended June 30, 2006. This decrease in total revenues is primarily the result of a decline in commercial and industrial revenues partially offset by an increase in residential revenues for the nine months ended June 30, 2006.
     In March 2006, we committed to a plan to exit certain business units in our commercial and industrial segments (see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Costs Associated with Exit or Disposal Activities”). These business units accounted for $64.8 million for the nine months ended June 30, 2006 and $163.6 million for the nine months ended June 30, 2005.
     Revenue in the commercial and industrial segment decreased $100.8 million, or 17.4%, from $578.6 million for the nine months ended June 30, 2005, to $477.8 million for the nine months ended June 30, 2006. Of the decrease in commercial and industrial revenues, $98.8 million is associated with the business units in the exit plan.
     Revenue in the residential segment increased $59.3 million, or 26.2%, from $226.5 million for the nine months ended June 30, 2005 to $285.8 million for the nine months ended June 30, 2006. This increase continues to be as a result of increased demand for new single-family and multi-family housing in the markets we serve.
GROSS PROFIT

	Predecessor				Successor
	Nine Months		Seven Months		Two Months		Nine Months
	Ended		Ended		Ended		Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		Gross		Gross		Gross		Gross
	$	Profit %	$	Profit %	$	Profit %	$	Profit %
	(dollars in millions)

Commercial and Industrial	$51.9	9.0%	$35.2	9.5%	$11.7	11.0%	$46.9	9.8%
Residential	48.2	21.3%	40.0	18.6%	11.0	15.6%	51.0	17.8%

Total Company	$100.1	12.4%	$75.2	12.8%	$22.7	12.8%	$97.9	12.8%

     Total gross profit decreased $2.2 million, or 2.2%, from $100.1 million for the nine months ended June 30, 2005, to $97.9 million for the nine months ended June 30, 2006. This decrease in total gross profit is primarily the result of a decline in commercial and industrial gross profit partially offset by an increase in residential gross profit for the nine months ended June 30, 2006. This decline in gross profit was primarily due to a combination of an increase in insurance reserves of $1.7 million, increased costs of materials that have not fully been passed to customers, reduced job profitability at specific subsidiaries and decreased award of bonded projects in our commercial and industrial segment.
     Total gross profit margin as a percent of revenue increased from 12.4% for the nine months ended June 30, 2005 to 12.8% for the nine months ended June 30, 2006. This increase was primarily a result of increased revenues in our residential segment. The increase in gross margin as a percent of revenue from the nine months ended June 30, 2005 compared to the nine months ended June 30, 2006 continues to be as a result of a shift in our revenue mix to include more residential revenue, which has a higher gross margin. Nevertheless, our commercial and industrial contracts earned higher margins during the nine months ended June 30, 2006 as compared to the nine months ended June 20, 2005.
     Business units associated with the exit plan accounted for $7.3 million in negative gross profit for the nine months ended June 30, 2006 and gross profit of $1.7 million for the nine months ended June 30, 2005.
     Gross profit in the commercial and industrial segment decreased $5.0 million, or 9.6%, from $51.9 million for the nine months ended June 30, 2005, to $46.9 million for the nine months ended June 30, 2006. Gross profit margin as a percent of revenues increased from 9.0% for the nine months ended June 30, 2005 to 9.8% for the nine months ended June 30, 2006. The decrease in commercial and industrial gross profit is the result of a $9.0 million decrease in gross profit associated with the exit plan business units offset by increased profits at our continuing businesses.
     Residential gross profit increased $2.8 million, or 5.8%, from $48.2 million for the nine months ended June 30, 2005, to $51.0 million for the nine months ended June 30, 2006 due to higher sales volume and increased demand for new single-family and multi-family housing. Residential gross profit margin as a percentage of revenues decreased from 21.3% for the nine months ended June 30, 2005, to 17.8% for the nine months ended June 30, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers as well as losses recorded at one of our subsidiaries associated with the completion of three multi-family projects for one customer. The decline in gross profit at that subsidiary year over year attributed a 90 basis point decline in this segment’s gross profit margin.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Total selling, general and administrative expenses decreased $4.7 million, or 4.4%, from $107.2 million for the nine months ended June 30, 2005, to $102.5 million for the nine months ended June 30, 2006. Total selling, general and administrative expenses as a percent of revenues slightly increased from 13.3% for the nine months ended June 30, 2005 to 13.4% for the nine months ended June 30, 2006.
     This decrease in total selling, general and administrative expenses are the result of a decrease in employment expenses of $1.6 million due to a reduction in work force. There were reductions in occupancy expense of $1.1 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations. Depreciation expense decreased $0.8 million as a result of the impairment and write down of assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” taken in fiscal year 2005. There were additional reductions of $1.1 million in insurance expense, $0.3 million in accounting expenses, and $0.8 million in other professional fees. These reductions were partially offset by additional costs incurred of $0.8 million for legal fees during the nine months ended June 30, 2006 resulting from ongoing litigation earlier in the year.
     There was also a decline at the business units associated with the exit plan. They accounted for $10.6 million in selling, general and administrative expenses for the nine months ended June 30, 2006 and $12.7 million for the nine months ended June 30, 2005.
INCOME (LOSS) FROM OPERATIONS
     Total loss from operations decreased from $7.1 million for the nine months ended June 30, 2005, to an operating loss of $4.6 million for the nine months ended June 30, 2006. This decrease in loss from operations was attributed to increased demand for new single-family and multi-family housing during the nine months ended June 30, 2006 over the same period in the prior year improving gross profit by $2.8 million. This increased demand has shifted the revenue mix to include more residential revenue, which has higher gross margins, coupled with improved profitability in the commercial and industrial segments. Also attributing to the improvement in income from operations is the decrease in selling, general and administrative costs of $4.7 million during the nine months ended June 30, 2006. In addition, the businesses associated with the exit plan, accounted for losses from operations of $11.0 million for the nine months ended June 30, 2005 and losses of $18.0 million for the nine months ended June 30, 2006.

REORGANIZATION ITEMS
     During the nine months ended June 30, 2006, in connection with our restructuring, we recorded income from net reorganization items totaling $27.1 million. Reorganization items incurred include $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan, partially offset by $14.0 million in professional fees related to the bankruptcy, $0.9 million in lease rejection costs, a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes and a non-cash fresh-start revaluation loss of $0.1 million.
NET INTEREST AND OTHER EXPENSE
     Total interest and other expense decreased $4.4 million, or 21.2%, from $20.8 million for the nine months ended June 30, 2005, to $16.4 million for the nine months ended June 30, 2006. The decrease in net interest and other expense was the result of having interest expense on the senior subordinated notes through February 14, 2006, the date we filed for Chapter 11 bankruptcy (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Senior Subordinated Notes”) versus interest expense for the full nine months ended June 30, 2005, which resulted in a $3.4 million decrease in interest expense for the nine months ended June 30, 2006. There was also $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our senior convertible notes issued in November 2004, however no such event occurred for the nine months ended June 30, 2006. In addition, we earned $0.5 million in additional interest income related to the increased cash collateral held by our surety, as compared to the nine months ended June 30, 2005. This was partially offset by deferred financing costs of $3.8 million associated with the pre-petition credit facility written off in the second quarter 2006 as a result of entering the DIP credit facility. In addition, there was $0.5 million in amortization of deferred issuance costs associated with the DIP credit facility and $0.7 million written off in the third quarter of 2006 as a result of exiting the DIP credit facility and entering into the term loan.
PROVISION FOR INCOME TAXES
     On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.
     Our effective tax rate from continuing operations increased from a negative rate of 8.3% for the nine months ended June 30, 2005 to a positive rate of 7.1% for the nine months ended June 30, 2006. This increase is attributable to a pretax net income, offset by permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities. The provision includes $0.2 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006
     Effective April 30, 2006, we implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements prior to May 1, 2006 are not comparable with the financial statements for the periods May 1, 2006 to June 30, 2006. However, for management’s discussion and analysis of the results of operations, the three months ended June 30, 2006 have been compared to the three months ended June 30, 2005. We believe this comparison provides a better perspective of our on-going financial and operational performance. References to the three months ended June 30, 2006 financial information throughout this discussion combine the periods of April 1, 2006 to April 30, 2006 with May 1, 2006 to June 30, 2006. A reconciliation is provided to that effect.

	Predecessor				Successor
	Three Months Ended		One Month Ended		Two Months Ended		Three Months Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
	(dollars in millions)
	$	%	$	%	$	%	$	%

Revenues	$270.7	100%	$81.9	100%	$177.5	100%	$259.4	100%
Cost of services (including depreciation)	235.1	87%	70.9	87%	154.8	87%	225.7	87%

Gross profit	35.6	13%	11.0	13%	22.7	13%	33.7	13%
Selling, general & administrative expenses	37.2	14%	10.8	13%	22.8	13%	33.6	13%

Income (loss) from operations	(1.6)	(1)%	0.2	—%	(0.1)	—%	0.1	—%
Reorganization items, net	—	—%	(39.6)	(48)%	0.4	—%	(39.2)	(15)%
Interest and other expense, net	7.0	3%	1.4	2%	1.2	1%	2.6	1%

Income (loss) before income taxes	(8.6)	(4)%	38.4	46%	(1.7)	(1)%	36.7	14%
Provision for income taxes	1.4	—%	—	—%	—	—%	—	—%

Income (loss) from continuing operations	(10.0)	(4)%	38.4	46%	(1.7)	(1)%	36.7	14%
Income (loss) from discontinued operations	(3.9)	(1)%	0.2	—%	—	—%	0.2	—%

Net income (loss)	$(13.9)	(5)%	$38.6	46%	$(1.7)	(1)%	$36.9	14%

REVENUES

	Predecessor				Successor
	Three Months Ended		One Month Ended		Two Months Ended		Three Months Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		% Net		% Net		% Net		% Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
	(dollars in millions)

Commercial and Industrial	$185.4	68%	$49.2	60%	$107.1	60%	$156.4	60%
Residential	85.3	32%	32.6	40%	70.4	40%	103.0	40%

Total Company	$270.7	100%	$81.8	100%	$177.5	100%	$259.4	100%
     Total revenue decreased $11.3 million, or 4.2%, from $270.7 million for the three months ended June 30, 2005, to $259.4 million for the three months ended June 30, 2006. This decrease in total revenues is primarily the result of a decline in commercial and industrial revenues partially offset by an increase in residential revenues for the three months ended June 30, 2006. Business units associated with the exit plan accounted for $14.6 million for the three months ended June 30, 2006 and $49.8 million for the three months ended June 30, 2005.
     Revenue in the commercial and industrial segment decreased $29.0 million, or 15.6%, from $185.4 million for the three months ended June 30, 2005, to $156.4 million for the three months ended June 30, 2006. Of the decrease in revenues, $35.2 million is associated with the business units in the exit plan. The remaining businesses experienced an increase of $6.2 million primarily in industrial.
     Revenue in the residential segment increased $17.7 million, or 20.8%, from $85.3 million for the three months ended June 30, 2005 to $103.0 million for the three months ended June 30, 2006. This increase continues to be as a result of increased demand for new single-family and multi-family housing in the markets we serve.
GROSS PROFIT

	Predecessor				Successor
	Three Months Ended		One Month Ended		Two Months Ended		Three Months Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		Gross		Gross		Gross		Gross
	$	Profit %	$	Profit %	$	Profit %	$	Profit %
	(dollars in millions)

Commercial and Industrial	$16.9	9.1%	$4.9	10.0%	$11.7	10.9%	$16.6	10.6%
Residential	18.7	22.0%	6.1	18.7%	11.0	15.6%	17.1	16.6%

Total Company	$35.6	13.1%	$11.0	13.4%	$22.7	12.8%	$33.7	13.0%
     Total gross profit decreased $1.7 million, or 5.3%, from $35.6 million for the three months ended June 30, 2005, to $33.7 million for the three months ended June 30, 2006. This decline in gross profit was primarily due to a combination of an increase in insurance reserves of $0.4 million, increased costs of materials that have not fully been passed to customers and reduced job profitability at specific subsidiaries.
     Total gross profit margin as a percent of revenue decreased from 13.1% for the three months ended June 30, 2005 to 13.0% for the three months ended June 30, 2006. This was primarily a result of decreased margins in our residential segment partially offset by higher margins on commercial and industrial revenues. Business units associated with the exit plan accounted for $2.4 million in negative gross profit for the three months ended June 30, 2006 and gross profit of $0.6 million for the three months ended June 30, 2005.
     Gross profit in the commercial and industrial segment decreased $0.3 million, or 1.8%, from $16.9 million for the three months ended June 30, 2005, to $16.6 million for the three months ended June 30, 2006. Gross profit margin as a percent of revenues increased from 9.1% for the three months ended June 30, 2005 to 10.6% for the three months ended June 30, 2006. The decrease of gross profit was the result of by $3.0 million less gross profit associated with the exit plan business units as the work on less profitable jobs is completed. For the remaining businesses, the increase in gross profit margin as a percent of revenues was primarily the result of improved job profitability.
     Residential gross profit decreased $1.6 million, or 8.6%, from $18.7 million for the three months ended June 30, 2005, to $17.1 million or the three months ended June 30, 2006. Residential gross profit margin as a percentage of revenues decreased from 22.0% for the three months ended June 30, 2005, to 16.6% for the three months ended June 30, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers as well as losses recorded at one of our subsidiaries associated with the completion of 3 multi-family projects for one-customer. The decline in gross profit at that subsidiary year over year attributed a 190 basis point decline in this segment’s gross profit margin.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Total selling, general and administrative expenses decreased $3.6 million, or 9.7%, from $37.2 million for the three months ended June 30, 2005, to $33.6 million for the three months ended June 30, 2006. Total selling, general and administrative expenses as a percent of revenues decreased from 13.7% for the three months ended June 30, 2005 to 13.0% for the three months ended June 30, 2006.
     This decrease in total selling, general and administrative expenses are the result of employment expenses decreased $0.5 million due to a reduction in work force. There were reductions in occupancy expense of $0.5 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations. In addition, there was a reduction of $0.2 million in insurance expense and $1.1 million for bad debt expense.

There was a reduction of $1.0 million for legal fees due to additional legal costs incurred with the reorganization in the third quarter that were written off as part of reorganization costs. There was also a reduction of $0.8 million in accounting fees and $0.2 million for other professional fees during the three months ended June 30, 2006. Business units associated with the exit plan accounted for $2.0 million in selling, general and administrative expenses for the three months ended June 30, 2006 and $3.0 million for the three months ended June 30, 2005.
INCOME (LOSS) FROM OPERATIONS
     Total loss from operations decreased from an operating loss of $1.6 million for the three months ended June 30, 2005, to an operating profit of $0.1 million for the three months ended June 30, 2006. This decrease in operating loss was primarily due to reductions in selling, general and administrative costs of $3.6 million during the three months ended June 30, 2006, partially offset by decline in gross profit by $1.7 million for the three months ended June 30, 2006. In addition, the businesses associated with the exit plan, accounted for losses from operations of $2.4 million for the three months ended June 30, 2005 and losses of $4.4 million for the three months ended June 30, 2006.
REORGANIZATION ITEMS
     During the three months ended June 30, 2006, in connection with our restructuring, we recorded income from net reorganization items totaling $39.2 million. Reorganization items incurred included $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan, partially offset by $5.9 million in professional fees related to the bankruptcy, $0.9 million in lease rejection costs and a non-cash fresh-start revaluation loss of $0.1 million.
NET INTEREST AND OTHER EXPENSE
     Total interest and other expense decreased $4.4 million, or 62.7%, from $7.0 million for the three months ended June 30, 2005, to $2.6 million for the three months ended June 30, 2006. The decrease in net interest and other expense was the result of having no interest expense on the senior subordinated notes in the third quarter of 2006 as a result of the Chapter 11 bankruptcy (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Senior Subordinated Notes”) versus interest expense for the full three months ended June 30, 2005, which resulted in a $4.1 million decrease in interest expense for the three months ended June 30, 2006. In addition, we earned $0.2 million in additional interest income related to the increased cash collateral held by our surety, as compared to the three months ended June 30, 2005. This was partially offset by deferred financing costs of $0.3 million associated with the DIP credit facility written off in the third quarter of 2006 as a result of entering the into term loan.
PROVISION FOR INCOME TAXES
     On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.
     Our effective tax rate from continuing operations increased from a negative rate of 16.6% for the three months ended June 30, 2005 to a negative rate of 0.2% for the three months ended June 30, 2006. This increase is attributable to a pretax net income, partially offset by permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities. The provision includes $0.2 million in state tax benefits related to the deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006.
DISCONTINUED OPERATIONS
     During October 2004, we announced plans to begin a strategic alignment including the planned divestiture of certain commercial segments, underperforming subsidiaries and those that rely heavily on surety bonding for obtaining a majority of their projects. This plan included management actively seeking potential buyers of the selected companies among other activities necessary to complete the sales. We expected to be able to sell all considered subsidiaries at their respective fair market values at the date of sale determined by a reasonably accepted valuation method. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented.
     In December 2005, we completed our previously announced divestiture program. Since its start in October 2004, we sold 14 units, primarily operating in the commercial and industrial markets, for total consideration to date of $61.2 million and closed two units. These 16 units had combined net revenues of $154.1 million and an operating loss of $12.9 million in fiscal 2005.
     During the nine months ended June 30, 2005, we completed the sale of eleven business units as part of the plan described above. During the quarter ended December 31, 2005, we completed the sale of the last business unit under the plan described above. During the nine months ended June 30, 2005, these sales generated a pre-tax loss of $(0.7) million and have been recognized as discontinued operations in the respective consolidated statements of operations.

     During the seven months ended April 30, 2006, the sale generated a pre-tax gain of $0.7 million which has been recognized as discontinued operations in the respective consolidated statement of operations. There was no additional activity related to discontinued operations for the two months ended June 30, 2006.
     All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three and nine months ended June 30, 2005 was $0.4 million and $0.9 million, respectively. There was no depreciation expense for the one and seven months ended April 30, 2006 or for the two months ended June 30, 2006. Summarized financial data for discontinued operations are outlined below (in thousands):

	Predecessor		Predecessor
	June 30, 2005		April 30, 2006
	Three Months Ended	Nine Months Ended	One Month Ended	Seven Months Ended
Revenues	$33,746	$134,948	$—	$5,464
Gross profit	3,468	11,187	—	273
Pretax income (loss)	(3,916)	(14,430)	242	753

Balance as of
September 30, 2005
Accounts receivable, net	$8,456
Inventory	464
Costs and estimated earnings in excess of billings on uncompleted contracts	900
Other current assets	3,421
Property and equipment, net	768
Other noncurrent assets	8

Total assets	$14,017

Accounts payable and accrued liabilities	$3,411
Billings in excess of costs and estimated earnings on uncompleted contracts	1,414

Total liabilities	4,825

Net assets	$9,192

Goodwill Impairment Associated with Discontinued Operations
     During the three and nine months ended June 30, 2005, we recorded a goodwill impairment charge of $4.3 million and $12.9 million, respectively, related to the identification of certain subsidiaries for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was no goodwill impairment during the nine months ended June 30, 2006 related to discontinued operations.
Impairment Associated with Discontinued Operations
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the three and nine months ended June 30, 2005, we recorded an impairment charge of $0.5 million and $1.5 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our. There was no impairment charge for long-lived assets during the nine months ended June 30, 2006 related to discontinued operations.

WORKING CAPITAL

	(in thousands)
	Predecessor	Successor
	September 30,	June 30,
	2005	2006
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$10,938
Restricted cash	9,596	—
Accounts receivable:
Trade, net of allowance of $3,912 and $3,845 respectively	180,305	173,861
Retainage	48,246	37,847
Costs and estimated earnings in excess of billings on uncompleted contracts	24,678	24,750
Inventories	22,563	26,645
Prepaid expenses and other current assets	24,814	30,976
Assets held for sale associated with discontinued operations	14,017	—

Total current assets	$352,568	$305,017

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$24
Accounts payable and accrued expenses	120,812	121,722
Billings in excess of costs and estimated earnings on uncompleted contracts	35,761	30,883
Liabilities related to assets held for sale associated with discontinued operations	4,825	—

Total current liabilities	$385,255	$152,629

Working capital	$(32,687)	$152,388

     Working capital increased $185.1 million, or 566%. The increase in working capital is a result of total current liabilities decreasing $232.6 million, or 60%, from $385.3 million as of September 30, 2005 to $152.7 million as of June 30, 2006. This is a result of a $223.8 million decrease in current maturities of long-term debt as a result of our reorganization. As part of our reorganization, the senior subordinated note holders received 12.6 million shares of common stock in exchange for the $173 million 9 3/8% senior subordinated notes due 2009 and related accrued interest. In addition, the $50 million in senior convertible notes and related guarantees by our domestic subsidiaries were refinanced from the proceeds of a $53 million term loan (see Note 5). In addition, there was a $4.9 million decrease in billings in excess of costs and a decrease of $4.8 million in liabilities held for sale related to the sale of a business unit subsequent to September 30, 2005 pursuant to a divestiture plan previously disclosed. This was partially offset by accounts payable and accrued expenses increasing $1.0 million due to the timing of payments made.
     The decrease in current liabilities was partially offset by a decrease in current assets of $47.6 million, or 13%, from $352.6 million as of September 30, 2005 to $305.0 million as of June 30, 2006. This is the result of a $17.4 million decrease in cash and cash equivalents due to additional costs incurred with the reorganization and seasonality of the business in the peak months of operations and a $9.6 million decrease in restricted cash that was reclassified to other non-current assets which we are required to maintain as collateral related to the revolving credit facility (see Note 5). In addition, there was a $6.4 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $10.4 million decrease in retainage due to collections, and a $14.0 million decrease in assets held for sale related to the sale of a business unit subsequent to September 30, 2005 pursuant to a divestiture plan previously disclosed. Partially offsetting the decrease was an increase in inventory of $4.1 million related to growth in the residential business and an increase in prepaid expenses and other current assets of $6.2 million related to an additional $1.0 million in collateral for Chubb surety bonding, $1.0 million in collateral for Scarborough, $0.8 million in retainers related to the reorganization efforts, $2.1 million in prepaid insurance premiums, and $1.0 million in a facility fee paid to Chubb which is being amortized over the life of the agreement (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Surety Update”)
     As of June 30, 2006, the status of our costs in excess of billings held constant at $24.7 million while our billings in excess of costs decreased $4.9 million over September 30, 2005; and days sales outstanding improved by two days from 75 days at September 30, 2005 to 73 days at June 30, 2006. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 93.4% at September 30, 2005 to 92.9% at June 30, 2006, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables not outstanding at June 30, 2006. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts as of June 30, 2006.
     See “Liquidity and Capital Resources” below for further information.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2006, we had cash and cash equivalents of $10.9 million, restricted cash of $20.0 million, working capital of $172.3 million, $53.0 million in outstanding borrowings under our term loan, $46.2 million of letters of credit outstanding and available capacity under our revolving credit facility of $33.8 million.
     During the nine months ended June 30, 2006, we used $1.2 million of net cash from operating activities for continuing operations. This net cash used by operating activities comprised of a net income of $6.1 million, increased by $23.8 million of non-cash items related primarily to $42.0 million of reorganization items associated with the bankruptcy, offset by $7.6 million of amortization of deferred financing costs, $5.3 million of other depreciation and amortization expense, $2.6 million bad debt expense and $1.7 million of non-cash compensation; offset by changes in working capital of $16.5 million. Working capital changes consisted of a $17.0 million increase in accounts payable and accrued expenses and $13.9 million decrease in accounts receivable due to the timing of and increased focus on collections; offset by a $4.1 million increase in inventories, $2.7 million increase in prepaid expenses and other current assets, $2.2 million increase in other non current assets, and a $4.9 million decrease in billings in excess of costs.

     Net cash used in investing activities for continuing operations was $12.5 million related to the purchase of property and equipment of $2.0 million, additional cash collateral of $10.4 million held by Bank of America as security for our obligations under the credit facility recorded as restricted cash on the balance sheet (see Note 5) and $0.8 million in additional investments in EnerTech, partially offset by $0.7 million in proceeds from sales of property and equipment.
     Net cash used in financing activities was $11.7 million consisting of $53.0 million related to borrowings of debt associated with the term loan (see Note 5), reduced by $50.0 million related to repayment of debt on the senior convertible notes, $1.6 million for debt issuance costs associated with the DIP credit facility, $0.3 million for debt issuance costs associated with the term loan, $1.6 million for debt issuance costs associated with the revolving credit facility and $11.2 million in debt restructure costs.
     Expected Impact of Reorganization
     As previously discussed, on May 12, 2006 we completed the financing transactions contemplated by our plan and emerged from bankruptcy. The financing transactions included the exchange of $173 million of the 9 3/8% senior subordinated notes for 12.6 million shares of common stock in the Successor and the refinancing of the $50 million 6.5% senior convertible notes from the proceeds of the $53 million term loan. The term loan bears interest at 10.75% subject to adjustment. Through June 30, 2006, the effective rate was 12.6%. See further discussion in Note 5 to the consolidated financial statements.
     As a result of the debt-for-equity exchange related to the senior subordinated notes, we expect to save $16.2 million in interest costs per annum thereby improving profitability and cash flow. This savings will be partially offset by the increased interest costs associated with the more expensive term loan as compared to the senior convertible notes. Based on the rate at June 30, 2006, the term loan will add incremental interest costs of approximately $3.5 million per annum as compared to the senior convertible notes. This results in a net expected interest savings of approximately $12.7 million per annum.
     Surety Update
     At June 30, 2006, we had total maximum surety bonding capacity of $180 million under our surety agreements with Chubb, SureTec and Scarborough. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond and, in the case of Chubb, restrictions on the total amount of bonds that can be issued in a given month. For more information see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Surety Update”.
     Total bonded costs to complete at June 30, 2006 were $54.2 million resulting in a maximum remaining available bonding capacity of $125.8 million, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. We believe that we have adequate bonding capacity at this time to meet our current needs.
OFF-BALANCE SHEET ARRANGEMENTS
     As is common in our industry, we have entered into certain off balance sheet arrangements that expose us to increased risk. Our significant off balance sheet transactions include commitments associated with noncancelable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.
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
     Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At June 30, 2006, $2.7 million of our outstanding letters of credit were to collateralize our customers and vendors.
     Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2006, $20.1 million of our outstanding letters of credit were to collateralize our insurance program.
     From time to time, we may enter into firm purchase commitments for materials such as cooper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term.

     Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2006, our cost to complete projects covered by surety bonds was approximately $54.2 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $43.4 million to collateralize our bonding programs.
     In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2006, we had invested $4.7 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2005 and June 30, 2006 was $3.1 million and $2.9 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in Enertech to reflect the fair value of the asset in accordance with fresh-start accounting. As of June 30, 2006, the unrealized gain related to our share of the EnerTech fund amounted to approximately $0.1 million, which we believe is temporary in nature. If facts arise that lead us to determine that such unrealized gains or losses are not temporary, we would write up or down our investment in EnerTech through a charge to other income / expense during the period of such determination.
     As of June 30, 2006, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2006	2007	2008	2009	2010	Thereafter	Total
Debt obligations	$21	$—	$—	$—	$—	$53,909	$53,930
Operating lease obligations	$3,403	$6,018	$4,438	$2,391	$1,391	$390	$18,031
Deferred tax liabilities	$668	$1,808	$1,307	$909	$707	$1,152	$6,551
Capital lease obligations	$3	$39	$34	$37	$14	$1	$128

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
     Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2006	2007	2008	2009		2010	Thereafter	Total
Standby letters of credit	$46,246	$—	$—	$—		$—	$—	$46,246
Other commercial commitments	$—	$—	$—	$350	(2)	$—	$—	$350

(2)	Balance of investment commitment in EnerTech. On June 20, 2006, we invested $300,000 in EnerTech reducing our remaining commitment to $350,000.
      As of June 30, 2006, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 4.7 million pounds through September 30, 2006 and 3.5 million pounds between October 1, 2006 and December 31, 2006. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.
OUTLOOK
     On May 12, 2006, we emerged from Chapter 11. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Plan of Reorganization” for a summary of the effects of the plan.
     Following our recent emergence from Chapter 11, we have focused primarily on underperforming subsidiaries. As previously disclosed, the Board of Directors directed senior management to develop alternatives with respect to certain underperforming subsidiaries and on March 28, 2006, senior management committed to a plan with respect to those underperforming subsidiaries. The plan committed to a shut-down or consolidation of the operations of the subsidiaries or the sale or other disposition of the subsidiaries, whichever comes earlier. The exit plan is expected to be substantially completed by September 30, 2006. We expect to incur total incremental expenditures in the estimated range of $5.9 million to $11.1 million under the exit plan. Furthermore, as a result of inherent uncertainty in the exit plan and in monetizing approximately $30.6 million in net working capital related to these subsidiaries, we could experience potential losses to our working capital in an estimated range of $8.1 million to $10.0 million. During the execution of the exit plan, we expect to continue to pay our vendors and suppliers in the ordinary course of business and to complete all projects that are currently in progress. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Costs Associated with Exit or Disposal Activities” for a summary of the exit plan.
     We expect to continue to pay costs related to our debt restructuring during the fiscal fourth quarter which will adversely impact our cash flows. Our cash flows from operations tend to track with the seasonality of our business. We anticipate that the combination of cash flows and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We continue to manage capital expenditures. We expect capital expenditures to be approximately $3.0 million for the remainder of this fiscal year. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements”.
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
INFLATION
     We experienced inflationary pressures during 2004 and 2005 on the commodity prices of copper products, steel products and fuel. We continue to experience fluctuations on these commodity prices in fiscal 2006 and anticipate these fluctuations will continue through the remainder of the fiscal year. Over the long-term, we expect to be able to pass a portion of these costs to our customers.

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
     As of June 30, 2006, there was $53.9 million outstanding under our term loan and there were no borrowings outstanding under our revolving credit facility, although the outstanding amount varies throughout the fiscal year, as working capital needs change.
     As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at June 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities—Debt:
Fixed Rate	$—	$—	$—	$—	$—	$53,909	$53,909
Interest Rate (1)	—	—	—	—	—	12.6%	12.6%
Fair Value of Debt:
Fixed Rate							$53,909

(1)	The loan under the credit facility bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement based on performance. The rate through June 30, 2006 was 12.6%.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation and the material weakness identified below, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2006.
     The conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2006, was based on the identification of a material weakness in internal controls as of September 30, 2005, for which remediation is still ongoing. In addition the company restated the unaudited quarterly financial statements as of and for the three months ended December 31, 2005 and as of and for the three and six months ended March 31, 2006 due to an understatement of the Company’s self insurance reserves. These restatements support managements’ conclusion that the material weakness still exists.
(b) Update on Internal Control Over Financial Reporting.
     Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, it used the framework entitled “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of the COSO framework applied to Integrated Electrical Services, Inc.’s internal control over financial reporting, and the identification of a material weakness related to the Company’s year-end financial statement close process with respect to controls over certain non-routine financial reporting procedures, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005. In addition the restatements of the of the quarterly unaudited financial statements as of and for the three months ended December 31, 2005 and as of and for the three and six months ended March 31, 2006 due to an understatement of the Company’s self insurance reserves support managements conclusion that remediation is still ongoing and that the material weakness still exists.
     This material weakness resulted, at least in part, from high turnover in an already limited corporate finance and accounting staff and the significant demands placed on that accounting staff. The significant demands on the accounting department persisted into the current year as the company prepared for and filed bankruptcy. While the accounting staff was increased, many of the new staff members were not added until late in the year, with several being added subsequent to September 30, 2005 and having not been through even a month-end close prior to the year end close. Much of the learning required to complete the close was done while working on the year-end close. This led to time pressures in delivering support to our auditors and resulted in many post closing entries. We have also had several vacancies in Regional Controller positions during fiscal 2005. These vacancies were filled subsequent to September 30, 2005.
     To remediate this material weakness, we expect to execute the following plan:
•	Provide additional training and education for the recent additions in the finance department.

•	Fill the vacant Regional Controller positions. These vacancies have been filled.

•	Provide more detailed structure and evaluation of the Regional Controller function.

•	Continue the review and monitoring of the accounting department structure and organization, both in terms of size and expertise.

•	Continue review, testing and monitoring of the internal controls with respect to the operation of the Company’s financial reporting and close processes.

•	The Company has added a checklist, more documentation and increased review to its self-insurance accrual process.
     At June 30, 2006 the Company believes that the steps identified above should eventually remediate the identified material weakness. This remediation is ongoing at June 30, 2006 and this represents the only changes to the Company’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Integrated Electrical Services, Inc.’s internal control over financial reporting. We cannot assure that material weakness will be remediated by September 30, 2006 nor do we provide assurance that no additional material weaknesses will be identified.
     Subsequent to June 30, 2006, the Company has enhanced its internal controls relating to the acceptance of new large project work. The Company has added a detailed review of large projects before they are bid that provides diligence on commercial terms, contract terms, contract cash flow and financial analysis and review of competencies.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     The factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “10-K”) and the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (the “First Quarter 10-Q”) and the Quarterly Report Form on 10-Q for the three and six months ended March 31, 2006 (“Second Quarter 10-Q”) are hereby modified and supplemented by the risks described below. In particular, all of the risk factors set forth in the First Quarter 10-Q and the risk factors pertaining to our restructuring, listing on the NYSE and class action litigation are replaced by the risk factors below. You should carefully consider the risks described below in addition to those set forth in the 10-K, as well as the other information included in this document. Our business, results of operations and/or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.
We cannot be certain that our bankruptcy proceedings will not adversely affect our operations going forward.
     Although we emerged from bankruptcy on May 12, 2006 there is no assurance that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers and others and to attract and retain customers and employees. The failure to obtain such favorable terms, attract and retain customers and employees could adversely affect our financial performance. Additionally, the failure of the Company to be awarded new projects during the bankruptcy proceedings may negatively affect the Company’s financial results following emergence from bankruptcy protection as projects normally run months and in many cases years from start to completion so the effects on financial operation from diminished amount of new business during the bankruptcy will last beyond the bankruptcy process.
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
     We are subject to an investigation by the Securities and Exchange Commission concerning the Company’s inability to file its 10-Q in a timely fashion, the internal investigation conducted by counsel to the Audit Committee of the Predecessor’s Board of Directors, the material weaknesses identified by the Company’s auditors in August 2004, and related matters. As we disclosed on April 24, 2006, on April 20, 2006 the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, the Company has been informed that Wells Notices have been issued to its current chief financial officer and certain former executives of the Company. A “Wells Notice” indicates that the Staff intends to recommend that the agency bring an enforcement action against the recipients for possible violations of federal securities laws. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
We have a substantial amount of debt and restrictive covenants related to our debt. Our current debt level or restrictive debt covenants could limit our ability to fund future working capital needs and increase our exposure during adverse economic conditions:
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
     To service our indebtedness, including trade payables, and working capital, and to fund operational reorganizations and initiate delayed projects we require a significant amount of cash flow, and we cannot assure you that we will have sufficient cash flow to meet these liquidity needs and obligations.
     Our cash flow fluctuates seasonally and even daily, sometimes significantly. During our operational restructuring process and transition time between being in bankruptcy and out there may be times where our trade vendors are more reluctant to extend credit and changes in operations including starting delayed projects can increase our working capital needs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The table does not include 44,806 shares withheld to satisfy tax withholding requirements related to restricted stock issued pursuant to the 1999 Plan which vested on May 12, 2006. The average price of these shares was $1.53.

			(c) Total Number	(d) Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	(a) Total Number	(b) Average	Announced	Yet Be
	of Shares	Price Paid Per	Plans or	Purchased
	Purchased	Share	Programs	Under the Plan
Period	(Amounts in thousands, except per share amounts)
April 1, 2006—April 30, 2006	—	$—	—	$8,353
May 1, 2006—May 31, 2006	—	—	—	8,353
June 1, 2006—June 30, 2006	—	—	—	8,353

Total	—	$—	—	$8,353

     On August 8, 2006, the Board of Directors terminated the share repurchase plan.
     Pursuant to the Plan and the Company’s Second Amended and Restated Certificate of Incorporation, on May 12, 2006, the reorganized Company issued (i) 12,631,421 shares of new common stock to the holders of Senior Subordinated Notes and (ii) 2,310,626 shares of new common stock to the holders of existing common stock interests. The common stock issued pursuant to the Plan was issued pursuant to Section 1145 of the Bankruptcy Code, which exempts the issuance of securities from the registration requirements of the Securities Act of 1933, as amended.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     As further described in “Part 1, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Plan of Reorganization, the Company and all its direct subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. As more fully described in the Second Amended Joint Plan of Reorganization (the “Plan”), filed herewith as Exhibit 2.1, and incorporated herein by reference, holders of Class 5, Class 6 and Class 8 Claims (each as defined in the Plan, with Class 8 being the holders of our outstanding Common Stock) were entitled to vote to accept or reject the Plan. The deadline for such votes was April 19, 2006, and holders of the Class 5, Class 6 and Class 8 Claims each voted to accept the Plan by an affirmative vote of 100%, 100% and 85% of the holders actually voting, respectively.
ITEM 5. OTHER INFORMATION
     On August 8, 2008, the Board of Directors determined to pay Mr. Donald Luke, Director, a one time board fee in the amount of $25,000. This fee is for work performed by Mr. Luke, as a director, related to the successful search for a new Chief Executive Officer and assistance provided to the recent Chief Restructuring Officer.
ITEM 6. EXHIBITS

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006)

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

10.1	Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, and its subsidiaries Inc., Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2	Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.3	Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P., and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.4	First Amendment, dated as of June 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

10.5	Restated Indemnity, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.6	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.7	Integrated Electrical Services, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

10.8	Form of stock option award agreement under the 2006 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.9	Form of restricted stock award agreement under the 2006 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.10	Schedule of restricted stock awards to officers (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.11	Employment Agreement with Michael J. Caliel dated June 26, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

10.12	Stock Purchase Amendment, dated as of July 16, 2006, by and between the Company and Tontine Capital Overseas Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2006)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1*	Section 1350 Certification of Michael Caliel, Chief Executive Officer

32.2*	Section 1350 Certification of David A. Miller, Chief Financial Officer

99.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006)

*	Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.

Date: August 9, 2006	By:	/S/ David A. Miller

David A. Miller
Senior Vice President and
Chief Financial Officer

Exhibit Index

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006)

10.1	Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, and its subsidiaries Inc., Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2	Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.3	Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P., and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.4	First Amendment, dated as of June 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

10.5	Restated Indemnity, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.6	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.7	Integrated Electrical Services, Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

10.8	Form of stock option award agreement under the 2006 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.9	Form of restricted stock award agreement under the 2006 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.10	Schedule of restricted stock awards to officers (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.11	Employment Agreement with Michael J. Caliel dated June 26, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

10.12	Stock Purchase Amendment, dated as of July 16, 2006, by and between the Company and Tontine Capital Overseas Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2006)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer

32.1*	Section 1350 Certification of Michael Caliel, Chief Executive Officer

32.2*	Section 1350 Certification of David A. Miller, Chief Financial Officer

99.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006)

*	Filed herewith