Form 10-K
period 2006-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2006-12-21
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13783

Integrated Electrical Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
1800 West Loop South Suite 500 Houston, Texas	77027
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (713) 860-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

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
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock of the Registrant on March 31, 2006 held by non-affiliates was approximately $37.9 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.  Yes ☑     No ☐

As of December 15, 2006, there were outstanding 15,377,742 shares of common stock of the Registrant (includes 32,272 shares reserved for issuance upon exchange of previously issued shares pursuant to the Company’s Plan of Reorganization approved by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division which became effective on May 12, 2006).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on February 8, 2007 is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.

Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel
Rule 13a-14(a)/15d-14(a) Certification of David A. Miller
Section 1350 Certification of Michael Caliel
Section 1350 Certification of David A. Miller

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	potential difficulty in fulfilling the restrictive terms of, and the high cost of, the Company’s credit facilities and term loan;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements if not waived or rectified;

•	limitations on the availability of sufficient credit or cash flow to fund working capital;

•	the increased costs of surety bonds;

•	risk associated with failure to provide surety bonds on jobs where the Company has commenced work or is otherwise contractually obligated to provide surety bonds;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing material weaknesses identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, seasonality and differing regional economic conditions;

•	fluctuations in financial results from operations caused by the increases in and fluctuations of pricing of commodities used in Company’s business particularly copper, steel, gasoline, lumber and certain plastics.

•	general economic and capital markets conditions, including fluctuations in interest rates that affect construction;

•	inaccurate estimates used in entering into and executing contracts;

•	inaccuracies in estimating revenue and percentage of completion on contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians;

•	accidents resulting from the numerous physical hazards associated with the Company’s work and the number of miles of driving of Company vehicles with the level of exposure to vehicle accidents;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation, class action or other litigation now pending;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	difficulties in integrating new types of work into existing subsidiaries;

•	inability of the Company to incorporate new accounting, control and operating procedures and consolidations of back office functions;

•	the loss of productivity, either at the corporate office or operating level;

•	the residual effect with customers and vendors from the bankruptcy process leading to less work or less favorable delivery or credit terms;

•	the lowered efficiency and higher costs associated with projects at subsidiaries that the Company has determined to wind down or close; and

•	growth in latent defect litigation in the residential market and the expansion of such litigation into other states where the Company provides residential electrical work for new home builders.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I. Item 1A. of this report under the heading “Risk Factors” could cause future outcomes to differ materially from those expressed in such forward looking statements. We undertake no obligation to publicly update or revise information concerning the Company’s borrowing availability, or its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-K pursuant to the safe harbor established under the private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

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

Our electrical contracting services include design of the electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures as well as long-term contract maintenance. We service commercial, industrial and residential markets and have a diverse customer base including: general contractors; property managers and developers; corporations; government agencies and municipalities; and homeowners. We provide services for a variety of projects including: high-rise residential and office buildings, power plants, manufacturing facilities, municipal infrastructure and health care facilities and residential developments. We also offer low voltage contracting services as a complement to our electrical contracting business. Our low voltage services include design and installation of external cables for corporations, universities, data centers and switching stations for data communications companies as well as the installation of fire and security alarm systems. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house engineers or projects that require specific market expertise such as hospitals or power generation facilities, as well as service, maintenance and certain renovation and upgrade work, which tends to either be recurring, have lower sensitivity to economic cycles, or both.

As of December 2006, we provide our services from 121 locations currently serving the continental 48 states. We continue to focus internally on integrating our information technology systems to enhance operating controls of our organization, as well as integrating a consolidated procurement program to manage vendors on a national basis.

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

(iii) Certain members of management received 384,850 restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to our 2006 equity incentive plan. The restricted shares of new common stock vest over approximately a three-year period.

(iv) $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan.

(v) All other allowed claims were either paid in full in cash or reinstated.

Competitive Strengths

Our competitive strengths include the following:

•	Geographic diversity — We have 121 locations, currently serving the continental 48 states and have worked on more than 1,300 contracts over $250,000 and more than 4,100 contracts overall in 2006. Our national presence sometimes mitigates much of the region specific economic slowdowns. Since 1997, much of our revenues have been derived from the Sunbelt states, which have had higher growth rates than overall U.S. construction. Our geographic diversity also enables us to serve national customers with multiple locations.

•	Customer diversity — Our diverse customer base includes general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2006. We believe that customer diversity provides us with many advantages including reducing our dependence on any single customer. Additionally, our expertise in a variety of industries coupled with our national reach allows us to be flexible and to share our expertise across regions.

•	Expertise — We have expertise in high-rise buildings including hotels, condominiums and office buildings, retail centers, hospitals, switching centers and utility substations and single-family and multi-family residential homes. We believe that our technical expertise provides us with (1) access to higher margin design-and-build projects; (2) access to growth markets including wireless telecommunications, high voltage line work, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors.

•	Ability to Service National Projects — Our nationwide presence and name recognition helps us compete for larger, national contracts with customers that operate throughout the U.S. Additionally, we believe our size and national service offering uniquely positions us as the only single source open shop electrical contracting service provider able to execute projects on a national basis. We are able to take on very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors. This type of work represents a growing market and we have made progress in pursuing these sizable accounts.

•	Access to resources — Access to resources is a key to success, especially in this robust market environment. We, like many of our competitors, have experienced increased costs and limited availability of bonding required for specific projects. Losses experienced by the surety industry in recent years have caused surety providers to limit capacity and increase prices for all participants, including us, even though we have incurred no surety losses on any project in our almost nine-year history. Currently there are restrictions on the amount of surety we have available and limits on the types of projects we may bond. As a result, we attempt to pursue those contracts that are the most economically attractive and those where the bonding costs can be justified by the expected return. As of September 30, 2006, the expected costs to complete for projects covered by Chubb and SureTec was $44.2 million. We also had $22.4 million in aggregate face value of bonds issued under Scarborough. We believe we have adequate remaining available bonding capacity, subject to the sole discretion of our surety providers (See Part II, Item 7. “Surety”). Additionally, we have access to our credit facility. As of September 30, 2006, we had cash and cash equivalents of $28.2 million, restricted cash of

$20.0 million, $55.6 million in outstanding borrowings under our term loan, $45.5 million of letters of credit outstanding and available capacity under our revolving credit facility of $34.5 million.

•	Proprietary systems and processes — We have proprietary systems and processes that help us bid on projects, manage projects once they have been awarded and maintain and track customer information. In addition, we developed techniques and processes for installation on a variety of different projects, including a prefabrication process we implemented throughout the organization.

•	Utilization of prefabrication processes — Our size and 100% merit shop environment has allowed us to implement best prefabrication practices across our company quickly. We prefabricate and preassemble or prepackage significant portions of electrical installations off-site and ship materials to the installation sites in specific sequences to optimize materials management, improve efficiency and minimize our employees’ time on job sites. This is safer, more efficient and more cost effective for both us and our customers.

•	Experienced management — We have developed a strong team of executive officers, which have a vast range of experiences and well-known reputations in the markets they have served. This team has been put in place to identify challenges that may arise in the business functions, seek opportunities for change and improvement and react accordingly. Our focus as management is to drive operational improvements, set strategy and build capabilities. We believe management and our employees currently own approximately 1-2% of our outstanding common stock.

Short Term Initiatives

Fiscal year 2006 was a year of transition for IES. We proceeded through and successfully emerged from a voluntary reorganization under Chapter 11. As part of the rebuilding processes we:

•	hired a new President and Chief Executive Officer who we believe will provide the leadership to rebuild, strengthen, and grow IES;

•	continued to divest or close non-core and underperforming subsidiaries, keeping sight of our long-term strategic goals;

•	began a comprehensive review of all project, operations, and financial processes to increase visibility and predictability of our subsidiaries and corporate functions;

•	continued our focus on safety, again exceeding the prior year’s safety performance. We are resolute that a culture focused on safety is central to excellence in project execution and significantly reduces risks to our employees and consequent costs to the business.

We are focused on strengthening the foundation of the company.

During the fall of 2006, under the leadership of our Executive Management Team, we began a systematic program to strengthen our core processes, which will review all key elements of the IES enterprise, including our personnel, processes and business systems. This systematic review is guided by an assembly of expert teams from within our business units supported by our Executive Management Team and operational management.

Industry Overview

Reviewing the most recently available data from McGraw Hill Construction Analytics, FMI Construction Outlook and the U.S. Census Bureau, we believe inflation is a valid concern but we have not yet seen a significant downturn in residential construction as many economists had predicted. However, according to FMI Construction Outlook there is projected growth in non-residential construction, which is projected to be offset by decreased spending in residential. Using data from all three sources mentioned above, the five-year compounded annual growth rate for non-residential construction is 3.4%, which is an increase over the five-

year compounded annual growth rate for non-residential construction this time last year of 1.4%. The five-year compounded annual growth rate for residential construction is still increasing, but at a reduced rate, of 9.8% versus this time last year with a five-year compounded annual growth rate for residential construction of 11.4%.

Over the longer term, the housing market is anticipated to return to a moderate growth rate. Based on research provided by FMI Construction Outlook and McGraw-Hill Construction, residential construction is projected to continue to grow, but at a decreased rate with the projected five-year compounded annual growth rate to be 1.6%. This decreased growth in residential construction is expected to be offset by an increase in non-residential construction. This expected increase in non-residential construction is partly due to price inflation including rising labor and material costs and due to upgrades and the use of higher end materials and increased square footage. The projected five-year compounded annual growth rate for non-residential construction is 4.5%.

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

Demand for our commercial and industrial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 2002 through 2006, our compound annual growth rate from commercial and industrial revenue has remained essentially flat compared to the industry average where the non-residential construction industry has grown at a compound annual rate of approximately 4.4% per year. Commercial and industrial work represented approximately 66%, 63% and 58% of our revenues for the years ended September 30, 2004, 2005 and 2006, respectively. For additional segment information for each of the three years ended September 30, 2006, see Note 12 to the Consolidated Financial Statements.

New commercial and industrial work begins with either a design request or engineer’s plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary, detailed design specifications, engineering drawings and cost estimates. Projects we design and build generally provide us with higher margins. “Design and build” gives full or partial responsibility for the design specifications of the installation. Design and build is an alternative to the traditional “plan and spec” model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform “design and build” work, because it allows us to use past experience to install a more cost effective project for the customer with higher profitability to us. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to our customer for payment, less retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during this time, including:

•	ordering of equipment and materials;
•	fabricating or assembling of certain components (pre-fabrication);
•	delivering of materials and components to the job site; and
•	scheduling of work crews, inspection and quality control.

Our service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to economic fluctuations. Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semiannual fee for periodic diagnostic services. Per-call service and maintenance is initiated when a customer requests emergency repair service. Service technicians are scheduled for the call or routed to the customer’s residence or business by the dispatcher. We will then follow up with the customer to schedule periodic maintenance work. Most service work is warranted for thirty days. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

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

Residential Market —  Our work for the residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, for local, regional and national homebuilders and developers. We believe demand for our residential services is dependent on the number of single-family and multi-family home starts in the markets we serve. Single-family home starts are affected by the level of interest rates and general economic conditions. A competitive factor particularly important in the residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. This ability has become increasingly important as consolidation has occurred in the residential construction industry, and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions.

We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market. Our residential business has experienced significant growth. Our compound annual growth rate from residential electrical revenue has grown 11.3% from fiscal 2002 through 2006 compared to an industry average of approximately 8.3% over the same period. Residential electrical contracting represented approximately 34%, 37% and 42% of our revenues for the years ended September 30, 2004, 2005 and 2006, respectively.

The residential business is generally more profitable and less capital intensive than our commercial and industrial business. It also has lower barriers to entry and has a much lower surety bonding need. For additional segment information for each of the three years ended September 30, 2006, see Note 12 to the Consolidated Financial Statements. Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter.

Customers

We have a diverse customer base. We will continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service. During the years ended September 30, 2004, 2005 and 2006, no single customer accounted for more than 10% of our revenues.

Backlog

For the fiscal year ended September 30, 2006, we had backlog associated with our continuing operations of approximately $370.9 million compared to a backlog of approximately $332.5 million for the fiscal year ended September 30, 2005. We had backlog associated with our discontinued operations of approximately $3.7 million for the fiscal year ended September 30, 2006 versus $48.2 million for the fiscal year ended September 30, 2005.

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

Control and Information Systems.  We are committed to performing those controls and procedures that improve our efficiency and the monitoring of our operations. In fiscal 2006, we completed our deployment of a standard financial accounting software to all of our construction companies for their accounting and reporting needs. We believe having this common system is paramount to growing our business. Additionally, we have implemented a financial reporting and planning application to complement the standard financial accounting software that provides a uniform structure and analytical tool for the reporting process. Implementation of this system and the complementary financial reporting application allows us to obtain more timely results of operating performance and perform a more detailed analysis. In addition to our financial accounting system, other controls and procedures we have in place include but are not limited to:

•	Pre-determined approval levels for bidding jobs. Each subsidiary may approve certain jobs based on each subsidiary’s gross revenues, the level of experienced estimating personnel on staff, the type of work to be bid (i.e. niche vs. non-niche work), and manpower availability. If a job exceeds these parameters, additional approvals must be obtained;

•	A uniform monthly reporting process with data controls; and

•	A series of monthly reviews conducted by our senior management team. The content of such meetings includes discussing safety performance, previous operating results, forecasts, opportunities and concerns.

Competition

The electrical contracting industry is highly fragmented and competitive. Most of our competitors are small, owner-operated companies that typically operate in a limited geographic area. There are few public companies focused on providing electrical contracting services. In the future, we may encounter competition from new market entrants.

Regulations

Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians;
•	building and electrical codes;
•	regulations relating to consumer protection, including those governing residential service agreements;
•	regulations relating to worker safety and protection of the environment; and
•	qualifications of our business legal structure in the jurisdictions where we do business.

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

Employees

At September 30, 2006, we had 7,183 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

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

We have adopted a Code of Ethics for Financial Executives, a Code of Business Conduct and Ethics for directors, officers and employees (the legal Compliance and Corporate Policy Manual) and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/ Governance Committees, copies of which may be found on our website at www.ies-co.com. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the Annual Meeting of Stockholders of the Company.

Item 1A.	Risk Factors

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

Resulting from our inability to timely file a 10-Q for the quarter ended June 30, 2004 and the associated decline in the trading price of our stock, a series of class action securities claims were filed and later consolidated into one action pending in Houston, Texas. We have Directors and Officers insurance that provides coverage for this action. It is difficult to predict liability or any potential range of damages that we might incur in connection with this action. An adverse result could have a material adverse effect on our business, financial condition or cash flows.

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

More than half of our business involves the installation of electrical systems in newly constructed and renovated buildings, plants and residences. The construction industry is cyclical and downturns in levels of construction or housing starts could have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase revenues from new installation services will depend on the number of new construction starts and renovations, which will likely correlate with the cyclical nature of the construction industry. The number of new building starts will be affected by local economic conditions, and other factors, including the following:

•	employment and income levels;
•	interest rates and other factors affecting the availability and cost of financing;
•	tax implications for homebuyers and commercial construction;
•	consumer confidence;
•	housing demand; and
•	commodity costs such as copper, steel, lumber and gasoline.

A majority of our business is focused in the southeastern and southwestern portions of the United States, concentrating our exposure to local economic conditions in those regions. Downturns in levels of construction or housing starts in these geographic areas could result in a material reduction in our activity levels. The residential construction portion of our business is beginning to see slowed growth and cost pressures which may affect the profitability of that portion of our business in some areas.

•	Completion of the jobs at the subsidiaries that IES determined to close could have a material adverse affect.

Five companies were closed but work remained at those five companies that had to be completed. This work has continued to lose money as many employees left for other positions before the work was completed. The high turnover resulted in loss of productivity, loss of continuity and familiarity with the job and additional training costs. Although the cost to complete such work is down to less than $4.1 million, there are still potentially future losses. The losses can result in covenant violations under the credit facility and the term loan as both have shut-down covenants.

•	The highly competitive nature of our industry could affect our profitability by reducing our profit margins.

The electrical contracting industry is served by many small, owner-operated private companies, public companies and several large regional companies. We could also face competition in the future from new competitors entering these markets because electrical contracting has a relatively low capital requirement for entry. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

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

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Untimely weather delay from rain, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. Additionally, increases in construction materials such as steel and lumber can alter the rate of new construction.

•	The estimates we use in placing bids could be materially incorrect. The use of incorrect estimates could result in losses on a fixed price contract. These losses could be material to our business.

We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of gasoline, labor and materials, however, may vary significantly from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results.

•	Commodity costs may fluctuate materially and the company many not be able to pass on all cost increases during the term of a contract.

We enter into many contracts at fixed prices and if the cost associated with commodities such as copper, steel, gasoline and certain plastics increase, the companies expect profit may decline under that contract.

•	We may experience difficulties in managing consolidations.

We expect to expend significant time and effort managing and merging existing operations. We cannot guarantee that our systems, procedures and controls will be adequate to support operations, including the timely receipt of financial information. As we have consolidated some support functions of human resources, payroll, estimating, safety, accounting, and other administrative support functions it has offered some cost savings. Those savings only arise after the consolidations and after additional time and effort managing that consolidation.

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

When we acquire a business, we record an asset called “goodwill” if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” established accounting and reporting requirements for goodwill and other intangible assets. SFAS No. 142 requires that goodwill attributable to each of four reporting units be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform impairment tests at least annually during the last fiscal quarter of each year. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our current and future executive officers, senior management and management personnel at the companies. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. During these volatile times we have an increased risk of employees departing. If we lose a group of key personnel or even one key person at a company, our operations could be adversely affected. We do not maintain key man life insurance.

•	We have restrictions and covenants under our credit facilities and term loan.

We may not be able to remain in compliance with the covenants in the term loan or the credit facility. We have already been required to amend the credit facility to adjust covenants for the shut down companies. A failure to fulfill the terms may result in a default under one or more of the material agreements.

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

In the construction business there are always claims and litigation. Latent defect litigation is a normal course for residential home builders in some parts of the country. Legislation in other states indicate such litigation may increase to those states. There is also the inherent claims and litigation risk of the number of people that work on construction sites and the fleet of vehicles on the road everyday. Those claims and litigation risks are managed through safety programs, insurance programs, litigation management at the corporate office and the local level and attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed and some for amounts in excess of their value or amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. Because of the large number of claims of a company with so many contracts and employees, there can be periods of time where a disproportionate amount of the claims and litigation may come to the point of resolution through the court system, arbitration, mediation, or settlement all in the same quarter or year. If these matters resolve near the same time then the cumulative effect can be higher than the ordinary level in any one reporting period.

Latent defect litigation is increasing in states where we perform work. Such increases can put additional pressure on the profitability of the residential segment of our business.

Independent of the normal litigation risks, as a result IES’ inability to timely file its third quarter Form 10-Q and the subsequent events, a class action lawsuit has been filed, and a formal SEC investigation is ongoing. Those matters are discussed in more detail in Item 3 of this document.

•	The sale of subsidiaries may expose us to losses.

We determined to sell all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets was a previous owner of those assets. That previous owner may sometimes still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser, who is often the person most familiar with the business unit being sold. There is the potential in retaining our corporate legal entity where we have sold substantially all of the assets. If the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assumed by others. We would then seek reimbursement from the parties that assumed those liabilities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate a fleet of approximately 2,500 owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.

At September 30, 2006, we maintained branch offices, warehouses, sales facilities and administrative offices at 121 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas.

Our properties are generally adequate for our present needs, and we believe that suitable additional or replacement space will be available as required.

Item 3.	Legal Proceedings

Refer to Note 16 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to December 15, 2005, our common stock traded on the NYSE under the symbol “IES.” Between December 15, 2005 and May 12, 2006 our common stock traded over-the-counter on the pink sheets under the symbol “IESR.” On May 12, 2006, concurrent with the completion of our restructuring and emergence from bankruptcy, our common stock effectively underwent a reverse stock split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. On May 15, 2006, our common stock commenced trading on NASDAQ under the ticker symbol “IESC.” The following table sets forth (1) the high and low close price on any given day within the quarter and the close price on the last day of the quarter for our common stock as reported on the NYSE for fiscal 2005 and a portion of the first quarter of fiscal 2006, (2) the high and low bid quotation on any given day within the quarter and the close bid quotation on the last day of the quarter for our common stock as reported in the over-the-counter market on the pink sheets for a portion of the first quarter and the second quarter and a portion of the third quarter of fiscal 2006, and (3) the high and low close price on any given day within the quarter and the close price on the last day of the quarter for our common stock as reported on NASDAQ for a portion of the third quarter and for the fourth quarter of fiscal 2006. The over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The following per share amounts prior to May 1, 2006 have been adjusted for the effect of the 17.0928 to 1 reverse stock split.

Predecessor Company

	High	Low

Fiscal Year Ended September 30, 2005
First Quarter	$92.98	$35.89
Second Quarter	$81.36	$46.66
Third Quarter	$49.40	$23.93
Fourth Quarter	$57.09	$31.62
Fiscal Year Ended September 30, 2006
First Quarter	$49.23	$6.84
Second Quarter	$19.14	$8.03
Third Quarter (Through May 12, 2006)	$26.15	$17.43

Successor Company

	High	Low

Third Quarter (From May 15, 2006)	$21.81	$17.47
Fourth Quarter	$18.49	$11.90

As of December 15, 2006, the closing market price of our Common Stock was $15.08 per share and there were approximately 222 holders of record.

We do not anticipate paying cash dividends on or repurchasing our common stock in the foreseeable future. We expect that we will utilize all available earnings generated by our operations, proceeds from sales of operations and borrowings under our credit facility for the development and operation of our business. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends on the common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	Predecessor
						Successor
					Seven Months	Five Months
					Ended	Ended
	Year Ended September 30,				April 30,	September 30,
	2002	2003	2004	2005	2006	2006
					(Restated)
	(In thousands, except per share data)
Continuing Operations:
Revenue	$908,951	$860,099	$838,054	$869,125	$530,381	$419,853
Cost of services	767,038	719,089	709,154	740,085	449,706	361,010

Gross profit	141,913	141,010	128,900	129,040	80,675	58,843
Selling, general & administrative expenses	129,244	112,293	119,970	131,562	70,311	53,800
Restructuring charges	5,556	—	—	—	—	—
Goodwill impairment	—	—	65,265	53,122	—	—

Income (loss) from operations	7,113	28,717	(56,335)	(55,644)	10,364	5,043

Reorganization items, net	—	—	—	—	(27,663)	1,419

Other (income) expense:
Interest expense, net	26,686	25,759	23,184	28,291	14,929	2,570
Other, net	1,146	212	6,010	2,517	(596)	13

Interest & other expense, net	27,832	25,971	29,194	30,808	14,333	2,583

Income (loss) from continuing operations	(20,719)	2,746	(85,529)	(86,452)	23,694	1,041
Provision (benefit) for income taxes	(8,280)	(2,516)	7,738	10,024	758	425

Net income (loss) from continuing operations	(12,439)	5,262	(93,267)	(96,476)	22,936	616
Discontinued Operations:
Income (loss) from discontinued operations	34,191	24,268	(28,251)	(41,346)	(15,148)	(8,787)
Provision (benefit) for income taxes	13,476	10,093	3,346	(8,190)	—	—

Net income (loss) from discontinued operations	20,715	14,175	(31,597)	(33,156)	(15,148)	(8,787)
Cumulative effect of change in Accounting Principle, net of tax	(283,284)	—	—	—	—	—

Net income (loss)	$(275,008)	$19,437	$(124,864)	$(129,632)	$7,788	$(8,171)

	Predecessor
						Successor
					Seven Months	Five Months
					Ended	Ended
	Year Ended September 30,				April 30,	September 30,
	2002	2003	2004	2005	2006	2006
					(Restated)
	(In thousands, except per share data)
Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(0.83)	$0.34	$(6.23)	$(6.44)	$1.49	$0.04
Basic earnings (loss) per share from discontinued operations	$1.38	$0.92	$(2.11)	$(2.21)	$(1.01)	$(0.59)
Cumulative effect of change in accounting principle	$(18.92)	$—	$—	$—	$—	$—
Basic earnings (loss) per share	$(18.37)	$1.26	$(8.34)	$(8.66)	$0.51	$(0.55)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(0.83)	$0.34	$(6.23)	$(6.44)	$1.49	$0.04
Diluted earnings (loss) per share from discontinued operations	$1.38	$0.92	$(2.11)	$(2.21)	$(0.99)	$(0.57)
Cumulative effect of change in accounting principle	$(18.92)	$—	$—	$—	$—	$—
Diluted earnings (loss) per share	$(18.37)	$1.26	$(8.34)	$(8.66)	$0.51	$(0.53)
Shares used in the computation of earnings (loss) per share:
Basic	14,970,502	14,970,502	14,970,502	14,970,502	14,970,502	14,970,502
Diluted	14,970,502	15,373,969	14,970,502	14,970,502	15,373,969	15,373,969
Balance Sheet Data:
Cash and cash equivalents	$32,779	$40,201	$22,232	$37,945	$16,973	$28,166
Working capital	306,582	326,023	222,853	(32,564)	151,473	136,125
Total assets	711,530	714,487	580,933	412,854	379,322	375,515
Total debt	249,009	248,378	231,280	223,884	53,158	55,765
Total stockholders’ equity	252,775	264,907	143,168	15,861	160,342	154,643

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-K. See “Disclosure Regarding Forward-Looking Statements”.

General

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

Basis of Presentation

In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”.  Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

References to year-to-date 2006 financial information throughout this discussion combine the periods of October 1, 2005 to April 30, 2006 (Predecessor) with May 1, 2006 to September 30, 2006 (Successor). A reconciliation is provided to that effect. Management believes that providing this financial information is the most relevant and useful method for making comparisons to the twelve months ended September 30, 2004, September 30, 2005 and September 30, 2006.

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

(iii) Certain members of management received restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 equity incentive plan. The restricted shares of new common stock vest over approximately a three-year period.

(iv) The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan (see Note 9 to our Consolidated Financial Statements).

(v) All other allowed claims were either paid in full in cash or reinstated.

Reorganization Items

Reorganization items refer to revenues, expenses (including professional fees), realized gains, losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. The following table summarizes the components included in reorganization items on the consolidated statements of operations for the seven months ended April 30, 2006 (Predecessor) and for the five months ended September 30, 2006 (Successor) (in thousands):

	Predecessor	Successor
	Seven Months Ended	Five Months Ended
	April 30, 2006	September 30, 2006
	(Restated)
Gain on debt-for-equity exchange(1)	$(46,117)	$—
Fresh-start adjustments(2)	(49)	—
Professional fees and other costs(3)	13,598	1,419
Lease rejection costs(4)	945	—
Unamortized debt discounts and other costs(5)	539	—
Embedded derivative liabilities(6)	(1,482)	—
Unamortized debt issuance costs(7)	4,903	—

Total reorganization items	$(27,663)	$1,419

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services.

(4)	Claims arising from rejection of executory lease contracts during the bankruptcy proceedings.

(5)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(6)	Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(7)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

Delisting from the NYSE

As previously disclosed, on December 15, 2005, in our current report on Form 8-K filed with the SEC, the NYSE suspended trading of our common stock and informed us of the NYSE’s intent to submit an application to the SEC to delist our common stock after completion of applicable procedures, including any appeal by us of the NYSE’s staff’s decision. We appealed the NYSE’s staff’s decision. On April 11, 2006, we received notification from the NYSE that a meeting was held on April 5, 2006 to consider the appeal. In this meeting, the NYSE staff’s decision was affirmed to suspend and delist the common stock. In addition, the NYSE staff was directed to submit an application to the SEC to strike the common stock from listing in accordance with Section 12 of the Securities Exchange Act of 1934. On June 26, 2006, our listing on the NYSE was removed.

Listing on NASDAQ

We submitted the initial application to list our new common stock on NASDAQ upon emerging from Chapter 11 and was approved and listed for quotation commencing on May 15, 2006. Our new common stock now trades under the ticker symbol IESC.

Costs Associated with Exit or Disposal Activities

As a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries are included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier. Further information can be obtained by referring to Part II, Item 7. “Discontinued Operations” for a summary of the exit plan.

Surety

The Chubb Surety Agreement

We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006 and related documents, with Chubb, which provides for the provision of surety bonds to support our contracts with certain of our customers.

In connection with our restructuring and the order confirming our plan of reorganization under Chapter 11 of the Bankruptcy Code, we entered into a post-confirmation financing agreement with Chubb. Effective June 1, 2006, this agreement provides Chubb (1) in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with not more than $10 million in new surety bonds to be issued in any given month; (2) no single bond will be issued under the facility with a penal sum in excess of $3 million, or with respect to a contract having a completion date more than 18 months from the commencement of work thereunder, and (3) to give permission for our use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. We paid a facility fee of $1.0 million to Chubb at inception of this agreement. This fee was capitalized and is being amortized over the life of the agreement. The Chubb exit agreement expires on December 31, 2006. As of September 30, 2006, we had $43.7 million bonded costs to complete under outstanding Chubb bonds.

On October 30, 2006, we entered into an amendment to the surety agreement with Chubb. Under the amendment, we agreed to pay a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the amendment and the balance will be paid on or before January 2, 2007. The amendment allows us to have up to $80 million cost to complete on bonded projects at any time. At September 30, 2006, bonded cost to complete was $43.7 million. The amendment deletes the expiration date for issuance of bonds under the surety agreement and deletes the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provides for the reduction of the existing pledged cash collateral amount to $14.0 million by January 2, 2007. This $14.0 million in cash collateral is recorded in other non-current assets, net at September 30, 2006. Together with the existing letters of credit, the total collateral that will continue to be held by the surety will be $35.0 million as of January 2, 2007. The excess collateral amount of approximately $4.8 million was returned to us on November 1, 2006. This $4.8 million is in prepaid expenses and other current assets at September 30, 2006. The amendment removes prior restrictions on writing bonds to two of our subsidiaries. The amendment reduces the bond premium from $17.50 per $1,000.00 to $15.00 per $1,000.00. Additionally, the amendment amends the definition of “surety loss” to exclude certain professional fees incurred before October 31, 2006. Further details can be obtained on the amendment in our Form 8-K dated October 30, 2006.

The SureTec Bonding Facility

We are party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company, which provides for the provision of surety bonds to support our contracts with certain of its customers.

The SureTec facility provides for SureTec in its sole and absolute discretion to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of September 30, 2006, we had $0.5 million bonded cost to complete under the SureTec bonding facility.

The Scarborough Bonding Facility

We are party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety, to supplement the bonding capacity under the Chubb facility and the SureTec facility.

Under the Scarborough facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $50 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to a corporate surety, like Chubb or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the irrevocable trust receipt and the related bond. The bonds are also reinsured.

Scarborough’s obligation to issue new bonds will be discretionary, and the aggregate bonding was subject to Scarborough’s receipt of $2.0 million in collateral to secure all of our obligations to Scarborough. Bank of America and Scarborough have entered into an inter-creditor agreement. As of September 30, 2006, we had $22.4 million in aggregate face value of bonds issued under the Scarborough bonding facility.

Financing

Pre-Petition Credit Facility

On August 1, 2005, we entered into a three-year $80 million pre-petition asset-based revolving credit facility with Bank of America, N.A., as administrative agent. The pre-petition credit facility replaced our existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005.

The pre-petition credit facility allowed us and our subsidiaries to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the pre-petition credit facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80 million.

We amended the pre-petition credit facility several times between August 2005 and February 2006 prior to filing for Chapter 11 bankruptcy. The pre-petition credit facility was replaced by a debtor-in-possession credit facility on February 14, 2006.

Further details can be obtained from the Loan and Security Agreement dated as of August 1, 2005, and filed as exhibit 10.1 to the Form 8-K dated August 4, 2005.

Debtor-in-Possession Financing

On February 14, 2006, in connection with the Chapter 11 cases, we entered into the debtor-in-possession loan and security agreement with Bank of America. The debtor-in-possession credit facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.

The debtor-in-possession credit facility provided for an aggregate financing of $80 million while we were in bankruptcy, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the pre-petition credit facility constituted obligations and liabilities under the debtor-in-possession credit facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the pre-petition credit facility during the quarter ended March 31, 2006.

We utilized the debtor-in-possession credit facility to issue letters of credit for (1) certain insurance programs; (2) our surety programs; and (3) certain projects.

On our emergence from bankruptcy, in accordance with the plan, the debtor-in-possession credit facility was replaced by a new credit facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense and are reflected in the statements of operations for the seven months ended April 30, 2006. Amortization during the seven months ended April 30, 2006 was $1.0 million.

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the plan.

On October 13, 2006, we entered into an amendment and waiver to the loan and security agreement, dated May 12, 2006, with Bank of America (see Form 8-K filed on October 13, 2006). The amendment amends the loan agreement to change the minimum amount of the Shutdown EBIT (defined in Exhibit 10.1 to our current report on Form 8-K, filed on May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $18.0 million to $21.0 million. The amendment also provides a waiver of any violation of the loan and security agreement resulting from our failure to achieve the minimum Shutdown EBIT on the August 31, 2006 measurement date.

On November 30, 2006, we entered into an amendment, dated October 1, 2006, with Bank of America. The amendment changes the minimum amount of the EBIT permitted for the companies associated with the exit plan (See Part II, Item 7, “Costs Associated with Exit or Disposal Activities” below for a summary of the exit plan) for the period beginning on October 1, 2006 and thereafter from zero to negative $2.0 million. The amendment also deletes the covenant requiring the subsidiaries associated with the exit plan to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified. Further details can be obtained by referencing our Form 8-K dated December 5, 2006.

On December 11, 2006, we entered into an amendment to the loan and security agreement, dated May 12, 2006 with Bank of America. The amendment amends the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $21.0 million to $22.0 million.

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

The credit facility will mature on May 12, 2008. The credit facility is guaranteed by our subsidiaries and is secured by first priority liens on substantially all of our and our subsidiaries existing and future acquired assets, exclusive of collateral provided to sureties. The credit facility contains customary affirmative, negative and financial covenants binding us as described below.

The financial covenants, as amended, require us to:

•	Maintain a minimum cumulative earnings before interest, taxes, depreciation, amortization and restructuring expenses beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain a minimum cumulative earnings before interest and taxes at the shutdown subsidiaries beginning with the period ended May 31, 2006.

•	Maintain a minimum level of net working capital beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Not permit our earnings before interest and taxes at our commercial units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Not permit our earnings before interest and taxes at our residential units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain a maximum leverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Not allow our cumulative capital expenditure to exceed the amounts specified in the agreement beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain cash collateral in a cash collateral account of at least $20.0 million.

The Term Loan

On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and an affiliate and Flagg Street Partners LP and affiliates for refinancing the senior convertible notes.

On November 30, 2006, we entered an amendment agreement, dated October 1, 2006, with Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. This amendment to the term loan changes the amount of EBIT permitted for the companies associated with the exit plan (See Part II, Item 7, “Costs Associated with Exit or Disposal Activities” above for a summary of the exit plan) from not less than zero to not less than negative $2.0 million. The covenant requiring these subsidiaries to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash was deleted. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified. Further details can be obtained by referencing our Form 8-K dated December 5, 2006.

The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, in arrears, quarterly, provided that, in our sole discretion, until the third anniversary of the closing date that we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. As of September 30, 2006, we have capitalized interest as additional loans of $2.6 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments on the conditions as set in the term loan agreement. The term loan is guaranteed by our subsidiaries, is secured by substantially the same collateral as the revolving credit facility and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the three months ended September 30, 2006 was 12.3% as a result of our performance during the six months ended June 30, 2006.

The term loan has many of the same financial covenants as the credit facility beginning October 1, 2006. In addition, the term loan prohibits the EBITDA minus Capex Level (as defined) to be less than negative $20.0 million for any fiscal quarter or on a cumulative basis at each quarter end beginning January 1, 2006 and ending December 31, 2006.

Investment in Energy Photovoltaics, Inc.

On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. (“Tontine”). Tontine, together with its affiliates, owns approximately 34% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.

Pursuant to the stock purchase agreement, on July 17, 2006 we issued 58,072 shares of our common stock to Tontine for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on the NASDAQ Stock Market on July 14, 2006. The proceeds of the sale were used to make a new $1.0 million investment in Energy Photovoltaics, Inc. (“EPV”), a company in which we, prior to this new investment, held and continue to hold a minority interest. The IES common stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

We had previously accounted for our original investment in EPV under the equity method of accounting and accordingly recorded our share of EPV’s losses of $0.9 million, $1.4 million and zero for the years ended September 30, 2004, 2005 and 2006, respectively. The carrying amount of the original investment prior to this new investment was zero at September 30, 2005 as a result of recording our pro-rata share of losses and an impairment charge of $0.7 million. Additionally, we had a note receivable from EPV of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the new investment of $1.0 million in exchange for EPV common stock, we converted the previous note receivable investment and the previous preferred stock investment into common stock of EPV. After our new investment in EPV of $1.0 million, we owned 17.64% of EPV common stock, which can be diluted down to 15.81% assuming full exercise of all available stock options for grant and the exercise of all outstanding warrants. We began accounting for this new investment in EPV using the cost method of accounting in July 2006.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 4 of “Notes to Consolidated Financial Statements” and at relevant sections in this discussion and analysis.

As a result of the Chapter 11 bankruptcy proceedings, we prepared our financial statements in accordance with SOP 90-7 from the commencement date through April 30, 2006, the date of adoption of fresh-start reporting. SOP 90-7 requires us to, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, (3) assess the applicability of fresh-start start accounting upon emergence from bankruptcy and (4) allocate the reorganization value to our assets and liabilities only if fresh-start is applicable. This allocation requires certain assumptions and estimates to determine the fair value of asset groups including estimates about future cash flows, discount rates, among other things.

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

We evaluate goodwill for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. During the twelve months ended September 30, 2005 and 2006, we recorded goodwill impairments of $53.1 million and $0 million, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups including estimates about future cash flows, discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections. During the twelve months ended September 30, 2005 and 2006, we recorded a non-cash impairment charge of $6.0 million and $0.4 million, respectively, related to long-lived assets of continuing operations.

We provide an allowance for doubtful accounts for unknown collection issues, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, our customers’ willingness to pay, general economic conditions and the ongoing relationships with our customers.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2006, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

New Accounting Pronouncements

In accordance with SOP 90-7, we are required to adopt all new accounting pronouncements upon emergence from bankruptcy, if issued prior to and have effective dates within one year of the date of adoption of fresh-start reporting. We adopted fresh-start reporting on April 30, 2006. These accounting policies, as well as others, are described in Note 4 of “Notes to Consolidated Financial Statements” and at relevant sections in this discussion and analysis.

Results of Operations

Effective April 30, 2006, we implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements prior to May 1, 2006 are not comparable with the financial statements for the period of May 1, 2006 to September 30, 2006. However, for management’s discussion and analysis of the results of operations, the twelve months ended September 30,

2006 have been compared to the twelve months ended September 30, 2005. We believe this comparison provides a better perspective of our on-going financial and operational performance. References to the twelve months ended September 30, 2006 financial information throughout this discussion combine the periods of October 1, 2005 to April 30, 2006 with May 1, 2006 to September 30, 2006. A reconciliation is provided to that effect.

The following table presents selected historical results of operations of IES and its subsidiaries with dollar amounts in millions. These historical statements of operations include the results of operations for businesses acquired through purchases beginning on their respective dates of acquisition.

	Predecessor						Successor
			Twelve Months		Seven Months		Five Months		Twelve Months
	Twelve Months Ended		Ended		Ended		Ended		Ended
	September 30,		September 30,		April 30,		September 30,		September 30,
	2004		2005		2006		2006		2006
	$	%	$	%	$	%	$	%	$	%
					(Restated)
	(Dollars in millions)
Revenues	$838.1	100%	$869.1	100%	$530.4	100%	$419.8	100%	$950.2	100%
Cost of services (including depreciation)	709.2	85%	740.1	85%	449.7	85%	361.0	86%	810.7	85%

Gross profit	128.9	15%	129.0	15%	80.7	15%	58.8	14%	139.5	15%
Selling, general & administrative expenses	120.0	14%	131.6	15%	70.3	13%	53.8	13%	124.1	13%
Goodwill Impairment	65.3	8%	53.1	6%	—	—%	—	—%	—	—%

Income (loss) from operations	(56.4)	(7)%	(55.7)	(6)%	10.4	2%	5.0	1%	15.4	2%
Reorganization items, net	—	—%	—	—%	(27.6)	(5)%	1.4	—%	(26.2)	(3)%
Interest and other expense, net	29.2	3%	30.8	4%	14.3	3%	2.6	1%	16.9	2%

Income (loss) before income taxes	(85.6)	(10)%	(86.5)	(10)%	23.7	4%	1.0	—%	24.7	3%
Provision for income taxes	7.7	1%	10.0	1%	0.8	—%	0.4	—%	1.2	—%

Income (loss) from continuing operations	(93.3)	(11)%	(96.5)	(11)%	22.9	4%	0.6	—%	23.5	2%
Income (loss) from discontinued operations	(31.6)	(3)%	(33.1)	(4)%	(15.1)	(3)%	(8.8)	(2)%	(23.9)	(2)%

Net income (loss)	$(124.9)	(14)%	$(129.6)	(15)%	$7.8	1%	$(8.2)	(2)%	$(0.4)	—%

YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO YEAR ENDED SEPTEMBER 30, 2005

Revenues

	Predecessor				Successor
	Twelve Months		Seven Months		Five Months		Twelve Months
	Ended		Ended		Ended		Ended
	September 30, 2005		April 30, 2006		September 30, 2006		September 30, 2006
		% Net		% Net		% Net		% Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
			(Restated)
	(Dollars in millions)
Commercial and Industrial	$551.6	63%	$314.9	59%	$239.5	57%	$554.4	58%
Residential	317.5	37%	215.5	41%	180.3	43%	395.8	42%

Total Consolidated	$869.1	100%	$530.4	100%	$419.8	100%	$950.2	100%

Total revenue increased $81.1 million, or 9.3%, from $869.1 million for the twelve months ended September 30, 2005, to $950.2 million for the twelve months ended September 30, 2006. This increase in total revenues is primarily the result of our residential segment, which accounted for a $78.3 million increase, or 24.7%, from $317.5 million for the twelve months ended September 30, 2005 to $395.8 million for the twelve months ended September 30, 2006. This increase continues to be as a result of increased demand for new single-family and multi-family housing in the markets we serve as well as our ability to periodically pass on price increases to our customers. Also accounting for the increase in total consolidated revenue is an increase of $2.8 million in the commercial and industrial segment which was $551.6 million for the twelve months ended September 30, 2005 versus $554.4 million for the twelve months ended September 30, 2006. The increase in the commercial and industrial segment is the result of overall growth in segment as well as increased commodity prices.

Gross Profit

	Predecessor				Successor
	Twelve Months		Seven Months		Five Months		Twelve Months
	Ended		Ended		Ended		Ended
	September 30, 2005		April 30, 2006		September 30, 2006		September 30, 2006
		Gross		Gross		Gross		Gross
	$	Profit %	$	Profit %	$	Profit %	$	Profit %
			(Restated)
	(Dollars in millions)
Commercial and Industrial	$63.4	11.5%	$40.7	12.9%	$28.5	11.9%	$69.2	12.5%
Residential	65.6	20.7%	40.0	18.6%	30.3	16.8%	70.3	17.8%

Total Company	$129.0	14.8%	$80.7	15.2%	$58.8	14.0%	$139.5	14.7%

Total gross profit increased $10.5 million, or 8.1%, from $129.0 million for the twelve months ended September 30, 2005, to $139.5 million for the twelve months ended September 30, 2006. The improvement in gross profit was as a result of both the residential and commercial and industrial segments having improved revenues which resulted in a $14.3 million increase which was partially offset by a reduction in the gross profit margin in the residential segment of $9.2 million. Commercial and industrial segment had a 100 basis point improvement in their gross profit margin, which resulted in an improvement in gross profit of $5.4 million.

Gross profit in the commercial and industrial segment increased $5.8 million, or 9.1% from $63.4 million for the twelve months ended September 30, 2005, to $69.2 million for the twelve months ended September 30, 2006. Gross profit margin as a percent of revenues increased from 11.5% for the twelve months ended September 30, 2005 to 12.5% for the twelve months ended September 30, 2006. The increase in gross margin is a result of our focus on improving margins, completion of older lower margin projects and passing on increased material costs to our customers. Partially offsetting the improvement in gross profit were losses recorded at three of our subsidiaries of approximately $2.4 million.

Residential gross profit increased $4.7 million, or 7.2%, from $65.6 million for the twelve months ended September 30, 2005, to $70.3 million for the twelve months ended September 30, 2006. Residential gross profit margin as a percentage of revenues decreased from 20.7% for the twelve months ended September 30, 2005, to 17.8% for the twelve months ended September 30, 2006. This increase in residential gross profit is a result of higher revenues partially offset by a reduction in gross margins due to the increase in costs of materials, particularly copper wire, which have been passed on, but not fully passed, to customers as well as losses recorded at one of our subsidiaries associated with the completion of three multi-family projects for one customer. We incurred losses at one subsidiary related to rework and other disputes involving certain multi-family projects with a customer that attributed to a 50 basis point decline in this segment’s gross profit margin.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses decreased $7.5 million, or 5.7%, from $131.6 million for the twelve months ended September 30, 2005, to $124.1 million for the twelve months ended September 30, 2006. Total selling, general and administrative expenses as a percent of revenues decreased from 15.1% for the twelve months ended September 30, 2005 to 13.1% for the twelve months ended September 30, 2006.

This decrease in total selling, general and administrative expenses are the result of a $1.1 million decrease of occupancy expense resulting from the consolidation of offices and renegotiation of more favorable terms in existing locations, a $0.8 million decrease of depreciation expense resulting from the impairment and write down of assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” taken in fiscal year 2005 of $6.0 million, a $0.7 million decrease in insurance expense due to lower claims, a $4.2 million decrease of legal fees which includes $2.3 million in litigation fees incurred in fiscal 2005 not incurred in fiscal 2006, and a $1.7 million decrease of accounting and auditing expenses. These reductions were partially offset by additional employment costs of $2.7 million and bank fees of $0.8 million.

Goodwill Impairment Charge

During the year ended September 30, 2005, we recorded a charge of $53.1 million related to the impairments to the carrying value of goodwill. These charges were entirely associated with those regions that do not include Houston Stafford Electric, our largest residential subsidiary. See “Liquidity and Capital Resources” below for further information. There was no goodwill impairment charge during the year ended September 30, 2006.

Income (loss) From Operations

Total income (loss) from operations improved from a loss of $55.7 million for the twelve months ended September 30, 2005, to an operating income of $15.4 million for the twelve months ended September 30, 2006. This improvement in income (loss) from operations was attributed to the impairment to the carrying value of goodwill of $53.1 million at September 30, 2005 and no such impairment at September 30, 2006. There was also an increase in gross margins during the twelve months ended September 30, 2006 over the same period in the prior year improving operating income by $10.5 million. Also attributing to the improvement in income (loss) from operations is the decrease in selling, general and administrative costs of $7.5 million during the twelve months ended September 30, 2006.

Reorganization Items

During the twelve months ended September 30, 2006, in connection with our restructuring, we recorded income from net reorganization items totaling $26.2 million. Reorganization items incurred include $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan, partially offset by $15.0 million in professional fees related to the bankruptcy, $0.9 million in lease rejection costs, a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes and a non-cash fresh-start revaluation gain of $0.05 million.

Net Interest and Other Expense

Total interest and other expense decreased $13.9 million, or 45.5%, from $30.8 million for the twelve months ended September 30, 2005, to $16.9 million for the twelve months ended September 30, 2006. The decrease in net interest and other expense was the result of having interest expense on the senior subordinated notes only through February 14, 2006, the date we filed for Chapter 11 bankruptcy (see Part II, Item 7. “The Plan of Reorganization”) versus interest expense for the full twelve months ended September 30, 2005, which resulted in a $11.3 million decrease. There was also $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our senior convertible notes; however no such event occurred for the twelve months ended September 30, 2006. This was partially offset by deferred financing costs of $3.8 million associated with the pre-petition credit facility written off in the second quarter 2006 as a result of entering the debtor-in-possession credit facility. In addition, there was $0.5 million in amortization of deferred issuance costs associated with the debtor-in-possession credit facility and $0.7 million written off in the third quarter of 2006 as a result of exiting the debtor-in-possession credit facility.

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

Our effective tax rate from continuing operations increased from a negative rate of 11.6% for the twelve months ended September 30, 2005 to a positive rate of 4.8% for the twelve months ended September 30, 2006. This increase is attributable to a pretax net income, offset by permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities. The provision includes $0.2 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006.

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

Revenues

	Predecessor
	Twelve Months Ended		Twelve Months Ended
	September 30, 2004		September 30, 2005
		% of		% of
	$	Revenue	$	Revenue
	(Dollars in millions)

Commercial and Industrial	$555.2	66%	$551.6	63%
Residential	282.9	34%	317.5	37%

Total Company	$838.1	100%	$869.1	100%

Total revenue increased $31.0 million, or 3.7%, from $838.1 million for the twelve months ended September 30, 2004, to $869.1 million for the twelve months ended September 30, 2005. This increase in total revenues is primarily the result of an increase in residential revenues partially offset by a small decline in commercial and industrial revenues for the twelve months ended September 30, 2005.

Revenue in the commercial and industrial segment decreased $3.6 million, or 0.7%, from $555.2 million for the twelve months ended September 30, 2004, to $551.6 million for the twelve months ended September 30, 2005. This is a result of a decline in certain markets resulting from a decrease in the award of bonded projects.

Revenue in the residential segment increased $34.6 million, or 12.2%, from $282.9 million for the twelve months ended September 30, 2004 to $317.5 million for the twelve months ended September 30, 2005. This increase is primarily a result of increased demand for new single-family and multi-family housing in the markets we serve.

Gross Profit

	Predecessor
	Twelve Months Ended		Twelve Months Ended
	September 30, 2004		September 30, 2005
		Gross		Gross
	$	Profit %	$	Profit %
	(Dollars in millions)

Commercial and Industrial	$68.1	12.3%	$63.5	11.5%
Residential	60.8	21.5%	65.5	20.6%

Total Company	$128.9	15.4%	$129.0	14.8%

Total gross profit increased slightly by $0.1 million, or 0.1%, from $128.9 million for the twelve months ended September 30, 2004, to $129.0 million for the twelve months ended September 30, 2005. Total gross profit margin as a percent of revenue decreased from 15.4% for the twelve months ended September 30, 2004 to 14.8% for the twelve months ended September 30, 2005. The decline in gross margin was primarily due to increased competition and costs of materials that were not fully passed to customers in our residential segment and decreased award of bonded projects in our commercial and industrial segments. During the year ended September 30, 2005, we recorded $0.2 million additional accumulated amortization in cost of revenues for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.

Gross profit in the commercial and industrial segment decreased $4.6 million, or 6.8%, from $68.1 million for the twelve months ended September 30, 2004, to $63.5 million for the twelve months ended September 30, 2005. Gross profit margin as a percent of revenues decreased from 12.3% for the twelve months ended September 30, 2004 to 11.5% for the twelve months ended September 30, 2005. This was primarily due to increased costs associated with the procurement of copper wire, steel products and fuel which we were not able to pass along to customers as we generally operate under fixed price contracts.

Residential gross profit increased $4.7 million, or 7.7%, from $60.8 million for the twelve months ended September 30, 2004, to $65.5 million or the twelve months ended September 30, 2005. Residential gross profit margin as a percentage of revenues decreased from 21.5% for the twelve months ended September 30, 2004, to 20.6% for the twelve months ended September 30, 2005. The increase was due to gross profit on a higher revenue base earned year over year of approximately $7.1 million, offset by increased costs associated with the procurement of copper wire, steel products and fuel.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $11.6 million, or 9.7%, from $120.0 million for the twelve months ended September 30, 2004, to $131.6 million for the twelve months ended September 30, 2005. Total selling, general and administrative expenses as a percent of revenues increased from 14.3% for the twelve months ended September 30, 2004 to 15.1% for the twelve months ended September 30, 2005.

We recorded a $2.3 million charge to settle a lawsuit during the fourth quarter ended September 30, 2005. There was also an increase in legal fees of $2.2 million, increased accounting fees of $1.8 million related to the annual audit, $2.1 million related to Sarbanes-Oxley implementation and $0.8 million related to tax and internal audit. During the year ended September 30, 2005, we recorded $0.5 million in additional accumulated amortization for leasehold improvements. These costs were incurred to correct errors from prior periods where we amortized leasehold improvements over a period longer than the original lease term. We do not believe these errors or the related correction is material to any affected period.

Goodwill Impairment Charge

During the years ended September 30, 2004 and September 30, 2005, we recorded non-cash charges of $65.3 million and $53.1 million, respectively, related to impairments to the carrying value of goodwill. These charges were entirely associated with those regions that do not include Houston Stafford Electric, our largest residential subsidiary. See “Liquidity and Capital Resources” below for further information.

Loss from Operations

Total loss from operations decreased from an operating loss of $56.4 million for the twelve months ended September 30, 2004, to $55.7 million for the twelve months ended September 30, 2005. As a percentage of revenues, loss from operations decreased from a 6.7% operating loss for the year ended September 30, 2004 to a 6.4% operating loss for the year ended September 30, 2005. This decrease in loss from operations was primarily attributed to the goodwill impairment to the carrying value of goodwill of $65.3 million at September 30, 2004 and $53.1 million at September 30, 2005, offset by the $11.6 million increase in selling, general and administrative expenses. Excluding the impact of the goodwill impairment charge recorded during the year ended September 30, 2004 and September 30, 2005, the income (loss) from operations as a percent of revenues decreased from operating income of 1.1% to an operating loss of 0.3%, respectively.

Net Interest and Other Expense

Interest and other expense, net increased by $1.6 million or 5.5%, from $29.2 million for the year ended September 30, 2004 to $30.8 million for the year ended September 30, 2005. Cash paid for interest decreased $2.8 million, or 12.0% from $23.4 million for the year ended September 30, 2004 to $20.6 million for the year ended September 30, 2005. This decrease is primarily attributable to a permanent reduction in our senior subordinated debt of $75.0 million offset by a $50.0 million increase in senior secured debt in March 2004 and the timing of interest payments on the senior convertible notes. Other expense decreased by $3.3 million, or 56.9%, from $5.8 million for the year ended September 30, 2005 to $2.5 million for the year ended September 20, 2005. This decrease is primarily attributable to a $5.2 million loss incurred on early extinguishment of debt during the year ended September 30, 2004 offset by an increase in write-offs of an investment during the year ended September 30, 2005 of $1.3 million as compared to the year ended September 30, 2004.

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

During the year ended September 30, 2005, we issued $50.0 million of 6.5% senior convertible notes. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. These derivatives will be mark-to-market each reporting period.

During the three months ended December 31, 2004, we were required to also value the portion of the notes that would settle in cash because shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark to market gain or loss during the three months ended June 30, 2005. At the end of September 30, 2005 there was a mark to market loss of $0.1 million recorded. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the year ended September 30, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At September 30, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we had recorded at March 31, 2005 a net discount of $0.9 million, which is being amortized over the remaining term of the notes.

Provision for Income Taxes

Our effective tax rate from continuing operations decreased from a negative rate of 9.0% for the twelve months ended September 30, 2004 to a negative rate of 11.6% for the twelve months ended September 30, 2005. This decrease is attributable to a pretax net loss, partially offset by permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.

Cost Drivers

As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. Costs derived from labor and related expenses currently account for 44% of our total costs. For the years ended September 30, 2004, 2005 and 2006, our labor-related expenses totaled $341.2 million, $348.1 million and $356.3 million, respectively. As of September 30, 2006, we had 7,183 employees, 5,926 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. The remaining 1,257 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may contribute through a payroll deduction. We make matching cash contributions of 25% of each employee’s contribution up to 6% of that employee’s salary.

Costs incurred for materials installed on projects currently account for 52% of our total costs. This component of our expense structure is variable based on the demand for our services. We generally incur costs for materials once we begin work on a project. We generally order materials when needed, ship them directly to the jobsite, and install them within 30 days. Materials consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. For the years ended September 30, 2004, 2005 and 2006, our materials expenses totaled $342.9 million, $364.0 million and $421.8 million, respectively.

We are insured for workers’ compensation, employer’s liability, auto liability, general liability and health insurance, subject to large deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. Expenses for claims administration, claims funding and reserves funding totaled $37.1 million, $40.5 million and $30.8 million for the years ended September 30, 2004, 2005 and 2006, respectively.

Discontinued Operations

Costs Associated with Exit or Disposal Activities

As a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries are included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.

As a result, we incurred total expenditures of $4.8 million and $2.4 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, which included the following costs included in income (loss) from discontinued operations:

•	An expenditure of $1.6 million and $0.5 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for direct labor and material costs;

•	An expenditure of $0.9 million and $0 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for lease exit and other related costs, which was recorded in reorganization costs;

•	An expenditure of $0.5 million and $1.4 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for severance, retention and other employment related costs;

•	An expenditure of $0.1 million and $0.2 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for moving and other costs; and

•	A charge of $2.6 million and $0.3 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for allowances related to accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts.

Remaining net working capital related to these subsidiaries was $14.1 million at September 30, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional potential losses to our working capital. At September 30, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.

In our assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006 we increased our general allowance for doubtful accounts based on considering various factors including the fact that these businesses were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables based on historical write-offs. We believe this approach is reasonable and prudent given the circumstances.

The exit plan is substantially completed and the operations of these subsidiaries have substantially ceased as of September 30, 2006. We have included the results of operations related to these subsidiaries in discontinued operations for the year ended September 30, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these shut down subsidiaries totaled $293.7 million and $194.1 million for fiscal years 2004 and 2005, respectively. Revenue for these shutdown subsidiaries was $55.8 million for the seven months ended April 30, 2006 and $18.0 million for the five months ended September 30, 2006. Operating losses for these subsidiaries totaled $29.4 million and $27.9 million for fiscal 2004 and 2005, respectively. Operating losses for these subsidiaries were $15.0 million for the seven months ended April 30, 2006 and $9.5 million for the five months ended September 30, 2006.

Divestitures

During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.

During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the year ended September 30, 2006, we completed the sale of one additional operating subsidiary for $7.1 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $14.1 million and a pre-tax net income of $0.7 million, respectively, and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.

The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations for the years ended September 30, 2004 and 2005 was $4.3 million and $3.5 million, respectively. Depreciation expense for the seven months ended April 30, 2006 was $0.1 million and zero for the five months ended September 30, 2006.

Summarized financial data for all discontinued operations are outlined below:

	Predecessor			Successor
			Seven Months	Five Months
			Ended	Ended
	Year Ended September 30,		April 30,	September 30,
	2004	2005	2006	2006
			(Restated)
Revenues	$586,046	$347,663	$61,227	$18,034
Gross profit	$45,030	$8,351	$(5,334)	$(5,086)
Pre-tax loss	$(28,251)	$(41,346)	$(15,148)	$(8,787)

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
Accounts receivable, net	$64,622	$18,905
Inventory	1,455	64
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	3,068
Other current assets	341	30
Property and equipment, net	928	355
Goodwill	—	—
Other non-current assets	8	8

Total assets	$75,233	$22,430

Accounts payable and accrued liabilities	$21,384	$5,630
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	1,790
Long term debt, net of current portion	—	—
Other long term liabilities	—	—

Total liabilities	31,691	7,420

Net assets	$43,542	$15,010

In connection with the divestitures discussed above, the pre-tax (loss) gain on the sale of the businesses was determined as follows for the years ended September 30, 2005 and 2006 (in thousands):

	Predecessor	Successor
	2005	2006
Book value of tangible assets divested	$70,648	$11,657
Goodwill divested	16,313	—
Liabilities divested	(20,295)	(5,051)

Net assets divested	66,666	6,606

Cash received	48,000	6,058
Notes receivable	2,277	—
Retained receivables	3,791	1,255

Total consideration received	54,068	7,313

Pre-tax (loss) gain	$(12,598)	$707

Goodwill Impairment Associated with Discontinued Operations

During the year ended September 30, 2005, we recorded a goodwill impairment charge of $12.8 million related to certain subsidiaries which were held for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. In determining the fair value for the subsidiaries, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. There have not been any significant differences between those estimates and the actual proceeds received upon the sale of the subsidiaries. There was no goodwill impairment charge related to the subsidiary sold during the year ended September 30, 2006.

Impairment Associated with Discontinued Operations

In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the year ended September 30, 2005, we recorded an impairment charge of $1.5 million related to the identification of certain subsidiaries for disposal by sale. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations (see Note 12 to the Consolidated Financial Statements).

Working Capital

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$28,166
Restricted cash	9,596	—
Accounts receivable:
Trade, net of allowance of $2,925 and $1,857 respectively	141,824	149,326
Retainage	33,878	32,006
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	13,624
Inventories	21,572	25,989
Prepaid expenses and other current assets	22,271	14,867
Assets held for sale and from discontinued operations	75,233	22,430

Total current assets	$350,422	$286,408

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$21
Accounts payable and accrued expenses	100,570	109,470
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	33,372
Liabilities related to assets held for sale and from discontinued operations	31,691	7,420

Total current liabilities	$382,986	$150,283

Working capital	$(32,564)	$136,125

Working capital increased $168.7 million over September 30, 2005. The increase in working capital is a result of total current liabilities decreasing $232.7 million, or 61%, from $383.0 million as of September 30, 2005 to $150.3 million as of September 30, 2006. This is a result of a $223.8 million decrease in current maturities of long-term debt as a result of our reorganization. As part of our reorganization, the senior subordinated note holders received 12.6 million shares of common stock in exchange for the $173 million 9 3/8% senior subordinated notes due 2009 and related accrued interest. In addition, the $50 million in senior convertible notes and related guarantees by our domestic subsidiaries were refinanced from the proceeds of a $53 million term loan (see Note 9 to the Consolidated Financial Statements). In addition, there was a decrease of $24.3 million in liabilities held for sale related to the sale and for discontinued operations subsequent to September 30, 2005 pursuant to a divestiture plan previously disclosed. This was partially offset by accounts payable and accrued expenses increasing $8.9 million due to the timing of payments made and an increase of $6.5 million in billings in excess of costs.

The decrease in current liabilities was partially offset by a decrease in current assets of $64.0 million, or 18%, from $350.4 million as of September 30, 2005 to $286.4 million as of September 30, 2006. This is the result of a $9.6 million decrease in restricted cash that was reclassified to other non-current assets, which we are required to maintain as collateral related to the revolving credit facility (see Note 9 to the Consolidated Financial Statements). There was a decrease in prepaid expenses and other current assets of $7.4 million. This decrease in prepaid expenses and other current assets was partially due to a reclassification to other non-current assets related to collateral for Chubb surety bonding of $14.0 million (see Part II, Item 7. “Surety”), offset by additional collateral for Scarborough surety bonding of $2.0 million, prepaid insurance premiums, and a facility fee paid to Chubb, which is being amortized over the life of the agreement.

In addition, there was a $1.9 million decrease in retainage due to collections, a $4.1 million decrease in costs and estimated earnings in excess of billings, and a $52.8 million decrease in assets held for sale and from discontinued operations related to the shut down of certain business units subsequent to September 30, 2005 pursuant to a divestiture plan previously disclosed.

The status of our costs in excess of billings was a decrease of $4.1 million, from $17.7 million at September 30, 2005 to $13.6 million at September 30, 2006 while our billings in excess of costs increased $6.5 million over September 30, 2005; and days sales outstanding improved by 13 days from 70 days at September 30, 2005 to 57 days at September 30, 2006. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 86.6% at September 30, 2005 to 75.7% at September 30, 2006, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables not outstanding at September 30, 2006. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts as of September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $28.2 million, restricted cash of $20.0 million recorded in other non-current assets, working capital of $136.1 million, $55.6 million in outstanding borrowings under our term loan, $45.5 million of letters of credit outstanding and available capacity under our revolving credit facility of $34.5 million. During the twelve months ended September 30, 2006, net cash provided from operating activities for continuing operations was $14.5 million. This net cash provided by operating activities comprised of a net loss of $0.4 million, decreased by $19.3 million of non-cash items related primarily to $42.2 million of reorganization items associated with the bankruptcy, $7.1 million of amortization of deferred financing costs, $7.6 million of other depreciation and amortization expense, $2.0 million bad debt expense, $2.6 million of capitalized interest as additional loans (see Note 9 to the Consolidated Financial Statements) and $2.7 million of non-cash compensation. Additionally, losses from discontinued operations were added back of $23.9 million. This was offset by changes in working capital of $10.2 million. Working capital changes consisted of a $15.9 million increase in accounts receivable, $4.5 million increase in inventories, $6.0 million in prepaid expenses and other current assets; offset by a $3.4 million decrease in costs in excess of billings, $28.6 million increase in accounts payable and other accrued expenses, $1.6 million of other non-current liabilities and $6.9 million in billings in excess of costs.

Net cash used in investing activities for continuing operations was $14.9 million consisting of $10.4 million in additional cash collateral held by Bank of America as security for our obligations under the credit facility recorded as restricted cash on the balance sheet (see Note 9 to the Consolidated Financial Statements), $2.9 million in purchases of property and equipment, $0.8 million in additional investments in EnerTech and $1.0 million in investment for Energy Photovoltaics, Inc.

Net cash used in financing activities was $13.1 million consisting of $53.0 million related to borrowings of debt associated with the term loan (see Note 9 to the Consolidated Financial Statements), reduced by $50.0 million related to repayment of debt on the senior convertible notes, $3.6 million for debt issuance costs and $13.5 million in debt restructure costs. In addition, there was $1.0 million provided for issuance of stock to Tontine for investment in Energy Photovoltaics, Inc. (see Part II, Item 7. “Investment in Energy Photovoltaics, Inc.”).

Expected Impact of Reorganization

As previously discussed, on May 12, 2006 we completed the financing transactions contemplated by our plan and emerged from bankruptcy. The financing transactions included the exchange of $173 million of the 9 3/8% senior subordinated notes for 12.6 million shares of common stock in the Successor and the refinancing of the $50 million 6.5% senior convertible notes from the proceeds of the $53 million term loan. The term loan bears interest at 10.75% subject to adjustment. For the three months ended September 30, 2006, the adjusted interest rate was 12.3% as a result of our performance during the six months ended June 30, 2006. See further discussion in Note 9 to the Consolidated Financial Statements.

As a result of the debt-for-equity exchange related to the senior subordinated notes, we expect to save $16.2 million in interest costs per annum thereby improving profitability and cash flow. This savings will be partially offset by the increased interest costs associated with the more expensive term loan as compared to the senior convertible notes. Based on the rate at September 30, 2006, the term loan will add incremental interest costs of approximately $3.5 million per annum as compared to the senior convertible notes. This results in a net expected interest savings of approximately $12.7 million per annum.

Bonding Capacity

At September 30, 2006, we have adequate surety bonding capacity under our surety agreements with Chubb, SureTec and Scarborough. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond and, in the case of Chubb, restrictions on the total amount of bonds that can be issued in a given month. As of September 30, 2006, the expected costs to complete for projects covered by Chubb and SureTec was $44.2 million. We also had $22.4 million in aggregate face value of bonds issued under Scarborough. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. For more information see Part II, Item 7. “Surety”.

Off-Balance Sheet Arrangements and Contractual Obligations

As is common in our industry, we have entered into certain off balance sheet arrangements that expose us to increased risk. Our significant off balance sheet transactions include commitments associated with non-cancelable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.

We enter into non-cancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may determine to cancel or terminate a lease before the end of its term. Typically, we are liable to the lessor for various lease cancellation or termination costs and the difference between the then fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At September 30, 2006, $2.9 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2006, $20.1 million of our outstanding letters of credit were to collateralize our insurance program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2006, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 7.4 million pounds. With the exception of 1.7 million pounds that we settled in cash subsequent to September 30, 2006, we expect to take delivery of these commitments between October 1, 2006 and March 31, 2007. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2006, our expected costs to complete on projects covered by surety bonds was approximately $44.2 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $43.8 million to collateralize our bonding programs. We also had $22.4 million in aggregate face value of bonds issued under Scarborough.

In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2006, we had invested $4.7 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2005 and September 30, 2006 was $3.1 million and $2.9 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in EnerTech to reflect the fair value of the asset in accordance with fresh-start accounting. As of September 30, 2006, there was no unrealized gain related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized gains or losses are not temporary, we would write up or down our investment in EnerTech through a charge to other income/expense during the period of such determination.

As of September 30, 2006, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt obligations	$20	$22	$—	$—	$—	$55,603	$55,645
Operating lease obligations	$6,986	$5,105	$3,173	$1,788	$488	$30	$17,570
Capital lease obligations	$1	$32	$34	$37	$14	$2	$120
Purchase obligations(2)	$—	$—	$—	$—	$—	$—	$—

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

(2)	See above for further discussion on purchase obligations.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2007	2008	2009	2010		2011	Thereafter	Total

Standby letters of credit	$45,488	$—	$—	$—		$—	$—	$45,488
Other commercial commitments	$—	$—	$—	$350	(3)	$—	$—	$350

(3)	Balance of investment commitment in EnerTech. On June 20, 2006, we invested $300,000 in EnerTech reducing our remaining commitment to $350,000.

Outlook

On May 12, 2006, we emerged from bankruptcy. See Part II, Item 7, “The Plan of Reorganization” above for a summary of the effects of the plan.

Following our recent emergence from bankruptcy, we focused primarily on underperforming subsidiaries. As previously disclosed, the Board of Directors directed senior management to develop alternatives with respect to certain underperforming subsidiaries and on March 28, 2006, senior management committed to a plan with respect to those underperforming subsidiaries. The plan committed to a shut-down or consolidation of the operations of the subsidiaries or the sale or other disposition of the subsidiaries, whichever comes earlier. The exit plan is substantially completed as of September 30, 2006. During the execution of the exit plan, we continued to pay our vendors and suppliers in the ordinary course of business and are completing all projects that are currently in progress. Remaining costs to complete for projects performed by these subsidiaries was $4.1 million at September 30, 2006. See Part II, Item 7, “Costs Associated with Exit or Disposal Activities” above for a summary of the exit plan.

Our cash flows from operations tend to track with the seasonality of our business. We anticipate that the combination of cash flows and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We continue to manage capital expenditures. We expect capital expenditures to be approximately $6.0 million for the fiscal year ended September 30, 2007. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements”.

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

Inflation

We experienced inflationary pressures during 2004, 2005 and 2006 on the commodity prices of copper products, steel products and fuel. We anticipate these fluctuations will continue through the next fiscal year. Over the long-term, we expect to be able to pass a portion of these costs to our customers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2006, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 7.4 million pounds. With the exception of 1.7 million pounds that we settled in cash subsequent to September 30, 2006, we expect to take delivery of these commitments between October 1, 2006 and March 31, 2007. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.

As of September 30, 2006, there was $55.6 million outstanding under our term loan and there were no borrowings outstanding under our revolving credit facility, although the outstanding amount varies throughout the fiscal year, as working capital needs change.

As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2006:

	2006	2007	2008	2009	2010	2011	Thereafter	Total

Liabilities — Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$55,603	$55,603
Interest Rate(1)	—	—	—	—	—	—	12.3%	12.3%
Fair Value of Debt:
Fixed Rate								$55,603

(1)	The loan under the credit facility bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement based on performance. The adjusted interest rate for the three months ended September 30, 2006 was 12.3% as a result of our performance during the six months ended June 30, 2006.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Integrated Electrical Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2006 (Successor) and 2005 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from May 1, 2006 to September 30, 2006 (Successor), the period from October 1, 2005 to April 30, 2006 (Predecessor), and the two years in the period ended September 30, 2005 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2006 (Successor) and 2005 (Predecessor), and the consolidated results of their operations and their cash flows for the period from May 1, 2006 to September 30, 2006 (Successor), the period from October 1, 2005 to April 30, 2006 (Predecessor) and the two years in the period ended September 30, 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  ERNST & YOUNG LLP

Houston, Texas
December 19, 2006

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands, Except Share Information)

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$28,166
Restricted cash	9,596	—
Accounts receivable:
Trade, net of allowance of $2,925 and $1,857, respectively	141,824	149,326
Retainage	33,878	32,006
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	13,624
Inventories	21,572	25,989
Prepaid expenses and other current assets	22,271	14,867
Assets held for sale and from discontinued operations	75,233	22,430

Total current assets	350,422	286,408
RESTRICTED CASH	—	20,000
PROPERTY AND EQUIPMENT, net	24,266	26,904
GOODWILL	24,343	14,589
OTHER NON-CURRENT ASSETS, net	13,823	27,614

Total assets	$412,854	$375,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$21
Accounts payable and accrued expenses (including $3,872 and $0 in accrued interest subject to compromise, respectively)	100,570	109,470
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	33,372
Liabilities related to assets held for sale and from discontinued operations	31,691	7,420
Senior convertible notes, net (subject to compromise)	50,691	—
Senior subordinated notes, net (subject to compromise)	173,134	—

Total current liabilities	382,986	150,283
LONG-TERM DEBT, net of current maturities	27	141
TERM LOAN	—	55,603
OTHER NON-CURRENT LIABILITIES	13,980	14,845

Total liabilities	396,993	220,872

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Predecessor common stock, $0.01 par value, 100,000,000 shares authorized, 39,024,209 and 0 shares issued, respectively	390	—
Predecessor restricted voting common stock, $0.01 par value, 2,605,709 and 0 shares issued, authorized and outstanding, respectively	26	—
Successor common stock, $0.01 par value, 100,000,000 shares authorized and 0 and 15,418,357 shares issued and 0 and 15,396,642 outstanding, respectively	—	154
Treasury stock, at cost, 2,416,377 and 21,715 shares, respectively	(13,022)	(394)
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	163,054
Retained deficit	(401,346)	(8,171)

Total stockholders’ equity	15,861	154,643

Total liabilities and stockholders’ equity	$412,854	$375,515

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Statements of Operations
(In Thousands, Except Share Information)

	Predecessor			Successor
			Seven Months	Five Months
	Year Ended	Year Ended	Ended	Ended
	September 30,	September 30,	April 30,	September 30,
	2004	2005	2006	2006
			(Restated)
Revenues	$838,054	$869,125	$530,381	$419,853
Cost of services	709,154	740,085	449,706	361,010

Gross profit	128,900	129,040	80,675	58,843
Selling, general and administrative expenses	119,970	131,562	70,311	53,800
Goodwill impairment	65,265	53,122	—	—

Income (loss) from operations	(56,335)	(55,644)	10,364	5,043

Reorganization items (Note 3)	—	—	(27,663)	1,419

Other (income) expense:
Interest expense, net	23,184	28,291	14,929	2,570
Other, net	6,010	2,517	(596)	13

Interest and other expense, net	29,194	30,808	14,333	2,583

Income (loss) from continuing operations before income taxes	(85,529)	(86,452)	23,694	1,041
Provision for income taxes	7,738	10,024	758	425

Net income (loss) from continuing operations	(93,267)	(96,476)	22,936	616

Discontinued operations (Note 6)
Loss from discontinued operations (including gain/(loss) on disposal of $0, $(12,598), $454 and $253, respectively)	(28,251)	(41,346)	(15,148)	(8,787)
Provision (benefit) for income taxes	3,346	(8,190)	—	—

Net loss from discontinued operations	(31,597)	(33,156)	(15,148)	(8,787)

Net income (loss)	$(124,864)	$(129,632)	$7,788	$(8,171)

Basic earnings (loss) per share:
Continuing operations	$(6.23)	$(6.44)	$1.49	$0.04

Discontinued operations	$(2.11)	$(2.21)	$(1.01)	$(0.59)

Total	$(8.34)	$(8.66)	$0.51	$(0.55)

Diluted earnings (loss) per share:
Continuing operations	$(6.23)	$(6.44)	$1.49	$0.04

Discontinued operations	$(2.11)	$(2.21)	$(0.99)	$(0.57)

Total	$(8.34)	$(8.66)	$0.51	$(0.53)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,970,502	14,970,502	14,970,502	14,970,502

Diluted	14,970,502	14,970,502	15,373,969	15,373,969

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

					Restricted Voting				Unearned	Additional		Total
	Old Common Stock		New Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity

BALANCE, September 30, 2003 (Predecessor)	38,439,984	$385	—	$—	2,605,709	$26	(2,725,793)	$(16,361)	$—	$427,709	$(146,852)	$264,907
Issuance of stock	—	—	—	—	—	—	12,931	81	—	32	—	113
Issuance of restricted stock	—	—	—	—	—	—		—	(1,992)	1,992	—	—
Purchase of treasury stock	—	—	—	—	—	—	(549,200)	(4,340)	—	—	—	(4,340)
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—	247,081	1,592	—	(614)	—	978
Exercise of stock options	—	—	—	—	—	—	842,668	5,238	—	339	—	5,577
Non-cash compensation	—	—	—	—	—	—	—	—	879	(82)	—	797
Net loss	—	—	—	—	—	—	—	—	—	—	(124,864)	(124,864)

BALANCE, September 30, 2004 (Predecessor)	38,439,984	$385	—	$—	2,605,709	$26	(2,172,313)	$(13,790)	$(1,113)	$429,376	$(271,716)	$143,168
Issuance of stock	20,810	—	—	—	—	—	8,252	52	—	54	—	106
Issuance of restricted stock	365,564	3	—	—	—	—	(365,564)	(3)	(1,711)	1,711	—	—
Vesting of restricted stock	—	—	—	—	—	—	113,248	719	—	(719)	—	—
Issuance of stock under employee stock purchase plan	61,935	1	—	—	—	—			—	253	—	254
Exercise of stock options	135,916	1	—	—	—	—			—	624	—	625
Non-cash compensation	—	—	—	—	—	—	—	—	1,641	(303)	—	1,338
Net loss	—	—	—	—	—	—	—	—	—	—	(129,632)	(129,632)

BALANCE, September 30, 2005 (Predecessor)	39,024,209	$390	—	$—	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock	25,717	—	—	—	—	—	—	—	—	26	—	26
Vesting of restricted stock	—	—	—	—	—	—	161,787	2,092	—	(2,161)	—	(69)
Adoption of SFAS 123R	—	—	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,191	—	1,191
Net income	—	—	—	—	—	—	—	—	—	—	7,788	7,788
Reorganization adjustments	(39,049,926)	(390)	15,326,885	153	(2,605,709)	(26)	2,254,590	10,930	—	124,880	—	135,547
Fresh-start adjustments	—	—	—	—	—	—	—	—	—	(393,560)	393,560	—

BALANCE, April 30, 2006 (Successor)	—	$—	15,326,885	$153	—	$—	—	$—	$—	$160,189	$—	$160,342

Sale of stock	—	—	58,072	1	—	—	—	—	—	999	—	1,000
Issuance of stock	—	—	33,400	—	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(21,715)	(394)	—	394	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,472	—	1,472
Net loss	—	—	—	—	—	—	—	—	—	—	(8,171)	(8,171)

BALANCE, September 30, 2006 (Successor)	—	$—	15,418,357	$154	—	$—	(21,715)	$(394)	$—	$163,054	$(8,171)	$154,643

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)

	Predecessor			Successor
			Seven Months	Five Months
			Ended	Ended
	Year Ended September 30,		April 30,	September 30,
	2004	2005	2006	2006
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(124,864)	$(129,632)	$7,788	$(8,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	31,597	33,156	15,148	8,787
Bad debt expense	1,111	2,425	818	1,178
Deferred financing cost amortization	1,430	5,658	6,345	732
Depreciation and amortization	9,387	8,780	3,981	3,617
Paid in kind interest	—	—	—	2,603
Impairment of long-lived assets	—	2,964	359	—
Impairment of goodwill	65,265	53,722	—	—
Loss (gain) on sale of property and equipment	863	264	283	(494)
Non-cash compensation expense	797	1,338	1,217	1,472
Impairment of investment	—	736	—	223
Non-cash interest charge for embedded conversion option	—	622	—	—
Non-cash reorganization items	—	—	(42,206)	—
Equity in losses of investment	863	1,404	—	—
Deferred income tax	8,959	252	543	38
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	(3,293)	(2,278)	4,292	(20,194)
Inventories	(2,407)	(4,177)	(1,892)	(2,589)
Costs and estimated earnings in excess of billings on uncompleted contracts	5,486	(1,261)	(2,601)	6,046
Prepaid expenses and other current assets	858	(9,614)	(4,037)	(1,992)
Other non-current assets	721	4,480	(2,070)	(1,825)
Accounts payable and accrued expenses	10,377	5,819	16,249	12,335
Billings in excess of costs and estimated earnings on uncompleted contracts	1,249	3,815	35	6,885
Other current liabilities	—	(2,267)	—	—
Other non-current liabilities	(1,234)	(5,579)	1,756	(164)

Net cash provided by (used in) continuing operations	7,165	(29,373)	6,008	8,487
Net cash provided by (used in) discontinued operations	(861)	13,995	(3,052)	10,392

Net cash provided by (used in) operating activities	6,304	(15,378)	2,956	18,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	276	2,168	41	75
Investments in securities	(838)	(400)	(450)	(1,300)
Purchases of property and equipment	(4,752)	(3,466)	(1,527)	(1,324)
Changes in restricted cash	—	(9,596)	(10,536)	132

Net cash provided by (used in) investing activities of continuing operations	(5,314)	(11,294)	(12,472)	(2,417)
Net cash provided by (used in) investing activities of discontinued operations	(1,684)	47,097	5,772	181

Net cash provided by (used in) investing activities	(6,998)	35,803	(6,700)	(2,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	80,040	10,000	53,021	—
Borrowings on senior convertible notes	—	50,000	—	—
Repayments of debt	(97,368)	(67,930)	(50,030)	(11)
Issuance of common stock	113	106	—	1,000
Purchases of treasury stock	(4,340)	—	—	—
Payments for debt issuance costs	(2,219)	(7,363)	(3,503)	(102)
Payments for reorganization items including debt restructure costs	—	—	(7,120)	(6,337)
Proceeds from issuance of stock under employee stock purchase plan	972	254	—	—
Proceeds from exercise of stock options	5,577	625	—	—

Net cash used in financing activities of continuing operations	(17,225)	(14,308)	(7,632)	(5,450)
Net cash used in financing activities of discontinued operations	(50)	—	—	—

Net cash used in financing activities	(17,275)	(14,308)	(7,632)	(5,450)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,969)	6,117	(11,376)	11,193
CASH AND CASH EQUIVALENTS, beginning of period	40,201	22,232	28,349	16,973

CASH AND CASH EQUIVALENTS, end of period	$22,232	$28,349	$16,973	$28,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$23,379	$20,564	$3,266	$1,072
Income taxes	$931	$319	$971	$303
Assets acquired under capital lease	$—	$—	$111	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BUSINESS:

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

Basis of Presentation

In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”.  Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

References to year-to-date 2006 financial information throughout this discussion combine the periods of October 1, 2005 to April 30, 2006 (Predecessor) with May 1, 2006 to September 30, 2006 (Successor). A reconciliation is provided to that effect. Management believes that providing this financial information is the most relevant and useful method for making comparisons to the twelve months ended September 30, 2004, September 30, 2005 and September 30, 2006.

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

(iii) Certain members of management received 384,850 restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees,

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

before giving effect to the 2006 equity incentive plan. The restricted shares of new common stock vest over approximately a three-year period.

(iv) The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan (see Note 9).

(v) All other allowed claims were either paid in full in cash or reinstated.

Business Risks

In the course of our operations, we are subject to certain risk factors, including but not limited to: exposure to downturns in the economy, risks related to management of internal growth and execution of strategy, management of external growth, availability of qualified employees, competition, seasonality, risks associated with contracts, significant fluctuations in quarterly results, recoverability of goodwill, collectibility of receivables, dependence on key personnel and risks associated with the availability of surety bonding capacity, capital and debt service.

We obtain our surety bonds from three different providers. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required, however we cannot guarantee that such bonds will be available. There are situations if surety bonds are not provided that claims or damages may result. Those situations are where surety bonds are required for jobs that have been awarded, where contracts are signed, where work has begun or where bonds may be required in the future by the customer pursuant to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond then the result can be a damage claim by the customer for the costs of replacing the subsidiary with the another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms.

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

On October 30, 2006, we and certain of our subsidiaries (collectively, the “Indemnitors”) entered into an amendment (the “Amendment”), to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated as of May 12, 2006 (the “Surety Agreement”), with Federal Insurance Company and certain of its affiliates and subsidiaries and their respective co-sureties and reinsurers (collectively, the “Surety”). Under the Amendment, the Indemnitors agreed to pay the Surety a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the Amendment and the balance will be paid on or before January 2, 2007. The Amendment removes the expiration date for issuance of bonds under the Surety Agreement, and removes the cap on the aggregate amount of bonds that may be issued in any calendar month. The Amendment also provides for the reduction of the existing pledged collateral amount to $14,002,045, (such amount is included in other non-current assets at September 30, 2006) by January 2, 2007, and, together with the existing letters of credit, the total of this collateral that will continue to be held by the Surety will be $35.0 million as of January 3, 2007. The excess collateral amount of approximately $4.8 million (included in prepaid and other current assets) was returned to the Indemnitors on November 1, 2006. The amendment removes prior restrictions on writing bonds to two of our subsidiaries. The Amendment reduces the bond premium from $17.50 per thousand dollars to $15.00 per thousand dollars. Additionally, the Amendment amends the definition of “Surety Loss” to exclude certain professional fees incurred before October 31, 2006, from the Surety’s costs.

In the construction business there are frequently claims and litigation. Latent defect litigation is a normal course for residential home builders in some parts of the country and it appears that such litigation will continue

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and expand into other parts of the country. There is also the inherent claims and litigation risk of the number of people that work on construction sites and the fleet of vehicles on the road everyday. Those claims and litigation risks are managed through safety programs, insurance programs, litigation management at the corporate office and the local level and a network of attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed and sometimes for amounts in excess of their value or amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. Given our size, with many contracts and employees, there can be periods of time where a disproportionate amount of the claims and litigation may be concluded all in the same quarter, or year. If these matters resolve near the same time then the cumulative effect can be higher than the ordinary level in any one reporting period.

Independent of the normal litigation risks, as a result of our inability to timely file its third quarter 2004 Form 10-Q and the subsequent events, a class action lawsuit has been filed as well as a shareholder derivative action. (see Note 16).

We sold all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with us. There is the potential from selling assets net of liabilities but retaining the entities from which they were sold that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. We would then seek reimbursement from the purchasers.

2.	FRESH-START REPORTING

We implemented fresh-start accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on April 30, 2006. Fresh-start accounting required us to re-value our assets and liabilities based upon their estimated fair values. Adopting fresh-start accounting has resulted in material adjustments to the carrying amount of our assets and liabilities. We engaged an independent expert to assist us in computing the fair market value of our assets and liabilities. The fair values of the assets as determined for fresh-start reporting were based on estimates of anticipated future cash flows as generated from each market and applying business valuation techniques. Liabilities existing on April 30, 2006 are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result of implementing fresh-start accounting, the consolidated financial statements for the Successor are not comparable to our consolidated financial statements for the Predecessor.

As confirmed by the Bankruptcy Court, our estimated reorganization value was determined to be approximately $213.5 million. This value was reached using accepted valuation techniques and using our projections through 2010. To calculate value, a comparable company analysis and a discounted cash flow analysis was performed. Discount rates between 10.0% and 15.0% and an EBITDA multiple range were used to determine a terminal value of 5.0 to 7.0 times. As outlined in the table below, this reorganization value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In addition, our accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (“Plan”) (see Note 1). The restructuring of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. The loss for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Reorganization Items” (see Note 3) in the consolidated statement of operations.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following fresh-start unaudited balance sheet illustrates the financial effects as of April 30, 2006, the date of 1) the implementation of the Plan and 2) the adoption of fresh-start reporting. The fresh-start balance sheet reflects the effects of the consummation of the transactions contemplated in the Plan including the refinancing of the convertible notes and the exchange of the senior subordinated notes for the common stock of the Successor (see Note 1).

				Fresh-start
	Predecessor	Plan Effects		Adjustments		Successor

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,101	$872	(a)	$—		$16,973
Restricted cash	20,132	(20,132	)(b)	—		—
Accounts receivable:
Trade, net of allowance of $1,982	139,711	—		—		139,711
Retainage	32,386	—		—		32,386
Costs and estimated earnings in excess of billings on uncompleted contracts	20,300	—		—		20,300
Inventories	23,464	—		—		23,464
Prepaid expenses and other current assets	29,382	—		(1,648	)(l)	27,734
Assets held for sale and from discontinued operations	41,893	—		337	(l)	42,230

Total current assets	323,369	(19,260)		(1,311)		302,798
PROPERTY AND EQUIPMENT, net	21,181	—		8,193	(l)	29,374
GOODWILL	24,343	—		(9,279	)(n)	15,064
OTHER NON-CURRENT ASSETS	7,228	21,503	(b)(c)	3,355	(l)	32,086

Total assets	$376,121	$2,243		$958		$379,322

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$25	$—		$—		$25
Accounts payable and accrued expenses (including $10,639 in accrued interest subject to compromise)	112,596	(7,259	)(d)	1,120	(l)	106,457
Billings in excess of costs and estimated earnings on uncompleted contracts	26,903	—		—		26,903
Liabilities related to assets held for sale associated with discontinued operations	16,902	—		1,038	(l)	17,940
Senior convertible notes, net (subject to compromise)	50,000	(50,000	)(e)	—		—
Senior subordinated notes, net (subject to compromise)	172,885	(172,885	)(f)	—		—

Total current liabilities	379,311	(230,144)		2,158		151,325
LONG-TERM DEBT, net of current maturities	133	—		—		133
TERM LOAN	—	53,000	(g)	—		53,000
OTHER NON-CURRENT LIABILITIES	15,771	—		(1,249)		14,522

Total liabilities	395,215	(177,144)		909		218,980

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—		—		—
Predecessor common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 shares issued	390	(390	)(h)	—		—
Predecessor restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	(26	)(h)	—		—
Successor common stock, $0.01 par value 100,000,000 shares authorized and 15,326,885 shares issued and outstanding	—	153	(f)(h)	—		153
Treasury stock, at cost, 2,416,377 and 0 shares	(10,930)	10,930	(i)	—		—
Additional paid-in capital	428,869	124,880	(j)	(393,560	)(m)	160,189
Retained earnings (deficit)	(437,449)	43,840	(k)	393,609	(m)	—

Total stockholders’ equity (deficit)	(19,094)	179,387		49		160,342

Total liabilities and stockholders’ equity (deficit)	$376,121	$2,243		$958		$379,322

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a)	Reflects the net remaining proceeds from the Term Loan borrowings, less financing costs and the repayment of principal and accrued interest on the senior convertible notes (see Note 9).

(b)	Reflects the reclassification of restricted cash collateral to other non-currents assets in accordance with the provisions of the Revolving Credit Facility.

(c)	Reflects the net increase in deferred financing costs related to the Term Loan and Revolving Credit Facility.

(d)	Reflects the payment of accrued interest on the senior convertible notes and the extinguishment of accrued interest on the senior subordinated notes, net of the accrual of success fees payable as a result of the Plan confirmation.

(e)	Reflects repayment of the senior convertible notes.

(f)	Reflects extinguishment of the senior subordinated notes in exchange for common stock of the Successor.

(g)	Reflects advances under the Term Loan (see Note 9).

(h)	Reflects cancellation of Predecessor common stock in exchange for common stock of the Successor.

(i)	Reflects the cancellation of treasury stock.

(j)	Reflects the impact to paid in capital resulting from the issuance of new common stock to the senior subordinated noteholders and holders of Predecessor common stock, new restricted common stock issued to management, and the cancellation of Predecessor common stock (including treasury stock).

(k)	Reflects the gain on extinguishment of debt of $46.1 million, net of the accrual of success fees payable as a result of the Plan confirmation.

(l)	Reflects changes to carrying values of assets and liabilities to reflect estimated fair values.

(m)	Reflects the revaluation loss and the elimination of the retained deficit.

(n)	Reflects goodwill equal to the excess of reorganization equity value over the estimated fair value of identifiable net assets.

Impact of Fresh-Start Accounting on Depreciation and Amortization

Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. As a result, we recorded $1.2 million of additional depreciation expense for the five months ended September 30, 2006. We expect that this adjustment will result in an increase of our depreciation expense by $2.9 million during fiscal 2007, $1.7 million during fiscal 2008, and a total of $0.8 million thereafter.

Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve will be amortized as income over the remaining terms of the contracts. We recognized income of $2.2 million during the five months ended September 30, 2006 related to the amortization of this contract loss reserve liability. We expect to recognize income of $2.2 million during fiscal 2007 as a result.

We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 5). These assets will be amortized over their expected useful lives. As a result, we recorded $0.9 million of amortization expense for the five months ended September 30, 2006 related to these intangible assets. We expect to record amortization expense of $1.8 million in fiscal 2007, $1.2 million in fiscal 2008, and a total of $2.2 million thereafter.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Impact of Reorganization on Income Taxes

The restructuring of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a financial statement gain of $46.1 million. For income tax purposes, there is no gain or loss realized on the discharge of the senior subordinated notes and related accrued interest. Therefore, the financial statement gain will be excluded from taxable income for the tax year ended September 30, 2006. In addition, the restructuring resulted in a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after May 12, 2006 will be subject to Internal Revenue Code Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized (see Note 11).

3.	REORGANIZATION ITEMS

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. The following table summarizes the components included in reorganization items on the consolidated statements of operations for the seven months ended April 30, 2006 (Predecessor) and five months ended September 30, 2006 (Successor) (in thousands):

	Predecessor	Successor
	Seven Months	Five Months
	Ended	Ended
	April 30,	September 30,
	2006	2006
	(Restated)
Gain on debt-for-equity exchange(1)	$(46,117)	$—
Fresh-start adjustments(2)	(49)	—
Professional fees and other costs(3)	13,598	1,419
Lease rejection costs(4)	945	—
Unamortized debt discounts and other costs(5)	539	—
Embedded derivative liabilities(6)	(1,482)	—
Unamortized debt issuance costs(7)	4,903	—

Total reorganization items	$(27,663)	$1,419

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the Plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services directly related to the bankruptcy proceedings.

(4)	Claims arising from rejection of executory lease contracts during the bankruptcy proceedings.

(5)	Write-off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(6)	Write-off of embedded derivatives related to the allowed claim for the senior convertible notes.

(7)	Write-off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IES and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior periods have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in our revenue recognition of construction in progress, allowance for doubtful accounts, realizability of deferred tax assets, impairment tests, stock-based compensation and self-insured claims liability.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories generally consist of parts and supplies held for use in the ordinary course of business and are valued at the lower of cost or market generally using the historical average cost or first-in, first-out (FIFO) method. Where shipping and handling costs are borne by us, these charges are included in inventory and charged to cost of services upon use in production or the providing of services.

Securities and Equity Investments

Energy Photovoltaics, Inc

On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. (“Tontine”). Tontine, together with its affiliates, owns approximately 34% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.

Pursuant to the stock purchase agreement, on July 17, 2006 we issued 58,072 shares of our common stock to Tontine for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on the NASDAQ Stock Market on July 14, 2006. The proceeds of the sale were used to make a new $1.0 million investment in Energy Photovoltaics, Inc. (“EPV”), a company in which we, prior to this new investment, held and continue to hold a minority interest. The IES common stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

We had previously accounted for our original investment in EPV under the equity method of accounting and accordingly recorded our share of EPV’s losses of $0.9 million, $1.4 million and zero for the years ended September 30, 2004, 2005 and 2006, respectively. The carrying amount of the original investment prior to this new investment was zero at September 30, 2005 as a result of recording our pro-rata share of losses and an impairment charge of $0.7 million. Additionally, we had a note receivable from EPV of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the new investment of $1.0 million in exchange for EPV common stock, we converted the previous note receivable and the previous preferred stock

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

investment into common stock of EPV. After our new investment in EPV of $1.0 million, we own 17.64% of EPV common stock, which can be diluted down to 15.81% assuming full exercise of all available stock options for grant and the exercise of all outstanding warrants. Because our investment in EPV is less than 20%, we account for our investment in EPV using the cost method of accounting beginning July 2006.

EnerTech Capital Partners, II L.P.

Through September 30, 2006, we had invested $4.7 million under our commitment to EnerTech Capital Partners II L.P. (EnerTech). The carrying value of this EnerTech investment at September 30, 2005 and 2006 was $3.1 million and $2.9 million, respectively. This investment is accounted for on the cost method of accounting and accordingly, we did not record unrealized losses for the EnerTech investment which we believe are temporary in nature. We use available information and may perform discounted cash flow analyses to determine impairment of our investments, if any. The following table presents the reconciliation of the carrying value and unrealized losses to the fair value of the EnerTech investment as of September 30, 2005 and 2006:

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
Carrying value	$3,112	$2,858
Unrealized losses	(739)	—

Fair value	$2,373	$2,858

EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination.

Arbinet-thexchange

On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet-thexchange (“Arbinet”). The investment is a marketable security available for sale. The carrying and market value of the investment at September 30, 2006 was $0.2 million.

Property and Equipment

Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was approximately $11.3 million and $10.8 million for the years ended September 30, 2004 and 2005, respectively. Depreciation expense was approximately $4.0 million for the seven months ended April 30, 2006 and $3.9 million for the five months ended September 30, 2006.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations in the caption “Other, net”.

Goodwill

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

At September 30, 2005, we performed a test for impairment and consequently recorded a charge of $53.1 million. The total goodwill impairment charge is included in arriving at income (loss) from continuing operations for the year ended September 30, 2005. The impairment detailed by our operating regions follows (amounts in millions):

North	$15.6
South	1.0
West	36.5

Total	$53.1

There was no goodwill impairment charge in the Houston Stafford Electric region for the year ended September 30, 2005.

Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances (amounts in thousands):

	September 30,	Impairment	September 30,	Fresh Start	September 30,
	2004	Adjustment	2005	Allocation	2006

Commercial and Industrial	$41,051	$41,051	$—	$447	$447
Residential	36,415	12,072	24,343	(10,201)	14,142

	$77,466	$53,123	$24,343	$(9,754)	$14,589

Debt Issuance Cost

Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. At September 30, 2005, we had recorded unamortized capitalized debt issuance costs of $8.2 million related to the pre-petition credit facility, senior subordinated notes and senior convertible notes outstanding at that time.

On February 14, 2006, in connection with the Chapter 11 cases, we entered into the debtor-in-possession credit facility with Bank of America. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the pre-petition credit facility during the quarter ended March 31, 2006.

In accordance with SOP 90-7, the senior notes were an allowable claim per the court order dated March 17, 2006. As a result, we wrote-off unamortized deferred financing costs of $4.9 million to reorganization items in the consolidated statement of operations for the seven months ended April 30, 2006.

On the date we emerged from bankruptcy, in accordance with the reorganization plan, the debtor-in-possession credit facility was replaced by a new credit facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense and are reflected in the statements of operations for the seven months ended April 30, 2006. Amortization during the seven months ended April 30, 2006 was $1.0 million.

On May 12, 2006, the date we emerged from bankruptcy, we entered into a revolving credit facility with Bank of America and a $53 million senior secured term loan with Flagg Street for refinancing the senior convertible notes. As a result, we capitalized approximately $1.9 million of issuance costs associated with our revolving credit facility commitment with Bank of America and $0.3 million of issuance costs associated with

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

our term loan commitment with Flagg Street. Amortization during the five months ended September 30, 2006 was $0.3 million.

At September 30, 2006, remaining unamortized capitalized debt issuance costs are $2.0 million.

Revenue Recognition

We recognize revenue when services are performed except when work is being performed under a construction contract. Such contracts generally provide that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue on signed contracts and change orders. We generally recognize revenue on unsigned change orders where we have written notices to proceed from the customer and where collection is deemed probable. Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the subsequent year. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

As of September 30, 2005 and 2006, costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for certain significant claims totaling approximately $3.9 million and $3.9 million, respectively. In addition, accounts receivable as of September 30, 2005 and 2006 related to these claims is approximately $2.4 million and $0.7 million, respectively. Included in the claims amount is approximately $2.3 million and $2.8 million as of September 30, 2005 and 2006, respectively, related to a single contract at one of our subsidiaries. This claim relates to a dispute with the customer over defects in the customer’s design specifications.

Certain of our companies in the residential segment use the completed contract method of accounting because the duration of their contracts are short in nature. We recognize revenue on completed contracts when the construction is complete and billable to the customer.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not collectible are written off as deemed necessary in the period such determination is made.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

We follow the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at the end of each quarter. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2006, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence. To the extent that we do realize benefits from the usage of our pre-emergence deferred tax assets; such benefits will go to reduce goodwill, then other long-term intangible assets, then additional paid-in capital. (See Note 11 for further discussion.)

On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized. (See Note 11 for further discussion).

Self-Insurance

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2006, we had compiled our historical data pertaining to the self-insurance experiences and had utilized the services of an actuary to assist in the determination of the ultimate loss associated with our self-insurance programs for workers’ compensation, auto and general liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and have recorded the present value of the actuarial determined ultimate losses under our workers’ compensation, auto and general liability programs of $17.8 million and $16.6 million at September 30, 2005 and 2006, respectively. The present value is based on the expected cash flow to be paid out under the workers’ compensation, automobile and general liability programs discounted at five percent for those claims not expected to be paid within twelve months. The undiscounted ultimate losses related to the workers’ compensation, automobile and general liability programs are $19.3 million and $18.3 million at September 30, 2005 and 2006, respectively. Total expense for these programs including healthcare was approximately $37.1 million, $40.5 million, $17.2 million and $13.6 million for the years ended September 30, 2004 and 2005 and for the seven months ended April 30, 2006 and the five months ended September 30, 2006, respectively. The present value of all self-insurance reserves for the health, workers compensation, auto and general liability recorded at September 30, 2005 and 2006 is $20.1 million and $18.5 million, respectively. The undiscounted ultimate losses of all self-insurance reserves at September 30, 2005 and 2006, was

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$21.8 million and $20.3 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows (amounts in thousands):

Year Ended September 30,
2007	$8,013
2008	4,347
2009	3,235
2010	1,944
2011	1,129
Thereafter	1,601

Total	$20,269

We had letters of credit of $20.1 million outstanding at September 30, 2006 to collateralize our self-insurance obligations.

Realization of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. Estimated fair values are determined based on expected future cash flows discounted at a rate we believe incorporates the time value of money, the expectations about future cash flows and an appropriate risk premium.

At September 30, 2005, we determined that certain impairment indicators were present that indicated an impairment may exist under SFAS 144. Those indicators included a goodwill impairment as of September 30, 2005, coupled with cash flow losses incurred during fiscal 2005 in our commercial and industrial segment. Accordingly, we evaluated the ongoing value of our long-lived assets. Based on this evaluation, we determined that certain long-lived assets in our commercial and industrial segment with a carrying amount of $8.5 million were no longer recoverable and were impaired. Accordingly, we recorded a non-cash impairment charge of $6.0 million to write these assets down to their estimated fair value of $2.5 million. Approximately $3.0 million of the impairment charge is related to discontinued operations and as such, that portion of the charge is included in income (loss) from discontinued operations. The remaining impairment charge is recorded in selling, general and administrative expenses for continuing operations for the year ended September 30, 2005.

At March 31, 2006 and at September 30, 2006, we performed additional evaluations of our long-lived assets in accordance with SFAS 144. These evaluations resulted in impairment charges of $0.4 million and zero, respectively included in selling, general and administrative expenses. Approximately $0.1 million is attributable to discontinued operations and is included in income (loss) from discontinued operations for the seven months ended April 30, 2006. The companies impacted by this impairment are in our commercial and industrial segment.

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and trade accounts receivable. We grant credit, generally without collateral, to our customers, which are generally contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States within the construction and homebuilding market. However, we generally are entitled to payment for work performed and have certain lien rights in that work. Further, management believes that its contract acceptance, billing and

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits.

We had no single customer accounting for more than 10% of our revenues for the years ended September 30, 2004 and 2005 and for the seven months ended April 30, 2006 and the five months ended September 30, 2006.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, and a term loan. Our senior subordinated notes and senior convertible notes had a carrying value, excluding unamortized discount, at September 30, 2005 of $222.9 million. The fair value of our senior subordinated notes and senior convertible notes at September 30, 2005 was $190.9 million. We utilize quoted market prices to determine the fair value of our debt. Other than the senior subordinated notes and senior convertible notes, we believe that the carrying value of financial instruments in the accompanying consolidated balance sheets approximates their fair value. The senior subordinated notes were converted to equity and the senior convertible notes were refinanced from the proceeds of a $53 million senior secured term loan pursuant to our bankruptcy reorganization plan (see Note 1).

Earnings per Share

In conjunction with the reorganization plan, effective May 12, 2006 our common stock effectively underwent a reverse split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. In accordance with FASB Statement No. 128, “Earnings per Share”, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect that change in capital structure.

The following table reconciles the components of the basic and diluted earnings (loss) per share for the two years ended September 30, 2004, 2005; the seven months ended April 30, 2006 and the five months ended September 30, 2006 (in thousands, except share information):

	Predecessor			Successor
			Seven Months	Five Months
			Ended	Ended
	Year Ended September 30,		April 30,	September 30,
	2004	2005	2006	2006
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(93,267)	$(96,476)	$22,334	$600
Net income from continuing operations attributable to restricted shareholders	—	—	602	16

Net income (loss) from continuing operations	$(93,267)	$(96,476)	$22,936	$616

Net income (loss) from discontinued operations attributable to common shareholders	$(31,597)	$(33,156)	$(15,148)	$(8,787)
Net income from discontinued operations attributable to restricted shareholders	—	—	—	—

Net income (loss) from discontinued operations	$(31,597)	$(33,156)	$(15,148)	$(8,787)

Net income (loss) attributable to common shareholders	$(124,864)	$(129,632)	$7,584	$(8,171)
Net income attributable to restricted shareholders	—	—	204	—

Net income (loss)	$(124,864)	$(129,632)	$7,788	$(8,171)

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Predecessor			Successor
			Seven Months	Five Months
			Ended	Ended
	Year Ended September 30,		April 30,	September 30,
	2004	2005	2006	2006
Denominator:
Weighted average common shares outstanding — basic	14,970,502	14,970,502	14,970,502	14,970,502
Effect of dilutive stock options and non-vested restricted stock	—	—	403,467	403,467

Weighted average common and common equivalent shares outstanding — diluted	14,970,502	14,970,502	15,373,969	15,373,969

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(6.23)	$(6.44)	$1.49	$0.04
Basic earnings (loss) per share from discontinued operations	$(2.11)	$(2.21)	$(1.01)	$(0.59)
Basic earnings (loss) per share	$(8.34)	$(8.66)	$0.51	$(0.55)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(6.23)	$(6.44)	$1.49	$0.04
Diluted earnings (loss) per share from discontinued operations	$(2.11)	$(2.21)	$(0.99)	$(0.57)
Diluted earnings (loss) per share	$(8.34)	$(8.66)	$0.51	$(0.53)

For the years ended September 30, 2004 and 2005 stock options of 2.0 million and 3.2 million, respectively, were excluded from the computation of fully diluted earnings per share because we reported losses in each of those periods and the options’ exercise prices were greater than the average market price of our common stock. For the seven months ended April 30, 2006, no stock options were included in the computation of fully diluted earnings per share because all options were cancelled in conjunction with the restructuring. For the seven months ended April 30, 2006 and the five months ended September 30, 2006 0.2 million stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average market price of our common stock.

Stock Based Compensation

On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the employee stock purchase plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R)supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year 2006. The Predecessor’s consolidated financial statements as of and for the seven months ended April 30, 2006 and the Successor consolidated financial statements reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the seven months ended April 30, 2006 was $1.2 million before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 13). Included in stock-based compensation for the seven months ended April 30, 2006 is $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the reorganization plan. These restricted shares would have otherwise not vested until January 2007. Stock-based compensation for the five months ended September 30, 2006 was $1.5 million before tax. The fair value of options granted during the five months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividend yield, expected stock price volatility of 48.95% per year, risk free interest rate of approximately 5% per year and a three year expected life of the options. There was no stock-based compensation expense related to employee stock options recognized during the years ended September 30, 2004 and 2005. Additionally, we recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 13).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the seven months ended April 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense related to stock options from the accelerated multiple-option approach to the straight-line single option method. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Furthermore, under the modified prospective transition method, SFAS 123(R) requires that compensation costs recognized prior to adoption be reversed to the extent of estimated forfeitures and recorded as a cumulative effect of a change in accounting principle. The effect of this reversal was immaterial.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

fair value of our employee stock options. Although the fair value of our employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Predecessor — Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

During the years ended September 30, 2004 and 2005, we recorded compensation expense of $0.8 million and $1.3 million, respectively, in connection with restricted stock awards (See Note 13).

The following table illustrates the effect on net loss and loss per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123 — “Accounting for Stock-Based Compensation” for the years ended September 30, 2004 and 2005 (in thousands, except for per share data):

	Year Ended September 30,
	2004	2005

Net loss, as reported	$(124,864)	$(129,632)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	460	803
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,130	1,047

Pro forma net loss for SFAS No. 123	$(125,534)	$(129,876)

Loss per share:
Basic — as reported	$(8.34)	$(8.66)
Basic — pro forma for SFAS No. 123	$(8.39)	$(8.68)
Loss per share:
Diluted — as reported	$(8.34)	$(8.66)
Diluted — pro forma for SFAS No. 123	$(8.39)	$(8.68)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

	2004	2005

Expected dividend yield	0.00%	0.00%
Expected stock price volatility	68.38%	73.61%
Weighted average risk free interest rate	3.71%	3.52%
Expected life of options	6 years	4.2 years

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a “restatement”. We were required to adopt SFAS 154 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of SFAS 154 had no impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We accounted for the senior convertible notes, which were canceled upon emergence from bankruptcy, under SFAS 133. Upon emergence from bankruptcy, we did not have any derivative instruments or hedging activities that would be affected by either SFAS 133 or SFAS 155. We were required to adopt SFAS 155 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of SFAS 155 had no impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”) effective for fiscal years beginning after September 15, 2006. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. We were required to adopt SFAS 156 upon adoption of fresh-start accounting in accordance with SOP 90-7. The adoption of SFAS 156 had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2007.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	INTANGIBLE ASSETS

In accordance with SOP 90-7, we adopted fresh-start reporting effective April 30, 2006. Fresh-start reporting requires that all assets, including identifiable intangible assets and liabilities be adjusted to their fair values as of the adoption date (see Note 2). As a result of the application of fresh-start reporting we identified certain intangible assets as of April 30, 2006. We used independent appraisal and valuation experts to assist with the identification and valuation of these intangible assets. All of these intangible assets except for customer backlog are included in other noncurrent assets on the consolidated balance sheet at September 30, 2006. Customer backlog is included in prepaids and other current assets on the consolidated balance sheet at September 30, 2006. The table below provides information about these intangible assets as of September 30, 2006.

	Successor
	As of September 30,
	2006
	Gross Carrying	Accumulated	Estimated Useful
	Amount	Amortization	Life
	(Amounts in thousands)

Amortized Intangible Assets
Leasehold interests	$93	$9	4-55 months
Customer relationships	2,170	298	36-42 months
Contract backlog	658	284	10-12 months
Non-compete agreements	1,200	250	24 months
Tradenames	2,026	51	10-20 years

Total	$6,147	$892

Estimated Amortization Expense for Fiscal Years Ending September 30:
2007	1,833
2008	1,210
2009	582
2010	141
2011	124
Thereafter	1,365
Unamortized Intangible Assets:
Goodwill	$14,589

6.	DISCONTINUED OPERATIONS:

Costs Associated with Exit or Disposal Activities

As a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries are included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As a result, we incurred total expenditures of $4.8 million and $2.4 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, which included the following costs included in income (loss) from discontinued operations:

•	An expenditure of $1.6 million and $0.5 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for direct labor and material costs;

•	An expenditure of $0.9 million and $0 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for lease exit and other related costs, which was recorded in reorganization costs;

•	An expenditure of $0.5 million and $1.4 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for severance, retention and other employment related costs;

•	An expenditure of $0.1 million and $0.2 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for moving and other costs; and

•	A charge of $2.6 million and $0.3 million for the seven months ended April 30, 2006 and five months ended September 30, 2006, respectively, for allowances related to accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts.

Remaining net working capital related to these subsidiaries was $14.1 million at September 30, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional potential losses to our working capital. At September 30, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.

In our assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006 we increased our general allowance for doubtful accounts based on considering various factors including the fact that these businesses were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables based on historical write-offs. We believe this approach is reasonable and prudent given the circumstances.

The exit plan is substantially completed and the operations of these subsidiaries have substantially ceased as of September 30, 2006. We have included the results of operations related to these subsidiaries in discontinued operations for the year ended September 30, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these shut down subsidiaries totaled $293.7 million and $194.1 million for fiscal years 2004 and 2005, respectively. Revenue for these shutdown subsidiaries was $55.8 million for the seven months ended April 30, 2006 and $18.0 million for the five months ended September 30, 2006. Operating losses for these subsidiaries totaled $29.4 million and $27.9 million for fiscal 2004 and 2005, respectively. Operating losses for these subsidiaries were $15.0 million for the seven months ended April 30, 2006 and $9.5 million for the five months ended September 30, 2006.

Divestitures

During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.

During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the year ended September 30, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

goodwill impairments, if any, these divestitures generated a pre-tax net loss of $14.1 million for the year ended September 30, 2005 and a pre-tax net income of $0.7 million for the seven months ended April 30, 2006 and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.

The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations for the years ended September 30, 2004 and 2005 was $4.3 million and $3.5 million, respectively. Depreciation expense for the seven months ended April 30, 2006 was $0.1 million and zero for the five months ended September 30, 2006.

Summarized financial data for all discontinued operations are outlined below:

	Predecessor			Successor
			Seven Months	Five Months
			Ended	Ended
	Year Ended September 30,		April 30,	September 30,
	2004	2005	2006	2006
			(Restated)
Revenues	$586,046	$347,663	$61,227	$18,034

Gross profit (loss)	$45,030	$8,351	$(5,334)	$(5,086)

Pre-tax loss	$(28,251)	$(41,346)	$(15,148)	$(8,787)

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
Accounts receivable, net	$64,622	$18,905
Inventory	1,455	64
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	3,068
Other current assets	341	30
Property and equipment, net	928	355
Goodwill	—	—
Other non-current assets	8	8

Total assets	$75,233	$22,430

Accounts payable and accrued liabilities	$21,384	$5,630
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	1,790
Long term debt, net of current portion	—	—
Other long term liabilities	—	—

Total liabilities	31,691	7,420

Net assets	$43,542	$15,010

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In connection with the divestitures discussed above, the pre-tax (loss) gain on the sale of the businesses was determined as follows for the years ended September 30, 2005 and 2006 (in thousands):

	Predecessor	Successor
	2005	2006
Book value of tangible assets divested	$70,648	$11,657
Goodwill divested	16,313	—
Liabilities divested	(20,295)	(5,051)

Net assets divested	66,666	6,606

Cash received	48,000	6,058
Notes receivable	2,277	—
Retained receivables	3,791	1,255

Total consideration received	54,068	7,313

Pre-tax (loss) gain	$(12,598)	707

Goodwill Impairment Associated with Discontinued Operations

During the year ended September 30, 2005, we recorded a goodwill impairment charge of $12.8 million related to certain subsidiaries which were held for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. In determining the fair value for the subsidiaries, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. There have not been any significant differences between those estimates and the actual proceeds received upon the sale of the subsidiaries. There was no goodwill impairment charge related to the subsidiary sold during the year ended September 30, 2006.

Impairment Associated with Discontinued Operations

In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the year ended September 30, 2005, we recorded an impairment charge of $1.5 million related to the identification of certain subsidiaries for disposal by sale. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations (see Note 12).

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	Estimated	Predecessor	Successor
	Useful Lives	September 30,	September 30,
	in Years	2005	2006
Land	N/A	$1,621	$3,181
Buildings	5-32	7,149	8,471
Transportation equipment	3-5	15,278	9,364
Machinery and equipment	3-10	13,485	3,146
Leasehold improvements	5-10	8,532	250
Information systems	2-7	22,223	5,549
Furniture and fixtures	5-7	5,528	879

		$73,816	$30,840
Less — Accumulated depreciation and amortization		(49,550)	(3,936)

Property and equipment, net		$24,266	$26,904

We adopted fresh-start accounting effective April 30, 2006 (see Note 2). In accordance with SOP 90-7, our property and equipment was adjusted to its estimated fair value and accumulated depreciation was reset to zero. As a result, the accumulated depreciation at September 30, 2006 is equal to the depreciation expense recognized less retirements for the five months ended September 30, 2006.

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Predecessor			Successor
	September 30,	September 30,	April 30,	September 30,
	2004	2005	2006	2006
			(Restated)
Balance at beginning of period	$3,809	$2,561	$2,925	$1,982
Additions to costs and expenses	1,111	2,425	818	1,178
Deductions for uncollectible receivables written off, net of recoveries	(2,359)	(2,061)	(1,761)	(1,303)

Balance at end of period	$2,561	$2,925	$1,982	$1,857

Accounts payable and accrued expenses consist of the following (in thousands):

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
Accounts payable, trade	$40,274	$49,164
Accrued compensation and benefits	20,489	26,503
Accrual for self-insurance liabilities	21,691	19,778
Other accrued expenses	18,116	14,025

	$100,570	$109,470

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Contracts in progress are as follows (in thousands):

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
Costs incurred on contracts in progress	$482,774	$559,000
Estimated earnings	51,550	54,712

	534,324	613,712
Less — Billings to date	(543,493)	(633,460)

	$(9,169)	$(19,748)

Costs and estimated earnings in excess of billings on uncompleted contracts	$17,699	$13,624
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(26,868)	(33,372)

	$(9,169)	$(19,748)

9.	DEBT

Debt consists of the following (in thousands):

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 12.3% at September 30, 2006, subject to further adjustment	$—	$55,603
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 7.5%	62,885	—
Senior Subordinated Notes, due February 1, 2009, bearing interest at 9.375% with an effective interest rate of 7.5%	110,000	—
Senior Convertible Notes, due November 1, 2014, bearing interest at 6.5% with an effective interest rate of 6.5%	50,000	—
Other	59	162

Total debt	222,944	55,765
Less — Short-term debt and current maturities of long-term debt	(32)	(21)
Less — Senior Convertible Notes	(50,000)	—
Less — Senior Subordinated Notes	(172,885)	—

Total long-term debt	$27	$55,744

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Future payments on debt at September 30, 2006 are as follows (in thousands):

2007	$21
2008	54
2009	34
2010	37
2011	14
Thereafter	55,605

Total	$55,765

Pre-Petition Credit Facility

On August 1, 2005, we entered into a three-year $80 million pre-petition asset-based revolving credit facility with Bank of America, as administrative agent. The pre-petition credit facility replaced our existing revolving credit facility with JPMorgan Chase Bank, N.A., which was scheduled to mature on August 31, 2005.

The pre-petition credit facility allowed us to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the pre-petition credit facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80 million.

We amended the pre-petition credit facility several times between August 2005 and February 2006 prior to filing for Chapter 11 bankruptcy. The pre-petition credit facility was replaced by a debtor-in-possession credit facility on February 14, 2006.

Senior Convertible Notes (at April 30, 2006, subject to compromise)

We had outstanding $50.0 million in aggregate principal amount of senior convertible notes. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes required payment of interest semi-annually in arrears at an annual rate of 6.5%, had a stated maturity of November 1, 2014, constituted senior unsecured obligations, were guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and were convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share (on a pre reverse split basis), subject to adjustment.

The senior convertible notes were a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives included a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments were marked-to-market each reporting period. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. There was no other mark to market gain or loss during the remainder of fiscal 2004. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was a mark to market loss of $0.1 million recorded during the three months ended September 30, 2005. the value of this derivative was $1.9 million at September 30, 2005. There was no mark to market adjustment made during fiscal 2006.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The senior convertible notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we adjusted the carrying value of the senior convertible notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.7 million, derivative liabilities of $1.5 million and net discounts of $0.7 million to reorganization items on the “Consolidated Statements of Operations” for a net pre-tax impact of $1.9 million and $0 million during the seven months ended April 30, 2006 and the five months ended September 30, 2006, respectively.

On the date we emerged from bankruptcy, May 12, 2006, the senior convertible notes were repaid in full plus the related accrued interest for an amount totaling $51.9 million in accordance with the reorganization plan from the proceeds of the term exit credit facility.

Senior Subordinated Notes (at April 30, 2006, subject to compromise)

We had outstanding an aggregate of $172.9 million in senior subordinated notes. On the date we emerged from bankruptcy, May 12, 2006, in accordance with the reorganization plan, the note holders exchanged the senior subordinated notes plus accrued interest of $8.8 million for 82% of the fully diluted shares of the Successor company before giving effect to the 2006 Equity Incentive Plan. The notes bore interest at 9 3/8% paid in arrears on February 1 and August 1 of each year. The notes were unsecured senior subordinated obligations and were subordinated to all other existing and future senior indebtedness. We discontinued accruing the contractual interest on the senior subordinated notes on the date we entered bankruptcy, February 14, 2006.

The senior subordinated notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we adjusted the carrying value of the senior subordinated notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.2 million, net discount of $1.5 million, and the unamortized gain on the terminated interest rate swaps, previously disclosed, of $1.7 million to reorganization items on the consolidated statements of operations for a net pre-tax impact of $2.0 million and $0 million during the seven months ended April 30, 2006 and the five months ended September 30, 2006, respectively.

Debtor-in-Possession Financing

On February 14, 2006, in connection with the Chapter 11 cases, we entered into the debtor-in-possession loan and security agreement with Bank of America. The debtor-in-possession credit facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.

The debtor-in-possession credit facility provided for an aggregate financing of $80 million while we were in bankruptcy, consisting of a revolving credit facility of up to $80 million, with a $72 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the pre-petition credit facility constituted obligations and liabilities under the debtor-in-possession credit facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the pre-petition credit facility during the quarter ended March 31, 2006.

We utilized the debtor-in-possession credit facility to issue letters of credit for (1) certain insurance programs; (2) our surety programs; and (3) certain projects.

On our emergence from bankruptcy, in accordance with the plan, the debtor-in-possession credit facility was replaced by a new credit facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense and are reflected in the statements of operations for the seven months ended April 30, 2006. Amortization of debt issuance costs during the seven months ended April 30, 2006 was $0.5 million.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the plan.

On October 13, 2006, we entered into an amendment and waiver to the loan and security agreement, dated May 12, 2006, with Bank of America. The amendment amends the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $18.0 million to $21.0 million. The amendment also provides a waiver of any violation of the loan and security agreement resulting from our failure to achieve the minimum Shutdown EBIT on the August 31, 2006 measurement date. On December 11, 2006 we entered into another amendment further modifying the minimum amount of Shutdown EBIT for that period to a loss of $22.0 million.

On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the loan and security agreement, dated May 12, 2006, with Bank of America. The amendment amends the loan and security agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) for the period beginning on October 1, 2006 and thereafter from zero to negative $2.0 million. Also, the covenant requiring the Shutdown Subsidiaries (as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash was deleted. Additionally, the definition of consolidated Fixed Charge conversion Ratio was modified.

On December 11, 2006, we entered into an amendment to the loan and security agreement, dated May 12, 2006 with Bank of America. The amendment amends the loan agreement to change the minimum amount of the Shutdwon EBIT (as defined in the loan and security agreement fixed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $21.0 million to $22.0 million.

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

The credit facility will mature on May 12, 2008. The credit facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to sureties. The credit facility contains customary affirmative, negative and financial covenants binding us as described below.

The financial covenants, as amended, require us to:

•	Maintain a minimum cumulative earnings before interest, taxes, depreciation, amortization and restructuring expenses beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain a minimum cumulative earnings before interest and taxes at the shutdown subsidiaries beginning with the period ended May 31, 2006.

•	Maintain a minimum level of net working capital beginning with the period ended May 31, 2006, through the end of fiscal 2006.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

•	Not permit its earnings before interest and taxes at its commercial units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Not permit its earnings before interest and taxes at its residential units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain a maximum leverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Not allow our cumulative capital expenditure to exceed the amounts specified in the agreement beginning with the period ended May 31, 2006, through the end of fiscal 2006.

•	Maintain cash collateral in a cash collateral account of at least $20.0 million. Such amount is included in long term restricted cash in the accompanying balance sheet.

The Term Loan

On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and an affiliate and Flagg Street Partners LP and affiliates for refinancing the senior convertible notes.

The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, quarterly in arrears, provided that, in our sole discretion, until the third anniversary of the closing date we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. As of September 30, 2006, we have capitalized interest as additional loans of $2.6 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments arising from certain specified events such as asset sales and settlements of insurance claims on the conditions as set in the term loan agreement. The term loan is guaranteed by our subsidiaries and is secured by substantially the same collateral as the revolving credit facility, and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the period May 12, 2006 through September 30, 2006 was 12.3% as a result of our performance during the six months ended June 30, 2006.

On November 30, 2006, we entered into an amendment, dated October 1, 2006 to the term loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. The amendment amends the term loan agreement to, among other things, change the amount of permitted Shutdown EBIT (as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) from not less than zero to not less than negative $2.0 million. The covenant that requires the Shutdown Subsidiaries (as defined the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) to have certain minimum amounts of cash in order to convert their aggregate net working capital into cash was deleted. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

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

The following table presents the balance sheet details of the Senior Subordinated Notes (in thousands):

Predecessor
September 30,
2005

Senior Subordinated Notes (subject to compromise)	$172,885
Less: Unamortized discount on Senior Subordinated Notes	(1,776)
Add: Unamortized portion of interest rate hedge	2,025

$173,134

The following table presents the balance sheet details of the Senior Convertible Notes (in thousands):

Predecessor
September 30,
2005

Senior Convertible Notes (subject to compromise)	$50,000
Less: Unamortized discount on Senior Convertible Notes	(792)
Add: Fair Vale of derivatives associated with Senior Convertible Notes	1,483

$50,691

10.	LEASES

We lease various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 14. Rental expense for the years ended September 30, 2004, 2005, the seven months ended April 30, 2006 and the five months ended September 30, 2006 was approximately $6.2 million, $7.1 million, $3.6 million and $2.2 million, respectively. Future minimum lease payments under these noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Year Ended September 30,
2007	$6,986
2008	5,105
2009	3,173
2010	1,788
2011	488
Thereafter	30

Total	$17,570

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

11.	INCOME TAXES:

Federal and state income tax provisions for continuing operations are as follows (in thousands):

	Predecessor			Successor
			Seven Month	Five Month
			Period Ended	Period Ended
	Year Ended September 30,		April 30,	September 30,
	2004	2005	2006	2006
			(Restated)
Federal:
Current	$1,096	$70	$—	$—
Deferred	4,827	(218)	397	232
State:
Current	1,826	10,031	215	388
Deferred	(11)	141	146	(195)

	$7,738	$10,024	$758	$425

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

	Predecessor			Successor
			Seven Month	Five Month
			Period Ended	Period Ended
	Year Ended September 30,		April 30,	September 30,
	2004	2005	2006	2006
			(Restated)
Provision (benefit) at the statutory rate	$(29,935)	$(30,139)	$8,293	$364
Increase resulting from:
Non-deductible expenses	729	1,024	5,239	853
Change in valuation allowance	18,359	21,759	50,572	—
Contingent tax liabilities	—	486	551	278
Non-deductible goodwill impairment	27,685	19,457	—	—
Other	64	—	2	—
Decrease resulting from:
Income not subject to tax	—	—	(62,123)	—
Change in valuation allowance	(6,262)	—	—	(385)
State income taxes, net of federal deduction	(1,979)	(2,395)	(1,776)	(509)
Contingent tax liability	(923)	—	—	—
Texas Margins Tax	—	—	—	(174)
Other	—	(168)	—	(2)

	$7,738	$10,024	$758	$425

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

	Predecessor	Successor
	Year Ended	Year Ended
	September 30,	September 30,
	2005	2006
Deferred income tax assets:
Property and equipment	$355	$—
Allowance for doubtful accounts	1,510	1,411
Goodwill	10,318	—
Accrued expenses	6,765	5,493
Net operating loss carry forward	30,298	89,662
Various reserves	1,503	1,824
Equity losses in affiliate	1,691	2,541
Other	3,111	1,102

Subtotal	55,551	102,033
Less valuation allowance	(51,912)	(97,603)

Total deferred income tax assets	3,639	4,430

Deferred income tax liabilities:
Property and equipment	—	(3,308)
Deferred contract revenue and other	(3,519)	(975)

Total deferred income tax liabilities	(3,519)	(4,283)

Net deferred income tax assets	$120	$147

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is less than probable and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded, as of September 30, 2006, we derived a cumulative cash tax reduction of $11.3 million from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. We have provided a tax reserve for the cumulative cash tax reduction and accrued interest. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $105 million and state net operating loss carry forwards of $83.3 million. We believe the realization of the additional net operating loss carry forwards is less than probable and have not recorded a deferred tax asset. We have $33.7 million of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2006, approximately eight years remain to be amortized.

As of September 30, 2006, we had available approximately $333 million of federal net tax operating loss carry forwards for federal income tax purposes including $105 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. We also had available approximately $314.3 million of net tax operating loss carry forwards for state income tax purposes including $83.3 million resulting from the additional amortization of tax goodwill which begin to expire in 2006. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $16 million. Approximately $69.9 million of federal net operating losses will not be subject to this limitation. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized. To the extent that we do realize benefits from the usage of our pre-emergence deferred tax assets such benefits will go to reduce goodwill then other long-term intangibles, then additional paid-in capital.

In assessing the realizability of deferred tax assets at September 30, 2006, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, “Accounting for Income Taxes” places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2004, 2005 and 2006. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $87.4 million for certain federal deferred tax assets and $10.2 million for certain state deferred tax assets. We believe that $4.3 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $0.1 million of state deferred tax assets will be realized for certain non-unitary, non-consolidated and non-combined state tax returns and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis. The provision includes $0.2 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006.

The restructuring of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a financial statement gain of $46.1 million. For income tax purposes, the discharge of the senior subordinated notes and related accrued interest resulted in a loss of $131 million. The difference relates primarily to appreciation of the value of our common stock through our emergence from Chapter 11 on May 12, 2006.

We have adopted positions that a taxing authority may view differently. We believe our reserves of $14.0 and $14.5 million at September 30, 2005 and 2006, respectively, recorded in other non-current liabilities are adequate in the event the positions are not ultimately upheld. The timing of the payment of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority. Statutes of limitations will begin to expire during the fiscal year ending September 30, 2007 and thereafter.

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	Predecessor	Successor
	September 30,	September 30,
	2005	2006
Current deferred income taxes:
Assets	$2,269	$975
Liabilities	(2,269)	(975)

	$—	$—

Noncurrent deferred income taxes:
Assets	$1,370	$3,455
Liabilities	(1,250)	(3,308)

	120	147

Net deferred income tax assets	$120	$147

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

12.	OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

Our reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. These segments, which contain different economic characteristics, are managed through geographically-based regions.

We manage and measure performance of our business in two distinctive operating segments; commercial and industrial, and residential. The commercial and industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Corporate includes expenses associated with our home office and regional infrastructure.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill amortization, depreciation expense, capital expenditures and total assets.

As a result of implementing fresh-start accounting (see Note 2), the segment information for the Successor is not comparable to the segment information for the Predecessor. Segment information for the years ended September 30, 2004 and 2005, the seven months ended April 30, 2006 and the five months ended September 30, 2006 are as follows (in thousands):

	Fiscal Year Ended September 30, 2004
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total

Revenues	$555,182	$282,872	$—	$838,054
Cost of services	487,074	222,080	—	709,154

Gross profit	68,108	60,792	—	128,900
Selling, general and administrative	61,422	33,408	25,140	119,970
Goodwill impairment	47,348	17,917	—	65,265

Income (loss) from operations	$(40,662)	$9,467	$(25,140)	$(56,335)

Other data:
Depreciation and amortization expense	$5,879	$916	$2,592	$9,387
Capital expenditures	$1,503	$1,289	$1,960	$4,752
Total assets	$206,087	$90,907	$77,056	$374,050

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Fiscal Year Ended September 30, 2005
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total

Revenues	$551,629	$317,496	$—	$869,125
Cost of services	488,140	251,945	—	740,085

Gross profit	63,489	65,551	—	129,040
Selling, general and administrative	53,867	40,987	36,708	131,562
Goodwill impairment	41,050	12,072	—	53,122

Income (loss) from operations	$(31,428)	$12,492	$(36,708)	$(55,644)

Other data:
Depreciation and amortization expense	$4,808	$1,115	$2,857	$8,780
Capital expenditures	$975	$1,387	$1,104	$3,466
Total assets	$153,947	$86,781	$96,893	$337,621

	Seven Months Ended April 30, 2006 (Restated)
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total

Revenues	$314,875	$215,506	$—	$530,381
Cost of services	274,161	175,545	—	449,706

Gross profit	40,714	39,961	—	80,675
Selling, general and administrative	27,531	24,302	18,478	70,311

Income (loss) from operations	$13,183	$15,659	$(18,478)	$10,364

Other data:
Depreciation and amortization expense	$1,916	$647	$1,418	$3,981
Capital expenditures	$837	$392	$409	$1,638
Total assets (unaudited)	$158,819	$89,314	$88,958	$337,091

	Five Months Ended September 30, 2006
	Commercial
Successor	and Industrial	Residential	Corporate	Total

Revenues	$239,545	$180,308	$—	$419,853
Cost of services	211,004	150,006	—	361,010

Gross profit	28,541	30,302	—	58,843
Selling, general and administrative	21,523	18,453	13,824	53,800

Income (loss) from operations	$7,018	$11,849	$(13,824)	$5,043

Other data:
Depreciation and amortization expense	$298	$1,397	$1,922	$3,617
Capital expenditures	$398	$631	$295	$1,324
Total assets	$158,575	$97,502	$97,008	$353,085

We do not have significant operations or long-lived assets in countries outside of the United States.

The commercial and industrial segment reported lower than usual depreciation and amortization for the five months ended September 30, 2006. This is attributable to the non-cash amortization income included in

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

cost of sales of $2.2 million related to a contract loss reserve recorded at April 30, 2006 as a result of adopting fresh-start accounting (see Note 2).

Total assets as of September 30, 2004, 2005 and 2006 exclude assets held for sale and from discontinued operations of $206,883, $75,233 and $22,430, respectively. Total assets as of April 30, 2006 exclude assets held for sale and from discontinued operations of $41,893.

During fiscal 2006, we modified our methodology for allocating selling, general and administrative costs between operating segments. As a result, all periods presented have been reclassified to conform to the current year presentation.

13.	STOCKHOLDERS’ EQUITY

Prior to May 12, 2006, we had 1.3 million, 0.1 million and 1.3 million stock options outstanding under the 1997 Stock Plan, the 1997 Directors’ Stock Plan and the 1999 Incentive Compensation Plan, respectively. These incentive plans provided for the award of stock-based incentives to employees and directors. All outstanding options under these plans were cancelled and the plans terminated on May 12, 2006, pursuant to our plan of reorganization.

Restricted Stock

In December 2003, we granted a restricted stock award of 242,295 shares under the 1999 Incentive Compensation Plan to certain employees. This award vested in equal installments on December 1, 2004 and 2005, provided the recipient was still employed by us. The market value of the stock on the date of grant for this award was $2.0 million, which was recognized as compensation expense over the related two year vesting period. On December 1, 2004, 113,248 restricted shares vested under this award. During the period December 1, 2003 through November 30, 2004, 15,746 shares of those originally awarded were forfeited. From December 1, 2004 through December 31, 2005, an additional 34,984 shares were forfeited. On December 1, 2005, the remaining 78,317 restricted shares vested under this award in accordance with the terms of the Plan of Reorganization. During the years ended September 30, 2004 and 2005, we amortized $0.8 million and $0.5 million, respectively, to expense in connection with this award.

In January 2005, we granted a restricted stock award of 365,564 shares under the 1999 Incentive Compensation Plan to certain employees. This award vested in equal installments on January 3, 2006 and 2007, provided the recipient was still employed by us. The market value of the stock on the date of grant for this award was $1.7 million, which was recognized as compensation expense over the related two year vesting period. On January 3, 2006, 147,141 restricted shares vested under this award, and on May 12, 2006, 134,531 restricted shares vested under this award in accordance with the terms of the Plan of Reorganization. Through April 30, 2006, a total of 62,998 shares were forfeited under this grant. During the year ended September 30, 2005, we amortized $0.8 million to expense in connection with this award.

Pursuant to our plan of reorganization, the 2006 Equity Incentive Plan became effective on May 12, 2006 (the “2006 Plan”). The 2006 Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Plan.

Effective May 12, 2006, 384,850 shares of restricted stock were granted under the 2006 Plan and through September 30, 2006 a total of 21,715 of these shares had been forfeited. These shares vest one third per year starting January 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $9.5 million.

On June 21, 2006, 8,400 shares of restricted stock were granted to the directors which vest on February 1, 2007.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On July 12, 2006, 25,000 shares of restricted stock were granted to our Chief Executive Officer, vesting one third per year on July 12, 2007, July 12, 2008 and July 12, 2009. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.4 million.

The restricted shares granted under the 2006 Plan participate in dividends issued, if any.

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Stock Based Payments” (SFAS 123(R)) (See Note 4). During the seven months ended April 30, 2006 and the five months ended September 30, 2006, we recognized $1.2 million and $1.2 million, respectively, in compensation expense related to these awards in accordance with the provisions of SFAS 123(R). At September 30, 2006, the unamortized compensation cost related to outstanding unvested stock options was $0.9 million. This compensation expense will be recognized between October 1, 2006 and July 12, 2009. At September 30, 2006, the unamortized compensation cost related to outstanding unvested restricted stock was $7.4 million. This compensation expense will be recognized between October 1, 2006 and July 12, 2009.

Stock Options

On May 12, 2006, all outstanding stock options under the 1997 Stock Plan, the Directors’ Stock Plan and the 1999 Incentive Compensation Plan were cancelled pursuant to the plan of reorganization and these plans were terminated.

On May 15, 2006, under the 2006 Plan, 51,741 stock options were granted to C. Byron Snyder who was then Chief Executive Officer.

On July 12, 2006, under the 2006 Plan, 100,000 stock options were granted to our new Chief Executive Officer, Michael J. Caliel, vesting one third per year on July 12, 2007, July 12, 2008 and July 12, 2009.

During the five months ended September 30, 2006, we recognized $0.2 million in compensation expense related to these awards in accordance with SFAS 123(R).

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity under our stock option and incentive compensation plans. The following shares and per share amounts prior to May 1, 2006 have been adjusted for the effect of the 17.0928 to 1 reverse stock split.

		Weighted Average
	Shares	Exercise Price

Outstanding, September 30, 2003	5,362,841	$158.62

Options Granted	303,226	20.51
Exercised	(855,599)	88.37
Forfeited and Cancelled	(643,677)	171.27

Outstanding, September 30, 2004	4,166,791	$161.01

Options Granted	911,226	43.59
Exercised	(133,245)	51.96
Forfeited and Cancelled	(1,618,687)	134.52

Outstanding, September 30, 2005	3,326,085	$146.14

Options Granted	23,902	1.88
Exercised	(23,902)	1.88
Forfeited and Cancelled	(3,326,085)	146.14

Outstanding, April 30, 2006	—	$0.00

Options Granted	151,471	26.53
Exercised	—	0.00
Forfeited and Cancelled	—	0.00

Outstanding, September 30, 2006	151,471	$26.53

Exercisable, September 30, 2004	3,469,828	$10.68

Exercisable, September 30, 2005	2,523,224	$10.61

Exercisable, September 30, 2006	51,471	$44.36

The table below summarizes options outstanding and exercisable at September 30, 2006:

		Weighted-
		Average	Weighted-		Weighted-
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	September 30, 2006	Contractual Life	Exercise Price	September 30, 2006	Exercise Price

$17.36	100,000	9.8	$17.36	None	$—
$34.50	29,412	1.8	$34.50	29,412	$34.50
$57.50	22,059	1.8	$57.50	22,059	$57.50

	151,471	7.1	$26.53	51,471	$44.36

Options granted during the seven months ended April 30, 2006 and the five months ended September 30, 2006 had weighted average fair values per option of $5.28 and $8.34, respectively.

Unexercised options expire between May 8, 2008 and July 12, 2016.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan

In February 2000, our stockholders approved our Employee Stock Purchase Plan (the “ESPP”), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of our closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 2.0 million shares.

The purpose of the ESPP is to provide an incentive for our employees to acquire a proprietary interest in us through the purchase of shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The provisions of the ESPP are construed in a manner to be consistent with the requirements of that section of the Code. During the years ended September 30, 2004, 2005 and 2006, we issued 247,081, 61,935 and zero shares pursuant to the ESPP, respectively. The ESPP was suspended beginning on January 1, 2005 and the number of shares shown for fiscal 2005 relate to the option period which ended on December 31, 2004. For purposes of SFAS No. 123, “Accounting for Stock-Based Compensation,” estimated compensation cost as it relates to the ESPP was computed for the fair value of the employees’ purchase rights using the Black-Scholes option pricing model with the following assumptions for 2004; expected dividend yield of 0.00%, expected stock price volatility of 68.38%, weighted average risk free interest rate of 3.71% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2004 was approximately $1.30. The following assumptions were used for 2005: expected dividend yield of 0.00%, expected stock price volatility of 73.61%, weighted average risk free interest rate of 3.52% and an expected life of 0.5 years. The weighted average fair value per share of these purchase rights granted in 2005 was approximately $1.36.

14.	RELATED-PARTY TRANSACTIONS

We had transactions in the normal course of business with certain affiliated companies. We had a note receivable from an affiliate, EPV, of $1.8 million that was completely written off prior to September 30, 2005.

On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. “Tontine”). Tontine, together with its affiliates, owns approximately 34% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.

Pursuant to the stock purchase agreement, on July 17, 2006 we issued 58,072 shares of our common stock to Tontine for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on the NASDAQ Stock Market on July 14, 2006. The proceeds of the sale were used to make a new $1.0 million investment in Energy Photovoltaics, Inc. (“EPV”), a company in which we, prior to this new investment, held and continue to hold a minority interest. The IES common stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Amounts due from other related parties at September 30, 2004 were $0.1 million. There were no amounts due from other related parties at September 30, 2005. In connection with certain of the original acquisitions, certain subsidiaries have entered into related party lease arrangements with former owners for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the years ended September 30, 2004, 2005, the seven months ended April 30, 2006 and the five months ended September 30, 2006 were $2.4 million, $2.3 million and $1.3 million, and $1.0 million, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 10. (See Note 4, Summary of Significant Accounting Policies, Securities and Equity Investment.)

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

15.	EMPLOYEE BENEFIT PLANS

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service.

The aggregate contributions by us to the 401(k) Plan and the Plans were $2.2 million, $1.7 million, $0.7 million and $0.5 million for the years ended September 30, 2004 and 2005 and the seven months ended April 30, 2006 and the five months ended September 30, 2006, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Legal Matters

We are involved in various legal proceedings that have arisen in the ordinary course of business. It is not possible to predict the outcome of such proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us. In our opinion, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or our results of operations. We expense routine legal costs related to proceedings as incurred.

We are self-insured subject to large deductibles. Many claims against our insurance are in the form of litigation. At September 30, 2006, we accrued $16.6 million for self insurance liabilities including $5.9 million for general liability coverage losses. For those legal proceedings not expected to be covered by insurance, we have accrued $0.2 million at September 30, 2006.

The following is a discussion of certain significant legal matters we are currently involved in:

In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342; in the United States District Court for the Southern District of Texas, Houston Division:

Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against us and certain of our officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleged that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleged that defendants misrepresented our financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of our internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions with us, and obtain a credit facility for us.

On August 5, 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. The defendants argued, among other things, that the amended complaint fails to allege fraud with particularity as required by Rule 9(b) of the Federal Rules of Civil Procedure and fails to satisfy the heightened pleading requirements for securities fraud class actions under the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Specifically, defendants argued that the amended complaint did not allege fraud with particularity as to numerous GAAP violations and opinion statements about internal controls, failed to raise a strong inference that defendants acted knowingly or with severe recklessness, and included vague and conclusory allegations from confidential witnesses without a proper factual basis. Lead plaintiff filed its opposition to the

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

motion to dismiss on September 28, 2005, and defendants filed their reply in support of the motion to dismiss on November 14, 2005.

On January 10, 2006, the district court dismissed the putative class action with prejudice, ruling that the amended complaint failed to raise a strong inference of scienter and, therefore, did not satisfy the pleading requirements for a securities class action under the PSLRA. The lead plaintiff appealed to the United States Court of Appeals for the Fifth Circuit arguing that the lower court erred substantively and procedurally in its rulings. Both plaintiff and defendants have filed their respective briefs, but the Fifth Circuit has not yet ruled on the appeal or set the case for oral argument.

Radek v. Allen, et al., No. 2004-48577; in the 113th Judicial District Court, Harris County, Texas:

On September 3, 2004, Chris Radek filed a shareholder derivative action in the District Court of Harris County, Texas naming Herbert R. Allen, Richard L. China, William W. Reynolds, Britt Rice, David A. Miller, Ronald P. Badie, Donald P. Hodel, Alan R. Sielbeck, C. Byron Snyder, Donald C. Trauscht, and James D. Woods as individual defendants and us as nominal defendant. On July 15, 2005, plaintiff filed an amended shareholder derivative petition alleging substantially similar factual claims to those made in the putative class action, and making common law claims against the individual defendants for breach of fiduciary duties, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On September 16, 2005, defendants filed special exceptions or, alternatively, a motion to stay the derivative action. On November 11, 2005, Plaintiff filed a response to defendants’ special exceptions and motion to stay. A hearing on defendants’ special exceptions and motion to stay took place on January 9, 2006. Following that hearing, the parties submitted supplemental briefings relating to the standard for finding director self-interest in a derivative case.

On February 10, 2006 the Court granted Defendants’ Special Exceptions and dismissed the suit with prejudice. On March 10, 2006 Plaintiff filed a motion asking the court to reconsider its ruling. Also on March 10, 2006 we filed a suggestion of bankruptcy with the Court suggesting that this case had been automatically stayed pursuant to the bankruptcy laws. On April 4, 2006 Plaintiff filed a response to our suggestion of bankruptcy opposing the application of the automatic stay. The Court held a hearing on Plaintiff’s motion for reconsideration on April 24, 2006 but deferred any ruling until the bankruptcy proceedings were complete. We emerged from bankruptcy in May 2006, but no further actions have been taken in the case.

SEC Investigation:

On August 31, 2004, the Fort Worth Regional Office of the SEC sent a request for information concerning our inability to file our 10-Q in a timely fashion, the internal investigation conducted by counsel to the Audit Committee of our Board of Directors, and the material weaknesses identified by our auditors in August 2004. In December 2004, the Commission issued a formal order authorizing the staff to conduct a private investigation into these and related matters.

On April 20, 2006, we received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, we have been informed that Wells Notices have been issued to our current chief financial officer and certain former executives of us. The Staff has indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, our contingent liabilities disclosures in various prior periods, and our failure to disclose a change in its policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices to us and our chief financial officer includes violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. We first disclosed the existence of the SEC inquiry into this matter in November 2004.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Since the Wells Notices were issued, we and the chief financial officer have been in discussions with the Staff. However, no binding agreement has yet been reached with the Commission, and, to our knowledge, the Staff has not yet submitted any recommendations to the Commission.

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

Sanford Airport Authority vs. Craggs Construction et al (Florida Industrial Electric):

This is a property damage suit for which we believe will be covered by insurance but at this time coverage has been denied. In January 2003, the Sanford Airport Authority (Sanford) hired Craggs Construction Company (Craggs) to manage construction of an airport taxiway and related improvements. Craggs entered into a subcontract with Florida Industrial Electric (FIE) to perform certain of the electrical and lighting work. During the construction of the project, Sanford terminated Craggs’ contract. Sanford retained a new general contractor to complete the project and asked that FIE remain on the project to complete its electrical work. Sanford then filed its lawsuit against Craggs for breach of contract, claiming Craggs’ failure to properly manage the project resulted in interference, delays, and deficient work. Sanford’s allegations include damage caused by the allegedly improper installation of the runway lighting system. Craggs filed a third party complaint against FIE, alleging breach of contract, contractual indemnity, and common law indemnity based on allegations that FIE failed to perform its work properly.

Sanford alleges over $2.5 million in total damages; it is unclear how much of this amount Craggs may claim arises from FIE’s work. On April 27, 2006, we received notice that Craggs had filed suit against its surety, Federal Insurance Company. Craggs claims the surety performance bond is liable due to FIE’s alleged negligence. We will defend the case for the surety and indemnify them against any losses, and has filed a motion to dismiss the suit against the surety for failure to state a valid claim. Discovery is ongoing and we anticipate filing motions for summary judgment on the bulk of Craggs’ claims against FIE.

Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152:

On March 10, 2005, one of our wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to-sue letter per her request. We will vigorously contest any claim of wrongdoing in this matter and does not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on our consolidated financial condition and cash flows.

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

Prescott Group Capital Management, LLC v. Integrated Electrical Services, Inc., C. Byron Snyder, and David Miller (In re Integrated Electrical Services, Inc.), Adv. Proc. No. 06-03476, pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division:

On October 10, 2006, Prescott Group Capital Management, LLC (“Plaintiff”) filed its Amended Adversary Complaint against us, C. Byron Snyder, and David Miller, alleging violations of the Texas Business and Commerce Code (Section 27.01), common law fraud, negligent misrepresentation, and violations of the Texas Securities Act (Article 581-33) based upon alleged statements concerning us. Plaintiff is claiming losses of approximately $3.5 million, plus other damages in an undetermined amount. Defendants filed their First Original Answer on November 3, 2006. The case is currently in the early stages of discovery, and trial on the matter has been set for the week of April 9, 2007. Defendants believe that the allegations have no merit and intend to vigorously defend themselves on the merits.

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2006, $20.1 million of our outstanding letters of credit were to collateralize our insurance program.

From time to time we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2006, our cost to complete projects covered by surety bonds was approximately $51.8 million, and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $43.8 million to collateralize our bonding program. At September 30, 2006, that collateral was comprised of $22.5 million in letters of credit and $21.3 million of cash and accumulated interest thereon (such amount is included in Other Non-Current Assets, net in the accompanying consolidated balance sheets).

During the year ended September 30, 2006, one of our subsidiaries received approximately $3.8 million in backcharges from a customer, which we are disputing. We have done a preliminary evaluation of the merits of the backcharges and, as a result, recorded $1.4 million in charges to write off the remaining receivables, net costs in excess of billings on uncompleted contracts for these jobs and accrued losses payable. The remaining loss contingency associated with these backcharges is approximately $2.4 million for which we have not recorded any liability as we do not believe in the validity of the claims and believe payment is not probable. We recognize that litigation may ensue. While we believe there is no merit to the customer’s claims, there can be no assurances that we will ultimately prevail in this dispute or any litigation that may be commenced.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2006, we have invested $4.7 million under our commitment to EnerTech.

We recently completed an asset divestiture program involving the sale of substantially all of the assets and liabilities of certain wholly owned subsidiary business units. As part of these sales, the purchasers assumed all liabilities except those specifically retained by us. These transactions do not include the sale of the legal entity or our subsidiary and as such we retained certain legal liabilities. In addition to specifically retained liabilities, contingent liabilities exist in the event the purchasers are unable or unwilling to perform under their assumed liabilities. These contingent liabilities may include items such as:

•	Joint responsibility for any liability to the surety bonding company if the purchaser fails to perform the work

•	Liability for contracts for work not finished if the contract has not been assigned and a release obtained from the customer

•	Liability on ongoing contractual arrangements such as real property and equipment leases where no assignment and release has been obtained

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly financial information for the years ended September 30, 2005 and 2006 are summarized as follows (in thousands, except per share data):

	Predecessor
	Fiscal Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$205,678	$215,435	$222,616	$225,396
Gross profit	$31,490	$30,827	$36,051	$30,672
Net loss from continuing operations	$(9,290)	$(6,727)	$(8,028)	$(72,431)
Net loss from discontinued operations	$(8,318)	$(6,499)	$(5,887)	$(12,452)
Net loss	$(17,608)	$(13,226)	$(13,915)	$(84,883)
Net loss per share from continuing operations:
Basic	$(0.62)	$(0.45)	$(0.54)	$(4.84)
Diluted	$(0.62)	$(0.45)	$(0.54)	$(4.84)
Net loss per share from discontinued operations:
Basic	$(0.56)	$(0.43)	$(0.39)	$(0.83)
Diluted	$(0.56)	$(0.43)	$(0.39)	$(0.83)
Net loss per share:
Basic	$(1.18)	$(0.88)	$(0.93)	$(5.67)
Diluted	$(1.18)	$(0.88)	$(0.93)	$(5.67)

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Predecessor			Successor
	Fiscal Year Ended September 30, 2006
			One Month	Two Months
			Ended	Ended
	First	Second	April 30,	June 30,	Fourth
	Quarter	Quarter	2006	2006	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$226,666	$228,238	$75,477	$169,299	$250,554
Gross profit	$34,494	$34,509	$11,672	$24,049	$34,794
Net income (loss) from continuing operations	$(1,774)	$(21,088)	$45,798	$671	$(55)
Net loss from discontinued operations	$(621)	$(7,438)	$(7,089)	$(2,581)	$(6,206)
Net income (loss)	$(2,395)	$(28,526)	$38,709	$(1,910)	$(6,261)
Net earnings (loss) per share from continuing operations:
Basic	$(0.12)	$(1.41)	$2.98	$0.04	$(0.00)
Diluted	$(0.12)	$(1.41)	$2.98	$0.04	$(0.00)
Net loss per share from discontinued operations:
Basic	$(0.04)	$(0.50)	$(0.46)	$(0.17)	$(0.41)
Diluted	$(0.04)	$(0.50)	$(0.46)	$(0.17)	$(0.41)
Net earnings (loss) per share:
Basic	$(0.16)	$(1.91)	$2.52	$(0.12)	$(0.42)
Diluted	$(0.16)	$(1.91)	$2.52	$(0.12)	$(0.42)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

Included in net loss for the fourth quarter of 2005 is $73.7 million in non-cash, goodwill impairment charges. Also, included in net loss for the fourth quarter of 2005 is $6.0 million related to a non-cash impairment of long-lived assets.

Included in net income (loss) from continuing operations for the second quarter of 2006, third quarter of 2006, one month ended April 30, 2006 and the two months ended June 30, 2006 is $12.1 million, ($39.6) million, $0.4 million and $1.4 million, respectively, of reorganization items.

Effective for the three months ended December 31, 2005, the six months ended March 31, 2006, the seven months ended April 30, 2006 and the two months ended June 30, 2006, we determined that an error occurred related to accounting for inventory at one of our subsidiaries, which warranted revisions to previously reported results for the periods indicated. The error was the result of a reconciling difference between the inventory general ledger account and the inventory sub-ledger. This error resulted in an overstatement of inventory, an understatement of vendor rebate receivables and an understatement of cost of services. All of the previously reported results for all periods presented below have been revised for discontinued operations as appropriate.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tables below show the total effects of all revisions for these periods to both the consolidated statements of operations and the consolidated balance sheets.

	Three Months Ended December 31, 2005
		Inventory
	As Reported	Adjustments	As Restated

Statement of Operations Data:
Revenue	$226,666	$—	$226,666
Cost of services	191,932	240	192,172

Gross profit	34,734	(240)	34,494
Selling, general and administrative expenses	29,761	(21)	29,740

Income (loss) from operations	4,973	(219)	4,754
Reorganization items	—	—	—
Interest and other expense, net	5,829	—	5,829

Income (loss) from continuing operations before income taxes	(856)	(219)	(1,075)
Provision for income taxes	699	—	699

Net income (loss) from continuing operations	(1,555)	(219)	(1,774)
Income (loss) from discontinued operations	(910)	—	(910)
Provision (benefit) for income taxes	(289)	—	(289)

Net income (loss) from discontinued operations	(621)	—	(621)

Net income (loss)	$(2,176)	$(219)	$(2,395)

Basic earnings (loss) per share:
Continuing operations	$(0.10)	$(0.01)	$(0.12)
Discontinued operations	$(0.04)	$—	$(0.04)

Total	$(0.15)	$(0.01)	$(0.16)

Diluted earnings (loss) per share:
Continuing operations	$(0.10)	$(0.01)	$(0.12)
Discontinued operations	$(0.04)	$—	$(0.04)

Total	$(0.15)	$(0.01)	$(0.16)

Shares used in the computation of earnings (loss) per share:
Basic	14,970,502	14,970,502	14,970,502
Diluted	14,970,502	14,970,502	14,970,502

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2005
		Inventory
Consolidated Balance Sheet	As Reported	Adjustments	As Restated

Assets:
Cash and cash equivalents	$24,879	$—	$24,879
Restricted cash	19,090	—	19,090
Accounts receivable, (net)	141,432	102	141,534
Retainage	31,487	—	31,487
Cost and estimated earnings in excess of billings on uncompleted contracts	15,837	—	15,837
Inventories	22,314	(342)	21,972
Prepaid expenses and other current assets	23,856	—	23,856
Assets held from discontinued operations	55,548	—	55,548

Current assets	334,443	(240)	334,203
Property and equipment, net	23,510	—	23,510
Goodwill, net	24,343	—	24,343
Other noncurrent assets, net	14,389	—	14,389

Total assets	$396,685	$(240)	$396,445

Liabilities:
Current maturities of long-term debt	$26	$—	$26
Accounts payable and accrued expenses	99,324	(21)	99,303
Billings in excess of cost and estimated earnings on uncompleted contracts	26,705	—	26,705
Liabilities held from discontinued operations	18,268	—	18,268
Senior convertible notes, net	50,711	—	50,711
Senior subordinated notes, net	173,115	—	173,115

Current liabilities	368,149	(21)	368,128
Long-term debt, net of current maturities	139	—	139
Other noncurrent liabilities	14,273	—	14,273

Total liabilities	382,561	(21)	382,540

Stockholders’ equity	14,124	(219)	13,905

Total liabilities and stockholders’ equity	$396,685	$(240)	$396,445

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended March 31, 2006
		Inventory
	As Reported	Adjustments	As Restated

Statement of Operations Data:
Revenue	$454,904	$—	$454,904
Cost of services	385,731	170	385,901

Gross profit	69,173	(170)	69,003
Selling, general and administrative expenses	60,279	(15)	60,264

Income (loss) from operations	8,894	(155)	8,739
Reorganization items	12,111	—	12,111
Interest and other expense, net	13,814	—	13,814

Income (loss) from continuing operations before income taxes	(17,031)	(155)	(17,186)
Provision for income taxes	5,676	—	5,676

Net income (loss) from continuing operations	(22,707)	(155)	(22,862)
Income (loss) from discontinued operations	(13,025)	—	(13,025)
Provision (benefit) for income taxes	(4,966)	—	(4,966)

Net income (loss) from discontinued operations	(8,059)	—	(8,059)

Net income (loss)	$(30,766)	$(155)	$(30,921)

Basic earnings (loss) per share:
Continuing operations	$(1.52)	$(0.01)	$(1.53)

Discontinued operations	$(0.54)	$—	$(0.54)

Total	$(2.06)	$(0.01)	$(2.07)

Diluted earnings (loss) per share:
Continuing operations	$(1.52)	$(0.01)	$(1.53)

Discontinued operations	$(0.54)	$—	$(0.54)

Total	$(2.06)	$(0.01)	$(2.07)

Shares used in the computation of earnings (loss) per share:
Basic	14,970,502	14,970,502	14,970,502

Diluted	14,970,502	14,970,502	14,970,502

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	March 31, 2006
		Inventory
Consolidated Balance Sheet	As Reported	Adjustments	As Restated

Assets:
Cash and cash equivalents	$18,134	$—	$18,134
Restricted cash	20,060	—	20,060
Accounts receivable, (net)	138,890	474	139,364
Retainage	31,982	—	31,982
Cost and estimated earnings in excess of billings on uncompleted contracts	16,339	—	16,339
Inventories	23,120	(644)	22,476
Prepaid expenses and other current assets	24,353	—	24,353
Assets held from discontinued operations	41,593	—	41,593

Current assets	314,471	(170)	314,301
Property and equipment, net	21,641	—	21,641
Goodwill, net	24,343	—	24,343
Other noncurrent assets, net	5,824	—	5,824

Total assets	$366,279	$(170)	$366,109

Liabilities:
Current maturities of long-term debt	$25	$—	$25
Accounts payable and accrued expenses	103,760	(15)	103,745
Billings in excess of cost and estimated earnings on uncompleted contracts	22,658	—	22,658
Liabilities held from discontinued operations	16,610	—	16,610
Senior convertible notes, net	50,000	—	50,000
Senior subordinated notes, net	172,885	—	172,885

Current liabilities	365,938	(15)	365,923
Long-term debt, net of current maturities	142	—	142
Other noncurrent liabilities	14,519	—	14,519

Total liabilities	380,599	(15)	380,584

Stockholders’ equity	(14,320)	(155)	(14,475)

Total liabilities and stockholders’ equity	$366,279	$(170)	$366,109

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Seven Months Ended April 30, 2006
		Inventory
	As Reported	Adjustments	As Restated

Statement of Operations Data:
Revenue	$530,381	$—	$530,381
Cost of services	449,505	201	449,706

Gross profit	80,876	(201)	80,675
Selling, general and administrative expenses	70,329	(18)	70,311

Income (loss) from operations	10,547	(183)	10,364
Reorganization items	(27,480)	(183)	(27,663)
Interest and other expense, net	14,333	—	14,333

Income (loss) from continuing operations before income taxes	23,694	—	23,694
Provision for income taxes	758	—	758

Net income (loss) from continuing operations	22,936	—	22,936
Income (loss) from discontinued operations	(15,148)	—	(15,148)
Provision (benefit) for income taxes	—	—	—

Net income (loss) from discontinued operations	(15,148)	—	(15,148)

Net income (loss)	7,788	—	7,788

Basic earnings (loss) per share:
Continuing operations	$1.49	$—	$1.49

Discontinued operations	$(0.99)	$—	$(0.99)

Total	$0.51	$—	$0.51

Diluted earnings (loss) per share:
Continuing operations	$1.49	$—	$1.49

Discontinued operations	$(0.99)	$—	$(0.99)

Total	$0.51	$—	$0.51

Shares used in the computation of earnings (loss) per share
Basic	14,970,502	14,970,502	14,970,502

Diluted	15,373,969	15,373,969	15,373,969

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Two Months Ended June 30, 2006
		Inventory
	As Reported	Adjustments	As Restated

Statement of Operations Data:
Revenue	$169,299	$—	$169,299
Cost of services	145,036	214	145,250

Gross profit	24,263	(214)	24,049
Selling, general and administrative expenses	21,507	(18)	21,489

Income (loss) from operations	2,756	(196)	2,560
Reorganization items	436	—	436
Interest and other expense, net	1,445	—	1,445

Income (loss) from continuing operations before income taxes	875	(196)	679
Provision for income taxes	8	—	8

Net income (loss) from continuing operations	867	(196)	671
Income (loss) from discontinued operations	(2,581)	—	(2,581)
Provision (benefit) for income taxes	—	—	—

Net income (loss) from discontinued operations	(2,581)	—	(2,581)

Net income (loss)	(1,714)	(196)	(1,910)

Basic earnings (loss) per share:
Continuing operations	$0.06	$(0.01)	$0.04

Discontinued operations	$(0.17)	$—	$(0.17)

Total	$(0.11)	$(0.01)	$(0.12)

Diluted earnings (loss) per share:
Continuing operations	$0.06	$(0.01)	$0.04

Discontinued operations	$(0.17)	$—	$(0.17)

Total	$(0.11)	$(0.01)	$(0.12)

Shares used in the computation of earnings (loss) per share
Basic	14,970,502	14,970,502	14,970,502

Diluted	15,373,969	15,373,969	15,373,969

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	June 30, 2006
		Inventory
Consolidated Balance Sheet	As Reported	Adjustments	As Restated

Assets:
Cash and cash equivalents	$10,938	$—	$10,938
Restricted cash	—	—	—
Accounts receivable (net)	150,191	489	150,680
Retainage	32,359	—	32,359
Cost and estimated earnings in excess of billings on uncompleted contracts	19,623	—	19,623
Inventories	26,291	(904)	25,387
Prepaid expenses and other current assets	28,587	—	28,587
Assets held from discontinued operations	34,807	—	34,807

Current assets	302,796	(415)	302,381
Property and equipment, net	28,453	—	28,453
Goodwill, net	14,649	183	14,832
Restricted cash	20,000	—	20,000
Other noncurrent assets, net	12,233	—	12,233

Total assets	$378,131	$(232)	$377,899

Liabilities:
Current maturities of long-term debt	$24	$—	$24
Accounts payable and accrued expenses	109,242	(36)	109,206
Billings in excess of cost and estimated earnings on uncompleted contracts	28,981	—	28,981
Liabilities held from discontinued operations	12,113	—	12,113

Current liabilities	150,360	(36)	150,324
Long-term debt, net of current maturities	54,034	—	54,034
Other noncurrent liabilities	14,588	—	14,588

Total liabilities	218,982	(36)	218,946

Stockholders’ equity	159,149	(196)	158,953

Total liabilities and stockholders’ equity	$378,131	$(232)	$377,899

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure controls and procedures.

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

An evaluation was performed under the supervision and with the participation of our management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation and the material weaknesses identified below, our management, including the CEO and the CFO, concluded that our disclosure controls and procedures were not effective, as of September 30, 2006.

The conclusion that our disclosure controls and procedures were not effective as of September 30, 2006, was based on the identification of two material weaknesses in internal controls as of September 30, 2006, for which remediation will begin immediately.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, it used the framework entitled “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of Integrated Electrical Services, Inc.’s internal control over financial reporting in accordance with the COSO framework, and the identification of two material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006. The first material weakness relates to the aggregation of control deficiencies at one of our subsidiaries in the areas of contract documentation including the preparation of estimates to complete, billings, cash reconciliations and the financial statement close process. This subsidiary’s management did not perform certain controls during the financial statement close process. Performance of those control procedures subsequent to the financial statement close process resulted in material revisions to the 2006 draft financial statements in cash, accounts receivable, and revenues.

The second material weakness relates to controls over reconciliation of the detailed inventory sub-ledger to the general ledger at one of our subsidiaries. The deficiency was related to a breakdown in the operation of a designed control whereby a significant unexplained difference between the inventory sub-ledger and the general ledger was not adequately researched and resolved until after the financial statement close process.

Completion of the procedures subsequent to the financial statement close process resulted in revisions to the 2006 draft financial statements in inventory, cost of services and vendor rebate receivables.

The Independent Registered Public accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 9 of this report.

(c)	Remediation of Material Weaknesses.

The remediation plan for the material weakness relating to the identified subsidiary will begin immediately.

The remediation plan consists of:

•	Provide additional training and education for the local subsidiary finance department.
•	Increase the monthly oversight from the Regional Operating Officer and Regional Controller of this subsidiary.
•	Increase the monthly corporate oversight of this subsidiary.
•	Terminated the controller at this subsidiary.
•	Fill the vacant subsidiary controller position.
•	Continue review, testing and monitoring of the internal controls with respect to the operation of our financial reporting and close processes.

The remediation plan for the material weakness relating to the reconciliation of the inventory sub-ledger to the general ledger, will begin immediately.

The remediation plan consists of the following:

•	Differences between the detailed inventory sub-ledger and the general ledger will be reconciled monthly.
•	The calculations of rebate receivables attributable to inventory sales will be performed each month for the month just ended as well as the year to date period just ended. The rebate receivable attributable to inventory sales amounts will be reconciled monthly.
•	The Regional Controller will review the reconciliation of the detailed inventory sub-ledger to the general ledger monthly.

(d)	Changes in Internal Control Over Financial Reporting.

At September 30, 2006 we believe that the steps identified above should eventually remediate the identified material weaknesses. This remediation will begin immediately and this represents the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Integrated Electrical Services, Inc.’s internal control over financial reporting. We cannot assure that the material weaknesses will be remediated nor do we provide assurance that no additional material weaknesses will be identified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Integrated Electrical Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Integrated Electrical Services, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Electrical Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. The aggregation of control deficiencies at one of the Company’s operating subsidiaries in the areas of contract documentation including the preparation of estimates to complete, billings, cash reconciliations, and the financial statement close process was determined to be a material weakness. This material weakness resulted from a lack of performing or completing certain controls during the financial statement close process. Performance and completion of the controls subsequent to the financial statement close process resulted in material revisions to the 2006 draft financial statements in cash, accounts receivable, and revenues. In addition, the Company identified a material weakness in its inventory process resulting from a significant unexplained reconciling difference between the detail inventory sub-ledger and the general ledger of an operating subsidiary that was not adequately researched and resolved until after the financial statement close process. Completion of the procedures subsequent to the financial statement close process resulted in material revisions to the 2006 draft financial statements in inventory, vendor rebates receivable, and cost of services. Such revisions for both material weaknesses were recorded by the Company in its financial statements prior to their publication in this

Annual Report. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated December 19, 2006 on those financial statements.

In our opinion, management’s assessment that Integrated Electrical Services, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Integrated Electrical Services, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on the COSO control criteria.

ERNST & YOUNG LLP

Houston, Texas
December 19, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS AND DIRECTORS

The information required by this item is incorporated by reference to the sections entitled “Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement” to be filed with the Securities and Exchange Commission no later than January 28, 2006.

Executive Officers

Certain information with respect to each executive officer is as follows:

Michael J. Caliel, 47, has been President and Chief Executive Officer since July 2006. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

Richard C. Humphrey, 62, has been serving since November 2006 in a newly created management position of Senior Vice President responsible for leading the Company’s new contract review and bid authorization process. Mr. Humphrey served as the Chief Operating Officer from March 2005 until November 2006. From 2001 until July 2005, Mr. Humphrey held the position of Regional Operating Officer.

Curt L. Warnock, 52, has been Senior Vice President, General Counsel and Corporate Secretary since January, 2005. Before that he served as Vice President, Law beginning in October 2002. From July 2001 to October 2002, Mr. Warnock served as Assistant General Counsel of the Company. Prior to July 2001, Mr. Warnock spent sixteen years with Burlington Resources Inc., an independent NYSE oil and gas company, serving in various positions. Prior to that, Mr. Warnock served as Senior Attorney to Pogo Producing Company, a NYSE oil and gas company; before that, he was in private practice. Mr. Warnock is licensed in Texas and federal courts and before the Fifth Circuit Court of Appeals and before the United States Supreme Court.

David A. Miller, 36, has been Senior Vice President and Chief Financial Officer of the Company since January 2005. Between January 1998 and January 2005, Mr. Miller held the positions of Financial Reporting Manager, Assistant Controller, Controller, Chief Accounting Officer and Vice President with the Company. Prior to January 1998, Mr. Miller held various positions in public accounting at Arthur Andersen LLP and private industry. Mr. Miller is a Certified Public Accountant.

Gregory H. Upham, 36, has been Vice President and Chief Accounting Officer since June 2005. Prior to joining IES, Mr. Upham held various financial positions within multiple industries. Since 2004, he served as a consultant for Game Ventures, Inc., a start up in the video game development industry. From 2000 to 2003, he held the positions of Chief Financial Officer, Treasurer, and Corporate Controller for Hostcentric, Inc., a privately held Internet infrastructure service provider. Prior to that, Mr. Upham held positions with Coach USA and Arthur Andersen LLP. Mr. Upham is a Certified Public Accountant.

Bob Callahan, 49, has been Senior Vice President of Human Resources since June 2005. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001, after 11 years with the H.E. Butt

Grocery Company where he served as Director of Human Resources. Mr. Callahan has also served as a faculty member at the University of Texas at San Antonio where he taught Employment Law, Human Resources Management and Business Communications.

All the above officers, with the exception of Mr. Caliel, were officers of the Company when it filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on February 14, 2006.

We have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement under the section entitled “Designation of the Audit Committee Financial Expert”.

PART III

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 13 to our Consolidated Financial Statements.

(c) Number of Securities
Remaining Available for
Future Issuance Under
	(a) Number of Securities to		(b) Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights		Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	151,471	(1)	26.53	1,606,007	(2)

(1)	Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan. This plan was authorized pursuant to the Company’s plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 377,635 shares of restricted stock are outstanding under this plan.

(2)	Represents shares remaining available for issuance under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

See Index to Financial Statements under Item 8 of this report.

(b) Exhibits

No.		Description

2.1		Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006)
3.1		Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8, filed on May 12, 2006)
3.2		Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)
4.1		Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)
*10	.1	Form of Amended and Restated Employment Agreement between the Company and David A. Miller effective as of January 6, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005)
*10	.2	Form of Amended and Restated Employment Agreement between the Company and Curt L. Warnock effective as of February 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2005)
*10	.3	Form of Amended and Restated Employment Agreement between the Company and Richard C. Humphrey effective September 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2005)
*10	.4	Form of Employment Agreement between the Company and Robert Callahan effective as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-K filed December 21, 2005)
*10	.5	Form of Consulting Agreement between the Company and H. Roddy Allen effective July 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2005)

No.		Description

*10	.6	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006)
*10	.7	Employment Agreement with Michael J. Caliel dated June 26, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)
10.8		Form of Officer and Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual report on Form 10-K for the year ended September 30, 2002)
10.9		Loan and Security Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, various lenders and Bank of America, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2005)
10.10		Amendment to Loan and Security Agreement, dated September 30, 2005, by and among Bank of America, the Company and certain subsidiaries thereof (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005)
10.11		Second Amendment to Loan and Security Agreement, dated November 11, 2005, by and among Bank of America, the Company and certain subsidiaries thereof (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 2005)
10.12		Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Financial Services, Inc. and the Subsidiaries listed on Annex I and Annex II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006)
10.13		Fourth Amendment to Loan and Security Agreement, dated as of January 16, 2006, by and among Bank of America, N.A., Integrated Financial Services, Inc. and the Subsidiaries listed on Annex I and Annex II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006)
10.14		Fifth Amendment to Loan and Security Agreement, dated as of January 20, 2006, by and among Bank of America, N.A., Integrated Financial Services, Inc. and the Subsidiaries listed on Annex I and Annex II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006)
10.15		Pledge Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, and Bank of America as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2005)
10.16		Representative form of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement dated August 1, 2005 as executed by certain subsidiaries of the Company in favor of Bank of America, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 4, 2005)
10.17		Debtor-in-Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006)
10.18		Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.19		Amendment and Waiver, dated as of October 13, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)
10.20		Amendment, dated as of October 1, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 5, 2006)

No.		Description

10.21		Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006,by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)
10.22		Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.23		Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P., and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.24		First Amendment, dated as of June 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)
10.25		Second Amendment, dated as of October 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)
10.26		Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.27		First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2006)
*10	.28	Integrated Electrical Services, Inc. 2007 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 15, 2006)
10.29		Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.30	Integrated Electrical Services, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8, filed on May 12, 2006)
*10	.31	Form of stock option award agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.32	Form of restricted stock award agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.33	Compensation Incentive Goals of the Chief Executive Officer of Integrated Electrical Services, Inc. for Fiscal Year 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)
*10	.34	Integrated Electrical Services, Inc. Fiscal 2007 Executive Leadership Team Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2006)
*10	.35	Schedule of restricted stock awards to officers dated May 12, 2006 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.36	Option Award Agreement, dated May 16, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 17, 2006)

No.	Description

10.37	Stock Purchase Amendment, dated as of July 16, 2006, by and between the Company and Tontine Capital Overseas Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2006)
10.38	Agreement and Plan of Merger by and among Integrated Electrical Services, Inc., Florida Industrial Electric, Inc., and The New Florida Industrial Electric, Inc. dated September 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2006)
10.39	Asset Purchase Agreement, dated February 28, 2005, by and among Integrated Electrical Services, Inc., T&H Electrical Corporation and T&H Electrical Acquisition Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.40	Asset Purchase Agreement, dated April 15, 2005, by and among Integrated Electrical Services, Inc., Canova Electrical Contracting, Inc. and IES Acquisition Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2005)
10.41	Asset Purchase Agreement, dated April 30, 2005, by and among Integrated Electrical Services, Inc., Tech Electric Co., Inc. and Tech Electric Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2005)
10.42	Asset Purchase Agreement, dated April 30, 2005, by and among Integrated Electrical Services, Inc., Anderson & Wood Construction Co., Inc and Energy Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 2, 2005)
10.43	Asset Purchase Agreement, dated June 30, 2005, by and among Integrated Electrical Services, Inc., Ernest P. Breaux Electrical, Inc. and Breaux Constructors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2005)
10.44	Asset Purchase Agreement, dated August 5, 2005, by and among Integrated Electrical Services, Inc., Brink Electric Construction, Co. and Brink Constructors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2005)
10.45	Asset Purchase Agreement, dated December 13, 2005, by and among Integrated Electrical Services, Inc., H.R. Allen, Inc. and Allen Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2005)
14	Integrated Electrical Services, Inc. Code of Ethics for Financial Executives (available on the Company’s website at http://www.ies-co.com)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer(1)
32.1	Section 1350 Certification of Michael Caliel, Chief Executive Officer(1)
32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2006.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ Michael Caliel
Michael Caliel
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 2006.

Signature	Title

/s/ Michael Caliel Michael Caliel	Chief Executive Officer, President and Director

/s/ David A. Miller David A. Miller	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory H. Upham Gregory H. Upham	Chief Accounting Officer (Principal Accounting Officer)

/s/ Charles H. Beynon Charles H. Beynon	Director

/s/ Robert W. Butts Robert W. Butts	Director

/s/ Michael J. Hall Michael J. Hall	Chairman of the Board and Director

/s/ Joseph V. Lash Joseph V. Lash	Director

/s/ Donald L. Luke Donald L. Luke	Director

/s/ John E. Welsh, III John E. Welsh, III	Director

INDEX TO EXHIBITS

No.		Description

2.1		Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006)
3.1		Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8, filed on May 12, 2006)
3.2		Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)
4.1		Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)
*10	.1	Form of Amended and Restated Employment Agreement between the Company and David A. Miller effective as of January 6, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005)
*10	.2	Form of Amended and Restated Employment Agreement between the Company and Curt L. Warnock effective as of February 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2005)
*10	.3	Form of Amended and Restated Employment Agreement between the Company and Richard C. Humphrey effective September 9, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2005)
*10	.4	Form of Employment Agreement between the Company and Robert Callahan effective as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-K filed December 21, 2005)
*10	.5	Form of Consulting Agreement between the Company and H. Roddy Allen effective July 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2005)
*10	.6	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006)
*10	.7	Employment Agreement with Michael J. Caliel dated June 26, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)
10.8		Form of Officer and Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Annual report on Form 10-K for the year ended September 30, 2002)
10.9		Loan and Security Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, various lenders and Bank of America, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2005)
10.10		Amendment to Loan and Security Agreement, dated September 30, 2005, by and among Bank of America, the Company and certain subsidiaries thereof (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005)
10.11		Second Amendment to Loan and Security Agreement, dated November 11, 2005, by and among Bank of America, the Company and certain subsidiaries thereof (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 11, 2005)
10.12		Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Financial Services, Inc. and the Subsidiaries listed on Annex I and Annex II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006)

No.	Description

10.13	Fourth Amendment to Loan and Security Agreement, dated as of January 16, 2006, by and among Bank of America, N.A., Integrated Financial Services, Inc. and the Subsidiaries listed on Annex I and Annex II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006)
10.14	Fifth Amendment to Loan and Security Agreement, dated as of January 20, 2006, by and among Bank of America, N.A., Integrated Financial Services, Inc. and the Subsidiaries listed on Annex I and Annex II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006)
10.15	Pledge Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, and Bank of America as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2005)
10.16	Representative form of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement dated August 1, 2005 as executed by certain subsidiaries of the Company in favor of Bank of America, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 4, 2005)
10.17	Debtor-in-Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006)
10.18	Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.19	Amendment and Waiver, dated as of October 13, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)
10.20	Amendment, dated as of October 1, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 5, 2006)
10.21	Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006,by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)
10.22	Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.23	Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P., and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.24	First Amendment, dated as of June 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)
10.25	Second Amendment, dated as of October 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

No.		Description

10.26		Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.27		First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2006)
*10	.28	Integrated Electrical Services, Inc. 2007 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 15, 2006)
10.29		Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.30	Integrated Electrical Services, Inc. 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8, filed on May 12, 2006)
*10	.31	Form of stock option award agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.32	Form of restricted stock award agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.33	Compensation Incentive Goals of the Chief Executive Officer of Integrated Electrical Services, Inc. for Fiscal Year 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)
*10	.34	Integrated Electrical Services, Inc. Fiscal 2007 Executive Leadership Team Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2006)
*10	.35	Schedule of restricted stock awards to officers dated May 12, 2006 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.36	Option Award Agreement, dated May 16, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.37		Stock Purchase Amendment, dated as of July 16, 2006, by and between the Company and Tontine Capital Overseas Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2006)
10.38		Agreement and Plan of Merger by and among Integrated Electrical Services, Inc., Florida Industrial Electric, Inc., and The New Florida Industrial Electric, Inc. dated September 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2006)
10.39		Asset Purchase Agreement, dated February 28, 2005, by and among Integrated Electrical Services, Inc., T&H Electrical Corporation and T&H Electrical Acquisition Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.40		Asset Purchase Agreement, dated April 15, 2005, by and among Integrated Electrical Services, Inc., Canova Electrical Contracting, Inc. and IES Acquisition Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2005)
10.41		Asset Purchase Agreement, dated April 30, 2005, by and among Integrated Electrical Services, Inc., Tech Electric Co., Inc. and Tech Electric Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2005)
10.42		Asset Purchase Agreement, dated April 30, 2005, by and among Integrated Electrical Services, Inc., Anderson & Wood Construction Co., Inc and Energy Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 2, 2005)

No.	Description

10.43	Asset Purchase Agreement, dated June 30, 2005, by and among Integrated Electrical Services, Inc., Ernest P. Breaux Electrical, Inc. and Breaux Constructors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2005)
10.44	Asset Purchase Agreement, dated August 5, 2005, by and among Integrated Electrical Services, Inc., Brink Electric Construction, Co. and Brink Constructors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2005)
10.45	Asset Purchase Agreement, dated December 13, 2005, by and among Integrated Electrical Services, Inc., H.R. Allen, Inc. and Allen Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2005)
14	Integrated Electrical Services, Inc. Code of Ethics for Financial Executives (available on the Company’s website at http://www.ies-co.com)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer(1)
32.1	Section 1350 Certification of Michael Caliel, Chief Executive Officer(1)
32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer(1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith