Form 10-Q
period 2006-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2007-02-13
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File No. 1-13783
INTEGRATED ELECTRICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0542208 (I.R.S. Employer Identification No.)

1800 West Loop South Suite 500 Houston, Texas (Address of principal executive offices)	77027-3233 (zip code)
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
Large accelerated  ☐           Accelerated filer  ☐           Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      NO ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐      NO ☑
     The number of shares outstanding as of February 5, 2007 of the issuer’s common stock was 15,334,184 (includes 30,496 shares reserved for issuance upon exchange of previously issued shares pursuant to the issuer’s Plan of Reorganization approved by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division which became effective on May 12, 2006).

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	potential difficulty in fulfilling the restrictive terms of, and the high cost of, the Company’s credit facilities and term loan;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements if not waived or rectified;

•	limitations on the availability of sufficient credit or cash flow to fund working capital;

•	the increased costs of surety bonds affecting margins on work;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing material weaknesses identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, downturns in sections of construction, seasonality and differing regional economic conditions;

•	fluctuations in financial results from operations caused by the increases in pricing of commodities used in Company’s business or construction in general particularly copper, steel, gasoline, lumber and certain plastics.

•	general economic and capital markets conditions, including fluctuations in interest rates that affect construction;

•	inaccurate estimates used in entering into and executing contracts;

•	inaccuracies in estimating revenue and percentage of completion on contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians;

•	accidents resulting from the numerous physical hazards associated with the Company’s work and the number of miles of driving of Company vehicles with the level of exposure to vehicle accidents;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation, class action or other litigation now pending;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	difficulties in integrating new types of work into existing subsidiaries;

•	inability of the Company to incorporate new accounting, control and operating procedures and consolidations of back office and operating functions;

•	the loss of productivity, either at the corporate office or operating level;

•	the residual effect with customers and vendors from the bankruptcy process leading to less work or less favorable delivery or credit terms;

•	the lowered efficiency and higher costs associated with projects at subsidiaries that the Company has determined to wind down or close; and

•	growth in latent defect litigation in the residential market and the expansion of such litigation into other states where the Company provides residential electrical work for new home builders.
     You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2006, could cause future outcomes to differ materially from those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning the Company’s restructuring efforts, borrowing availability, or its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

     General information about us can be found at www.ies-co.com under “Investor Relations”. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission or you may contact our Investor Relations department and they will provide you with a copy.
     Our current report on Form 8-K filed on December 20, 2006 disclosed that we will be restating previously issued unaudited consolidated financial statements as of and for the three months ended December 31, 2005, the six months ended March 31, 2006, the seven months ended April 30, 2006 and the two months ended June 30, 2006 in order to correct a misstatement related to accounting for inventory at one of the Company’s subsidiaries. The Company has not yet filed Forms 10-Q/A as of and for such periods ended to reflect this restatement.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Successor
	September 30,	December 31,
	2006	2006
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,166	$46,131
Accounts receivable:
Trade, net of allowance of $1,857 and $1,821, respectively	149,326	142,245
Retainage	32,006	31,204
Costs and estimated earnings in excess of billings on uncompleted contracts	13,624	11,687
Inventories	25,989	23,444
Prepaid expenses and other current assets	14,867	12,576
Assets held for sale associated with discontinued operations	22,227	15,961

Total current assets	286,205	283,248
RESTRICTED CASH	20,000	20,000
PROPERTY AND EQUIPMENT, net	27,107	25,251
GOODWILL	14,589	14,589
OTHER NON-CURRENT ASSETS, net	27,614	26,758

Total assets	$375,515	$369,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$21	$22
Accounts payable and accrued expenses	109,470	97,247
Billings in excess of costs and estimated earnings on uncompleted contracts	33,372	41,037
Liabilities related to assets held for sale associated with discontinued operations	7,420	3,832

Total current liabilities	150,283	142,138
LONG-TERM DEBT, net of current maturities	141	127
TERM LOAN	55,603	57,394
OTHER NON-CURRENT LIABILITIES	14,845	14,512

Total liabilities	220,872	214,171

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized and 15,418,357 shares issued and 15,396,642 and 15,373,467 outstanding, respectively	154	154
Treasury stock, at cost, 21,715 and 44,890 shares, respectively	(394)	(767)
Additional paid-in capital	163,054	165,258
Retained deficit	(8,171)	(8,970)

Total stockholders’ equity	154,643	155,675

Total liabilities and stockholders’ equity	$375,515	$369,846

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Predecessor	Successor
	Three Months Ended	Three Months Ended
	December 31, 2005	December 31, 2006
	(Unaudited)	(Unaudited)
Revenues	$226,666	$228,968
Cost of services	192,172	191,886

Gross profit	34,494	37,082
Selling, general and administrative expenses	29,740	35,578

Income from operations	4,754	1,504

Other (income) expense:
Interest expense, net	5,882	1,565
Other, net	(53)	36

Interest and other expense, net	5,829	1,601

Loss from continuing operations before income taxes	(1,075)	(97)
Provision for income taxes	699	256

Net loss from continuing operations	(1,774)	(353)

Discontinued operations (Note 3) Net loss from discontinued operations (including gain on disposal of $454 and $0, respectively)	(910)	(775)
Benefit for income taxes	(289)	(329)

Net loss from discontinued operations	(621)	(446)

Net loss	$(2,395)	$(799)

Basic loss per share:
Continuing operations	$(0.12)	$(0.02)
Discontinued operations	$(0.04)	$(0.03)

Total	$(0.16)	$(0.05)

Diluted loss per share:
Continuing operations	$(0.12)	$(0.02)
Discontinued operations	$(0.04)	$(0.03)

Total	$(0.16)	$(0.05)

Shares used in the computation of loss per share (Note 5):
Basic	14,970,502	15,000,107
Diluted	14,970,502	15,000,107
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, September 30, 2006	15,418,357	$154	(21,715)	$(394)	$163,054	$(8,171)	$154,643
Vesting of restricted stock (unaudited)	—	—	(23,175)	(373)	373	—	—
Non-cash compensation (unaudited)	—	—	—	—	1,831	—	1,831
Net loss year-to-date (unaudited)	—	—	—	—	—	(799)	(799)

BALANCE, December 31, 2006 (unaudited).	15,418,357	$154	(44,890)	$(767)	$165,258	$(8,970)	$155,675

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,395)	$(799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	621	446
Bad debt expense	361	350
Deferred financing cost amortization	608	432
Depreciation and amortization	1,666	2,405
Loss (gain) on sale of property and equipment and divestitures	(41)	(71)
Non-cash compensation expense	441	1,831
Non-cash paid-in-kind interest added to term loan	—	1,791
Deferred income tax	6	127
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	2,320	7,533
Inventories	(400)	2,545
Costs and estimated earnings in excess of billings on uncompleted contracts	1,862	1,937
Prepaid expenses and other current assets	(1,585)	5,560
Other non-current assets	(1,180)	58
Accounts payable and accrued expenses	(1,269)	(15,989)
Billings in excess of costs and estimated earnings on uncompleted contracts	(163)	7,665
Other non-current liabilities	293	251

Net cash provided by continuing operations	1,145	16,072
Net cash provided by (used in) discontinued operations	(50)	2,232

Net cash provided by operating activities	1,095	18,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	65	235
Purchases of property and equipment	(823)	(561)
Changes in restricted cash	(9,494)	—

Net cash used in investing activities of continuing operations	(10,252)	(326)
Net cash provided by investing activities of discontinued operations	5,691	—

Net cash used in investing activities	(4,561)	(326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(4)	(13)

Net cash used in financing activities of continuing operations	(4)	(13)
Net cash provided by financing activities of discontinued operations	—	—

Net cash used in financing activities	(4)	(13)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,470)	17,965
CASH AND CASH EQUIVALENTS, beginning of period	28,349	28,166

CASH AND CASH EQUIVALENTS, end of period	$24,879	$46,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$2,424	$543
Income taxes	452	383
Assets acquired under capital lease	111	—
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(UNAUDITED)
1. OVERVIEW
     Integrated Electrical Services, Inc. (the “Company”, “IES”, “we”, “us” or “our”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.
Basis of Presentation
     In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Voluntary Reorganization Under Chapter 11
     On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as “In re Integrated Electrical Services, Inc. et. Al., Case No. 06-30602-BJH-11”. On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization. The plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 29, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from the commencement date of the chapter 11 cases through May 12, 2006, the effective date of the plan.
The Plan of Reorganization
     The plan was approved by the Bankruptcy Court on the confirmation date, April 26, 2006. In accordance with the plan:
(i)	The holders of the senior subordinated notes received on the date we emerged from bankruptcy, in exchange for their total claims (including principal and interest), 82% of the fully diluted new common stock representing 12,631,421 shares, before giving effect to options to be issued under a new employee and director stock option plan which could be up to 10% of the fully diluted shares of new IES common stock outstanding as of the effective date of the plan.

(ii)	The holders of old common stock received 15% of the fully diluted new common stock representing 2,310,614 shares, before giving effect to the 2006 equity incentive plan.

(iii)	Certain members of management received up to 384,850 restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 equity incentive plan. The restricted shares of new common stock vest over approximately a thirty-one month period.

(iv)	The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan (see Note 4).

(v)	All other allowed claims were either paid in full in cash or reinstated.

Restricted Stock Compensation Error
     In early January 2007, we became aware of a bookkeeping error in the recording of compensation expense related to unvested restricted stock. It was determined that we had under-recorded compensation expense related to unvested restricted stock. On May 12, 2006, we granted various employees restricted stock. The restricted stock vested in equal amounts on January 1, 2007, 2008, and 2009. At the time of grant, we estimated the total compensation expense related to these restricted stock and began amortizing the expense straight line over the vesting periods. The straight line amortization did not consider that the first tranche of restricted stock vested in 7.5 months and not at 12 month intervals as tranche two and tranche three. As such, the results for the quarter ended December 31, 2006, include a charge to compensation expense of $0.5 million attributable to the year ended September 30, 2006.
     We have considered the guidance in Statement of Financial Accounting Standard No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting” (“APB 28”), and SEC Staff Accounting Bulletin No. 99 “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 and its predecessor, APB 20, both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on the quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we currently believe the identified misstatement is immaterial. This conclusion is based on current internal forecasts of fiscal 2007 operating results. Actual results could differ and result in a different conclusion.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     For a description of significant accounting policies see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating the materiality of prior periods’ misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods. SAB 108 is effective for fiscal years beginning after November 15, 2006. We are currently evaluating the potential impact, if any, this would have on our financial results, financial position or cash flows for the fiscal year beginning October 1, 2007.
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
     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2007.

REVENUE RECOGNITION
     As of December 31, 2005 and 2006, costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for certain significant gross claims totaling approximately $5.2 million and $3.9 million, respectively. In addition, accounts receivable as of December 31, 2005 and 2006 related to these claims is approximately $1.3 million and $0.6 million, respectively. Included in the claims amount at December 31, 2006 is approximately $2.8 million, net of allowances, related to a single contract at one of our shutdown subsidiaries (see Note 3). This claim relates to a dispute with the customer over defects in the customer’s design specifications. We do not believe that we are required to remediate defects resulting from the customer’s design specifications. Nevertheless, we did remediate the design defects and are now seeking to recover those additional costs among other items. Management believes that recovery of the recorded amounts is probable of recovery, however it is possible that some or all of the costs may not ultimately be recovered.
USE OF ESTIMATES AND ASSUMPTIONS
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments for fresh-start accounting, allowance for doubtful accounts receivable, assumptions regarding estimated costs to exit certain business units, realizability of deferred tax assets and self-insured claims liabilities and adjustments for fresh-start accounting.
SEASONALITY AND QUARTERLY FLUCTUATIONS
     Our results of operations are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
STOCK-BASED COMPENSATION
     On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the employee stock purchase plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year 2006. The Predecessor’s consolidated financial statements as of and for the three months ended December 31, 2005 and the Successor consolidated financial statements as of and for the three months ended December 31, 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 and 2006 was $0.4 million and $1.8 million, respectively, before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 7).
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the three months ended December 31, 2005 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense related to stock options from the accelerated multiple-option approach to the straight-line single option method. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Furthermore, under the modified prospective transition method, SFAS 123(R) requires that compensation costs recognized prior to adoption be reversed to the extent of estimated forfeitures and recorded as a cumulative effect of a change in accounting principle. The effect of this reversal was immaterial.
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
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
2. FRESH-START REPORTING
     We implemented fresh-start accounting and reporting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on April 30, 2006. Fresh-start accounting required us to re-value our assets and liabilities based upon their estimated fair values. Adopting fresh-start accounting has resulted in material adjustments to the carrying amount of our assets and liabilities. We engaged an independent expert to assist us in computing the fair market value of our assets and liabilities. The fair values of the assets as determined for fresh-start reporting were based on estimates of anticipated future cash flows as generated from each market and applying business valuation techniques. Liabilities existing on April 30, 2006 were stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result of implementing fresh-start accounting, the consolidated financial statements for the Successor are not comparable to our consolidated financial statements for the Predecessor.
     As confirmed by the Bankruptcy Court, our estimated reorganization value was determined to be approximately $213.5 million. This value was reached using accepted valuation techniques and using our projections through 2010. To calculate value, a comparable company analysis and a discounted cash flow analysis was performed. Discount rates between 10.0% and 15.0% and an EBITDA multiple range were used to determine a terminal value of 5.0 to 7.0 times. Our assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). In addition, our accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (see Note 1).
Impact of Fresh-Start Accounting on Depreciation and Amortization
     Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. As a result, we have recorded $0.7 million of additional depreciation expense for the three months ended December 31, 2006. We expect that this adjustment will result in an increase of our depreciation expense by $2.2 million for the remaining nine months ended September 30, 2007, $1.7 million during fiscal 2008, and a total of $0.8 million thereafter.
     Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve is amortized as income over the remaining terms of the contracts. We recognized income of $1.1 million related to the amortization of this contract loss reserve liability for the three months ended December 31, 2006. We expect to recognize income of $0.7 million for the remaining nine months ended September 30, 2007 as a result.
     We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 1). These assets will be amortized over their expected useful lives. As a result, we have recorded $0.5 million of amortization expense for the three months ended December 31, 2006 related to these intangibles. We expect to record amortization expense of $1.3 million for the remaining nine months ended September 30, 2007, $1.2 million in fiscal 2008, and a total of $2.2 million thereafter.
3. BUSINESS DIVESTITURES
Costs Associated with Exit or Disposal Activities
     As a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries were included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.
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
     Remaining net working capital related to these subsidiaries was $12.1 million at December 31, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional losses of working capital. At December 31, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
     The exit plan is substantially completed and the operations of these subsidiaries have substantially ceased as of September 30, 2006. We have included the results of operations related to these subsidiaries in discontinued operations for the three months ended December 31, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $32.4 million and $2.7 million for the three months ended December 31, 2005 and 2006, respectively. Operating losses for these subsidiaries were $1.4 million and $0.8 million for the three months ended December 31, 2005 and 2006, respectively.
Divestitures
     During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.
     During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the three months ended December 31, 2005, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $14.1 million and a pre-tax net income of $0.7 million, respectively, and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. There was no depreciation expense for the three months ended December 31, 2005 and 2006.

     Summarized financial data for all discontinued operations are outlined below (in thousands):

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2006
Revenues	$37,852	$2,696

Gross profit (loss)	$2,038	$(550)

Pre-tax loss	$(910)	$(775)

	Successor
	September 30,	December 31,
	2006	2006
Accounts receivable, net	$18,905	$12,734
Inventory	64	64
Costs and estimated earnings in excess of billings on uncompleted contracts	3,068	3,008
Other current assets	30	13
Property and equipment, net	152	134
Other non-current assets	8	8

Total assets	$22,227	$15,961

Accounts payable and accrued liabilities	$5,630	$3,042
Billings in excess of costs and estimated earnings on uncompleted contracts	1,790	790

Total liabilities	7,420	3,832

Net assets	$14,807	$12,129

4. DEBT
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
     The senior convertible notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", we adjusted the carrying value of the senior convertible notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs derivative liabilities and net discounts. For further information, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
     The senior subordinated notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", we adjusted the carrying value of the senior subordinated notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs, net discount and the unamortized gain on the terminated interest rate swaps, previously disclosed. For further information, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.
The Revolving Credit Facility
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. At December 31, 2006 we had $46.3 million in letters of credit issued against the revolving credit facility with remaining availability of $31.6 million.
     On October 13, 2006, we entered into an amendment and waiver to the loan and security agreement, dated May 12, 2006, with Bank of America. The amendment amends the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement filed as Exhibit 10.1 to our current report on Form 8-K dated May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $18.0 million to $21.0 million. The amendment also provides a waiver of any violation of the loan and security agreement resulting from our failure to achieve the minimum Shutdown EBIT on the August 31, 2006 measurement date.
     On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the loan and security agreement, dated May 12, 2006, with Bank of America. The amendment amends the loan and security agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement filed as Exhibit 10.1 to our current report on Form 8-K dated May 17, 2006) for the period beginning on October 1, 2006 and thereafter from zero to negative $2.0 million. Also, the covenant requiring the Shutdown Subsidiaries (as defined in the loan and security agreement filed as Exhibit 10.1 to our current report on Form 8-K dated May 17, 2006) to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash was deleted. Additionally, the definition of consolidated Fixed Charge conversion Ratio was modified.
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
     The financial covenants, as amended as of December 31, 2006, require us to:
•	Maintain a minimum cumulative earnings before interest and taxes at the shutdown subsidiaries beginning with the period ended May 31, 2006.

•	Not permit its earnings before interest and taxes at its commercial units to fall below a certain minimum for two consecutive months, beginning with the period ended April 30, 2006.

•	Not permit its earnings before interest and taxes at its residential units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain a maximum leverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain cash collateral in a cash collateral account of at least $20.0 million. The $20.0 million amount is included in long term restricted cash in the accompanying balance sheet.
The Term Loan
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.
     The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, quarterly in arrears, provided that, in our sole discretion, until the third anniversary of the closing date we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. We capitalized interest as additional loans of $1.8 million for the three months ended December 31, 2006. As of December 31, 2006, we have capitalized interest as additional loans of $4.4 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments arising from certain specified events such as asset sales and settlements of insurance claims on the conditions as set in the term loan agreement. The term loan is guaranteed by our subsidiaries and is secured by substantially the same collateral as the revolving credit facility, and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the period October 1, 2006 through December 31, 2006 was 12.6% as a result of our performance during the nine months ended September 30, 2006.
     On November 30, 2006, we entered into an amendment, dated October 1, 2006 to the term loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. The amendment amends the term loan agreement to, among other things, change the amount of permitted Shutdown EBIT (as defined in the term loan agreement filed as Exhibit 10.3 to our current report on Form 8-K dated May 12, 2006) from not less than zero to not less than negative $2.0 million. The covenant that requires the Shutdown Subsidiaries (as defined the term loan agreement filed as Exhibit 10.3 to our current report on Form 8-K dated May 12, 2006) to have certain minimum amounts of cash in order to convert their aggregate net working capital into cash was deleted. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

     The term loan has many of the same financial covenants as the credit facility. In addition, the term loan prohibits the EBITDA minus Capex Level (as defined) to be less than negative $20.0 million for any fiscal quarter or on a cumulative basis at each quarter end beginning January 1, 2006 and ending December 31, 2006.
     Debt consists of the following (in thousands):

	Successor
	September 30,	December 31,
	2006	2006
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 12.6% at December 31, 2006, subject to further adjustment	$55,603	$57,394
Other	162	149

Total debt	55,765	57,543
Less — Short-term debt and current maturities of long-term debt	(21)	(22)

Total long-term debt	$55,744	$57,521

5. EARNINGS PER SHARE
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
     The following table reconciles the components of the basic and diluted loss per share for the three months ended December 31, 2005 and 2006 (in thousands, except share information):

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2005	2006
Numerator:
Net loss from continuing operations attributable to common shareholders	$(1,774)	$(353)
Net loss from discontinued operations attributable to common shareholders	(621)	(446)

Net loss attributable to common shareholders	(2,395)	(799)

Denominator:
Weighted average common shares outstanding — basic	14,970,502	15,000,107
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,970,502	15,000,107

Basic loss per share:
Basic loss per share from continuing operations	$(0.12)	$(0.02)
Basic loss per share from discontinued operations	$(0.04)	$(0.03)
Basic loss per share	$(0.16)	$(0.05)
Diluted loss per share:
Diluted loss per share from continuing operations	$(0.12)	$(0.02)
Diluted loss per share from discontinued operations	$(0.04)	$(0.03)
Diluted loss per share	$(0.16)	$(0.05)
     For the three months ended December 31, 2006, stock options and restricted stock of 0.5 million were excluded from the computation of fully diluted earnings per share because the exercise price of the options were greater than the average market price of our common stock and we reported a loss in the period, respectively. Options and restricted stock were excluded from the computation of fully diluted earnings per share for 2005, as these securities were canceled, as a result of the company’s restructuring.
6. OPERATING SEGMENTS
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. We evaluate performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.
     Segment information for continuing operations for the three months ended December 31, 2005 and 2006 are as follows (in thousands):

	Three Months Ended December 31, 2005
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total
Revenues	$136,394	$90,272	$—	$226,666
Cost of services	118,202	73,970	—	192,172

Gross profit	18,192	16,302	—	34,494
Selling, general and administrative	11,616	9,944	8,180	29,740

Income (loss) from operations	$6,576	$6,358	$(8,180)	$4,754

Other data:
Depreciation and amortization expense	$878	$276	$514	$1,668
Capital expenditures	$537	$296	$159	$992
Total assets	$150,424	$89,391	$101,082	$340,897

	Three Months Ended December 31, 2006
	Commercial
Successor	and Industrial	Residential	Corporate	Total
Revenues	$134,807	$94,161	$—	$228,968
Cost of services	114,844	77,042	—	191,886

Gross profit	19,963	17,119	—	37,082
Selling, general and administrative	13,448	10,465	11,665	35,578

Income (loss) from operations	$6,515	$6,654	$(11,665)	$1,504

Other data:
Depreciation and amortization expense	$341	$754	$1,310	$2,405
Capital expenditures	$258	$288	$15	$561
Total assets	$161,466	$87,969	$104,450	$353,885
     We do not have significant operations or long-lived assets in countries outside of the United States.
     The commercial and industrial segment reported lower than usual depreciation and amortization for the three months ended December 31, 2006. This is attributable to the non-cash amortization income included in cost of sales of $1.1 million for the three months ended December 31, 2006, related to a contract loss reserve recorded at April 30, 2006 as a result of adopting fresh-start accounting (see Note 2).
     Total assets as of December 31, 2005 and 2006 exclude assets held for sale and from discontinued operations of $55,548 and $15,961, respectively.

7. STOCKHOLDERS’ EQUITY
     Prior to May 12, 2006, we had 1.3 million, 0.1 million and 1.3 million stock options outstanding under the 1997 Stock Plan, the 1997 Directors’ Stock Plan and the 1999 Incentive Compensation Plan, respectively. These incentive plans provided for the award of stock-based incentives to employees and directors. All outstanding options under these plans were cancelled and the plans terminated on May 12, 2006, pursuant to our plan of reorganization. (See Note 3 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006).
Restricted Stock
     In December 2003, we granted a restricted stock award of 242,295 shares under the 1999 Incentive Compensation Plan to certain employees. This award vested in equal installments on December 1, 2004 and 2005, provided the recipient was still employed by us. The market value of the stock on the date of grant for this award was $2.0 million, which was recognized as compensation expense over the related two-year-vesting period. On December 1, 2004, 113,248 restricted shares vested under this award. During the period December 1, 2003 through November 30, 2004, 15,746 shares of those originally awarded were forfeited. From December 1, 2004 through December 31, 2005, an additional 34,984 shares were forfeited. On December 1, 2005, the remaining 78,317 restricted shares vested under this award.
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
     Pursuant to our plan of reorganization, the 2006 Equity Incentive Plan became effective on May 12, 2006. The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan.
     Effective May 12, 2006, 384,850 shares of restricted stock were granted under the 2006 Equity Incentive Plan and through December 31, 2006 a total of 44,890 of these shares had been forfeited. These shares vest one third per year starting January 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $9.5 million.
     On June 21, 2006, 8,400 shares of restricted stock were granted to the directors which vest on February 1, 2007. Under FAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.2 million.
     On July 12, 2006, 25,000 shares of restricted stock were granted to our Chief Executive Officer, vesting one third per year on July 12, 2007, July 12, 2008 and July 12, 2009. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.4 million.
     All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.
     Effective October 1, 2005, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Stock Based Payments” (“SFAS 123(R)”). During the three months ended December 31, 2005 and 2006, we recognized $0.3 million and $1.8 million, respectively, in compensation expense related to these awards in accordance with the provisions of SFAS 123(R). At December 31, 2006, the unamortized compensation cost related to outstanding unvested restricted stock was $5.6 million. This compensation expense will be recognized between January 1, 2007 and July 12, 2009.
Stock Options
     On May 12, 2006, all outstanding stock options under the 1997 Stock Plan, the Directors’ Stock Plan and the 1999 Incentive Compensation Plan were cancelled pursuant to the plan of reorganization and these plans were terminated.
     On May 15, 2006, under the 2006 Plan, 51,471 stock options were granted to C. Byron Snyder who was then Chief Executive Officer.

     On July 12, 2006, under the 2006 Plan, 100,000 stock options were granted to our new Chief Executive Officer, Michael J. Caliel, vesting one third per year on July 12, 2007, July 12, 2008 and July 12, 2009.
     During the three months ended December 31, 2006, we recognized $0.2 million in compensation expense related to these awards in accordance with SFAS 123(R). At December 31, 2006, the unamortized compensation cost related to outstanding unvested stock options was $0.8 million. This compensation expense will be recognized between January 1, 2007 and July 12, 2009.
     The following table summarizes activity under our stock option and incentive compensation plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2006	151,471	$26.53
Options Granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, December 31, 2006	151,471	$26.53

Exercisable, December 31, 2006	51,471	$44.36

     The table below summarizes all options outstanding and exercisable at December 31, 2006:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	December 31, 2006	in Years	Exercise Price	December 31, 2006	Exercise Price
$17.36	100,000	9.8	$17.36	None	$—
$34.50	29,412	1.9	34.50	29,412	34.50
$57.50	22,059	1.8	57.50	22,059	57.50

	151,471	7.1	$26.53	51,471	$44.36

8. COMMITMENTS AND CONTINGENCIES
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
Radek v. Allen, et al, No. 2004-48577; in the 113th Judicial District Court, Harris County, Texas:
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
     On April 20, 2006, we received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, we have been informed that Wells Notices have been issued to our current chief financial officer and certain of our former executives. The Staff has indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, our contingent liabilities disclosures in various prior periods, and our failure to disclose a change in its policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices to us and our chief financial officer includes violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. We first disclosed the existence of the SEC inquiry into this matter in November 2004.
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

Sanford Airport Authority vs. Craggs Construction et al, (Florida Industrial Electric):
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
Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152:
     On March 10, 2005, one of our wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the EEOC terminated their process and issued plaintiff a right-to-sue letter per her request. We will vigorously contest any claim of wrongdoing in this matter and we do not believe the claimed damages bear any likelihood of being found in this case. However, if such damages were to be found, it would have a material adverse effect on our consolidated financial condition and cash flows.
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
     On October 10, 2006, Prescott Group Capital Management, LLC (“Plaintiff”) filed its Amended Adversary Complaint against us, C. Byron Snyder, and David Miller, alleging violations of the Texas Business and Commerce Code (Section 27.01), common law fraud, negligent misrepresentation, and violations of the Texas Securities Act (Article 581-33) based upon alleged statements concerning us. Plaintiff is claiming losses of approximately $3.5 million, plus other damages in an undetermined amount. Defendants filed their First Original Answer on November 3, 2006. The case is currently in discovery, and trial on the matter has been set for the week of April 9, 2007. Defendants believe that the allegations have no merit and intend to vigorously defend themselves on the merits.

Other Commitments and Contingencies
     Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2006, $21.9 million of our outstanding letters of credit were to collateralize our insurance program.
     From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2006, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 2.9 million pounds. We did settle 1.7 million in commitments for $0.5 million in cash subsequent to December 31, 2006. We expect to take delivery of the remaining commitments between January 1, 2007 and March 31, 2007. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.
     Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2006, our cost to complete projects covered by surety bonds was approximately $46.2 million, and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $38.8 million to collateralize our bonding program. At December 31, 2006, that collateral was comprised of $22.5 million in letters of credit and $16.3 million of cash and accumulated interest thereon ($14.0 million is included in Other Non-Current Assets and the remaining $2.3 million of accumulated interest is included in prepaid expenses and other current assets, net in the accompanying consolidated balance sheets).
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
     We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2006, we have invested $4.7 million under our commitment to EnerTech.
     We are party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. At December 31, 2006, we had $4.1 million in prepaids and other current assets related to this arrangement.
     We recently completed an asset divestiture program involving the sale of substantially all of the assets and liabilities of certain wholly owned subsidiary business units. As part of these sales, the purchasers assumed all liabilities except those specifically retained by us. These transactions do not include the sale of the legal entity or our subsidiary and as such we retained certain potential legal liabilities. In addition to specifically retained liabilities, contingent liabilities exist in the event the purchasers are unable or unwilling to perform under their assumed liabilities. These contingent liabilities may include items such as:
•	Joint responsibility for any liability to the surety bonding company if the purchaser fails to perform the work (The cost to complete on bonded projects for which we are jointly responsible is $0.7 million at December 31, 2006)

•	Liability for contracts for work not finished if the contract has not been assigned and a release obtained from the customer

•	Liability on ongoing contractual arrangements such as real property and equipment leases where no assignment and release has been obtained
     These potential liabilities will continue to diminish over time. To date, we have not been required to perform any projects sold under this divestiture program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. See “Disclosure Regarding Forward-Looking Statements”.
General
     The terms, “IES”, the “Company”, “we”, “our”, and “us”, when used with respect to the periods prior to our emergence from Chapter 11, are references to the Predecessor, and when used with respect to the period commencing after our emergence, are references to the Successor, as the case may be, unless otherwise indicated or the context otherwise requires.
Basis of Presentation
     In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Restricted Stock Compensation Error
     In early January 2007, we became aware of a bookkeeping error in the recording of compensation expense related to unvested restricted stock. It was determined that we had under-recorded compensation expense related to unvested restricted stock. On May 12, 2006, we granted various employees restricted stock. The restricted stock vested in equal amounts on January 1, 2007, 2008, and 2009. At the time of grant, we estimated the total compensation expense related to these restricted stock and began amortizing the expense straight line over the vesting periods. The straight line amortization did not consider that the first tranche of restricted stock vested in 7.5 months and not at 12 month intervals as tranche two and tranche three. As such, the results for the quarter ended December 31, 2006, include a charge to compensation expense of $0.5 million attributable to the year ended September 30, 2006.
     We have considered the guidance in Statement of Financial Accounting Standard No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting” (“APB 28”), and SEC Staff Accounting Bulletin No. 99 “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 and its predecessor, APB 20, both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on an evaluation of quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we currently believe the identified misstatement is immaterial. This conclusion is based on current internal forecasts of fiscal 2007 operating results. Actual results could differ and result in a different conclusion.
Surety
The Chubb Surety Agreement
     We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006 and related documents, with Chubb, which provides for the provision of surety bonds to support our contracts with certain of our customers.
     In connection with our restructuring and the order confirming our plan of reorganization under Chapter 11 of the Bankruptcy Code, we entered into a post-confirmation financing agreement with Chubb. Effective June 1, 2006, this agreement provides Chubb

(1) in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with not more than $10 million in new surety bonds to be issued in any given month; (2) no single bond will be issued under the facility with a penal sum in excess of $3 million, or with respect to a contract having a completion date more than 18 months from the commencement of work thereunder, and (3) to give permission for our use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. We paid a facility fee of $1.0 million to Chubb at inception of this agreement. This fee was capitalized and was being amortized between June 1, 2006 and December 31, 2006. As of December 31, 2006, we had $45.6 million bonded costs to complete under outstanding Chubb bonds.
     On October 30, 2006, we entered into an amendment to the surety agreement with Chubb. Under the amendment, we agreed to pay a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the amendment. The balance was paid on January 2, 2007. The amendment allows us to have up to $80 million cost to complete on bonded projects at any time. The amendment deletes the expiration date for issuance of bonds under the surety agreement and deletes the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provides for the reduction of the existing pledged cash collateral amount to $14.0 million by January 2, 2007. This $14.0 million in cash collateral is recorded in other non-current assets, net at December 31, 2006. Together with the existing letters of credit, the total collateral that will continue to be held by the surety will be $35.0 million as of January 2, 2007. The excess collateral amount of approximately $4.8 million was returned to us on November 1, 2006. This $4.8 million was in prepaid expenses and other current assets at September 30, 2006. In connection with the Chubb agreements, we expensed $0.4 million for the three months ended December 31, 2006 in facility fees. Further details can be obtained on the amendment in our current report on Form 8-K dated October 30, 2006.
The SureTec Bonding Facility
     We are party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company, which provides for the provision of surety bonds to support our contracts with certain of its customers.
     The SureTec facility provides for SureTec in its sole and absolute discretion to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of December 31, 2006, we had $0.6 million bonded cost to complete under the SureTec bonding facility.
The Scarborough Bonding Facility
     We are party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety, to supplement the bonding capacity under the Chubb facility and the SureTec facility.
     Under the Scarborough facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $50 million in additional bonding capacity with a limitation on individual bonds of $15 million. In addition to the $50 million, Scarborough has agreed to consider up to an additional $100 million upon demonstration of need. Scarborough is an individual surety (as opposed to a corporate surety, like Chubb or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the irrevocable trust receipt and the related bond. The bonds are also reinsured.
     Scarborough’s obligation to issue new bonds will be discretionary, and the aggregate bonding was subject to Scarborough’s receipt of $2.0 million in collateral to secure all of our obligations to Scarborough. Bank of America and Scarborough have entered into an inter-creditor agreement. As of December 31, 2006, we had $38.9 million in aggregate face value of bonds issued under the Scarborough bonding facility.
Financing
The Revolving Credit Facility
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the plan. At December 31, 2006 we had $46.3 million in letters of credit issued against the revolving credit facility with remaining availability of $31.6 million.

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
     On November 30, 2006, we entered into an amendment, dated October 1, 2006, with Bank of America. The amendment changes the minimum amount of the EBIT permitted for the companies associated with the exit plan (see Note 3, “Costs Associated with Exit or Disposal Activities” below for a summary of the exit plan) for the period beginning on October 1, 2006 and thereafter from zero to negative $2.0 million. The amendment also deletes the covenant requiring the subsidiaries associated with the exit plan to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified. Further details can be obtained by referencing our Form 8-K dated December 5, 2006.
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
     The financial covenants, as amended as of December 31, 2006, require us to:
•	Maintain a minimum cumulative earnings before interest and taxes at the shutdown subsidiaries beginning with the period ended May 31, 2006.

•	Not permit our earnings before interest and taxes at our commercial units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Not permit our earnings before interest and taxes at our residential units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Maintain a minimum fixed charge coverage ratio, calculated on a trailing three-month basis, beginning with the period ended October 31, 2006.

•	Maintain a maximum leverage ratio, calculated on a trailing three-month basis, beginning with the period ended October 31, 2006.

•	Maintain cash collateral in a cash collateral account of at least $20.0 million.
The Term Loan
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and an affiliate and Flagg Street Partners LP and affiliates for refinancing the senior convertible notes.
     On November 30, 2006, we entered an amendment agreement, dated October 1, 2006, with Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. This amendment to the term loan changes the amount of EBIT permitted for the companies associated with the exit plan (see Note 3, “Costs Associated with Exit or Disposal Activities” for a summary of the exit plan) from not less than zero to not less than negative $2.0 million. The covenant requiring these subsidiaries to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash was deleted. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified. Further details can be obtained by referencing our current report on Form 8-K dated December 5, 2006.
     The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, in arrears, quarterly, provided that, in our sole discretion, until the third anniversary of the closing date that we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. We capitalized interest as additional loans of $1.8 million for the three months ended December 31, 2006. As of December 31, 2006, we have capitalized interest as additional loans of $4.4 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments on the conditions as set in the term loan agreement. The term loan is guaranteed by our subsidiaries, is secured by substantially the same collateral as the revolving credit facility and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the three months ended December 31, 2006 was 12.6% as a result of our performance during the nine months ended September 30, 2006.
     The term loan has many of the same financial covenants as the credit facility beginning October 1, 2006. In addition, the term loan prohibits the EBITDA minus Capex Level (as defined) to be less than negative $20.0 million for any fiscal quarter or on a cumulative basis at each quarter end beginning January 1, 2006 and ending December 31, 2006.
Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 4 of “Notes to Consolidated Financial Statements” included in our annual Report on Form 10-K for the year ended September 30, 2006 and at relevant sections in this discussion and analysis.
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
     We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets", we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups including estimates about future cash flows, discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections.
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
     We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2006, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Results of Operations
     The following table presents selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.

	Predecessor		Successor
	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2006
	$	%	$	%
	(Dollars in millions)		(Dollars in millions)
Revenues	$226.7	100.0%	$229.0	100.0%
Cost of services (including depreciation)	192.2	84.8%	191.9	83.8%

Gross profit	34.5	15.2%	37.1	16.2%
Selling, general & administrative expenses	29.7	13.1%	35.6	15.5%

Income from operations	4.8	2.1%	1.5	0.7%
Interest and other expense, net	5.9	2.6%	1.6	0.7%

Income (loss) before income taxes	(1.1)	(0.5)%	(0.1)	—%
Provision for income taxes	0.7	0.3%	0.3	0.1%

Loss from continuing operations	(1.8)	(0.8)%	(0.4)	(0.1)%
Loss from discontinued operations	(0.6)	(0.3)%	(0.4)	(0.2)%

Net loss	$(2.4)	(1.1)%	$(0.8)	(0.3)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE
THREE MONTHS ENDED DECEMBER 31, 2006
Revenues

	Predecessor		Successor
	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2006
	$	%	$	%
	(Dollars in millions)		(Dollars in millions)
Commercial and Industrial	$136.4	60.2%	$134.8	58.9%
Residential	90.3	39.8%	94.2	41.1%

Total Consolidated	$226.7	100.0%	$229.0	100.0%

     Total revenue increased $2.3 million, or 1.0%, from $226.7 million for the three months ended December 31, 2005, to $229.0 million for the three months ended December 31, 2006. This increase in total revenues is primarily the result of our residential segment, which accounted for a $3.9 million increase, or 4.3%, from $90.3 million for the three months ended December 31, 2005 to $94.2 million for the three months ended December 31, 2006. The increase in the residential segment continues to be as a result of increased demand for new single-family and multi-family housing in the markets we serve as well as our ability to periodically pass on material price increases to our customers. This was partially offset by a slight decrease in the commercial and industrial segment of $1.6 million, or 1.2%, from $136.4 million to $134.8 million for the three months ended December 31, 2005 to December 31, 2006, respectively. This decrease in commercial and industrial revenues is the result of increased project selectivity on new projects we acquire as well as some delays in the start of projects in backlog.
Gross Profit

	Predecessor		Successor
	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2006
	$	%	$	%
	(Dollars in millions)		(Dollars in millions)
Commercial and Industrial	$18.2	13.3%	$20.0	14.8%
Residential	16.3	18.1%	17.1	18.2%

Total Consolidated	$34.5	15.2%	$37.1	16.2%

     Total gross profit increased $2.6 million, or 7.5%, from $34.5 million for the three months ended December 31, 2005, to $37.1 million for the three months ended December 31, 2006. The improvement in gross profit was a result of increased margins in both commercial and industrial, as well as the residential segment.
     Gross profit in the commercial and industrial segment increased $1.8 million, or 9.9% from $18.2 million for the three months ended December 31, 2005, to $20.0 million for the three months ended December 31, 2006. Gross profit margin as a percent of revenues increased from 13.3% for the three months ended December 31, 2005 to 14.8% for the three months ended December 31, 2006. The increase in gross margin is a result of $1.0 million in the amortization of the contract loss accrual established in fresh start and an improvement in the margins on newer contracts, which are partially offset by a $0.6 million increase in self insurance expense.
     Residential gross profit increased $0.8 million, or 4.9%, from $16.3 million for the three months ended December 31, 2005, to $17.1 million for the three months ended December 31, 2006. Residential gross profit margin as a percentage of revenues increased from 18.1% for the three months ended December 31, 2005, to 18.2% for the three months ended December 31, 2006. Offsetting the increase in the residential segment is a one time charge of $0.5 million related to the cash settlement of a firm purchase commitment at one of our subsidiaries of 1.7 million pounds (see Off-Balance Sheet Arrangements and Contractual Obligations below for more details). The increase in residential gross margin is a result of our ability to partially pass on material price increases, particularly copper wire to customers.
Selling, General and Administrative Expenses
     Total selling, general and administrative expenses increased $5.9 million, or 19.9%, from $29.7 million for the three months ended December 31, 2005, to $35.6 million for the three months ended December 31, 2006. Total selling, general and administrative expenses as a percent of revenues increased from 13.1% for the three months ended December 31, 2005 to 15.5% for the three months ended December 31, 2006.
     This increase in total selling, general and administrative expenses is the result of a $1.4 million increase in non cash expenses associated with our stock-based compensation plans, an additional $1.7 million in consulting fees associated with a business consulting group engaged to implement operational efficiencies, and a $1.1 million increase of depreciation expense resulting from fresh-start accounting. These charges were partially offset by a decrease in legal expenses of $1.0 million. Further, we changed our incentive plan for our business unit presidents and their leadership teams for fiscal 2007. The incentives relate to safety, income from operations and cash flow. During the quarter ended December 31, 2006, these incentive expenses amounted to $2.3 million, up $1.2 million from $1.1 million for the quarter ended December 31, 2005.
Income From Operations
     Total income from operations decreased $3.3 million from $4.8 million for the three months ended December 31, 2005, to $1.5 million for the three months ended December 31, 2006. This decrease in income from operations was attributed to an increase in selling, general and administrative costs of $5.9 million during the three months ended December 31, 2006 over the same period in the prior year partially offset by an improvement in gross profits of $2.6 million for the three months ended December 31, 2006 over the same period in the prior year.
Net Interest and Other Expense
     Total interest and other expense decreased $4.3 million, or 72.9%, from $5.9 million for the three months ended December 31, 2005, to $1.6 million for the three months ended December 31, 2006. The decrease in net interest and other expense was primarily the result of having amortization of debt issuance costs associated with the former credit facility agreement and interest expense on the senior notes for the full three months ended December 31, 2005 (see Note 1 “Plan of Reorganization”) which were not in the three months ended December 31, 2006. This was offset by interest expense on the new Term Loan for the three months ended December 31, 2006.
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

     Our tax expense from continuing operations decreased from $0.7 million for the three months ended December 31, 2005 to $0.3 million for the three months ended December 31, 2006. The change in the tax expense relative to pre-tax book income for the three months ended December 31, 2006 is attributable to net operating losses in separate company state tax jurisdictions for which no tax benefit has been recorded, an increase in state tax expense related to the enactment of the Texas Margins Tax applicable to earnings for the tax year ending September 30, 2007, and tax expense related to the utilization of deferred tax assets subject to valuation allowances as of the fresh-start date of April 30, 206. Under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start accounting does not result in a reduction in tax expense.
The effective tax rate is as follows:

Pretax Book Income — Continuing Operations	$(97)
Federal Income Tax	(34)	35%
State Tax Provision (net of federal benefit)	186	(192)%
Increase in contingent reserves	110	(113)%
Other	(6)	6%

Actual Provision for income taxes	$256	(264)%

Discontinued Operations
Costs Associated with Exit or Disposal Activities
     As a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries were included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.
     In our assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006 we increased our general allowance for doubtful accounts based on considering various factors including the fact that these businesses were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables based on historical write-offs. We believe this approach was reasonable and prudent given the circumstances.
     Remaining net working capital related to these subsidiaries was $9.3 million at December 31, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional losses of working capital. At December 31, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
     The exit plan is substantially completed and the operations of these subsidiaries have substantially ceased as of September 30, 2006. We have included the results of operations related to these subsidiaries in discontinued operations for the three months ended December 31, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $32.4 million and $2.7 million for the three months ended December 31, 2005 and 2006, respectively. Operating losses for these subsidiaries were $1.4 million and $0.8 million for the three months ended December 31, 2005 and 2006, respectively.
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
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. There was no depreciation expense for the three months ended December 31, 2005 and 2006.

     Summarized financial data for all discontinued operations are outlined below (in thousands):

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2005	2006
Revenues	$37,852	$2,696

Gross profit (loss)	$2,038	$(550)

Pre-tax loss	$(910)	$(775)

	Successor
	September 30,	December 31,
	2006	2006
Accounts receivable, net	$18,905	$12,734
Inventory	64	64
Costs and estimated earnings in excess of billings on uncompleted contracts	3,068	3,008
Other current assets	30	13
Property and equipment, net	152	134
Other non-current assets	8	8

Total assets	$22,227	$15,961

Accounts payable and accrued liabilities	$5,630	$3,042
Billings in excess of costs and estimated earnings on uncompleted contracts	1,790	790

Total liabilities	7,420	3,832

Net assets	$14,807	$12,129

Working Capital

	Successor
	September 30,	December 31,
	2006	2006
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$28,166	$46,131
Accounts receivable:
Trade, net of allowance of $1,857 and $1,821 respectively	149,326	142,245
Retainage	32,006	31,204
Costs and estimated earnings in excess of billings on uncompleted contracts	13,624	11,687
Inventories	25,989	23,444
Prepaid expenses and other current assets	14,867	12,576
Assets held for sale and from discontinued operations	22,227	15,961

Total current assets	$286,205	$283,248

CURRENT LIABILITIES:
Current maturities of long-term debt	$21	$22
Accounts payable and accrued expenses	109,470	97,247
Billings in excess of costs and estimated earnings on uncompleted contracts	33,372	41,037
Liabilities related to assets held for sale and from discontinued operations.	7,420	3,832

Total current liabilities	$150,283	$142,138

Working capital	$135,922	$141,110

     Working capital increased $5.2 million, or 4.0%. The increase in working capital is a result of total current liabilities decreasing $8.1 million, or 6.0%, from $150.3 million as of September 30, 2006 to $142.1 million as of December 31, 2006. This is a result of a decrease of $12.2 million in accounts payable and accrued expenses and $3.6 million in liabilities held for sale related to the sale and for discontinued operations subsequent to December 31, 2006 pursuant to a divestiture plan previously disclosed. This was partially offset by an increase of $7.6 million in billings in excess of costs.

     The decrease in current liabilities was partially offset by a decrease in current assets of $2.9 million, or 1.0%, from $286.2 million as of September 30, 2006 to $283.2 million as of December 31, 2006. This decrease is the result of a $7.0 million decrease in accounts receivable net of allowance, $0.8 million decrease in retainage, $1.9 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, $2.5 million decrease in inventories, $2.2 million decrease in prepaid and other current assets and $6.3 million decrease in assets held for sale associated with discontinued operations. This was partially offset by an increase in cash and cash equivalents of $18.0 million. The overall improvement in working capital is as a result of a company-wide effort to improve collections.
     The status of our costs in excess of billings was a decrease of $1.9 million, from $13.6 million at September 30, 2006 to $11.7 million at December 31, 2006 while our billings in excess of costs increased $7.6 million over September 30, 2006; and days sales outstanding from continuing operations remained relatively constant increasing by 1 day from 57 days at September 30, 2006 to 58 days at December 31, 2006. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 82.1% at September 30, 2006 to 80.9% at December 31, 2006. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts as of December 31, 2006.
Liquidity and Capital Resources
     As of December 31, 2006, we had cash and cash equivalents of $46.1 million, working capital of $141.1 million, $57.4 million in outstanding borrowings under our term loan, $46.3 million of letters of credit outstanding and available capacity under our revolving credit facility of $31.6 million. During the three months ended December 31, 2006, net cash provided from operating activities for continuing operations was $16.1 million. This net cash provided by operating activities comprised of a net loss of $0.8 million, decreased by $7.3 million of non-cash items primarily consisting of $0.4 million of amortization of deferred financing costs, $2.4 million of other depreciation and amortization expense, $0.4 million bad debt expense, $1.8 million of capitalized interest as additional loans (see Note 4 to the Consolidated Financial Statements) and $1.8 million of non-cash compensation. Additionally, losses from discontinued operations were added back of $0.4 million. This was offset by changes in working capital of $9.6 million. Working capital changes primarily consisted of a $7.5 million increase in accounts receivable, $2.5 million increase in inventories, $5.6 million in prepaid expenses and other current assets; $1.9 million increase in costs in excess of billings, $16.0 million decrease in accounts payable and other accrued expenses, $0.3 million of other non-current liabilities and $7.7 million in billings in excess of costs. During the three months ended December 31, 2006, net cash used in investing activities for continuing operations was $0.3 million consisting of cash provided by investing activities of $0.2 million for proceeds from sale of property and equipment. This was offset by a use of $0.6 million for purchases of property and equipment.
Bonding Capacity
     At December 31, 2006, we believe we have adequate surety bonding capacity under our surety agreements with Chubb, SureTec and Scarborough. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond and, in the case of Chubb, restrictions on the total amount of bonds that can be issued in a given month. As of December 31, 2006, the expected costs to complete for projects covered by Chubb and SureTec was $46.2 million. We also had $38.9 million in aggregate face value of bonds issued under Scarborough. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. For more information see Part I, Item 2. “Surety”.
Outlook
     Following our recent emergence from bankruptcy, we focused primarily on underperforming subsidiaries. As previously disclosed, the Board of Directors directed senior management to develop alternatives with respect to certain underperforming subsidiaries and on March 28, 2006, senior management committed to a plan with respect to those underperforming subsidiaries. The plan committed to a shut-down or consolidation of the operations of the subsidiaries or the sale or other disposition of the subsidiaries, whichever comes earlier. The exit plan is substantially completed as of September 30, 2006. During the execution of the exit plan, we continued to pay our vendors and suppliers in the ordinary course of business and are completing all projects that are currently in progress. Remaining costs to complete for projects performed by these subsidiaries was $1.8 million at December 31, 2006.
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

     Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At December 31, 2006, $2.0 million of our outstanding letters of credit were to collateralize our customers and vendors.
     Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2006, $21.9 million of our outstanding letters of credit were to collateralize our insurance program.
     At December 31, 2006 we had $46.3 million in total letters of credit issued against the revolving credit facility with remaining availability of $31.6 million.
     From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2006, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 2.9 million pounds. We did settle 1.7 million in commitments for $0.5 million in cash subsequent to December 31, 2006. We expect to take delivery of the remaining commitments between January 1, 2007 and March 31, 2007. The dollar amount of the remaining commitment can vary because the actual finished goods containing the committed metal content used to satisfy this commitment have differing prices.
     Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2006, our expected costs to complete on projects covered by surety bonds was approximately $46.2 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $38.8 million to collateralize our bonding programs. We also had $38.9 million in aggregate face value of bonds issued under Scarborough.
     In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2006, we had invested $4.7 million under our commitment to EnerTech. The carrying value of this EnerTech investment at December 31, 2005 and December 31, 2006 was $2.9 million and $3.6 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in EnerTech to reflect the fair value of the asset in accordance with fresh-start accounting. As of December 31, 2006, there was an unrealized gain of $0.8 million related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized gains or losses are not temporary, we would write up or down our investment in EnerTech through a charge to other income/expense during the period of such determination.
     As of December 31, 2006, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations.	$—	$—	$—	$—	$—	$57,394	$57,394
Operating lease obligations	$6,986	$5,105	$3,173	$1,788	$488	$30	$17,570
Capital lease obligations	$22	$74	$37	$14	$2	$—	$149
Deferred tax liabilities	$2,854	$2,303	$1,460	$59	$58	$503	$7,237
Purchase obligations (2)	$—	$—	$—	$—	$—	$—	$—

1.	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

2.	See above for further discussion on purchase obligations.

     Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2007	2008	2009	2010		2011	Thereafter	Total
Standby letters of credit	$44,499	$1,842	$—	$—		$—	$—	$46,341
Other commercial commitments	$—	$—	$—	$350	(3)	$—	$—	$350

3.	Balance of our remaining investment commitment in EnerTech $350,000.
Seasonality and Quarterly Fluctuations
     Our results of operations are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
Inflation
     We experienced inflationary pressures during the three months ended December 31, 2005 on the commodity prices of copper products, steel products and fuel. During the three months ended December 31, 2006, we experienced decreases in the costs of copper based products. We anticipate these fluctuations will continue through the next fiscal year. Over the long-term, we expect to be able to pass a portion of increased costs to our customers.
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

     From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2006, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 2.9 million pounds. We did settle 1.7 million in material commitments for $0.5 million in cash subsequent to December 31, 2006. We expect to take delivery of these commitments between January 1, 2007 and March 31, 2007. The dollar amount of the remaining commitment can vary because the actual finished goods containing the committed metal content used to satisfy this commitment have differing prices.
     As of December 31, 2006, there was $57.4 million outstanding under our term loan and there were no borrowings outstanding under our revolving credit facility, although the outstanding amount varies throughout the fiscal year, as working capital needs change.
     As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at December 31, 2006:

	2006	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities — Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$57,394	$57,394
Interest Rate(1)	—	—	—	—	—	—	12.6%	12.6%
Fair Value of Debt:
Fixed Rate								$57,394

(1)	The loan under the credit facility bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement based on performance. The adjusted interest rate for the three months ended December 31, 2006 was 12.6% as a result of our performance during the nine months ended September 30, 2006.
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
     An evaluation was performed under the supervision and with the participation of our management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation and the material weaknesses identified below, our management, including the CEO and the CFO, concluded that our disclosure controls and procedures were not effective, as of December 31, 2006.
     The conclusion that our disclosure controls and procedures were not effective as of December 31, 2006, was based on the identification of two material weaknesses in internal controls as of September 30, 2006, for which remediation is ongoing.
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
     The first material weakness relates to the aggregation of control deficiencies at September 30, 2006 at one of our subsidiaries in the areas of contract documentation including the preparation of estimates to complete, billings, cash reconciliations and the financial statement close process. This subsidiary’s management did not perform certain controls during the financial statement close process at September 30, 2006. Performance of those control procedures subsequent to the financial statement close process resulted in material revisions to the 2006 financial statements in cash, accounts receivable, and revenues.
     The second material weakness relates to controls over reconciliation of the detailed inventory sub-ledger to the general ledger at one of our subsidiaries at September 30, 2006. The deficiency was related to a breakdown in the operation of a designed control whereby a significant unexplained difference between the inventory sub-ledger and the general ledger was not adequately researched and resolved until after the financial statement close process. Completion of the procedures subsequent to the financial statement close process resulted in revisions to the 2006 financial statements in inventory, cost of services and vendor rebate receivables.
     The remediation plan for the first material weakness relating to the identified subsidiary is ongoing.
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
     The remediation plan for the second material weakness relating to the reconciliation of the inventory sub-ledger to the general ledger, is ongoing.
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
(b) Changes in Internal Control Over Financial Reporting.
     At December 31, 2006 we believe that the steps identified above should eventually remediate the identified material weaknesses. This remediation is ongoing and this represents the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We cannot assure that the material weaknesses will be remediated nor do we provide assurance that no additional material weaknesses will be identified.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 8 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.
ITEM 6. EXHIBITS

10.1	Amendment and Waiver, dated as of October 13, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)

10.2	Amendment, dated as of October 1, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.3	Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

10.4	Second Amendment, dated as of October 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.5	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2006)

*10.6	Integrated Electrical Services, Inc. 2007 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 15, 2006)

*10.7	Compensation Incentive Goals of the Chief Executive Officer of Integrated Electrical Services, Inc. for Fiscal Year 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

*10.8	Integrated Electrical Services, Inc. Fiscal Year 2007 Executive Leadership Team Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer (1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.
Date: February 13, 2007	By:	/s/ David A. Miller
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment and Waiver, dated as of October 13, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)

10.2	Amendment, dated as of October 1, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.3	Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

10.4	Second Amendment, dated as of October 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.5	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2006)

*10.6	Integrated Electrical Services, Inc. 2007 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 15, 2006)

*10.7	Compensation Incentive Goals of the Chief Executive Officer of Integrated Electrical Services, Inc. for Fiscal Year 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

*10.8	Integrated Electrical Services, Inc. Fiscal Year 2007 Executive Leadership Team Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of David A. Miller, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of David A. Miller, Chief Financial Officer (1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith