Form 10-Q
period 2007-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2007-05-09
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ NO ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ NO ☐
     The number of shares outstanding as of May 2, 2007 of the issuer’s common stock was 15,354,351 (includes 27,267 shares reserved for issuance upon exchange of previously issued shares pursuant to the issuer’s Plan of Reorganization approved by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division which became effective on May 12, 2006).

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Unless the context otherwise indicates, all references in this report to “IES,” the “Company,”
“we” “us,” or “our” are to Integrated Electrical Services, Inc. and its subsidiaries.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	potential difficulty in fulfilling the restrictive terms of, and the high cost of, the Company’s credit facilities and term loan;

•	limitations on the availability of sufficient credit or cash flow to fund working capital;

•	the increased costs of surety bonds affecting margins on work;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing material weaknesses identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, downturns in sections of construction, seasonality and differing regional economic conditions;

•	fluctuations in financial results from operations caused by the increases in pricing of commodities used in the Company’s business or construction in general particularly copper, steel, gasoline, lumber and certain plastics.

•	general economic and capital markets conditions, including fluctuations in interest rates that affect construction;

•	inaccurate estimates used in entering into and executing contracts;

•	inaccuracies in estimating revenue and percentage of completion on contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians;

•	accidents resulting from the numerous physical hazards associated with the Company’s work and the number of miles of driving of Company vehicles with the level of exposure to vehicle accidents;

•	loss of key personnel or transition of new senior management;

•	business disruption and costs associated with the Securities and Exchange Commission investigation, class action or other litigation now pending;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	difficulties in integrating new types of work into existing subsidiaries;

•	inability of the Company to incorporate new accounting, control and operating procedures and consolidations of back office and operating functions;

•	the loss of productivity, either at the corporate office or operating level;

•	the residual effect with customers and vendors from the bankruptcy process leading to less work or less favorable delivery or credit terms; and

•	growth in latent defect litigation in the residential market and the expansion of such litigation into other states where the Company provides residential electrical work for new home builders.
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
     Restatement of Prior Quarters
     In order to correct a misstatement related to accounting for inventory at one of the Company’s subsidiaries, we disclosed in our annual report on Form 10-K for the year ended September 30, 2006, that we will be restating previously issued unaudited consolidated financial statements. These unaudited consolidated financial statements are as of and for the three months ended December 31, 2005, the three and six months ended March 31, 2006, the one and seven months ended April 30, 2006, and the two months ended June 30, 2006. The Company has not yet filed Forms 10-Q/A as of and for such periods ended to reflect this restatement.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	Successor
	September 30,	March 31,
	2006	2007
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,166	$67,290
Accounts receivable:
Trade, net of allowance of $1,857 and $1,751, respectively	149,326	125,737
Retainage	32,006	29,558
Costs and estimated earnings in excess of billings on uncompleted contracts	13,624	13,227
Inventories	25,989	22,870
Prepaid expenses and other current assets	14,867	11,454
Assets held for sale associated with discontinued operations	22,227	10,425

Total current assets	286,205	280,561
RESTRICTED CASH	20,000	20,000
PROPERTY AND EQUIPMENT, net	27,107	23,371
GOODWILL	14,589	14,589
OTHER NON-CURRENT ASSETS, net	27,614	26,255

Total assets	$375,515	$364,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$21	$47
Accounts payable and accrued expenses	109,470	98,168
Billings in excess of costs and estimated earnings on uncompleted contracts	33,372	35,235
Liabilities related to assets held for sale associated with discontinued operations	7,420	1,939

Total current liabilities	150,283	135,389
LONG-TERM DEBT, net of current maturities	141	158
TERM LOAN	55,603	59,116
OTHER NON-CURRENT LIABILITIES	14,845	15,012

Total liabilities	220,872	209,675

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized and 15,418,357 shares issued and 15,396,642 and 15,337,084 outstanding, respectively	154	154
Treasury stock, at cost, 21,715 and 81,273 shares, respectively	(394)	(1,400)
Additional paid-in capital	163,054	166,057
Retained deficit	(8,171)	(9,710)

Total stockholders’ equity	154,643	155,101

Total liabilities and stockholders’ equity	$375,515	$364,776

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Information)

	Predecessor	Successor
	Six Months Ended	Six Months Ended
	March 31, 2006	March 31, 2007
	(Unaudited)
	(Restated)	(Unaudited)
Revenues	$454,904	$445,721
Cost of services	385,901	372,885

Gross profit	69,003	72,836
Selling, general and administrative expenses	60,264	71,001

Income from operations	8,739	1,835

Reorganization items (Note 1)	12,111	—
Other expense:
Interest expense, net	13,467	3,086
Other, net	347	67

Interest and other expense, net	13,814	3,153

Loss from continuing operations before income taxes	(17,186)	(1,318)
Provision/(benefit) for income taxes	5,676	(233)

Net loss from continuing operations	(22,862)	(1,085)

Discontinued operations (Note 3):
Net loss from discontinued operations (including gain on disposal of $465 and $11, respectively)	(13,025)	(974)
Benefit for income taxes	(4,966)	(520)

Net loss from discontinued operations	(8,059)	(454)

Net loss	$(30,921)	$(1,539)

Basic loss per share:
Continuing operations	$(1.53)	$(0.07)
Discontinued operations	$(0.54)	$(0.03)

Total	$(2.07)	$(0.10)

Diluted loss per share:
Continuing operations	$(1.53)	$(0.07)
Discontinued operations	$(0.54)	$(0.03)

Total	$(2.07)	$(0.10)

Shares used in the computation of loss per share (Note 5):
Basic	14,970,502	15,040,375
Diluted	14,970,502	15,040,375
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Information)

	Predecessor	Successor
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2007
	(Unaudited)
	(Restated)	(Unaudited)
Revenues	$228,238	$216,753
Cost of services	193,729	180,999

Gross profit	34,509	35,754
Selling, general and administrative expenses	30,524	35,424

Income from operations	3,985	330

Reorganization items (Note 1)	12,111	—
Other expense:
Interest expense, net	7,585	1,521
Other, net	400	31

Interest and other expense, net	7,985	1,552

Loss from continuing operations before income taxes	(16,111)	(1,222)
Provision/(benefit) for income taxes	4,977	(490)

Net loss from continuing operations	(21,088)	(732)

Discontinued operations (Note 3):
Net loss from discontinued operations (including gain on disposal of $11 and $1, respectively)	(12,115)	(199)
Benefit for income taxes	(4,677)	(191)

Net income/(loss) from discontinued operations	(7,438)	(8)

Net loss	$(28,526)	$(740)

Basic loss per share:
Continuing operations	$(1.41)	$(0.05)
Discontinued operations	$(0.50)	$—

Total	$(1.91)	$(0.05)

Diluted loss per share:
Continuing operations	$(1.41)	$(0.05)
Discontinued operations	$(0.50)	$—

Total	$(1.91)	$(0.05)

Shares used in the computation of loss per share (Note 5):
Basic	14,970,502	15,081,537
Diluted	14,970,502	15,081,537
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In Thousands, Except Share Information)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCE, September 30, 2006	15,418,357	$154	(21,715)	$(394)	$163,054	$(8,171)	$154,643
Issuance of restricted stock (unaudited)	—	—	3,600	85	(85)	—	—
Forfeitures of restricted stock (unaudited)	—	—	(63,158)	(1,091)	454	—	(637)
Non-cash compensation (unaudited)	—	—	—	—	2,634	—	2,634
Net loss (unaudited)	—	—	—	—	—	(1,539)	(1,539)

BALANCE, March 31, 2007 (unaudited)	15,418,357	$154	(81,273)	$(1,400)	$166,057	$(9,710)	$155,101

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2007
	(Unaudited)
	(Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,921)	$(1,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	8,059	454
Bad debt expense	511	575
Deferred financing cost amortization	5,173	653
Depreciation and amortization	3,485	5,015
Impairment of long-lived assets	304	—
Loss (gain) on sale of property and equipment and divestitures	106	(29)
Non-cash compensation expense	587	2,634
Reorganization items	3,960	—
Non-cash paid-in-kind interest added to term loan	—	3,513
Deferred income tax	551	(170)
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	3,845	25,463
Inventories	(904)	3,118
Costs and estimated earnings in excess of billings on uncompleted contracts	1,360	398
Prepaid expenses and other current assets	(2,082)	4,901
Other non-current assets	(225)	(25)
Accounts payable and accrued expenses	8,623	(12,560)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,210)	1,862
Other non-current liabilities	539	168

Net cash provided by (used in) continuing operations	(1,239)	34,431
Net cash provided by discontinued operations	4,825	5,855

Net cash provided by operating activities	3,586	40,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	221	353
Investment in securities	(450)	—
Purchases of property and equipment	(1,380)	(932)
Changes in restricted cash	(10,464)	—

Net cash used in investing activities of continuing operations	(12,073)	(579)
Net cash provided by investing activities of discontinued operations	5,675	11

Net cash used in investing activities	(6,398)	(568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	21	69
Repayments of debt	(21)	(26)
Payments for debt issuance costs	(1,409)	—
Payments for debt restructure costs	(5,994)	—
Acquisition of treasury stock	—	(637)

Net cash used in financing activities of continuing operations	(7,403)	(595)
Net cash provided by financing activities of discontinued operations	—	—

Net cash used in financing activities	(7,403)	(592)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,215)	39,124
CASH AND CASH EQUIVALENTS, beginning of period	28,349	28,166

CASH AND CASH EQUIVALENTS, end of period	$18,134	$67,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,953	$1,079
Income taxes	966	849
Assets acquired under capital lease	111	—
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Predecessor	Successor
	Three Months	Ended
	Ended	Three Months
	March 31, 2006	March 31, 2007
	(Unaudited)
	(Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,526)	$(740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss (income) from discontinued operations	7,438	8
Bad debt expense	150	225
Deferred financing cost amortization	4,565	221
Depreciation and amortization	1,817	2,610
Impairment of long-lived assets	304	—
Loss on sale of property and equipment	147	42
Non-cash compensation expense	147	803
Reorganization items	3,960	—
Non-cash paid-in-kind interest added to term loan	—	1,722
Deferred income tax	545	(297)
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	1,525	17,930
Inventories	(504)	573
Costs and estimated earnings in excess of billings on uncompleted contracts	(502)	(1,539)
Prepaid expenses and other current assets	(497)	(659)
Other non-current assets	955	(83)
Accounts payable and accrued expenses	9,823	3,429
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,045)	(5,803)
Other current liabilities	51	—
Other non-current liabilities	(204)	(83)

Net cash provided by (used in) continuing operations	(2,851)	18,359
Net cash provided by discontinued operations	4,875	3,623

Net cash provided by operating activities	2,024	21,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	156	118
Purchases of property and equipment	(559)	(371)
Changes in restricted cash	(970)	—

Net cash used in investing activities of continuing operations	(1,373)	(253)
Net cash provided by (used in) investing activities of discontinued operations	(14)	11

Net cash used in investing activities	(1,387)	(242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	21	69
Repayments of debt	—	(13)
Payments for debt issuance costs	(1,409)	—
Payments for debt restructure costs	(5,994)	—
Acquisition of treasury stock	—	(637)

Net cash used in financing activities of continuing operations	(7,382)	(581)
Net cash provided by financing activities of discontinued operations	—	—

Net cash used in financing activities	(7,382)	(579)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,745)	21,159
CASH AND CASH EQUIVALENTS, beginning of period	24,879	46,131

CASH AND CASH EQUIVALENTS, end of period	$18,134	$67,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$529	$536
Income taxes	514	466
Assets acquired under capital lease	—	—
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. OVERVIEW
     Integrated Electrical Services, Inc. (the “Company”, “IES”, “we”, “us” or “our”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.
     Basis of Presentation
     In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 “Business Combinations”, (“SFAS 141”),. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2008.
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
REVENUE RECOGNITION
     As of March 31, 2006 and 2007, costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenues for certain significant gross claims totaling approximately $3.8 million and $3.9 million, respectively. In addition, accounts receivable as of March 31, 2006 and 2007 related to these claims is approximately $0.2 million and $0.6 million, respectively. Included in the claims amount at March 31, 2007 is approximately $2.8 million, net of allowances, related to a single contract at one of our shutdown subsidiaries (see Note 3) which is recorded in Assets held for sale associated with discontinued operations. This claim relates to a dispute with the customer over defects in the customer’s design specifications. We do not believe that we are required to remediate defects resulting from the customer’s design specifications. Nevertheless, we did remediate the design defects and are now seeking to recover those additional costs among other items. Management believes that recovery of the recorded amounts is probable; however, it is possible that some or all of the costs may not ultimately be recovered.
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
     We have considered the guidance in Statement of Financial Accounting Standard No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting” (“APB 28”), and SEC Staff Accounting Bulletin No. 99 “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 and its predecessor, Accounting Principles Board No. 20 “Accounting Changes” (“APB 20”), both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on an evaluation of quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we currently believe the identified misstatement is immaterial. This conclusion is based on current internal forecasts of fiscal 2007 operating results. Actual results could differ and may result in a restatement of our previously issued financial statements.
     Restricted Stock Compensation
     On October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the employee stock purchase plan (“employee stock purchases”) based on estimated fair values.
     We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year 2006. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended March 31, 2006 and 2007 was $0.6 million and $2.6 million, respectively, before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 7).
     SFAS 123(R) requires companies to estimate the fair value of share-based payments on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.
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

     Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
2. FRESH-START REPORTING
     We implemented fresh-start accounting and reporting in accordance with SOP No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on April 30, 2006. Fresh-start accounting required us to re-value our assets and liabilities based upon their estimated fair values. Adopting fresh-start accounting has resulted in material adjustments to the carrying amount of our assets and liabilities. We engaged an independent expert to assist us in computing the fair market value of our assets and liabilities. The fair values of the assets as determined for fresh-start reporting were based on estimates of anticipated future cash flows as generated from each market and applying business valuation techniques. Liabilities existing on April 30, 2006 were stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result of implementing fresh-start accounting, the consolidated financial statements for the Successor are not comparable to our consolidated financial statements for the Predecessor.
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
     Impact of Fresh-Start Accounting on Depreciation and Amortization
     Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. As a result, we have recorded $0.7 million and $1.5 million of additional depreciation expense for the three and six months ended March 31, 2007, respectively.
     Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve is amortized as income over the remaining terms of the contracts. We recognized income of $0.6 million and $1.7 million related to the amortization of this contract loss reserve liability for the three and six months ended March 31, 2007, respectively.
     We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 1). These assets will be amortized over their expected useful lives. As a result, we have recorded $0.4 million and $0.7 million of amortization expense for the three and six months ended March 31, 2007, respectively, related to these intangibles.
3. BUSINESS DIVESTITURES
     Costs Associated with Exit or Disposal Activities
     During the fiscal year ended September 30, 2006, as a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries were included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.
     In our assessment of the estimated net realizable value of the accounts receivable at these subsidiaries, in March 2006 we increased our general allowance for doubtful accounts having considered various factors including the increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables based on historical write-offs. We believe this approach is reasonable and prudent.
     Remaining net working capital related to these subsidiaries was $8.4 million at March 31, 2007. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At March 31, 2007, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.
     The exit plan is substantially complete and the operations of these subsidiaries have substantially ceased as of September 30, 2006. We have included the results of operations related to these subsidiaries in discontinued operations for the six months ended March 31, 2007 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $49.4 million and $3.9 million for the six months ended March 31, 2006 and 2007, respectively. Operating losses for these subsidiaries were $13.5 million and $0.9 million for the six months ended March 31, 2006 and 2007, respectively.
     Divestitures
     During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of March 31, 2006, the planned divestitures had been completed.
     During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the six months ended March 31, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $14.1 million and a pre-tax net income of $0.7 million, respectively, and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented. During the three months ended March 31, 2006 and the three and six months ended March 31, 2007, there have been no additional sales of operating subsidiaries.
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. There was no depreciation expense for the three and six months ended March 31, 2006 and 2007.

     Summarized financial data for all discontinued operations for the three and six months ended March 31, 2006 and 2007 are outlined below (in thousands):

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2007
Revenues	$16,964	$1,155

Gross profit (loss)	$(6,694)	$(235)

Pre-tax loss.	$(12,115)	$(199)

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2007
	(Restated)
Revenues	$54,816	$3,851

Gross loss	$(4,656)	$(785)

Pre-tax loss.	$(13,025)	$(974)

	Successor
Balance Sheet Items	September 30,	March 31,
	2006	2007
Accounts receivable, net	$18,905	$7,195
Inventory	64	—
Costs and estimated earnings in excess of billings on uncompleted contracts	3,068	3,142
Other current assets	30	—
Property and equipment, net	152	80
Other non-current assets	8	8

Total assets	$22,228	$10,425

Accounts payable and accrued liabilities	$5,630	$1,309
Billings in excess of costs and estimated earnings on uncompleted contracts	1,790	630

Total liabilities	7,420	1,939

Net assets	$14,808	$8,486

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
     Senior Convertible Notes (at April 30, 2006, subject to compromise)
     We had outstanding $50.0 million in aggregate principal amount of senior convertible notes at April 30, 2006. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes required payment of interest semi-annually in arrears at an annual rate of 6.5%, had a stated maturity of November 1, 2014, constituted senior unsecured obligations, were guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and were convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share (on a pre reverse split basis), subject to adjustment.
     The senior convertible notes were a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives included a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments were marked-to-market each reporting period. The value of this derivative was $1.9 million at September 30, 2005. There was no mark-to-market adjustment made during fiscal 2006.
     The senior convertible notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we adjusted the carrying value of the senior convertible notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs, derivative liabilities and net discounts. For further information, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.
     On the date we emerged from bankruptcy, May 12, 2006, the senior convertible notes were repaid in full plus the related accrued interest for an amount totaling $51.9 million in accordance with the reorganization plan from the proceeds of the term exit credit facility.
     Senior Subordinated Notes (at April 30, 2006, subject to compromise)
     We had outstanding an aggregate of $172.9 million in senior subordinated notes at April 30, 2006. On the date we emerged from bankruptcy, May 12, 2006, in accordance with the reorganization plan, the note holders exchanged the senior subordinated notes plus accrued interest of $8.8 million for 82% of the fully diluted shares of the Successor company before giving effect to the 2006 Equity Incentive Plan. The notes bore interest at 9 3/8% paid in arrears on February 1 and August 1 of each year. The notes were unsecured senior subordinated obligations and were subordinated to all other existing and future senior indebtedness. We discontinued accruing the contractual interest on the senior subordinated notes on the date we entered bankruptcy, February 14, 2006.
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
     The Revolving Credit Facility
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. At March 31, 2007, we had $46.3 million in letters of credit issued against the revolving credit facility with remaining availability of $25.6 million.
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
     On May 7, 2007, we entered into an amendment to the loan and security agreement, dated May 12, 2006, with Bank of America. The amendment amends the loan agreement to allow us to pay down $15 million in principal on the senior secure term loan. The amendment also included the reduction of the Leverage Ratio (as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) and the elimination of the Residential EBIT and Commercial EBIT (both as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.
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
     The credit facility will mature on May 12, 2008. The credit facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to sureties. The credit facility contains customary affirmative, negative and financial covenants binding us as described below. At March 31, 2007 we are in compliance with the financial covenants, as amended.
     The financial covenants, as amended, as of March 31, 2007, require us to:
•	Maintain a minimum cumulative earnings before interest and taxes at the shutdown subsidiaries beginning with the period ended May 31, 2006.

•	Not permit our earnings before interest and taxes at our commercial units to fall below a certain minimum for two consecutive months, beginning with the period ended April 30, 2006.

•	Not permit our earnings before interest and taxes at our residential units to fall below a certain minimum for two consecutive months beginning with the period ended April 30, 2006.

•	Maintain a minimum fixed charge coverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain a maximum leverage ratio, calculated on a trailing twelve-month basis, beginning with the period ended October 31, 2006.

•	Maintain cash collateral in a cash collateral account of at least $20.0 million. The $20.0 million amount is included in long term restricted cash in the accompanying consolidated balance sheets.
     The Term Loan
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.
     The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, quarterly in arrears, provided that, in our sole discretion, until the third anniversary of the closing date that we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. We capitalized interest as additional loans of $1.7 million for the three months ended March 31, 2007. Through March 31, 2007, we have capitalized interest as additional loans of $6.1 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments arising from certain specified events such as asset sales and settlements of insurance claims on the conditions as set in the term loan agreement. The term loan is guaranteed by our subsidiaries and is secured by substantially the same collateral as the revolving credit facility and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the period January 1, 2007 through March 31, 2007 was 12.0% as a result of our performance during the six months ended March 31, 2007.
     On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the term loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. The amendment amends the term loan agreement to, among other things, change the amount of permitted

Shutdown EBIT (as defined in the term loan agreement filed as Exhibit 10.3 to our current report on Form 8-K dated May 12, 2006) from not less than zero to not less than negative $2.0 million. The covenant that requires the Shutdown Subsidiaries (as defined in the term loan agreement filed as Exhibit 10.3 to our current report on Form 8-K dated May 12, 2006) to have certain minimum amounts of cash in order to convert their aggregate net working capital into cash was deleted. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified. At March 31, 2007 we are in compliance with the financial covenants, as amended.
     On May 8, 2007, we also entered into an amendment to the loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. The amendment amends the loan agreement to reduce the Consolidated Leverage Ratio (as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) and the elimination of the Residential EBIT and Commercial EBIT (both as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.
     The term loan has many of the same financial covenants as the credit facility.
     Debt consists of the following (in thousands):

	Successor
	September 30,	March 31,
	2006	2007
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 12.0% at March 31, 2007, subject to further adjustment	$55,603	$59,116
Capital lease and other	162	205

Total debt	55,765	59,321
Less — Short-term debt and current maturities of long-term debt	(21)	(47)

Total long-term debt	$55,744	$59,274

5. EARNINGS PER SHARE
     In conjunction with the reorganization plan, effective May 12, 2006, our common stock effectively underwent a reverse split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. In accordance with FASB Statement No. 128, “Earnings per Share”, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect that change in capital structure.
     The following table reconciles the components of the basic and diluted loss per share for the unaudited three and six months ended March 31, 2006 and 2007 (in thousands, except share and per share information):

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2007
	(Restated)
Numerator:
Net loss from continuing operations attributable to common shareholders	$(21,088)	$(732)
Net income/(loss) from discontinued operations attributable to common shareholders	(7,438)	(8)

Net loss attributable to common shareholders	(28,526)	(740)

Denominator:
Weighted average common shares outstanding — basic	14,970,502	15,081,537
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,970,502	15,081,537

Basic loss per share:
Basic loss per share from continuing operations	$(1.41)	$(0.05)
Basic loss per share from discontinued operations	$(0.50)	$—
Basic loss per share	$(1.91)	$(0.05)
Diluted loss per share:
Diluted loss per share from continuing operations	$(1.41)	$(0.05)
Diluted loss per share from discontinued operations	$(0.50)	$—
Diluted loss per share	$(1.91)	$(0.05)

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2007
	(Restated)
Numerator:
Net loss from continuing operations attributable to common shareholders	$(22,862)	$(1,085)
Net loss from discontinued operations attributable to common shareholders	(8,059)	(454)

Net loss attributable to common shareholders	(30,921)	(1,539)

Denominator:
Weighted average common shares outstanding — basic	14,970,502	15,040,375
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,970,502	15,040,375

Basic loss per share:
Basic loss per share from continuing operations	$(1.53)	$(0.07)
Basic loss per share from discontinued operations	$(0.54)	$(0.03)
Basic loss per share	$(2.07)	$(0.10)
Diluted loss per share:
Diluted loss per share from continuing operations	$(1.53)	$(0.07)
Diluted loss per share from discontinued operations	$(0.54)	$(0.03)
Diluted loss per share	$(2.07)	$(0.10)
     For the three and six months ended March 31, 2007, stock options of 0.2 million shares and restricted stock of 0.3 million shares were excluded from the computation of fully diluted earnings per share because the exercise price of the options were greater than the average market price of our common stock and we reported a loss in the period.
6. OPERATING SEGMENTS
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.
     Our reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. These segments contain different economic characteristics and are managed through geographically-based regions.
     We manage and measure performance of our business in two distinctive operating segments: commercial and industrial, and residential. The commercial and industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Corporate includes expenses associated with our home office and regional infrastructure.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. We evaluate performance based on income from operations of the respective business units prior to corporate expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.

     Segment information for continuing operations for the six and three months ended March 31, 2006 and 2007 are as follows (in thousands):

	Six Months Ended March 31, 2006 (restated)
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total
Revenues	$272,038	$182,866	$—	$454,904
Cost of services	236,918	148,983	—	385,901

Gross profit	35,120	33,883	—	69,003
Selling, general and administrative	23,878	20,783	15,603	60,264
Income (loss) from operations	$11,242	$13,100	$(15,603)	$8,739
Other data:
Depreciation and amortization expense	$1,720	$557	$1,208	$3,485
Capital expenditures	$688	$361	$331	1,380

Total assets	$148,081	$92,980	$83,455	$324,516

	Six Months Ended March 31, 2007
	Commercial
Successor	and Industrial	Residential	Corporate	Total
Revenues	$272,292	$173,429	$—	$445,721
Cost of services	230,080	142,805	—	372,885

Gross profit	42,212	30,624	—	72,836
Selling, general and administrative	27,972	19,025	24,004	71,001

Income (loss) from operations	$14,240	$11,599	$(24,004)	$1,835

Other data:
Depreciation and amortization expense	$1,159	$1,567	$2,289	$5,015
Capital expenditures	$609	$246	$77	$932
Total assets	$148,906	$83,409	$122,036	$354,351

	Three Months Ended March 31, 2006 (restated)
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total
Revenues	$135,643	$92,595	$—	$228,238
Cost of services	118,716	75,013	—	193,729

Gross profit	16,927	17,582	—	34,509
Selling, general and administrative	12,262	10,839	7,423	30,524

Income (loss) from operations	$4,665	$6,743	$(7,423)	$3,985

Other data:
Depreciation and amortization expense	$842	$281	$694	$1,817
Capital expenditures	$262	$65	$232	$559
Total assets	$148,081	$92,980	$83,455	$324,516

	Three Months Ended March 31, 2007
	Commercial
Successor	and Industrial	Residential	Corporate	Total
Revenues	$137,485	$79,268	$—	$216,753
Cost of services	115,236	65,763	—	180,999

Gross profit	22,249	13,505	—	35,754
Selling, general and administrative	14,374	8,711	12,339	35,424

Income (loss) from operations	$7,875	$4,794	$(12,339)	$330

Other data:
Depreciation and amortization expense	$823	$781	$1,006	$2,610
Capital expenditures	$351	$(42)	$62	$371
Total assets	$148,318	$83,938	$122,095	$354,351
     We do not have significant operations or long-lived assets in countries outside of the United States.

     The commercial and industrial segment reported lower depreciation and amortization for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 due to non-cash amortization income included in cost of sales of $1.7 million for the six months ended March 31, 2007, related to a contract loss reserve recorded at April 30, 2006 as a result of adopting fresh-start accounting (see Note 2).
     Total assets as of March 31, 2006 and 2007 exclude assets held for sale associated with discontinued operations of $41,593 and $10,425, respectively.
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
     In January 2005, we granted a restricted stock award of 365,564 shares under the 1999 Incentive Compensation Plan to certain employees. This award vested in equal installments on January 3, 2006 and 2007, provided the recipient was still employed by us. The market value of the stock on the date of grant for this award was $1.7 million, which was recognized as compensation expense over the related two-year-vesting period. On January 3, 2006, 147,141 restricted shares vested under this award, and on May 12, 2006, 134,531 restricted shares vested under this award in accordance with the terms of the plan of reorganization. Through April 30, 2006, a total of 62,998 shares were forfeited under this grant.
     Pursuant to our plan of reorganization, the 2006 Equity Incentive Plan became effective on May 12, 2006. The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan.
     Effective May 12, 2006, 384,850 shares of restricted stock were granted under the 2006 Equity Incentive Plan and through March 31, 2007, a total of 81,273 of these shares had been forfeited. These shares vest one-third per year starting January 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $9.5 million. On January 1, 2007, 77,649 shares vested.
     On June 21, 2006, 8,400 shares of restricted stock were granted to the directors which vested on February 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.2 million.
     On July 12, 2006, 25,000 shares of restricted stock were granted to our Chief Executive Officer, vesting one-third per year on July 12, 2007, July 12, 2008 and July 12, 2009. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.4 million.
     On February 28, 2007, 3,600 shares of restricted stock were granted to our Chief Accounting Officer, vesting one-third per year on February 28, 2008, February 28, 2009 and February 28, 2010. Under SFAS 123(R), the estimated value of these restricted shares on the date of grant was $0.1 million.
     All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

     During the six months ended March 31, 2006 and 2007, we recognized $0.6 million and $2.5 million, respectively, in compensation expense related to these awards in accordance with the provisions of SFAS 123(R). At March 31, 2007, the unamortized compensation cost related to outstanding unvested restricted stock was $5.0 million. This compensation expense will be recognized between April 1, 2007 and February 9, 2010.
     Stock Options
     On May 12, 2006, all outstanding stock options under the 1997 Stock Plan, the Directors’ Stock Plan and the 1999 Incentive Compensation Plan were cancelled pursuant to the plan of reorganization and these plans were terminated.
     On May 15, 2006, under the 2006 Plan, 51,471 stock options were granted to C. Byron Snyder who was then Chief Executive Officer.
     On July 12, 2006, under the 2006 Plan, 100,000 stock options were granted to our Chief Executive Officer, Michael J. Caliel, vesting one-third per year on July 12, 2007, July 12, 2008 and July 12, 2009.
     During the six months ended March 31, 2007, we recognized $0.2 million in compensation expense related to these awards in accordance with SFAS 123(R). At March 31, 2007, the unamortized compensation cost related to outstanding unvested stock options was $0.7 million. This compensation expense will be recognized between January 1, 2007 and July 12, 2009.
     The following table summarizes activity under our stock option and incentive compensation plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2006	151,471	$26.53
Options Granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, March 31, 2007	151,471	$26.53

Exercisable, March 31, 2007	51,471	$44.36

     The table below summarizes all options outstanding and exercisable at March 31, 2007:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	March 31, 2007	in Years	Exercise Price	March 31, 2007	Exercise Price
$17.36	100,000	9.3	$17.36	—	$—
$34.50	29,412	1.4	34.50	29,412	34.50
$57.50	22,059	1.3	57.50	22,059	57.50

	151,471	7.1	$26.53	51,471	$44.36

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
     On January 10, 2006, the district court dismissed the putative class action with prejudice, ruling that the amended complaint failed to raise a strong inference of scienter and, therefore, did not satisfy the pleading requirements for a securities class action under the PSLRA. The lead plaintiff appealed to the United States Court of Appeals for the Fifth Circuit arguing that the lower court erred substantively and procedurally in its rulings. Both plaintiff and defendants have filed their respective briefs, and the Fifth Circuit heard the matter under oral argument on May 3, 2007.
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
     On February 10, 2006, the Court granted defendants’ special exceptions and dismissed the suit with prejudice. On March 10, 2006, plaintiff filed a motion asking the court to reconsider its ruling. Also on March 10, 2006, we filed a suggestion of bankruptcy with the Court suggesting that this case had been automatically stayed pursuant to the bankruptcy laws. On April 4, 2006 Plaintiff filed a response to our suggestion of bankruptcy opposing the application of the automatic stay. The Court held a hearing on Plaintiff’s motion for reconsideration on April 24, 2006 but deferred any ruling until the bankruptcy proceedings were complete. We emerged from bankruptcy in May 2006, but no further actions have been taken in the case.
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
     On April 20, 2006, we received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, we have been informed that Wells Notices were issued to certain of our former executives. The Staff has indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, our contingent liabilities disclosures in various prior periods, and our failure to disclose a change in our policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices to us include violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. We first disclosed the existence of the SEC inquiry into this matter in November 2004.
     Since the Wells Notices were issued, we have been in discussions with the Staff. However, no binding agreement has yet been reached with the Commission, and, to our knowledge, the Staff has not yet submitted any recommendations to the Commission.
     A “Wells Notice” indicates that the Staff intends to recommend that the agency bring an enforcement action against the recipients for possible violations of federal securities laws. Recipients of “Wells Notices” have the opportunity to submit a statement setting forth their interests and position with respect to any proposed enforcement action. In the event an agreement with the Staff cannot be reached and the Staff makes a recommendation to the Securities and Exchange Commission to bring an enforcement action, the statement will be forwarded to the Commission for consideration. An adverse outcome in this matter could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
Sanford Airport Authority vs. Craggs Construction v. Florida Industrial Electric and IES
     This is a property damage suit for the insured by CNA with a $350,000 deductible. In January 2003, the Sanford Airport Authority (Sanford) hired Craggs Construction Company (Craggs) to manage construction of an airport taxiway and related improvements. Craggs entered into a subcontract with Florida Industrial Electric (FIE) to perform certain of the electrical and lighting work. During the construction of the project, Sanford became dissatisfied with Craggs’ work and terminated Craggs’ contract. Sanford retained a new general contractor to complete the project and asked that FIE remain on the project to complete its electrical work. Sanford then filed its lawsuit against Craggs for breach of contract, claiming Craggs’ failure to properly manage the project resulted in interference, delays, and deficient work. Sanford’s allegations include damage caused by the allegedly improper installation of the runway lighting system. Craggs filed a third party complaint against FIE, alleging breach of contract, contractual indemnity, and common law indemnity based on allegations that FIE failed to perform its work properly.
     Sanford alleges over $2.5 million in total damages; it is unclear how much of this amount Craggs may claim arises from FIE’s work. Discovery indicates electrical repairs fall in the $100,000 to $250,000 range; however, exposure for liquidated damages for the time period during which the airport was closed due to runway light failure may range over $1,000,000, up to over $6,320,000 if Sanford Airport’s recent attempt to amend it’s liquidated damages claim is allowed (FIE’s attorneys have filed a motion disputing this attempted amendment). In addition, FIE has a motion for summary judgment seeking to dismiss all liquidated damages claims that is set for hearing on May 25, 2007, based on the argument that liquidated damages are unlawful penalties in such cases such as this where Plaintiffs also seek actual damages based on the same event.
     On April 27, 2006, we received notice that Craggs had filed suit against our surety, Federal Insurance Company. Craggs claims the surety performance bond is liable due to FIE’s alleged negligence. In May 2006, we filed a motion to dismiss on behalf of Federal Insurance Company, arguing that the performance bond does not provide coverage for general liability claims. We subsequently filed a motion for summary judgment, which remains pending. This case is set in federal court and likely will be dismissed as moot absent any judgment rendered in the state court liability case. Trial in that case has been re-set to August 2007.
Cynthia People v. Primo Electric Company, Inc., Robert Wilson, Ray Hopkins, and Darcia Perini; In the United States District Court for the District of Maryland; C.A. No. 24-C-05-002152:
     On March 10, 2005, one of our wholly-owned subsidiaries was served with a lawsuit filed by an ex-employee alleging thirteen causes of action including employment, race and sex discrimination as well as claims for fraud, intentional infliction of emotional distress, negligence and conversion. On each claim, plaintiff is demanding $5-10 million in compensatory and $10-20 million in punitive damages; attorney’s fees and costs. This action was filed after the local office of the Equal Employment Opportunity Commission terminated their process and issued plaintiff a right-to-sue letter per her request. In February 2006, we filed a motion for summary judgment seeking dismissal of all claims. On April 12, 2007, the court granted our motion and dismissed the case. Plaintiff has 30 days (until May 12, 2007), in which to file a notice of appeal.

     Other Commitments and Contingencies
     Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2007, $21.9 million of our outstanding letters of credit were to collateralize our insurance program.
     From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 1.1 million pounds. We did settle 1.7 million pounds in commitments for $0.5 million in cash during the six months ended March 31, 2007. We expect to take delivery of the remaining commitments between April 1, 2007 and June 30, 2007. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.
     Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2007, our cost to complete projects covered by surety bonds was approximately $46.3 million, and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $36.8 million to collateralize our bonding program. At March 31, 2007, that collateral was comprised of $22.5 million in letters of credit and $14.3 million of cash and accumulated interest thereon ($14.0 million is included in Other Non-Current Assets and the remaining $0.3 million of accumulated interest is included in prepaid expenses and other current assets, net in the accompanying consolidated balance sheets).
     During the year ended September 30, 2006, one of our subsidiaries received approximately $3.7 million in backcharges from a customer, which we are disputing. We have done a preliminary evaluation of the merits of the backcharges and, as a result, recorded $1.4 million in charges to write off the remaining receivables net, costs in excess of billings on uncompleted contracts for these jobs and accrued losses payable. During the quarter ended March 31, 2007, we received an additional backcharge of $1.6 million related to the customer. The remaining loss contingency associated with these backcharges is approximately $4.4 million for which we have not recorded any liability as we do not believe in the validity of the claims and believe payment is not probable. We recognize that litigation may ensue. While we believe there is no merit to the customer’s claims, there can be no assurances that we will ultimately prevail in this dispute or any litigation that may be commenced.
     We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2007, we have invested $4.7 million under our commitment to EnerTech.
     We are party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. At March 31, 2007, we had $2.7 million in prepaids and other current assets related to this arrangement.
     We recently completed an asset divestiture program involving the sale of substantially all of the assets and liabilities of certain wholly owned subsidiary business units. As part of these sales, the purchasers assumed all liabilities except those specifically retained by us. These transactions do not include the sale of the legal entity or our subsidiary and as such we retained certain potential legal liabilities. In addition to specifically retained liabilities, contingent liabilities exist in the event the purchasers are unable or unwilling to perform under their assumed liabilities. These contingent liabilities may include items such as:
•	Joint responsibility for any liability to the surety bonding company if the purchaser fails to perform the work (The cost to complete on bonded projects for which we are jointly responsible is $0.2 million at March 31, 2007.)

•	Liability for contracts for work not finished if the contract has not been assigned and a release obtained from the customer

•	Liability on ongoing contractual arrangements such as real property and equipment leases where no assignment and release has been obtained
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
     Basis of Presentation
     In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.
     Restatement of Prior Quarters
     In order to correct a misstatement related to accounting for inventory at one of our subsidiaries, we disclosed in our annual report on Form 10-K for the year ended September 30, 2006, that we will be restating previously issued unaudited consolidated financial statements. These unaudited consolidated financial statements are as of and for the three months ended December 31, 2005, the three and six months ended March 31, 2006, the one and seven months ended April 30, 2006, and the two months ended June 30, 2006. We have not yet filed Forms 10-Q/A as of and for such periods ended to reflect this restatement.
     Restricted Stock Compensation Error
     In early January 2007, we became aware of a bookkeeping error in the recording of compensation expense related to unvested restricted stock. It was determined that we had under-recorded compensation expense related to unvested restricted stock. On May 12, 2006, we granted various employees restricted stock. The restricted stock vested in equal amounts on January 1, 2007, 2008, and 2009. At the time of grant, we estimated the total compensation expense related to these restricted stock and began amortizing the expense straight line over the vesting periods. The straight line amortization did not consider that the first tranche of restricted stock vested in 7.5 months and not at 12 month intervals as tranche two and tranche three. As such, the results for the quarter ended March 31, 2007, include a charge to compensation expense of $0.5 million attributable to the year ended September 30, 2006.
     We have considered the guidance in Statement of Financial Accounting Standard No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting” (“APB 28”), and SEC Staff Accounting Bulletin No. 99 “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 and its predecessor, Accounting Principles Board No. 20 “Accounting Changes” (“APB 20”), both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on an evaluation of quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we currently believe the identified misstatement is immaterial. This conclusion is based on current internal forecasts of fiscal 2007 operating results. Actual results could differ and may result in a restatement of our previously issued financial statements.

     Surety
     The Chubb Surety Agreement
     We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006 and related documents, with Chubb, which provides for the provision of surety bonds to support our contracts with certain of our customers.
     In connection with our restructuring and the order confirming our plan of reorganization under Chapter 11 of the Bankruptcy Code, we entered into a post-confirmation financing agreement with Chubb. Effective June 1, 2006, this agreement provides Chubb (1) in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with not more than $10 million in new surety bonds to be issued in any given month; (2) no single bond will be issued under the facility with a penal sum in excess of $3 million, or with respect to a contract having a completion date more than 18 months from the commencement of work thereunder, and (3) to give permission for our use of cash collateral in the form of proceeds of all contracts as to which Chubb has issued surety bonds. We paid a facility fee of $1.0 million to Chubb at inception of this agreement. This fee was capitalized and was being amortized between June 1, 2006 and December 31, 2006. As of March 31, 2007, we had $45.8 million bonded costs to complete under outstanding Chubb bonds.
     On October 30, 2006, we entered into an amendment to the surety agreement with Chubb. Under the amendment, we agreed to pay a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the amendment. The balance was paid on January 2, 2007. The amendment allows us to have up to $80 million cost to complete on bonded projects at any time. The amendment deletes the expiration date for issuance of bonds under the surety agreement and deletes the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provides for the reduction of the existing pledged cash collateral amount to $14.0 million by January 2, 2007. This $14.0 million in cash collateral is recorded in other non-current assets, net at March 31, 2007. Together with the existing letters of credit, the total collateral that will continue to be held by the surety will be $35.0 million. The excess collateral amount of approximately $4.8 million was returned to us on November 1, 2006. This $4.8 million was in prepaid expenses and other current assets at September 30, 2006. In connection with the Chubb agreements, we expensed $0.4 million and $0.4 million for the three and six months ended March 31, 2007, respectively in facility fees. Further details can be obtained on the amendment in our current report on Form 8-K dated October 30, 2006.
     The SureTec Bonding Facility
     We are party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company, which provides for the provision of surety bonds to support our contracts with certain of its customers.
     The SureTec facility provides for SureTec in its sole and absolute discretion to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of March 31, 2007, we had $1.5 million bonded cost to complete under the SureTec bonding facility.
     The Scarborough Bonding Facility
     We are party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety, to supplement the bonding capacity under the Chubb facility and the SureTec facility.
     Under the Scarborough facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $150 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to a corporate surety, like Chubb or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the irrevocable trust receipt and the related bond. The bonds are also reinsured.
     Scarborough’s obligation to issue new bonds will be discretionary, and the aggregate bonding was subject to Scarborough’s receipt of $2.0 million in collateral to secure all of our obligations to Scarborough. Bank of America and Scarborough have entered into an inter-creditor agreement. As of March 31, 2007, we had $59.8 million in aggregate face value of bonds issued under the Scarborough bonding facility.

     Financing
     The Revolving Credit Facility
     On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the plan. At March 31, 2007, we had $46.3 million in letters of credit issued against the revolving credit facility with remaining availability of $25.6 million.
     On October 13, 2006, we entered into an amendment and waiver to the loan and security agreement, dated May 12, 2006, with Bank of America (see Form 8-K filed on October 13, 2006). The amendment amends the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in Exhibit 10.1 to our current report on Form 8-K, filed on May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $18.0 million to $21.0 million. The amendment also provides a waiver of any violation of the loan and security agreement resulting from our failure to achieve the minimum Shutdown EBIT on the August 31, 2006 measurement date.
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
     On May 7, 2007, we entered into an amendment to the loan and security agreement, dated May 12, 2006, with Bank of America. The amendment amends the loan agreement to allow us to pay down $15 million in principal on the senior secure term loan. The amendment also included the reduction of the Leverage Ratio (as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) and the elimination of the Residential EBIT and Commercial EBIT (both as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.
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
     The credit facility will mature on May 12, 2008. The credit facility is guaranteed by our subsidiaries and is secured by first priority liens on substantially all of our and our subsidiaries existing and future acquired assets, exclusive of collateral provided to sureties. The credit facility contains customary affirmative, negative and financial covenants binding us as described below. At March 31, 2007, we are in compliance with the financial covenants, as amended.
     The financial covenants, as amended as of March 31, 2007, require us to:
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
     The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, quarterly in arrears, provided that, in our sole discretion, until the third anniversary of the closing date that we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. We capitalized interest as additional loans of $1.7 million for the three months ended March 31, 2007. As of March 31, 2007, we have capitalized interest as additional loans of $6.1 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments on the conditions as set in the term loan agreement. The term loan is guaranteed by our subsidiaries, is secured by substantially the same collateral as the revolving credit facility and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the period January 1, 2007 through March 31, 2007 was 12.0% as a result of our performance during the six months ended March 31, 2007.
     On November 30, 2006, we entered an amendment agreement, dated October 1, 2006, to the term loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. This amendment to the term loan changes the amount of EBIT permitted for the companies associated with the exit plan (see Note 3, “Costs Associated with Exit or Disposal Activities” for a summary of the exit plan) from not less than zero to not less than negative $2.0 million. The covenant requiring these subsidiaries to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash was deleted. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified. Further details can be obtained by referencing our current report on Form 8-K dated December 5, 2006. At March 31, 2007, we are in compliance with the financial covenants, as amended.
     On May 8, 2007, we also entered into an amendment to the loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. The amendment amends the loan agreement to reduce the Consolidated Leverage Ratio (as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) and the elimination of the Residential EBIT and Commercial EBIT (both as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.
     The term loan has many of the same financial covenants as the credit facility beginning October 1, 2006. In addition, the term loan prohibited the EBITDA minus Capex Level to be less than negative $20.0 million for any fiscal quarter or on a cumulative basis at each quarter end beginning January 1, 2006 and ending December 31, 2006.
     Critical Accounting Policies
     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 4 of “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended September 30, 2006 and at relevant sections in this discussion and analysis.

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
     We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at March 31, 2007, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO THE
SIX MONTHS ENDED MARCH 31, 2007
     The following table presents selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.

	Predecessor		Successor
	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2007
	$	%	$	%
	(Restated)
	(Dollars in millions)
Revenues	$454.9	100.0%	$445.7	100.0%
Cost of services (including depreciation)	385.9	84.8%	372.9	83.6%

Gross profit	69.0	15.2%	72.8	16.4%
Selling, general & administrative expenses	60.3	13.3%	71.0	16.0%

Income from operations	8.7	1.9%	1.8	0.4%
Reorganization items, net	12.1	2.7%	—	—%
Interest and other expense, net	13.8	3.0%	3.1	0.7%

Income (loss) before income taxes	(17.2)	(3.8)%	(1.3)	(0.3)%
Provision for income taxes	5.7	1.2%	(0.2)	(0.1)%

Loss from continuing operations	(22.9)	(5.0)%	(1.1)	(0.2)%
Loss from discontinued operations	(8.0)	(1.8)%	(0.4)	(0.1)%

Net loss	$(30.9)	(6.8)%	$(1.5)	(0.3)%

Revenues

	Predecessor		Successor
	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2007
	$	%	$	%
	(Restated)
	(Dollars in millions)
Commercial and Industrial	$272.0	60.0%	$272.2	61.1%
Residential	182.9	40.0%	173.5	38.9%

Total Consolidated	$454.9	100.0%	$445.7	100.0%

     Total revenue decreased $9.2 million, or 2.0%, from $454.9 million for the six months ended March 31, 2006, to $445.7 million for the six months ended March 31, 2007. This decrease in total revenues is primarily the result of our residential segment, which accounted for a $9.4 million decrease, or 5.1%, from $182.9 million for the six months ended March 31, 2006 to $173.5 million for the six months ended March 31, 2007.
Gross Profit

	Predecessor		Successor
	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2007
	$	%	$	%
	(Restated)
	(Dollars in millions)
Commercial and Industrial	$35.1	12.9%	$42.2	15.5%
Residential	33.9	18.5%	30.6	17.6%

Total Consolidated	$69.0	15.2%	$72.8	16.4%

     Total gross profit increased $3.8 million, or 5.5%, from $69.0 million for the six months ended March 31, 2006, to $72.8 million for the six months ended March 31, 2007. The improvement in gross profit was primarily the result of increased margins in the commercial and industrial segment.

     Gross profit in the commercial and industrial segment increased $7.1 million, or 20.2% from $35.1 million for the six months ended March 31, 2006, to $42.2 million for the six months ended March 31, 2007. Gross profit margin as a percent of revenues increased from 12.9% for the six months ended March 31, 2006 to 15.5% for the six months ended March 31, 2007. The increase in gross margin primarily resulted from better execution on new contracts.
     Residential gross profit decreased $3.3 million, or 9.7%, from $33.9 million for the six months ended March 31, 2006, to $30.6 million for the six months ended March 31, 2007. Residential gross profit margin as a percentage of revenues decreased from 18.5% for the six months ended March 31, 2006, to 17.6% for the six months ended March 31, 2007. Gross profit remains depressed due to competitive pressures, lower volume and higher material prices.
Selling, General and Administrative Expenses
     Total selling, general and administrative expenses increased $10.7 million, or 17.7%, from $60.3 million for the six months ended March 31, 2006, to $71.0 million for the six months ended March 31, 2007. Total selling, general and administrative expenses as a percent of revenues increased from 13.3% for the six months ended March 31, 2006 to 15.9% for the six months ended March 31, 2007.
     This increase in total selling, general and administrative costs is the result of a $4.2 million investment in external support for an internal transformation program to implement operational improvements and a $2.2 million increase of depreciation expense resulting from fresh-start accounting and employment expenses of $2.9 million, including an increase in leadership incentive bonuses of $1.4 million primarily associated with improved cash performance.
Income From Operations
     Total income from operations decreased $6.9 million from $8.7 million for the six months ended March 31, 2006, to $1.8 million for the six months ended March 31, 2007. This decrease in income from operations was attributed to an increase in selling, general and administrative costs of $10.7 million during the six months ended March 31, 2007 over the same period in the prior year partially offset by an improvement in gross profits of $3.8 million for the six months ended March 31, 2007.
Reorganization Items
     During the six months ended March 31, 2006, in connection with our restructuring, we recorded reorganization items totaling $12.1 million. Reorganization items incurred were $8.1 million in professional fees related to the bankruptcy and a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes.
Net Interest and Other Expense
     Total interest and other expense decreased $10.7 million, or 77.5%, from $13.8 million for the six months ended March 31, 2006, to $3.1 million for the six months ended March 31, 2007. The decrease in net interest and other expense was primarily the result of having amortization of debt issuance costs associated with the former credit facility agreement and interest expense on the senior notes for the full six months ended March 31, 2006 (see Note 1 “Plan of Reorganization”) which were not in the six months ended March 31, 2007. This was offset by interest expense on the new Term Loan for the six months ended March 31, 2007.
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
     Our tax expense for continuing operations decreased from $5.7 million for the six months ended March 31, 2006 to a tax benefit of $0.2 million for the six months ended March 31, 2007. The change in the tax expense relative to pre-tax book income for the six months ended March 31, 2007 is primarily attributable to federal net operating loss for the period ended March 31, 2006 for which a tax benefit was not recorded and an increase in state tax expense related to the enactment of the Texas Margin Tax applicable to earnings for the year ended September 30, 2007.

     For the six months ended March 31, 2006 and March 31, 2007, no tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start reporting does not result in a reduction of tax expense.
     The effective tax rate for the six months ended March 31, 2007 is as follows (in thousands):

Pretax Book Loss — Continuing Operations	$(1,318)
Federal Income Tax Benefit	(461)	35%
State Tax Provision (net of federal benefit)	257	(19)%
Permanent differences	(159)	12%
Increase in contingent reserves	156	(12)%
Other	(26)	2%

Actual Provision for income taxes	$(233)	18%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2007

	Predecessor		Successor
	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2007
	$	%	$	%
	(Restated)
	(Dollars in millions)
Revenues	$228.2	100.0%	$216.8	100.0%
Cost of services (including depreciation)	193.7	84.9%	181.0	83.5%

Gross profit	34.5	15.1%	35.8	16.5%
Selling, general & administrative expenses	30.5	13.3%	35.5	16.4%

Income from operations	4.0	1.8%	0.3	0.1%
Reorganization items, net	12.1	5.3%	—	—%
Interest and other expense, net	8.0	3.5%	1.5	0.7%

Income (loss) before income taxes	(16.1)	(7.0)%	(1.2)	(0.6)%
Provision for income taxes	5.0	2.2%	(0.5)	(0.3)%

Loss from continuing operations	(21.1)	(9.2)%	(0.7)	(0.3)%
Loss from discontinued operations	(7.4)	(3.3)%	(0.0)	—%

Net loss	$(28.5)	(12.5)%	$(0.7)	(0.3)%

Revenues

	Predecessor		Successor
	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2007
	$	%	$	%
	(Restated)
	(Dollars in millions)
Commercial and Industrial	$135.6	59.4%	$137.4	63.4%
Residential	92.6	40.6%	79.4	36.6%

Total Consolidated	$228.2	100.0%	$216.8	100.0%

     Total revenue decreased $11.4 million, or 5.0%, from $228.2 million for the three months ended March 31, 2006, to $216.8 million for the three months ended March 31, 2007. This decrease in total revenues is primarily the result of our residential segment, which accounted for a $13.2 million decrease, or 14.3%, from $92.6 million for the three months ended March 31, 2006 to $79.4 million for the three months ended March 31, 2007. Revenues in the residential segment are below prior year due to a slow down in the housing markets. This was partially offset by a slight increase in the commercial and industrial segment of $1.8 million, or 1.3%, from $135.6 million to $137.4 million for the three months ended March 31, 2006 to March 31, 2007, respectively.

Gross Profit

	Predecessor		Successor
	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2007
	$	%	$	%
	(Restated)
	(Dollars in millions)
Commercial and Industrial	$16.9	12.5%	$22.2	16.2%
Residential	17.6	19.0%	13.6	17.1%

Total Consolidated	$34.5	15.1%	$35.8	16.5%

     Total gross profit increased $1.3 million, or 3.8%, from $34.5 million for the three months ended March 31, 2006, to $35.8 million for the three months ended March 31, 2007. The improvement in gross profit was a result of increased margins in the commercial and industrial segment.
     Gross profit in the commercial and industrial segment increased $5.3 million, or 31.4% from $16.9 million for the three months ended March 31, 2006, to $22.2 million for the three months ended March 31, 2007. Gross profit margin as a percent of revenues increased from 12.5% for the three months ended March 31, 2006 to 16.2% for the three months ended March 31, 2007. The increase in gross margin primarily resulted from the performance of new higher margin contracts and $1.0 million in the amortization of the contract loss accrual established in fresh start.
     Residential gross profit decreased $4.0 million, or 22.7%, from $17.6 million for the three months ended March 31, 2006, to $13.6 million for the three months ended March 31, 2007. Residential gross profit margin as a percentage of revenues decreased from 19.0% for the three months ended March 31, 2006, to 17.1% for the three months ended March 31, 2007 due to competitive pressures, lower volume and higher material prices.
Selling, General and Administrative Expenses
     Total selling, general and administrative expenses for the three months ended March 31, 2007 increased $5.0 million, or 16.4%, from $30.5 million for the three months ended March 31, 2006. Total selling, general and administrative expenses as a percent of revenues increased from 13.3% for the three months ended March 31, 2006 to 16.3% for the three months ended March 31, 2007.
     This increase in total selling, general and administrative costs is primarily the result of a $2.5 million investment in external support for an internal transformation program to implement operational improvements, a $1.0 million increase of depreciation expense resulting from fresh start accounting, an increase of $0.7 million for leadership incentive bonuses primarily associated with improved cash performance and other employment expense increases of approximately $1.4 million including non-cash compensation expenses of $0.7 million related to restricted stock.
Income From Operations
     Total income from operations decreased $3.7 million from $4.0 million for the three months ended March 31, 2006, to $0.3 million for the three months ended March 31, 2007. This decrease in income from operations was attributed to an increase in selling, general and administrative costs of $5.0 million during the three months ended March 31, 2007 which was partially offset by an improvement in gross profits of $1.3 million for the three months ended March 31, 2007.
Reorganization Items
     During the three months ended March 31, 2006, in connection with our restructuring, we recorded reorganization items totaling $12.1 million. Reorganization items incurred were $8.1 million in professional fees related to the bankruptcy and a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes.

Net Interest and Other Expense
     Total interest and other expense decreased $6.4 million, or 80.6%, from $8.0 million for the three months ended March 31, 2006, to $1.6 million for the three months ended March 31, 2007. The decrease in net interest and other expense was primarily the result of having amortization of debt issuance costs associated with the former credit facility agreement and interest expense on the senior notes for the full three months ended March 31, 2006 (see Note 1 “Plan of Reorganization”) which were not in the three months ended March 31, 2007. This was offset by interest expense on the new Term Loan for the three months ended March 31, 2007.
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
     Our tax expense for continuing operations decreased from $5.0 million for the three months ended March 31, 2006 to a tax benefit of $0.5 million for the three months ended March 31, 2007. The change in the tax expense relative to pre-tax book income for the three months ended March 31, 2007 is primarily attributable to federal net operating loss for the period ended March 31, 2006 for which a tax benefit was not recorded and an increase in state tax expense related to the enactment of the Texas Margin Tax applicable to earnings for the year ended September 30, 2007.
     For the three months ended March 31, 2006 and March 31, 2007, no tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start accounting does not result in a reduction of tax expense.
     The effective tax rate for the three months ended March 31, 2007 is as follows (in thousands):

Pretax Book Loss — Continuing Operations	$(1,222)
Federal Income Tax Benefit	(428)	35%
State Tax Provision (net of federal benefit)	71	(6)%
Permanent differences	(155)	13%
Increase in contingent reserves	46	(4)%
Other	(24)	2%

Actual Provision for income taxes	$(490)	40%

Impact of Fresh-Start Accounting on Depreciation and Amortization
     Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. As a result, we have recorded $0.7 million and $1.5 million of additional depreciation expense for the three and six months ended March 31, 2007, respectively. We expect that this adjustment will result in an increase of our depreciation expense by $1.4 million for the remaining six months ended September 30, 2007, $1.7 million during fiscal 2008, and a total of $0.8 million thereafter.
     Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve is amortized as income over the remaining terms of the contracts. We recognized income of $0.6 million and $1.7 million related to the amortization of this contract loss reserve liability for the three and six months ended March 31, 2007, respectively. We expect to recognize income of $0.1 million for the remaining six months ended September 30, 2007 as a result.
     We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 1). These assets will be amortized over their expected useful lives. As a result, we have recorded $0.4 million and $0.7 million of amortization expense for the three and six months ended March 31, 2007, respectively, related to these intangibles. We expect to record amortization expense of $0.7 million for the remaining six months ended September 30, 2007, $1.2 million in fiscal 2008, and a total of $2.2 million thereafter.

Discontinued Operations
     Costs Associated with Exit or Disposal Activities
     During fiscal year ended September 30, 2006, as a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries were included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.
     In our assessment of the estimated net realizable value of the accounts receivable at these subsidiaries, in March 2006 we increased our general allowance for doubtful accounts having considered various factors including increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables based on historical write-offs. We believe this approach is reasonable and prudent.
     Remaining net working capital related to these subsidiaries was $8.5 million at March 31, 2007. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At March 31, 2007, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.
     The exit plan is substantially complete and the operations of these subsidiaries have substantially ceased as of September 30, 2006. We have included the results of operations related to these subsidiaries in discontinued operations for the six months ended March 31, 2007 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $49.4 million and $3.9 million for the six months ended March 31, 2006 and 2007, respectively. Operating losses for these subsidiaries were $13.5 million and $0.9 million for the six months ended March 31, 2006 and 2007, respectively.
     Divestitures
     During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of March 31, 2006, the planned divestitures had been completed.
     During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the year ended September 30, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $14.1 million and a pre-tax net income of $0.7 million, respectively, and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented. During the three months ended March 31, 2006 and the three and six months ended March 31, 2007, there have been no additional sales of operating subsidiaries.
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. There was no depreciation expense for the three and six months ended March 31, 2006 and 2007.

     Summarized unaudited financial data for all discontinued operations are outlined below (in thousands):

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2007
	(Restated)
Revenues	$54,816	$3,851
Gross profit (loss)	$(4,656)	$(785)

Pre-tax loss	$(13,025)	$(974)

	Successor
	September 30,	March 31,
	2006	2007
Accounts receivable, net	$18,905	$7,195
Inventory	64	—
Costs and estimated earnings in excess of billings on uncompleted contracts	3,068	3,142
Other current assets	30	—
Property and equipment, net	152	80
Other non-current assets	8	8

Total assets	$22,228	$10,425

Accounts payable and accrued liabilities	$5,630	$1,309
Billings in excess of costs and estimated earnings on uncompleted contracts	1,790	630

Total liabilities	7,420	1,939

Net assets	$14,808	$8,486

Working Capital

	Successor
	September 30,	March 31,
	2006	2007
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$28,166	$67,290
Accounts receivable:
Trade, net of allowance of $1,857 and $1,821 respectively	149,326	125,737
Retainage	32,006	29,558
Costs and estimated earnings in excess of billings on uncompleted contracts	13,624	13,227
Inventories	25,989	22,870
Prepaid expenses and other current assets	14,867	11,454
Assets held for sale and from discontinued operations	22,227	10,425

Total current assets	$286,205	$280,561
CURRENT LIABILITIES:
Current maturities of long-term debt	$21	$47
Accounts payable and accrued expenses	109,470	98,168
Billings in excess of costs and estimated earnings on uncompleted contracts	33,372	35,235
Liabilities related to assets held for sale and from discontinued operations.	7,420	1,939

Total current liabilities	$150,283	$135,389

Working capital	$135,924	$145,172

     Working capital increased $9.2 million, or 6.8%. The increase in working capital is a result of total current liabilities decreasing $14.9 million, or 9.9%, from $150.3 million as of September 30, 2006 to $135.4 million as of March 31, 2007. This is a result of a decrease of $11.3 million in accounts payable and accrued expenses due to the timing of payments and $5.5 million in liabilities held for sale related to the sale and for discontinued operations subsequent to March 31, 2007 pursuant to a divestiture plan previously disclosed. This was partially offset by an increase of $1.9 million in billings in excess of costs.

     The decrease in current liabilities was partially offset by a decrease in current assets of $5.6 million, or 2.0%, from $286.2 million as of September 30, 2006 to $280.6 million as of March 31, 2007. This decrease is the result of a $23.6 million decrease in accounts receivable net of allowance as a result of a company-wide effort to improve collections. In addition, there was a decrease of , $2.4 million decrease in retainage, $0.4 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, $3.1 million decrease in inventories, $3.4 million decrease in prepaid and other current assets and $11.8 million decrease in assets held for sale associated with discontinued operations subsequent to March 31, 2007 pursuant to a divestiture plan previously disclosed. This was partially offset by an increase in cash and cash equivalents of $39.1 million.
     The status of our costs in excess of billings was a decrease of $0.4 million, from $13.6 million at September 30, 2006 to $13.2 million at March 31, 2007 while our billings in excess of costs increased $1.9 million over September 30, 2006; and days sales outstanding from continuing operations decreased by 4 days from 58 days at September 30, 2006 to 54 days at March 31, 2007. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 82.1% at September 30, 2006 to 75.6% at March 31, 2007. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts as of March 31, 2007.

Liquidity and Capital Resources
     As of March 31, 2007, we had cash and cash equivalents of $67.3 million, working capital of $145.1 million, $59.1 million in outstanding borrowings under our term loan, $46.3 million of letters of credit outstanding and available capacity under our revolving credit facility of $25.6 million. During the six months ended March 31, 2007, net cash provided from operating activities for continuing operations was $34.4 million. The increase in cash primarily resulted from the collection of outstanding accounts receivable which decreased by $25.5 million, and a reduction in prepaid expenses and other current assets of $4.9 million. The reduction was partially offset by a use of cash due to a decline in accounts payable of $12.5 million. During the six months ended March 31, 2007, net cash used in investing activities for continuing operations was $0.6 million consisting of cash provided by investing activities of $0.4 million for proceeds from sale of property and equipment. This was offset by a use of $0.9 million for purchases of property and equipment.
     Bonding Capacity
     At March 31, 2007, we believe we have adequate surety bonding capacity under our surety agreements with Chubb, SureTec and Scarborough. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond and, in the case of Chubb, restrictions on the total amount of bonds that can be issued in a given month. As of March 31, 2007, the expected costs to complete for projects covered by Chubb and SureTec was $47.3 million. We also had $59.8 million in aggregate face value of bonds issued under Scarborough. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. For more information see Part I, Item 2. “Surety”.
     Outlook
     Our cash flows from operations tend to track with the seasonality of our business. We anticipate that the combination of cash flows and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We continue to manage capital expenditures. We expect capital expenditures to be approximately $4.0 million for the fiscal year ended September 30, 2007. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. See “Disclosure Regarding Forward-Looking Statements”.
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
     Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At March 31, 2007, $2.0 million of our outstanding letters of credit were to collateralize our customers and vendors.
     Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2007, $21.9 million of our outstanding letters of credit were to collateralize our insurance program.

     At March 31, 2007, we had $46.3 million in total letters of credit issued against the revolving credit facility with remaining availability of $25.6 million.
     From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 1.1 million pounds. We have settled 1.7 million pounds in commitments for $0.5 million in cash during the six months ended March 31, 2007. We expect to take delivery of the remaining commitments between April 1, 2007 and June 30, 2007. The dollar amount of the remaining commitment can vary because the actual finished goods containing the committed metal content used to satisfy this commitment have differing prices.
     Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2007, our expected costs to complete on projects covered by surety bonds was approximately $47.3 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $36.8 million to collateralize our bonding programs. We also had $59.8 million in aggregate face value of bonds issued under Scarborough.
     In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2007, we had invested $4.7 million under our commitment to EnerTech. The carrying value of this EnerTech investment at March 31, 2006 and March 31, 2007 was $3.3 million and $2.7 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in EnerTech to reflect the fair value of the asset in accordance with fresh-start accounting. As of March 31, 2007, there was an unrealized gain of $0.8 million related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized gains or losses are not temporary, we would write down our investment in EnerTech through a charge to other income/expense during the period of such determination.
     As of March 31, 2007, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$59,116	$59,116
Operating lease obligations	$6,986	$5,105	$3,173	$1,788	$488	$30	$17,570
Capital lease obligations	$37	$57	$53	$24	$2	$—	$173
Deferred tax liabilities	$2,854	$2,303	$1,460	$59	$58	$503	$7,237
Purchase obligations (2)	$—	$—	$—	$—	$—	$—	$—

1.	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

2.	See above for further discussion on purchase obligations.
     Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2007	2008	2009	2010		2011	Thereafter	Total
Standby letters of credit	$15,388	$30,953	$—	$—		$—	$—	$46,341
Other commercial commitments	$—	$—	$—	$350	(3)	$—	$—	$350

3.	Balance of our remaining investment commitment in EnerTech $350,000.

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
Inflation
     We experienced inflationary pressures during the six months ended March 31, 2006 on the commodity prices of copper products, steel products and fuel. During the six months ended March 31, 2007, we continued to experience volatility in the costs of copper based products. We anticipate these fluctuations will continue through the next fiscal year. Over the long-term, we expect to be able to pass these increased costs to our customers.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. Commodity price risks may have an impact on our results of operations due to the fixed nature of many of our contracts.
     From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 1.1 million pounds. We have settled 1.7 million in commitments for $0.5 million in cash during the six months ended March 31, 2007. We expect to take delivery of these commitments between April 1, 2007 and June 30, 2007. The dollar amount of the remaining commitment can vary because the actual finished goods containing the committed metal content used to satisfy this commitment have differing prices.
     As of March 31, 2007, there was $59.1 million outstanding under our term loan and there were no borrowings outstanding under our revolving credit facility, although the outstanding amount varies throughout the fiscal year, as working capital needs change. As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at March 31, 2007:

	2006	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities — Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$59,116	$59,116
Interest Rate(1)	—	—	—	—	—	—	12.0%	12.0%
Fair Value of Debt:
Fixed Rate								$59,116

(1)	The loan under the credit facility bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement based on performance. The adjusted interest rate for the three months ended March 31, 2007 was 12.0% as a result of our performance during the three months ended January 1, 2007 to March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Disclosure controls and procedures.
     Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     An evaluation was performed under the supervision and with the participation of our management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation and the material weaknesses identified below, our management, including the CEO and the CFO, concluded that our disclosure controls and procedures were not effective, as of March 31, 2007.
     The conclusion that our disclosure controls and procedures were not effective as of March 31, 2007, was based on the identification of two material weaknesses in internal controls as of September 30, 2006, for which remediation is ongoing.
     Our management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.
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
     At March 31, 2007, we believe that the steps identified above should eventually remediate the identified material weaknesses. This remediation is ongoing and this represents the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the six months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We cannot assure that the material weaknesses will be remediated nor do we provide assurance that no additional material weaknesses will be identified.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 8 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares
			Purchased As Part of	That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
January 1 to March 31, 2007 (1)	35,688	$17.79	—	—

(1)	These shares were withheld upon the vesting of an employee restricted stock grant in order to pay required withholding taxes.
ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A. The Company held its annual meeting of stockholders in New York , New York on February 8, 2007. The following sets forth the matters submitted to a vote of the stockholders:
     B. The following individuals were elected to the Board of Directors as stated in the Company’s Proxy Statement dated January 5, 2007, for terms expiring at the 2008 annual stockholders’ meeting and until their successors have been elected and qualified—Charles H. Beynon, Robert W. Butts, Michael J. Caliel, Michael J. Hall, Joseph P. Lash, Donald L. Luke and John E. Welsh.
     Mr. Beynon was elected by a vote of 14,048,570 shares, being more than a majority of the common stock of the Company, and 114,106 shares withheld. Mr. Butts was elected by a vote of 14,053,952 shares, being more than a majority of the common stock of the Company, and 108,724 shares withheld. Mr. Caliel was elected by a vote of 14,080,015 shares, being more than a majority of the common stock of the Company, and 82,661 shares withheld. Mr. Hall was elected by a vote of 14,074,944 shares, being more than a majority of the common stock of the Company, and 87,732 shares withheld. Mr. Lash was elected by a vote of 13,819,303 shares, being more than a majority of the common stock of the Company, and 343,373 shares withheld. Mr. Luke was elected by a vote of 14,054,051 shares, being more than a majority of the common stock of the Company, and 108,625 shares withheld. Mr. Welsh was elected by a vote of 14,074,944 shares, being more than a majority of the common stock of the Company, and 87,732 shares withheld.
     C. The stockholders ratified the appointment of Ernst & Young LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 14,079,544 shares, being more than a majority of the common stock of the Company, with 8,291 shares against and 74,841 shares abstaining.

ITEM 4. EXHIBITS

*10.1	Employment Agreement between the Company and Dennis S. Baldwin dated February 9, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2007)
*10.2	Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2007)
*10.3	Employment Agreement between the Company and Raymond Guba dated April 10, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 13, 2007)
*10.4	Separation and Transition Agreement between the Company and David A. Miller dated April 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2007)
*10.5	Amended and Restated Employment Agreement between the Company, Pollock Summit Electric, LP and Richard C. Humphrey dated May 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 2007)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer (1)
32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)
32.2	Section 1350 Certification of Raymond Guba, Chief Financial Officer (1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.
Date: May 8, 2007	By:	/s/ Raymond Guba
Raymond Guba
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*10.1	Employment Agreement between the Company and Dennis S. Baldwin dated February 9, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2007)
*10.2	Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2007)
*10.3	Employment Agreement between the Company and Raymond Guba dated April 10, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 13, 2007)
*10.4	Separation and Transition Agreement between the Company and David A. Miller dated April 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2007)
*10.5	Amended and Restated Employment Agreement between the Company, Pollock Summit Electric, LP and Richard C. Humphrey dated April 13, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 2007)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer (1)
32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)
32.2	Section 1350 Certification of Raymond Guba, Chief Financial Officer (1)

*	These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	Filed herewith