Form 10-Q/A
period 2005-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2007-05-29
CIK 1048268

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
Explanatory Note
     On February 9, 2006, Integrated Electrical Services, Inc, (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (the “Original Quarterly Report”). On June 29, 2006, the Company filed Amendment No. 1 to its Original Quarterly Report to correct a misstatement of insurance expense for the three months ended December 31, 2005 (“Amendment No. 1”). The Company is filing this Amendment No. 2 to its Amendment No. 1 Quarterly Report to correct a misstatement for inventory at one of the Company’s subsidiaries for the three months ended December 31, 2005.
     The misstatement of inventory understated cost of services on the Consolidated Statement of Operations by $0.2 million for the three months ended December 31, 2005. On the Consolidated Statements of Operations, net loss from continuing operations and net loss increased by this amount for the three months ended December 31, 2005. Accounts receivable and inventory on the Consolidated Balance Sheet at December 31, 2005 were understated by $0.1 million and overstated by $0.3 million, respectively. There was no effect on net cash flows from operating, investing or financing activities. In addition, during the financial reporting process for the restatement of these quarterly financial statements and subsequent to the filing of the Company’s Form 10-K for the year ended September 30, 2006, the Company determined there were items that required reclassification between continuing and discontinued operations related to the three months ended December 31, 2004 and 2005. There was no impact to the overall financial results of the Company.
     The Items of this Amendment No. 2 to the Amendment No. 1 Quarterly Report which are amended and restated are as follows: Item 1 — Financial Statements (including Note 2, Restatement of Quarterly Financial Statements, Note 3, Business Divestitures, Note 5, Earnings Per Share, and Note 6, Operating Segments, to the Consolidated Financial Statements), Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures. Further, this Form 10-Q/A Amendment No. 2 contains new Exhibits 31.1, 31.2, 32.1 and 32.2 dated the date of the filing of this Form 10-Q/A.
     The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in the Original Quarterly Report and Amendment No. 1 Quarterly Report. This Form 10-Q/A does not reflect events occurring after the filing of the Original Quarterly Report, nor modifies or updates those disclosures in any way other than as required to reflect the effects of the restatement.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30,	December 31,
	2005	2005
	(Audited)	(Unaudited)
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$24,879
Restricted cash	9,596	19,090
Accounts receivable:
Trade, net of allowance of $2,925 and $1,645 respectively	141,824	141,534
Retainage	33,878	31,487
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	15,837
Inventories	21,572	21,972
Prepaid expenses and other current assets	22,271	23,856
Assets held for sale associated with discontinued operations	75,233	55,548

Total current assets	350,422	334,203
PROPERTY AND EQUIPMENT, net	24,266	23,510
GOODWILL	24,343	24,343
OTHER NON-CURRENT ASSETS	13,823	14,389

Total assets	$412,854	$396,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$26
Accounts payable and accrued expenses	100,570	99,303
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	26,705
Liabilities related to assets held for sale associated with discontinued operations	31,691	18,268
Senior convertible notes, net	50,691	50,711
Senior subordinated notes, net	173,134	173,115

Total current liabilities	382,986	368,128
LONG-TERM DEBT, net of current maturities	27	139
OTHER NON-CURRENT LIABILITIES	13,982	14,273

Total liabilities	396,995	382,540

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 and 39,033,426 shares issued, respectively	390	390
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,416,377 and 2,338,060 shares, respectively	(13,022)	(12,544)
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	429,776
Retained deficit	(401,348)	(403,743)

Total stockholders’ equity	15,859	13,905

Total liabilities and stockholders’ equity	$412,854	$396,445

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
		(Restated)
Revenues	$205,678	$226,666
Cost of services	174,188	192,172

Gross profit	31,490	34,494
Selling, general and administrative expenses	29,522	29,740

Income from operations	1,968	4,754

Other (income) expense:
Interest expense, net	8,844	5,882
Other (income) expense, net	268	(53)

Interest and other expense, net	9,112	5,829

Loss from continuing operations before income taxes	(7,144)	(1,075)
Provision for income taxes	1,681	699

Net loss from continuing operations	(8,825)	(1,774)

Discontinued operations (Note 3)
Loss from discontinued operations (including gain (loss) on disposal of $(86) and $454)	(10,160)	(910)
Benefit for income taxes	(1,377)	(289)

Net loss from discontinued operations	(8,783)	(621)

Net loss	$(17,608)	$(2,395)

Basic loss per share:
Continuing operations	$(0.59)	$(0.12)

Discontinued operations	$(0.59)	$(0.04)

Total	$(1.18)	$(0.16)

Diluted loss per share:
Continuing operations	$(0.59)	$(0.12)

Discontinued operations	$(0.59)	$(0.04)

Total	$(1.18)	$(0.16)

Shares used in the computation of loss per share (Note 5):
Basic	14,970,502	14,970,502

Diluted	14,970,502	14,970,502

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

			Restricted Voting				Unearned	Additional		Total
	Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	Equity
BALANCE, September 30, 2005	39,024,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of restricted stock (unaudited)	9,217	—	—	—	—	—	—	23	—	23
Vesting of restricted stock (unaudited)	—	—	—	—	78,317	478	—	(478)	—	—
Adoption of SFAS 123R	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	418	—	418
Net loss (unaudited) (restated)	—	—	—	—	—	—	—	—	(2,395)	(2,395)

BALANCE, December 31, 2005 (unaudited) (restated)	39,033,426	$390	2,605,709	$26	(2,338,060)	$(12,544)	—	$429,776	$(403,743)	$13,905

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,608)	$(2,395)
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations	8,783	621
Bad debt expense	392	361
Deferred financing cost amortization	807	608
Depreciation and amortization	2,115	1,666
Impairment of long-lived assets	70	—
Gain on sale of property and equipment	(89)	(41)
Non-cash compensation expense	210	441
Non-cash interest charge for embedded conversion option	2,676	—
Equity in losses of investment	264	—
Deferred income tax expense	183	6
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	8,633	2,320
Inventories	(1,447)	(400)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,094)	1,862
Prepaid expenses and other current assets	(9,782)	(1,585)
Other non-current assets	(80)	(1,180)
Accounts payable and accrued expenses	(15,084)	(1,267)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,061	(163)
Other current liabilities	45	—
Other non-current liabilities	(244)	291

Net cash provided by (used in) continuing operations	(16,189)	1,145
Net cash provided by (used in) discontinued operations	7,085	(50)

Net cash provided by (used in) operating activities	(9,104)	1,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	56	65
Purchases of property and equipment	(893)	(823)
Changes in restricted cash	—	(9,494)

Net cash used in investing activities of continuing operations	(837)	(10,252)
Net cash provided by investing activities of discontinued operations	11,489	5,691

Net cash provided by (used in) investing activities	10,652	(4,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	10,000	—
Borrowings on Senior Convertible Notes	36,000	—
Repayments of debt	(35,698)	(4)
Proceeds from issuance of stock	40	—
Payments for debt issuance costs	(2,680)	—
Proceeds from exercise of stock options	233	—

Net cash provided by (used in) financing activities of continuing operations	7,895	(4)
Net cash used in financing activities of discontinued operations	(3)	—

Net cash provided by (used in) financing activities	7,892	(4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,440	(3,470)
CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349

CASH AND CASH EQUIVALENTS, end of period	$31,672	$24,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$1,119	$2,424
Income taxes	277	452
Assets acquired under capital leases	—	111
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
Going Concern
     Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in our Form 10-K as a result of our operating losses during fiscal 2005 and our non-compliance with certain debt covenants subsequent to September 30, 2005. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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

Three months
ended
December 31,
2004
Net loss, as reported	$(17,608)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	178

Pro forma net loss for SFAS No. 123	$(17,570)

Earnings (loss) per share:
Basic — as reported	$(1.18)
Basic — pro forma for SFAS No. 123	$(1.18)
Earnings (loss) per share:
Diluted — as reported	$(1.18)
Diluted — pro forma for SFAS No. 123	$(1.18)
2. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS
     During the financial statement reporting process for the year ended September 30, 2006, management determined that an error occurred, which warranted revision to the previously reported results for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. The error was the result of a reconciling difference between the inventory general ledger account and inventory sub-ledger at one of the Company’s subsidiaries. This error resulted in an overstatement of inventory, an understatement of vendor rebate receivable, an overstatement of selling, general and administrative expenses and an understatement of cost of services. The previous reported results have been revised for discontinued operations. In addition, during the financial statement reporting process for the restatement of these quarterly financial statements and subsequent to the filing of the Company’s Form 10-K for the year ended September 30, 2006, the Company determined there were items that required reclassification between continuing and discontinued operations related to the three months ended December 31, 2004 and 2005. Those adjustments have been reflected in these financial statements. There was no impact to the overall financial results of the Company. As a result, the Company has reclassified these adjustments out of continuing operations and into discontinued operations. The tables below show the effects of all revisions to reported results on the Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statement of Operations for the three months ended December 31, 2005 (in thousands). The restatement also impacted the Consolidated Statement of Stockholders’ Equity (Deficit) and the Consolidated Statement of Cash Flows.

	Three Months Ended December 31, 2005 (Unaudited)
		Inventory
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Revenues	$226,666	$—	$226,666
Cost of services	191,932	240	192,172

Gross profit	34,734	(240)	34,494
Selling, general and administrative expenses	29,761	(21)	29,740

Income (loss) from operations	4,973	(219)	4,754
Interest and other expense, net	5,829	—	5,829

Loss from continuing operations before income taxes	(856)	(219)	(1,075)
Provision for income taxes	699	—	699

Net loss from continuing operations	(1,555)	(219)	(1,774)

Discontinued operations:
Loss from discontinued operations	(910)	—	(910)
Benefit for income taxes	(289)	—	(289)

Net loss from discontinued operations	(621)	—	(621)

Net loss	$(2,176)	$(219)	$(2,395)

Basic loss per share:
Continuing operations	$(0.10)	$(0.01)	$(0.12)
Discontinued operations	$(0.04)	$—	$(0.04)

Total	$(0.15)	$(0.01)	$(0.16)

Diluted loss per share:
Continuing operations	$(0.10)	$(0.01)	$(0.12)
Discontinued operations	$(0.04)	$—	$(0.04)

Total	$(0.15)	$(0.01)	$(0.16)

	As of December 31, 2005 (Unaudited)
	Inventory
Consolidated Balance Sheet	As Reported	Adjustments	As Restated
Assets:
Cash and cash equivalents	$24,879	$—	$24,879
Restricted cash	19,090	—	19,090
Accounts receivable (net)	141,432	102	141,534
Retainage	31,487	—	31,487
Cost and estimated earnings in excess of billings on uncompleted contracts	15,837	—	15,837
Inventories	22,314	(342)	21,972
Prepaid expenses and other current assets	23,856	—	23,856
Assets held for sale — discontinued operations	55,548	—	55,548

Total current assets	334,443	(240)	334,203
Property and equipment, net	23,510	—	23,510
Goodwill	24,343	—	24,343
Other non-current assets, net	14,389	—	14,389

Total assets	$396,685	$(240)	$396,445

Liabilities:
Current maturities of long-term debt	$26	$—	$26
Accounts payable and accrued expenses	99,324	(21)	99,303
Billings in excess of cost and estimated earnings on uncompleted contracts	26,705	—	26,705
Liabilities held for sale — discontinued operations	18,268	—	18,268
Senior convertible notes, net	50,711	—	50,711
Senior subordinated notes, net	173,115	—	173,115

Total current liabilities	368,149	(21)	368,128
Long-term debt, net of current maturities	139	—	139
Other non-current liabilities	14,273	—	14,273

Total liabilities	382,561	(21)	382,540
Stockholders’ equity	14,124	(219)	13,905

Total liabilities and stockholders’ equity	$396,685	$(240)	$396,445

3. BUSINESS DIVESTITURES
     Costs Associated with Exit or Disposal Activities
     As a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries were included in our commercial and industrial segment. On March 28, 2006, the Company committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.
     Net working capital related to these subsidiaries was $25.7 million at December 31, 2005. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, the Company could experience additional losses of working capital. At December 31, 2005, the Company has recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
     The Company has included the results of operations related to these subsidiaries in discontinued operations for the three months ended December 31, 2005 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $59.7 million and $32.4 million for the three months ended December 31, 2004 and 2005, respectively. Operating losses for these subsidiaries were $2.4 million and $1.4 million for the three months ended December 31, 2004 and 2005, respectively.
Divestitures
     During October 2004, the Company announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.
     During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the three months ended December 31, 2005, the Company completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $7.7 million and a pre-tax net income of $0.5 million for the three months ended December 31, 2004 and 2005, respectively, and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations for the three months ended December 31, 2004 and 2005 was $0.9 million and $— million, respectively.
     Summarized financial data for discontinued operations are outlined below (in thousands):

	Three Months Ended
	December 31,
	2004	2005
Revenues	$117,856	$37,852
Gross profit	5,706	2,038
Pretax loss	$(10,160)	$(910)

	Balance as of
	September 30,	December 31,
	2005	2005
Accounts receivable, net	$64,622	$46,470
Inventory	1,455	986
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	7,645
Other current assets	341	241
Property and equipment, net	928	198
Other noncurrent assets	8	8

Total assets	$75,233	$55,548

Accounts payable and accrued liabilities	$21,384	$12,920
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	5,348

Total liabilities	$31,691	$18,268

Net assets	$43,542	$37,280

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
Impairment Associated with Discontinued Operations
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the fiscal first quarter ended December 31, 2004, the Company recorded an impairment charge of $0.7 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 6). There was no impairment charge for long-lived assets during the quarter ended December 31, 2005 related to discontinued operations.
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
     On January 3, 2006, the Company entered into a further amendment, effective December 30, 2005, to the Credit Facility. The amendment eliminated the Fixed Charge Coverage Ratio test for the period ended November 30, 2005 and provided that the test for the period ended December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ended September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the periods ended December 31, 2005 to January 26, 2006. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs and amortized over the life of the facility.
     As of January 26, 2006, the Company failed to meet the Fixed Charge Coverage Ratio for the period ended December 31, 2005, constituting an event of default under the Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as Collateral under the Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Facility and had full legal right to exercise its rights and remedies under the Credit Facility and related agreements.
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
     On February 24, 2004 and following shareholder approval, the Company sold $14 million in principal of its Series B 6.5% Senior Convertible Notes due 2014, pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Senior Convertible Notes issued by the Company in an initial private placement on November 24, 2004. The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities , (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, the Company was required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Senior Convertible Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million, and accordingly, the Company recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark to market gain or loss during the three months ended June 30, 2005. During the quarter ended September 30, 2005, there was a mark to market loss of $0.1 million recorded. There was no mark to market gain or loss during the three months ended December 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ended December 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, at March 31, 2005 the Company recorded a net discount of $0.8 million which is being amortized over the remaining term of the Senior Convertible Notes. The Company did not cause a registration statement to become effective on or before November 23, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% per annum.
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

5. EARNINGS PER SHARE
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the three months ended December 31, 2004 and 2005 (in thousands, except share data):

	Three Months Ended
	December 31,
	2004	2005
		(Restated)
Numerator:
Net loss	$(17,608)	$(2,395)

Denominator:
Weighted average shares outstanding—basic	14,970,502	14,970,502
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	14,970,502	14,970,502

Earnings (loss) per share:
Basic	$(1.18)	$(0.16)
Diluted	$(1.18)	$(0.16)

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
     Segment information for continuing operations for the three months ended December 31, 2004 and 2005 is as follows (in thousands):

	Three Months Ended
	December 31, 2004
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$132,273	$73,405	$—	$205,678
Cost of services	115,153	59,035	—	174,188

Gross profit	17,120	14,370	—	31,490
Selling, general and administrative	11,567	9,929	8,026	29,522

Income (loss) from operations	$5,553	$4,441	$(8,026)	$1,968

Other data:
Depreciation and amortization expense	$1,212	$264	$639	$2,115
Capital expenditures	293	221	379	893
Total assets	222,525	86,842	77,738	387,105

	Three Months Ended
	December 31, 2005
	(Restated)
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$136,394	$90,272	$—	$226,666
Cost of services	118,202	73,970	—	192,172

Gross profit	18,192	16,302	—	34,494
Selling, general and administrative	11,616	9,944	8,180	29,740

Income (loss) from operations	$6,576	$6,358	$(8,180)	$4,754

Other data:
Depreciation and amortization expense	$876	$276	$514	$1,666
Capital expenditures	368	296	159	823
Total assets	150,424	89,391	101,082	340,897
     The Company does not have operations or long-lived assets in countries outside of the United States.
     Total assets as of December 31, 2004 and 2005 exclude assets held for sale and from discontinued operations of $176,084 and $55,548, respectively.
     During fiscal 2006, we modified our methodology for allocating selling, general and administrative costs between operating segments. As a result, all periods presented have been reclassified to conform to current year presentation.

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
     During the three months ended December 31, 2004, the Company amortized $0.2 million to expense in connection with these awards. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), “Stock Based Payments” (SFAS 123(R) (See Note 2). During the three months ended December 31, 2005, the Company recognized $0.3 million in compensation expense related to these awards in accordance with the provisions of SFAS 123 (R).
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

10. SUBSEQUENT EVENTS
Amendments to Credit Facility
     On January 3, 2006, we entered into an amendment, effective as of December 30, 2005, to the Credit Facility. The amendment eliminates the Fixed Charge Coverage Ratio test for the period ended November 30, 2005 and provides that the test for the period ended December 31, 2005 will not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provides a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ended September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the period ended December 31, 2005 to January 26, 2006.
     As of January 26, 2006, the Company failed to meet the Fixed Charge Coverage Ratio for the period ended December 31, 2005, constituting an event of default under the Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as Collateral under the Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Facility and, absent a forbearance, had full legal right to exercise its rights and remedies under the Credit Facility and related agreements.
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
Going Concern
     Our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in our Form 10-K as a result of our operating losses during fiscal 2005 and our non-compliance with certain debt covenants subsequent to September 30, 2005.
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

     On January 3, 2006, we entered into an amendment, effective December 30, 2005, to the Credit Agreement with Bank of America, N.A. (“BofA”). The amendment eliminated the Fixed Charge Coverage Ratio test for the period ended November 30, 2005 and provided that the test for the period ended December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ended September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the period ended December 31, 2005 to January 26, 2006.
     As of January 26, 2006, we failed to meet the Fixed Charge Coverage Ratio for the period ended December 31, 2005, constituting an event of default under the Credit Agreement. Additionally, under the Credit Agreement, we were in default with respect to the pledge of ownership interest in EnerTech Capital Partners II L.P. (EnerTech) to BofA as Collateral. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Agreement and had full legal right to exercise its rights and remedies under the Credit Agreement and related agreements.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005
     The following table presents selected unaudited historical financial information for the three months ended December 31, 2004 and 2005.

	Three Months Ended
	December 31,
	2004	%	2005	%
			(Restated)	(Restated)
	(dollars in millions)
Revenues	$205.7	100%	$226.7	100%
Cost of services (including depreciation)	174.2	85%	192.2	85%

Gross profit	31.5	15%	34.5	15%
Selling, general & administrative expenses	29.5	14%	29.7	13%

Income from operations	2.0	1%	4.8	2%
Interest and other expense, net	9.1	4%	5.9	3%

Loss before income taxes	(7.1)	(3)%	(1.1)	(1)%
Provision for income taxes	1.7	1%	0.7	0%

Loss from continuing operations	(8.8)	(4)%	(1.8)	(1)%
Net loss from discontinued operations	(8.8)	(4)%	(0.6)	0%

Net loss	$(17.6)	(8)%	$(2.4)	(1)%

     REVENUES

	Percent of Total Revenues
	Three Months Ended
	December 31,
	2004	2005
Commercial and Industrial	64%	60%
Residential	36%	40%

Total Company	100%	100%

     Total revenues increased $21.0 million, or 10.2%, from $205.7 million for the three months ended December 31, 2004, to $226.7 million for the three months ended December 31, 2005. This increase in revenues is primarily the result of an increase in revenues of $4.1 million in commercial and industrial revenues and an increase of $16.9 million in residential revenues for the three months ended December 31, 2005.
     Commercial and industrial revenues increased $4.1 million, or 3.1%, from $132.3 million for the three months ended December 31, 2004, to $136.4 million for the three months ended December 31, 2005. The increase in revenues for the three months ended December 31, 2005 is primarily the result of overall growth in the segment as well as increased commodity prices.
     Residential revenues increased $16.9 million, or 23.0%, from $73.4 million for the three months ended December 31, 2004 to $90.3 million for the three months ended December 31, 2005, primarily as a result of increased demand for new single-family and multi-family housing.
GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Three Months Ended
	December 31,
	2004	2005
		(Restated)
Commercial and Industrial	12.9%	13.3%
Residential	19.6%	18.1%

Total Company	15.3%	15.2%

     Gross profit increased $3.0 million, or 9.5%, from $31.5 million for the three months ended December 31, 2004, to $34.5 million for the three months ended December 31, 2005. Gross profit margin as a percentage of revenues decreased slightly from 15.3% to 15.2% for the three months ended December 31, 2004 compared to three months ended December 31, 2005. The increase in gross profit dollars is a result of our focus on improving margins, completion of older lower margin projects and passing on increased material costs to our customers.
     Commercial and industrial gross profit increased $1.1 million, or 6.4%, from $17.1 million for the three months ended December 31, 2004 to $18.2 million for the three months ended December 31, 2005. Commercial and industrial gross profit margin as a percentage of revenues increased from 12.9% for the three months ended December 31, 2004, to 13.3% for the three months ended December 31, 2005. This increase in gross profit margin as a percentage of revenues was primarily the result of increased job profitability at specific subsidiaries.
     Residential gross profit increased $1.9 million, or 13.2%, from $14.4 million for the three months ended December 31, 2004, to $16.3 million for the three months ended December 31, 2005. Residential gross profit margin as a percentage of revenues decreased from 19.6% for the three months ended December 31, 2004, to 18.1% for the three months ended December 31, 2005. This decrease is due to the increase in costs of materials that have not fully been passed to customers.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased $0.2 million, or 0.7%, from $29.5 million for the three months ended December 31, 2004, to $29.7 million for the three months ended December 31, 2005. Selling, general and administrative expenses as a percentage of revenues decreased from 14.3% for the three months ended December 31, 2004 to 13.1% for the three months ended December 31, 2005. Employment expenses decreased $0.3 million due to a reduction in work force. Depreciation expense decreased $0.3 million as a result of the impairment and write down of assets according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” taken in fiscal year 2005. There were also reductions in travel and entertainment of $0.4 million and $0.5 million in insurance expense. These reductions were partially offset by additional costs incurred of $1.4 million for legal fees during the three months ended December 31, 2005 resulting from litigation.
INCOME FROM OPERATIONS
     Income from operations increased $2.8 million from $2.0 million for the three months ended December 31, 2004, to $4.8 million for the three months ended December 31, 2005. This increase in income from operations was attributed to increased demand for new single-family and mutli-family housing and non-bonded work during the three months ended December 31, 2005 over the same period in the prior year and the decrease in selling, general and administrative costs of $0.2 million during the three months ended December 31, 2005.

NET INTEREST AND OTHER EXPENSE
     Interest and other expense, net decreased from $9.1 million for the three months ended December 31, 2004, to $5.9 million for the three months ended December 31, 2005. This decrease in net interest and other expense was the result of $2.6 million in non-cash mark to market interest associated with the embedded conversion option within our Senior Convertible Notes issued November 2004, a $0.3 million equity loss in investments, and $0.8 million in interest expense related to the outstanding credit at the three months ended December 31, 2004 and no such events occurred in December 31, 2005. Also included in the change was an increase in interest expense of $0.6 million related to a full three months interest on the Senior Convertible Notes at December 31, 2005 versus 45 days at December 31, 2004. This is partially offset by $0.2 million in lower deferred financing charges and $0.1 million in interest income related to the bond premium not received in the three months ended December 31, 2004.
PROVISION FOR INCOME TAXES
     Our effective tax rate from continuing operations increased from a negative rate of 23.5% for the three months ended December 31, 2004 to a negative rate of 65.0% for the three months ended December 31, 2005. This increase is attributable to a decrease in pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
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
     Remaining net working capital related to these subsidiaries was $25.7 million at December 31, 2005. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional losses of working capital. At December 31, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
     We have included the results of operations related to these subsidiaries in discontinued operations for the three months ended December 31, 2005 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $59.7 million and $32.4 million for the three months ended December 31, 2004 and 2005, respectively. Operating losses for these subsidiaries were $2.4 million and $1.4 million for the three months ended December 31, 2004 and 2005, respectively.
Divestitures
     During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.
     During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the three months ended December 31, 2005, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $7.7 million and a pre-tax net income of $0.5 million for the three months ended December 31, 2004 and 2005, respectively, and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations for the three months ended December 31, 2004 and 2005 was $0.9 million and $— million, respectively.
     Summarized financial data for discontinued operations are outlined below (in thousands):

	Three Months Ended
	December 31,	December 31,
	2004	2005
Revenues	$117,856	$37,852
Gross profit	5,706	2,038
Pretax loss	$(10,160)	$(910)

	Balance as of
	September 30,	December 31,
	2005	2005
Accounts receivable, net	$64,622	$46,470
Inventory	1,455	986
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	7,645
Other current assets	341	241
Property and equipment, net	928	198
Other noncurrent assets	8	8

Total assets	$75,233	$55,548

Accounts payable and accrued liabilities	$21,384	$12,920
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	5,348

Total liabilities	31,691	18,268

Net assets	$43,542	$37,280

Goodwill Impairment Associated with Discontinued Operations
     During the first quarter ended December 31, 2004, we recorded a goodwill impairment charge of $6.2 million related to the identification of certain subsidiaries for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the preceding paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no goodwill impairment during the quarter ended December 31, 2005 related to discontinued operations.
Impairment Associated with Discontinued Operations
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the fiscal first quarter ended December 31, 2004, we recorded an impairment charge of $0.7 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our. There was no impairment charge for long-lived assets during the quarter ended December 31, 2005 related to discontinued operations.
WORKING CAPITAL

	September 30,	December 31,
	2005	2005
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$24,879
Restricted cash	9,596	19,090
Accounts receivable:
Trade, net of allowance of $2,925 and $1,645 respectively	141,824	141,534
Retainage	33,878	31,487
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	15,837

	September 30,	December 31,
	2005	2005
		(Restated)
Inventories	21,572	21,972
Prepaid expenses and other current assets	22,271	23,856
Assets held for sale associated with discontinued operations	75,233	55,548

Total current assets	$350,422	$334,203

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$223,852
Accounts payable and accrued expenses	100,570	99,303
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	26,705
Liabilities related to assets held for sale associated with discontinued operations	31,691	18,268

Total current liabilities	$382,986	$368,128

Working capital	$(32,564)	$(33,925)

     Total current assets decreased $16.2 million, or 4.6%, from $350.4 million as of September 30, 2005 to $334.2 million as of December 31, 2005. This is the result of a $19.7 million decrease in assets held for sale associated with discontinued operations due to the sale of one business unit during the three months ended December 31, 2005, $2.4 million decrease in retainage due to collections; partially offset by an increase in cash and restricted cash of $6.0 million resulting from the proceeds received from the assets sales and the focus on collections.
     As of December 31, 2005, the status of our costs in excess of billings versus our billings in excess of costs decreased over that at September 30, 2005; and days sales outstanding improved by 4 days from 70 days at September 30, 2005 to 66 days at December 31, 2005. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 86.6% at September 30, 2005 to 83.3% at December 31, 2005, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables not outstanding at December 31, 2005. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts.
     Total current liabilities decreased $14.9 million, or 3.9%, from $383.0 million as of September 30, 2005 to $368.1 million as of December 31, 2005. This decrease is primarily the result of $1.3 million decrease in accounts payable and accrued expenses due to the timing of payments made and reduced operating activity resulting from the seasonality of our business during the three months ended December 31, 2005 and a $13.4 million decrease related to the sale of one business unit during the three months ended December 31, 2005 pursuant to a divestiture plan previously disclosed.
     Working capital decreased $1.4 million, or 4.2%, due primarily to a net decrease of $6.3 million in the net assets held for sale associated with discontinued operations and a net decrease in accounts payable and accrued expenses of $1.3 million, offset by an increase to working capital related to an increase in net cash and cash equivalents and restricted cash of $6.0 million. See “Liquidity and Capital Resources” below for further information.
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
     During the three months ended December 31, 2005, we provided $1.1 million of net cash from operating activities. This net cash provided by operating activities comprised of a net loss of $2.4 million, decreased by $0.6 million in net loss discontinued operations, $0.1 million net operating cash flows from discontinued operations, $3.0 million of non-cash charges related primarily to $0.6 million of amortization of deferred financing costs and $1.7 million of other depreciation and amortization expense, and $0.4 million bad debt expense; offset by changes in working capital of $0.1 million. Working capital changes consisted of a $1.3 million reduction in accounts payable and accrued expenses, $1.6 million increase in prepaid expenses and other current assets and a $1.1 million increase in other non-current assets; offset by a $2.3 million decrease in accounts receivable due to the timing of and increased focus on collections and a $1.9 million decrease in costs in excess of billings. Net cash used in investing activities was $4.6 million related to the purchase of property and equipment of $0.8 million and additional cash collateral of $9.5 million held by BofA as security for our obligations under the credit facility, recorded as restricted cash on the balance sheet (see Note 4), in addition to net cash provided by investing activities of discontinued operations of $5.7 million.

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
          Since January 3, 2006, we have amended the Credit Facility three times to provided relief for the Fixed Charge Coverage Ratio test for November 2005 and to extend the deadline for the submission of the financial statements covering the period ended December 31, 2005. This final amendment extended the deadline for the submission of financial statements to January 26, 2006.
          On January 27, 2006, we disclosed we had not met the Fixed Charge Coverage Ratio test for the period ended December 31, 2005 and therefore are in default under the credit agreement. Additionally, we are in default with respect to the pledge of our ownership interest in EnerTech to BofA as collateral under the credit agreement.
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

     Senior Subordinated Notes
          We have outstanding two different issues of Senior Subordinated Notes with similar terms. The notes bear interest at 9 3/8 % and will mature on February 1, 2009. Interest is paid on the notes on February 1 and August 1 of each year. The notes are unsecured senior subordinated obligations and are subordinated to all other existing and future senior indebtedness. The notes are guaranteed on a senior subordinated basis by all our subsidiaries. Under the terms of the notes, we are required to comply with various affirmative and negative covenants including (1) restrictions on additional indebtedness, and (2) restrictions on liens, guarantees and dividends. At December 30, 2004 and 2005, we have $172.9 million principal amount in outstanding Senior Subordinated Notes.
          An interest payment on the Senior Subordinated Notes was due on February 1, 2006. The Company did not make this interest payment. Under the indenture for the Senior Subordinated Notes, this non-payment does not become an “Event of Default” until 30 days after the due date for such payment (See Note 4).
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
          On February 24, 2005 and following shareholder approval, we sold $14 million in principal amount of our Series B 6.5% Senior Convertible Notes due 2014, pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Senior Convertible Notes issued by us in an initial private placement on November 24, 2004. The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Senior Convertible Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark-to-market gain or loss during the three months ended June 30, 2005. At the end of September 30, 2005, there was a mark-to-market loss of $0.1 million recorded. There was no mark-to-market gain or loss during the three months ended December 30, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the six months ended March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we recorded at March 31, 2005 a net discount of $0.8 million, which is being amortized over the remaining term of the Senior Convertible Notes.

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

          Our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2006	2007	2008	2009	2010	Thereafter	Total
Debt obligations	$222,902	$15	$—	$—	$—	$—	$222,917
Operating lease obligations	$8,958	$6,538	$4,399	$2,865	$1,309	$814	$24,883
Deferred and contingent tax liabilities	$—	$13,532	$148	$368	$200	$22	$14,270
Capital lease obligations	$53	$38	$38	$3	$1	—	$133

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
          Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2006	2007	2008	2009		2010	Thereafter	Total
Standby letters of credit	$49,506	$—	$—	$—		$—	$—	$49,506
Other commercial commitments	$—	$—	$—	$650	(2)	$—	$—	$650

(2)	Balance of investment commitment in EnerTech. On October 3, 2005, we invested $450,000 in EnerTech reducing our remaining commitment to $650,000.
OUTLOOK
          As described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Update on Financial Restructuring”, our independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on our consolidated financial statements for the fiscal year ended September 30, 2005 included in our Form 10-K as a result of our operating losses during fiscal 2005, our non-compliance with certain debt covenants as of September 30, 2005 and our potential non-compliance with certain debt covenants subsequent to September 30, 2005. Each of the efforts that we are currently undertaking to address this uncertainty, including the Restructuring and implementation of our Successful Projects process is expected to have an impact on our liquidity and capital resources.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks include outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper products, steel products and fuel. As of December 31, 2005, there were no borrowings outstanding under our credit facility and outstanding borrowings under our senior convertible notes was $50.0 million. The senior convertible notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Notes that would settle in cash because shareholder approval of the notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark to market gain or loss during the three months ended June 30, 2005. During the quarter ended September 30, 2005 there was a mark to market loss of $0.1 million recorded. There was no mark to market gain or loss during the three months ended December 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective over the three months ended December 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we recorded at March 31, 2005 a net discount of $0.8 million which is being amortized over the remaining term of the Notes. Management does not use derivative financial instruments for trading purposes or to speculate on changes in interest rates or commodity prices. We did not cause a registration statement to become effective on or before November 23, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% per annum.
          As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations and their indicated fair market value at December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities—Debt:
Fixed Rate (senior subordinated notes)	$172,885	$—	$—	$—	$—	$—	$172,885
Fixed Interest Rate	9.375%	—	—	—	—	—	9.375%

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate (senior convertible notes)	$50,000	$—	$—	$—	$—	$—	$50,000
Fixed Interest Rate	6.5%	—	—	—	—	—	6.5%
Fair Value of Debt:
Fixed Rate (senior subordinated notes)							$102,867
Fixed Rate (senior convertible notes)							$49,229
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
          In addition, during the financial statement reporting process for the year ended September 30, 2006, the Company determined that a measurement error occurred, which warranted revision to the previously reported results for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. The error was the result of a breakdown in the operation of a designed control whereby a significant unexplained difference between the inventory sub-ledger and the general ledger was not adequately researched and resolved until after the financial statement close process. The error resulted in an overstatement of inventory, an understatement of vendor receivable, an overstatement of selling, general and administrative expenses and an understatement of cost of services.

          The discovery of this measurement error does not change Company management’s earlier conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. The Company believes it has taken appropriate steps to reduce the possibility of such a measurement error from occurring in the future. These steps include reconciling the sub-ledger to the general ledger monthly, calculating vendor receivables attributable to inventory sales monthly and increasing the degree of review over the reconciliation process.
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
          This material weakness resulted, at least in part, from high turnover in an already limited corporate finance and accounting staff and the significant demands placed on that accounting staff. While the accounting staff was increased significantly, many of the new staff members were not added until late in the year, with several being added subsequent to September 30, 2005 and having not been through even a month-end close prior to the year end close. Much of the learning required to complete the close was done while working on the year-end close. This led to time pressures in delivering support to our auditors and resulted in many post closing entries. We have also had several vacancies in Regional Controller positions during fiscal 2005. These vacancies were filled subsequent to September 30, 2005. Additionally, management believes the material weakness continues to exist as a result of the measurement error related to the accounting for the Company’s self-insurance reserves and inventory described in this item.
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
          In addition, to address the error detected in accounting for inventory, the Company has added increased review of its inventory reconciliation process including reconciling the sub-ledger to the general ledger monthly, calculating vendor receivables attributable to inventory sales monthly and increased the degree of review over the reconciliation process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities(1)

			(c) Total Number of	(d) Maximum Approximate
	(a) Total Number	(b) Average	Shares Purchased as Part	Dollar Value of Shares
	of Shares	Price Paid Per	of Publicly Announced	that May Yet Be
Period	Purchased	Share	Plans of Programs	Purchased Under the Plan
	(Amounts in thousands, except per share amounts)
October 1, 2005—October 31, 2005	—	$—	—	$8,353
November 1, 2005—November 30, 2005	—	—	—	8,353
December 1, 2005—December 31, 2005	—	—	—	8,353

Total	—	$—	—	$8,353

(1)	On November 10, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $13 million of the Company’s Common Stock. The share repurchase plan does not have an expiration date. The table does not include 19,341 shares withheld to satisfy tax withholding requirements relating to restricted stock issued pursuant to the 1999 Plan which vested on December 1, 2005. The average price of these shares was $0.58.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Credit Facility
          On January 3, 2006, we entered into an amendment, effective as of December 30, 2005, to the Credit Facility with Bank of America, N.A. (“BofA”). The amendment eliminates the Fixed Charge Coverage Ratio test for the period ended November 30, 2005 and provides that the test for the period ended December 31, 2005 will not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provides a limited waiver of any Event of Default that would otherwise exist with respect to the audited annual financial statements for the period ended September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the period ended December 31, 2005 to January 26, 2006.
          As of January 26, 2006, the Company failed to meet the Fixed Charge Coverage Ratio for the period ended December 31, 2005, constituting an event of default under the Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as Collateral under the Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Credit Facility and had full legal right to exercise its rights and remedies under the Credit Facility and related agreements.
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
          On February 24, 2004 and following shareholder approval, we sold $14 million in principal amount of our Series B 6.5% Senior Convertible Notes due 2014 pursuant to separate option exercises by the holders of the aforementioned $36 million aggregate principal amount of Senior Convertible Notes issued by the us in an initial private placement on November 24, 2004. The Senior Convertible Notes are a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives include a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments will be marked-to-market each reporting period. During the three months ended December 31, 2004, we were required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Notes had not yet been obtained. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark-to-market loss was recorded. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was no mark-to-market gain or loss during the three months ended June 30, 2005. During the quarter ended September 30, 2005, there was a mark to market loss of $0.1 million recorded. There was no mark-to-market gain or loss during the three months ended December 31, 2005. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ended December 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. At December 31, 2005, the fair value of the two remaining derivatives was $1.5 million. Additionally, we recorded at March 31, 2005 a net discount of $0.8 million which is being amortized over the remaining term of the Notes. We did not cause a registration statement to become effective on or before November 23, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% per annum.
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
ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer

32.1	Section 1350 Certification of Michael Caliel, Chief Executive Officer

32.2	Section 1350 Certification of Raymond Guba, Chief Financial Officer

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.

Date: May 29, 2007	By:	/S/ Raymond Guba Raymond Guba
Senior Vice President and
Chief Financial Officer

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer

32.1	Section 1350 Certification of Michael Caliel, Chief Executive Officer

32.2	Section 1350 Certification of Raymond Guba, Chief Financial Officer