Form 10-Q/A
period 2006-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2007-05-29
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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
Explanatory Note
     On May 10, 2006, Integrated Electrical Services, Inc, (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Quarterly Report”). On May 11, 2006, the Company filed Amendment No. 1 to its Original Quarterly Report, (“Amendment No. 1”) solely to correct the date of the quarter end in the certifications of the Chief Executive Officer and the Chief Financial Officer. On June 29, 2006, the Company filed Amendment No. 2 to its Original Quarterly Report to correct a misstatement of insurance expense for the three months and six months ended March 31, 2006 (“Amendment No. 2”). The Company is filing this Amendment No. 3 to its Amendment No. 2 Quarterly Report to correct a misstatement for inventory at one of the Company’s subsidiaries for the three months and six months ended March 31, 2006 (“Amendment No. 3”).
     The misstatement of inventory understated cost of services on the Consolidated Statement of Operations by $0.2 million for the six months ended March 31, 2006. On the Consolidated Statements of Operations, net loss from continuing operations and net loss increased by this amount for the six months ended March 31, 2006. Accounts receivable and inventory on the Consolidated Balance Sheet at March 31, 2006 were understated by $0.5 million and overstated by $0.6 million, respectively. There was no effect on net cash flows from operating, investing or financing activities. In addition, during the financial reporting process for the restatement of these quarterly financial statements and subsequent to the filing of the Company’s Form 10-K for the year ended September 30, 2006, the Company determined there were items that required reclassification between continuing and discontinued operations related to the three and six months ended March 31, 2005 and 2006. There was no impact to the overall financial results of the Company.
     The Items of this Amendment No. 3 to the Original Quarterly Report which are amended and restated are as follows: Item 1 — Financial Statements (including Note 2, Restatement of Quarterly Financial Statements, , Note 5, Earnings Per Share, and Note 6, Operating Segments, to the Consolidated Financial Statements), Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures. Further, this Form 10-Q/A Amendment No. 3 contains new Exhibits 31.1, 31.2, 32.1 and 32.2 dated the date of the filing of this Form 10-Q/A.
     The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in the Original Quarterly Report, Amendment No. 1 and Amendment No. 2. This Form 10-Q/A does not reflect events occurring after the filing of the Original Quarterly Report, nor modifies or updates those disclosures in any way other than as required to reflect the effects of the restatement.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 30,	March 31,
	2005	2006
	(Audited)	(Unaudited)
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$18,134
Restricted cash	9,596	20,060
Accounts receivable:
Trade, net of allowance of $2,925 and $1,699 respectively	141,824	139,364
Retainage	33,878	31,982
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	16,339
Inventories	21,572	22,476
Prepaid expenses and other current assets	22,271	24,353
Assets held for sale associated with discontinued operations	75,233	41,593

Total current assets	350,422	314,301
PROPERTY AND EQUIPMENT, net	24,266	21,641
GOODWILL	24,343	24,343
OTHER NON-CURRENT ASSETS	13,823	5,824

Total assets	$412,854	$366,109

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$25
Accounts payable and accrued expenses	100,570	103,745
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	22,658
Liabilities related to assets held for sale associated with discontinued operations	31,691	16,610
Senior convertible notes, net (subject to compromise)	50,691	50,000
Senior subordinated notes, net (subject to compromise)	173,134	172,885

Total current liabilities	382,986	365,923
LONG-TERM DEBT, net of current maturities	27	142
OTHER NON-CURRENT LIABILITIES	13,982	14,519

Total liabilities	396,995	380,584

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 and 39,042,426 shares issued, respectively	390	390
Restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	26
Treasury stock, at cost, 2,416,377 and 2,254,590 shares, respectively	(13,022)	(11,681)
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	429,059
Retained deficit	(401,348)	(432,269)

Total stockholders’ equity (deficit)	15,859	(14,475)

Total liabilities and stockholders’ equity (deficit)	$412,854	$366,109

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Six Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
Revenues	$421,113	$454,904
Cost of services	358,796	385,901

Gross profit	62,317	69,003
Selling, general and administrative expenses	60,743	60,264

Income from operations	1,574	8,739

Reorganization items (Note 1)	—	12,111
Other (income) expense:
Interest expense, net	13,285	13,467
Other expense, net	671	347

Interest and other expense, net	13,956	13,814

Loss from continuing operations before income taxes	(12,382)	(17,186)
Provision for income taxes	3,722	5,676

Net loss from continuing operations	(16,104)	(22,862)

Discontinued operations (Note 3)
Loss from discontinued operations (including gain on disposal of $236 and $465, respectively)	(17,477)	(13,025)
Benefit for income taxes	(2,747)	(4,966)

Net loss from discontinued operations	(14,730)	(8,059)

Net loss	$(30,834)	$(30,921)

Basic loss per share:
Continuing operations	$(1.08)	$(1.53)

Discontinued operations	$(0.98)	$(0.54)

Total	$(2.06)	$(2.07)

Diluted loss per share:
Continuing operations	$(1.08)	$(1.53)

Discontinued operations	$(0.98)	$(0.54)

Total	$(2.06)	$(2.07)

Shares used in the computation of loss per share (Note 5):
Basic	14,970,502	14,970,502

Diluted	14,970,502	14,970,502

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
Revenues	$215,435	$228,238
Cost of services	184,608	193,729

Gross profit	30,827	34,509
Selling, general and administrative expenses	31,221	30,524

Income (loss) from operations	(394)	3,985

Reorganization items (Note 1)	—	12,111
Other (income) expense:
Interest expense, net	4,441	7,585
Other expense, net	403	400

Interest and other expense, net	4,844	7,985

Loss from continuing operations before income taxes	(5,238)	(16,111)
Provision for income taxes	2,041	4,977

Net loss from continuing operations	(7,279)	(21,088)

Discontinued operations (Note 3)
Loss from discontinued operations (including gain on disposal of $338 and $11, respectively)	(7,317)	(12,115)
Benefit for income taxes	(1,370)	(4,677)

Net loss from discontinued operations	(5,947)	(7,438)

Net loss	$(13,226)	$(28,526)

Basic loss per share:
Continuing operations	$(0.49)	$(1.41)

Discontinued operations	$(0.40)	$(0.50)

Total	$(0.88)	$(1.91)

Diluted loss per share:
Continuing operations	$(0.49)	$(1.41)

Discontinued operations	$(0.40)	$(0.50)

Total	$(0.88)	$(1.91)

Shares used in the computation of loss per share (Note 5):
Basic	14,970,502	14,970,502

Diluted	14,970,502	14,970,502

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

			Restricted Voting				Unearned	Additional		Total
	Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
BALANCE, September 30, 2005	39,024,209	$390	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock (unaudited)	18,217	—	—	—	—	—	—	26	—	26
Vesting of restricted stock (unaudited)	—	—	—	—	161,787	1,341	—	(1,341)	—	—
Adoption of SFAS 123R (unaudited)	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	561	—	561
Net loss (unaudited) (restated)	—	—	—	—	—	—	—	—	(30,921)	(30,921)

BALANCE, March 31, 2006 (unaudited) (restated)	39,042,426	$390	2,605,709	$26	2,254,590	$(11,681)	$—	$429,059	$(432,269)	$(14,475)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,834)	$(30,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	14,730	8,059
Bad debt expense	799	511
Deferred financing cost amortization	1,691	5,173
Depreciation and amortization	4,856	3,485
Impairment of long-lived assets	70	304
Loss on sale of property and equipment	(2)	106
Non-cash compensation expense	623	587
Non-cash interest charge for embedded conversion option	734	—
Reorganization items	—	3,960
Equity in losses of investment	571	—
Deferred income tax expense	680	551
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	6,598	3,845
Inventories	(2,346)	(904)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,834)	1,360
Prepaid expenses and other current assets	(9,344)	(2,082)
Other non-current assets	(472)	(225)
Accounts payable and accrued expenses	(3,062)	8,623
Billings in excess of costs and estimated earnings on uncompleted contracts	508	(4,210)
Other current liabilities	(300)	—
Other non-current liabilities	(68)	539

Net cash used in continuing operations	(16,402)	(1,239)
Net cash provided by discontinued operations	13,297	4,825

Net cash provided by (used in) operating activities	(3,105)	3,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	169	221
Investments in securities	(400)	(450)
Purchases of property and equipment	(1,658)	(1,380)
Changes in restricted cash	—	(10,464)

Net cash used in investing activities of continuing operations	(1,889)	(12,073)
Net cash provided by investing activities of discontinued operations	23,692	5,675

Net cash provided by (used in) investing activities	21,803	(6,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	9,772	21
Borrowings on Senior Convertible Notes	50,151	—
Repayments of debt	(65,589)	(21)
Issuance of common stock	40	—
Payments for debt issuance costs	(3,876)	(1,409)
Payments for debt restructure costs	—	(5,994)
Proceeds from issuance of stock under employee stock purchase plan	254	—
Proceeds from exercise of stock options	625	—

Net cash used in financing activities of continuing operations	(8,623)	(7,403)
Net cash provided by (used in) financing activities of discontinued operations	77	—

Net cash used in financing activities	(8,546)	(7,403)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,152	(10,215)
CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349

CASH AND CASH EQUIVALENTS, end of period	$32,384	$18,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$9,811	$2,953
Income taxes	644	966
Assets acquired under capital lease	—	111
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,226)	$(28,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	5,947	7,438
Bad debt expense	407	150
Deferred financing cost amortization	884	4,565
Depreciation and amortization	2,741	1,817
Impairment of long-lived assets	—	304
Loss on sale of property and equipment	87	147
Non-cash compensation expense	413	147
Non-cash interest charge for embedded conversion option	(1,942)	—
Reorganization items	—	3,960
Equity in losses of investment	307	—
Deferred income tax expense	497	545
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	(2,035)	1,525
Inventories	(899)	(504)
Costs and estimated earnings in excess of billings on uncompleted contracts	(740)	(502)
Prepaid expenses and other current assets	438	(497)
Other non-current assets	(392)	955
Accounts payable and accrued expenses	12,022	9,823
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,553)	(4,045)
Other current liabilities	(345)	51
Other non-current liabilities	176	(204)

Net cash provided by (used in) continuing operations	(213)	(2,851)
Net cash provided by discontinued operations	6,212	4,875

Net cash provided by operating activities	5,999	2,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	113	156
Investments in securities	(400)	—
Purchases of property and equipment	(765)	(559)
Changes in restricted cash	—	(970)

Net cash used in investing activities of continuing operations	(1,052)	(1,373)
Net cash provided by (used in) investing activities of discontinued operations	12,203	(14)

Net cash provided by (used in) investing activities	11,151	(1,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	(228)	21
Borrowings on Senior Convertible Notes	14,151	—
Repayments of debt	(29,891)	—
Payments for debt issuance costs	(1,196)	(1,409)
Payments for debt restructure costs	—	(5,994)
Proceeds from issuance of stock under employee stock purchase plan	254	—
Proceeds from exercise of stock options	392	—

Net cash used in financing activities of continuing operations	(16,518)	(7,382)
Net cash provided by financing activities of discontinued operations	80	—

Net cash used in financing activities	(16,438)	(7,382)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	712	(6,745)
CASH AND CASH EQUIVALENTS, beginning of period	31,672	24,879

CASH AND CASH EQUIVALENTS, end of period	$32,384	$18,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$8,692	$529
Income taxes	367	514
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
Going Concern
     The Company’s independent registered public accounting firm, Ernst & Young LLP, included a going concern modification in its audit opinion on the consolidated financial statements for the fiscal year ended September 30, 2005 included on Form 10-K as a result of its operating losses during fiscal 2005 and the non-compliance with certain debt covenants subsequent to September 30, 2005. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. As described above under “Update on Financial Restructuring”, the Company has made substantial progress on completing its financial restructuring and de-leveraging of the balance sheet. The Company expects to emerge from bankruptcy in mid May with adequate exit financing in place.
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

	Three months	Six months
	ended	ended
	March 31,	March 31,
	2005	2005
Net loss, as reported	$(13,226)	$(30,834)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	413	629
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	660	838

Pro forma net loss for SFAS No. 123	$(13,473)	$(31,043)

Earnings (loss) per share:
Basic – as reported	$(0.88)	$(2.06)
Basic – pro forma for SFAS No. 123	$(0.90)	$(2.07)
Earnings (loss) per share:
Diluted – as reported	$(0.88)	$(2.06)
Diluted – pro forma for SFAS No. 123	$(0.90)	$(2.07)
2. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS
     During the financial statement reporting process for the year ended September 30, 2006, management determined that an error occurred, which warranted revision to the previously reported results for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. The error was the result of a reconciling difference between the inventory general ledger account and inventory sub-ledger at one of the Company’s subsidiaries. This error resulted in an overstatement of inventory, an understatement of vendor rebate receivable, an overstatement of selling, general and administrative expenses and an understatement of cost of services. The previous reported results have been revised for discontinued operations. In addition, during the financial statement reporting process for the restatement of these quarterly financial statements and subsequent to the filing of the Company’s Form 10-K for the year ended September 30, 2006, the Company determined there were items that required reclassification between continuing and discontinued operations related to the three and six months ended March 31, 2005 and 2006. Those adjustments have been reflected in these financial statements. There was no impact to the overall financial results of the Company. As a result, the Company has reclassified these adjustments out of continuing operations and into discontinued operations. The tables below show the effects of all revisions to reported results on the Consolidated Balance Sheet as of March 31, 2006 and the Consolidated Statements of Operations for the three and six months ended March 31, 2006 (in thousands). The restatement also impacted the Consolidated Statement of Stockholders' Equity (Deficit) and the Consolidated Statements of Cash Flows.

	Three Months Ended March 31, 2006 (Unaudited)
		Inventory
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Revenues	$228,238	$—	$228,238
Cost of services	193,799	(70)	193,729

Gross profit	34,439	70	34,509
Selling, general and administrative expenses	30,518	6	30,524

Income from operations	3,921	64	3,985
Reorganization items	12,111	—	12,111
Interest and other expense, net	7,985	—	7,985

Loss from continuing operations before income taxes	(16,175)	64	(16,111)
Provision for income taxes	4,977	—	4,977

Net loss from continuing operations	(21,152)	64	(21,088)
Discontinued operations:
Loss from discontinued operations	(12,115)	—	(12,115)
Benefit for income taxes	(4,677)	—	(4,677)

Net loss from discontinued operations	(7,438)	—	(7,438)

Net loss	$(28,590)	$64	$(28,526)

Basic earnings (loss) per share:
Continuing operations	$(1.41)	$—	$(1.41)
Discontinued operations	$(0.50)	$—	$(0.50)

Total	$(1.91)	$—	$(1.91)

Diluted earnings (loss) per share:
Continuing operations	$(1.41)	$—	$(1.41)
Discontinued operations	$(0.50)	$—	$(0.50)

Total	$(1.91)	$—	$(1.91)

	Six Months Ended March 31, 2006 (Unaudited)
		Inventory
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
Revenues	$454,904	$—	$454,904
Cost of services	385,731	170	385,901

Gross profit	69,173	(170)	69,003
Selling, general and administrative expenses	60,279	(15)	60,264

Income (loss) from operations	8,894	(155)	8,739
Reorganization items	12,111	—	12,111
Interest and other expense, net	13,814	—	13,814

Loss from continuing operations before income taxes	(17,031)	(155)	(17,186)
Provision for income taxes	5,676	—	5,676

Net loss from continuing operations	(22,707)	(155)	(22,862)
Discontinued operations:
Loss from discontinued operations	(13,025)	—	(13,025)
Provision for income taxes	(4,966)	—	(4,966)

Net loss from discontinued operations	(8,059)	—	(8,059)

Net loss	$(30,766)	$(155)	$(30,921)

Basic earnings (loss) per share:
Continuing operations	$(1.52)	$(0.01)	$(1.53)
Discontinued operations	$(0.54)	$—	$(0.54)

Total	$(2.06)	$(0.01)	$(2.07)

Diluted earnings (loss) per share:
Continuing operations	$(1.52)	$(0.01)	$(1.53)
Discontinued operations	$(0.54)	$—	$(0.54)

Total	$(2.06)	$(0.01)	$(2.07)

	As of March 31, 2006 (Unaudited)
		Inventory
Consolidated Balance Sheet	As Reported	Adjustments	As Restated
Assets:
Cash and cash equivalents	$18,134	$—	$18,134
Restricted cash	20,060	—	20,060
Accounts receivable (net)	138,890	474	139,364
Retainage	31,982	—	31,982
Cost and estimated earnings in excess of billings on uncompleted contracts	16,339	—	16,339
Inventories	23,120	(644)	22,476
Prepaid expenses and other current assets	24,353	—	24,353
Assets held for sale – discontinued operations	41,593	—	41,593

Total current assets	314,471	(170)	314,301
Property and equipment, net	21,641	—	21,641
Goodwill	24,343	—	24,343
Other non-current assets, net	5,824	—	5,824

Total assets	$366,279	$(170)	$366,109

Liabilities:
Current maturities of long-term debt	$25	$—	$25
Accounts payable and accrued expenses.	103,760	(15)	103,745
Billings in excess of cost and estimated earnings on uncompleted contracts	22,658	—	22,658
Liabilities held for sale – discontinued operations	16,610	—	16,610
Senior convertible notes, net	50,000	—	50,000
Senior subordinated notes, net	172,885	—	172,885

Total current liabilities	365,938	(15)	365,923
Long-term debt, net of current maturities	142	—	142
Other non-current liabilities	14,519	—	14,519

Total liabilities	380,599	(15)	380,584

Stockholders’ deficit	(14,320)	(155)	(14,475)

Total liabilities and stockholders’ deficit	$366,279	$(170)	$366,109

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
     Net working capital related to these subsidiaries was $16.3 million at March 31, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional losses of working capital. At March 31, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
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
     We have included the results of operations related to these subsidiaries in discontinued operations for the three and six months ended March 30, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $17.0 million and $49.4 million for the three and six months ended March 31, 2006 and $53.5 million and $113.2 million for the three and six months ended March 31, 2005. Operating losses for these subsidiaries was $12.1 million and $13.5 million for the three and six months ended March 31, 2006 and $4.6 million and $7.1 million for the three and six months ended March 31, 2005.
Divestitures
     During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.
     During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the six months ended March 31, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net income of $0.0 million and $0.5 million for the three and six months ended March 31, 2006 and a pre-tax net loss of $2.8 million and $10.5 million for the three and six months ended March 31, 2005 and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations was $0.0 million and $0.1 million for the three and six months ended March 31, 2006, and $0.7 million and $1.6 million for the three and six month ended March 31, 2005, respectively.
     Summarized financial data for discontinued operations are outlined below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Revenues	$96,556	$16,964	$214,412	$54,816
Gross profit	4,140	(6,694)	9,846	(4,656)
Pretax loss	(7,317)	(12,115)	(17,477)	(13,025)

	Balance as of
	September 30,	March 31,
	2005	2006
Accounts receivable, net	$64,622	$34,696
Inventory	1,455	459
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	6,108

	Balance as of
	September 30,	March 31,
	2005	2006
Other current assets	341	178
Property and equipment, net	928	144
Other noncurrent assets	8	8

Total assets	$75,233	$41,593

Accounts payable and accrued liabilities	$21,384	$12,870
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	3,740

Total liabilities	$31,691	$16,610

Net assets	$43,542	$24,983

Goodwill Impairment Associated with Discontinued Operations
     During the three and six months ended March 31, 2005, the Company recorded a goodwill impairment charge of $4.7 million and $10.3 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter ended March 31, 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no goodwill impairment during the three and six months ended March 31, 2006 related to discontinued operations.
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
     On January 3, 2006, the Company entered into a further amendment, effective December 30, 2005, to the Pre-Petition Credit Facility. The amendment eliminated the fixed charge coverage test for the period ended November 30, 2005 and provided that the test for the period ended December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any event of default that would otherwise exist with respect to the audited annual financial statements for the period ended September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the periods ended December 31, 2005 to January 26, 2006. These amendments required the payments of fees upon their execution. These fees were capitalized as deferred financing costs to be amortized over the life of the facility.
     As of January 26, 2006, the Company failed to meet the fixed charge coverage test for the period ended December 31, 2005, constituting an event of default under the Pre-Petition Credit Facility. Additionally, the Company was in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as collateral under the Pre-Petition Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Pre-Petition Credit Facility and had full legal right to exercise its rights and remedies under the Pre-Petition Credit Facility and related agreements.
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
     During the three months ended December 31, 2004, the Company was required to also value the portion of the Senior Convertible Notes that would settle in cash because of shareholder approval of the Senior Convertible Notes had not yet been obtained. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ended December 31, 2004: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of this derivative at December 31, 2004 was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmation shareholder vote was $2.0 million and accordingly, the Company recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005 for a net mark to market loss of $0.6 million during the six months ended March 31, 2005. There have been no mark to market gain or losses during the six months ended March 31, 2006. For the periods ended March 31, 2005 and March 31, 2006, the fair value of the two remaining derivatives was $1.6 million and $1.5 million respectively. Additionally, at March 31, 2005 the Company recorded a net discount of $0.8 million, which was being amortized over the remaining term of the Senior Convertible Notes.

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

5. EARNINGS PER SHARE
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the six and three months ended March 31, 2005 and 2006 (in thousands, except share data):

	Six Months Ended
	March 31,
	2005	2006
		(Restated)
Numerator:
Net loss	$(30,834)	$(30,921)

Denominator:
Weighted average shares outstanding—basic	14,970,502	14,970,502
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	14,970,502	14,970,502

Earnings (loss) per share:
Basic	$(2.06)	$(2.07)
Diluted	$(2.06)	$(2.07)

	Three Months Ended
	March 31,
	2005	2006
		(Restated)
Numerator:
Net loss	$(13,226)	$(28,526)

Denominator:
Weighted average shares outstanding—basic	14,970,502	14,970,502
Effect of dilutive stock options	—	—

Weighted average shares outstanding—diluted	14,970,502	14,970,502

Earnings (loss) per share:
Basic	$(0.88)	$(1.91)
Diluted	$(0.88)	$(1.91)
     Stock options of 3.0 million and 2.1 million for the six months ended March 31, 2005 and 2006, and stock options of 3.5 million and 2.1 million for the three months ended March 31, 2005 and 2006 representing common stock shares, respectively, were excluded from the computation of diluted earnings (loss) per share because the options exercise prices were greater than the average market price of the Company’s common stock.
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
     Segment information for continuing operations for the six and three months ended March 31, 2005 and 2006 is as follows (in thousands):

	Six Months Ended
	March 31, 2005
	Commercial and
	Industrial	Residential	Corporate	Total
Revenues	$279,911	$141,202	$—	$421,113
Cost of services	247,028	111,768	—	358,796

Gross profit	32,883	29,434	—	62,317
Selling, general and administrative	25,493	19,685	15,565	60,743

Income (loss) from operations	$7,390	$9,749	$(15,565)	$1,574

Other data:
Depreciation and amortization expense	$3,073	$524	$1,259	$4,856
Capital expenditures	560	573	525	1,658
Total assets	208,545	92,531	88,237	389,313

	Six Months Ended
	March 31, 2006 (Restated)
	Commercial and
	Industrial	Residential	Corporate	Total
Revenues	$272,038	$182,866	$—	$454,904
Cost of services	236,918	148,983	—	385,901

Gross profit	35,120	33,883	—	69,003
Selling, general and administrative	23,878	20,783	15,603	60,264

Income (loss) from operations	$11,242	$13,100	$(15,603)	$8,739

Other data:
Depreciation and amortization expense	$1,720	$557	$1,208	$3,485
Capital expenditures	688	361	331	1,380
Total assets	148,081	92,980	83,455	324,516

	Three Months Ended
	March 31, 2005
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$147,638	$67,797	$—	$215,435
Cost of services	131,874	52,734	—	184,608

Gross profit	15,764	15,063	—	30,827
Selling, general and administrative	13,944	9,738	7,539	31,221

Income (loss) from operations	$1,820	$5,325	$(7,539)	$(394)

Other data:
Depreciation and amortization expense	$1,861	$260	$620	$2,741
Capital expenditures	267	352	146	765
Total assets	208,545	92,531	88,237	389,313

	Three Months Ended
	March 31, 2006 (Restated)
	Commercial
	and Industrial	Residential	Corporate	Total
Revenues	$135,643	$92,595	$—	$228,238
Cost of services	118,716	75,013	—	193,729

Gross profit	16,927	17,582	—	34,509
Selling, general and administrative	12,262	10,839	7,423	30,524

Income (loss) from operations	$4,665	$6,743	$(7,423)	$3,985

Other data:
Depreciation and amortization expense	$842	$281	$694	$1,817
Capital expenditures	262	65	232	559
Total assets	148,081	92,980	83,455	324,516
     The Company does not have operations or long-lived assets in countries outside of the United States.
     Total assets as of March 31, 2005 and 2006 exclude assets held for sale and from discontinued operations of $143,153 and $41,593, respectively.

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
     We then failed to meet the fixed charge coverage test for the period ended December 31, 2005, constituting a default under the Pre-Petition Credit Facility. In addition, we were in default, under the Pre-Petition Credit Facility, with respect to the pledge of ownership interest in EnerTech Capital Partners II L.P. (“EnerTech”) to BofA as collateral. Due to the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Pre-Petition Credit Facility and had full legal right to exercise its rights and remedies under the Pre-Petition Credit Facility and related agreements.
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
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006
     The following table presents selected unaudited historical financial information for the six months ended March 31, 2005 and 2006.

		Six Months Ended
	March 31,
	2005	%	2006	%
			(Restated)	(Restated)
		(dollars in millions)
Revenues	$421.1	100%	$454.9	100%
Cost of services (including depreciation)	358.8	85%	385.9	85%

Gross profit	62.3	15%	69.0	15%
Selling, general & administrative expenses	60.7	14%	60.3	13%

Income from operations	1.6	1%	8.7	2%
Reorganization items	—	0%	12.1	3%
Interest and other expense, net	14.0	4%	13.8	3%

Loss before income taxes	(12.4)	(3)%	(17.2)	(4)%
Provision for income taxes	3.7	1%	5.7	1%

Loss from continuing operations	(16.1)	(4)%	(22.9)	(5)%
Net loss from discontinued operations	(14.7)	(3)%	(8.0)	(2)%

Net loss	$(30.8)	(7)%	$(30.9)	(7)%

REVENUES

	Percent of Total Revenues
	Six Months Ended
	March 31,
	2005	2006
Commercial and Industrial	66%	60%
Residential	34%	40%

Total Company	100%	100%

     Total revenues increased $33.8 million, or 8.0%, from $421.1 million for the six months ended March 31, 2005, to $454.9 million for the six months ended March 31, 2006. This increase in revenues is primarily the result of an increase of $41.7 million in residential revenues offset by a decrease in revenues of $7.9 million in commercial and industrial revenues for the six months ended March 31, 2006.
     Commercial and industrial revenues decreased $7.9 million, or 2.8%, from $279.9 million for the six months ended March 31, 2005, to $272.0 million for the six months ended March 31, 2006. The decrease in revenues for the six months ended March 31, 2006 is primarily the result of lack of bonding, more selective bidding, and the impact of the bankruptcy on new business development.
     Residential revenues increased $41.7 million, or 29.5%, from $141.2 million for the six months ended March 31, 2005 to $182.9 million for the six months ended March 31, 2006, primarily as a result of continuing increased demand for new single-family and multi-family housing in the markets we serve.
GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Six Months Ended
	March 31,
	2005	2006
		(Restated)
Commercial and Industrial	11.7%	12.9%
Residential	20.8%	18.5%

Total Company	14.8%	15.2%

     Gross profit increased $6.7 million, or 10.8%, from $62.3 million for the six months ended March 31, 2005, to $69.0 million for the six months ended March 31, 2006. Gross profit margin as a percentage of revenues increased from 14.8% to 15.2% for the six months ended March 31, 2005 compared to six months ended March 31, 2006. The increase in gross margin from the six months ended March 31, 2005 compared to the six months ended March 31, 2006 is attributable to a shift in our revenue mix to include more residential revenue, which has a higher gross margin, and improved profitability in our commercial and industrial segments.
     Commercial and industrial gross profit increased $2.2 million, or 6.7%, from $32.9 million for the six months ended March 31, 2005 to $35.1 million for the six months ended March 31, 2006. Commercial and industrial gross profit margin as a percentage of revenues increased from 11.7% for the six months ended March 31, 2005, to 12.9% for the six months ended March 31, 2006. The increase in gross profit was primarily the result of increased job profitability at specific subsidiaries and improvement in gross profit for commercial and industrial as we complete older less profitable work.
     Residential gross profit increased $4.5 million, or 15.3%, from $29.4 million for the six months ended March 31, 2005, to $33.9 million for the six months ended March 31, 2006 due to higher sales volume. Residential gross profit margin as a percentage of revenues decreased from 20.8% for the six months ended March 31, 2005, to 18.5% for the six months ended March 31, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased $0.4 million, or 0.7%, from $60.7 million for the six months ended March 31, 2005, to $60.3 million for the six months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues decreased from 14.4% for the six months ended March 31, 2005 to 13.3% for the six months ended March 31, 2006. There were reductions in occupancy expense of $0.6 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations, net of early lease terminations of $0.5 which occurred in the second quarter of 2006. Depreciation expense decreased $0.3 million as a result of the impairment and write down of assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” taken in fiscal year 2005 and a reduction of $0.3 million in insurance expense. These reductions were partially offset by additional costs incurred of $1.4 million for legal fees during the six months ended March 31, 2006 resulting from litigation. An additional $0.4 million in professional fees was incurred during the first quarter of fiscal 2006 related to our debt restructuring efforts.

INCOME FROM OPERATIONS
     Income from operations increased $7.1 million from $1.6 million for the six months ended March 31, 2005, to $8.7 million for the six months ended March 31, 2006. This increase in income from operations was attributed to increased earnings from new single family and multi-family housing during the six months ended March 31, 2006 over the same period in the prior year. Also contributing to the improvement in income from operations is the decrease in selling, general and administrative costs of $0.4 million during the six months ended March 31, 2006.
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
NET INTEREST AND OTHER EXPENSE
     Interest and other expense, net decreased from $14.0 million for the six months ended March 31, 2005, to $13.8 million for the six months ended March 31, 2006. The decrease in net interest and other expense was the result of having only 45 days of interest accrued for the Senior Subordinated Notes in the second quarter of 2006 up to the date of filing Chapter 11 (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Senior Convertible Notes”) versus interest accrued for the full six months ended March 31, 2005, which resulted in a $2.0 million decrease in interest expense for the six months ended March 31, 2006. There was also a $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our Senior Convertible notes issued in November 2004, no such event occurred for the six months ended March 31, 2006. In addition, there was $0.3 million in interest income related to the cash collateral held by our surety, not in the six months ended March 31, 2005. This was partially offset by deferred financing costs of $3.8 million associated with the Pre-Petition Credit Facility written off in the second quarter 2006 as a result of entering the DIP Credit Facility.
PROVISION FOR INCOME TAXES
     Our effective tax rate from continuing operations increased from a negative rate of 30.1% for the six months ended March 31, 2005 to a negative rate of 33.0% for the six months ended March 31, 2006. This increase is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
     The following table presents selected unaudited historical financial information for the three months ended March 31, 2005 and 2006.

		Three Months Ended
	March 31,
	2005	%	2006	%
			(Restated)	(Restated)
		(dollars in millions)
Revenues	$215.4	100%	$228.2	100%
Cost of services (including depreciation)	184.6	86%	193.7	85%

Gross profit	30.8	14%	34.5	15%
Selling, general & administrative expenses	31.2	14%	30.5	13%

Income (loss) from operations	(0.4)	0%	4.0	2%
Reorganization items	—	0%	12.1	5%
Interest and other expense, net	4.8	2%	8.0	4%

Loss before income taxes	(5.2)	(2)%	(16.1)	(7)%
Provision for income taxes	2.1	1%	5.0	2%

Loss from continuing operations	(7.3)	(3)%	(21.1)	(9)%
Net loss from discontinued operations	(5.9)	(3)%	(7.4)	(3)%

Net loss	$(13.2)	(6)%	$(28.5)	(12)%

REVENUES

	Percent of Total Revenues
	Three Months Ended
	March 31,
	2005	2006
Commercial and Industrial	69%	59%
Residential	31%	41%

Total Company	100%	100%

     Total revenues increased $12.8 million, or 5.9%, from $215.4 million for the three months ended March 31, 2005, to $228.2 million for the three months ended March 31, 2006. This increase in revenues is primarily the result of an increase of $24.8 million in residential revenues offset by a decrease in revenues of $12.0 million in commercial and industrial revenues for the three months ended March 31, 2006.
     Commercial and industrial revenues decreased $12.0 million, or 8.1%, from $147.6 million for the three months ended March 31, 2005, to $135.6 million for the three months ended March 31, 2006. The decrease in revenues for the three months ended March 31, 2006 is primarily the result of lack of bonding, more selective bidding and the impact on new business development due to the bankruptcy.
     Residential revenues increased $24.8 million, or 36.6%, from $67.8 million for the three months ended March 31, 2005 to $92.6 million for the three months ended March 31, 2006, primarily as a result of continuing increased demand for new single-family and multi-family housing in the markets we serve.
GROSS PROFIT

	Segment Gross Profit Margins
	As a Percent of Segment Revenues
	Three Months Ended
	March 31,
	2005	2006
		(Restated)
Commercial and Industrial	10.7%	12.5%
Residential	22.2%	19.0%

Total Company	14.3%	15.1%

     Gross profit increased $3.7 million, or 12.0%, from $30.8 million for the three months ended March 31, 2005, to $34.5 million for the three months ended March 31, 2006. Gross profit margin as a percentage of revenues increased from 14.3% to 15.1% for the three months ended March 31, 2005 compared to three months ended March 31, 2006. The increase in gross profit dollars from the three months ended March 31, 2005 compared to the three months ended March 31, 2006 was primarily due to increased gross profit margins on higher revenue in our residential segment.
     Commercial and industrial gross profit increased $1.1 million, or 7.0%, from $15.8 million for the three months ended March 31, 2005 to $16.9 million for the three months ended March 31, 2006. Commercial and industrial gross profit margin as a percentage of revenues increased from 10.7% for the three months ended March 31, 2005, to 12.5% for the three months ended March 31, 2006. The increase in gross profit was primarily the result of increased job profitability at specific subsidiaries and improvement in gross profit for commercial and industrial as we complete older less profitable work.
     Residential gross profit increased $2.5 million, or 16.6%, from $15.1 million for the three months ended March 31, 2005, to $17.6 million for the three months ended March 31, 2006 driven by continued strong demand for single family housing. Residential gross profit margin as a percentage of revenues decreased from 22.2% for the three months ended March 31, 2005, to 19.0% for the three months ended March 31, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased $0.7 million, or 2.2%, from $31.2 million for the three months ended March 31, 2005, to $30.5 million for the three months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues decreased from 14.5% for the three months ended March 31, 2005 to 13.4% for the three months ended

March 31, 2006. Occupancy expense decreased $0.8 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations, net of early lease terminations expense of $0.5 which occurred in the second quarter of 2006, and a reduction of $0.3 million in depreciation expense. These reductions were partially offset by additional costs incurred of $0.3 million for travel and $0.1 million in legal fees.
INCOME (LOSS) FROM OPERATIONS
     Income from operations increased $4.4 million from an operating loss of $0.4 million for the three months ended March 31, 2005, to operating income of $4.0 million for the three months ended March 31, 2006. This increase in income from operations was attributed to the increased earnings from new single family and multi-family housing during the three months ended March 31, 2006 over the same period in the prior year. Also contributing to the improvement in income from operations is the decrease in selling, general and administrative costs of $0.7 million during the three months ended March 31, 2006.
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
NET INTEREST AND OTHER EXPENSE
     Interest and other expense, net increased from $4.8 million for the three months ended March 31, 2005, to $8.0 million for the three months ended March 31, 2006. This increase was primarily a result of deferred financing costs of $3.8 million associated with the Pre-Petition Credit Facility written off in the second quarter 2006 as a result of entering the DIP Credit Facility. This was partially offset by having only 45 days of interest accrued for the Senior Subordinated Notes in the second quarter of 2006 up to the date of filing Chapter 11 (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Senior Convertible Notes”) versus interest accrued for the full three months ended March 31, 2005, which resulted in a $2.0 million decrease in interest expense for the three months ended March 31, 2006. There was also a $2.0 million decrease in non-cash mark-to-market interest associated with the embedded conversion option within our Senior Convertible Notes issued in November 2004, no such event occurred for the three months ended March 31, 2006.
PROVISION FOR INCOME TAXES
     Our effective tax rate from continuing operations increased from a negative rate of 39.0% for the three months ended March 31, 2005 to a negative rate of 30.9% for the three months ended March 31, 2006. This increase is attributable to a pretax net loss, permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities.
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
     Net working capital related to these subsidiaries was $16.3 million at March 31, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional losses of working capital. At March 31, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
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
     We have included the results of operations related to these subsidiaries in discontinued operations for the three and six months ended March 30, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these shutdown subsidiaries was $17.0 million and $49.4 million for the three and six months ended March 31, 2006 and $53.5 million and $113.2 million for the three and six months ended March 31, 2005. Operating losses for these subsidiaries was $12.1 million and $13.5 million for the three and six months ended March 31, 2006 and $4.6 million and $7.1 million for the three and six months ended March 31, 2005.
 Divestitures
     During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.
     During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the six months ended March 31, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, if any, these divestitures generated a pre-tax net income of $0.0 million and $0.5 million for the three and six months ended March 31, 2006 and a pre-tax net loss of $2.8 million and $10.5 million for the three and six months ended March 31, 2005 and have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.
     The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations was $0.0 million and $0.1 million for the three and six months ended March 31, 2006, and $0.7 million and $1.6 million for the three and six month ended March 31, 2005, respectively.
     Summarized financial data for discontinued operations are outlined below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Revenues	$96,556	$16,964	$214,412	$54,816
Gross profit	4,140	(6,694)	9,846	(4,656)
Pretax loss	(7,317)	(12,115)	(17,477)	(13,025)

	Balance as of
	September 30,	March 31,
	2005	2006
Accounts receivable, net	$64,622	$34,696
Inventory	1,455	459
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	6,108
Other current assets	341	178
Property and equipment, net	928	144
Other noncurrent assets	8	8

Total assets	$75,233	$41,593

Accounts payable and accrued liabilities	$21,384	$12,870
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	3,740

Total liabilities	$31,691	16,610

Net assets	$43,542	$24,983

 Goodwill Impairment Associated with Discontinued Operations
     During the three and six months ended March 31, 2005, we recorded a goodwill impairment charge of $4.7 million and $10.3 million, respectively, related to the identification of certain subsidiaries for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no goodwill impairment during the quarter ended March 31, 2006 related to discontinued operations.
   Impairment Associated with Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the three and six months ended March 31, 2005, we recorded an impairment charge of $0.3 million and $1.0 million related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our. There was no impairment charge for long-lived assets during the quarter ended March 31, 2006 related to discontinued operations.
WORKING CAPITAL

	September 30,	March 31,
	2005	2006
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$18,134
Restricted cash	9,596	20,060
Accounts receivable:
Trade, net of allowance of $2,915 and $1,699 respectively	141,824	139,364
Retainage	33,878	31,982
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	16,339
Inventories	21,572	22,476
Prepaid expenses and other current assets	22,271	24,353
Assets held for sale associated with discontinued operations	75,233	41,593

Total current assets	$350,422	$314,301

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$222,910
Accounts payable and accrued expenses	100,570	103,745
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	22,658
Liabilities related to assets held for sale associated with discontinued operations	31,691	16,610

Total current liabilities	$382,986	$365,923

Working capital	$(32,564)	$(51,622)

     Working capital decreased $19.1 million, or 58.5%. The decrease in working capital is a result of total current assets decreased $36.1 million, or 10.3%, from $350.4 million as of September 30, 2005 to $314.3 million as of March 31, 2006. This is the result of a $2.5 million decrease in trade accounts receivable, net, due to a company-wide focus on collections and the timing of billings on projects in progress, $33.6 million decrease in assets held for sale associated with discontinued operations due to the sale of one business unit during the six months ended March 31, 2006, $1.9 million decrease in retainage due to collections; partially offset by an increase in inventory of $0.9 million related to growth in the residential business and prepaid expenses and other current assets of $2.1 million.
     As of March 31, 2006, the status of our costs in excess of billings versus our billings in excess of costs decreased over that at September 30, 2005; and days sales outstanding decreased by one day from 66 days at September 30, 2005 to 65 days at March 31, 2006. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 86.6% at September 30, 2005 to 82.7% at March 31, 2006, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables not outstanding at March 31, 2006. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts as of March 31, 2006.
     The decrease in total current assets was partially offset by total current liabilities, which decreased $17.1 million, or 4.5%, from $383.0 million as of September 30, 2005 to $365.9 million as of March 31, 2006. This decrease is primarily the result of a $15.1 million decrease related to the sale of a business unit during the six months ended March 31, 2006 pursuant to a divestiture plan previously disclosed and a $4.2 million decrease in billings in excess of costs offset by a $3.2 million increase in accounts payable and accrued expenses due to the timing of payments made. See “Liquidity and Capital Resources” below for further information.
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
     During the six months ended March 31, 2006, we generated $3.6 million of net cash from operating activities. This net cash provided by operating activities comprised of a net loss of $30.9 million, decreased by $14.7 million of non-cash charges related primarily to $4.0 million of reorganization items associated with the bankruptcy, $5.2 million of amortization of deferred financing costs and $3.5 million of other depreciation and amortization expense, and $0.5 million bad debt expense; and offset by changes in working capital of $6.9 million. Working capital changes consisted of a $8.6 million increase in accounts payable and accrued expenses, $2.1 million decrease in prepaid expenses and other current assets and a $0.9 million increase in inventories; offset by a $3.8 million decrease in accounts receivable due to the timing of and increased focus on collections. Additionally, billings in excess of costs decreased $4.2 million. Net cash used in investing activities was $6.4 million related to the purchase of property and equipment of $1.4 million and additional cash collateral of $10.5 million held by BofA as security for our obligations under the credit facility, recorded as restricted cash on the balance sheet (see Note 4). Net cash used in financing activities was $7.4 million consisting of $1.4 million related to debt issuance costs associated with the DIP Facility and $6.0 million in debt restructure costs.
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
     On January 3, 2006, we entered into a further amendment, effective December 30, 2005, to the Pre-Petition Credit Facility. The amendment eliminated the fixed charge coverage test for the period ended November 30, 2005 and provided that the test for the period ended December 31, 2005 would not be made until the delivery on or before January 16, 2006 of financial statements covering such period. The amendment further provided a limited waiver of any event of default that would otherwise exist with respect to the audited annual financial statements for the period ended September 30, 2005. Subsequent amendments further extended the delivery date for financial statements covering the periods ended December 31, 2005 to January 26, 2006. These amendments required the payments of fees upon their execution. These fees are capitalized as deferred financing costs to be amortized over the life of the facility.
     As of January 26, 2006, we failed to meet the fixed charge coverage test for the period ended December 31, 2005, constituting an Event of Default under the Pre-Petition Credit Facility. Additionally, we were in default with respect to the pledge of its ownership interest in EnerTech Capital Partners II L.P. to BofA as collateral under the Pre-Petition Credit Facility. By reason of the existence of these defaults, BofA did not have any obligation to make additional extensions of credit under the Pre-Petition Credit Facility and had full legal right to exercise its rights and remedies under the Pre-Petition Credit Facility and related agreements.
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
     During the three months ended December 31, 2004, we were required to also value the portion of the Senior Convertible Notes that would settle in cash because shareholder approval of the Senior Convertible Notes had not yet been obtained. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ended December 31, 2004: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of this derivative was $1.4 million and the value at December 31, 2004 was $4.0 million, and consequently, a $2.6 million mark to market loss was recorded. The value of this derivative immediately prior to the affirmation shareholder vote was $2.0 million an accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005 for a net mark to market loss of $0.6 million during the six months ended March 31, 2005. There have been no mark to market gain or losses during the six months ended March 31, 2006. For the periods ended March 31, 2005 and March 31, 2006, the fair value of the two remaining derivatives was $1.6 million and $1.5 million respectively. Additionally, at March 31, 2005 we recorded a net discount of $0.8 million, which was being amortized over the remaining term of the Senior Convertible Notes.
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
     As of March 31, 2006, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2006	2007	2008	2009	2010	Thereafter	Total
Debt obligations	$222,902	$8	$—	$—	$—	$—	$222,910
Operating lease obligations	$4,722	$5,546	$3,983	$2,147	$1,142	$503	$18,043
Deferred tax liabilities	$—	$774	$112	$320	$205	$82	$1,493
Capital lease obligations	$23	$31	$34	$37	$15	$2	$142

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
     Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2006	2007	2008	2009		2010	Thereafter	Total
Standby letters of credit	$59,064	$—	$—	$—		$—	$—	$59,064
Other commercial commitments	$—	$—	$—	$650	(2)	$—	$—	$650

(2)	Balance of investment commitment in EnerTech. On October 3, 2005, we invested $450,000 in EnerTech reducing our remaining commitment to $650,000.
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
     During the three months ended December 31, 2004, we were required to value the portion of the senior convertible notes that would settle in cash because of shareholder approval of the senior convertible notes had not yet been obtained. The calculation of the fair value of the conversion option was performed utilizing the Black-Scholes option pricing model with the following assumptions effective at the three months ended March 31, 2005: expected dividend yield of 0.00%, expected stock price volatility of 40.00%, weighted average risk free interest rate ranging from 3.67% to 4.15% for four to ten years, respectively, and an expected term of four to ten years. The valuation of the other embedded derivatives was derived by other valuation methods, including present value measures and binomial models. The initial value of this derivative was $1.4 million. At March 31, 2006, the fair value of the two remaining derivatives was $1.5 million. There has been no mark to market gain or losses during the six months ended March 31, 2006. Additionally, at March 31, 2005 we recorded a net discount of $0.8 million, which is being amortized over the remaining term of the senior convertible notes. We did not cause a registration statement to become effective on or before November 19, 2005, to register the underlying shares for the notes and liquidated damages began to accrue at the rate of 0.25% through February 16, 2006 and 0.50% thereafter.
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
ITEM 6. EXHIBITS

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783)).

10.1	Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006 (File No. 1-13783))

10.2	Fourth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.3	Fifth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.4	Amendment to Pledge Agreement and Underwriting, Continuing Indemnity and Security Agreement, dated January 17, 2006, by and among Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006 (File No. 1-13783))

10.5	Engagement Letter, dated January 26, 2006, effective as of January 23, 2006, by and between Integrated Electrical Services, Inc. and Glass & Associates (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006)

10.6	Commitment Letter, dated February 1, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.7	Term Sheet for Surety Support, by and between Integrated Electrical Services, Inc. and Federal Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.8	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Bryan Synder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.9	Plan Support and Lock-Up Agreement Regarding Integrated Electrical Services, Inc. dated February 13, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.10	Commitment for Senior Post-Confirmation Exit Credit Facility, dated February 10, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.11	$53 million Term Loan Facility Commitment Letter, dated February 10, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and affiliate and Flagg Street Partners LP and affiliates (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.12	Debtor in Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 13783))

22.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer

32.1*	Section 1350 Certification of Michael Caliel, Chief Executive Officer

32.2*	Section 1350 Certification of Raymond Guba, Chief Financial Officer

*	Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

Integrated Electrical Services, Inc.
Date: May 29, 2007	By:	/s/ Raymond Guba
Raymond Guba
Senior Vice President and Chief Financial Officer

Exhibit Index

2.1	Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783)).

10.1	Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2006 (File No. 1-13783))

10.2	Fourth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.3	Fifth Amendment to Loan and Security Agreement dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Services, Inc. and the Subsidiaries listed on Annex I and II (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2006 (File No. 1-13783))

10.4	Amendment to Pledge Agreement and Underwriting, Continuing Indemnity and Security Agreement, dated January 17, 2006, by and among Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006 (File No. 1-13783))

10.5	Engagement Letter, dated January 26, 2006, effective as of January 23, 2006, by and between Integrated Electrical Services, Inc. and Glass & Associates (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006)

10.6	Commitment Letter, dated February 1, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.7	Term Sheet for Surety Support, by and between Integrated Electrical Services, Inc. and Federal Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 1-13783))

10.8	Employment and Consulting Agreement, dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Bryan Synder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.9	Plan Support and Lock-Up Agreement Regarding Integrated Electrical Services, Inc. dated February 13, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.10	Commitment for Senior Post-Confirmation Exit Credit Facility, dated February 10, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.11	$53 million Term Loan Facility Commitment Letter, dated February 10, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and affiliate and Flagg Street Partners LP and affiliates (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2006 (File No. 1-13783))

10.12	Debtor in Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 13783))

22.1	Second Amended Disclosure Statement for the Second Amended Joint Plan of Reorganization of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2006 (File No. 1-13783))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer

32.1*	Section 1350 Certification of Michael Caliel, Chief Executive Officer

32.2*	Section 1350 Certification of Raymond Guba, Chief Financial Officer

*	Filed herewith