Form 10-Q/A
period 2006-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2007-05-29
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 1-13783
INTEGRATED ELECTRICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1800 West Loop South
Suite 500
Houston, Texas	77027-3233
Address of principal executive offices)	(zip code)
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
Large accelerated ☐     Accelerated filer ☑      Non-accelerated filer filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ NO ☐
     The number of shares outstanding as of August 8, 2006 of the issuer’s common stock was 15,418,357.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (Predecessor) and June 30, 2006 (Successor)	5
Consolidated Statements of Operations for the Nine Months Ended June 30, 2005 (Predecessor), Seven Months Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	6
Consolidated Statements of Operations for the Three Months Ended June 30, 2005 (Predecessor), One Month Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	7
Consolidated Statement of Stockholders’ Equity (Deficit) for the Seven Months Ended April 30, 2006 (Predecessor) and the Two Months Ended June 30, 2006 (Successor)	8
Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005 (Predecessor), Seven Months Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	9
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2005 (Predecessor), One Month Ended April 30, 2006 (Predecessor) and Two Months Ended June 30, 2006 (Successor)	10
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	57
Item 4. Controls and Procedures	57

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3. Defaults Upon Senior Securities	61
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 5. Other Information	62
Item 6. Exhibits	62
Signatures	64
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350
Explanatory Note
     On August 9, 2006, Integrated Electrical Services, Inc, (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Original Quarterly Report”). The Company is filing this Amendment No. 1 to its Original Quarterly Report to correct a misstatement for inventory at one of the Company’s subsidiaries for the one and seven months ended April 30, 2006 (Predecessor) and the two months ended June 30, 2006 (Successor).
     The misstatement of inventory understated cost of services on the Consolidated Statement of Operations by $0.2 million for the seven months ended April 30, 2006 and the two months ended June 30, 2006. Reorganization items were understated by $0.2 million for the seven months ended April 30, 2006. On the Consolidated Statements of Operations, net income from continuing operations and net income increased by $0.2 million for the one month ended June 30, 2006. On the Consolidated Balance Sheet at June 30, 2006, accounts receivable and goodwill were understated by $0.5 million and $0.2 million, respectively and inventory and stockholders’ equity were overstated by $0.9 million and $0.2 million, respectively. There was no effect on net cash flows from operating, investing or financing activities. In addition, during the financial reporting process for the restatement of these quarterly financial statements and subsequent to the filing of the Company’s Form 10-K for the year ended September 30, 2006, the Company determined there were items that required reclassification between continuing and discontinued operations related to the three and nine months ended June 30, 2005, the one and seven months ended April 30, 2006 (Predecessor) and the two months ended June 30, 2006 (Successor). There was no impact to the overall financial results of the Company.
     The Items of this Amendment No. 1 to the Original Quarterly Report which are amended and restated are as follows: Item 1 — Financial Statements (including Note 3, Fresh Start Accounting; Note 4, Reorganization Items; Note 5, Business Divestitures; Note 7, Earnings Per Share; Note 8, Operating Segments and Note 9, Intangible Assets, to the Consolidated Financial Statements), Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 — Controls and Procedures. A new Note 2, Restatement of Quarterly Financial Statements, has been added to Item 1 in this Amendment No. 1. Further, this Form 10-Q/A contains new Exhibits 31.1, 31.2, 32.1 and 32.2 dated the date of the filing of this Form 10-Q/A.
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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q/A includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	the Company’s inability to negotiate acceptable terms of and enter into bonding facilities at the expiration of the existing bonding facility with Federal Insurance Company;

•	potential difficulty in fulfilling the restrictive terms of, and the high cost of, the Company’s credit facilities and term loan

•	the Company’s ability to continue as a going concern;

•	the Company’s ability to meet debt service obligations and related financial and other covenants, and the possible resulting material default under the Company’s credit agreements which is not waived or rectified;

•	limitations on the availability of sufficient credit or cash flow to fund working capital;

•	limitations on the availability and the increased costs of surety bonds required for certain projects;

•	inability to reach agreements with the Company’s surety companies to provide sufficient bonding capacity or inability to reach agreement with the Company’s customers to accept alternative bonding companies or arrangements in lieu of a bond;

•	risk associated with failure to provide surety bonds on jobs where the Company has commenced work or is otherwise contractually obligated to provide surety bonds;

•	the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•	potential difficulty in addressing a material weakness in the Company’s internal controls that has been identified by the Company and its independent auditors;

•	fluctuations in operating results because of downturns in levels of construction, seasonality and differing regional economic conditions;

•	fluctuations in financial results from operations caused by the increases in and fluctuations of pricing of commodities used in the Company’s business of copper, steel, gasoline and certain plastics.

•	general economic and capital markets conditions, including fluctuations in interest rates that affect construction;

•	inaccurate estimates used in entering into and executing contracts;

•	inaccuracies in estimating revenue and percentage of completion on contracts;

•	difficulty in managing the operation of existing entities;

•	the high level of competition in the construction industry both from third parties and ex-employees;

•	increases in costs or limitations on availability of labor, especially qualified electricians;

•	accidents resulting from the numerous physical hazards associated with the Company’s work and the number of miles of driving of company vehicles with the level of exposure to vehicle accidents;

•	loss of key personnel;

•	business disruption and costs associated with the Securities and Exchange Commission investigation, class action or shareholder derivative action now pending;

•	litigation risks and uncertainties, including in connection with the ongoing SEC investigation;

•	unexpected liabilities or losses associated with warranties or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where the Company has sold substantially all of the assets;

•	difficulties in integrating new types of work into existing subsidiaries;

•	inability of the Company to incorporate new accounting, control and operating procedures and consolidations of back office functions;

•	the loss of productivity, either at the corporate office or operating level;

•	disruptions or inability to effectively manage internal growth or consolidations;

•	the residual effect with customers and vendors from the bankruptcy process leading to less work or less favorable delivery or credit terms;

•	the delayed effect of fewer or smaller new projects awarded to the Company during the bankruptcy and its effect on future financial results;

•	the lowered efficiency and higher costs associated with projects at subsidiaries that the Company has determined to wind down or close;

•	the loss of employees during the bankruptcy process and the winding down of subsidiaries; and

•	distraction of management time in winding down and closing subsidiaries.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Predecessor	Successor
	September 30,	June 30,
	2005	2006
	(Audited)	(Unaudited)
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$10,938
Restricted cash	9,596	—
Accounts receivable:
Trade, net of allowance of $2,925 and $2,251, respectively	141,824	150,680
Retainage	33,878	32,359
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	19,623
Inventories	21,572	25,387
Prepaid expenses and other current assets	22,271	28,587
Assets held for sale associated with discontinued operations	75,233	35,120

Total current assets	350,422	302,694
PROPERTY AND EQUIPMENT, net	24,266	28,140
GOODWILL	24,343	14,832
RESTRICTED CASH	—	20,000
OTHER NON-CURRENT ASSETS, net	13,823	12,233

Total assets	$412,854	$377,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$24
Accounts payable and accrued expenses (including $3,872 and $0 in accrued interest subject to compromise, respectively)	100,570	108,368
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	28,981
Liabilities related to assets held for sale associated with discontinued operations	31,691	12,951
Senior convertible notes, net (subject to compromise)	50,691	—
Senior subordinated notes, net (subject to compromise)	173,134	—

Total current liabilities	382,986	150,324
LONG-TERM DEBT, net of current maturities	27	125
TERM LOAN	—	53,909
OTHER NON-CURRENT LIABILITIES	13,982	14,588

Total liabilities	396,995	218,946

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Predecessor common stock, $0.01 par value, 100,000,000 shares authorized, 39,024,209 and 0 shares issued, respectively	390	—
Predecessor restricted voting common stock, $0.01 par value, 2,605,709 and 0 shares issued, authorized and outstanding, respectively	26	—
Successor common stock, $0.01 par value, 100,000,000 shares authorized and 0 and 15,335,285 shares issued and outstanding, respectively	—	153
Treasury stock, at cost, 2,416,377 and 0 shares, respectively	(13,022)	—
Unearned restricted stock	(1,183)	—
Additional paid-in capital	430,996	160,710
Retained deficit	(401,348)	(1,910)

Total stockholders’ equity	15,859	158,953

Total liabilities and stockholders’ equity	$412,854	$377,899

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Predecessor		Successor
		Seven Months	Two Months
	Nine Months Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)
Revenues	$644,330	$530,381	$169,247
Cost of services	545,854	449,706	145,410

Gross profit	98,476	80,675	23,837
Selling, general and administrative expenses	93,860	70,311	21,543

Income from operations	4,616	10,364	2,294

Reorganization items (Note 4)	—	(27,663)	436
Other (income) expense:
Interest expense, net	20,877	14,929	1,474
Other, net	1,036	(596)	(29)

Interest and other expense, net	21,913	14,333	1,445

Income (loss) from continuing operations before income taxes	(17,297)	23,694	413
Provision for income taxes	7,981	758	8

Net income (loss) from continuing operations	(25,278)	22,936	405

Discontinued operations (Note 5) Loss from discontinued operations (including gain (loss) on disposal of $(506), $707 and $237, respectively)	(25,052)	(15,148)	(2,315)
Benefit for income taxes	(5,581)	—	—

Net loss from discontinued operations	(19,471)	(15,148)	(2,315)

Net income (loss)	$(44,749)	$7,788	$(1,910)

Basic earnings (loss) per share:
Continuing operations	$(1.69)	$1.53	$0.03

Discontinued operations	$(1.30)	$(1.01)	$(0.15)

Total	$(2.99)	$0.52	$(0.13)

Diluted earnings (loss) per share:
Continuing operations	$(1.69)	$1.49	$0.03

Discontinued operations	$(1.30)	$(0.98)	$(0.15)

Total	$(2.99)	$0.51	$(0.12)

Shares used in the computation of earnings (loss) per share (Note 7):
Basic	14,970,502	14,970,502	14,970,502

Diluted	14,970,502	15,373,969	15,373,969

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Predecessor		Successor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)
Revenues	$223,217	$75,477	$169,247
Cost of services	187,058	63,805	145,410

Gross profit	36,159	11,672	23,837
Selling, general and administrative expenses	33,117	10,047	21,543

Income from operations	3,042	1,625	2,294

Reorganization items (Note 4)	—	(39,774)	436
Other (income) expense:
Interest expense, net	7,592	1,462	1,474
Other, net	365	(943)	(29)

Interest and other expense, net	7,957	519	1,445

Income (loss) from continuing operations before income taxes	(4,915)	40,880	413
Provision (benefit) for income taxes	4,259	(4,918)	8

Net income (loss) from continuing operations	(9,174)	45,798	405

Discontinued operations (Note 5)
Loss from discontinued operations (including gain (loss) on disposal of $(270), $242 and $237, respectively)	(7,575)	(2,123)	(2,315)
Provision (benefit) for income taxes	(2,834)	4,966	—

Net loss from discontinued operations	(4,741)	(7,089)	(2,315)

Net income (loss)	$(13,915)	$38,709	$(1,910)

Basic earnings (loss) per share:
Continuing operations	$(0.61)	$3.06	$0.03

Discontinued operations	$(0.32)	$(0.47)	$(0.15)

Total	$(0.93)	$2.59	$(0.13)

Diluted earnings (loss) per share:
Continuing operations	$(0.61)	$2.98	$0.03

Discontinued operations	$(0.32)	$(0.46)	$(0.15)

Total	$(0.93)	$2.52	$(0.12)

Shares used in the computation of earnings (loss) per share (Note 7):
Basic	14,970,502	14,970,502	14,970,502

Diluted	14,970,502	15,373,969	15,373,969

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

					Restricted Voting				Unearned	Additional		Total
	Old Common Stock		New Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
BALANCE, September 30, 2005 (Predecessor)	39,024,209	$390	—	—	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock (unaudited)	25,717	—	—	—	—	—	—	—	—	26	—	26
Vesting of restricted stock (unaudited)	—	—	—	—	—	—	161,787	2,092	—	(2,161)	—	(69)
Adoption of SFAS 123R (unaudited)	—	—	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	—	—	1,191	—	1,191
Net income (unaudited)	—	—	—	—	—	—	—	—	—	—	7,788	7,788
Reorganization adjustments (unaudited)	(39,049,926)	(390)	15,326,885	153	(2,605,709)	(26)	2,254,590	10,930	—	124,880	—	135,547
Fresh-start adjustments (unaudited)	—	—	—	—	—	—	—	—	—	(393,560)	393,560	—

BALANCE, April 30, 2006 (Successor) (unaudited)	—	$—	15,326,885	$153	—	$—	—	$—	$—	$160,189	$—	$160,342

Issuance of stock (unaudited)	—	—	8,400	—	—	—	—	—	—	—	—	—
Non-cash compensation (unaudited)	—	—	—	—	—	—	—	—	—	521	—	521
Net loss (unaudited) (Restated)	—	—	—	—	—	—	—	—	—	—	(1,910)	(1,910)

BALANCE, June 30, 2006 (Successor) (unaudited) (Restated)	—	$—	15,335,285	$153	—	$—	—	$—	$—	$160,710	$(1,910)	$158,953

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Predecessor		Successor
	Nine Months	Seven Months	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,749)	$7,788	$(1,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	19,471	15,148	2,315
Bad debt expense	1,475	818	478
Deferred financing cost amortization	3,970	6,345	1,217
Depreciation and amortization	6,345	4,036	1,388
Impairment of long-lived assets	70	304	—
Goodwill impairment	—	(194)	—
Loss (gain) on sale of property and equipment	(35)	107	(71)
Non-cash compensation expense	1,011	1,219	909
Non-cash paid-in-kind interest added to term loan	—	—	521
Non-cash interest charge for embedded conversion option	734	—	—
Reorganization items	—	(42,023)	—
Equity in losses of investment	1,083	—	—
Deferred income tax	848	6	(279)
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	4,714	3,037	(11,669)
Inventories	(5,107)	(1,892)	(1,923)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,707	(2,601)	677
Prepaid expenses and other current assets	(9,285)	(1,731)	(1,110)
Other non-current assets	(357)	(846)	(1,446)
Accounts payable and accrued expenses	(166)	15,158	6,972
Billings in excess of costs and estimated earnings on uncompleted contracts	2,572	35	2,078
Other current liabilities	1,512	—	—
Other non-current liabilities	(1,372)	542	296

Net cash provided by (used in) continuing operations	(14,559)	5,256	(1,557)
Net cash provided by (used in) discontinued operations	10,434	(2,475)	(229)

Net cash provided by (used in) operating activities	(4,125)	2,781	(1,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,368	257	130
Investments in securities	(400)	(450)	(300)
Purchases of property and equipment	(2,943)	(1,467)	(401)
Changes in restricted cash	(10,006)	(10,536)	132

Net cash used in investing activities of continuing operations	(11,981)	(12,196)	(439)
Net cash provided by investing activities of discontinued operations	36,729	5,671	242

Net cash provided by (used in) investing activities	24,748	(6,525)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	9,707	53,021	—
Borrowings on Senior Convertible Notes	50,000	—	—
Repayments of debt	(67,721)	(50,030)	(9)
Issuance of common stock	40	—	—
Payments for debt issuance costs	(4,307)	(3,503)	(4,043)
Payments for reorganization items including debt restructure costs	—	(7,120)	—
Proceeds from issuance of stock under employee stock purchase plan	254	—	—
Proceeds from exercise of stock options	625	—	—

Net cash used in financing activities of continuing operations	(11,402)	(7,632)	(4,052)
Net cash provided by (used in) financing activities of discontinued operations	65	—	—

Net cash used in financing activities	(11,337)	(7,632)	(4,052)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,286	(11,376)	(6,035)
CASH AND CASH EQUIVALENTS, beginning of period	22,232	28,349	16,973

CASH AND CASH EQUIVALENTS, end of period	$31,518	$16,973	$10,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$11,241	$3,125	$402
Income taxes	761	971	178
Assets acquired under capital lease	—	111	—
     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Predecessor		Successor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,915)	$38,709	$(1,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	4,741	7,089	2,315
Bad debt expense	676	307	478
Deferred financing cost amortization	2,279	1,172	1,217
Depreciation and amortization	1,489	551	1,388
Goodwill impairment	—	(194)	—
Loss on sale of property and equipment	(34)	1	—
Non-cash compensation expense	388	632	(71)
Non-cash paid-in-kind interest added to term loan	—	—	909
Non-cash interest charge for embedded conversion option	—	—	521
Reorganization items	—	(45,983)	—
Equity in losses of investment	512	—	—
Deferred income tax expense	168	(545)	(279)
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	(1,884)	(808)	(11,669)
Inventories	(2,761)	(988)	(1,923)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,541	(3,961)	677
Prepaid expenses and other current assets	59	351	(1,110)
Other non-current assets	115	(621)	(1,446)
Accounts payable and accrued expenses	2,896	6,535	6,972
Billings in excess of costs and estimated earnings on uncompleted contracts	2,064	4,245	2,078
Other current liabilities	1,812	—	—
Other non-current liabilities	(1,303)	3	296

Net cash provided by (used in) continuing operations	1,843	6,495	(1,557)
Net cash used in discontinued operations	(2,863)	(7,300)	(229)

Net cash used in operating activities	(1,020)	(805)	(1,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,199	36	130
Investments in securities	—	—	(300)
Purchases of property and equipment	(1,285)	(87)	(401)
Changes in restricted cash	(10,006)	(72)	132

Net cash used in investing activities of continuing operations	(10,092)	(123)	(439)
Net cash provided by (used in) investing activities of discontinued operations	13,037	(4)	242

Net cash provided by (used in) investing activities	2,945	(127)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	53,000	—
Repayments of debt	(2,283)	(50,009)	(9)
Payments for debt issuance costs	(431)	(2,094)	—
Payments for reorganization items including debt restructure costs	(65)	(1,126)	(4,043)

Net cash used in financing activities of continuing operations	(2,779)	(229)	(4,052)
Net cash provided by (used in) financing activities of discontinued operations	(12)	—	—

Net cash used in financing activities	(2,791)	(229)	(4,052)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(866)	(1,161)	(6,035)
CASH AND CASH EQUIVALENTS, beginning of period	32,384	18,134	16,973

CASH AND CASH EQUIVALENTS, end of period	$31,518	$16,973	$10,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$1,430	$196	$402
Income taxes	146	5	178
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
     SOP 90-7 requires the Company to, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) assess the applicability of “fresh-start” accounting upon emergence from bankruptcy (see Note 3). During the reorganization, the Company’s only liabilities that were subject to compromise include 1) the $173 million 9 3/8% senior subordinated notes due 2009 and the related accrued interest, 2) the $50 million 6.5% senior convertible notes due 2014 and related accrued interest and 3) certain facility lease agreements. In addition, the Company discontinued accruing interest on the senior subordinated notes as of the Commencement Date.
     In accordance with SOP 90-7, the Company adopted fresh-start accounting as of April 30, 2006. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the Financial Statements and the notes thereto refer to the Company on and after May 1, 2006. References to “Predecessor” in the Financial Statements and notes thereto refer to the Company through April 30, 2006 including the impact of Plan provisions and the adoption of fresh-start reporting. As a result of implementing fresh-start accounting, the consolidated interim financial statements for the Successor are not comparable to the consolidated interim financial statements of the Predecessor. For further information on fresh-start accounting see Note 3.
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
     The Company emerged from bankruptcy on May 12, 2006. Subsequent to the Exit Date, the Company has evaluated its ability to generate sufficient cash flow and profitability from operations. It believes that, barring any unexpected event that would materially and adversely affect its financial condition, the Company’s cash on hand and available borrowings under the $80 million revolving credit facility (the “Credit Facility”) will be sufficient to fund debt service requirements, working capital and capital expenditures through at least the next twelve months. For a more detailed discussion of the Credit Facility see Note 6. The Company cannot make any assurances, however, that it will be able to generate sufficient cash flow from operations in amounts sufficient to pay indebtedness and fund other liquidity needs.
  The Plan of Reorganization
     The Plan was approved by the Bankruptcy Court on the Confirmation Date. Pursuant to the Plan:
(i)	The holders of the senior subordinated notes received on the Exit Date, in exchange for their total claims (including principal and interest), 82% of the fully diluted new common stock representing 12,631,421 million shares, before giving effect to options to be issued under a new employee and director stock option plan (the “2006 Equity Incentive Plan”) which could be up to 10% of the fully diluted shares of new IES common stock outstanding as of the effective date of the Plan.

(ii)	The holders of the Company’s old common stock received 15% of the fully diluted new common stock representing 2,310,614 million shares, before giving effect to the 2006 Equity Incentive Plan.

(iii)	Certain members of management received restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 Equity Incentive Plan. The restricted shares of new common stock vest over approximately a three year period.

(iv)	The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan (the “Term Loan”). See Note 6.

(v)	All other allowed claims were either paid in full in cash or reinstated.
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
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Predecessor’s consolidated financial statements as of and for the one and seven months ended April 30, 2006 and the Successor consolidated financial statements reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the one and seven months ended April 30, 2006 was $0.7 million and $1.2 million, respectively, before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 7). Included in stock-based compensation for the one and seven months ended April 30, 2006 is $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the Plan. These restricted shares would have otherwise not vested until January 2007. Stock-based compensation for the two months ended June 30, 2006 was $0.5 million before tax. There was no stock-based compensation expense related to employee stock options recognized during the three and nine months ended June 30, 2005. Additionally, the Company recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44 (See Note 10).
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

	Predecessor
	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(13,915)	$(44,749)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	413	1,042
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	608	1,446

Pro forma net loss for SFAS No. 123	$(14,110)	$(45,153)

Earnings (loss) per share:
Basic — as reported	$(0.93)	$(2.99)
Basic — pro forma for SFAS No. 123	$(0.94)	$(3.02)
Earnings (loss) per share:
Diluted — as reported	$(0.93)	$(2.99)
Diluted — pro forma for SFAS No. 123	$(0.94)	$(3.02)

2. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS
     During the financial statement reporting process for the year ended September 30, 2006, management determined that an error occurred, which warranted revision to the previously reported results for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. The error was the result of a reconciling difference between the inventory general ledger account and inventory sub-ledger at one of the Company’s subsidiaries. This error resulted in an overstatement of inventory, an understatement of vendor rebate receivable, an overstatement of selling, general and administrative expenses and an understatement of cost of services. The previous reported results have been revised for discontinued operations. In addition, during the financial statement reporting process for the restatement of these quarterly financial statements and subsequent to the filing of the Company’s Form 10-K for the year ended September 30, 2006, the Company determined there were items that required reclassification between continuing and discontinued operations related to the three and nine months ended June 30, 2005, the one and seven months ended April 30, 2006 (Predecessor), and the two months ended June 30, 2006 (Successor). Those adjustments have been reflected in these financial statements. There was no impact to the overall financial results of the Company. As a result, the Company has reclassified these adjustments out of continuing operations and into discontinued operations. The tables below show the effects of all revisions to reported results on the Consolidated Balance Sheet as of June 30, 2006 and the Consolidated Statements of Operations for the one and seven months ended April 30, 2006 (Predecessor) and the two months ended June 30, 2006 (Successor) (in thousands). The restatement also impacted the Consolidated Statement of Stockholders’ Equity and the Consolidated Statements of Cash Flows.

	Seven Months Ended April 30, 2006
		Inventory
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Revenue	$530,381	$—	$530,381
Cost of services	449,505	201	449,706

Gross profit	80,876	(201)	80,675
Selling, general and administrative expenses	70,329	(18)	70,311

Income (loss) from operations	10,547	(183)	10,364
Reorganization items	(27,480)	(183)	(27,663)
Interest and other expense, net	14,333	—	14,333

Income (loss) from continuing operations before income taxes	23,694	—	23,694
Provision for income taxes	758	—	758

Net income (loss) from continuing operations	22,936	—	22,936
Income (loss) from discontinued operations	(15,148)	—	(15,148)
Provision (benefit) for income taxes	—	—	—

Net income (loss) from discontinued operations	(15,148)	—	(15,148)

Net income (loss)	7,788	—	7,788

Basic earnings (loss) per share:
Continuing operations	$1.53	$—	$1.53

Discontinued operations	$(1.01)	$—	$(1.01)

Total	$0.52	$—	$0.52

Diluted earnings (loss) per share:
Continuing operations	$1.49	$—	$1.49

Discontinued operations	$(0.98)	$—	$(0.98)

Total	$0.51	$—	$0.51

Shares used in the computation of earnings (loss) per share
Basic	14,970,502	14,970,502	14,970,502

Diluted	15,373,969	15,373,969	15,373,969

	Two Months Ended June 30, 2006
		Inventory
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Revenue	$169,247	$—	$169,247
Cost of services	145,196	214	145,410

Gross profit	24,051	(214)	23,837
Selling, general and administrative expenses	21,561	(18)	21,543

Income (loss) from operations	2,490	(196)	2,294
Reorganization items	436	—	436
Interest and other expense, net	1,445	—	1,445

Income (loss) from continuing operations before income taxes	609	(196)	413
Provision for income taxes	8	—	8

	Two Months Ended June 30, 2006
		Inventory
	As Reported	Adjustments	As Restated
Net income (loss) from continuing operations	601	(196)	405
Loss from discontinued operations	(2,315)	—	(2,315)
Provision (benefit) for income taxes	—	—	—

Net loss from discontinued operations	(2,315)	—	(2,315)

Net loss	(1,714)	(196)	(1,910)

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.01)	$0.03

Discontinued operations	$(0.15)	$—	$(0.15)

Total	$(0.11)	$(0.01)	$(0.13)

Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.01)	$0.03

Discontinued operations	$(0.15)	$—	$(0.15)

Total	$(0.11)	$(0.01)	$(0.12)

Shares used in the computation of earnings (loss) per share:
Basic	14,970,502	14,970,502	14,970,502

Diluted	15,373,969	15,373,969	15,373,969

	One Month Ended April 30, 2006
		Inventory
	As Reported	Adjustments	As Restated
Consolidated Statement of Operations Data:
Revenue	$75,477	$—	$75,477
Cost of services	63,774	31	63,805

Gross profit	11,703	(31)	11,672
Selling, general and administrative expenses	10,050	(3)	10,047

Income (loss) from operations	1,653	(28)	1,625
Reorganization items	(39,591)	(183)	(39,774)
Interest and other expense, net	519	—	519

Income from continuing operations before income taxes	40,725	155	40,880
Benefit for income taxes	(4,918)	—	(4,918)

Net income (loss) from continuing operations	45,643	155	45,798
Income (loss) from discontinued operations	(2,123)	—	(2,123)
Provision (benefit) for income taxes	4,966	—	4,966

Net loss from discontinued operations	(7,089)	—	(7,089)

Net income	$38,554	$155	$38,709

Basic earnings (loss) per share:
Continuing operations	$3.05	$0.01	$3.06
Discontinued operations	$(0.47)	$—	$(0.47)

Total	$2.58	$0.01	$2.59

Diluted earnings (loss) per share:
Continuing operations	$2.97	$0.01	$2.98
Discontinued operations	$(0.46)	$—	$(0.46)

Total	$2.51	$0.01	$2.52

Shares used in the computation of earnings (loss) per share
Basic	14,970,502	14,970,502	14,970,502

Diluted	15,373,969	15,373,969	15,373,969

	June 30, 2006
		Inventory
Consolidated Balance Sheet	As Reported	Adjustments	As Restated
Assets:
Cash and cash equivalents	$10,938	$—	$10,938
Accounts receivable (net)	150,191	489	150,680
Retainage	32,359	—	32,359
Cost and estimated earnings in excess of billings on uncompleted contracts	19,623	—	19,623
Inventories	26,291	(904)	25,387
Prepaid expenses and other current assets	28,587	—	28,587
Assets held from discontinued operations	35,120	—	35,120

Current assets	303,109	(415)	302,694
Property and equipment, net	28,140	—	28,140

	June 30, 2006
		Inventory
Consolidated Balance Sheet	As Reported	Adjustments	As Restated
Goodwill, net	14,649	183	14,832
Restricted cash	20,000	—	20,000
Other noncurrent assets, net	12,233	—	12,233

Total assets	$378,131	$(232)	$377,899

Liabilities:
Current maturities of long-term debt	$24	$—	$24
Accounts payable and accrued expenses	108,404	(36)	108,368
Billings in excess of cost and estimated earnings on uncompleted contracts	28,981	—	28,981
Liabilities held from discontinued operations	12,951	—	12,951

Current liabilities	150,360	(36)	150,324
Long-term debt, net of current maturities	54,034	—	54,034
Other noncurrent liabilities	14,588	—	14,588

Total liabilities	218,982	(36)	218,946

Stockholders’ equity	159,149	(196)	158,953

Total liabilities and stockholders’ equity	$378,131	$(232)	$377,899

3. FRESH-START REPORTING
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
     As confirmed by the Bankruptcy Court, the estimated reorganization value of the Company was determined to be approximately $213.5 million. As outlined in the table below, this reorganization value was allocated to IES’ assets and liabilities. The Company’s assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In addition, IES’ accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (see Note 1). The restructuring of the Company’s capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. The loss for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Reorganization Items” (see Note 4) in the unaudited consolidated statement of operations.
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

				Fresh-start
	Predecessor	Plan Effects		Adjustments	Successor
				(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,101	872	(a)	$—	$16,973
Restricted cash	20,132	(20,132	)(b)	—	—
Accounts receivable:
Trade, net of allowance of $1,922	139,552	—		—	139,552
Retainage	32,295	—		—	32,295

				Fresh-start
	Predecessor	Plan Effects		Adjustments		Successor
				(Restated)
Costs and estimated earnings in excess of billings on uncompleted contracts	20,300	—		—		20,300
Inventories	23,464	—		—		23,464
Prepaid expenses and other current assets	29,382	—		(1,648	)(l)	27,734
Assets held for sale associated with discontinued operations	42,151	—		337	(l)	42,488

Total current assets	323,377	(19,260)		(1,311)		302,806
PROPERTY AND EQUIPMENT, net	21,181	—		8,193	(l)	29,374
GOODWILL	24,343	—		(9,279	)(n)	15,064
OTHER NON-CURRENT ASSETS	7,220	21,503	(b)(c)	3,355	(l)	32,078

Total assets	$376,121	$2,243		$958		$379,322

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES:
Current maturities of long-term debt	$25	—		$—		$25
Accounts payable and accrued expenses (including $10,639 in accrued interest subject to compromise)	112,545	(7,259	)(d)	1,120	(l)	106,406
Billings in excess of costs and estimated earnings on uncompleted contracts	26,903	—		—		26,903
Liabilities related to assets held for sale associated with discontinued operations	16,953	—		1,038	(l)	17,991
Senior convertible notes, net (subject to compromise)	50,000	(50,000	)(e)	—		—
Senior subordinated notes, net (subject to compromise)	172,885	(172,885	)(f)	—		—

Total current liabilities	379,311	(230,144)		2,158		151,325
LONG-TERM DEBT, net of current maturities	133	—		—		133
TERM LOAN	—	53,000	(g)	—		53,000
OTHER NON-CURRENT LIABILITIES	15,771	—		(1,249)		14,522

Total liabilities	395,215	(177,144)		909		218,980

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—		—		—
Predecessor common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 shares issued	390	(390	)(h)	—		—
Predecessor restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	(26	)(h)	—		—
Successor common stock, $0.01 par value 100,000,000 shares authorized and 15,326,885 shares issued and outstanding	—	153	(f)(h)	—		153
Treasury stock, at cost, 2,416,377 shares	(10,930)	10,930	(i)	—		—
Additional paid-in capital	428,869	124,880	(j)	(393,560	)(m)	160,189
Retained deficit	(437,449)	43,840	(k)	393,609	(m)	—

Total stockholders’ equity (deficit)	(19,094)	179,387		49		160,342

Total liabilities and stockholders’ equity (deficit)	$376,121	$2,243		$958		$379,322

(a)	Reflects the net remaining proceeds from the Term Loan borrowings, less financing costs and the repayment of principal and accrued interest on the senior convertible notes (see Note 6).

(b)	Reflects the reclass of restricted cash collateral to other non-currents assets in accordance with the provisions of the Credit Facility.

(c)	Reflects the net increase in deferred financing costs related to the Term Loan and Credit Facility.

(d)	Reflects the payment of accrued interest on the senior convertible notes and the extinguishment of accrued interest on the senior subordinated notes, net of the accrual of success fees payable as a result of the Plan confirmation.

(e)	Reflects repayment of the senior convertible notes.

(f)	Reflects extinguishment of the senior subordinated notes in exchange for common stock of the Successor.

(g)	Reflects advances under the Term Loan (see Note 6).

(h)	Reflects cancellation of Predecessor common stock in exchange for common stock of the Successor.

(i)	Reflects the cancellation of treasury stock.

(j)	Reflects the impact to paid in capital resulting from the issuance of new common stock to the senior subordinated noteholders and holders of Predecessor common stock, new restricted common stock issued to management, and the cancellation of Predecessor common stock (including treasury stock).

(k)	Reflects the gain on extinguishment of debt of $46.1 million, net of the accrual of success fees payable as a result of the Plan confirmation.

(l)	Reflects changes to carrying values of assets and liabilities to reflect estimated fair values.

(m)	Reflects the revaluation loss and the elimination of the retained deficit.

(n)	Reflects goodwill equal to the excess of reorganization equity value over the estimated fair value of identifiable net assets.
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
     We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 9 to the Consolidated Financial Statements). These assets will be amortized over their expected useful lives. As a result, we expect to record amortization expense of $0.5 million during the three months ended September 30, 2006, $1.8 million in fiscal 2007, $1.2 million in fiscal 2008, and a total of $2.2 million thereafter.
     These estimates are preliminary and subject to change based upon completion of the fair valuation process, as additional information becomes available, and may result in changes to the future expected amortization described above.
  Impact of Reorganization on Income Taxes
     The restructuring of the Company’s capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. This gain will be excluded from taxable income for the tax year ended September 30, 2006 and result in a $46.1 million reduction to our net operating losses or, upon election, to the tax basis of certain assets pursuant to Internal Revenue Code Section 108. Accordingly, we have reduced our deferred tax assets by $16.5 million with an equal and offsetting reduction to the valuation allowance. Therefore, since the gain reduces deferred tax assets which are fully reserved by valuation allowances, there is no income tax expense related to the gain.
4. REORGANIZATION ITEMS
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

	Predecessor		Successor
	One Month Ended	Seven Months Ended	Two Months Ended
	April 30, 2006	April 30, 2006	June 30, 2006
	(Restated)	(Restated)
Gain on debt-for-equity exchange (1)	$(46,117)	$(46,117)	$—
Fresh-start adjustments (2)	(49)	(49)	—
Professional fees and other costs (3)	5,447	13,598	436
Lease rejection costs (4)	945	945	—
Unamortized debt discounts and other costs (5)	—	539	—
Embedded derivative liabilities (6)	—	(1,482)	—
Unamortized debt issuance costs (7)	—	4,903	—

Total reorganization items	$(39,774)	$(27,663)	$436

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the Plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services.

(4)	Claims arising from rejection of executory lease contracts during the bankruptcy proceedings.

(5)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(6)	Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(7)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.
5. BUSINESS DIVESTITURES
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
     Net working capital related to these subsidiaries was $15.8 million at June 30, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, the Company could experience additional losses of working capital. At June 30, 2006, the Company has recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
     During the seven months ended April 30, 2006, the Company incurred approximately $4.8 million of costs related to the Exit Plan consisting of $1.6 million in direct and indirect labor, $0.5 million in severance or retention costs and paid time off, $0.1 million in moving and other costs, and $2.6 million in allowances related to accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts. During the two months ended June 30, 2006, the Company incurred $1.0 million of incremental costs related to the Exit Plan consisting of $0.1 million in direct and indirect labor, $0.8 million in severance and retention costs and $0.1 million in allowances to inventory. These costs are included in loss from discontinued operations.
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
     The Company has included the results of operations related to these subsidiaries in discontinued operations for the three and six months ended June 30, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these subsidiaries totaled $48.1 million and $161.3 million for the three and nine months ended June 30, 2005, respectively. Revenue for these subsidiaries was $6.4 million and $55.8 million for the one and seven months ended April 30, 2006 respectively. Revenues for these subsidiaries were $11.3 million for the two months ended June 30, 2006.
     Operating losses for these subsidiaries totaled $4.5 million and $11.6 million for the three and nine months ended June 30, 2005, respectively. Operating losses for these subsidiaries were $1.5 million and $15.0 million for the one and seven months ended April 30, 2006, respectively. Operating losses for these subsidiaries were $2.8 million for the two months ended June 30, 2006.
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
     During the nine months ended June 30, 2005, the Company completed the sale of eleven business units as part of the plan described above. During the quarter ended December 31, 2005, the Company completed the sale of the last business unit under the plan described above. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $4.0 million and $14.5 million for the three and nine months ended June 30, 2005, and have been recognized as discontinued operations in the consolidated statement of operations for all periods presented.
     During the seven months ended April 30, 2006, the sale generated a pre-tax gain of $0.7 million which has been recognized as discontinued operations in the respective consolidated statement of operations. There was no additional activity related to discontinued operations for the two months ended June 30, 2006.
     All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three and nine months ended June 30, 2005 was $1.1 million and $2.7 million, respectively. There was no depreciation expense for the one and seven months ended April 30, 2006 or for the two months ended June 30, 2006. Summarized financial data for discontinued operations are outlined below:

	Predecessor
	June 30, 2005		April 30, 2006
	Three Months Ended	Nine Months Ended	One Month Ended	Seven Months Ended
Revenues	$81,258	$295,670	$6,411	$61,227
Gross profit	2,915	12,761	(678)	(5,334)
Pretax income (loss)	(7,575)	(25,052)	(2,123)	(15,148)

	Predecessor	Successor
	Balance as of	Balance as of
	September 30, 2005	June 30, 2006
Accounts receivable, net	$64,622	$29,158
Inventory	1,455	354
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	5,127
Other current assets	341	83
Property and equipment, net	928	398

	Predecessor	Successor
	Balance as of	Balance as of
	September 30, 2005	June 30, 2006
Other noncurrent assets	8	—

Total assets	$75,233	$35,120

Accounts payable and accrued liabilities	$21,384	$11,048
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	1,903

Total liabilities	$31,691	$12,951

Net assets	$43,542	$22,169

  Goodwill Impairment Associated with Discontinued Operations
     During the three and nine months ended June 30, 2005, the Company recorded a goodwill impairment charge of $4.9 million and $15.2 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal second quarter ended June 30, 2005. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was no goodwill impairment during the one and seven months ended April 30, 2006 or the two months ended June 30, 2006 related to discontinued operations.
  Impairment Associated with Discontinued Operations
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three and nine months ended June 30, 2005, the Company recorded an impairment charge of $0.5 million and $1.5 million, respectively, related to the identification of certain subsidiaries for disposal by sale prior to the end of the fiscal 2005. The impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, the Company evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of the Company’s operations (see Note 8). There was no impairment charge for long-lived assets during the one and seven months ended April 30, 2006 or the two months ended June 30, 2006 related to discontinued operations.
6. DEBT
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

7. EARNINGS PER SHARE
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
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the nine and three months ended June 30, 2005, the one and seven months ended April 30, 2006 (Predecessor), and the two months ended June 30, 2006 (Successor). (in thousands, except share data):

	Predecessor		Successor
	Nine Months	Seven Months	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)
Numerator:
Net income (loss)	$(44,749)	$7,788	$(1,910)

Denominator:
Weighted average shares outstanding—basic	14,970,502	14,970,502	14,970,502
Effect of dilutive stock options	—	403,467	403,467

Weighted average shares outstanding—diluted	14,970,502	15,373,969	15,373,969

Earnings (loss) per share:
Basic	$(2.99)	$0.52	$(0.13)
Diluted	$(2.99)	$0.51	$(0.13)

	Predecessor		Successor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2005	April 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)
Numerator:
Net income (loss)	$(13,915)	$38,709	$(1,910)

Denominator:
Weighted average shares outstanding—basic	14,970,502	14,970,502	14,970,502
Effect of dilutive stock options	—	403,467	403,467

Weighted average shares outstanding—diluted	14,970,502	15,373,969	15,373,969

Earnings (loss) per share:
Basic	$(0.93)	$2.59	$(0.13)
Diluted	$(0.93)	$2.52	$(0.12)
     There were 51,471 stock options outstanding for the two months ended June 30, 2006. These stock options were excluded from the computation of diluted earnings (loss) per share because the options exercise prices were greater than the applicable market price of the Company’s common stock.
8. OPERATING SEGMENTS
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
     As a result of implementing fresh-start accounting (see Note 3), the segment information for the Successor is not comparable to the segment information for the Predecessor. Segment information for continuing operations for all Predecessor and Successor periods presented is as follows (in thousands):

	Nine Months Ended
	June 30, 2005
	Commercial and
Predecessor	Industrial	Residential	Corporate	Total
Revenues	$417,878	$226,452	$—	$644,330
Cost of services	367,554	178,300	—	545,854

Gross profit	50,324	48,152	—	98,476
Selling, general and administrative	38,400	30,414	25,046	93,860

Income (loss) from operations	$11,924	$17,738	$(25,046)	$4,616

Other data:
Depreciation and amortization expense	$3,784	$854	$1,707	$6,345
Capital expenditures	800	1,047	1,096	2,943
Total assets	203,039	95,814	95,446	394,299

	Seven Months Ended
	April 30, 2006 (Restated)
	Commercial and
Predecessor	Industrial	Residential	Corporate	Total
Revenues	$314,875	$215,506	$—	$530,381
Cost of services	274,161	175,545	—	449,706

Gross profit	40,714	39,961	—	80,675
Selling, general and administrative	27,531	24,302	18,478	70,311

Income (loss) from operations	$13,183	$15,659	$(18,478)	$10,364

Other data:
Depreciation and amortization expense	$1,971	$647	$1,418	$4,036
Capital expenditures	726	392	349	1,467
Total assets	158,378	89,497	88,958	336,833

	Two Months Ended
	June 30, 2006 (Restated)
	Commercial and
Successor	Industrial	Residential	Corporate	Total
Revenues	$98,842	$70,405	$—	$169,247
Cost of services	85,762	59,648	—	145,410

Gross profit	13,080	10,757	—	23,837
Selling, general and administrative	8,453	7,233	5,857	21,543

Income (loss) from operations	$4,627	$3,524	$(5,857)	$2,294

Other data:
Depreciation and amortization expense	$207	$506	$675	$1,388
Capital expenditures	167	114	120	401
Total assets	161,877	101,253	79,649	342,779

	Three Months Ended
	June 30, 2005
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total
Revenues	$137,967	$85,250	$—	$223,217
Cost of services	120,527	66,531	—	187,058

Gross profit	17,440	18,719	—	36,159
Selling, general and administrative	12,904	10,732	9,481	33,117

Income (loss) from operations	$4,536	$7,987	$(9,481)	$3,042

Other data:
Depreciation and amortization expense	$711	$330	$448	$1,489
Capital expenditures	240	474	571	1,285
Total assets	203,039	95,814	95,446	394,299

	One Month Ended
	April 30, 2006 (Restated)
	Commercial
Predecessor	and Industrial	Residential	Corporate	Total
Revenues	$42,837	$32,640	$—	$75,477
Cost of services	37,243	26,562	—	63,805

Gross profit	5,594	6,078	—	11,672
Selling, general and administrative	3,655	3,517	2,875	10,047

Income (loss) from operations	$1,939	$2,561	$(2,875)	$1,625

Other data:
Depreciation and amortization expense	$251	$90	$210	$551
Capital expenditures	38	31	18	87
Total assets	158,378	89,497	88,958	336,833

	Two Months Ended
	June 30, 2006 (Restated)
	Commercial
Successor	and Industrial	Residential	Corporate	Total
Revenues	$98,842	$70,405	$—	$169,247
Cost of services	85,762	59,648	—	145,410

Gross profit	13,080	10,757	—	23,837
Selling, general and administrative	8,453	7,233	5,857	21,543

Income (loss) from operations	$4,627	$3,524	$(5,857)	$2,294

Other data:
Depreciation and amortization expense	$207	$506	$675	$1,388
Capital expenditures	167	114	120	401
Total assets	161,877	101,253	79,649	342,779
     The Company does not have operations or long-lived assets in countries outside of the United States.
     Total assets as of September 30, 2005 and June 30, 2006 exclude assets held for sale and from discontinued operations of $75,233 and $35,120, respectively.
     During fiscal 2006, we modified our methodology for allocating selling, general and administrative costs between operating segments. As a result, all periods presented have been reclassified to conform to current year presentation
9. INTANGIBLE ASSETS
     In accordance with SOP 90-7, the Company adopted fresh-start reporting effective April 30, 2006. Fresh-start reporting requires that all assets, including identifiable intangible assets and liabilities be adjusted to their fair values as of the adoption date (see Note 3). As a result of the application of fresh-start reporting the Company identified certain intangible assets as of April 30, 2006. The Company used independent appraisal and valuation experts to assist with the identification and valuation of these intangible assets. The table below provides information about these intangible assets as of June 30, 2006.

	Successor
	As of June 30, 2006
	Gross Carrying	Accumulated	Estimated Useful
	Amount	Amortization	Life
	(amounts in thousands)
Amortized Intangible Assets
Leasehold interests	$93	$4	4-55 months
Customer relationships	2,170	119	36-42 months
Contract backlog	658	114	10-12 months
Non-compete agreements	1,200	100	24 months
Tradenames	2,026	20	10-20 years

Total	$6,147	$357

Aggregate Amortization Expense:
For the two months ended June 30, 2006			$357

Estimated Amortization Expense:
Through September 30, 2006			$535
Fiscal year 2007			1,833
Fiscal year 2008			1,210
Fiscal year 2009			582
Fiscal year 2010			141
Thereafter			1,489
Unamortized Intangible Assets:
Goodwill (Restated)			$14,832
10. 1999 INCENTIVE COMPENSATION PLAN
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
     During the three and nine months ended June 30, 2005, the Company amortized $0.4 million and $0.6 million, respectively, to expense in connection with these awards. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), “Stock Based Payments” (SFAS 123(R)) (See Note 1). During the one and seven months ended April 30, 2006, the Company recognized $0.6 million and $1.2 million, respectively, in compensation expense related to these awards in accordance with the provisions of SFAS 123(R). On May 12, 2006, all outstanding stock options under the 1999 Incentive Compensation Plan were cancelled pursuant to the plan of reorganization and the 1999 Incentive Compensation Plan was terminated.
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
     Unexercised options expire on May 8, 2008.
11. 2006 EQUITY INCENTIVE PLAN
     In conjunction with the Company’s emergence from bankruptcy, a new stock incentive plan was created. The new incentive plan is known as the 2006 Equity Incentive Plan and was approved by the Bankruptcy Court. The 2006 Equity Incentive Plan will provide for awards in the form of stock options and restricted stock. Up to 10% of the number of fully diluted shares of new IES common stock as of the effective date of the plan of reorganization are available for issuance. Certain members of IES’ management received restricted stock totaling 384,850 shares in connection with the plan of reorganization. These restricted stock awards are governed by the 2006 Equity Incentive Plan, but do not impact the number of shares available for issuance under the plan in future periods. Under SFAS 123(R) the estimated fair value of the restricted stock on the date of grant, May 12, 2006, was $9.5 million. The Company has assumed a 15% forfeiture rate based on historical experience. The remaining fair value of $8.1 million is amortized to non-cash compensation expense over the vesting period. These grants vest 1/3 on January 1, 2007, 1/3 on January 1, 2008 and 1/3 on January 1, 2009. Between May 12, 2006 and June 30, 2006, $0.4 million was amortized in connection with these awards. On June 21, 2006 certain members of the Company’s Board of Directors were granted 8,400 shares of restricted stock which will vest on February 1, 2007. Under SFAS 123(R) these shares had an estimated fair value of $151,200 on the date of grant. The Company assumed no forfeitures for this grant due to the relatively short vesting period. The Company will recognize the estimated fair value of these shares as compensation expense over the vesting period.
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
12. EMPLOYEE STOCK PURCHASE PLAN
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
13. COMMITMENTS AND CONTINGENCIES
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
     On April 20, 2006, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, the Company has been informed that Wells Notices have been issued to its current chief financial officer and certain former executives of the Company. The Staff has indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, the Company’s contingent liabilities disclosures in various prior periods, and the Company’s failure to disclose a change in its policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices to the Company and its chief financial officer, include violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. The Company first disclosed the existence of the SEC inquiry into this matter in November 2004.
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
14. SUBSEQUENT EVENT
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
     In accordance with SOP 90-7, we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. For further information on fresh-start accounting, see Note 3.
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

	Predecessor		Successor
	One Month Ended	Seven Months Ended	Two Months Ended
	April 30, 2006	April 30, 2006	June 30, 2006
	(Restated)	(Restated)
Gain on debt-for-equity exchange (1)	$(46,117)	$(46,117)	$—
Fresh-start adjustments (2)	(49)	(49)	—
Professional fees and other costs (3)	5,447	13,598	436
Lease rejection costs (4)	945	945	—
Unamortized debt discounts and other costs (5)	—	539	—
Embedded derivative liabilities (6)	—	(1,482)	—
Unamortized debt issuance costs (7)	—	4,903	—

Total reorganization items	$(39,774)	$(27,663)	$436

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services.

(4)	Claims arising from rejection of executory lease contracts during the bankruptcy proceedings.

(5)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

(6)	Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(7)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.
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

	Predecessor				Successor
	Nine Months		Seven Months		Two Months		Nine Months
	Ended		Ended		Ended		Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
			(Restated)		(Restated)		(Restated)
	$	%	$	%	$	%	$	%
		(dollars in millions)
Revenues	$644.3	100%	$530.4	100%	$169.2	100%	$699.6	100%
Cost of services (including depreciation)	545.8	85%	449.7	85%	145.4	86%	595.1	85%

Gross profit	98.5	15%	80.7	15%	23.8	14%	104.5	15%
Selling, general & administrative expenses	93.9	15%	70.3	13%	21.5	13%	91.8	13%

Income from operations	4.6	—%	10.4	2%	2.3	1%	12.7	2%
Reorganization items, net	—	—%	(27.6)	(5)%	0.4	—%	(27.2)	(4)%
Interest and other expense, net	21.9	3%	14.3	3%	1.5	1%	15.8	3%

Income (loss) before income taxes	(17.3)	(3)%	23.7	4%	0.4	—%	24.1	3%
Provision for income taxes	8.0	1%	0.8	—%	—	—%	0.8	—%

Income (loss) from continuing operations	(25.3)	(4)%	22.9	4%	0.4	—%	23.3	3%
Loss from discontinued operations	(19.4)	(3)%	(15.1)	(3)%	(2.3)	(1)%	(17.4)	(2)%

Net income (loss)	$(44.7)	(7)%	$7.8	1%	$(1.9)	(1)%	$5.9	1%

REVENUES

	Predecessor				Successor
	Nine Months		Seven Months		Two Months		Nine Months
	Ended		Ended		Ended		Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		% Net		% Net		% Net		% Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
	(dollars in millions)
Commercial and Industrial	$417.9	65%	$314.9	59%	$98.8	58%	$413.7	59%
Residential	226.4	35%	215.5	41%	70.4	42%	285.9	41%

Total Company	$644.3	100%	$530.4	100%	$169.2	100%	$699.6	100%
     Total revenue increased $55.3 million, or 8.6%, from $644.3 million for the nine months ended June 30, 2005, to $699.6 million for the nine months ended June 30, 2006. This increase in total revenues is primarily the result of an increase in residential revenues partially offset by a decline in commercial and industrial revenues for the nine months ended June 30, 2006.
     Revenue in the commercial and industrial segment decreased $4.2 million, or 1.0%, from $417.9 million for the nine months ended June 30, 2005, to $413.7 million for the nine months ended June 30, 2006.
     Revenue in the residential segment increased $59.5 million, or 26.3%, from $226.4 million for the nine months ended June 30, 2005 to $285.9 million for the nine months ended June 30, 2006. This increase continues to be as a result of increased demand for new single-family and multi-family housing in the markets we serve.

GROSS PROFIT

	Predecessor				Successor
	Nine Months		Seven Months		Two Months		Nine Months
	Ended		Ended		Ended		Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		Gross		Gross		Gross		Gross
	$	Profit %	$	Profit %	$	Profit %	$	Profit %
	(dollars in millions)
Commercial and Industrial	$50.3	12.0%	$40.7	12.9%	$13.1	13.2%	$53.8	13.0%
Residential	48.2	21.3%	40.0	18.5%	10.7	15.3%	50.7	17.7%

Total Company	$98.5	15.3%	$80.7	15.2%	$23.8	14.1%	$104.5	14.9%
     Total gross profit increased $6.0 million, or 6.1%, from $98.5 million for the nine months ended June 30, 2005, to $104.5 million for the nine months ended June 30, 2006. This increase in total gross profit is primarily the result of an increase in commercial and industrial gross profit and an increase in residential gross profit for the nine months ended June 30, 2006.
     Total gross profit margin as a percent of revenue decreased from 15.3% for the nine months ended June 30, 2005 to 14.9% for the nine months ended June 30, 2006. The decrease in gross margin as a percent of revenue from the nine months ended June 30, 2005 compared to the nine months ended June 30, 2006 continues to be as a result of a shift in our revenue mix to include more commercial revenue, which has a lower gross margin.
     Gross profit in the commercial and industrial segment increased $3.5 million, or 7.0%, from $50.3 million for the nine months ended June 30, 2005, to $53.8 million for the nine months ended June 30, 2006. Gross profit margin as a percent of revenues increased from 12.0% for the nine months ended June 30, 2005 to 13.0% for the nine months ended June 30, 2006. The increase in commercial and industrial gross profit is the result of increased profits at our continuing businesses.
     Residential gross profit increased $2.5 million, or 5.2%, from $48.2 million for the nine months ended June 30, 2005, to $50.7 million for the nine months ended June 30, 2006 due to higher sales volume and increased demand for new single-family and multi-family housing. Residential gross profit margin as a percentage of revenues decreased from 21.2% for the nine months ended June 30, 2005, to 17.7% for the nine months ended June 30, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers as well as losses recorded at one of our subsidiaries associated with the completion of three multi-family projects for one customer. The decline in gross profit at that subsidiary year over year attributed a 90 basis point decline in this segment’s gross profit margin.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Total selling, general and administrative expenses decreased $2.1 million, or 2.2%, from $93.9 million for the nine months ended June 30, 2005, to $91.8 million for the nine months ended June 30, 2006. Total selling, general and administrative expenses as a percent of revenues decreased from 14.6% for the nine months ended June 30, 2005 to 13.1% for the nine months ended June 30, 2006. This decrease in total selling, general and administrative expenses are the result of a decrease in employment expenses of $0.8 million due to a reduction in work force. There were reductions in occupancy expense of $0.4 million as a result of consolidation of offices and renegotiation of more favorable terms in existing locations. Depreciation expense decreased $0.2 million as a result of the impairment and write down of assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” taken in fiscal year 2005. There were additional reductions of $0.9 million in insurance expense, $0.3 million in accounting expenses, and $0.9 million in other professional fees. These reductions were partially offset by additional costs incurred of $0.6 million in travel costs and $0.8 million for legal fees during the nine months ended June 30, 2006 resulting from ongoing litigation earlier in the year.
INCOME FROM OPERATIONS
     Total income from operations increased $8.1 million from $4.6 million for the nine months ended June 30, 2005, to $12.7 million for the nine months ended June 30, 2006. This increase in income from operations was attributed to increased demand for new single-family and multi-family housing during the nine months ended June 30, 2006 over the same period in the prior year improving gross profit by $6.0 million. This increased demand has shifted the revenue mix to include more residential revenue, which has higher gross margins, coupled with improved profitability in the commercial and industrial segments. Also attributing to the improvement in income from operations is the decrease in selling, general and administrative costs of $2.1 million during the nine months ended June 30, 2006.
REORGANIZATION ITEMS
     During the nine months ended June 30, 2006, in connection with our restructuring, we recorded income from net reorganization items totaling $27.2 million. Reorganization items incurred include $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan offset by $14.0 million in professional fees related to the bankruptcy, $0.9 million in lease rejection costs and a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes.
NET INTEREST AND OTHER EXPENSE
     Total interest and other expense decreased $6.1 million, or 27.9%, from $21.9 million for the nine months ended June 30, 2005, to $15.8 million for the nine months ended June 30, 2006. The decrease in net interest and other expense was the result of having interest expense on the senior subordinated notes through February 14, 2006, the date we filed for Chapter 11 bankruptcy (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Senior Subordinated Notes”) versus interest expense for the full nine months ended June 30, 2005, which resulted in a $3.4 million decrease in interest expense for the nine months ended June 30, 2006. There was also $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our senior convertible notes issued in November 2004, however no such event occurred for the nine months ended June 30, 2006. In addition, we earned $0.5 million in additional interest income related to the increased cash collateral held by our surety, as compared to the nine months ended June 30, 2005. This was partially offset by deferred financing costs of $3.8 million associated with the pre-petition credit facility written off in the second quarter 2006 as a result of entering the DIP credit facility. In addition, there was $0.5 million in amortization of deferred issuance costs associated with the DIP credit facility and $0.7 million written off in the third quarter of 2006 as a result of exiting the DIP credit facility and entering into the term loan.
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
     Our effective tax rate from continuing operations increased from a negative rate of 46.1% for the nine months ended June 30, 2005 to a positive rate of 3.2% for the nine months ended June 30, 2006. This increase is attributable to a pretax net income, offset by permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities. The provision includes $0.2 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006.
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

	Predecessor				Successor
	Three Months Ended		One Month Ended		Two Months Ended		Three Months Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
			(Restated)		(Restated)		(Restated)
	$	%	$	%	$	%	$	%
	(dollars in millions)
Revenues	$223.2	100%	$75.5	100%	$169.2	100%	$244.7	100%
Cost of services (including depreciation)	187.1	84%	63.8	85%	145.4	86%	209.2	85%

Gross profit	36.1	16%	11.7	15%	23.8	14%	35.5	15%
Selling, general & administrative expenses	33.1	15%	10.1	13%	21.5	13%	31.6	13%

Income from operations	3.0	1%	1.6	2%	2.3	1%	3.9	2%
Reorganization items, net	—	—%	(39.8)	(53)%	0.4	—%	(39.4)	(16)%
Interest and other expense, net	7.9	3%	0.5	1%	1.5	1%	2.0	1%

Income (loss) before income taxes	(4.9)	(2)%	40.9	54%	0.4	—%	41.3	17%
Provision (benefit) for income taxes	4.3	2%	(4.9)	(7)%	—	—%	(4.9)	(2)%

Income (loss) from continuing operations	(9.2)	(4)%	45.8	61%	0.4	—%	46.2	19%
Income (loss) from discontinued operations	(4.7)	(2)%	(7.1)	(10)%	(2.3)	(1)%	(9.4)	(4)%

Net income (loss)	$(13.9)	(6)%	$38.7	51%	$(1.9)	(1)%	$36.8	15%

REVENUES

	Predecessor				Successor
	Three Months Ended		One Month Ended		Two Months Ended		Three Months Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		% Net		% Net		% Net		% Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
	(dollars in millions)
Commercial and Industrial	$138.0	62%	$42.8	57%	$98.8	58%	$141.6	58%
Residential	85.2	38%	32.7	43%	70.4	42%	103.1	42%

Total Company	$223.2	100%	$75.5	100%	$169.2	100%	$244.7	100%
     Total revenue increased $21.5 million, or 9.6%, from $223.2 million for the three months ended June 30, 2005, to $244.7 million for the three months ended June 30, 2006. This increase in total revenues is primarily the result of an increase in commercial and industrial revenues and an increase in residential revenues for the three months ended June 30, 2006.
     Revenue in the commercial and industrial segment increased $3.6 million, or 2.6%, from $138.0 million for the three months ended June 30, 2005, to $141.6 million for the three months ended June 30, 2006, primarily in industrial.
     Revenue in the residential segment increased $17.9 million, or 21.0%, from $85.2 million for the three months ended June 30, 2005 to $103.1 million for the three months ended June 30, 2006. This increase continues to be as a result of increased demand for new single-family and multi-family housing in the markets we serve.
GROSS PROFIT

	Predecessor				Successor
	Three Months Ended		One Month Ended		Two Months Ended		Three Months Ended
	June 30, 2005		April 30, 2006		June 30, 2006		June 30, 2006
		Gross		Gross		Gross		Gross
	$	Profit %	$	Profit %	$	Profit %	$	Profit %
	(dollars in millions)
Commercial and Industrial	$17.4	12.6%	$5.6	13.1%	$13.1	13.2%	$18.7	13.2%
Residential	18.7	22.0%	6.1	18.6%	10.7	15.3%	16.8	16.3%

Total Company	$36.1	16.2%	$11.7	15.5%	$23.8	14.1%	$35.5	14.5%

     Total gross profit slightly decreased $0.6 million, or 1.7%, from $36.1 million for the three months ended June 30, 2005, to $35.5 million for the three months ended June 30, 2006. This decline in gross profit was primarily due to a combination of an increase in insurance reserves of $0.4 million, increased costs of materials that have not fully been passed to customers and reduced job profitability at specific subsidiaries.
     Total gross profit margin as a percent of revenue decreased from 16.2% for the three months ended June 30, 2005 to 14.5% for the three months ended June 30, 2006. This was primarily a result of decreased margins in our residential segment partially offset by higher margins on commercial and industrial revenues.
     Gross profit in the commercial and industrial segment increased $1.3 million, or 7.5%, from $17.4 million for the three months ended June 30, 2005, to $18.7 million for the three months ended June 30, 2006. Gross profit margin as a percent of revenues increased from 12.6% for the three months ended June 30, 2005 to 13.2% for the three months ended June 30, 2006. The increase in gross profit margin as a percent of revenues was primarily the result of improved job profitability.
     Residential gross profit decreased $1.9 million, or 10.2%, from $18.7 million for the three months ended June 30, 2005, to $16.8 million or the three months ended June 30, 2006. Residential gross profit margin as a percentage of revenues decreased from 22.0% for the three months ended June 30, 2005, to 16.3% for the three months ended June 30, 2006. This decrease is due to the increase in costs of materials, particularly copper wire, which have not fully been passed to customers as well as losses recorded at one of our subsidiaries associated with the completion of 3 multi-family projects for one-customer. The decline in gross profit at that subsidiary year over year attributed a 190 basis point decline in this segment’s gross profit margin.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Total selling, general and administrative expenses decreased $1.5 million, or 4.5% from $33.1 million for the three months ended June 30, 2005, to $31.6 million for the three months ended June 30, 2006. Total selling, general and administrative expenses as a percent of revenues decreased from 14.8% for the three months ended June 30, 2005 to 12.9% for the three months ended June 30, 2006. This decrease in total selling, general and administrative expenses are the result of employment expenses decreased $1.3 million due to a reduction in work force. There was a reduction of $0.5 million for legal fees due to additional legal costs incurred with the reorganization in the third quarter that were written off as part of reorganization costs. There was also a reduction of $0.8 million in accounting fees and $0.2 million for other professional fees during the three months ended June 30, 2006.
INCOME FROM OPERATIONS
     Total income from operations increased $0.9 million, or 30.0%, from $3.0 million for the three months ended June 30, 2005, to $3.9 million for the three months ended June 30, 2006. This increase in operating income was primarily due to reductions in selling, general and administrative costs of $1.5 million during the three months ended June 30, 2006, partially offset by decline in gross profit by $0.6 million for the three months ended June 30, 2006.
REORGANIZATION ITEMS
     During the three months ended June 30, 2006, in connection with our restructuring, we recorded income from net reorganization items totaling $39.4 million. Reorganization items incurred included $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan offset by $5.9 million in professional fees related to the bankruptcy and $0.9 million in lease rejection costs.
NET INTEREST AND OTHER EXPENSE
     Total interest and other expense decreased $5.9 million, or 74.7%, from $7.9 million for the three months ended June 30, 2005, to $2.0 million for the three months ended June 30, 2006. The decrease in net interest and other expense was the result of having no interest expense on the senior subordinated notes in the third quarter of 2006 as a result of the Chapter 11 bankruptcy (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Senior Subordinated Notes”) versus interest expense for the full three months ended June 30, 2005, which resulted in a $4.1 million decrease in interest expense for the three months ended June 30, 2006. In addition, we earned $0.2 million in additional interest income related to the increased cash collateral held by our surety, as compared to the three months ended June 30, 2005. This was partially offset by deferred financing costs of $0.3 million associated with the DIP credit facility written off in the third quarter of 2006 as a result of entering the into term loan.

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
     Our effective tax rate from continuing operations decreased from a negative rate of 86.6% for the three months ended June 30, 2005 to a negative rate of 11.8% for the three months ended June 30, 2006. This decrease is attributable to a pretax net income, partially offset by permanent differences required to be added back for income tax purposes, an additional valuation allowance against certain federal and state deferred tax assets and a change in contingent tax liabilities. The provision includes $0.2 million in state tax benefits related to the deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006.
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
     Net working capital related to these subsidiaries was $15.8 million at June 30, 2006. As a result of inherent uncertainty in the exit plan and in monetizing net working capital related to these subsidiaries, we could experience additional losses of working capital. At June 30, 2006, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events such as loss of specific customer knowledge may impact our ability to collect.
     During the seven months ended April 30, 2006, we incurred approximately $4.8 million of costs related to the Exit Plan consisting of $1.6 million in direct and indirect labor, $0.5 million in severance or retention costs and paid time off, $0.1 million in moving and other costs, and $2.6 million in allowances related to accounts receivables, inventory and costs and estimated earnings in excess of billings on uncompleted contracts. During the two months ended June 30, 2006, we incurred $1.0 million of incremental costs related to the Exit Plan consisting of $0.1 million in direct and indirect labor, $0.8 million in severance and retention costs and $0.1 million in allowances to inventory. These costs are included in loss from discontinued operations.
     In its assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006 we increased its general allowance for doubtful accounts based on considering various factors including the fact that these businesses were being shut down and the associated increased risk of collection and the age of the receivables. This approach is a departure from our normal practice of carrying general allowances for bad debt based on a minimum fixed percent of total receivables based on historical write-offs. We believe this approach is reasonable and prudent given the circumstances.
     We have included the results of operations related to these subsidiaries in discontinued operations for the three and six months ended June 30, 2006 and all prior periods presented have been reclassified accordingly. Revenue for these subsidiaries totaled $48.1 million and $161.3 million for the three and nine months ended June 30, 2005, respectively. Revenue for these subsidiaries was $6.4 million and $55.8 million for the one and seven months ended April 30, 2006 respectively. Revenues for these subsidiaries were $11.3 million for the two months ended June 30, 2006.
     Operating losses for these subsidiaries totaled $4.5 million and $11.6 million for the three and nine months ended June 30, 2005, respectively. Operating losses for these subsidiaries were $1.5 million and $15.0 million for the one and seven months ended April 30, 2006, respectively. Operating losses for these subsidiaries were $2.8 million for the two months ended June 30, 2006.
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
     During the nine months ended June 30, 2005, we completed the sale of eleven business units as part of the plan described above. During the quarter ended December 31, 2005, we completed the sale of the last business unit under the plan described above. Including goodwill impairments, if any, these divestitures generated a pre-tax net loss of $4.0 million and $14.5 million for the three and nine months ended June 30, 2005, and have been recognized as discontinued operations in the consolidated statement of operations for all periods presented.
     During the seven months ended April 30, 2006, the sale generated a pre-tax gain of $0.7 million which has been recognized as discontinued operations in the respective consolidated statement of operations. There was no additional activity related to discontinued operations for the two months ended June 30, 2006.
     All prior year amounts have been reclassified as appropriate. Depreciation expense associated with discontinued operations for the three and nine months ended June 30, 2005 was $1.1 million and $2.7 million, respectively. There was no depreciation expense for the one and seven months ended April 30, 2006 or for the two months ended June 30, 2006. Summarized financial data for discontinued operations are outlined below:

	Predecessor
	June 30, 2005		April 30, 2006
			One Month	Seven Months
	Three Months Ended	Nine Months Ended	Ended	Ended
Revenues	$81,258	$295,670	$6,411	$61,227
Gross profit	2,915	12,761	(678)	(5,334)
Pretax income (loss)	(7,575)	(25,052)	(2,123)	(15,148)

	Predecessor	Successor
	September 30,	June 30,
	2005	2006
Accounts receivable, net	$64,622	$29,158
Inventory	1,455	354
Costs and estimated earnings in excess of billings on uncompleted contracts	7,879	5,127
Other current assets	341	83
Property and equipment, net	928	398
Other noncurrent assets	8	—

Total assets	$75,233	$35,120

Accounts payable and accrued liabilities	$21,384	$11,048
Billings in excess of costs and estimated earnings on uncompleted contracts	10,307	1,903

Total liabilities	31,691	12,951

Net assets	$43,542	$22,169

   Goodwill Impairment Associated with Discontinued Operations
     During the three and nine months ended June 30, 2005, we recorded a goodwill impairment charge of $4.9 million and $15.2 million, respectively, related to the identification of certain subsidiaries for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. The fair value utilized in this calculation was the same as that discussed in the following paragraph addressing the impairment of discontinued operations. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. There was no goodwill impairment during the three and nine months ended June 30, 2006 related to discontinued operations.

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
WORKING CAPITAL

	Predecessor	Successor
	September 30,	June 30,
	2005	2006
		(Restated)
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$28,349	$10,938
Restricted cash	9,596	—
Accounts receivable:
Trade, net of allowance of $2,925 and $2,251 respectively	141,824	150,680
Retainage	33,878	32,359
Costs and estimated earnings in excess of billings on uncompleted contracts	17,699	19,623
Inventories	21,572	25,387
Prepaid expenses and other current assets	22,271	28,587
Assets held for sale associated with discontinued operations	75,233	35,120

Total current assets	$350,422	$302,694

CURRENT LIABILITIES:
Current maturities of long-term debt	$223,857	$24
Accounts payable and accrued expenses	100,570	108,368
Billings in excess of costs and estimated earnings on uncompleted contracts	26,868	28,981
Liabilities related to assets held for sale associated with discontinued operations	31,691	12,951

Total current liabilities	$382,986	$150,324

Working capital	$(32,564)	$152,370

     Working capital increased $184.9 million, or 568%. The increase in working capital is a result of total current liabilities decreasing $232.7 million, or 60.7%, from $383.0 million as of September 30, 2005 to $150.3 million as of June 30, 2006. This is a result of a $223.8 million decrease in current maturities of long-term debt as a result of our reorganization. As part of our reorganization, the senior subordinated note holders received 12.6 million shares of common stock in exchange for the $173 million 9 3/8% senior subordinated notes due 2009 and related accrued interest. In addition, the $50 million in senior convertible notes and related guarantees by our domestic subsidiaries were refinanced from the proceeds of a $53 million term loan (see Note 6). In addition, there was a decrease of $18.7 million in liabilities held for sale related to the sale of a business unit subsequent to September 30, 2005 pursuant to a divestiture plan previously disclosed. This was partially offset by accounts payable and accrued expenses increasing $7.8 million due to the timing of payments made and an increase of $2.1 million in billings in excess of costs.
     The decrease in current liabilities was partially offset by a decrease in current assets of $47.7 million, or 13.6%, from $350.4 million as of September 30, 2005 to $302.7 million as of June 30, 2006. This is the result of a $17.4 million decrease in cash and cash equivalents due to additional costs incurred with the reorganization and seasonality of the business in the peak months of operations and a $9.6 million decrease in restricted cash that was reclassified to other non-current assets which we are required to maintain as collateral related to the revolving credit facility (see Note 6). In addition, there was a $40.1 million decrease in assets held for sale related to the sale of a business unit subsequent to September 30, 2005 pursuant to a divestiture plan previously disclosed. Partially offsetting the decrease was a $8.9 million increase in trade accounts receivable, net, a $1.5 million decrease in retainage due to collections, an increase in inventory of $3.8 million related to growth in the residential business and an increase in prepaid expenses and other current assets of $6.3 million related to an additional $1.0 million in collateral for Chubb surety bonding, $1.0 million in collateral for Scarborough, $0.8 million in retainers related to the reorganization efforts, $2.1 million in prepaid insurance premiums, and $1.0 million in a facility fee paid to Chubb which is being amortized over the life of the agreement (see Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Surety Update”)
     As of June 30, 2006, the status of our costs in excess of billings increased $1.9 million and our billings in excess of costs increased $2.1 million over September 30, 2005; and days sales outstanding improved by three days from 70 days at September 30, 2005 to 67 days at June 30, 2006. Our receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues decreased from 86.6% at September 30, 2005 to 86.9% at June 30, 2006, when adjusted for a balance of $5.2 million as of September 30, 2005 in long-standing receivables not outstanding at June 30, 2006. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Some of our receivables are slow pay in nature or require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible accounts as of June 30, 2006.
     See “Liquidity and Capital Resources” below for further information.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2006, we had cash and cash equivalents of $10.9 million, restricted cash of $20.0 million, working capital of $152.4 million, $53.9 million in outstanding borrowings under our term loan, $46.2 million of letters of credit outstanding and available capacity under our revolving credit facility of $33.8 million.
     During the nine months ended June 30, 2006, operating activities for continuing operations provided $3.7 million in net cash. This net cash provided by operating activities comprised of a net income of $5.9 million, decreased by $25.2 million of non-cash items related primarily to $42.0 million of reorganization items associated with the bankruptcy, offset by $7.6 million of amortization of deferred financing costs, $5.4 million of other depreciation and amortization expense, $1.3 million bad debt expense and $2.1 million of non-cash compensation; offset by changes in working capital of $5.6 million. Working capital changes consisted of a $22.1 million increase in accounts payable and accrued expenses and $8.6 million decrease in accounts receivable due to the timing of and increased focus on collections; offset by a $3.8 million increase in inventories, $2.8 million increase in prepaid expenses and other current assets, $2.3 million increase in other non current assets, and a $2.1 million increase in billings in excess of costs.
     Net cash used in investing activities for continuing operations was $12.6 million related to the purchase of property and equipment of $1.9 million, additional cash collateral of $10.4 million held by Bank of America as security for our obligations under the credit facility recorded as restricted cash on the balance sheet (see Note 6) and $0.8 million in additional investments in EnerTech, partially offset by $0.4 million in proceeds from sales of property and equipment.
     Net cash used in financing activities was $11.7 million consisting of $53.0 million related to borrowings of debt associated with the term loan (see Note 6), reduced by $50.0 million related to repayment of debt on the senior convertible notes, $1.6 million for debt issuance costs associated with the DIP credit facility, $0.3 million for debt issuance costs associated with the term loan, $1.6 million for debt issuance costs associated with the revolving credit facility and $11.2 million in debt restructure costs.
   Expected Impact of Reorganization
     As previously discussed, on May 12, 2006, we completed the financing transactions contemplated by our plan and emerged from bankruptcy. The financing transactions included the exchange of $173 million of the 9 3/8% senior subordinated notes for 12.6 million shares of common stock in the Successor and the refinancing of the $50 million 6.5% senior convertible notes from the proceeds of the $53 million term loan. The term loan bears interest at 10.75% subject to adjustment. Through June 30, 2006, the effective rate was 12.6%. See further discussion in Note 5 to the consolidated financial statements.
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
     As of June 30, 2006, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2006	2007	2008	2009	2010	Thereafter	Total
Debt obligations	$21	$—	$—	$—	$—	$53,909	$53,930
Operating lease obligations	$3,169	$5,749	$4,211	$2,320	$1,384	$390	$17,223
Deferred tax liabilities	$668	$1,808	$1,307	$909	$707	$1,152	$6,551
Capital lease obligations	$3	$39	$34	$37	$14	$1	$128

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
     Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2006	2007	2008	2009		2010	Thereafter	Total
Standby letters of credit	$46,246	$—	$—	$—		$—	$—	$46,246
Other commercial commitments	$—	$—	$—	$350	(2)	$—	$—	$350

(2)	Balance of investment commitment in EnerTech. On June 20, 2006, we invested $300,000 in EnerTech reducing our remaining commitment to $350,000.
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
     The discovery of this measurement error does not change Company Management’s earlier conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2006. The Company believes it has taken appropriate steps to reduce the possibility of such a measurement error from occurring in the future. These steps include reconciling the sub-ledger to the general ledger monthly, calculating vendor receivables attributable to inventory sales monthly and increasing the degree of review over the reconciliation process.

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

			(c) Total Number	(d) Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May
	of Shares	Price Paid Per	Announced	Yet Be Purchased
Period	Purchased	Share	Plans or Programs	Under the Plan
	(Amounts in thousands, except per share amounts)
April 1, 2006—April 30, 2006	—	$—	—	$8,353
May 1, 2006—May 31, 2006	—	—	—	8,353
June 1, 2006—June 30, 2006	—	—	—	8,353

Total	—	$—	—	$8,353

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