Form 10-Q
period 2007-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2007-08-13
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated ☐                            Accelerated filer ☐                              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ NO ☐

The number of shares outstanding as of August 8, 2007 of the issuer’s common stock was 15,329,567 (includes 15,578 shares reserved for issuance upon exchange of previously issued shares pursuant to the issuer’s Plan of Reorganization approved by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division which became effective on May 12, 2006).

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2007 (Successor) and September 30, 2006 (Successor)
Consolidated Statements of Operations for the Nine Months Ended June 30, 2007 (Successor), Two Months Ended June 30, 2006 (Successor) and Seven Months Ended April 30, 2006 (Predecessor)
Consolidated Statements of Operations for the Three Months Ended June 30,2007 (Successor), Two Months ended June 30, 2006 (Successor) and One Month Ended April 30, 2006 (Predecessor)
Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2007 (Successor), Two Months Ended June 30, 2006 (Successor) and Seven Months Ended April 30, 2006 (Predecessor)
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
Signatures
Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel
Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba
Section 1350 Certification of Michael Caliel
Section 1350 Certification of Raymond Guba

Unless the context otherwise indicates, all references in this report to “IES,” the “Company,”

“we,” “us,” or “our” are to Integrated Electrical Services, Inc. and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•             potential difficulty in fulfilling the terms of the Company’s credit facilities and term loan;

•             limitations on the availability of sufficient credit or cash flow to fund working capital;

•             the increased costs of surety bonds affecting margins on work and the ability to obtain additional bonding;

•             the inherent uncertainties relating to estimating future operating results and the Company’s ability to generate sales, operating income, or cash flow;

•             potential difficulty in addressing material weaknesses identified by the Company and its independent auditors;

•             fluctuations in operating results because of downturns in levels of construction, downturns in sections of construction particularly residential, seasonality and differing regional economic conditions;

•             fluctuations in financial results from operations caused by the increases in pricing of commodities used in the Company’s business or construction in general, and in particular copper, steel, gasoline and certain plastics;

•             general economic and capital markets conditions, including fluctuations in interest rates that affect construction;

•             inaccurate estimates used in entering into contracts;

•             inaccuracies in estimating revenue and percentage of completion on contracts;

•             difficulty in managing the operation of existing entities;

•             the high level of competition in the construction industry both from third parties and former employees;

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

•             growth in latent defect litigation in the residential market and the expansion into other states where the Company provides residential electrical work for new home builders; and

•             the possibility that our restructuring program will not be successfully executed.

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2006, could cause future outcomes to differ materially from those experienced previously. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, or its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission, or you may contact our Investor Relations department and they will provide you with a copy.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Successor
	June 30, 2007	September 30, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,943	$28,166
Restricted cash	20,000	—
Accounts receivable:
Trade, net of allowance of $2,083 and $1,754, respectively	131,990	148,246
Retainage	29,328	31,204
Costs and estimated earnings in excess of billings on uncompleted contracts	11,896	13,147
Inventories	22,287	25,867
Prepaid expenses and other current assets	9,950	14,867
Assets held for sale associated with discontinued operations	10,631	25,292
Total current assets	305,025	286,789
RESTRICTED CASH	—	20,000
PROPERTY AND EQUIPMENT, net	21,281	26,525
GOODWILL	14,289	14,589
OTHER NON-CURRENT ASSETS, net	20,965	27,612
Total assets	$361,560	$375,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$63	$21
Accounts payable and accrued expenses	101,468	108,578
Billings in excess of costs and estimated earnings on uncompleted contracts	40,146	33,070
Liabilities related to assets held for sale associated with discontinued operations	1,964	8,614
Total current liabilities	143,641	150,283
LONG-TERM DEBT, net of current maturities	45,746	55,744
OTHER NON-CURRENT LIABILITIES	15,135	14,845
Total liabilities	204,522	220,872

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized and 15,418,357 shares issued and 15,341,771 and 15,396,642 outstanding, respectively	154	154
Treasury stock, at cost, 76,586 and 21,715 shares, respectively	(1,496)	(394)
Additional paid-in capital	166,883	163,054
Retained deficit	(8,503)	(8,171)
Total stockholders’ equity	157,038	154,643
Total liabilities and stockholders’ equity	$361,560	$375,515

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Successor		Predecessor
	Nine Months Ended June 30, 2007	Two Months Ended June 30, 2006	Seven Months Ended April 30, 2006
	(Unaudited)		(Unaudited)

Revenues	$665,977	$166,951	$516,864
Cost of services	553,969	142,643	436,947
Gross profit	112,008	24,308	79,917
Selling, general and administrative expenses	104,774	21,390	69,772
(Gain) loss on asset sales	(117)	(71)	107
Income from operations	7,351	2,989	10,038
Reorganization items (Note 3)	—	436	(28,608)
Other (income) expense:
Interest expense, net	4,856	1,474	14,929
Other (income) expense, net	(113)	41	242
Interest and other (income) expense, net	4,743	1,515	15,171
Income from continuing operations before income taxes	2,608	1,038	23,475
Provision for income taxes	2,077	8	758
Net income from continuing operations	531	1,030	22,717
Discontinued operations (Note 4)
Loss from discontinued operations (including gain on disposal of $1, $198 and $746, respectively)	(2,204)	(2,940)	(14,929)
Benefit for income taxes	(1,340)	—	—
Net loss from discontinued operations	(864)	(2,940)	(14,929)
Net income (loss)	$(333)	$(1,910)	$7,788

Basic earnings (loss) per share:
Continuing operations	$0.04	$0.07	$1.52
Discontinued operations	$(0.06)	$(0.20)	$(1.00)
Total	$(0.02)	$(0.13)	$0.52

Diluted earnings (loss) per share:
Continuing operations	$0.04	$0.07	$1.48
Discontinued operations	$(0.06)	$(0.19)	$(0.97)
Total	$(0.02)	$(0.12)	$0.51

Shares used in the computation of earnings (loss) per share (Note 6):
Basic	15,047,956	14,970,502	14,970,502
Diluted	15,063,922	15,373,969	15,373,969

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	Successor		Predecessor
	Three Months Ended June 30, 2007	Two Months Ended June 30, 2006	One Month Ended April 30, 2006
	(Unaudited)		(Unaudited)
Revenues	$222,631	$166,951	$74,147
Cost of services	184,322	142,643	62,440
Gross profit	38,309	24,308	11,707
Selling, general and administrative expenses	34,113	21,390	9,995
(Gain) loss on asset sales	(91)	(71)	1
Income from operations	4,287	2,989	1,711
Reorganization items (Note 3)	—	436	(40,719)
Other (income) expense:
Interest expense, net	1,770	1,474	1,462
Other (income) expense, net	(209)	41	1
Interest and other expense, net	1,561	1,515	1,463
Income from continuing operations before income taxes	2,726	1,038	40,967
Provision (benefit) for income taxes	1,693	8	(4,756)
Net income from continuing operations	1,033	1,030	45,723
Discontinued operations (Note 4)
Loss from discontinued operations (including gain (loss) on disposal of $(12), $198 and $281, respectively)	(29)	(2,940)	(2,210)
Provision (benefit) for income taxes	(203)	—	4,804
Net income (loss) from discontinued operations	174	(2,940)	(7,014)
Net income (loss)	$1,207	$(1,910)	$38,709

Basic earnings (loss) per share:
Continuing operations	$0.07	$0.07	$3.05
Discontinued operations	$0.01	$(0.20)	$(0.47)
Total	$0.08	$(0.13)	$2.59

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.07	$2.97
Discontinued operations	$0.01	$(0.19)	$(0.46)
Total	$0.08	$(0.12)	$2.52

Shares used in the computation of earnings (loss) per share (Note 6):
Basic	15,086,156	14,970,502	14,970,502
Diluted	15,163,387	15,373,969	15,373,969

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor		Predecessor
	Nine Months Ended June 30, 2007	Two Months Ended June 30, 2006	Seven Months Ended April 30, 2006
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(333)	$(1,910)	$7,788
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	864	2,940	14,929
Bad debt expense	735	465	782
Deferred financing cost amortization	937	1,217	6,345
Depreciation and amortization	7,507	1,359	4,023
Impairment of long-lived assets	—	—	304
Loss (gain) on sale of property and equipment	(117)	(71)	107
Non-cash compensation expense	3,364	909	1,219
Non-cash paid-in-kind interest added to term loan	5,012	521	—
Reorganization items	—	—	(42,217)
Equity in earnings from investments	(58)	—	—
Deferred income tax	—	(279)	6
Changes in operating assets and liabilities, net of the effect of discontinued operations:
Accounts receivable	17,398	(11,564)	5,008
Inventories	3,580	(2,337)	(1,960)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,251	822	(3,005)
Prepaid expenses and other current assets	5,840	(1,102)	(1,731)
Other non-current assets	4,433	(1,446)	(846)
Accounts payable and accrued expenses	(8,308)	7,365	15,390
Billings in excess of costs and estimated earnings on uncompleted contracts	7,075	2,085	114
Other non-current liabilities	288	295	542
Net cash provided by (used in) continuing operations	49,468	(731)	6,798
Net cash provided by (used in) discontinued operations	7,172	(1,055)	(4,017)
Net cash provided by (used in) operating activities	56,640	(1,786)	2,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,626)	(401)	(1,467)
Proceeds from sales of property and equipment	516	130	257
Investment in unconsolidated affiliate	—	(300)	(450)
Distribution from unconsolidated affiliates	240	—	—
Changes in restricted cash	—	132	(10,536)
Net cash used in investing activities of continuing operations	(870)	(439)	(12,196)
Net cash provided by (used in) investing activities of discontinued operations	(25)	242	5,671
Net cash used in investing activities	(895)	(197)	(6,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	72	—	53,021
Repayments of debt	(15,040)	(9)	(50,030)
Payments for debt issuance costs	—	—	(3,503)
Payments for reorganization items including debt restructure costs	—	(4,043)	(7,120)
Net cash used in financing activities	(14,968)	(4,052)	(7,632)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,777	(6,035)	(11,376)
CASH AND CASH EQUIVALENTS, beginning of period	28,166	16,973	28,349
CASH AND CASH EQUIVALENTS, end of period	$68,943	$10,938	$16,973
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$2,081	$402	$3,125
Income taxes	1,282	178	971
Assets acquired under capital lease	—	—	111

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

1. OVERVIEW

Integrated Electrical Services, Inc. (the “Company”, “IES”, “we”, “us” or “our”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial and industrial, residential, low voltage and service and maintenance markets.

Basis of Presentation

In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

Voluntary Reorganization Under Chapter 11

On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as “In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11.” On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization. The plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 29, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from the commencement date through May 12, 2006, the effective date of the plan.

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

(iii)           Certain members of management received up to 384,850 restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 equity incentive plan. The restricted shares of new common stock vest over an approximately thirty-one month period.

(iv)          The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan  (See Note 5).

(v)             All other allowed claims were either paid in full in cash or reinstated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of these policies, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

As a result of the Chapter 11 bankruptcy proceedings, we prepared our financial statements in accordance with SOP 90-7 from the Commencement Date through April 30, 2006, the date of adoption of fresh-start reporting. SOP 90-7 requires us to, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, and (3) assess the applicability of fresh-start accounting upon emergence from bankruptcy. Reorganization related disclosures are described in Note 3.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to current year presentation, including the income statement item (gain) loss on asset sales which was previously included in other income.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2007.

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

REVENUE RECOGNITION

We recognize revenue on construction contracts on the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders.  A discussion of our treatment of claims and unapproved change orders is described later in this section.  Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain of our companies in the residential segment use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the construction is complete and billable to the customer.

Revenues from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”  The two primary types of services contracts are fixed price contracts and time and materials contracts.  Fixed price service contracts are signed in advance for maintenance and repair work over periods typically  longer than one year.  Time and materials contracts, which may or may not be signed in advance, are for similar maintenance and repair work on an as needed basis. Expenses related to all services contracts are recognized as incurred. Provisions for estimated losses on uncompleted long-term contracts are recorded in the period in which such losses are determined.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract.  Also included in this asset are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies party to them for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price or other related causes of unanticipated additional contract costs.  Claims and unapproved change orders are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on construction costs incurred in connection with these claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation.  Such litigation costs are expensed as incurred.

As of June 30, 2007 and September 30, 2006, costs and estimated earnings in excess of billings on uncompleted contracts include unbilled revenues for a certain significant gross claim totaling approximately $1.1 million and $1.1 million, respectively. In addition, accounts receivable as of June 30, 2007 and September 30, 2006 related to this claim is approximately $16,000 and $0.2 million, respectively. Included in assets held for sale associated with discontinued operations for a separate significant gross claim are unbilled revenues and accounts receivable totaling $3.4 million as of both June 30, 2007 and September 30, 2006. This claim relates to a dispute with the customer over defects in the customer’s design specifications. We do not believe that we are required to remediate defects resulting from the customer’s design specifications. Nevertheless, we did remediate the design defects and are now seeking to recover those additional costs among other items. Management believes that recovery of the recorded amounts is probable; however, it is possible that some or all of the costs may not ultimately be recovered.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments for fresh-start accounting, allowance for doubtful accounts receivable, assumptions regarding estimated costs to exit certain business units, realizability of deferred tax assets and self-insured claims liabilities.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations, are seasonal, depending on weather trends, with higher revenues typically generated during spring and summer and lower revenues typically generated during fall and winter. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

STOCK-BASED COMPENSATION

Restricted Stock Compensation Error

In January 2007, we became aware of a bookkeeping error in the recording of compensation expense related to unvested restricted stock. It was determined that we had under-recorded compensation expense related to unvested restricted stock. On May 12, 2006, we granted various employees restricted stock. This restricted stock grant vested in equal amounts on January 1, 2007, 2008, and 2009. At the time of the grant, we estimated total compensation expense related to these restricted shares and began amortizing the expense straight-line over the vesting periods. However, the straight-line amortization approach did not consider that the first tranche of restricted stock vested in 7.5 months and not in 12 month intervals as did tranche two and tranche three. As such, the results for the quarter ended December 31, 2006, included a charge to compensation expense of $0.5 million attributable to the year ended September 30, 2006.

We have considered the guidance in SFAS No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting,” SEC Staff Accounting Bulletin No. 99 “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in evaluating whether a restatement of our prior financial statements is required as a result of this misstatement to such financial statements.  SFAS 154 and its predecessor, Accounting Principles Board No. 20 “Accounting Changes,” both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on an evaluation of quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we currently believe the identified misstatement is immaterial. This conclusion is based on current internal forecasts of fiscal 2007 operating results. Actual results could differ and may result in a restatement of our previously issued financial statements.

Stock-Based Compensation

On October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which concerns the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including restricted stock grants and employee stock options.  SFAS 123(R) requires companies to expense the fair value of employee stock options and other equity-based compensation beginning on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  Upon its adoption, we used the modified prospective application method as proscribed in SFAS 123(R).

Stock-based compensation consisted of expenses related to employee stock options and restricted stock grants (see Note 8).  During the three months and nine months ended June 30, 2007, we recognized $0.7 million and $3.4 million, respectively, in pre-tax stock-based compensation expense related to both restricted stock and stock option awards in accordance with the provisions of SFAS 123(R). During the two months ended June 30, 2006, the one month ended April 30, 2006 and the seven months ended April 30, 2006, we recognized $0.9 million, $0.6 million and $1.2 million, respectively, in pre-tax compensation expense related to these awards.  Included in stock-based compensation for the one and seven months ended April 30, 2006 is $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the reorganization plan. These restricted shares would have otherwise not vested until January 2007.

SFAS 123(R) does not require a specific valuation model to measure the value of stock options, and either a binomial or the Black-Scholes model may be used. We utilized the Black-Scholes pricing model for options issued in 2006 and a binomial option pricing model for options issued in 2007 to measure the fair value of stock options granted.  We believe the binomial pricing model is a more precise measure of the value of the stock options; however, the difference in the option value between the two methods was not material for the options granted in 2007.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, the market rate of interest, and actual and projected employee stock option exercise behaviors. The expected life of stock options is an input variable under the Black-Scholes option pricing model, but it is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the nine months ended June 30, 2007 and 2006 are disclosed in the table that follows:

	Nine Months Ended June 30,
	2007(1)		2006(2)
Weighted average value per option granted during the period	$16.62		$2.81
Assumptions:
Stock price volatility	41.7%		48.9%
Risk free rate of return	5.0%		5.0%
Option term	10.0	years	2.0	years
Expected life	N/A		2.0	years
Dividend Rate(3)	0.0%		0.0%
Forfeiture Rate(4)	0.0%		0.0%

(1)	Calculated using a binomial model.
(2)	Calculated using the Black-Scholes model.
(3)	We do not currently pay dividends on our common stock.
(4)	The forfeiture rate for these options is assumed to be zero based on the limited number of employees who have been awarded stock options.

Stock-based compensation expense recognized during the period is based on the value of the portion of the share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the three months ended December 31, 2005 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense related to stock options from the accelerated multiple-option approach to the straight-line single option method. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Furthermore, under the modified prospective transition method, SFAS 123(R) requires that compensation costs recognized prior to adoption be reversed to the extent of estimated forfeitures and recorded as a cumulative effect of a change in accounting principle. The effect of this reversal was immaterial.

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

2. FRESH-START REPORTING

We implemented fresh-start accounting and reporting in accordance with SOP No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) on April 30, 2006. Fresh-start accounting required us to re-value our assets and liabilities based upon their estimated fair values, which has resulted in material adjustments to the carrying amount of our assets and liabilities. We engaged an independent expert to assist us in computing the fair market value of our assets and liabilities. The fair values of the assets, as determined for fresh-start reporting, were based on estimates of anticipated future cash flows generated from each market and applying business valuation techniques. Liabilities existing on April 30, 2006 were stated at the present values of amounts to be paid, discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result of implementing fresh-start accounting, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.

As confirmed by the Bankruptcy Court, our estimated reorganization value was determined to be approximately $213.5 million. This value was reached using accepted valuation techniques and using our projections through 2010. To calculate value, a comparable company analysis and a discounted cash flow analysis was performed. Discount rates between 10.0% and 15.0% and an EBITDA multiple range were used to determine a terminal value of 5.0 to 7.0 times. Our assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). In addition, our accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the reorganization plan (see Note 1).

During the third quarter of 2007, we determined that a $0.3 million tax liability that existed at the time we emerged from bankruptcy was no longer necessary.  In accordance with SOP 90-1, fresh start accounting was adjusted to eliminate this liability with a corresponding reduction to goodwill.

Impact of Fresh Start Accounting on Depreciation and Amortization

Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. We increased the book value of our property and equipment, including land, by $8.5 million. As a result of the step-up in the property and equipment, we recorded $0.7 million and $2.0 million of additional depreciation expense for the three and nine months ended June 30, 2007, respectively. For the two months ended June 30, 2006, we recorded $0.5 million of additional depreciation expense.

Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve is being amortized as income over the remaining terms of the contracts. We recognized income of approximately $4,000 and $1.4 million related to the amortization of this contract loss reserve liability for the three and nine months ended June 30, 2007, respectively. For the two months ended June 30, 2006, we recognized income of $0.7 million related to the amortization of this contract loss revenue liability.

We also identified certain intangible assets when we adopted fresh-start accounting. These assets are being amortized over their expected useful lives. We recorded $0.4 million, $1.5 million and $0.4 million of amortization expense for the three and nine months ended June 30, 2007 and for the two months ended June 30, 2006, respectively, related to these intangibles.

3. REORGANIZATION ITEMS

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. The table that follows summarizes the components included in reorganization items on the consolidated statements of operations for the one and seven months ended April 30, 2006 (Predecessor) and two months ended June 30, 2006 (Successor) (in thousands):

	Successor	Predecessor
	Two Months Ended June 30, 2006	One Month Ended April 30, 2006	Seven Months Ended April 30, 2006
Gain on debt-for-equity exchange (1)	$—	$(46,117)	$(46,117)
Fresh-start adjustments (2)	—	(49)	(49)
Professional fees and other costs (3)	436	5,447	13,598
Lease rejection costs (4)	—	945	945
Unamortized debt discounts and other costs (5)	—	—	539
Embedded derivative liabilities (6)	—	—	(1,482)
Unamortized debt issuance costs (7)	—	—	4,903
Total reorganization items	$436	$(39,774)	$(27,663)

(1)       Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor.

(2)       Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)       Costs for professional services including legal, financial advisory and related services.

(4)       Claims arising from rejection of executory lease contracts during the bankruptcy proceedings, included in loss from discontinued operations.

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

4. STRATEGIC ACTIONS

Operational Restructuring

We have commenced restructuring our operations into three major lines of business: Industrial, Commercial and Residential from our current decentralized structure.  This operational restructuring is a part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy in the future.  The operational restructuring plan will consolidate administrative support functions, eliminating redundant functions currently performed at our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $10 million over the course of the restructuring process, which will be implemented over approximately 18 months.

The first phase of this program was initiated in June 2007.  Under this portion of the planned restructuring, five of our business units will be integrated under the IES Industrial division, and the support and administrative functions of those businesses will be combined at an operating location in Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for approximately 10 employees who will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to three months. We expect to recognize approximately $0.2 million in severance liabilities for the estimated fair value of cash compensation and health care coverage which we expect to incur in the fourth quarter of our 2007 fiscal year. We have incurred charges of approximately $0.1 million for consulting services associated with the restructuring program during the three month and nine month periods ended June 30, 2007. These charges are included in the selling, general and administrative expenses.

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

In our assessment of the estimated net realizable value of the accounts receivable at these subsidiaries, in March 2006, we increased our general allowance for doubtful accounts having considered various factors including the risk of collection and the age of the receivables. We believe this approach is reasonable and prudent.

In June 2007, we determined that our Mid-States Electric operating company, located in Jackson, Tennessee, would be shut down.  Mid-States’ operating equipment has either been transferred to other IES companies or is being sold to third parties. All project work will be completed prior to the Company being closed. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified as discontinued operations.

Remaining net working capital related to these subsidiaries was $8.1 million and $15.9 million at June 30, 2007 and September 30, 2006, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At June 30, 2007, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.

The exit plan is substantially complete for the subsidiaries that we selected to exit in March 2006, and the operations of these subsidiaries substantially ceased as of September 30, 2006. Mid-States operations are still being wound down as of June 30, 2007. We have included the results of operations related to these subsidiaries in discontinued operations for the three and nine months ended June 30, 2007, and all prior periods presented have been reclassified accordingly. Revenues for these subsidiaries were $1.7 and $7.9 for the three and nine months ended June 30, 2007, respectively. Revenues for these subsidiaries were $7.7 million and $69.2 million for the one and seven months ended April 30, 2006, respectively. Revenues for these subsidiaries were $13.6 million for the two months ended June 30, 2006. Operating losses for these subsidiaries totaled approximately $29,000 and $2.2 million for the three and nine months ended June 30, 2007, respectively. Operating losses for these subsidiaries were $1.5 million and $14.7 million for the one and seven months ended April 30, 2006, respectively. Operating losses for these subsidiaries was $3.0 million for the two months ended June 30, 2006.

Divestitures

During October 2004, we announced plans to begin a strategic alignment including the planned divestiture of certain subsidiaries within our commercial and industrial segments. As of March 31, 2006, the planned divestitures were completed.

During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the seven months ended April 30, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairment, if any, these divestitures generated a pre-tax net gain of $0.7 million for the seven months ended April 30, 2006 which has been recognized as discontinued operations in the respective consolidated statement of operations.  There was no additional activity related to divestitures for the two months ended June 30, 2006. During the three and nine months ended June 30, 2007, there have been no additional sales of operating subsidiaries.

Depreciation expense for these subsidiaries was approximately $72,000 and $0.2 million for the three and nine months ended June 30, 2007, respectively. Depreciation expense for these subsidiaries was approximately $50,000, $9,000 and $65,000 for the two months ended June 30, 2006 and the one and seven months ended April 30, 2006, respectively.

Summarized Data for Discontinued Operations

Summarized financial data for all discontinued operations are outlined below (in thousands):

	Successor		Predecessor
	Nine Months Ended June 30, 2007	Two Months Ended June 30, 2006	Seven Months Ended April 30, 2006
Revenues	$7,885	$13,555	$74,745
Gross loss	$(1,635)	$(1,785)	$(4,575)
Pre-tax loss	$(2,204)	$(2,940)	$(14,929)

	Successor		Predecessor
	Three Months Ended June 30, 2007	Two Months Ended June 30, 2006	One Month Ended April 30, 2006
Revenues	$1,660	$13,555	$7,741
Gross profit (loss)	$13	$(1,785)	$(712)
Pre-tax loss	$(29)	$(2,940)	$(2,210)

	Successor
Balance Sheet Items	Balance as of June 30, 2007	Balance as of September 30, 2006
Accounts receivable, net	$6,836	$20,788
Inventory	140	186
Costs and estimated earnings in excess of billings on uncompleted contracts	3,072	3,545
Other current assets	1	30
Property and equipment, net	574	735
Other non-current assets	8	8
Total assets	$10,631	$25,292

Accounts payable and accrued liabilities	$1,019	$6,523
Billings in excess of costs and estimated earnings on uncompleted contracts	945	2,091
Total liabilities	1,964	8,614
Net assets	$8,667	$16,678

5. DEBT

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

Senior Convertible Notes

We had outstanding $50.0 million in aggregate principal amount of senior convertible notes at April 30, 2006. Investors in the notes agreed to a purchase price equal to 100% of the principal amount of the notes. The notes required payment of interest semi-annually in arrears at an annual rate of 6.5%, had a stated maturity of November 1, 2014, constituted senior unsecured obligations, were guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and were convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share (on a pre-reverse split basis), subject to adjustment.

The senior convertible notes were a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives included a redemption premium and a make-whole provision. In accordance with the guidance that SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments were marked-to-market each reporting period. The value of this derivative was $1.9 million at September 30, 2005. There was no market-to-market adjustment made during fiscal 2006.

The senior convertible notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we adjusted the carrying value of the senior convertible notes to the amount of the allowed claim, which resulted in the write off of unamortized deferred financing costs, derivative liabilities and net discounts. For further information, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

On the date we emerged from bankruptcy, May 12, 2006, the senior convertible notes were repaid in full, plus the related accrued interest for an amount totaling $51.9 million in accordance with the reorganization plan from the proceeds of the term exit credit facility which is discussed further below.

Senior Subordinated Notes

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

The senior subordinated notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, we adjusted the carrying value of the senior subordinated notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs, net of discount, and the unamortized gain on the terminated interest rate swaps. For further information, see Note 4 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. The credit facility expires on May 12, 2008, and we are currently developing refinancing alternatives. At June 30, 2007, we had $75.6 million availability on the revolving credit facility and $46.7 million in letters of credit issued against the revolving credit facility with remaining availability of $28.9 million; however, in order to remain in compliance with our financial covenants, we could only borrow up to $13.3 million of this amount based on our financial position on June 30, 2007.

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

On May 7, 2007, we entered into an amendment to the loan and security agreement, dated May 12, 2006, with Bank of America. The amendment amends the loan agreement to allow us to pay down $15 million in principal on the senior secured term loan. The amendment also included the reduction of the Leverage Ratio (as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) and the elimination of the Residential EBIT and Commercial EBIT (both as defined in the loan and security agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.

Loans under the credit facility will bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we are charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (3) certain other fees and charges as specified in the revolving credit agreement.

The credit facility will mature on May 12, 2008, and we are currently developing refinancing alternatives. The revolving credit facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to sureties. The credit facility contains customary affirmative, negative and financial covenants. The financial covenants are described below in the section titled “Financial Covenants.”

The Term Loan

On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.

The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date, we shall have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. We capitalized interest as additional loans of $1.5 million and $5.0 million for the three and nine months ended June 30, 2007, respectively. Through June 30, 2007, we have capitalized interest as additional loans of $7.6 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the revolving credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments, includes provision for optional and mandatory prepayments arising from certain specified events such as asset sales and settlements of insurance claims on the conditions set forth in the term loan agreement. The term loan is guaranteed by our subsidiaries and is secured by substantially the same collateral as the revolving credit facility, and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the period January 1, 2007 through June 30, 2007 was 11.55% as a result of our performance during the period from January 1, 2006 through June 30, 2007.

On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the term loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. The amendment amends the term loan agreement to, among other things, change the amount of permitted Shutdown EBIT (as defined in the term loan agreement filed as Exhibit 10.3 to our current report on Form 8-K dated May 12, 2006) from not less than zero to not less than negative $2.0 million. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

On May 8, 2007, we also entered into an amendment to the loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. The amendment amends the loan agreement to reduce the Consolidated Leverage Ratio (as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) and to eliminate the Residential EBIT and Commercial EBIT (both as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee and a $0.7 million pre-payment penalty included as part of the amendment. These charges have been recorded as interest expense.

The term loan has many of the same financial covenants as the revolving credit facility.

Financial Covenants

The financial covenants for both the Revolving Credit Facility and Term Loan are the same, with the exception of the cash collateral requirement, which is categorized in a different section for the credit facility.  As of June 30, 2007, we were in compliance with all of the amended financial covenants under both facilities, which are shown in the table that follows:

Covenant	Requirement	Actual as of June 30, 2007
Shutdown Subsidiaries Earnings Before Interest and Taxes	Not to exceed a loss of $2 million	Loss of $1.3 million

Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	1.55:1.00

Leverage Ratio	Maximum of 4.00:1.00	3.38:1.00

Maintain Cash Collateral	Minimum of $20 million	$20 million

As of September 30, 2006, we were also in compliance with all of our financial covenants.

Debt consists of the following (in thousands):

	Successor
	June 30, 2007	September 30, 2006
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 11.55% at June 30, 2007 and 12.3% at September 30, 2006, subject to further adjustment	$45,618	$55,603
Capital lease and other	191	162
Total debt	45,809	55,765
Less—Short-term debt and current maturities of long-term debt	(63)	(21)
Total long-term debt	$45,746	$55,744

6. EARNINGS PER SHARE

In conjunction with the reorganization plan, effective May 12, 2006, our common stock underwent a reverse split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. In accordance with FASB Statement No. 128, “Earnings per Share,” the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect that change in capital structure.

Our restricted shares granted under the 2006 Equity Incentive Plan participate in any dividends declared on our common stock.  Accordingly, the restricted shares are considered participating securities under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-class method under FASB Statement No. 128.”  The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and “if converted” methods for potential common stock.  Basic earnings per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic earnings per share. Our participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method.

The tables that follow reconcile the components of the basic and diluted earnings per share for the three and nine months ended June 30, 2007, the two months ended June 30, 2006 (Successor) and the seven and one months ended April 30, 2006 (Predecessor) (in thousands, except share data):

	Successor		Predecessor
	Nine Months Ended June 30, 2007	Two Months Ended June 30, 2006	Seven Months Ended April 30, 2006
	(Unaudited)		(Unaudited)
Numerator:
Net income from continuing operations attributable to common shareholders	$521	$1,003	$22,121
Net income from continuing operations attributable to restricted shareholders	10	27	596
Net income from continuing operations	$531	$1,030	$22,717

Net loss from discontinued operations attributable to common shareholders	$(864)	$(2,940)	$(14,929)
Net loss from discontinued operations attributable to restricted shareholders	—	—	—
Net loss from discontinued operations	$(864)	$(2,940)	$(14,929)

Net income (loss) attributable to common shareholders	$(333)	$(1,910)	$7,584
Net income attributable to restricted shareholders	—	—	204
Net income (loss)	$(333)	$(1,910)	$7,788

Denominator:
Weighted average common shares outstanding — basic	15,047,956	14,970,502	14,970,502
Effect of dilutive stock options and non-vested restricted stock	15,966	403,467	403,467
Weighted average common and common equivalent shares outstanding — diluted	15,063,922	15,373,969	15,373,969

Basic income (loss) per share:
Basic income per share from continuing operations	$0.04	$0.07	$1.52
Basic loss per share from discontinued operations	$(0.06)	$(0.20)	$(1.00)
Basic income (loss) per share	$(0.02)	$(0.13)	$0.52

Diluted income (loss) per share:
Diluted income per share from continuing operations	$0.04	$0.07	$1.48
Diluted loss per share from discontinued operations	$(0.06)	$(0.19)	$(0.97)
Diluted income (loss) per share	$(0.02)	$(0.12)	$0.51

	Successor		Predecessor
	Three Months Ended June 30, 2007	Two Months Ended June 30, 2006	One Month Ended April 30, 2006
	(Unaudited)		(Unaudited)
Numerator:
Net income from continuing operations attributable to common shareholders	$1,015	$1,003	$44,523
Net income from continuing operations attributable to restricted shareholders	18	27	1,200
Net income from continuing operations	$1,033	$1,030	$45,723

Net income (loss) from discontinued operations attributable to common shareholders	$171	$(2,940)	$(7,014)
Net income (loss) from discontinued operations attributable to restricted shareholders	3	—	—
Net income (loss) from discontinued operations attributable to common shareholders	$174	$(2,940)	$(7,014)

Net income (loss) attributable to common shareholders	$1,187	$(1,910)	$37,693
Net income attributable to restricted shareholders	20	—	1,016
Net income (loss)	$1,207	$(1,910)	$38,709

Denominator:
Weighted average common shares outstanding—basic	15,086,156	14,970,502	14,970,502
Effect of dilutive stock options and non-vested restricted stock	77,231	403,467	403,467
Weighted average common and common equivalent shares outstanding—diluted	15,163,387	15,373,969	15,373,969

Basic income (loss) per share:
Basic income per share from continuing operations	$0.07	$0.07	$3.05
Basic income (loss) per share from discontinued operations	$0.01	$(0.20)	$(0.47)
Basic income (loss) per share	$0.08	$(0.13)	$2.59

Diluted income (loss) per share:
Diluted income per share from continuing operations	$0.07	$0.07	$2.97
Diluted income (loss) per share from discontinued operations	$0.01	$(0.19)	$(0.46)
Diluted income (loss) per share	$0.08	$(0.12)	$2.52

For the nine months ended June 30, 2007, 191,471 stock options and 27,600 shares of restricted stock were excluded from the computation of fully diluted earnings per share because their effect was anti-dilutive.  For the three months ended June 30, 2007, 91,471 stock options and 24,000 shares of restricted stock were excluded from the computation of fully diluted earnings per share because their effect was anti-dilutive.  For the two months ended June 30, 2006, 51,471 stock options were excluded from the computation of fully diluted earnings per share because their effect was anti-dilutive.

7. OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

Our reportable segments are strategic business units that offer products and services to two distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. These segments contain different economic characteristics and are managed through geographically-based regions.

We currently manage and measure performance of our business in two distinctive operating segments: commercial and industrial, and residential. The commercial and industrial segment provides electrical and communications contracting, design, installation, renovation, engineering and upgrades and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, manufacturing and processing facilities, military installations, airports, refineries, petrochemical and power plants, outside plant, network enterprise and switch network customers. The residential segment consists of electrical and communications contracting, installation, replacement and renovation services in single family and low-rise multifamily housing units. Corporate includes expenses associated with our home office and regional infrastructure.

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

As a result of implementing fresh-start accounting (see Note 2), the segment information for the Successor is not comparable to the segment information for the Predecessor. Segment information for continuing operations for all Predecessor and Successor periods is presented on the following tables (in thousands):

	Nine Months Ended June 30, 2007
Successor	Commercial and Industrial	Residential	Corporate	Total

Revenues	$406,599	$259,378	$—	$665,977
Cost of services	340,335	213,634	—	553,969
Gross profit	66,264	45,744	—	112,008
Selling, general and administrative	41,252	28,739	34,783	104,774
(Gain) loss on sale of assets	(217)	39	61	(117)
Income (loss) from operations	$25,229	$16,966	$(34,844)	$7,351
Other data:
Depreciation and amortization expense	$2,282	$2,328	$2,897	$7,507
Capital expenditures	1,037	349	240	1,626
Total assets	146,939	88,082	115,908	350,929

	Three Months Ended June 30, 2007
Successor	Commercial and Industrial	Residential	Corporate	Total

Revenues	$136,682	$85,949	$—	$222,631
Cost of services	113,492	70,830	—	184,322
Gross profit	23,190	15,119	—	38,309
Selling, general and administrative	13,620	9,714	10,779	34,113
(Gain) loss on sale of assets	(90)	(5)	4	(91)
Income (loss) from operations	$9,660	$5,410	$(10,783)	$4,287
Other data:
Depreciation and amortization expense	$1,206	$762	$609	$2,577
Capital expenditures	453	103	137	693

	Two Months Ended June 30, 2006
Successor	Commercial and Industrial	Residential	Corporate	Total

Revenues	$96,547	$70,404	$—	$166,951
Cost of services	82,995	59,648	—	142,643
Gross profit	13,552	10,756	—	24,308
Selling, general and administrative	8,300	7,233	5,857	21,390
(Gain) loss on sale of assets	(20)	(2)	(49)	(71)
Income (loss) from operations	$5,272	$3,525	$(5,808)	$2,989
Other data:
Depreciation and amortization expense	$177	$506	$676	$1,359
Capital expenditures	167	114	120	401
Total assets	155,457	101,253	79,649	336,359

	Seven Months Ended April 30, 2006
Predecessor	Commercial and Industrial	Residential	Corporate	Total

Revenues	$301,357	$215,507	$—	$516,864
Cost of services	261,402	175,545	—	436,947
Gross profit	39,955	39,962	—	79,917
Selling, general and administrative	26,991	24,303	18,478	69,772

(Gain) loss on sale of assets	(29)	(5)	141	107
Income (loss) from operations	$12,993	$15,664	$(18,619)	$10,038
Other data:
Depreciation and amortization expense	$1,958	$647	$1,418	$4,023
Capital expenditures	726	392	349	1,467
Total assets	151,773	89,497	88,958	330,228

	One Month Ended April 30, 2006
Predecessor	Commercial and Industrial	Residential	Corporate	Total

Revenues	$41,507	$32,640	$—	$74,147
Cost of services	35,878	26,562	—	62,440
Gross profit	5,629	6,078	—	11,707
Selling, general and administrative	3,603	3,517	2,875	9,995
(Gain) loss on sale of assets	1	—	—	1
Income (loss) from operations	$2,025	$2,561	$(2,875)	$1,711
Other data:
Depreciation and amortization expense	$249	$90	$210	$549
Capital expenditures	38	31	18	87

We do not have operations or long-lived assets in countries outside the United States of America.

The commercial and industrial segment reported higher depreciation and amortization for the nine months ended June 30, 2007, compared to the two months ended June 30, 2006 and seven months ended April 30, 2006, due to additional depreciation expense included in selling, general and administrative expenses of $2.0 million. The added depreciation and amortization is related to the step-up in property and equipment recorded at April 30, 2006, as a result of adopting fresh-start accounting (see Note 2).

Total assets as of June 30, 2007, June 30, 2006 and April 30, 2006 exclude assets held for sale associated with discontinued operations of $10.6 million, $41.5 million and $49.1 million, respectively.

8.            STOCKHOLDERS’ EQUITY

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

Pursuant to our plan of reorganization, the 2006 Equity Incentive Plan (the “2006 Plan”) became effective on May 12, 2006. The 2006 Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Plan.

Restricted Stock

In January 2005, we granted a restricted stock award of 365,564 shares under the 1999 Incentive Compensation Plan to certain employees. Under the terms of the original agreement, this award vested in equal installments on January 3, 2006 and 2007, provided the recipient was still employed by us on the vesting date. The market value of the stock on the date of grant for this award was $1.7 million, which was to be recognized as compensation expense over the related two-year-vesting period. On January 3, 2006, 147,141 restricted shares vested under this award, and on May 12, 2006, 134,531 restricted shares vested under this award and were expensed in accordance with the terms of the reorganization plan. Through May 12, 2006, a total of 83,892 shares were forfeited under this grant.  Included in stock-based compensation for the one and seven months ended April 30, 2006 is $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the reorganization plan. These restricted shares would have otherwise not vested until January 2007.

Effective May 12, 2006, 384,850 shares of restricted stock were granted to certain employees under the 2006 Plan. These shares vest one-third per year starting January 1, 2007. On January 1, 2007, 113,332 shares vested.  Through June 30, 2007, a total of 68,503 of these shares have been forfeited.  Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $9.5 million; however, based on forfeitures to date and projected forfeitures for the remaining vesting period, we estimate that we will recognize a total of $7.3 million associated with this award.

In the third quarter of 2006, 8,400 shares of restricted stock were granted to members of the board of directors.  These shares vested on February 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.2 million.

In the fourth quarter of 2006, 25,000 shares of restricted stock were granted to one of our officers, vesting one-third per year beginning on July 12, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.4 million.

In the second quarter of 2007, 3,600 shares of restricted stock were granted to one of our officers, vesting one-third per year beginning on February 28, 2008. Under SFAS 123(R), the estimated value of these restricted shares on the date of grant was $0.1 million.

In the third quarter of 2007, 20,000 shares of restricted stock were granted to one of our officers, vesting one-third per year beginning on April 10, 2008.  Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.4 million.  Also in the third quarter of 2007, 4,000 shares of restricted stock were granted to one of our former officers under a consulting agreement.  These shares vest fully on December 31, 2007.  Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.1 million.

All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

During the three months and nine months ended June 30, 2007, we recognized $0.6 million and $3.1 million, respectively, in compensation expense related to these awards.  During the two months ended June 30, 2006, the one month ended April 30, 2006 and the seven months ended April 30, 2006, we recognized $0.8 million, $0.6 million and $1.1 million, respectively in compensation expense related to these awards.  At June 30, 2007, the unamortized compensation cost related to outstanding unvested restricted stock was $4.1 million.  This compensation expense will be recognized in accordance with the vesting terms between July 2007 and April 2010.

Stock Options

On May 12, 2006, all outstanding stock options under the 1997 Stock Plan, the Directors’ Stock Plan and the 1999 Incentive Compensation Plan were cancelled pursuant to the plan of reorganization and these plans were terminated.

During the third quarter of 2006, under the 2006 Plan, we granted an officer 29,412 stock options with an exercise price of $34.50 that were immediately exercisable and 22,509 stock options with an exercise price of $57.50 that had a 90-day vesting period.  These options expire in February 2008 if they are not exercised.

During the fourth quarter of 2006, under the 2006 Plan, we granted an officer 100,000 stock options with an exercise price of $17.36.  These options vest over a three-year period at a rate of one-third per year on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

During the third quarter of 2007, under the 2006 Plan, we granted 40,000 stock options with an average exercise price of $27.15.  These options vest over a three-year period at a rate of one-third per year on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

During the three months and nine months ended June 30, 2007, we recognized $0.1 million and $0.3 million, respectively, in compensation expense related to these awards.  During both the two months ended June 30, 2006, and the seven months ended April 30, 2006, we recognized $0.1 million in compensation expense related to these awards.  At June 30, 2007, the unamortized compensation cost related to outstanding unvested stock options was $1.3 million. This compensation expense will be recognized in accordance with the vesting terms between July 2007 and June 2010.

The following table summarizes activity under our stock option and incentive compensation plans:

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2006	151,471	$26.53
Options Granted	40,000	27.15
Exercised	—	—
Forfeited and Cancelled	—	—
Outstanding, June 30, 2007	191,471	$26.66
Exercisable, June 30, 2007	51,471	$44.36

The following table summarizes options outstanding and exercisable at June 30, 2007:

Range of Exercise Prices	Outstanding as of June 30, 2007	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of June 30, 2007	Weighted-Average Exercise Price
$ 17.36	100,000	9.0	$17.36	—	—
$ 25.08 – $ 33.35	40,000	9.9	27.15	—	—
$ 34.50 – $ 57.50	51,471	0.6	44.36	51,471	44.36
	191,471	6.9	$26.66	51,471	$44.36

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are involved in various legal proceedings that have arisen in the ordinary course of business. It is not possible to predict the outcome of such proceedings with certainty, and it is possible that the results of legal proceedings may materially adversely affect us. In our opinion, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations. We expense routine legal costs related to proceedings as incurred.

The following is a discussion of certain significant legal matters we are currently involved in:

In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342; in the United States District Court for the Southern District of Texas, Houston Division:

Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas. The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborer’ Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties’ agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented our financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of our internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions with us, and obtain a credit facility for us.

On August 5, 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. The defendants argued, among other things, that the amended complaint failed to allege fraud with particularity as required by Rule 9(b) of the Federal Rules of Civil Procedure and failed to satisfy the heightened pleading requirements for securities fraud class actions under the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Specifically, defendants argued that the amended complaint did not allege fraud with particularity as to numerous GAAP violations and opinion statements about internal controls, failed to raise a strong inference that defendants acted knowingly or with severe recklessness, and included vague and conclusory allegations from confidential witnesses without a proper factual basis. Lead plaintiff filed its opposition to the motion to dismiss on September 28, 2005, and defendants filed their reply in support of the motion to dismiss on November 14, 2005.

On January 10, 2006, the district court dismissed the putative class action with prejudice, ruling that the amended complaint failed to raise a strong inference of scienter and, therefore, did not satisfy the pleading requirements for a securities class action under the PSLRA. The lead plaintiff appealed to the United States Court of Appeals for the Fifth Circuit arguing that the lower court erred substantively and procedurally in its rulings. Both plaintiff and defendants have filed their respective briefs, and the Fifth Circuit heard the matter under oral argument on May 3, 2007, and we are currently awaiting a ruling.

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

On April 20, 2006, we received a “Wells Notice” from the staff of the Securities and Exchange Commission (“Staff”). In addition, we have been informed that Wells Notices have been issued to certain of our former executives. The Staff has indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, our contingent liabilities disclosures in various prior periods, and our failure to disclose a change in our policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices to us include violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. We first disclosed the existence of the SEC inquiry into this matter in November 2004.

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

Sanford Airport Authority vs. Craggs Construction v. Florida Industrial Electric and IES:

This is a property damage suit for the insured by CNA with a $0.4 million deductible that we have accrued. In January 2003, the Sanford Airport Authority (Sanford) hired Craggs Construction Company (Craggs) to manage construction of an airport taxiway and related improvements. Craggs entered into a subcontract with Florida Industrial Electric (FIE), then a wholly owned subsidiary of IES, to perform certain of the electrical and lighting work. During the construction of the project, Sanford became dissatisfied with Cragg’s work and terminated Craggs’ contract. Sanford retained a new general contractor to complete the project and asked that FIE remain on the project to complete its electrical work. Sanford then filed its lawsuit against Craggs for breach of contract, claiming Craggs’ failure to properly manage the project resulted in interference, delays, and deficient work. Sanford’s allegations include damage caused by the allegedly improper installation of the runway lighting system. Craggs filed a third party complaint against FIE, alleging breach of contract, contractual indemnity, and common law indemnity based on allegations that FIE failed to perform its work properly.

Sanford alleges over $2.5 million in total damages; it is unclear how much of this amount Craggs may claim arises from FIE’s work. Discovery indicates electrical repairs fall in the $0.1 million to $0.3 million range; however, exposure for liquidated damages for the time period during which the airport was closed due to runway light failure may range over $6.3 million. Cost of defense of this matter is being handled by our insurance carrier under a reservation of rights letter. There is no guarantee that the insurance carrier will assure liability for such liquidated damages. Trial in that case has been re-set to August 2007.

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2007, $22.6 million of our outstanding letters of credit were utilized to collateralize our insurance program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 1.0 million pounds. We did settle 1.7 million pounds in commitments for $0.5 million in cash during the nine months ended June 30, 2007. We expect to take delivery of the remaining commitments between July 1, 2007 and March 31, 2008. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2007, our cost to complete projects covered by surety bonds was approximately $59.1 million, and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $31.9 million to collateralize our bonding programs. At June 30, 2007, that collateral was comprised of $22.5 million in letters of credit and $9.4 million of cash and accumulated interest thereon ($9.0 million is included in Other Non-Current Assets and the remaining $0.4 million of accumulated interest is included in other non-current assets, net in the accompanying consolidated balance sheets.

During the year ended September 30, 2006, one of our subsidiaries received approximately $3.7 million in backcharges from a customer, which we are disputing. We have done a preliminary evaluation of the merits of the backcharges and, as a result, recorded $1.4 million in charges to write off the remaining receivables, costs in excess of billings on uncompleted contracts for these jobs and accrued losses payable. The remaining claim associated with these backcharges is approximately $4.4 million for which we have not recorded any liability as we do not believe in the validity of the claims and believe payment is not probable. We recognize that litigation may ensue. While we believe there is no merit to the customer’s claims, there can be no assurances that we will ultimately prevail in this dispute or any litigation that may be commenced.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2007, we had invested $4.7 million under our commitment to EnerTech.

We are party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. At June 30, 2007, we had $2.2 million in prepaids and other current assets related to this arrangement.

We have completed an asset divestiture program involving the sale of substantially all of the assets and liabilities of certain wholly owned subsidiary business units. As part of these sales, the purchasers assumed all liabilities except those specifically retained by us. These transactions do not include the sale of the legal entity (our subsidiary) and as such we retained certain potential legal liabilities. In addition to specifically retained liabilities, contingent liabilities exist in the event the purchasers are unable or unwilling to perform under their assumed liabilities. These contingent liabilities may include items such as:

•             Joint responsibility for any liability to the surety bonding company if the purchaser fails to perform the work. (The cost to complete on bonded projects for which we are jointly responsible is $0.1 million at June 30, 2007.)

•             Liability for contracts for work not finished if the contract has not been assigned and a release obtained from the customer.

•             Liability on ongoing contractual arrangements such as real property and equipment leases where no assignment and release has been obtained.

These potential liabilities will continue to diminish over time. To date, we have not been required to perform any projects sold under this divestiture program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. See “Disclosure Regarding Forward-Looking Statements.”

General

The terms, “IES”, the “Company”, “we”, “our”, and “us”, when used with respect to the periods prior to our emergence from Chapter 11, are references to the Predecessor, and when used with respect to the period commencing after our emergence from Chapter 11, are references to the Successor, as the case may be, unless otherwise indicated or the context otherwise requires.

Basis of Presentation

In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to “Successor” in the financial statements are in reference to reporting dates on and after May 1, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006, including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006, or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

References to year-to-date 2006 financial information throughout this discussion combine the periods of October 1, 2005 to April 30, 2006 (Predecessor) with May 1, 2006 to June 30, 2006 (Successor), which is a non-GAAP measure. A reconciliation is provided to that effect. The combined results are not intended to reflect pro-forma results, however management believes that providing this financial information is the most relevant and useful method for making comparisons to the three and nine months ended June 30, 2007. To the extent that basis differences between the predecessor and successor periods are material (such as depreciation and amortization), such differences are disclosed in our discussion.

Restatement of Prior Quarters

In order to correct a misstatement related to accounting for inventory at one of our subsidiaries, we disclosed in our annual report on Form 10-K for the year ended September 30, 2006, that we would restate the previously issued unaudited consolidated financial statements. These unaudited consolidated financial statements are as of and for the three months ended December 31, 2005, the three and six months ended March 31, 2006, the one and seven months ended April 30, 2006, and the two months ended June 30, 2006. We filed the Forms 10-Q/A as of and for such periods ended to reflect this restatement on May 29, 2007.

Restricted Stock Compensation Error

In January 2007, we became aware of a bookkeeping error in the recording of compensation expense related to unvested restricted stock. It was determined that we had under-recorded compensation expense related to unvested restricted stock. On May 12, 2006, we granted various employees restricted stock. The restricted stock vested in equal amounts on January 1, 2007, 2008, and 2009. At the time of grant, we estimated the total compensation expense related to these restricted shares and began amortizing the expense straight-line over the vesting periods. However, the straight-line amortization did not consider that the first tranche of restricted stock vested in 7.5 months and not at 12 month intervals as did tranche two and tranche three. As such, the results for the quarter ended March 31, 2007, include a charge to compensation expense of $0.5 million attributable to the year ended September 30, 2006.

We have considered the guidance in Statement of Financial Accounting Standard No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting,”  SEC Staff Accounting Bulletin No. 99 “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 and its predecessor, Accounting Principles Board No. 20 “Accounting Changes,” both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on an evaluation of quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we currently believe the identified misstatement is immaterial. This conclusion is based on current internal forecasts of our fiscal 2007 operating results. Actual results could differ and may result in a restatement of our previously issued financial statements.

Surety Update

The CHUBB Surety Agreement

We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006 and related documents, with Federal Insurance Company and its affiliates (collectively “CHUBB”), which provides for the provision of surety bonds to support our contracts with certain of our customers.  As of June 30, 2007, we had $57.9 million bonded costs to complete under outstanding CHUBB bonds.

In connection with our restructuring, and the order confirming our plan of reorganization under Chapter 11 of the Bankruptcy Code, we entered into a post-confirmation financing agreement with CHUBB. Effective June 1, 2006, this agreement provides CHUBB, (1) in its sole and absolute discretion to issue up to an aggregate of $70 million in new surety bonds, with not more than $10 million in new surety bonds to be issued in any given month; (2) no single bond will be issued under the facility with a penal sum in excess of $3 million, or with respect to a contract having a completion date more than 18 months from the commencement of work thereunder; and (3) to give permission for our use of cash collateral in the form of proceeds of all contracts as to which CHUBB has issued surety bonds. We paid a facility fee of $1.0 million to CHUBB at inception of the this agreement. This fee was capitalized and fully amortized over the life of the agreement.

On October 30, 2006, we entered into an amendment to the surety agreement with CHUBB. Under the amendment, we agreed to pay a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the amendment. The balance was paid on January 2, 2007. The amendment allowed us to have up to $80 million cost to complete on bonded projects at any time. The amendment deleted the expiration date for issuance of bonds under the surety agreement and deleted the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provided for the reduction of the existing pledged cash collateral amount to $14.0 million by January 2, 2007. The excess collateral amount of approximately $4.8 million was returned to us on November 1, 2006. This $4.8 million was included in prepaid expenses and other current assets at September 30, 2006. Further details can be obtained on the amendment in our current report on Form 8-K dated October 30, 2006.

On May 31, 2007, CHUBB returned an additional $5.0 million of collateral to us. This $5.0 million was included in other non-current assets, net at March 31, 2007 and was classified as an increase in cash flow from operations for the three and nine month periods ended June 30, 2007.

In connection with the CHUBB agreements, we expensed $0.5 million for the nine months ended June 30, 2007 in facility fees. No facility fees were incurred for the three months ended June 30, 2007.

The SureTec Bonding Facility

We are party to a general agreement of indemnity dated September 21, 2005 and related documents, with SureTec Insurance Company (“SureTec”), which provides for the provision of surety bonds to support our contracts with certain of our customers.

The SureTec facility provides for SureTec in its sole and absolute discretion to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of June 30, 2007, we had $1.2 million bonded cost to complete under the SureTec bonding facility.

The Scarborough Bonding Facility

We are party to a general agreement of indemnity dated March 21, 2006 and related documents, with Edmund C. Scarborough, Individual Surety (“Scarborough”), to supplement the bonding capacity under the CHUBB facility and the SureTec facility.

Under this facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $150 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to corporate surety, like CHUBB or SureTec), and these bonds are not rated. However, the issuance of Scarborough’s bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as a trustee for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.

Scarborough’s obligation to issue new bonds is discretionary, and the aggregate bonding was subject to Scarborough’s receipt of $2.0 million in collateral to secure all of our obligations to Scarborough. Bank of America and Scarborough have entered into an inter-creditor agreement. As of June 30, 2007, we had $60.3 million in aggregate face value of bonds issued under the Scarborough bonding facility.

Financing

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered into a revolving credit facility with Bank of America and certain other lenders. The revolving credit facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the plan. At June 30, 2007, we had $75.6 million availability on the revolving credit facility and $46.7 million in letters of credit issued against the revolving credit facility with remaining availability of $28.9 million; however, in order to remain in compliance with our financial covenants, we can only borrow up to $13.3 million of this amount.

On October 13, 2006, we entered into an amendment and waiver to the loan and security agreement, dated May 12, 2006, with Bank of America (see Form 8-K filed on October 13, 2006). This amended the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $18.0 million to $21.0 million. The amendment also provided a waiver of any violation of the loan and security agreement resulting from our failure to achieve the minimum Shutdown EBIT on the August 31, 2006 measurement date.

On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the loan and security agreement, dated May 12, 2006, with Bank of America. This amended the loan and security agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) for the period beginning on October 1, 2006 and thereafter from zero to negative $2.0 million. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

On December 11, 2006, we entered into an amendment to the loan and security agreement, dated May 12, 2006 with Bank of America. This amended the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from $21.0 million to $22.0 million.

On May 7, 2007, we entered into an amendment to the loan and security agreement, dated May 12, 2006 with Bank of America. This amended the loan agreement to allow us to pay down $15 million in principal on the senior secured term loan. The amendment also included the reduction of the Leverage Ratio, and the elimination of the Residential EBIT and Commercial EBIT (all defined terms in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.

Loans under the credit facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we are charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (3) certain other fees and charges as specified in the credit agreement.

The credit facility will mature on May 12, 2008, and we are currently developing refinancing alternatives. The credit facility is guaranteed by our subsidiaries and is secured by first priority liens on substantially all of our existing and future acquired assets, exclusive of collateral provided to sureties. The credit facility contains customary affirmative, negative and financial covenants. The financial covenants are described below in the section titled “Financial Covenants.”

The Term Loan

On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.

The term loan bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement. Interest is payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date that we have the option to direct that interest be paid by capitalizing that interest as additional loans under the term loan. We capitalized interest as additional loans of $1.5 million and $5.0 million for the three and nine months ended June 30, 2007, respectively. As of June 30, 2007, we have capitalized interest as additional loans of $7.6 million. Subject to the term loan lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the term loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The term loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the credit facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the term loan agreement. Additionally, the term loan includes provisions for optional and mandatory prepayments on the conditions as set forth in the term loan agreement. The term loan is guaranteed by our subsidiaries, is secured by substantially the same collateral as the revolving credit facility, and is second in priority to the liens securing the revolving credit facility. The adjusted interest rate on the term loan for the period April 1, 2007 through June 30, 2007 was 11.55% as a result of our performance during the period from January 1, 2006 through June 30, 2007.

On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the term loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. This amends the term loan to, among other things, change the amount of EBIT permitted for the companies associated with the exit plan (see Note 4, “Strategic Actions” for a summary of the exit plan) from not less than zero to not less than negative $2.0 million. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

On May 8, 2007, we entered into an amendment to the loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. This amends the loan agreement to reduce the Consolidated Leverage Ratio, and to eliminate the requirement of the Residential EBIT and Commercial EBIT (all as defined in the term loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee and a $0.7 million prepayment penalty included as part of the amendment.

The term loan has many of the same financial covenants as the revolving credit facility.

Financial Covenants

The financial covenants for both the Revolving Credit Facility and Term Loan are the same, with the exception of the cash collateral requirement, which is categorized in a different section for the credit facility.  As of June 30, 2007, we were in compliance with all of the amended financial covenants under both facilities, which are shown in the table that follows:

Covenant	Requirement	Actual as of June 30, 2007
Shutdown Subsidiaries Earnings Before Interest and Taxes	Not to exceed a loss of $2 million	Loss of $1.3 million

Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	1.55:1.00

Leverage Ratio	Maximum of 4.00:1.00	3.38:1.00

Maintain Cash Collateral	Minimum of $20 million	$20 million

As of September 30, 2006, we were also in compliance with all of our financial covenants.

Restructuring Program

We have commenced restructuring our operations into three major lines of business: Industrial, Commercial and Residential from our current decentralized structure.  This operational restructuring is a part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy in the future.  The operational restructuring plan will consolidate administrative support functions, eliminating redundant functions currently performed at our 27 business units.  We estimate we will achieve a 15-20% reduction in non-operational field resource compensation costs through this restructuring along with improved operational efficiencies.  We expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $10 million over the course of the restructuring process, which will be implemented over approximately 18 months.

The first phase of this program was initiated in June 2007.  Under this portion of the planned restructuring, five of our business units will be integrated under the IES Industrial division, and the support and administrative functions of those businesses will be combined at an operating location in Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for approximately 10 employees who will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to three months. We expect to recognize approximately $0.2 million in severance liabilities for the estimated fair value of cash compensation and health care coverage which we expect to incur in the fourth quarter of our 2007 fiscal year. We have incurred charges of approximately $0.1 million for consulting services associated with the restructuring program during the three month and nine month periods ended June 30, 2007. These charges are included in the selling, general and administrative expenses.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 4 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 30, 2006 and at relevant sections in this discussion and analysis.

As a result of the Chapter 11 bankruptcy proceedings, we prepared our financial statements in accordance with SOP 90-7 from the commencement date through April 30, 2006, the date of adoption of fresh-start reporting. SOP 90-7 requires us to, among other things, (1) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, (3) assess the applicability of fresh-start accounting upon emergence from bankruptcy and (4) allocate the reorganization value to our assets and liabilities only if fresh-start is applicable. This allocation requires certain assumptions and estimates to determine the fair value of asset groups including estimates about future cash flows and discount rates, among other things.

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

We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows, discount rates as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. During the nine months ended June 30, 2007 and the two months ended June 30, 2006 and the seven months ended April 30, 2006, we did not record an impairment of goodwill charge.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups including estimates about future cash flows, discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections. During the nine months ended June 30, 2006, we recorded a non-cash impairment charge of $0.3 million, related to long-lived assets of continuing operations.  There was no impairment charge recorded for the nine months ended June 30, 2007.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at June 30, 2007, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006

Effective April 30, 2006, we implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements prior to May 1, 2006 are not comparable with the financial statements for the periods May 1, 2006 to June 30, 2007.  This combined presentation for the nine month period ending June 30, 2006 reflects a non-GAAP financial measurement and the combined results are not intended to reflect pro-forma results as if the businesses were combined for the entire period.  However, for management’s discussion and analysis of the results of operations, the nine months ended June 30, 2006 have been compared to the nine months ended June 30, 2007. We believe this comparison provides a better perspective of our on-going financial and operational performance. References to the nine months ended June 30, 2006 financial information throughout this discussion combine the periods of October 1, 2005 to April 30, 2006 with the periods of May 1, 2006 to June 30, 2006. A reconciliation is provided to that effect in the following table.

	Successor				Predecessor		Combined (Non-GAAP)
	Nine Months Ended June 30, 2007		Two Months Ended June 30, 2006		Seven Months Ended April 30, 2006		Nine Months Ended June 30, 2006
	$	%	$	%	$	%	$	%
	(dollars in millions)

Revenues	$666.0	100.0%	$167.0	100.0%	$516.9	100.0%	$683.8	100.0%
Cost of services (including depreciation)	554.0	83.2%	142.6	85.4%	436.9	84.5%	579.6	84.8%
Gross profit	112.0	16.8%	24.3	14.6%	79.9	15.5%	104.2	15.2%
Selling, general & administrative expenses	104.8	15.7%	21.4	12.8%	69.8	13.5%	91.2	13.3%
(Gain) loss on sale of assets	(0.1)	(0.0)%	(0.1)	(0.0)%	0.1	0.0%	0.0	0.0%
Income from operations	7.4	1.1%	3.0	1.8%	10.0	1.9%	13.0	1.9%
Reorganization items, net	—	—%	0.4	0.3%	(28.6)	(5.5)%	(28.2)	(4.1)%
Interest and other (income) expense, net	4.7	0.7%	1.5	0.9%	15.2	2.9%	16.7	2.4%
Income before income taxes	2.6	0.4%	1.0	0.6%	23.5	4.5%	24.5	3.6%
Provision for income taxes	2.1	0.3%	0.0	0.0%	0.8	0.1%	0.8	0.1%
Income from continuing operations	0.5	0.1%	1.0	0.6%	22.7	4.4%	23.7	3.5%
Loss from discontinued operations	(0.9)	(0.1)%	(2.9)	(1.8)%	(14.9)	(2.9)%	(17.9)	(2.6)%
Net income (loss)	$(0.3)	(0.1)%	$(1.9)	(1.1)%	$7.8	1.5%	$5.9	0.9%

Revenues

	Successor				Predecessor		Combined (Non-GAAP)
	Nine Months Ended June 30, 2007		Two Months Ended June 30, 2006		Seven Months Ended April 30, 2006		Nine Months Ended June 30, 2006
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
Commercial and Industrial	$406.6	61.1%	$96.6	57.8%	$301.4	58.3%	$397.9	58.2%
Residential	259.4	38.9%	70.4	42.2%	215.5	41.7%	285.9	41.8%
Total Consolidated	$666.0	100.0%	$167.0	100.0%	$516.9	100.0%	$683.8	100.0%

The decline in consolidated revenues for the nine month period ended June 30, 2007 is due mainly to the effects of the nationwide decline in single-family housing construction on our residential business segment.  Recent industry reports indicate that new housing starts have declined approximately 25% nationwide in the first six months of 2007.  Our residential revenues have declined approximately 9.3% in the first nine months of our fiscal year, which we attribute to the aforementioned decline in the housing market, buoyed somewhat by our ability to pass along increased material prices, in particular copper wire in the current year.   Partially

offsetting the decline in total revenues for the nine month period ended June 30, 2007 is the increase in revenues in our commercial and industrial business segment.  Industry studies indicate that nonresidential building has essentially held steady in the first half of 2007, and we attribute our 2% increase in revenues to new contracts in our office building, retail and hotel/condominium lines of business and also on growth in our communication services.

Gross Profit

	Successor				Predecessor		Combined (Non-GAAP)
	Nine Months Ended June 30, 2007		Two Months Ended June 30, 2006		Seven Months Ended April 30, 2006		Nine Months Ended June 30, 2006
	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Commercial and Industrial	$66.3	16.3%	$13.5	14.0%	$40.0	13.3%	$53.5	13.4%
Residential	45.7	17.6%	10.8	15.3%	39.9	18.5%	50.7	17.7%
Total Consolidated	$112.0	16.8%	$24.3	14.6%	$79.9	15.5%	$104.2	15.2%

The improvement in consolidated gross profit for the nine month period ended June 30, 2007 was due to increased margins as a percentage of revenue in the commercial and industrial sector, enabling us to overcome the effects of reduced consolidated revenue.  Our commercial and industrial sector’s gross margin percentage improved approximately 300 basis points due to better execution of new and existing contracts, improved control over our contract bidding process, and increased project oversight based on procedures put in place as a result of our transformation efforts.  The improvement in commercial and industrial gross profit percentage contributed approximately $11.6 million to the $12.8 million improvement in gross margin.  Offsetting gross profit contributions from the commercial and industrial sector was the effect of the decline in residential revenues as previously discussed. The decrease in residential revenues accounted for $4.7 million of the $5.0 million decline in residential gross profit, as profit margin percentage was essentially unchanged from period to period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased both in total and as a percent of revenue principally as a result of our strategic efforts to reorganize the Company and to recruit and train new leadership.  Notable items driving the increase in selling, general and administrative costs were a $6.0 million investment in external support for an internal transformation program to implement operational improvements that was begun in this fiscal year, $2.0 million for field-level leadership incentive bonuses primarily associated with improved cash management performance, non-cash compensation expenses of $1.2 million for restricted stock and stock option awards, $1.3 million in salaries expense and $1.8 million in bonuses also associated with cash management and to attract appropriate management talent. Other increases included $1.1 million in additional insurance expense, and a $2.5 million increase in depreciation expense resulting from fresh start accounting.  An offset to these increases was a $2.0 million reduction in legal fees.

Reorganization Items

During the nine months ended June 30, 2006, in connection with our reorganization under Chapter 11, we recorded a gain of $27.2 million. These reorganization items incurred included a $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan offset by $14.0 million in professional fees related to the bankruptcy and a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes. There were no reorganization items during the nine months period ended June 30, 2007.

Interest and Other (Income) Expense, net

The $11.9 million decrease in interest and other (income) expense, net resulted from a $6.6 million decrease in amortization of debt issuance costs associated with our credit facility agreements in the current period (see “Plan of Reorganization” in Note 1). We also earned $1.6 million more interest income in the current nine month period due to higher cash and short-term investment balances combined with higher interest rates.  We incurred a $0.8 million expense associated with the $15.0 million prepayment and related debt amendments on our term loan. Our average debt balance was approximately $54 million for the nine month period ended June

30, 2007 compared to approximately $183 million for the period ended June 30, 2006, which resulted in a decrease in interest expense of approximately $3.9 million. Interest expense in 2006 includes the period from February 14, 2006 to May 12, 2006 when we did not incur interest expense on our senior subordinated notes under the terms of our reorganization plan.

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

Our tax expense for continuing operations increased to $2.1 million for the nine months ended June 30, 2007 from an expense of $0.8 million for the nine months ended June 30, 2006. The change in the tax expense relative to pre-tax book income for the nine months ended June 30, 2007 is primarily attributable to federal net operating loss for the period ended June 30, 2006 for which a tax benefit was not recorded and an increase in state tax expense related to the enactment of the Texas Margin Tax applicable to earnings for the year ended September 30, 2007.

For the nine months ended June 30, 2007 and June 30, 2006, no tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start reporting does not result in a reduction of tax expense.

The effective tax rate for the nine months ended June 30, 2007 and June 30, 2006 is as follows (in thousands):

	Successor		Combined (Non-GAAP)
	June 30, 2007		June 30, 2006
Federal income tax expense at statutory rate	$0.9	35.0%	$8.6	35.0%
State tax provision (net of federal benefit)	0.4	15.3%	0.4	1.8%
Permanent differences	0.5	20.0%	(13.7)	(56.0)%
Benefit from discontinued operations	—	—	(6.3)	(25.6)%
Valuation allowance-net operating loss	—	—	11.4	46.6%
Increase in contingent reserves	0.2	7.4%	0.6	2.2%
Other	0.1	2.0%	(0.2)	(0.9)%
Provision for income taxes	$2.1	79.7%	$0.8	3.1%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Effective April 30, 2006, we implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements prior to May 1, 2006 are not comparable with the financial statements for the periods May 1, 2006 to June 30, 2007.  This combined presentation for the nine month period ending June 30, 2006 reflects a non-GAAP financial measurement and the combined results are not intended to reflect pro-forma results as if the businesses were combined for the entire period.  However, for management’s discussion and analysis of the results of operations, the three months ended June 30, 2006 have been compared to the three months ended June 30, 2007. We believe this comparison provides a better perspective of our on-going financial and operational performance. References to the three months ended June 30, 2006 financial information throughout this discussion combine the periods of April 1, 2006 to April 30, 2006 with the periods of May 1, 2006 to June 30, 2006. A reconciliation is provided to that effect in the following table.

	Successor				Predecessor		Combined (Non-GAAP)
	Three Months Ended June 30, 2007		Two Months Ended June 30, 2006		One Month Ended April 30, 2006		Three Months Ended June 30, 2006
	$	%	$	%	$	%	$	%
	(dollars in millions)

Revenues	$222.6	100.0%	$167.0	100.0%	$74.1	100.0%	$241.1	100.0%
Cost of services (including depreciation)	184.3	82.8%	142.6	85.4%	62.4	84.2%	205.1	85.1%
Gross profit	38.3	17.2%	24.3	14.6%	11.7	15.8%	36.0	14.9%
Selling, general & administrative expenses	34.1	15.3%	21.4	12.8%	10.0	13.5%	31.4	13.0%
(Gain) loss on sale of assets	(0.1)	(0.0)%	(0.1)	(0.0)%	0.0	0.0%	(0.1)	(0.0)%
Income from operations	4.3	1.9%	3.0	1.8%	1.7	2.3%	4.7	1.9%
Reorganization items, net	—	—%	0.4	0.3%	(40.7)	(54.9)%	(40.3)	(16.7)%
Interest and other (income) expense, net	1.6	0.7%	1.5	0.9%	1.5	2.0%	3.0	1.2%
Income (loss) before income taxes	2.7	1.2%	1.0	0.6%	41.0	55.3%	42.0	17.4%
Provision (benefit) for income taxes	1.7	0.8%	0.0	0.0%	(4.8)	(6.4)%	(4.8)	(2.0)%
Income from continuing operations	1.0	0.5%	1.0	0.6%	45.7	61.7%	46.8	19.4%
Income (loss) from discontinued operations	0.2	0.1%	(2.9)	(1.8)%	(7.0)	(9.5)%	(10.0)	(4.1)%
Net income (loss)	$1.2	0.5%	$(1.9)	(1.1)%	$38.7	52.2%	$36.8	15.3%

Revenues

	Successor				Predecessor		Combined (Non-GAAP)
	Three Months Ended June 30, 2007		Two Months Ended June 30, 2006		One Month Ended April 30, 2006		Three Months Ended June 30, 2006
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
Commercial and Industrial	$136.7	61.4%	$96.6	57.8%	$41.5	56.0%	$138.1	57.3%
Residential	85.9	38.6%	70.4	42.2%	32.6	44.0%	103.0	42.7%
Total Consolidated	$222.6	100.0%	$167.0	100.0%	$74.1	100.0%	$241.1	100.0%

The decline in consolidated revenues for the three month period ended June 30, 2007 is due to factors including reduced demand for residential construction services, and greater discernment by our management with regards to decisions to enter commercial contracts.  Residential revenues were lower primarily due to the softening of the domestic single-family real estate market. Industry studies indicate that new housing starts have fallen approximately 25% in the first half of 2007. We believe declines in new housing starts, particularly in the southeastern and western United States, have contributed to increased pricing concerns among our customers and increased competitive pressure from other electrical service providers in these markets.  Residential revenues were also impacted in the third quarter of 2007 by weather conditions in the Texas market, due to an unusual amount of rainfall at the beginning of the summer season. Commercial building has remained constant in the U.S. market according to industry studies.  The slight reduction in our Commercial and Industrial revenues is the result of management’s oversight in bidding commercial projects, resulting in fewer contracts.  Revenue declines in this sector have been made up for with improved profit margins as shown in the following table.

Gross Profit
	Successor				Predecessor		Combined (Non-GAAP)
	Three Months Ended June 30, 2007		Two Months Ended June 30, 2006		One Month Ended April 30, 2006		Three Months Ended June 30, 2006
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
Commercial and Industrial	$23.2	17.0%	$13.5	14.0%	$5.6	13.5%	$19.2	13.9%
Residential	15.1	17.5%	10.8	15.3%	6.1	18.7%	16.8	16.3%
Total Consolidated	$38.3	17.2%	$24.3	14.6%	$11.7	15.8%	$36.0	14.9%

The improvement in consolidated gross profit for the three month period ended June 30, 2007 was due to increased margins as a percentage of revenue in both the commercial and industrial and residential sectors, enabling us to overcome the effects of reduced consolidated revenue.  Our commercial and industrial sector’s gross margin percentage improved approximately 310 basis points due to better execution of new and existing contracts, improved control over our contract bidding process, and increased project oversight based on procedures put in place as a result of our transformation project.  Further, our overall gross profit rebounded in the current quarter from the effects felt last year of an increase in certain material prices, in particular copper wire, that we were not able fully recover through increased pricing.  The improvement in commercial and industrial gross profit percentage accounted for $4.2 million on an overall $4.0 million improvement in gross profit in that sector.  The slight decline in commercial and industrial revenues represented a $0.2 million decrease in gross profit.  Offsetting gross profit contributions from the commercial and industrial sector was the effect of the decline in residential revenues as previously discussed. The decrease in residential revenues accounted for $2.8 million decline in gross margin, while the improvement in gross profit added $1.1 million to the overall $1.7 million decline in residential gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased both in total and as a percent of revenue principally as a result of our strategic efforts to reorganize the Company and to recruit and train new leadership.  Significant factors driving the increase in selling, general and administrative costs were a $1.8 million investment in external support for an internal transformation program to implement operational improvements that was begun in this fiscal year, a $0.3 million increase in depreciation expense resulting from fresh start accounting, a $0.1 million restructuring charges related to our current restructuring efforts described in Note 4.  Other field and regional operating expenses increased by $0.5 million during the period due primarily to $1.2 million in increased employment expenses combined with a $0.5 million reduction in bad debt charges and a $0.3 million decrease in occupancy changes.

Reorganization Items

During the three months ended June 30, 2006, in connection with our reorganization under Chapter 11, we recorded a gain of $39.3 million. These reorganization items incurred included $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan offset by $5.9 million in professional fees related to the bankruptcy. There were no reorganization items during the three months ended June 30, 2007.

Interest and Other (Income) Expense, net

Interest and other (income) expense, net decreased $1.4 million to $1.6 million for the three months ended June 30, 2007, from $3.0 million for the three months ended June 30, 2006. There was a $2.0 million decrease in amortization of debt issuance costs associated with our credit facility agreements in the current period (see “Plan of Reorganization” in Note 1). We earned $0.6 million more interest income in the current nine month period due to higher cash and short-term investment balances combined with higher interest rates.  We incurred a $0.8 million expense associated with the $15.0 million prepayment and related debt amendments on our term loan.  Our average debt balance was approximately $50 million for the three month period ended June 30, 2007 compared to approximately $143 million for the period ended June 30, 2006; however, our interest expense increased by $0.9 million over the same period due to the non-accrual of interest expense on the senior subordinated note while we were in bankruptcy reorganization.

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

Our tax expense for continuing operations increased to $1.7 million for the three months ended June 30, 2007 from a tax benefit of $4.8 million for the three months ended June 30, 2006. The change in the tax expense relative to pre-tax book income for the three months ended June 30, 2007 is primarily attributable to federal net operating loss for the period ended June 30, 2006 for which a tax benefit was not recorded and an increase in state tax expense related to the enactment of the Texas Margin Tax applicable to earnings for the year ended September 30, 2007.

For the three months ended June 30, 2007 and June 30, 2006, no tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start accounting does not result in a reduction of tax expense.

The effective tax rate for the three months ended June 30, 2007 and June 30, 2006 is as follows (in thousands):

	Successor		Combined (Non-GAAP)
	June 30, 2007		June 30, 2006
Federal income tax expense at statutory rate	$1.0	35.0%	$14.8	35.0%
State tax provision (net of federal benefit)	0.1	3.4%	—	—%
Benefit from discontinued operations	—	—	(6.6)	(15.6)%
Permanent differences	0.5	19.8%	(13.7)	(32.5)%
Valuation allowance-net operating loss	—	—	0.7	1.8%
Other	0.1	3.9%	—	—%
Provision for income taxes	$1.7	62.1%	$(4.8)	(11.3)%

Impact of Fresh-Start Accounting on Depreciation and Amortization

Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million and recorded $0.7 million and $2.0 million of additional depreciation expense for the three and nine months ended June 30, 2007, respectively.

Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve will be amortized as income over the remaining terms of the contracts. We recognized income of approximately $4,000 and $1.4 million related to the amortization of this contract loss reserve liability for the three and nine months ended June 30, 2007, respectively.

We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 2). These assets will be amortized over their expected useful lives. As a result, we have recorded $0.4 million and $1.5 million of amortization expense for the three and nine months ended June 30, 2007, respectively, related to these intangibles.

Discontinued Operations

Costs Associated with Exit or Disposal Activities

During the fiscal year ended September 30, 2006 as a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries were included in our commercial and industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came earlier.

In our assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006, we increased our general allowance for doubtful accounts having considered various factors including the risk of collection and the age of the receivables.  We believe this approach is reasonable and prudent.

In June 2007, we determined that our Mid-States Electric operating company, located in Jackson, Tennessee, would be shut down.  Mid-States’ operating equipment has either been transferred to other IES companies or is being sold to third parties. All project work will be completed prior to the Company being closed. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified as discontinued operations.

Remaining net working capital related to these subsidiaries was $8.1 million and $15.9 million at June 30, 2007 and September 30, 2006, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At June 30, 2007, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.

The exit plan is substantially complete for the subsidiaries that we elected to exit in March 2006, and the operations of these subsidiaries ceased as of September 30, 2006. Mid-States operations are still being wound down as of June 30, 2007. We have included the results of operations related to these subsidiaries in discontinued operations for the three and nine months ended June 30, 2007 and all prior periods presented have been reclassified accordingly. Revenue for these subsidiaries totaled $1.7 million and $7.9 million for the three and nine months ended June 30, 2007, respectively. Revenue for these subsidiaries was $21.3 million and $82.8 million for the three and nine months ended June 30, 2006, respectively.

Divestitures

During October 2004, we announced plans to begin a strategic alignment including the planned divestiture of certain subsidiaries within our commercial and industrial segments. As of March 31, 2006, the planned divestitures had been completed.

During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the nine months ended June 30, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairment, if any, these divestitures generated a pre-tax net gain of $0.7 million for the nine months ended June 30, 2006 which has been recognized as discontinued operations in the respective consolidated statement of operations. During the three and nine months ended June 30, 2007, there have been no additional sales of operating subsidiaries.

Summarized unaudited financial data for all discontinued operations are outlined below (in thousands):

	Successor		Predecessor
	Nine Months Ended June 30, 2007	Two Months Ended June 30, 2006	Seven Months Ended April 30, 2006
Revenues	$7,885	$13,555	$74,745
Gross profit (loss)	$(1,635)	$(1,785)	$(4,575)
Pretax loss	$(2,204)	$(2,940)	$(14,929)

	Successor		Predecessor
	Three Months Ended June 30, 2007	Two Months Ended June 30, 2006	One Month Ended April 30, 2006
Revenues	$1,660	$13,555	$7,741
Gross profit (loss)	$13	$(1,785)	$(712)
Pretax loss	$(29)	$(2,940)	$(2,210)

	Successor
	June 30, 2007	September 30, 2006
Accounts receivable, net	$6,836	$20,788
Inventory	140	186
Costs and estimated earnings in excess of billings on uncompleted contracts	3,072	3,545
Other current assets	1	30
Property and equipment, net	574	735
Other noncurrent assets	8	8
Total assets	$10,631	$25,292

Accounts payable and accrued liabilities	$1,019	$6,523
Billings in excess of costs and estimated earnings on uncompleted contracts	945	2,091
Total liabilities	1,964	8,614
Net assets	$8,667	$16,678

	Successor
Working Capital	June 30, 2007	September 30, 2006
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$68,943	$28,166
Restricted cash	20,000	—
Accounts receivable:
Trade, net of allowance of $2,083 and $1,754 respectively	131,990	148,246
Retainage	29,328	31,204
Costs and estimated earnings in excess of billings on uncompleted contracts	11,896	13,147
Inventories	22,287	25,867
Prepaid expenses and other current assets	9,950	14,867
Assets held for sale associated with discontinued operations	10,631	25,292
Total current assets	$305,025	$286,789
CURRENT LIABILITIES:
Current maturities of long-term debt	$63	$21
Accounts payable and accrued expenses	101,468	108,578
Billings in excess of costs and estimated earnings on uncompleted contracts	40,146	33,070
Liabilities related to assets held for sale associated with discontinued operations	1,964	8,614
Total current liabilities	$143,641	$150,283
Working capital	$161,384	$136,506
Working capital, excluding cash, cash equivalents and restricted cash	$72,441	$108,340

Working capital increased $24.9 million, or 18.2%, during the nine-month period ended June 30, 2007. Working capital, excluding cash, cash equivalents and restricted cash (collectively “Non-cash working capital) decreased $35.9 million, or 33.1% during the nine-month period ended June 30, 2007, principally due to our increased focus on cash collection and cash management. Notably, we reduced our trade accounts receivables, net by $16.3 million with an emphasis on lowering our days sales outstanding. As of June 30, 2007, costs in excess of billings decreased $1.3 million while billings in excess of costs increased $7.1 million over September 30, 2006.  Days sales outstanding improved by six days to 59 days at June 30, 2007 from 65 days at September 30, 2006. Accounts receivables and costs and earnings in excess of billings on uncompleted contracts as compared to quarterly revenues increased to 83.5% at June 30, 2007 from 82.5% at September 30, 2006. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights and are expected to be collected. These receivables are primarily associated with a few operating companies within our commercial and industrial segments. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible receivables as of June 30, 2007.

Our total current liabilities decreased $6.6 million, or 4.4%, to $143.6 million as of June 30, 2007 from $150.3 million as of September 30, 2006. This is a result of a $6.7 million decrease in liabilities held for sale related to the sale of a business unit subsequent to September 30, 2006 pursuant to a divestiture plan previously disclosed. In addition, there was a decrease of $7.1 million in accounts payable and accrued expenses due to the timing of payments made that was partially offset by an increase of $7.1 million in billings in excess of costs. The decrease in current liabilities was partially offset by an increase in current assets of $18.2 million, or 6.4%, to $305.0 million as of June 30, 2007 from $286.8 million as of September 30, 2006. This is the result of a $40.8 million increase in cash and cash equivalents and a $20.0 million increase in restricted cash that was reclassified from other non-current assets. There was a $14.7 million decrease in assets held for sale related to the sale of a business unit subsequent to September 30, 2006 pursuant to a divestiture plan previously disclosed. There was a $1.9 million decrease in retainage due to collections, a decrease in inventory of $3.6 million, and a decrease in prepaid expenses and other current assets of $4.9 million primarily related to $4.8 million in return of collateral held by Chubb offset by $0.6 million of additional prepaid insurance premiums.

See “Liquidity and Capital Resources” below for further information.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $68.9 million, restricted cash of $20.0 million, non-cash working capital of $72.4 million, $45.6 million in outstanding borrowings under our term loan, $46.7 million of letters of credit outstanding and available capacity under our revolving credit facility of $28.9 million. Out of the $28.9 million, we can only borrow up to $13.3 million in order to be in compliance with our financial covenants. Our total cash and cash equivalents increased 144.8% to $68.9 million at June 30, 2007 from $28.2 million at September 30, 2006.  The increase in cash and cash equivalents was primarily due to increased levels of working capital mainly related to the timing of and increased focus on collections of accounts receivable and return of collateral held by CHUBB.

During the nine month period ended June 30, 2007, we generated $56.6 million in cash from operating activities principally due to our cash collection and cash management efforts.  The cash generated by operations for the nine months ended June 30, 2007 funded all of the $15.9 million in investing and financing activities.  The net $15.9 million used for investing and financing activities during the nine months ended June 30, 2007 included $15.0 million for prepayment on our term loan, $1.1 million in net acquisitions of property, plant and equipment, and $0.2 million distribution from our investment in EnerTech Capital Partners II L.P.

Bonding Capacity

At June 30, 2007, we believe we have adequate surety bonding capacity under our surety agreements with CHUBB, SureTec and Scarborough. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond and, in the case of CHUBB, restrictions on the total amount of bonds that can be issued in a given month. As of June 30, 2007, the expected costs to complete for projects covered by CHUBB and SureTec were $59.1 million. We also had $60.3 million in aggregate face value of bonds issued under Scarborough. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. For more information see Part I, Item 2. “Surety.”

Outlook

We anticipate that the combination of cash flows and available capacity under our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures to be approximately $2.7 million for the fiscal year ended September 30, 2007. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectibility of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our credit facility. Finally, we expect to renegotiate the terms of our credit facility before it expires on May 12, 2008. See “Disclosure Regarding Forward-Looking Statements.”

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At June 30, 2007, $1.5 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2007, $22.6 million of our outstanding letters of credit were to collateralize our insurance program.

At June 30, 2007, we had total borrowing capacity of $75.6 million under our revolving credit facility. We had $46.7 million in total letters of credit issued against the revolving credit facility with remaining availability of $28.9 million. However, in order to be in compliance with our financial covenants, we can only borrow up to $13.3 million of this amount.

From time to time, we may enter into firm purchase commitments for materials such as cooper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 1.0 million pounds. We have settled 1.7 million pounds in commitments for $0.5 million in cash during the nine months ended June 30, 2007. We expect to take delivery of the remaining commitments between July 1, 2007 and March 31, 2008. The dollar amount of the remaining commitment can vary because the actual finished goods containing the committed metal content used to satisfy this commitment have differing prices.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2007, our expected cost to complete on projects covered by surety bonds was approximately $59.1 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $31.9 million to collateralize our bonding programs. We also had $60.3 million in aggregate face value of bonds issued under Scarborough.

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2007, we had invested $4.7 million under our commitment to EnerTech. The carrying value of this EnerTech investment at June 30, 2007 and September 30, 2006 was $2.6 million and $2.9 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in EnerTech to reflect the fair value of the asset in accordance with fresh-start accounting. As of June 30, 2007, there was an unrealized gain of $1.2 million related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other income / expense during the period of such determination.

As of June 30, 2007, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$45,618	$45,618
Operating lease obligations	$4,785	$7,180	$4,987	$3,381	$2,059	$—	$22,392
Capital lease obligations	$35	$50	$53	$24	$2	$—	$164
Deferred tax liabilities	$2,854	$2,303	$1,460	$59	$58	$503	$7,237

(1)       The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2007	2008	2009	2010		2011	Thereafter	Total
Standby letters of credit	$13,149	$33,502	$—	$—		$—	$—	$46,651
Other commercial commitments	$200	$—	$—	$150	(1)	$—	$—	$350

(1)       Balance of our remaining investment commitment in EnerTech $350,000.

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

Inflation

We experienced inflationary pressures during the nine months ended June 30, 2006 on the commodity prices of copper products, steel products and fuel. During the nine months ended June 30, 2007, we continued to experience volatility in the costs of copper based products.  We anticipate these fluctuations will continue through the next fiscal year. Over the long-term, we expect to be able to pass these increased costs to our customers.

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

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of 1.0 million pounds. We have settled 1.7 million in commitments for $0.5 million in cash during the nine months ended June 30, 2007. We expect to take delivery of these commitments between July 1, 2007 and March 31, 2008. The dollar amount of the remaining commitment can vary because the actual finished goods containing the committed metal content used to satisfy this commitment have differing prices.

As of June 30, 2007, there was $45.6 million outstanding under our term loan and there were no borrowings outstanding under our revolving credit facility, although the outstanding amount varies throughout the fiscal year, as working capital needs change. As a result, our exposure to changes in interest rates results from our short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at June 30, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities—Debt:
Fixed Rate	$5	$22	$—	$—	$—	$45,618	$45,645
Interest Rate (1)	8.12%	8.12%	—	—	—	11.55%	11.55%
Fair Value of Debt:
Fixed Rate							$45,645

(1)          The loan under the credit facility bears interest at 10.75% per annum, subject to adjustment as set forth in the term loan agreement based on performance. The adjusted interest rate for the three months ended June 30, 2007 was 11.55% as a result of our performance during the period from January 1, 2006 through June 30, 2007.

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

An evaluation was performed under the supervision and with the participation of our management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation and the material weakness identified below, our management, including the CEO and the CFO, concluded that our disclosure controls and procedures were not effective, as of June 30, 2007.

The conclusion that our disclosure controls and procedures were not effective as of June 30, 2007, was based on the identification of two material weaknesses in internal controls as of September 30, 2006, for which remediation is ongoing.

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

The remediation plan for the second material weakness, relating to the reconciliation of the inventory sub-ledger to the general ledger, is ongoing.

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

(b)       Changes in Internal Control Over Financial Reporting.

At June 30, 2007, we believe that the steps identified above should eventually remediate the identified material weaknesses. This remediation is ongoing and this represents the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the nine months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We cannot assure that the material weaknesses will be remediated nor do we provide assurance that no additional material weaknesses will be identified.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1

Separation and Transition Agreement between the Company and David A. Miller dated April 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed in April 13, 2007)

10.2	Employment Agreement between the Company and Raymond Guba dated April 10, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2007)

10.3

Third Amendment, dated as of May 7, 2007, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.4

First Amendment, dated as of May 7, 2007, to the Loan and Security Agreement, dated May 12, 2006, by and among integrated Electrical Services, and its subsidiaries Inc., Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.5

Amended and Restated Employment Agreement between the Company, Pollock Summit Electric Division of IES Houston Resources, Inc., and Richard C. Humphrey dated May 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer (*)

32.1	Section 1350 Certification of Michael Caliel, Chief Executive Officer (*)

32.2	Section 1350 Certification of Raymond Guba, Chief Financial Officer (*)

*        Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: August 13, 2007	By:	/S/ RAYMOND GUBA
Raymond Guba
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1

Separation and Transition Agreement between the Company and David A. Miller dated April 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed in April 13, 2007)

10.2	Employment Agreement between the Company and Raymond Guba dated April 10, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2007)

10.3

Third Amendment, dated as of May 7, 2007, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.4

First Amendment, dated as of May 7, 2007, to the Loan and Security Agreement, dated May 12, 2006, by and among integrated Electrical Services, and its subsidiaries Inc., Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.5

Amended and Restated Employment Agreement between the Company, Pollock Summit Electric Division of IES Houston Resources, Inc., and Richard C. Humphrey dated May 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael Caliel, Chief Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond Guba, Chief Financial Officer (*)

32.1	Section 1350 Certification of Michael Caliel, Chief Executive Officer (*)

32.2	Section 1350 Certification of Raymond Guba, Chief Financial Officer (*)

*        Filed herewith