Form 10-K
period 2007-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2007-12-13
CIK 1048268

Use these links to rapidly review the document
FORM 10-K INTEGRATED ELECTRICAL SERVICES, INC. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13783

Integrated Electrical Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	76-0542208 (I.R.S. Employer Identification No.)
1800 West Loop South, Suite 500, Houston, Texas 77027 (Address of principal executive offices and ZIP code)
Registrant's telephone number, including area code: (713) 860-1500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting stock of the Registrant on March 31, 2007 held by non-affiliates was approximately $193.7 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.    Yes ☒ No ☐

As of December 10, 2007, there were outstanding 15,408,486 shares of common stock of the Registrant (includes 15,204 shares reserved for issuance upon exchange of previously issued shares pursuant to the Company's Plan of Reorganization approved by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division which became effective on May 12, 2006).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on February 7, 2008 is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.
Table of Contents

PART I

DEFINITIONS

        In this Annual Report on Form 10-K, the words "IES", the "Company", "we", "our", "ours", and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company's actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

  •
  potential difficulty in fulfilling the covenant terms of our credit facilities and term loan;

  •
  limitations on the availability of sufficient credit or cash flow to fund working capital needs;

  •
  the increased costs of surety bonds affecting margins on work and the ability to obtain additional bonding;

  •
  the inherent uncertainties relating to estimating future operating results and our ability to generate sales, operating income, or cash flow;

  •
  potential difficulty in addressing material weaknesses identified by us and our independent auditors;

  •
  fluctuations in operating results because of downturns in levels of construction, downturns in sections of construction particularly residential construction, seasonality and differing regional economic conditions;

  •
  fluctuations in financial results from operations caused by the increasing cost of commodities used in our business, in particular copper, aluminum, steel, gasoline and certain plastics.

  •
  general economic and capital markets conditions, including fluctuations in interest rates that affect the cost of construction financing and mortgages;

  •
  inaccurate estimates used in entering into fixed-priced contracts;

  •
  inaccuracies in estimating revenue and percentage of completion on contracts;

  •
  difficulty in managing the operation of existing entities;

  •
  the high level of competition in the construction industry both from third parties and former employees;

  •
  increases in costs or limitations on availability of qualified labor, especially electricians and construction supervisors;

  •
  accidents resulting from the physical hazards associated with our work and the number of miles driven in Company vehicles with the level of exposure to vehicle accidents;

  •
  loss of key personnel or transition of new senior management;

  •
  difficulties in integrating new types of work or new processes into divisions;

  •
  difficulty incorporating new accounting, control and operating procedures;

  •
  disagreements with taxing authorities with regard to tax positions we have adopted;

  •
  the loss of productivity, either at the corporate office or operating level;

  •
  difficulty in transferring all our electrical and construction licenses after our recent consolidation of subsidiaries;

  •
  growth in latent defect litigation in the residential market and the expansion into other states where we provide residential electrical work for new home builders; and

  •
  the possibility that our restructuring program will not be successfully executed.

        You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading "Risk Factors" could cause future outcomes to differ materially from those experienced previously or those expressed in such forward looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, or its cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

Item 1.    Business

        We are a leading provider of electrical contracting services in the United States. We provide a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers.

        Our electrical contracting services include design of electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We service commercial, industrial and residential markets and have a diverse customer base including: general contractors; property managers and developers; corporations; government agencies; municipalities; and homeowners. We provide services for a variety of projects including: high-rise residential and office buildings, power plants, manufacturing facilities, municipal infrastructure and health care facilities and residential developments. We also offer low voltage contracting services as a complement to our electrical contracting business. Our low voltage services include design and installation of external cables for corporations, universities, data centers and switching stations for data communications companies as well as the installation of fire and security alarm systems. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts or projects that require specific market expertise such as hospitals or power generation facilities, as well as service, maintenance and certain renovation and upgrade work, which tends to either be recurring, have lower sensitivity to economic cycles, or both.

        As of December 2007, we provide our services from 122 locations serving the continental 48 states. We continue to focus internally on integrating our information technology systems to enhance operating controls of our organization, as well as integrating a consolidated procurement program to manage vendors on a national basis.

Voluntary Reorganization Under Chapter 11

        On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as "In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11." On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization. The plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from the commencement date through emergence from Chapter 11 on May 12, 2006, the effective date of the plan.

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

          (iii)  Certain members of management received up to 384,850 restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 Equity Incentive Plan. The restricted shares of new common stock vest over an approximately 31.5 month period.

          (iv)  $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan.

           (v)  All other allowed claims were either paid in full in cash or reinstated.

Competitive Strengths

        Our competitive strengths include the following:

  •
  Geographic diversity—We have 122 locations serving the continental 48 states, and we worked on more than 900 contracts over $250,000 and nearly 3,100 contracts overall in 2007. Our national presence sometimes mitigates much of the region specific economic slowdowns. Since 1997, much of our revenues have been derived from the Sunbelt states, which have had higher growth rates than overall U.S. construction. Our geographic diversity also enables us to serve national customers with multiple locations.

  •
  Customer diversity—Our diverse customer base includes general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2007. We believe that customer diversity provides us with many advantages including reducing our dependence on, or exposure to, any single customer. Additionally, our expertise in a variety of industries coupled with our national reach allows us to be flexible and to share our expertise across regions.

  •
  Expertise—We have expertise in high-rise buildings including hotels, condominiums and office buildings, retail centers, hospitals, switching centers and utility substations and single-family and multi-family residential homes. We believe we have advantages in technical expertise provides us with (1) access to higher margin design-and-build projects; (2) access to growth markets including wireless telecommunications, high voltage line work, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors.

  •
  Licensing—Our master electricians are licensed in one or more cities or other jurisdictions in order to obtain the permits required in our business. Some employees have also obtained specialized licenses in areas including security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

  •
  Ability to service national projects—Our nationwide presence helps us compete for larger, national contracts with customers that operate throughout the United States and large government contracts. Additionally, we believe our size and national service offering uniquely positions us as the only single source open shop electrical contracting service provider able to execute projects on a national basis. We are able to take on very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors. This type of work represents a growing market and we have made progress in pursuing these sizable accounts.

  •
  Access to resources—Access to resources is a key to success, especially in this robust market environment. Losses experienced by the surety industry in recent years have caused surety providers to limit capacity and increase prices for all participants, including us, even though we have incurred no surety losses on any project in our over ten-year history. We believe we have adequate remaining available bonding capacity, subject to the sole discretion of our surety providers (See Part II, Item 7. "Surety"). We also had $46.7 million in aggregate face value of bonds issued under Scarborough. As of September 30, 2007, the expected aggregate cost to complete for projects covered by CHUBB, SureTec and Scarborough was $98.4 million. We believe we have adequate remaining available bonding capacity, subject to the sole discretion of our surety providers (See Part II, Item 7. "Surety"). Additionally, we have access to our credit facility. As of September 30, 2007, we had cash and cash equivalents of $69.7 million, restricted cash of $20.0 million, $45.6 million in outstanding borrowings under our term loan and $43.1 million of letters of credit outstanding.

  •
  Proprietary systems and processes—We have proprietary systems and processes that help us bid on projects, manage projects once they have been awarded and maintain and track customer information. In addition, we developed techniques and processes for installation on a variety of different projects that utilize a proprietary project management operating system and best practices.

  •
  Utilization of prefabrication processes—Our size and 100% merit shop environment has allowed us to implement best prefabrication practices across our company quickly. We prefabricate and preassemble or prepackage significant portions of electrical installations off-site and ship materials to the installation sites in specific sequences to optimize materials management, improve efficiency and minimize our employees' time on job sites. This is safer, more efficient and more cost effective for both us and our customers.

  •
  Experienced management—We have developed a strong team of executive officers, which have a vast range of experiences and well-known reputations in the markets they have served. This team has been put in place to identify challenges that may arise within their business area, seek opportunities for change and improvement and react accordingly. Our focus as management is to drive operational improvements, set strategy and build capabilities. We believe management and our employees currently own approximately 3% of our outstanding common stock.

Short Term Initiatives

        During the fall of 2006, under the leadership of our Executive Management Team, we began a systematic program to strengthen our core processes, which included a review of all key elements of the IES enterprise, including our personnel, processes and business systems. This systematic review was guided by an assembly of expert teams from within our business units supported by our Executive Management Team and operational management.

        In fiscal year 2007, in response to the strategies and recommendations of this review, we:

  •
  hired a new Chief Financial Officer who has strong operational finance experience and demonstrated strategic leadership;

  •
  hired vice presidents to lead our supply-chain management and marketing efforts;

  •
  embarked on a strategic reorganization within our Commercial and Industrial and our Residential operating segments, which aligned businesses along industry lines, created shared services centers within these groups and permitted the elimination of redundant positions throughout the Company;

  •
  implemented the first phase of a comprehensive project management system which provides us with a unique operating tool versus our competitors on a both a local and national level;

  •
  the divestiture or closure of non-core and underperforming subsidiaries;

  •
  worked to turn around underperforming subsidiaries; and

  •
  continued our focus on safety, again exceeding the prior year's safety performance. We are resolute that a culture focused on safety is central to excellence in project execution and significantly reduces risks to our employees and consequent costs to the business.

        We remain focused on strengthening the foundation of the Company.

Industry Overview

        The residential and non-residential construction industries have both experienced strong growth rates for several years. Since the middle of 2007, economic conditions, notably restricted access to credit, have lead to a sharp decrease in demand for residential housing. Reviewing the most recently available data from McGraw Hill Construction Analytics and FMI Construction Outlook, we believe the effects of reduced availability of credit are a significant concern for the construction industry, and we have already experienced a downturn in our residential construction business. Using data from both sources mentioned above, for the period from 2001 to 2006, the five-year compounded annual growth rate for non-residential construction was 3.5%. For the same period, the five-year compounded annual growth rate for residential construction was 9.5%. Fiscal year 2007 forecasts indicate that non-residential construction will increase approximately 8.2% from the previous year; however, residential construction could decline by up to 16%.

        Looking forward, the housing market is projected to return to a moderate growth rate. Based on research provided by FMI Construction Outlook and McGraw-Hill Construction, residential construction is expected to continue to grow, but at a modest rate with the projected five-year compounded annual growth rate to be 0.7%. In contrast to the decreased growth in residential construction, growth in non-residential construction is still expected to outpace the economy as a whole. The projected five-year compounded annual growth rate for non-residential construction is approximately 7.3%.

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

        Our commercial and industrial customers include:

  •
  general contractors;

  •
  developers;

  •
  building owners and managers;

  •
  engineers;

  •
  architects; and

  •
  consultants.

        Demand for our commercial and industrial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 2003 through 2007, our compound annual growth rate from commercial and industrial revenue has fallen approximately 1.4% per year, due in large part to a more selective strategy focused on higher margin projects. The industry average for non-residential construction services has grown at a compound annual rate of approximately 6.7% per year. Commercial and industrial work represented approximately 62%, 58% and 63% of our consolidated revenues for the twelve month periods ended September 30, 2007, 2006 and 2005, respectively. For additional segment information see Note 12 to the Consolidated Financial Statements.

        New commercial and industrial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary, detailed design specifications, engineering drawings and cost estimates. Projects we design and build generally provide us with higher margins. "Design and build" gives the Company full or partial responsibility for the design specifications of the installation. Design and build is an alternative to the traditional "plan and spec" model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform "design and build" work, because it allows us to use our specialized expertise to install a more value-added system to our customer with higher profitability to

us. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to our customer for payment, less retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during this time, including:

  •
  ordering of equipment and materials;

  •
  fabricating or assembling of certain components (pre-fabrication);

  •
  delivering of materials and components to the job site; and

  •
  scheduling of work crews, inspection and quality control.

        We design and install communications and utility infrastructure systems and low voltage systems for the commercial and industrial market as a complement to our primary electrical contracting services. We believe the demand for our communications services is driven by the following factors: the pace of technological change; the overall growth in voice and data traffic; and the increasing use of personal computers, with particular emphasis on the market for broadband internet access. Demand for our utilities services is driven by industry deregulation, limited maintenance or capital expenditures on existing systems and increased loads and supply and delivery requirements. Demand for our low voltage systems is driven by the construction industry growth rate and our ability to cross-sell among our customers.

        Service and maintenance revenues, which represent less than ten percent of consolidated revenues, are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to economic fluctuations. Service and maintenance is supplied on a per-call basis. Per-call service and maintenance is initiated when a customer requests emergency repair service. Service technicians are scheduled for the call or routed to the customer's place of business by the dispatcher. We will then follow up with the customer to schedule periodic maintenance work. Most service work is warranted for thirty days. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

  •
  travels to the place of business;

  •
  interviews the customer;

  •
  diagnoses the problem;

  •
  prepares and discusses a price quotation; and

  •
  performs the work and often collects payment from the customer immediately.

        Residential Market—Our work for the residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, for local, regional and national homebuilders and developers. We believe demand for our residential services is dependent on the number of single-family and multi-family home starts in the markets we serve. Single-family home starts are affected by the level of interest rates, demand and general economic conditions. A competitive factor particularly important in the residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. This ability has become increasingly important as consolidation has occurred in the residential construction industry, and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions.

        We are currently one of the largest providers of electrical contracting services to the U.S. residential construction market, and our residential business has experienced significant growth over the last five years. During the last year however, we have been impacted by the residential industry down turn that has resulted in a 25% decline in revenues compared to fiscal year 2006. Our compound annual growth rate from residential electrical revenue has grown 9.1% from fiscal 2003 through 2007 compared to an industry average of approximately 9.5% over the same period. Residential electrical contracting represented approximately 38%, 42% and 37% of our consolidated revenues for the twelve month periods ended September 30, 2007, 2006 and 2005, respectively.

        The residential business is generally more profitable and less capital intensive than our commercial and industrial business; however, the recent housing market has produced increased competition that has impacted margins. It also has lower barriers to entry and has a much lower requirement for surety bonding. Our results of operations from residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. For additional segment information see Note 12 to the Consolidated Financial Statements.

Customers

        We have a diverse customer base. We will continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service. During the twelve month periods ended September 30, 2007, 2006 and 2005, no single customer accounted for more than 10% of our revenues.

Backlog

        On September 30, 2007, we had backlog of approximately $334.3 million compared to a backlog of approximately $370.3 million as of September 30, 2006. Of the $36.0 million decline, approximately 70% was associated with our Residential segment due to reductions in multi-family housing demand. The remaining 30% of the decrease was in the Commercial and Industrial segment and is attributed to a shift toward time and materials projects which do not typically have large backlogs.

Company Operations

        We are committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, our safety practices and other internal policies. We support and fund continuing education for our employees, as well as apprenticeship training for technicians under the Bureau of Apprenticeship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for four years may seek to become journeymen electricians and, after additional years of experience, master electricians. We pay progressive increases in compensation to employees who acquire this additional training, and more highly trained employees serve as foremen, estimators and project managers. We also actively recruit and screen applicants for our technical positions and have established programs in some locations to recruit apprentice technicians directly from high schools and vocational technical schools.

Competition

        The electrical contracting industry is highly fragmented and is served by many small, owner-operated private companies. There are also several large private regional and also a small number of large public companies in our industry. We could also face competition in the future from new competitors entering these markets because electrical contracting has a relatively low capital requirement for entry.

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

        We expect to have all licenses required to conduct our operations and are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.

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

Employees

        At September 30, 2007, we had 5,746 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is satisfactory.

Available Information

        General information about us can be found on our website at www.ies-co.com under "Investor Relations". We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission (the "SEC"). Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports are free of charge through our website as soon as it is reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (the "SEC"). You may also contact our Investor Relations department and they will provide you with a copy.

        We have adopted a Code of Ethics for Financial Executives, a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/ Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an "audit committee financial expert" as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the Annual Meeting of Stockholders of the Company.

Item 1A.    Risk Factors

        You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

•
Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal control over financial reporting and disclosure controls and procedures, no matter how well designed and operated can provide only reasonable, not absolute, assurance that the control system's objective will be met.

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

        A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective and achieve their objectives. We cannot provide absolute assurance that all possible future control issues within our company have been detected. These inherent limitations include the possibility that our judgments can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effect control system, misstatements due to error could occur and not be detected.

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007 and concluded that we did not maintain effective internal control over financial reporting as a result of the identification of a material weakness. The material weakness that we identified relates to control deficiencies at one of our subsidiaries that resulted in the inadequate preparation of estimated costs to complete for certain contracts accounted for under the percentage of completion method. For more information related to this material weakness, see Part II, Item 9A. "Management's Report on Internal Control Over Financial Reporting".

•
Downturns in the construction industry could adversely affect our business because more than half of our business is dependent on levels of new construction activity.

        The majority of our business involves the installation of electrical systems in newly constructed and renovated buildings, plants and residences. The construction industry is cyclical and is presently experiencing a downturn in levels of housing starts. This downturn has begun to affect our business, financial condition and results of operations. Our ability to maintain or increase revenues from new installation services will be impacted by the number of new construction starts and renovations, which will likely correlate with the cyclical nature of the construction industry. The number of new building starts will be affected by local economic conditions, and other factors, including the following:

  •
  interest rates and other factors affecting the availability and cost of financing;

  •
  employment and income levels;

  •
  tax implications for homebuyers and commercial construction;

  •
  consumer confidence and demand;

  •
  housing demand; and

  •
  commodity costs such as copper, aluminum, steel, lumber and gasoline.

        A majority of our business is focused in the southeastern and southwestern portions of the United States, concentrating our exposure to local economic conditions in those regions. The residential construction portion of our business experienced slowed growth and cost pressures in the second half of our 2007 fiscal year which affected the profitability of that portion of our business.

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

  •
  our labor expenses will not increase as a result of a shortage in the skilled labor supply; and

  •
  we will be able to maintain the skilled labor force necessary to implement our planned growth.
•
Due to seasonality and differing regional economic conditions, our results may fluctuate from period to period.

        Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Untimely weather delay from rain, heat, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. Additionally, increases in construction materials such as steel, aluminum, copper and lumber can alter the rate of new construction.

•
The availability and cost of surety bonds affect our ability to enter into new contracts and our margins on those engagements.

        Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. We obtain our surety bonds from three different providers; however, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain limitations such as limits on the size of any individual bond and restrictions on the total amount of bonds that can be issued in a given month. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available.

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

•
Commodity costs may fluctuate materially and we may not be able to pass on all cost increases during the term of a contract.

        We enter into many contracts at fixed prices and if the cost associated with commodities such as copper, aluminum, steel, gasoline and certain plastics increase, our expected profit may decline under that contract.

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

•
We may experience difficulties in managing our billings and collections.

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

        We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales and that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms would materially adversely affect our business.

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

        Our effective tax rate and cash paid for taxes are impacted by tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We believe that we have adequate reserves in the event that a taxing authority differs with positions we have taken, however, there can be no assurance that our results of operations will not be adversely affected.

•
Our reported operating results could be adversely affected as a result of goodwill impairment write-offs.

        When we acquire a business, we record an asset called "goodwill" if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" established accounting and reporting requirements for goodwill and other intangible assets. SFAS No. 142 requires that goodwill attributable to each of our reporting units be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform impairment tests at least annually during the last fiscal quarter of each year. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

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

        In the construction business there are always claims and litigation. Latent defect litigation is a normal course for residential home builders in some parts of the country. Legislation in other states indicates such litigation may increase in other markets. There is also the inherent claims and litigation risk of the number of people that work on construction sites and the fleet of vehicles on the road everyday. Those claims and litigation risks are managed through safety programs, insurance programs, litigation management at the corporate office and the local level and attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed and some for amounts in excess of their value or amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. Given our size, with many contracts and employees, there can be periods of time where a disproportionate amount of the claims and litigation may be concluded in the same quarter or year. If these matters resolve near the same time then the cumulative effect can be higher than the ordinary level in any one reporting period.

        Latent defect litigation is increasing in states where we perform work. Such increases can put additional pressure on the profitability of the residential segment of our business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We operate a fleet of approximately 2,200 owned and leased service trucks, vans and support vehicles. We believe these vehicles generally are adequate for our current operations.

        At September 30, 2007, we maintained branch offices, warehouses, sales facilities and administrative offices at 122 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas.

        Our properties are generally adequate for our present needs, and we believe that suitable additional or replacement space will be available as required.

Item 3.    Legal Proceedings

        Refer to Note 16 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2007.

PART II

Item 5.    Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

        Prior to December 15, 2005, our common stock traded on the NYSE under the symbol "IES". Between December 15, 2005 and May 12, 2006, our common stock traded over-the-counter on the pink sheets under the symbol "IESR". On May 12, 2006, concurrent with the completion of our restructuring and emergence from bankruptcy, our common stock effectively underwent a reverse stock split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. On May 15, 2006, our common stock commenced trading on NASDAQ under the ticker symbol "IESC". The following table sets forth (1) the high and low close price on any given day within the quarter for our common stock as reported on the NYSE for the portion of the first quarter of fiscal 2006 for the period from October 1, 2005 through December 14, 2005, (2) the high and low bid quotation on any given day within the quarter for our common stock as reported in the over-the-counter market on the pink sheets for the portion of the first quarter of fiscal 2006 from December 15, 2005 through December 31, 2005, the second quarter of fiscal 2006 and the portion of the third quarter of fiscal 2006 from April 1, 2006 to May 12, 2006, and (3) the high and low close price on any given day within the quarter for our common stock as reported on NASDAQ for the portion of the third quarter of fiscal 2006 from May 15, 2006 to June 30, 2006, the fourth quarter of fiscal 2006, and each of the four quarters of fiscal 2007. The over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The following per share amounts prior to May 1, 2006 have been adjusted for the effect of the 17.0928 to 1 reverse stock split.

Predecessor Company

	High	Low
Fiscal Year Ended September 30, 2006
First Quarter	$49.23	$6.84
Second Quarter	$19.14	$8.03
Third Quarter (Through May 12, 2006)	$26.15	$17.43

Successor Company

	High	Low
Third Quarter (From May 15, 2006)	$21.81	$17.47
Fourth Quarter	$18.49	$11.90
Fiscal Year Ended September 30, 2007
First Quarter	$18.08	$13.96
Second Quarter	$26.96	$18.12
Third Quarter	$34.12	$23.77
Fourth Quarter	$36.17	$19.54

        As of December 10, 2007, the closing market price of our Common Stock was $19.20 per share and there were approximately 294 holders of record.

        We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations, proceeds from sales of operations and borrowings under our credit facility for the development and operation of our business or the repurchase of Company common stock. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

Five-Year Stock Performance Graph

        The following performance graph compares the Company's cumulative total stockholder return on its Common Stock with the cumulative total return of (i) the Russell 2000, (ii) a new peer group stock index (the "New Peer Group") selected in good faith by the Company made up of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Mastec, Inc. and Pike Electric Corp., and (iii) a previously used peer group stock index (the "Old Peer Group") which had been selected in good faith by the Company made up of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Infrasource Services, Inc. and Mastec, Inc. Due to the Company's reduction in revenues as a result of the disposition and elimination of several operating units and a reduction in the scope of operations of several of the remaining units the Company believes the removal of Infrasource Services and the addition of Pike Electric more accurately represents the Company's peers. The cumulative total return computations set forth in the Performance Graph assume the investment of $100 in the Company's Common Stock, the Russell 2000, the New Peer Group and the Old Peer Group on September 30, 2002, and that all dividends have been reinvested. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.

        The information contained in the Performance Graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

        Copyright© 2007. Standard and Poor's, a division of the McGraw Hill Companies, Inc. All rights reserved www.researchdatagroup.com/s&p.htm

        The reverse split of one share of New Common Stock for 17.0928 shares of Old Common Stock which occurred on the Plan Effective Date resulted in the beginning number of shares on 9/30/02 to be restated.

	9/30/2002	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007
Integrated Electrical Services, Inc.	$100.00	$184.49	$128.61	$74.87	$24.73	$40.06
Russell 2000	$100.00	$136.50	$162.12	$191.23	$210.20	$236.14
New Peer Group	$100.00	$223.79	$262.63	$257.41	$263.49	$347.26
Old Peer Group	$100.00	$223.79	$262.63	$257.41	$282.29	$375.96

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31, 2007(1)	2,204	$35.15	—	—
August 1 to August 31, 2007	—	$—	—	—
September 1 to September 30, 2007(1)	3,614	$25.61	—	—

Total for period	5,818	$29.22	—	—

(1)
These shares were withheld upon the vesting of an employee restricted stock grant in order to pay required withholding taxes.

Item 6.    Selected Financial Data

        The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries and the notes thereto included in Item 8, "Financial Statements and Supplementary Data".

	Successor		Predecessor
		Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006	Year Ended September 30,
	Year Ended September 30, 2007
				2005	2004	2003
Continuing Operations:
Revenue	$892,758	$416,975	$516,864	$856,635	$824,067	$846,716
Cost of services	747,840	356,036	436,947	728,617	696,243	707,412

Gross profit	144,918	60,939	79,917	128,018	127,824	139,304
Selling, general & administrative expenses	137,638	53,321	69,772	128,884	119,055	110,873
(Gain) loss on sale of assets	(59)	18	107	1,782	(56)	88
Restructuring charges	824	—	—	—	—	—
Goodwill impairment	—	—	—	51,830	64,958	15

Income (loss) from operations	6,515	7,600	10,038	(54,478)	(56,133)	28,328

Reorganization items, net	—	1,419	(28,608)	—	—	—

Other (income) expense:
Interest expense, net	5,835	2,570	14,929	28,291	23,184	25,744
Other, net	(336)	(4)	242	2,283	6,067	125

Interest & other expense, net	5,499	2,566	15,171	30,574	29,251	25,869

Income (loss) from continuing operations	1,016	3,615	23,475	(85,052)	(85,384)	2,459
Provision (benefit) for income taxes	2,041	425	758	10,507	7,741	(2,634)

Net income (loss) from continuing operations	(1,025)	3,190	22,717	(95,559)	(93,125)	5,093
Discontinued Operations:
Income (loss) from discontinued operations	(4,317)	(11,361)	(14,929)	(42,746)	(28,396)	24,555
Provision (benefit) for income taxes	(930)	—	—	(8,673)	3,343	10,211

Net income (loss) from discontinued operations	(3,387)	(11,361)	(14,929)	(34,073)	(31,739)	14,344

Net income (loss)	$(4,412)	$(8,171)	$7,788	$(129,632)	$(124,864)	$19,437

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(0.07)	$0.21	$1.52	$(6.38)	$(6.22)	$0.34
Basic earnings (loss) per share from discontinued operations	$(0.22)	$(0.76)	$(1.00)	$(2.28)	$(2.12)	$0.96
Basic earnings (loss) per share	$(0.29)	$(0.55)	$0.52	$(8.66)	$(8.34)	$1.30
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(0.07)	$0.21	$1.48	$(6.38)	$(6.22)	$0.33
Diluted earnings (loss) per share from discontinued operations	$(0.22)	$(0.74)	$(0.97)	$(2.28)	$(2.12)	$0.93
Diluted earnings (loss) per share	$(0.29)	$(0.53)	$0.51	$(8.66)	$(8.34)	$1.26
Shares used in the computation of earnings (loss) per share:
Basic	15,058,972	14,970,502	14,970,502	14,970,502	14,970,502	14,970,502
Diluted	15,058,972	15,373,969	15,373,969	14,970,502	14,970,502	15,373,969
Balance Sheet Data:
Cash and cash equivalents	$69,676	$28,166	$16,973	$37,945	$22,232	$40,201
Working capital	157,690	136,506	172,034	(32,300)	224,310	327,949
Total assets	353,422	375,515	379,322	412,854	580,933	714,487
Total debt	45,776	55,765	53,158	223,884	231,240	248,278
Total stockholders' equity	153,925	154,643	160,342	15,861	143,168	264,907

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in the Form 10-K. See "Disclosure Regarding Forward-Looking Statements".

General

        The terms, "IES", the "Company", "we", "our", and "us", when used with respect to the periods prior to our emergence from Chapter 11, are references to the Predecessor, and when used with respect to the period commencing after our emergence, are references to the Successor, as the case may be, unless otherwise indicated or the context otherwise requires.

  Voluntary Reorganization Under Chapter 11

        On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as "In re Integrated Electrical Services, Inc. et. al. Case No. 06-30602-BJH-11". On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization. The plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on May 1, 2006. Capitalized terms used in this section but not defined herein shall have the meaning set forth in the plan. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from February 14, 2006, the commencement date, through emergence from Chapter 11 on May 12, 2006.

  Basis of Presentation

        In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), we applied "fresh-start" accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to "Successor" in the financial statements are in reference to reporting dates on and after April 28, 2006. References to "Predecessor" in the financial statements are in reference to reporting dates through April 30, 2006, including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

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

  (iii)
  Certain members of management received 384,850 restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 equity incentive plan. The restricted shares of new common stock vest over an approximately 31.5 month period.

  (iv)
  The $50 million in senior convertible notes were refinanced from the proceeds of the $53 million term loan (see Note 9 to our Consolidated Financial Statements).

  (v)
  All other allowed claims were either paid in full in cash or reinstated.

  Reorganization Items

        Reorganization items refer to revenues, expenses (including professional fees), realized gains, losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. There were no reorganization items recorded during the year ended September 30, 2007 or the year ended September 30, 2005. The following table summarizes the components included in reorganization items on the consolidated statements of operations for the five months ended September 30, 2006 (Successor) and for the seven months ended April 30, 2006 (Predecessor) (in thousands):

	Successor	Predecessor
	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
Gain on debt-for-equity exchange(1)	$—	$(46,117)
Fresh-start adjustments(2)	—	(49)
Professional fees and other costs(3)	1,419	13,598
Unamortized debt discounts and other costs(4)	—	539
Embedded derivative liabilities(5)	—	(1,482)
Unamortized debt issuance costs(6)	—	4,903

Total reorganization items	$1,419	$(28,608)

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

(5)
Write off of embedded derivatives related to the allowed claim for the senior convertible notes.

(6)
Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

  Delisting from the NYSE

        On December 15, 2005 the NYSE suspended trading of our common stock and informed us of the NYSE's intent to submit an application to the SEC to delist our common stock after completion of applicable procedures, including any appeal by us of the NYSE's staff's decision. We appealed the NYSE's staff's decision. On April 11, 2006, we received notification from the NYSE that the NYSE staff's decision was affirmed to suspend and delist the common stock. In addition, the NYSE staff was directed to submit an application to the SEC to strike the common stock from listing in accordance with Section 12 of the Securities Exchange Act of 1934. On June 26, 2006, our listing on the NYSE was removed.

  Listing on NASDAQ

        We submitted the initial application to list our new common stock on NASDAQ upon emerging from Chapter 11. Our application was approved and listed for quotation commencing on May 15, 2006. Our new common stock now trades under the ticker symbol IESC.

  Exit or Disposal Activities

        As a result of disappointing operating results, the Board of Directors directed us to develop alternatives with respect to certain underperforming subsidiaries. These subsidiaries were included in our Commercial and Industrial segment. On March 28, 2006, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries, or the sale or other disposition of the subsidiaries, whichever came sooner. Further information can be obtained by referring to Part II, Item 7. "Discontinued Operations" for a summary of the exit plan.

        In our assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006, we increased our general allowance for doubtful accounts having considered various factors including the risk of collection and the age of the receivables. We believe this approach is reasonable and prudent.

        In June 2007, we shut down our Mid-States Electric operating company, located in Jackson, Tennessee. Mid-States' operating equipment was either transferred to other IES companies or will be sold to third parties. All project work was completed prior to the subsidiary being closed. Mid-States' assets, liabilities and operating results for both the current and prior periods have been reclassified as discontinued operations.

        Remaining net working capital related to these subsidiaries was $4.3 million and $15.9 million at September 30, 2007 and 2006, respectively. As a result of the inherent uncertainty in the exit plan and the monetization of these subsidiaries' working capital, we could experience additional losses of working capital. We believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to monetize these assets.

        The exit plan is substantially complete for the subsidiaries that we elected to exit in March 2006, and the operations of these subsidiaries ceased as of September 30, 2006. Mid-States' operations were shut down as of September 30, 2007. We have included the results of operations related to these subsidiaries in discontinued operations for both the current period and all prior periods. Accordingly, previously reported results of these operations have been reclassified. Revenue for these subsidiaries totaled $9.1 million, $20.9 million, $74.8 million and $360.2 million for the year ended September 30, 2007, the five month period ended September 30, 2006, the seven month period ended April 30, 2006, and the year ended September 30, 2005 respectively.

  Restricted Stock Compensation Error

        In January 2007, we became aware of a bookkeeping error in which we had under-recorded compensation expense related to unvested restricted stock. On May 12, 2006, we granted various employees restricted stock. The restricted stock vested in equal amounts on January 1, 2007, 2008, and 2009. At the time of grant, we estimated the total compensation expense related to the restricted shares and began amortizing the expense straight-line over the vesting periods. However, the straight-line amortization did not consider that the first tranche of restricted stock vested in 7.5 months and not at 12 month intervals as did tranche two and tranche three. As such, the results for the year ended September 30, 2007 include a charge to compensation expense of $0.5 million attributable to the five month period ended September 30, 2006.

        We have considered the guidance in Statement of Financial Accounting Standard No. 154 "Accounting Changes & Error Corrections" ("SFAS 154"), Accounting Principles Board No. 28 "Interim Financial Reporting," SEC Staff Accounting Bulletin No. 99 "Materiality," and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 and its predecessor, Accounting Principles Board No. 20 "Accounting Changes," both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on an evaluation of quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we currently believe the identified misstatement is immaterial to our consolidated financial statements.

  Surety

  The CHUBB Surety Agreement

        We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006, since amended, with Federal Insurance Company and its affiliates (collectively "CHUBB"), which provides for the provision of surety bonds to support our contracts with certain of our customers. As of September 30, 2007, we had $87.9 million in bonded costs to complete under outstanding CHUBB bonds.

        In connection with our restructuring and the order confirming our plan of reorganization under Chapter 11 of the Bankruptcy Code, we entered into a post-confirmation financing agreement with CHUBB. Effective June 1, 2006, this agreement provides (1) for CHUBB, at its sole and absolute discretion, to issue up to an aggregate of $70 million in new surety bonds, with not more than $10 million in new surety bonds to be issued in any given month; (2) no single bond will be issued under the facility with a penal sum in excess of $3 million, or with respect to a contract having a completion date more than 18 months from the commencement of work thereunder, and (3) CHUBB's consent is required for our use of cash collateral in the form of proceeds of all contracts as to which CHUBB has issued surety bonds. We paid a facility fee of $1.0 million to CHUBB at inception of this agreement. This fee was capitalized and fully amortized through December 31, 2006.

        On October 30, 2006, we entered into an amendment to the surety agreement with CHUBB. Under the amendment, we agreed to pay a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the amendment. The balance was paid on January 2, 2007. The amendment allowed us to have up to $80 million cost to complete on bonded projects at any time. The amendment deleted the expiration date for issuance of bonds under the surety agreement and deleted the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provided for the reduction of the existing pledged cash collateral amount to $14.0 million by January 2, 2007. The excess collateral amount of $5.0 million was returned to us on November 1, 2006, net of the $250,000 facility fee. This $5.0 million was included in prepaid expenses and other current assets at September 30, 2006. Further details can be obtained on the amendment in our current report on Form 8-K dated October 30, 2006. The amendment removes prior restrictions on writing bonds to two of our subsidiaries. The Amendment reduces the bond premium from $17.50 per thousand dollars to $15.00 per thousand dollars. Additionally, the Amendment amends the definition of "Surety Loss" to exclude certain professional fees incurred before October 31, 2006, from the Surety's costs.

        On May 31, 2007, CHUBB returned an additional $5.0 million of collateral to us. This $5.0 million was included in other non-current assets, net on September 30, 2006 and was classified as an increase in cash flow from operations for the year ended September 30, 2007.

        On October 1, 2007, we amended the surety agreement with CHUBB to allow us to have up to $150 million cost to complete on bonded projects at any time.

        We expensed $0.9 million for the year ended September 30, 2007 in facility fees in connection with the CHUBB agreements.

  The SureTec Bonding Facility

        We are party to a general agreement of indemnity dated September 21, 2005, since amended, with SureTec Insurance Company ("SureTec"), which provides for the provision of surety bonds to support our contracts with certain of our customers.

        The SureTec facility provides for SureTec in its sole and absolute discretion to issue up to an aggregate of $10 million in surety bonds. Bonding in excess of $5 million is subject to SureTec's receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of September 30, 2007, we had $0.7 million bonded cost to complete under the SureTec bonding facility.

  The Scarborough Bonding Facility

        We are party to a general agreement of indemnity dated March 21, 2006, since amended, with Edmund C. Scarborough, Individual Surety ("Scarborough"), to supplement the bonding capacity under the CHUBB facility and the SureTec facility.

        Under the Scarborough facility, Scarborough has agreed to extend aggregate bonding capacity not to exceed $150 million in additional bonding capacity with a limitation on individual bonds of $15 million. Scarborough is an individual surety (as opposed to a corporate surety, like CHUBB or SureTec), and these bonds are not rated. However, the issuance of Scarborough's bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.

        Scarborough's obligation to issue new bonds is discretionary, and the aggregate bonding was subject to Scarborough's receipt of $2.0 million in collateral to secure all of our obligations to Scarborough. Bank of America and Scarborough have entered into an inter-creditor agreement. As of September 30, 2007, we have $46.7 million in aggregate face value of bonds issued under the Scarborough bonding facility. As of September 30, 2007, we had $9.8 million of bonded cost to complete under the Scarborough bonding facility.

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

  Debtor-in-Possession Financing

        On February 14, 2006, in connection with our Chapter 11 filing, we entered into the debtor-in-possession loan and security agreement with Bank of America. The debtor-in-possession credit facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.

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

        On our emergence from bankruptcy, in accordance with the plan, the debtor-in-possession credit facility was replaced by a new credit facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense and are reflected in the statements of operations for the seven month period ended April 30, 2006. Amortization during the seven months period ended April 30, 2006 was $0.5 million.

  The Revolving Credit Facility

        On the date we emerged from bankruptcy, May 12, 2006, we entered an agreement (the "Loan and Security Agreement") for a revolving credit facility (the "Revolving Credit Facility") with Bank of America and certain other lenders. The Revolving Credit Facility provides us access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the plan. At September 30, 2007, we had $31.1 million availability on the Revolving Credit Facility and $43.1 million in letters of credit issued against the Revolving Credit Facility with remaining availability of $28.9 million for letters of credit; however, in order to remain in compliance with our financial covenants, we can only borrow up to $2.5 million of this amount.

        On October 13, 2006, we entered into an amendment and waiver to the Loan and Security Agreement. This amended the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from a loss of $18.0 million to a loss of $21.0 million. The amendment also provided a waiver of any violation of the loan and security agreement resulting from our failure to achieve the minimum Shutdown EBIT on the August 31, 2006 measurement date.

        On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the Loan and Security Agreement. This amended the loan and security agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) for the period beginning on October 1, 2006 and thereafter from zero to negative $2.0 million. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

        On December 11, 2006, we entered into an amendment to the Loan and Security Agreement. This amended the loan agreement to change the minimum amount of the Shutdown EBIT (as defined in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from a loss of $21.0 million to a loss of $22.0 million.

        On May 7, 2007, we entered into an amendment to the Loan and Security Agreement dated May 12, 2006. This amended the loan agreement to allow us to pay down $15 million in principal on the senior secured term loan. The amendment also included the reduction of the Leverage Ratio, and the elimination of the Residential EBIT and Commercial EBIT (all defined terms in the loan and security agreement under Exhibit 10.1 on the Form 8-K filed on May 17, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.

        On December 12, 2007, we entered into an amendment to the Loan and Security Agreement. The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments made in September 2007 by the Company as part of its transformation program to implement operational improvements. The amendment also permitted the Company to pay off its existing term loan and enter into a new subordinated note agreement for a reduced principal amount. Finally, the amendment allowed the Company to implement a stock repurchase program for up to $27.5 million over the following 24 months.

        Loans under the Revolving Credit Facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we are charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (3) certain other fees and charges as specified in the credit agreement.

        The Revolving Credit Facility will mature on May 12, 2008, and we are currently developing refinancing alternatives. The Revolving Credit Facility is guaranteed by our subsidiaries and is secured by first priority liens on substantially all of our existing and future acquired assets, exclusive of collateral provided to sureties. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. The financial covenants are described below in the section titled "Financial Covenants."

  The Eton Park/Flagg Street Term Loan

        On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan (the "Term Loan") with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.

        The Term Loan bears interest at 10.75% per annum, subject to adjustment as set forth in the Term Loan agreement. Interest is payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date that we have the option to direct that interest be paid by capitalizing that interest as additional loans under the Term Loan. We capitalized interest as additional loans of $5.0 million and $2.6 million for the year ended September 30, 2007 and the five month period ending on September 30, 2006, respectively. As of September 30, 2007, we have capitalized interest as additional loans of $7.6 million. Subject to the Term Loan lenders' right to demand repayment in full on or after the fourth anniversary of the closing date, the Term Loan will mature on the seventh anniversary of the closing date at which time all principal will become due. The Term Loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the Revolving Credit Facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the Term Loan agreement. Additionally, the Term Loan includes provisions for optional and mandatory prepayments on the conditions as set forth in the Term Loan agreement. The Term Loan is guaranteed by our subsidiaries, is secured by substantially the same collateral as the Revolving Credit Facility, and is second in priority to the liens securing the Revolving Credit Facility. The interest rate on the Term Loan is adjusted at the end of each quarter based on our performance for the period from January 1, 2006 through the end of the quarter. Based on this criterion, the adjusted interest rate on the Term Loan was as follows:

Quarter ended:	Interest Rate
June 30, 2006	12.60%
September 30, 2006	12.30%
December 31, 2006	12.60%
March 31, 2007	12.00%
June 30, 2007	11.55%
September 30, 2007	10.75%

        On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the Term Loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent. This amends the Term Loan to, among other things, change the amount of EBIT permitted for the companies associated with the exit plan ((See Part II, Item 7, "Costs Associated with Exit or Disposal Activities" above for a summary of the exit plan)) from not less than zero to not less than negative $2.0 million. The covenant requiring these subsidiaries to have certain minimum amounts of cash in order to convert a minimum amount of their aggregate net working capital into cash was deleted. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

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

        As described in Note 18 "Subsequent Events" to our Consolidated Financial Statements, on December 12, 2007, we terminated the Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into a $25 million senior subordinated loan agreement with a group led by Tontine Capital Partners, L.P., a related party.

  Financial Covenants

        The financial covenants for both the Revolving Credit Facility and Term Loan were the same until December 12, 2007. As discussed in Note 18 "Subsequent Events" to our Consolidated Financial Statements, on December 12, 2007, we entered into an amendment to the Loan and Security Agreement. The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, of certain capital investments we made in September 2007 as part of our transformation program to implement operational improvements. As also discussed in Note 18 "Subsequent Events," we repaid the Term Loan in its entirety on December 12, 2007; therefore, we did not seek an amendment to the financial covenant calculations on the Term Loan. We were in compliance with all of the amended financial covenants under the Revolving Credit Facility, which are shown in the table that follows:

Covenant	Requirement	Actual as of September 30, 2007
Shutdown Subsidiaries Earnings Before Interest and Taxes	Not to exceed a loss of $2 million	Loss of $1.3 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	1.48:1.00
Leverage Ratio	Maximum of 4.00:1.00	3.86:1.00
Maintain Cash Collateral	Minimum of $20 million	$20 million

As of September 30, 2006, we were also in compliance with all of our financial covenants.

  Restructuring Program

        We are restructuring our operations into three major lines of business: Industrial, Commercial and Residential from our geographic structure. This operational restructuring is a part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy in the future. The operational restructuring plan will consolidate administrative support functions, eliminating redundant functions currently performed at our 27 business units. We estimate we will achieve a 15-20% reduction in non-operational field resource compensation costs through this restructuring and, along with improved operational efficiencies, will result in approximately $15 million in annualized savings. We expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $10 million over the course of the restructuring process, which will be implemented over approximately 18 months. Of this $10 million, we expect approximately 70% to be used in our Commercial and Industrial segment and approximately 30% to be used in our Residential segment.

        The first component of this program was initiated in June 2007. Under this portion of the restructuring, five of our business units were integrated under the IES Industrial division, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas. In connection with this realignment, we approved a transition and severance benefits plan for 10 employees who were separated from the Company on or before September 30, 2007 through the elimination of redundant positions. We recognized approximately $0.2 million in severance liabilities for the value of cash compensation and payroll taxes which will be paid through March 2008.

        The second component of this program was initiated in September 2007. Under this portion of the restructuring, 17 of our business units were integrated under the IES Commercial division, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona. In connection with this realignment, we approved a transition and severance benefits plan for approximately 35 employees who will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to six months. We recognized approximately $0.1 million in severance liabilities for cash compensation and payroll taxes which we incurred in the fourth quarter of our 2007 fiscal year, and we expect to recognize an additional $0.5 million in severance liabilities for the estimated fair value of cash compensation which we expect to incur our 2008 fiscal year. These severance payments will be paid through October 2008.

        The third component of this program was initiated in September 2007. Under this portion of the restructuring, five of our business units will be integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses will be combined at an operating location near Houston, Texas. In connection with this realignment, we approved a transition and severance benefits plan for approximately five employees who will be separated through the elimination of redundant positions. As of September 30, 2007, we have not recognized a liability for any severance liabilities because we had not determined how many or which employees would be affected as of that date. Ultimately, we expect to recognize $0.1 million in severance liabilities for the estimated fair value of cash compensation which we expect to incur in fiscal year 2008.

        In addition to the severance costs described above, we incurred charges of approximately $0.5 million for consulting services associated with the restructuring program during the year ended September 30, 2007.

  Investment in Energy Photovoltaics, Inc.

        On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. ("Tontine"). Tontine, together with its affiliates, owns approximately 48% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.

        Pursuant to the stock purchase agreement, on July 17, 2006 we issued 58,072 shares of our common stock to Tontine for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on the NASDAQ Stock Market on July 14, 2006. The proceeds of the sale were used to make a new $1.0 million investment in Energy Photovoltaics, Inc. ("EPV"), a company in which we, prior to this new investment, held and continue to hold a minority interest. The IES common stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

        We had previously accounted for our original investment in EPV under the equity method of accounting and accordingly recorded our share of EPV's losses. The carrying amount of the original investment prior to this new investment was zero at September 30, 2005 as a result of recording our pro-rata share of losses and an impairment charge of $0.7 million. Additionally, we had a note receivable from EPV of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the new investment of $1.0 million in exchange for EPV common stock, we converted the previous note receivable investment and the previous preferred stock investment into common stock of EPV. As of September 30, 2007, we owned 18.3% of EPV common stock, which can be diluted down to 14.1% assuming full exercise of all available stock options for grant and the exercise of all outstanding warrants. We began accounting for this new investment in EPV using the cost method of accounting in July 2006.

  Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 5 of "Notes to Consolidated Financial Statements" and at relevant sections in this discussion and analysis.

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

        We complete most projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Percentage-of-completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

        We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. During the year ended September 30, 2005, we recorded goodwill impairments of $51.8 million. We did not record goodwill impairment during the year ended September 30, 2007, the five month period ended September 30, 2006, or the seven month period ended April 30, 2006.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections. During the year ended September 30, 2007, the seven month period ended April 30, 2006 and the year ended September 30, 2005, we recorded a non-cash impairment charge of $11,000, $0.4 million and $3.0 million, respectively, related to long-lived assets of continuing operations. We did not record a non-cash impairment charge during the five month period ended September 30, 2006.

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

        In addition to these factors, the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings. The analysis management utilizes to assess collectibility of our receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.

        We are insured for workers' compensation, automobile liability, general liability, employment practices and employee-related health care claims, subject to large deductibles. Our general liability program provides coverage for bodily injury and property damage that is neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate; however, self-insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2007, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

New Accounting Pronouncements

        In accordance with SOP 90-7, we are required to adopt all new accounting pronouncements upon emergence from bankruptcy, if issued prior to and have effective dates within one year of the date of adoption of fresh-start reporting. We adopted fresh-start reporting on April 30, 2006. These accounting policies, as well as others, are described in Note 5 of "Notes to Consolidated Financial Statements" and at relevant sections in this discussion and analysis.

Results of Operations

        Effective April 30, 2006, we implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements for the Predecessor are considered to be presented on a different basis than those of the Successor. Therefore, the financial statements of the Predecessor and Successor are not considered comparable, and we are unable to present financial statements for our Fiscal 2006 period, which we define as the twelve month period ended September 30, 2006. To the extent that material basis differences exist between the Predecessor and Successor, we have disclosed such differences.

        The following table presents selected historical results of operations of IES and subsidiaries with dollar amounts in millions. These historical statements of operations include the results of operations for businesses acquired through purchases beginning on their respective dates of acquisition.

	Successor				Predecessor
	Year Ended September 30, 2007		Five Months Ended September 30, 2006		Seven Months Ended April 30, 2006		Year Ended September 30, 2005
	$	%	$	%	$	%	$	%
Revenue	$892.7	100%	$416.9	100%	$516.9	100%	$856.6	100%
Cost of services	747.8	84%	356.0	85%	437.0	85%	728.6	85%

Gross profit	144.9	16%	60.9	15%	79.9	15%	128.0	15%
Selling, general & administrative expenses	137.6	15%	53.3	13%	69.8	13%	128.9	15%
(Gain) loss on sale of assets	(0.1)	(0)%	0.0	0%	0.1	0%	1.8	0%
Restructuring charges	0.8	0%	—	—%	—	—%	—	—%
Impairment charges	0.0	0%	—	—%	—	—%	51.8	6%

Income (loss) from operations	6.5	1%	7.6	2%	10.0	2%	(54.5)	(6)%
Reorganization items, net	—	—%	1.4	—%	(28.6)	(6)%	—	—%
Interest and other expense, net	5.5	1%	2.6	1%	15.1	3%	30.6	4%

Income (loss) before income taxes	1.0	0%	3.6	1%	23.5	5%	(85.1)	(10)%
Provision for income taxes	2.0	(0)%	0.4	0%	0.8	0%	10.5	1%

Income (loss) from continuing operations	(1.0)	(0)%	3.2	1%	22.7	4%	(95.6)	(11)%
(Loss) from discontinued operations	(3.4)	(0)%	(11.4)	(3)%	(14.9)	(3)%	(34.0)	(4)%

Net income (loss)	$(4.4)	(0)%	$(8.2)	(2)%	$7.8	2%	$(129.6)	(15)%

YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO FIVE MONTH PERIOD ENDED SEPTEMBER 30, 2006

Revenues

	Successor
	Year Ended September 30, 2007		Five Months Ended September 30, 2006
	$	% Net Revenue	$	% Net Revenue
	(Dollars in millions)
Commercial and Industrial	$556.5	62%	$236.7	57%
Residential	336.2	38%	180.3	43%

Total Consolidated	$892.7	100%	$417.0	100%

        The decline in residential revenues as a percentage of total revenues during the year ended September 30, 2007 is due mainly to the effects of the nationwide decline in single-family and multi-family housing construction. Recent industry reports forecast that by the end of 2007 the value of new housing construction starts will have declined by 16% compared to 2006. We estimate that our residential revenues declined approximately 15% in our 2007 fiscal year, which we attribute to the aforementioned decline in the housing market, buoyed somewhat by our ability to pass along increased material prices, in particular copper wire, in the current year. Partially offsetting the decline in residential revenues for the year ended September 30, 2007 is the increase in commercial and industrial revenues as a percentage of total revenues. We estimate that our commercial and industrial revenues increased approximately 4% in the 2007 fiscal year, which we attribute to new contracts in our office building, retail and hotel/condominium lines of business and also on growth in our communication services.

Gross Profit

	Successor
	Year Ended September 30, 2007		Five Months Ended September 30, 2006
	$	Gross Profit %	$	Gross Profit %
	(Dollars in millions)
Commercial and Industrial	$86.5	15.6%	$30.6	12.9%
Residential	58.4	17.4%	30.3	16.8%

Total Consolidated	$144.9	16.2%	$60.9	14.6%

        The improvement in our consolidated gross profit percentage for the year ended September 30, 2007 was due to increased margins as a percentage of revenue in both the commercial and industrial and residential sectors. Our commercial and industrial sector's gross margin percentage improved approximately 270 basis points due to better execution of new and existing contracts, improved control over our contract bidding process, and increased project oversight based on procedures put in place as a result of our transformation efforts. Gross margins in our residential segment also improved approximately 60 basis points during 2007 in spite of the decline in the number of housing starts in the second half of the year. We attribute much of the increase in residential gross margin to a stabilization of the pricing environment relative to prior periods for inputs, including copper wire and aluminum, as well as improved project execution. The improved margins enabled us to partially mitigate the effects of revenue declines in the second half of fiscal 2007 associated with the slowdown in the residential construction industry.

Selling, General and Administrative Expenses

        Selling, general, and administrative expenses include costs not directly associated with performing work for our customers. These costs primarily consist of compensation and benefits related to corporate management, occupancy and utilities, training, professional service and consulting fees, travel, certain types of depreciation and amortization, and repairs and maintenance expenses.

        During the year ended September 30, 2007, our selling, general and administrative expenses increased to 15% of revenue principally as a result of our strategic efforts to reorganize the Company and to recruit and train new leadership. Notable items included in our total selling, general and administrative costs were $81.0 million in salary and employment-related costs for corporate, regional and local management, $10.5 million in occupancy and utility charges, $7.1 million in consulting charges under a transformation program to implement operational improvements, $13.2 million in other professional fees, including legal, consulting, accounting and auditing, $2.8 million in insurance costs not charged to cost of services, and $4.4 million in depreciation and amortization expense that was not charged to cost of services.

        During the five month period ended September 30, 2006, our selling, general, and administrative expenses were 13% of revenue. Notable items included in our total selling, general and administrative costs were $33.2 million in salary and employment-related costs for corporate, regional and local management, $4.4 million in occupancy and utility charges, $4.8 million for professional service fees, $0.8 million in insurance costs not charged to cost of services and $1.7 million in depreciation and amortization expense that was not charged to cost of services.

Restructuring Charges

        As discussed previously, during the year ended September 30, 2007, we commenced restructuring our operations from our current decentralized structure into three major lines of business: Industrial, Commercial and Residential. The first component of this program was initiated in June 2007. Under this portion of the restructuring, five of our business units were integrated under the IES Industrial division, and the support and administrative functions of those businesses are being combined at an operating location in Houston, Texas, and we recognized approximately $0.2 million in severance liabilities for the estimated fair value of cash compensation and payroll taxes which will be paid through March 2008. The second component of this program was initiated in September 2007. Under this portion of the restructuring, 17 of our business units are being integrated under the IES Commercial division, and the support and administrative functions of those businesses are being combined at an operating location in Tempe, Arizona, and we recognized approximately $0.1 million in severance liabilities for cash compensation and payroll taxes which we incurred in the fourth quarter of our 2007 fiscal year, and we expect to recognize approximately $0.5 million in severance liabilities for the estimated fair value of cash compensation which we expect to incur in our 2008 fiscal year. The severance payments will be paid through October 2008. The third component of this program was initiated in September 2007. Under this portion of the restructuring, five of our business units will be integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses will be combined at an operating location near Houston, Texas. We expect to recognize $0.1 million in severance liabilities for the estimated fair value of cash compensation which we expect to incur in fiscal year 2008.

        In addition to the severance costs described above, we also incurred charges of approximately $0.5 million for consulting services associated with the restructuring program during the year ended September 30, 2007.

Reorganization Items

        During the five months ended September 30, 2006, in connection with our reorganization under Chapter 11, we recorded a $1.4 million expense for professional fees. There were no reorganization charges during the year ended September 30, 2007.

Interest and Other Expense, net

        Interest and other expense (net) includes interest charged on the terms loan, and fees relating to letter of credit and line of credit availed by the company for routine operations. Financing costs related to debt amendments on our Term Loan are also included in interest expense. Interest income we earn related to cash balances and short-term investments is netted against interest expense in our consolidated statement of operations.

        During the year ended September 30, 2007, we maintained the interest and other expense (net) at 1% of revenue as compared to last year. Included in the $5.5 million in 2007 was interest expense of $6.3 million relating to the Term Loan, $1.8 million of fees on the line of credit and letter of credit. Non-cash deferred loan amortization fees were $0.8 million. Other financing costs included expenses associated with $15 million prepayment and related debt amendments on our Term Loan. Also included in the interest and other expense (net) was interest income of $4.2 million related to cash and short term investment balances. Our average debt balance for the year ended September 30, 2007 was $52.5 million.

        For the five month period ended September 30, 2006, interest and other expense (net) was 1% of revenue. The primary components of the interest and other expense (net) of $2.6 million were $2.8 million relating to interest expense on the Term Loan, $0.6 million of fees on the line of credit and letter of credit, and non-cash deferred loan amortization fees of $0.3 million. Offsetting interest expense was interest income relating to cash short term investment of $1.0 million. Our average debt balance for the five month period ended September 30, 2006 was $54.7 million.

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

        Our tax expense for continuing operations increased to $2.0 million for the year ended September 30, 2007 from $0.4 million for the five month period ended September 30, 2006. The change in the tax expense for the year ended September 30, 2007 is primarily attributable to an increase in federal tax expense and an increase in state income tax expense.

        For the year ended September 30, 2007 and the five month period September 30, 2006, no tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start reporting does not result in a reduction of tax expense.

SEVEN MONTH PERIOD ENDED APRIL 30, 2006 COMPARED TO YEAR ENDED SEPTEMBER 30, 2005

Revenues

	Predecessor
	Seven Months Ended April 30, 2006		Year Ended September 30, 2005
	$	% Net Revenue	$	% Net Revenue
	(Dollars in millions)
Commercial and Industrial	$301.4	58%	$538.9	63%
Residential	215.5	42%	317.7	37%

Total Consolidated	$516.9	100%	$856.6	100%

        The increase in residential revenues as a percentage of total revenues during the seven month period ended April 30, 2006 was due to strong demand for new single-family and multi-family housing, notably in the southern and southwestern United States. The decrease in commercial and industrial revenues as a percent of total revenues is due partially to greater emphasis on residential projects at some of our operating locations and also because of a decrease in the award of bonded projects in certain locations due to our reorganization under Chapter 11.

Gross Profit

	Predecessor
	Seven Months Ended April 30, 2006		Year Ended September 30, 2005
	$	% Net Revenue	$	% Net Revenue
	(Dollars in millions)
Commercial and Industrial	$40.0	13.3%	$62.4	11.6%
Residential	39.9	18.5%	65.6	20.6%

Total Consolidated	$79.9	15.5%	$128.0	14.9%

        Gross profit margin as a percent of revenue increased from 14.9% for the year ended September 30, 2005 to 15.5% for the seven month period ended April 30, 2006. Gross profit margin as a percent of revenue in the commercial and industrial segment increased from 11.6% for the year ended September 30, 2005, to 13.3% million for the seven month period ended April 30, 2006. The increase in gross margin is a result of our focus on improving margins through more selective bidding techniques and the completion of older lower margin projects. In contrast to the improvement in commercial and industrial profitability, residential profit margin decreased from 20.6% for the year ended September 30, 2005, to 18.5% for the seven month period ended April 30, 2006. The reduction in residential gross profit was due to the increase in costs of materials, particularly copper wire, which were only partially passed on to customers due to competitive pressures.

Selling, General and Administrative Expenses

        Selling, general, and administrative expenses include costs not directly associated with performing work for our customers. These costs primarily consist of compensation and benefits related to corporate management, occupancy and utilities, training, professional service and consulting fees, travel, certain types of depreciation and amortization, and repairs and maintenance expenses.

        During the seven month period ended April 30, 2006, our selling, general, and administrative expenses were 13% of revenue. Notable items included in our total selling, general and administrative costs were $43.0 million in salary and employment-related costs for corporate, regional and local management, $7.0 million in occupancy and utility charges, $8.6 million for legal, consulting, accounting and auditing fees, $1.2 million in insurance costs not charged to cost of services, and $2.9 million in depreciation and amortization expense that was not charged to cost of services.

        During the year ended September 30, 2005, our selling, general and administrative expenses increased to 15% of revenue. Notable items included in our total selling, general and administrative costs were $73.3 million in salary and employment-related costs for corporate, regional and local management, $12.0 million in occupancy and utility charges, $18.5 million in professional service fees, including legal, consulting, accounting and auditing, $2.7 million in insurance costs not charged to cost of services, and $5.2 million in depreciation and amortization expense that was not charged to cost of services.

Goodwill Impairment Charge

        During the year ended September 30, 2005, we recorded a non-cash charge of $51.8 million related to impairments to the carrying value of goodwill. These charges were entirely associated with those regions that do not include Houston Stafford Electric, our largest residential subsidiary. We did not record a goodwill impairment charge during the seven month period ended April 30, 2006.

Reorganization Items

        During the seven months ended April 30, 2006, in connection with our reorganization under Chapter 11, we recorded income from net reorganization items totaling $28.6 million. Reorganization items incurred include $46.1 million gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the plan and a non-cash fresh-start revaluation gain of $0.1 million. Partially offsetting these gains were $13.6 million in professional fees related to the bankruptcy and a non-cash charge of $4.0 million to write off certain unamortized debt issuance costs, debt discounts and premiums, and embedded derivative liabilities related to our senior convertible notes and senior subordinated notes.

Interest and Other Expense, net

        Interest and other expense (net) include interest charged on the senior subordinated notes and the embedded conversion option within our senior convertible notes. The amount also included amortization of deferred financing costs associated with the pre-petition credit facility and amortization of deferred issuance cost associated with the debtor-in-possession facility. Interest income we earned related to cash balances and short-term investments is netted against interest expense in our consolidated statement of operations.

        Interest and other expense (net) as a percent of revenue decreased during the seven month period ended April 30, 2006 compared to the year ended September 30, 2005. The decrease in net interest and other expense was the result of having interest expense on the senior subordinated notes only through February 14, 2006, the date we filed for Chapter 11 bankruptcy versus interest expense for the full year ended September 30, 2005. There was also $0.7 million in non-cash mark-to-market interest associated with the embedded conversion option within our senior convertible notes; however no such event occurred for the seven month period ended April 30, 2006. This was partially offset by deferred financing costs of $3.8 million associated with the pre-petition credit facility written off in the seven month period ended April 30, 2006 as a result of entering the debtor-in-possession credit facility. In addition, there was $0.3 million in amortization of deferred issuance costs associated with the debtor-in-possession credit facility and $0.6 million written off in April 2006 as a result of exiting the debtor-in-possession credit facility. Our average debt balance was $199.5 million and $133.5 million for the seven month period ended April 30, 2006 and for the year ended September 30, 2005.

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

        Our tax expense for continuing operations decreased to $0.8 million for the seven month period ended April 30, 2006 from $10.5 million for the year ended September 30, 2005. The change in the tax expense for the 7 month period ended April 30, 2006 is primarily attributable to a decrease federal income tax expense largely due to the impairment of non-deductible goodwill in year ended September 30, 2005.

Cost Drivers

        As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. Costs derived from labor and related expenses currently account for 41% of our total costs. Our labor-related expenses totaled $305.5 million, $142.1 million, $173.0 million and $301.2 million for the year ended September 30, 2007, the five month period ended September 30,

2006, the seven month period ended April 30, 2006 and the year ended September 30, 2005, respectively. As of September 30, 2007, we had 5,746 full-time employees, 4,546 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. The remaining 1,200 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may contribute through a payroll deduction. We make matching cash contributions of 50% of each employee's contribution up to 6% of that employee's salary.

        Costs incurred for materials installed on projects currently account for 54% of our total costs. This component of our expense structure is variable based on the demand for our services. We generally incur costs for materials once we begin work on a project. We generally order materials when needed, ship them directly to the jobsite, and install them within 30 days. Materials consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. Our materials expenses totaled $399.0 million, $202.2 million, $218.6 million and $361.8 million for the year ended September 30, 2007, the five month period ended September 30, 2006, the seven month period ended April 30, 2006 and the year ended September 30, 2005, respectively.

        We are insured for workers' compensation, employer's liability, auto liability, general liability and health insurance, subject to large deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. Expenses for claims administration, claims funding and reserves funding totaled $27.2 million, $13.7 million, $17.1 million and $40.5 million for the year ended September 30, 2007, the five month period ended September 30, 2006, the seven month period ended April 30, 2006 and the year ended September 30, 2005, respectively.

Impact of Fresh-Start Accounting on Depreciation and Amortization

        Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. Since that time, this adjustment has resulted in $2.9 million and $1.2 million of additional depreciation expense for the year ended September 30, 2007 and the five month period ended September 30, 2006.

        Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve will be amortized as a reduction of cost of services over the remaining terms of the contracts. We recognized income of approximately $1.9 million and $2.3 million related to the amortization of this contract loss reserve liability for the year ended September 30, 2007 and the five month period ended September 30, 2006.

        We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 2). These assets will be amortized over their expected useful lives. As a result, we have recorded $1.8 million and $0.9 million of amortization expense for the year ended September 30, 2007 and the five month period ended September 30, 2006.

Discontinued Operations

  Exit or Disposal Activities

        As previously described, on March 28, 2006, based on the recommendation of the Board of Directors, we committed to an exit plan with respect to certain underperforming subsidiaries in our commercial and industrial segment. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came sooner. In June 2007, we determined that our Mid-States Electric operating company, located in Jackson, Tennessee, would also be shut down. Mid-States' operating equipment was either transferred to other IES companies or will be sold to third parties. All project work was completed prior to the subsidiary being closed. Mid-States' assets, liabilities and operating results for both the current and prior periods have been reclassified as discontinued operations. The exit plan is complete for these subsidiaries. We have included the results of operations related to these subsidiaries in discontinued operations for both the current period and all prior periods. Accordingly, previously reported results of these operations have been reclassified. Revenue for these subsidiaries totaled $9.1 million, $20.9 million, $74.8 million and $360.2 million for the year ended September 30, 2007, the five month period ended September 30, 2006, the seven month period ended April 30, 2006, and the year ended September 30, 2005 respectively.

  Divestitures

        During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.

        During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the twelve month period ended September 30, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration.

  Summary of Discontinued Operations

        The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations for the year ended September 30, 2005 was $3.5 million.

        Summarized financial data for all discontinued operations are outlined below:

	Successor		Predecessor
	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006	Year Ended September 30, 2005
Revenues	$9,130	$20,913	$74,745	$360,153
Gross profit (loss)	$(1,415)	$(7,182)	$(4,575)	$9,373
Pre-tax loss	$(4,317)	$(11,361)	$(14,929)	$(42,746)
	September 30, 2007	September 30, 2006
Accounts receivable, net	$6,184	$20,788
Inventory	—	186
Costs and estimated earnings in excess of billings on uncompleted contracts	8	3,545
Other current assets	—	30
Property and equipment, net	239	735
Other non-current assets	—	8

Total assets	$6,431	$25,292

Accounts payable	$600	$3,055
Accrued liabilities	522	3,468
Billings in excess of costs and estimated earnings on uncompleted contracts	798	2,091

Total liabilities	1,920	8,614

Net assets	$4,511	$16,678

        In connection with the divestitures discussed above, the pre-tax gain (loss) on the sale of the businesses was determined as follows for the seven months ended April 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor) (in thousands):

	2006	2005
Book value of tangible assets divested	$11,657	$70,648
Goodwill divested	—	16,313
Liabilities divested	(5,051)	(20,295)

Net assets divested	6,606	66,666
Cash received	6,058	48,000
Notes receivable	—	2,277
Retained receivables	1,255	3,791

Total consideration received	7,313	54,068

Pre-tax (loss) gain	$707	$(12,598)

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

  Impairment Associated with Discontinued Operations

        In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the years ended September 30, 2007 and September 30, 2005, we recorded impairment charges of $0.2 million and $1.5 million, respectively, related to the identification of certain subsidiaries for disposal by sale. There were no impairment charges related to the subsidiaries sold or shutdown during the five months ended September 30, 2006 or the seven months ended April 30, 2006. Impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations (see Note 12).

Working Capital

	Successor
	September 30, 2007	September 30, 2006
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$69,676	$28,166
Restricted cash	20,000	—
Accounts receivable:
Trade, net of allowance of $2,608 and $1,929 respectively	131,767	149,671
Retainage	29,536	31,204
Costs and estimated earnings in excess of billings on uncompleted contracts	16,121	13,147
Inventories	15,268	25,867
Prepaid expenses and other current assets	4,618	11,192
Assets held for sale and from discontinued operations	6,431	25,292

Total current assets	$293,417	$284,539

CURRENT LIABILITIES:
Current maturities of long-term debt	$78	$21
Accounts payable and accrued expenses	98,452	108,578
Billings in excess of costs and estimated earnings on uncompleted contracts	35,277	33,070
Liabilities related to assets held for sale and from discontinued operations	1,920	8,614

Total current liabilities	$135,727	$150,283

Working capital	$157,690	$134,256

Working capital, excluding cash	$68,014	$106,090

        Working capital, excluding cash, cash equivalents and restricted cash (collectively "Non-cash working capital") decreased $38.1 million, or 35.9% during the year ended September 30, 2007, principally due to our increased focus on cash collection and cash management.

        We experienced an increase in current assets of $8.9 million, or 3.1%, to $293.4 million as of September 30, 2007 from $284.5 million as of September 30, 2006. During 2007, we had a $41.5 million increase in cash and cash equivalents and a $20.0 million increase in restricted cash that was reclassified during the current year from other non-current assets. There was a $1.7 million decrease in retainage due to collections, and a decrease in inventory of $10.6 million. We also had an $18.9 million decrease in assets held for sale related to the sale of a business unit subsequent to September 30, 2006, pursuant to a divestiture plan previously disclosed. We reduced our trade accounts receivables, net by $17.9 million with an emphasis on lowering our days sales outstanding. Days sales outstanding improved by five days to 60 days at September 30, 2007 from 65 days at September 30, 2006. Further, as of September 30, 2007, costs in excess of billings increased $3.0 million over September 30, 2006, and prepaid expenses and other current assets decreased by $6.6 million.

        Our total current liabilities decreased $14.6 million, or 9.7%, to $135.7 million as of September 30, 2007 from $150.3 million as of September 30, 2006. This is a result of a $6.7 million decrease in liabilities held for sale related to the sale of a business unit subsequent to September 30, 2006 pursuant to a divestiture plan previously disclosed. In addition, there was a decrease of $10.1 million in accounts payable and accrued expenses due to the timing of payments made that was partially offset by an increase of $2.2 million in billings in excess of costs.

        See "Liquidity and Capital Resources" below for further information.

Liquidity and Capital Resources

        As of September 30, 2007, we had cash and cash equivalents of $69.7 million, restricted cash of $20.0 million, non-cash working capital of $68.0 million, $45.6 million in outstanding borrowings under our Term Loan, $43.1 million of letters of credit outstanding and available capacity under our Revolving Credit Facility of $31.1 million. Out of the $31.1 million, we can only borrow up to $2.5 million and remain in compliance with our financial covenants. Our total cash and cash equivalents increased 147% to $69.7 million at September 30, 2007 from $28.2 million at September 30, 2006. The increase in cash and cash equivalents was primarily due to increased levels of working capital mainly related to the timing of and increased focus on collections of accounts receivable and return of collateral held by CHUBB.

        During the year ended September 30, 2007, we generated $58.9 million in cash from operating activities principally due to our cash collection and cash management efforts. The cash generated by operations for the year ended September 30, 2007 funded all of the $17.4 million in combined investing and financing activities. The $17.4 million used for investing and financing activities during the year ended September 30, 2007 included $15.0 million for prepayment on our Term Loan and $2.7 million in acquisitions of property, plant and equipment.

Bonding Capacity

        At September 30, 2007, we have adequate surety bonding capacity under our surety agreements with CHUBB, SureTec and Scarborough. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond and, in the case of CHUBB, restrictions on the total amount of bonds that can be issued in a given month (as described in Note 18 "Subsequent Events" in our Consolidated Financial Statements, the limitations on the size of an individual bond were removed as of October 2007, and our bonding capacity has been raised to $150 million.). As of September 30, 2007, the expected costs to complete for projects covered by CHUBB, SureTec and Scarborough was 98.4 million. We also had $46.7 million in aggregate face value of bonds issued under Scarborough. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. For more information see Part II, Item 7. "Surety".

Repayment of Term Loan

        As described in Note 18 "Subsequent Events" to our Consolidated Financial Statements, on December 12, 2007, we terminated the Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into a $25 million senior subordinated loan agreement with a group led by Tontine Capital Partners, L.P., a related party.

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

        Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At September 30, 2007, $1.3 million of our outstanding letters of credit were to collateralize our customers and vendors.

        Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2007, $19.3 million of our outstanding letters of credit were to collateralize our insurance program.

        From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of approximately 100,000 pounds. We expect to take delivery of these commitments between October 2007 and March 2008. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.

        Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2007, our expected costs to complete on projects covered by surety bonds was approximately $98.4 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $33.9 million to collateralize our bonding programs. We also had $46.7 million in aggregate face value of bonds issued under Scarborough.

        In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2007, we had invested $4.85 million under our commitment to EnerTech. The carrying value of this EnerTech investment at September 30, 2007 and September 30, 2006 was $2.9 million and $2.9 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in EnerTech to reflect the fair value of the asset in accordance with fresh-start accounting. As of September 30, 2007, there were no unrealized losses related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized gains or losses are not temporary, we would write up or down our investment in EnerTech through a charge to other income/expense during the period of such determination.

        As of September 30, 2007, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands)(1):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$45,598	$45,598
Operating lease obligations	$7,862	$5,849	$3,833	$2,416	$697	$144	$20,801
Capital lease obligations	$78	$54	$32	$14	$—	$—	$178
Purchase obligations(2)	$—	$—	$—	$—	$—	$—	$—

(1)
The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

(2)
See above for further discussion on purchase obligations.

        Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2008	2009	2010		2011	2012	Thereafter	Total
Standby letters of credit	$43,127	$—	$—		$—	$—	$—	$43,127
Other commercial commitments	$—	$—	$150	(3)	$—	$—	$—	$150

(3)
Balance of investment commitment in EnerTech. On July 2007, we invested $200,000 in EnerTech reducing our remaining commitment to $150,000.

Outlook

        Following our emergence from bankruptcy in 2006, we focused primarily on underperforming subsidiaries. As previously disclosed, the Board of Directors directed senior management to develop alternatives with respect to certain underperforming subsidiaries and on March 28, 2006, senior management committed to a plan that committed to a shut-down or consolidation of the operations of the subsidiaries or the sale or other disposition of the subsidiaries, whichever comes sooner. The exit plan is substantially completed as of September 30, 2007. During the execution of the exit plan, we continued to pay our vendors and suppliers in the ordinary course of business and are completing all projects that are currently in progress, See Part II, Item 7, "Costs Associated with Exit or Disposal Activities" above for a summary of the exit plan.

        We anticipate that the combination of cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures to be approximately $15 million for the fiscal year ending on September 30, 2008. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our Revolving Credit Facility. Finally, we expect to renegotiate the terms of our Revolving Credit Facility before it expires on May 12, 2008. See "Disclosure Regarding Forward-Looking Statements".

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

Inflation

        We experienced inflationary pressures during 2005 and 2006 on the commodity prices of copper, aluminum, steel and fuel. During 2007, copper and steel prices stabilized, although fuel costs have continued to increase at rates higher than the overall inflation rate. Over the long-term, we expect to be able to pass a significant portion of these costs to our customers, as market conditions in the construction industry will allow.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit facility and fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts.

        From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of approximately 100,000 pounds. We expect to take delivery of these commitments between October 2007 and March, 2008. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.

        As of September 30, 2007, there was $45.6 million outstanding under our Term Loan and there were no borrowings outstanding under our Revolving Credit Facility, although the outstanding amount varies throughout the fiscal year, as working capital needs change.

        The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities—Debt:
Fixed Rate	$—	$—	$—	$—	$—	$45,598	$45,598
Interest Rate(1)	—	—	—	—	—	10.75%	10.75%
Fair Value of Debt:
Fixed Rate	$—	$—	$—	$—	$—	$45,127	$45,127

(1)
The loan under the Revolving Credit Facility bears interest at 10.75% per annum, subject to adjustment as set forth in the Term Loan agreement based on performance. The adjusted interest rate for the three months ended September 30, 2007 was 10.75% as a result of our performance during the period from January 1, 2006 through September 30, 2007.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Integrated Electrical Services, Inc.

        We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2007 (Successor), the period from May 1, 2006 to September 30, 2006 (Successor), the period from October 1, 2005 to April 30, 2006 (Predecessor), and the year ended September 30, 2005 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended September 30, 2007 (Successor), the period from May 1, 2006 to September 30, 2006 (Successor), the period from October 1, 2005 to April 30, 2006 (Predecessor), and the year ended September 30, 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integrated Electrical Services, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 12, 2007 expressed an adverse opinion thereon.

                      /s/ ERNST & YOUNG LLP

Houston, Texas
December 12, 2007

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	Successor
	September 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,676	$28,166
Restricted cash	20,000	—
Accounts receivable:
Trade, net of allowance of $2,608 and $1,754, respectively	131,767	149,671
Retainage	29,536	31,204
Costs and estimated earnings in excess of billings on uncompleted contracts	16,121	13,147
Inventories	15,268	25,867
Prepaid expenses and other current assets	4,618	11,192
Assets held for sale and from discontinued operations	6,431	25,292

Total current assets	293,417	284,539
RESTRICTED CASH	—	20,000
PROPERTY AND EQUIPMENT, net	22,095	26,525
GOODWILL	14,574	14,589
OTHER NON-CURRENT ASSETS, net	23,336	29,862

Total assets	$353,422	$375,515

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$78	$21
Accounts payable and accrued expenses	98,452	108,578
Billings in excess of costs and estimated earnings on uncompleted contracts	35,277	33,070
Liabilities related to assets held for sale and from discontinued operations	1,920	8,614

Total current liabilities	135,727	150,283
LONG-TERM DEBT, net of current maturities	45,698	55,744
OTHER NON-CURRENT LIABILITIES	18,072	14,845

Total liabilities	199,497	220,872

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,418,357 and 15,418,357 shares issued and 15,339,086 and 15,396,642 outstanding, respectively	154	154
Treasury stock, at cost, 79,271 and 21,715 shares, respectively	(1,716)	(394)
Additional paid-in capital	168,070	163,054
Retained deficit	(12,583)	(8,171)

Total stockholders' equity	153,925	154,643

Total liabilities and stockholders' equity	$353,422	$375,515

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Successor		Predecessor
	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006	Year Ended September 30, 2005
Revenues	$892,758	$416,975	$516,864	$856,635
Cost of services	747,840	356,036	436,947	728,617

Gross profit	144,918	60,939	79,917	128,018
Selling, general and administrative expenses	137,638	53,321	69,772	128,884
(Gain) loss on sale of assets	(59)	18	107	1,782
Restructuring charges	824	—	—	—
Goodwill impairment	—	—	—	51,830

Income (loss) from operations	6,515	7,600	10,038	(54,478)

Reorganization items (Note 3)	—	1,419	(28,608)	—

Other (income) expense:
Interest expense, net	5,835	2,570	14,929	28,291
Other, net	(336)	(4)	242	2,283

Interest and other expense, net	5,499	2,566	15,171	30,574

Income (loss) from continuing operations before income taxes	1,016	3,615	23,475	(85,052)
Provision for income taxes	2,041	425	758	10,507

Net income (loss) from continuing operations	(1,025)	3,190	22,717	(95,559)

Discontinued operations (Note 4)
Loss from discontinued operations (including gain/(loss) on disposal of $0, $0, $707 and $(12,598), respectively)	(4,317)	(11,361)	(14,929)	(42,746)
Provision (benefit) for income taxes	(930)	—	—	(8,673)

Net loss from discontinued operations	(3,387)	(11,361)	(14,929)	(34,073)

Net income (loss)	$(4,412)	$(8,171)	$7,788	$(129,632)

Basic earnings (loss) per share:
Continuing operations	$(0.07)	$0.21	$1.52	$(6.38)

Discontinued operations	$(0.22)	$(0.76)	$(1.00)	$(2.28)

Total	$(0.29)	$(0.55)	$0.52	$(8.66)

Diluted earnings (loss) per share:
Continuing operations	$(0.07)	$0.21	$1.48	$(6.38)

Discontinued operations	$(0.22)	$(0.74)	$(0.97)	$(2.28)

Total	$(0.29)	$(0.53)	$0.51	$(8.66)

Shares used in the computation of earnings (loss) per share (Note 5):
Basic	15,058,972	14,970,502	14,970,502	14,970,502

Diluted	15,058,972	15,373,969	15,373,969	14,970,502

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)

					Restricted Voting Common Stock
	Old Common Stock		New Common Stock				Treasury Stock
									Unearned Restricted Stock	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2004 (Predecessor)	38,439,984	$385	—	$—	2,605,709	$26	(2,172,313)	$(13,790)	$(1,113)	$429,376	$(271,716)	$143,168
Issuance of stock	20,810	—	—	—	—	—	8,252	52	—	54	—	106
Issuance of restricted stock	365,564	3	—	—	—	—	(365,564)	(3)	(1,711)	1,711	—	—
Vesting of restricted stock	—	—	—	—	—	—	113,248	719	—	(719)	—	—
Issuance of stock under employee stock purchase plan	61,935	1	—	—	—	—	—	—	—	253	—	254
Exercise of stock options	135,916	1	—	—	—	—	—	—	—	624	—	625
Non-cash compensation	—	—	—	—	—	—	—	—	1,641	(303)	—	1,338
Net loss	—	—	—	—	—	—	—	—	—	—	(129,632)	(129,632)

BALANCE, September 30, 2005 (Predecessor)	39,024,209	$390	—	$—	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock	25,717	—	—	—	—	—	—	—	—	26	—	26
Vesting of restricted stock	—	—	—	—	—	—	161,787	2,092	—	(2,161)	—	(69)
Adoption of SFAS 123R	—	—	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,191	—	1,191
Net income	—	—	—	—	—	—	—	—	—	—	7,788	7,788
Reorganization adjustments	(39,049,926)	(390)	15,326,885	153	(2,605,709)	(26)	2,254,590	10,930	—	124,880	—	135,547
Fresh-start adjustments	—	—	—	—	—	—	—	—	—	(393,560)	393,560	—

BALANCE, April 30, 2006 (Predecessor)	—	$—	15,326,885	$153	—	$—	—	$—	$—	$160,189	$—	$160,342

Sale of stock	—	—	58,072	1	—	—	—	—	—	999	—	1,000
Issuance of stock	—	—	33,400	—	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(21,715)	(394)	—	394	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,472	—	1,472
Net loss	—	—	—	—	—	—	—	—	—	—	(8,171)	(8,171)

BALANCE, September 30, 2006 (Successor)	—	$—	15,418,357	$154	—	$—	(21,715)	$(394)	$—	$163,054	$(8,171)	$154,643
Restricted stock grant	—	—	—	—	—	—	27,600	490	—	(490)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(57,318)	(1,299)	—	1,299	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(41,504)	(806)	—	—	—	(806)
Non-cash compensation	—	—	—	—	—	—	—	—	—	4,150	—	4,150
Issuance of treasury stock	—	—	—	—	—	—	13,666	293	—	57	—	350
Net loss	—	—	—	—	—	—	—	—	—	—	(4,412)	(4,412)

BALANCE, September 30, 2007 (Successor)	—	$—	15,418,357	$154	—	$—	(79,271)	$(1,716)	$—	$168,070	$(12,583)	$153,925

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRICAL SERVICES, INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Successor		Predecessor
	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006	Year Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,412)	$(8,171)	$7,788	$(129,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	3,387	11,361	14,929	34,932
Bad debt expense	1,910	1,127	782	2,323
Deferred financing cost amortization	1,303	732	6,345	5,658
Depreciation and amortization	9,832	3,542	3,968	8,686
Paid in kind interest	4,992	2,603	—	—
Impairment of long-lived assets	11	—	359	2,964
Impairment of goodwill	—	—	—	51,830
Loss (gain) on sale of property and equipment	(59)	18	107	1,782
Non-cash compensation expense	4,150	1,472	1,219	1,338
Impairment of investment	—	223	—	736
Non-cash interest charge for embedded conversion option	—	—	—	622
Non-cash reorganization items	—	—	(42,206)	—
Equity in (gains) losses of investment	(217)	—	—	1,404
Deferred income tax	(148)	575	6	252
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	17,662	(22,575)	5,008	(3,922)
Inventories	10,599	(3,143)	(1,960)	(4,046)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,974)	5,876	(3,005)	(417)
Prepaid expenses and other current assets	3,378	(623)	(1,731)	(9,614)
Other non-current assets	5,241	(5,299)	(846)	2,213
Accounts payable and accrued expenses	(8,132)	11,274	12,021	5,283
Billings in excess of costs and estimated earnings on uncompleted contracts	2,205	6,549	114	4,185
Other non-current liabilities	1,594	1,050	542	(5,579)

Net cash provided by (used in) continuing operations	50,322	6,591	3,440	(29,002)
Net cash provided by (used in) discontinued operations	8,539	10,055	(3,853)	13,624

Net cash provided by (used in) operating activities	58,861	16,646	(413)	(15,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,708)	(1,324)	(1,527)	(3,433)
Proceeds from sales of property and equipment	847	75	41	2,162
Investments in unconsolidated affiliate	(200)	(1,300)	(450)	(400)
Distribution from unconsolidated affiliate	379	—	—	—
Changes in restricted cash	—	132	(10,536)	(9,596)

Net cash provided by (used in) investing activities of continuing operations	(1,682)	(2,417)	(12,472)	(11,267)
Net cash provided by (used in) investing activities of discontinued operations	118	181	5,772	47,070

Net cash provided by (used in) investing activities	(1,564)	(2,236)	(6,700)	35,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	72	—	53,021	10,000
Borrowings on senior convertible notes	—	—	—	50,000
Repayments of debt	(15,053)	(11)	(50,030)	(67,930)
Issuance of common stock	—	1,000	—	106
Purchases of treasury stock	(806)	—	—	—
Payments for debt issuance costs	—	(102)	(3,503)	(7,363)
Payments for reorganization items including debt restructure costs	—	(4,104)	(3,751)	—
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	254
Proceeds from exercise of stock options	—	—	—	625

Net cash used in financing activities	(15,787)	(3,217)	(4,263)	(14,308)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,510	11,193	(11,376)	6,117
CASH AND CASH EQUIVALENTS, beginning of period	28,166	16,973	28,349	22,232

CASH AND CASH EQUIVALENTS, end of period	$69,676	$28,166	$16,973	$28,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,938	$1,072	$3,266	$20,564
Income taxes	$575	$303	$971	$319
Assets acquired under capital lease	$—	$—	$111	$—

        Non-cash investing activity: During the year ended September 30, 2007, we recorded an accrued liability related to the acquisition of $2.1 million in property and equipment.

        During the five month period ended September 30, 2006 and the seven month period ended April 30, 2006, we paid professional fees of $2.2 million and $3.4 million, respectively, for legal costs incurred during our reorganization and are included as a reduction to cash flow from operations.

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

  Voluntary Reorganization Under Chapter 11

        On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as "In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11". On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization. The plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the bankruptcy code from February 14, 2006 through emergence from Chapter 11 on May 12, 2006, the effective date of the plan.

  Basis of Presentation

        In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), we applied "fresh-start" accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to "Successor" in the financial statements are in reference to reporting dates on and after May 1, 2006. References to "Predecessor" in the financial statements are in reference to reporting dates through April 30, 2006 including the impact of plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 2. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

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

          (iii)  Certain members of management received 384,850 restricted shares of new common stock equal to 2.5% of the fully diluted new common stock with an additional 0.5% reserved for new key employees, before giving effect to the 2006 equity incentive plan. The restricted shares of new common stock vest over approximately an approximately 31.5 month period.

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

        We have considered the guidance in SFAS No. 154 "Accounting Changes & Error Corrections" ("SFAS 154"), SEC Staff Accounting Bulletin No. 99 "Materiality" and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" in evaluating whether a restatement of our prior financial statements is required as a result of this misstatement to such financial statements. SFAS 154 and its predecessor, Accounting Principles Board No. 20 "Accounting Changes," both require that corrections of errors be recorded by restatement of prior periods if the error is material. Based on an evaluation of quantitative and qualitative factors, we have concluded that the restatement of previously issued financial statements is not necessary, as we believe the identified misstatement is immaterial to the consolidated financial statements.

        We sold all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities but retaining the entities from which they were sold that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. We would then seek reimbursement from the purchasers.

2. FRESH-START REPORTING

        We implemented fresh-start accounting and reporting in accordance with SOP No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") on April 30, 2006. Fresh-start accounting required us to re-value our assets and liabilities based upon their estimated fair values, which has resulted in material adjustments to the carrying amount of our assets and liabilities. We engaged an independent expert to assist us in computing the fair market value of our assets and liabilities. The fair values of the assets, as determined for fresh-start reporting, were based on estimates of anticipated future cash flows generated from each market and applying business valuation techniques. Liabilities existing on April 30, 2006 were stated at the present values of amounts to be paid, discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result of implementing fresh-start accounting, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.

        As confirmed by the Bankruptcy Court, our estimated reorganization value was determined to be approximately $213.5 million. This value was reached using accepted valuation techniques and using our projections through 2010. To calculate value, a comparable company analysis and a discounted cash flow analysis was performed. Discount rates between 10.0% and 15.0% and an EBITDA multiple range were used to determine a terminal value of 5.0 to 7.0 times. Our assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). In addition, our accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the reorganization plan (see Note 1). The restructuring of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. The loss for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in "Reorganization Items" (see Note 3) in the consolidated statement of operations.

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

	Predecessor	Plan Effects		Fresh-start Adjustments		Successor
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,101	$872	(a)	$—		$16,973
Restricted cash	20,132	(20,132)	(b)	—		—
Accounts receivable:
Trade, net of allowance of $1,982	139,711	—		—		139,711
Retainage	32,386	—		—		32,386
Costs and estimated earnings in excess of billings on uncompleted contracts	20,300	—		—		20,300
Inventories	23,464	—		—		23,464
Prepaid expenses and other current assets	29,382	—		(1,648	)(l)	27,734
Assets held for sale and from discontinued operations	41,893	—		337	(l)	42,230

Total current assets	323,369	(19,260)		(1,311)		302,798
PROPERTY AND EQUIPMENT, net	21,181	—		8,193	(l)	29,374
GOODWILL	24,343	—		(9,279	)(m)	15,064
OTHER NON-CURRENT ASSETS	7,228	21,503	(b)(c)	3,355	(l)	32,086

Total assets	$376,121	$2,243		$958		$379,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$25	$—		$—		$25
Accounts payable and accrued expenses (including $10,639 in accrued interest subject to compromise)	112,596	(7,259	)(d)	1,120	(l)	106,457
Billings in excess of costs and estimated earnings on uncompleted contracts	26,903	—		—		26,903
Liabilities related to assets held for sale associated with discontinued operations	16,902	—		1,038	(l)	17,940
Senior convertible notes, net (subject to compromise)	50,000	(50,000	)(e)	—		—
Senior subordinated notes, net (subject to compromise)	172,885	(172,885	)(f)	—		—

Total current liabilities	379,311	(230,144)		2,158		151,325
LONG-TERM DEBT, net of current maturities	133	—		—		133
TERM LOAN	—	53,000	(g)	—		53,000
OTHER NON-CURRENT LIABILITIES	15,771	—		(1,249)		14,522

Total liabilities	395,215	(177,144)		909		218,980

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—		—		—
Predecessor common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 shares issued	390	(390	)(h)	—		—
Predecessor restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	(26	)(h)	—		—
Successor common stock, $0.01 par value 100,000,000 shares authorized and 15,326,885 shares issued and outstanding	—	153	(f)(h)	—		153
Treasury stock, at cost, 2,416,377 and 0 shares	(10,930)	10,930	(i)	—		—
Additional paid-in capital	428,869	124,880	(j)	(393,560	)(n)	160,189
Retained earnings (deficit)	(437,449)	43,840	(k)	393,609	(n)	—

Total stockholders' equity (deficit)	(19,094)	179,387		49		160,342

Total liabilities and stockholders' equity (deficit)	$376,121	$2,243		$958		$379,322

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

(n)
Reflects the revaluation loss and the elimination of the retained deficit.

  Impact of Fresh-Start Accounting on Depreciation and Amortization

        Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. Since that time, this adjustment has resulted in $2.9 million and $1.2 million, respectively, of additional depreciation expense for the year ended September 30, 2007 (Successor) expense for the five months ended September 30, 2006 (Successor). We expect that this adjustment will result in an increase of our depreciation expense by $1.7 million during fiscal 2008, and a total of $0.8 million thereafter.

        Additionally, we established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve will be amortized as a reduction of cost of services over the remaining terms of the contracts. We recognized income of approximately $1.9 million and $2.3 million related to the amortization of this contract loss reserve liability for the year ended September 30, 2007 and the five month period ended September 30, 2006.

        We also identified certain intangible assets as a result of adopting fresh-start accounting (see Note 2). These assets will be amortized over their expected useful lives. As a result, we have recorded $1.8 million and $0.9 million of amortization expense for the year ended September 30, 2007 and the five month period ended September 30, 2006.

Impact of Reorganization on Income Taxes

        The reorganization of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a financial statement gain of $46.1 million. For income tax purposes, there is no gain or loss realized on the discharge of the senior subordinated notes and related accrued interest. Therefore, the financial statement gain was excluded from taxable income for the tax year ended September 30, 2006. In addition, the reorganization resulted in a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after May 12, 2006 is subject to Internal Revenue Code Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized (see Note 11).

3. REORGANIZATION ITEMS

        Reorganization items refer to expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. There were no reorganization items for the year ended September 30, 2007. The following table summarizes the components included in reorganization items on the consolidated statements of operations for the five months ended September 30, 2006 (Successor) and the seven months ended April 30, 2006 (Predecessor) (in thousands):

	Successor	Predecessor
	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
Gain on debt-for-equity exchange(1)	$—	$(46,117)
Fresh-start adjustments(2)	—	(49)
Professional fees and other costs(3)	1,419	13,598
Unamortized debt discounts and other costs(4)	—	539
Embedded derivative liabilities(5)	—	(1,482)
Unamortized debt issuance costs(6)	—	4,903

Total reorganization items	$1,419	$(28,608)

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

(5)
Write-off of embedded derivatives related to the allowed claim for the senior convertible notes.

(6)
Write-off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and senior convertible notes.

4. STRATEGIC ACTIONS:

  Operational Restructuring

        We have begun restructuring of operations into three major lines of business: Industrial, Commercial and Residential from our current geographic structure. This operational restructuring is part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy in the future. The operational restructuring plan will consolidate administrative support functions, eliminating redundant functions currently performed at our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $10 million over the course of the restructuring process, which will be implemented over approximately 18 months.

        The first component of this program was initiated in June 2007. Under this portion of the planned restructuring, five of our business units will be integrated under the IES Industrial division, and the support and administrative functions of those businesses are being combined at an operating location in Houston, Texas. In connection with this realignment, we approved a transition and severance benefits plan for 10 employees who were separated from the Company on or before September 30, 2007 through the elimination of redundant positions. We recognized approximately $0.2 million in severance charges for the value of cash compensation and payroll taxes which will be paid through March 2008. These charges have been included in the caption restructuring charges in the consolidated statement of operations.

        The second component of this program was initiated in September 2007. Under this portion of the restructuring, 17 of our business units will be integrated under the IES Commercial division, and the support and administrative functions of those businesses are being combined at an operating location in Tempe, Arizona. In connection with this realignment, we approved a transition and severance benefits plan for approximately 35 employees who will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to six months. We recognized approximately $0.1 million in severance liabilities for cash compensation and payroll taxes. We expect to recognize an additional $0.5 million in severance liabilities for the estimated fair value of cash compensation which we expect to incur in fiscal year 2008. These charges have been included in the caption restructuring charges in the consolidated statement of operations. These severance payments will be paid through October 2008.

        The third component of this program was initiated in September 2007. Under this portion of the restructuring, five of our business units will be integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses will be combined at an operating location near Houston, Texas. In connection with this realignment, we approved a transition and severance benefits plan for approximately five employees who will be separated through the elimination of redundant positions. As of September 30, 2007, we have not recognized a liability for any severance liabilities because we had not determined how many or which employees would be affected. Ultimately, we expect to recognize $0.1 million in severance liabilities for the estimated fair value of cash compensation which we expect to incur in fiscal year 2008.

        In addition to the severance costs described above, we incurred charges of approximately $0.5 million for consulting services associated with the restructuring program during the year ended September 30, 2007.

  Exit or Disposal Activities

        On March 28, 2006, based on the recommendation of the Board of Directors, we committed to an exit plan with respect to certain underperforming subsidiaries in our commercial and industrial segment. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came sooner

        In our assessment of the estimated net realizable value of the accounts receivable at these subsidiaries, in March 2006, we increased our general allowance for doubtful accounts having considered various factors including the risk of collection and the age of the receivables. We believe this approach is reasonable and prudent.

        In June 2007, we shut down our Mid-States Electric operating company, located in Jackson, Tennessee. Mid-States' operating equipment was either transferred to other IES companies or will be sold to third parties. All project work was completed prior to the subsidiary being closed. Mid-States' assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations. Mid-States was part of the Commercial and Industrial segment prior to being classified as discontinued.

        Remaining net working capital related to these subsidiaries was $4.3 million and $15.9 million at September 30, 2007 and September 30, 2006, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries' working capital, we could experience additional losses of working capital. At September 30, 2007, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.

        The exit plan is substantially complete for the subsidiaries that we selected to exit in March 2006, and the operations of these subsidiaries substantially ceased as of September 30, 2006. Mid-States' operations were shut down as of September 30, 2007. We have included the results of operations related to these subsidiaries in discontinued operations for the year ended September 30, 2007, and all prior periods presented have been reclassified accordingly. Revenue for these shut down subsidiaries totaled $9.1 million for the year ended September 30, 2007 (Successor), $20.9 million for the five months ended September 30, 2006 (Successor), $74.8 million for the seven months ended April 30, 2006 (Predecessor), and $360.2 million for the year ended September 30, 2005 (Predecessor). Operating losses for these shut down subsidiaries totaled $4.1 million for the year ended September 30, 2007 (Successor), $11.5 million for the five months ended September 30, 2006 (Successor), $14.8 million for the seven months ended April 30, 2006 (Predecessor), and $28.2 million for the year ended September 30, 2005 (Predecessor).

  Divestitures

        During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our commercial and industrial segment. As of December 31, 2005, the planned divestitures had been completed.

        During the year ended September 30, 2005, we completed the sale of all the net assets of thirteen of our operating subsidiaries for $54.1 million in total consideration. During the year ended September 30, 2006, we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, these divestitures generated pre-tax net income of $0.7 million for the seven months ended April 30, 2006 and pre-tax net loss of $14.1 million for the year ended September 30, 2005. These results have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.

        The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Depreciation expense associated with discontinued operations for the year ended September 30, 2007 (Successor) was $0.3 million. Depreciation expense for the five months ended September 30, 2006 (Successor) and for the seven months ended April 30, 2006 (Predecessor) was $0.1 and $0.1 million, respectively. Depreciation expense associated with discontinued operations for the year ended September 30, 2005 (Predecessor) was $3.5 million.

  Summarized Data for Discontinued Operations

        Summarized financial data for all discontinued operations are outlined below:

	Successor		Predecessor
	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006	Year Ended September 30, 2005
Revenues	$9,130	$20,913	$74,745	$360,153
Gross profit (loss)	$(1,415)	$(7,182)	$(4,575)	$9,373
Pre-tax loss	$(4,317)	$(11,361)	$(14,929)	$(42,746)
	September 30, 2007	September 30, 2006
Accounts receivable, net	$6,184	$20,788
Inventory	—	186
Costs and estimated earnings in excess of billings on uncompleted contracts	8	3,545
Other current assets	—	30
Property and equipment, net	239	735
Other non-current assets	—	8

Total assets	$6,431	$25,292

Accounts payable	$600	$3,055
Accrued liabilities	522	3,468
Billings in excess of costs and estimated earnings on uncompleted contracts	798	2,091

Total liabilities	1,920	8,614

Net assets	$4,511	$16,678

        In connection with the divestitures discussed above, the pre-tax (loss) gain on the sale of the businesses was determined as follows (in thousands):

	Predecessor
	Seven Months Ended April 30, 2006	Year Ended September 30, 2005
Book value of tangible assets divested	$11,657	$70,648
Goodwill divested	—	16,313
Liabilities divested	(5,051)	(20,295)

Net assets divested	6,606	66,666

Cash received	6,058	48,000
Notes receivable	—	2,277
Retained receivables	1,255	3,791

Total consideration received	7,313	54,068

Pre-tax (loss) gain	$707	$(12,598)

        We did not divest any company during the year ended September 30, 2007 or the five month period ended September 30, 2006.

Goodwill Impairment Associated with Discontinued Operations

        During the year ended September 30, 2005, we recorded a goodwill impairment charge of $12.8 million related to certain subsidiaries which were held for disposal by sale. This impairment charge is included in the net loss from discontinued operations caption in the statement of operations. The impairment charge was calculated based on the assessed fair value ascribed to the subsidiaries identified for disposal less the net book value of the assets related to those subsidiaries. In determining the fair value for the subsidiaries, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. Where the fair value did not exceed the net book value of a subsidiary including goodwill, the goodwill balance was impaired as appropriate. This impairment of goodwill was determined prior to the disclosed calculation of any additional impairment of the identified subsidiary disposal group as required pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We utilized estimated gross proceeds to calculate the fair values associated with the goodwill impairment charge. There have not been any significant differences between those estimates and the actual proceeds received upon the sale of the subsidiaries. There was no goodwill impairment charge related to the subsidiaries sold or shutdown during the year ended September 30, 2007 (Successor), the five months ended September 30, 2006 (Successor) or the seven months ended April 30, 2006 (Predecessor).

  Impairment Associated with Discontinued Operations

        In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the years ended September 30, 2007 and September 30, 2005, we recorded impairment charges of $0.2 million and $1.5 million, respectively, related to the identification of certain subsidiaries for disposal by sale. There were no impairment charges related to the subsidiaries sold or shutdown during the five months ended September 30, 2006 or the seven months ended April 30, 2006. Impairment was calculated as the difference between the fair values, less costs to sell, assessed at the date the companies individually were selected for sale and their respective net book values after all other adjustments had been recorded. In determining the fair value for the disposed assets and liabilities, we evaluated past performance, expected future performance, management issues, bonding requirements, market forecasts and the carrying value of such assets and liabilities and received a fairness opinion from an independent consulting and investment banking firm in support of this determination for certain of the subsidiaries included in the assessment. The impairment charge was related to subsidiaries included in the commercial and industrial segment of our operations (see Note 12).

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of IES and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments for fresh-start accounting, allowance for doubtful accounts receivable, stock-based compensation, assumptions regarding estimated costs to exit certain business units, realizability of deferred tax assets and self-insured claims liabilities.

  Reclassifications

        Certain prior period balances have been reclassified to conform to current year presentation, including the statement of operations caption (gain) loss on sale of assets which was previously included in other income. Additionally, certain legal and professional fees incurred in connection with the bankruptcy proceedings have been reclassified from financing cash flows to operating cash flows.

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

        Restricted cash is composed of cash balances maintained by Bank of America under the terms of our revolving credit facility.

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

  Securities and Equity Investments

  Energy Photovoltaics, Inc

        On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. ("Tontine"). Tontine, together with its affiliates, owns approximately 48% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.

        Pursuant to the stock purchase agreement, on July 17, 2006 we issued 58,072 shares of our common stock to Tontine for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on the NASDAQ Stock Market on July 14,

2006. The proceeds of the sale were used to make a new $1.0 million investment in Energy Photovoltaics, Inc. ("EPV"), a company in which we, prior to this new investment, held and continue to hold a minority interest. The IES common stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

        We had previously accounted for our original investment in EPV under the equity method of accounting and accordingly recorded our share of EPV's losses beginning in July 2006, because our then current investment in EPV was less than 20%, we began to account for this investment using the cost method of accounting. The carrying amount of the original investment prior to this new investment was zero at September 30, 2005 as a result of recording our pro-rata share of losses and an impairment charge of $0.7 million. Additionally, we had a note receivable from EPV of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the new investment of $1.0 million in exchange for EPV common stock, we converted the previous note receivable and the previous preferred stock investment into common stock of EPV. As of September 30, 2007, we own approximately 18.3% of EPV's outstanding common stock, and our ownership stake would be reduced to 14.1% on a diluted basis if all stock options were exercised. This ownership percentage could further decrease with the conversion of senior convertible notes at the time of a public offering of EPV.

  EnerTech Capital Partners, II L.P.

        Through September 30, 2007, we have invested $4.85 million under our commitment to EnerTech Capital Partners II L.P. (EnerTech). The carrying value of this EnerTech investment at September 30, 2007 and 2006 was $2.9 million and $2.9 million, respectively. This investment is accounted for on the cost method of accounting. We use available information and may perform discounted cash flow analyses to determine impairment of our investments, if any. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the EnerTech investment as of September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Carrying value	$2,870	$2,858
Unrealized gains (losses)	1,171	—

Fair value	$4,041	$2,858

        EnerTech's investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination.

  Arbinet-thexchange Inc.

        On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet-thexchange Inc. ("Arbinet"). The investment is a marketable security available for sale. The carrying and market value of the investment at both September 30, 2007 and 2006 was $0.2 million.

  Property and Equipment

        Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was $8.5 million for the year ended September 30, 2007 (Successor), $3.8 million for the five months ended September 30, 2006 (Successor), $4.0 million for the seven months ended April 30, 2006 (Predecessor) and $8.7 million for the year ended September 30, 2005 (Predecessor).

        Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations in the caption (gain) loss on sale of assets.

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

        At September 30, 2005, we performed a test for impairment and consequently recorded a charge of $51.8 million. The total goodwill impairment charge is included in arriving at income (loss) from continuing operations for the year ended September 30, 2005. The impairment affected our Commercial and Industrial segment. There was no goodwill impairment charge in the Residential segment for the year ended September 30, 2005.

        Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances (amounts in thousands):

	September 30, 2005	Fresh Start Adjustment	September 30, 2006	September 30, 2007
Commercial and Industrial	$—	$447	$447	$447
Residential	24,343	(10,201)	14,142	14,127

	$24,343	$(9,754)	$14,589	$14,574

        For the year ended September 30, 2007, the five months ended September 30, 2006 and the seven months ended April 30, 2006, there was no goodwill impairment attributable to any reportable segments.

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

        On the date we emerged from bankruptcy, in accordance with the reorganization plan, the debtor-in-possession credit facility was replaced by a new credit facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense and are reflected in the statement of operations for the seven months ended April 30, 2006 (Predecessor). Amortization during the seven months ended April 30, 2006 (Predecessor) was $1.0 million.

        On May 12, 2006, the date we emerged from bankruptcy, we entered into a revolving credit facility with Bank of America and a $53 million senior secured term loan with Flagg Street for refinancing the senior convertible notes. As a result, we capitalized approximately $1.9 million of issuance costs associated with our revolving credit facility commitment with Bank of America and $0.3 million of issuance costs associated with our term loan commitment with Flagg Street.

        Amortization expense on the debt issuance costs was $1.3 million for the year ended September 30, 2007 (Successor) and $0.3 million for the five months ended September 30, 2006 (Successor). At September 30, 2007 and 2006, remaining unamortized capitalized debt issuance costs were $1.0 million and $2.0 million, respectively.

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

        Certain of our companies in the residential segment use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the construction is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded when such losses are determined.

        Services work, which represents less than 10% of consolidated revenue, consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from services work are recognized when services are performed, in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition".

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

        As of September 30, 2006, we recorded unbilled revenues for certain significant gross claims totaling $3.9 million, of which $2.8 million was included in assets held for sale associated with discontinued operations and $1.1 million was included in costs and estimated earnings in excess of billings on uncompleted contracts. In addition, billed accounts receivable as of September 30, 2006 related to these claims totaled $0.7 million, of which $0.6 million was included in assets held for sale associated with discontinued operations and $0.1 million was included in accounts receivable. These claims related to disputes with customers over defects in the customers' design specifications. During the year ended September 30, 2007, we settled one claim at no additional cost to the Company, and we settled the other claim for a loss of approximately $1.8 million which was included in income (loss) from discontinued operations. As of September 30, 2007, there were no material revenues recorded associated with any claims.

        Approximately two-thirds of our consolidated revenues come from fixed price percentage of completion contracts, approximately one-quarter of our consolidated revenues are accounted for under the completed contract method (primarily our single-family residential market) and less than 10% of our consolidated revenues come from maintenance and repair services (largely with our industrial customers on time and material contracts).

  Accounts Receivable and Allowance for Doubtful Accounts

        We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be uncollectible are written off as deemed necessary in the period such determination is made. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few operating companies within our commercial and industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible receivables as of September 30, 2007.

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

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2007, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence. To the extent that we do realize benefits from the usage of our pre-emergence deferred tax assets; such benefits will first reduce goodwill, then other long-term intangible assets, then additional paid-in capital.

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

Self-Insurance

        We retain the risk for workers' compensation, employer's liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2007, we compiled our historical data pertaining to the self-insurance experiences and utilized the services of an actuary to assist in the determination of the ultimate loss associated with our self-insurance programs for workers' compensation, auto and general liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and have recorded the present value of the actuarial determined ultimate losses under our workers' compensation, auto and general liability programs of $13.3 million and $16.6 million at September 30, 2007 and 2006, respectively. The present value is based on the expected cash flow to be paid out under the workers' compensation, automobile and general liability programs discounted at five percent for those claims not expected to be paid within twelve months. The undiscounted ultimate losses related to the workers' compensation, automobile and general liability programs were $14.6 million and $18.3 million at September 30, 2007 and 2006, respectively. Total expense for these programs including healthcare was approximately $27.2 million for the year ended September 30, 2007, $13.6 million for the five months ended September 30, 2006, $17.2 million for the seven months ended April 30, 2006, and $40.5 million for the year ended September 30, 2005. The present value of all self-insurance reserves for the health, workers compensation, auto and general liability recorded at September 30, 2007 and 2006 is $15.1 million and $18.5 million, respectively. The undiscounted ultimate losses of all self-insurance reserves at September 30, 2007 and 2006, was $16.4 million and $20.3 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows (in thousands):

Year Ended September 30,
2008	$7,072
2009	3,746
2010	2,306
2011	1,412
2012	879
Thereafter	1,020

Total	$16,435

        We had letters of credit of $19.3 million outstanding at September 30, 2007 to collateralize our self-insurance obligations.

  Realization of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the recoverability of property and equipment or other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. Estimated fair values are determined based on expected future cash flows discounted at a rate we believe incorporates the time value of money, the expectations about future cash flows and an appropriate risk premium.

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

        At September 30, 2007, September 30, 2006 and March 31, 2006, we performed additional evaluations of our long-lived assets in accordance with SFAS 144. These evaluations resulted in impairment charges at our commercial and industrial segment of $0.2 million, zero and $0.4 million, respectively. Approximately $0.2 million and $0.1 million, respectively, is attributable to discontinued operations and is included in income (loss) from discontinued operations for the year ended September 30, 2007 (Successor) and for the seven months ended April 30, 2006 (Predecessor).

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

        We had no single customer accounting for more than 10% of our revenues for the year ended September 30, 2007, the five months ended September 30, 2006, the seven months ended April 30, 2006 and for the year ended September 30, 2005.

  Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, and the term loan. We believe that the carrying value of financial instruments, with the exception of the term loan, in the accompanying consolidated balance sheets approximates their fair value do to their short-term nature. We estimate that the fair value of the term loan is $45.1 million based on comparable debt instruments.

  Earnings per Share

        In conjunction with the reorganization plan, effective May 12, 2006 our common stock effectively underwent a reverse split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. In accordance with FASB Statement No. 128, "Earnings per Share," the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect that change in capital structure.

        The following table reconciles the components of the basic and diluted earnings (loss) per share for the year ended September 30, 2007, the five months ended September 30, 2006, the seven months ended April 30, 2006, and the year ended September 30, 2005 (in thousands, except share information):

	Successor		Predecessor
	Year ended September 30, 2007	Five months ended September 30, 2006	Seven months ended April 30, 2006	Year ended September 30, 2005
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(1,025)	$3,106	$22,121	$(95,559)
Net income from continuing operations attributable to restricted shareholders	—	84	596	—

Net income (loss) from continuing operations	$(1,025)	$3,190	$22,717	$(95,559)

Net loss from discontinued operations attributable to common shareholders	$(3,387)	$(11,361)	$(14,929)	$(34,073)
Net income from discontinued operations attributable to restricted shareholders	—	—	—	—

Net loss from discontinued operations	$(3,387)	$(11,361)	$(14,929)	$(34,073)

Net income (loss) attributable to common shareholders	$(4,412)	$(8,171)	$7,584	$(129,632)
Net income attributable to restricted shareholders	—	—	204	—

Net income (loss)	$(4,412)	$(8,171)	$7,788	$(129,632)

Denominator:
Weighted average common shares outstanding—basic	15,058,972	14,970,502	14,970,502	14,970,502
Effect of dilutive stock options and non-vested restricted stock	—	403,467	403,467	—

Weighted average common and common equivalent shares outstanding—diluted	15,058,972	15,373,969	15,373,969	14,970,502

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(0.07)	$0.21	$1.52	$(6.38)
Basic earnings (loss) per share from discontinued operations	$(0.22)	$(0.76)	$(1.00)	$(2.28)
Basic earnings (loss) per share	$(0.29)	$(0.55)	$0.52	$(8.66)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(0.07)	$0.21	$1.48	$(6.38)
Diluted earnings (loss) per share from discontinued operations	$(0.22)	$(0.74)	$(0.97)	$(2.28)
Diluted earnings (loss) per share	$(0.29)	$(0.53)	$0.51	$(8.66)

        For the year ended September 30, 2007 (Successor), stock options of 0.2 million and restricted stock of 0.2 million shares were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and the options' exercise prices were greater than the average market price of our common stock. For the five months ended September 30, 2006 (Successor), 0.2 million stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average market price of our common stock. For the seven months ended April 30, 2006 (Predecessor), no stock options were included in the computation of fully diluted earnings per share because all options were cancelled in conjunction with the restructuring. For the year ended September 30, 2005 (Predecessor) stock options of 3.2 million were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations in that period and the options' exercise prices were greater than the average market price of our common stock.

  Stock-Based Compensation

        On October 1, 2005, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which concerns the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including restricted stock grants and employee stock options. SFAS 123(R) requires companies to expense the fair value of employee stock options and other equity-based compensation beginning on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Upon its adoption, we used the modified prospective transition method as proscribed in SFAS 123(R). SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006.

        We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our 2006 fiscal year. The Predecessor's consolidated financial statements as of and for the seven months ended April 30, 2006 (Predecessor), and the Successor consolidated financial statements reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2007 (Successor) was $4.2 million before tax, which consisted of stock-based compensation expense related to employee stock options and restricted stock grants (see Note 13). Stock-based compensation expense recognized under SFAS 123(R) for the seven months ended April 30, 2006 was $1.2 million before tax. Included in stock-based compensation for the seven months ended April 30, 2006 (Predecessor) is $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the reorganization plan. These restricted shares would have otherwise not vested until January 2007. Stock-based compensation for the five months ended September 30, 2006 (Successor) was $1.4 million before tax. There was no stock-based compensation expense related to employee stock options recognized in the year ended September 30, 2005 (Predecessor). Additionally, we recorded no compensation expense associated with the Employee Stock Purchase Plan which is defined as a non-compensatory plan pursuant to Financial Accounting Standards Board Interpretation No. 44.

        SFAS 123(R) does not require a specific valuation model to measure the value of stock options, and either a binomial or the Black-Scholes model may be used. We utilized the Black-Scholes pricing model for options issued in 2006 and a binomial option pricing model for options issued in 2007 to measure the fair value of stock options granted. We believe the binomial pricing model is a more precise measure of the value of the stock options; however, the difference in the option value between the two methods was not material for the options granted in 2007. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

        Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, the market rate of interest, and actual and projected employee stock option exercise behaviors. The expected life of stock options is an input variable under the Black-Scholes option pricing model, but it is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the year ended September 30, 2007 and the five month period ended September 30, 2006 are disclosed in the table that follows:

	Successor
	Year ended September 30 2007(1)	Five month period ended September 30 2006(2)
Weighted average value per option granted during the period	$16.61	$7.32
Assumptions:
Stock price volatility	41.7%	48.9%
Risk free rate of return	5.0%	5.1%
Option term	10.0 years	7.3 years
Expected life	N/A	5.0 years
Dividend Rate(3)	0.0%	0.0%
Forfeiture Rate(4)	0.0%	0.0%

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

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

  Predecessor—Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

        During the year ended September 30, 2005, we recorded compensation expense of $1.3 million in connection with restricted stock awards (See Note 13).

        The following table illustrates the effect on net loss and loss per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under SFAS No. 123—"Accounting for Stock-Based Compensation" for the year ended September 30, 2005 (in thousands, except for per share data):

Year Ended September 30, 2005
Net loss, as reported	$(129,632)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	803
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,047)

Pro forma net loss for SFAS No. 123	$(129,876)

Loss per share:
Basic—as reported	$(8.66)
Basic—pro forma for SFAS No. 123	$(8.68)
Loss per share:
Diluted—as reported	$(8.66)
Diluted—pro forma for SFAS No. 123	$(8.68)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following subjective assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	73.6%
Weighted average risk free interest rate	3.5%
Expected life of options	4.2 years

  New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact and we expect that the retained earnings adjustment (if any) will be less than $0.5 million as a result of adoption. Any adjustment will be included in our financial results for the fiscal year beginning October 1, 2007.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2008.

6. INTANGIBLE ASSETS

        In accordance with SOP 90-7, we adopted fresh-start reporting effective April 30, 2006. Fresh-start reporting requires that all assets, including identifiable intangible assets and liabilities be adjusted to their fair values as of the adoption date (see Note 2). As a result of the application of fresh-start reporting we identified certain intangible assets as of April 30, 2006. We used independent appraisal and valuation experts to assist with the identification and valuation of these intangible assets. All of these intangible assets except for customer backlog are included in other noncurrent assets on the consolidated balance sheet at September 30, 2007 and 2006. Customer backlog is included in prepaid expenses and other current assets on the consolidated balance sheet at September 30, 2006. Amortization expense on these intangible assets was $1.8 million for the year ended September 30,

2007 and $0.9 million for the five month period ended September 30, 2006. The table below provides information about these intangible assets as of September 30, 2007 and 2006.

	September 30, 2007 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life
	(Amounts in thousands)
Leasehold interests	$93	$32	$61	4-55 months
Customer relationships	2,170	1,013	1,157	36-42 months
Contract backlog	658	658	—	10-12 months
Non-compete agreements	1,200	850	350	24 months
Tradenames	2,026	173	1,853	10-20 years

Total	$6,147	$2,726	$3,421

	September 30, 2006 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Leasehold interests	$93	$9	$84
Customer relationships	2,170	298	1,872
Contract backlog	658	284	374
Non-compete agreements	1,200	250	950
Tradenames	2,026	51	1,975

Total	$6,147	$892	$5,255

Estimated Amortization Expense for Fiscal Years Ending September 30:
2008	1,210
2009	582
2010	141
2011	124
2012	122
Thereafter	1,242
Unamortized Intangible Assets:
Goodwill	$14,574

7. PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following (in thousands):

		Successor
	Estimated Useful Lives in Years	September 30, 2007	September 30, 2006
Land	N/A	$3,042	$3,042
Buildings	5-32	6,594	6,594
Transportation equipment	3-5	6,555	8,965
Machinery and equipment	3-10	2,779	3,117
Leasehold improvements	5-10	1,194	1,994
Information systems	2-7	7,757	5,487
Furniture and fixtures	5-7	1,026	859

		$28,947	$30,058
Less—Accumulated depreciation and amortization		(6,852)	(3,533)

Property and equipment, net		$22,095	$26,525

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

8. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

        Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Successor		Predecessor
	September 30, 2007	September 30, 2006	April 30, 2006
Balance at beginning of period	$1,754	$1,863	$2,861
Additions to costs and expenses	1,910	1,127	782
Deductions for uncollectible receivables written off, net of recoveries	(1,056)	(1,236)	(1,780)

Balance at end of period	$2,608	$1,754	$1,863

        Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2007	September 30, 2006
Accounts payable, trade	$38,891	$48,480
Accrued compensation and benefits	28,993	26,341
Accrued self-insurance liabilities	14,666	19,735
Other accrued expenses	15,902	14,022

	$98,452	$108,578

        Contracts in progress are as follows (in thousands):

	September 30, 2007	September 30, 2006
Costs incurred on contracts in progress	$396,832	$543,476
Estimated earnings	44,315	54,941

	441,147	598,417
Less—Billings to date	(460,303)	(618,340)

	$(19,156)	$(19,923)

Costs and estimated earnings in excess of billings on uncompleted contracts	$16,121	$13,147
Less—Billings in excess of costs and estimated earnings on uncompleted contracts	(35,277)	(33,070)

	$(19,156)	$(19,923)

9. DEBT

        Debt consists of the following (in thousands):

	September 30, 2007	September 30, 2006
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 10.75% at September 30, 2007 and 12.3% at September 30, 2006, subject to further adjustment	$45,598	$55,603
Capital lease and other	178	162

Total debt	45,776	55,765
Less—Short-term debt and current maturities of long-term debt	(78)	(21)

Total long-term debt	$45,698	$55,744

        Future payments on debt at September 30, 2007 are as follows (in thousands):

2008	$78
2009	54
2010	32
2011	14
2012	—
Thereafter	45,598

Total	$45,776

        For the year ended September 30, 2007 (Successor) we incurred interest expense of $10.2 million. For the five month period ended September 30, 2006 (Successor) and the seven month period ended April 30, 2006 (Predecessor), we incurred interest expense of $3.7 million and $15.9 million, respectively. For the year ended September 30, 2005 (Predecessor), we incurred interest expense of $29.0 million.

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

        The senior convertible notes were a hybrid instrument comprised of two components: (1) a debt instrument and (2) certain embedded derivatives. The embedded derivatives included a redemption premium and a make-whole provision. In accordance with the guidance that Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" provide, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. These derivative instruments were marked-to-market each reporting period. The value of this derivative at December 31, 2004 was $4.0 million. The value of this derivative immediately prior to the affirmative shareholder vote was $2.0 million, and accordingly, we recorded a mark to market gain of $2.0 million during the three months ended March 31, 2005. There was a mark to market loss of $0.1 million recorded during the three months ended September 30, 2005 to put the value of this derivative at $1.9 million as of September 30, 2005. There was no mark to market adjustment made during fiscal 2006.

        The senior convertible notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," we adjusted the carrying value of the senior convertible notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.7 million, derivative liabilities of $1.5 million and net discounts of $0.7 million to reorganization items for a net pre-tax impact of $0 for the five months ended September 30, 2006, and $1.9 million for the seven months ended April 30, 2006.

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

        The senior subordinated notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," we adjusted the carrying value of the senior subordinated notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.2 million, net discount of $1.5 million, and the unamortized gain on the terminated interest rate swaps, previously disclosed, of $1.7 million to reorganization items for a net pre-tax impact of $0 for the five months ended September 30, 2006, and $2.0 million for the seven months ended April 30, 2006.

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

        On our emergence from bankruptcy, in accordance with the plan, the debtor-in-possession credit facility was replaced by a new credit facility. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense for the seven months ended April 30, 2006. Amortization of debt issuance costs during the seven months ended April 30, 2006 was $0.5 million.

  The Revolving Credit Facility

        On the date we emerged from bankruptcy, May 12, 2006, we entered an agreement (the "Loan and Security Agreement") for a revolving credit facility with Bank of America (the "Revolving Credit Facility") and certain other lenders. The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $80 million, with a $72 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. The Revolving Credit Facility expires on May 12, 2008, and we are currently developing refinancing alternatives. At September 30, 2007, we had $31.1 million availability on the Revolving Credit Facility and $43.1 million in letters of credit issued against the Revolving Credit Facility with remaining availability of $28.9 million for letters of credit; however, in order to remain in compliance with our financial covenants, we could only borrow up to $2.5 million of this amount based on our financial position on September 30, 2007.

        On October 13, 2006, we entered into an amendment and waiver to the Loan and Security Agreement to change the minimum amount of the Shutdown EBIT (as defined in the Loan and Security Agreement filed as Exhibit 10.1 to our current report on Form 8-K dated May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from a loss of $18.0 million to a loss of $21.0 million. The amendment also provides a waiver of any violation of the Loan and Security Agreement resulting from our failure to achieve the minimum Shutdown EBIT on the August 31, 2006 measurement date.

        On November 30, 2006, we entered into an amendment, dated October 1, 2006, to the Loan and Security Agreement to change the minimum amount of the Shutdown EBIT (as defined in the Loan and Security Agreement filed as Exhibit 10.1 to our current report on Form 8-K dated May 17, 2006) for the period beginning on October 1, 2006 and thereafter from zero to negative $2.0 million. Additionally, the definition of Consolidated Fixed Charge Conversion Ratio was modified.

        On December 11, 2006, we entered into an amendment to the Loan and Security Agreement to change the minimum amount of the Shutdown EBIT (as defined in the Loan and Security Agreement fixed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) for the period of October 1, 2005 through September 30, 2006 from a loss of $21.0 million to a loss of $22.0 million.

        On May 7, 2007, we entered into an amendment to the Loan and Security Agreement to allow us to pay down $15 million in principal on the senior secured term loan. The amendment also included the reduction of the Leverage Ratio (as defined in the Loan and Security Agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) and the elimination of the Residential EBIT and Commercial EBIT (both as defined in the Loan and Security Agreement filed as Exhibit 10.1 to our Form 8-K dated May 17, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee included as part of the amendment.

        On December 12, 2007, we entered into an amendment to the Loan and Security Agreement. The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments made in September 2007 by us as part of our transformation program to implement operational improvements. The amendment also permitted the Company to pay off its existing Term Loan and enter into a new subordinated note agreement for a reduced principal amount. Finally, the amendment allowed us to implement a stock repurchase program for up to $27.5 million over the following 24 months.

        Loans under the Revolving Credit Facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we are charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit and (3) certain other fees and charges as specified in the revolving credit agreement.

        The Revolving Credit Facility will mature on May 12, 2008, and we are currently developing refinancing alternatives. The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries' existing and future acquired assets, exclusive of collateral provided to sureties. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. The financial covenants are described below in the section titled "Financial Covenants". The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

  The Eton Park/Flagg Street Term Loan

        On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53 million senior secured term loan (the "Term Loan") with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.

        The Term Loan bears interest at 10.75% per annum, subject to adjustment as set forth in the Term Loan agreement. Interest is payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date, we shall have the option to direct that interest be paid by capitalizing that interest as additional loans under the Term Loan. We capitalized interest as additional loans of $2.6 million and $5.0 million for the five month period ended September 30, 2006 and year ended September 30, 2007, respectively. Through September 30, 2007, we have capitalized interest as additional loans of $7.6 million. Subject to the Term Loan lenders' right to demand repayment in full on or after the fourth anniversary of the closing date, the Term Loan will mature on May 12, 2013, at which time all principal will become due. The Term Loan contains customary affirmative, negative and financial covenants binding on us, including, without limitation, a limitation on indebtedness of $90 million under the Revolving Credit Facility with a sub-limit on funded outstanding indebtedness of $25 million, as more fully described in the Term Loan agreement. Additionally, the Term Loan includes provisions for optional and mandatory prepayments arising from certain specified events such as asset sales and settlements of insurance claims on the conditions set forth in the Term Loan agreement. The Term Loan is guaranteed by our subsidiaries and is secured by substantially the same collateral as the Revolving Credit Facility, and is second in priority to the liens securing the Revolving Credit Facility. The interest rate on the Term Loan is adjusted at the end of each quarter based on our performance for the period from January 1, 2006 through the end of the quarter. Based on this criterion, the adjusted interest rate on the Term Loan was as follows:

Quarter ended:	Interest Rate
June 30, 2006	12.60%
September 30, 2006	12.30%
December 31, 2006	12.60%
March 31, 2007	12.00%
June 30, 2007	11.55%
September 30, 2007	10.75%

        Our weighted average interest rate under the Term Loan was 11.9% and 12.4%, respectively, for the year ended September 30, 2007 and the five month period ended September 30, 2006.

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

        On May 8, 2007, we also entered into an amendment to the loan agreement, dated May 12, 2006, with Eton Park Fund, L.P. and its affiliate, Flagg Street Partners LP and certain of its affiliates, and Wilmington Trust Company as administrative agent to enable us to prepay $15 million on the Term Loan. The amendment amends the loan agreement to reduce the Consolidated Leverage Ratio (as defined in the Term Loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) and to eliminate the Residential EBIT and Commercial EBIT (both as defined in the Term Loan agreement filed as Exhibit 10.3 to our Form 8-K dated May 12, 2006) covenant tests. There was a $0.1 million non-refundable amendment fee and a $0.7 million pre-payment penalty included as part of the amendment. These charges have been recorded as interest expense.

        On December 12, 2007, we repaid the Term Loan in full using cash on hand and the proceeds from a new senior subordinated note. See Note 18 "Subsequent Events" for additional detail.

  Financial Covenants

        The financial covenants for both the Revolving Credit Facility and Term Loan were the same until December 12, 2007. As discussed in Note 18 "Subsequent Events", on December 12, 2007, we entered into an amendment to the Loan and Security Agreement. The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments we made in September 2007 as part of our transformation program to implement operational improvements. As also discussed in Note 18 "Subsequent Events", we repaid the Term Loan in its entirety on December 12, 2007; therefore, we did not seek an amendment to the financial covenant calculations on the Term Loan. We were in compliance with all of the amended financial covenants under the Revolving Credit Facility, which are shown in the table that follows:

Covenant	Requirement	Actual as of September 30, 2007
Shutdown Subsidiaries Earnings Before Interest and Taxes	Not to exceed a loss of $2 million	Loss of $1.3 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	1.48:1.00
Leverage Ratio	Maximum of 4.00:1.00	3.86:1.00
Maintain Cash Collateral	Minimum of $20 million	$20 million

        As of September 30, 2006, we were also in compliance with all of our financial covenants.

10. LEASES

        We lease various facilities under noncancelable operating leases. For a discussion of leases with certain related parties see Note 14. Rent expense was $7.5 million for the year ended September 30, 2007 (Successor), $2.2 million for the five months ended September 30, 2006 (Successor), $4.6 million for the seven months ended April 30, 2006 (Predecessor) and $7.1 million for the year ended September 30, 2005 (Predecessor). Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Year Ended September 30,
2008	$7,862
2009	5,849
2010	3,833
2011	2,416
2012	697
Thereafter	144

Total	$20,801

11. INCOME TAXES:

        Federal and state income tax provisions for continuing operations are as follows (in thousands):

	Successor		Predecessor
	Year Ended September 30, 2007	Five Month Period Ended September 30, 2006	Seven Month Period Ended April 30, 2006	Year Ended September 30, 2005
Federal:
Current	$—	$—	$—	$70
Deferred	1,491	232	397	218
State:
Current	947	388	215	10,031
Deferred	(397)	(195)	146	188

	$2,041	$425	$758	$10,507

        Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

	Successor		Predecessor
	Year Ended September 30, 2007	Five Month Period Ended September 30, 2006	Seven Month Period Ended April 30, 2006	Year Ended September 30, 2005
Provision (benefit) at the statutory rate	$356	$1,265	$8,216	$(29,649)
Increase resulting from:
Non-deductible expenses	974	831	5,208	970
Change in valuation allowance	1,405	—	50,680	21,759
Contingent tax liabilities	256	278	551	486
Non-deductible goodwill impairment	—	—	—	19,457
Other	17	—	2	—
Decrease resulting from:
Income not subject to tax	—	—	(62,123)	—
Change in valuation allowance	—	(1,264)	—	—
State income taxes, net of federal deduction	(524)	(509)	(1,776)	(2,346)
Contingent tax liability	—	—	—	—
Texas Margins Tax	(394)	(174)	—	—
Other	(49)	(2)	—	(170)

	$2,041	$425	$758	$10,507

        Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

	September 30, 2007	September 30, 2006
Deferred income tax assets:
Allowance for doubtful accounts	$1,121	$1,411
Accrued expenses	6,185	5,493
Net operating loss carry forward	81,465	89,662
Various reserves	3,942	1,824
Equity losses in affiliate	2,455	2,541
Share-based compensation	1,499	497
Other	1,474	605

Subtotal	98,141	102,033
Less valuation allowance	(95,288)	(97,603)

Total deferred income tax assets	2,853	4,430

Deferred income tax liabilities:
Property and equipment	(1,171)	(3,308)
Deferred contract revenue and other	(1,187)	(975)

Total deferred income tax liabilities	(2,358)	(4,283)

Net deferred income tax assets	$495	$147

        In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is less than probable and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded, as of September 30, 2007, we derived a cumulative cash tax reduction of $11.3 million from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $114.6 million and state net operating loss carry forwards of $3.7 million. We believe the realization of the additional net operating loss carry forwards is less than probable and have not recorded a deferred tax asset. We have $27.2 million of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2007, approximately six years remain to be amortized.

        As of September 30, 2007, we had available approximately $340.2 million of federal net tax operating loss carry forwards for federal income tax purposes including $114.6 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $20 million for the first five tax years subsequent to the change in ownership and $16 million thereafter. Approximately $73.8 million of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards we had available approximately $107.2 million state net tax operating loss carry forwards including $3.7 million resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2008. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized. To the extent that we do realize benefits from the release of valuation allowance associated with pre-emergence deferred tax assets, the benefits will go to reduce goodwill, then other long-term intangibles, and then additional paid-in capital.

        In assessing the realizability of deferred tax assets at September 30, 2007, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, "Accounting for Income Taxes" places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2007, 2006 and 2005. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $90.9 million for certain federal deferred tax assets and $4.3 million for certain state deferred tax assets. We believe that $2.4 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $0.5 million of state deferred tax assets will be realized for certain non-unitary, non-consolidated and non-combined state tax returns and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis. The provision includes $0.4 million and $0.2 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006 for years ended September 30, 2007 and September 30, 2006, respectively.

        As a result of the reorganization and related adjustment to the book basis in goodwill as prescribed by SOP 90-7, we have tax basis in excess of book basis in amortizable goodwill of approximately $24.2 million. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset as prescribed by FASB 109 Paragraph 262. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then additional paid-in capital. As of September 30, 2007, we have not received any cash tax benefit.

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

        We have adopted positions that a taxing authority may view differently. We believe our reserves of $14.8 and $14.5 million at September 30, 2007 and September 30, 2006, respectively, recorded in other non-current liabilities are adequate in the event the positions are not ultimately upheld. The timing of the payment of these reserves is not currently known and would be based on the outcome of a possible review by a taxing authority.

        The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	September 30, 2007	September 30, 2006
Current deferred income taxes:
Assets	$615	$975
Liabilities	(584)	(975)

	$31	$—

Noncurrent deferred income taxes:
Assets	$3,062	$3,455
Liabilities	(2,598)	(3,308)

	464	147

Net deferred income tax assets	$495	$147

12. OPERATING SEGMENTS

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, depreciation and amortization expense, capital expenditures and total assets.

        As a result of implementing fresh-start accounting (see Note 2), the segment information for the Successor is not comparable to the segment information for the Predecessor. Segment information for the year ended September 30, 2007 (Successor), the five months ended September 30, 2006 (Successor), the seven months ended April 30, 2006 (Predecessor) and for the year ended September 30, 2005 (Predecessor) are as follows (in thousands):

	Fiscal Year Ended September 30, 2007
Successor	Commercial and Industrial	Residential	Corporate	Total
Revenues	$556,500	$336,258	$—	$892,758
Cost of services	469,954	277,886	—	747,840

Gross profit	86,546	58,372	—	144,918
Selling, general and administrative	55,296	37,022	45,320	137,638
(Gain) loss on sale of assets	(329)	99	171	(59)
Restructuring charge	824	—	—	824

Income (loss) from operations	$30,755	$21,251	$(45,491)	$6,515

Other data:
Depreciation and amortization expense	$2,745	$2,891	$4,196	$9,832
Capital expenditures	$1,366	$431	$911	$2,708
Total assets	$147,595	$77,346	$122,050	$346,991
	Five Months Ended September 30, 2006
Successor	Commercial and Industrial	Residential	Corporate	Total
Revenues	$236,667	$180,308	$—	$416,975
Cost of services	206,030	150,006	—	356,036

Gross profit	30,637	30,302	—	60,939
Selling, general and administrative	21,044	18,453	13,824	53,321
(Gain) loss on sale of assets	4	9	5	18

Income (loss) from operations	$9,589	$11,840	$(13,829)	$7,600

Other data:
Depreciation and amortization expense	$223	$1,397	$1,922	$3,542
Capital expenditures	$398	$631	$295	$1,324
Total assets	$155,713	$97,502	$97,008	$350,223
	Seven Months Ended April 30, 2006
Predecessor	Commercial and Industrial	Residential	Corporate	Total
Revenues	$301,357	$215,507	$—	$516,864
Cost of services	261,402	175,545	—	436,947

Gross profit	39,955	39,962	—	79,917
Selling, general and administrative	26,991	24,303	18,478	69,772
(Gain) loss on sale of assets	(29)	(5)	141	107

Income (loss) from operations	$12,993	$15,664	$(18,619)	$10,038

Other data:
Depreciation and amortization expense	$1,903	$647	$1,418	$3,968
Capital expenditures	$837	$392	$409	$1,638
Total assets (unaudited)	$151,956	$89,314	$88,958	$330,228
	Fiscal Year Ended September 30, 2005
Predecessor	Commercial and Industrial	Residential	Corporate	Total
Revenues	$538,923	$317,712	$—	$856,635
Cost of services	476,419	252,198	—	728,617

Gross profit	62,504	65,514	—	128,018
Selling, general and administrative	51,163	41,013	36,708	128,884
Goodwill impairment	39,758	12,072	—	51,830
(Gain) loss on sale of assets	1,796	7	(21)	1,782

Income (loss) from operations	$(30,213)	$12,422	$(36,687)	$(54,478)

Other data:
Depreciation and amortization expense	$4,740	$1,115	$2,831	$8,686
Capital expenditures	$942	$1,387	$1,104	$3,433
Total assets	$153,919	$81,823	$96,893	$332,635

        We do not have significant operations or long-lived assets in countries outside of the United States.

        The commercial and industrial segment reported lower than usual depreciation and amortization for the five months ended September 30, 2006. This is attributable to the non-cash amortization included in cost of sales of $2.3 million related to a contract loss reserve recorded at April 30, 2006 as a result of adopting fresh-start accounting (see Note 2).

        Total assets as of September 30, 2007, 2006 and 2005 exclude assets held for sale and from discontinued operations of $6.4 million, $25.3 million and $80.2 million, respectively. Total assets as of April 30, 2006 exclude assets held for sale and from discontinued operations of $49.1 million.

        During fiscal 2006, we modified our methodology for allocating selling, general and administrative costs between operating segments. As a result, all periods presented have been reclassified to conform to the current year presentation.

13. STOCKHOLDERS' EQUITY

        Prior to May 12, 2006, we had 3.3 million stock options outstanding under the 1997 Stock Plan, the 1997 Directors' Stock Plan and the 1999 Incentive Compensation Plan. These incentive plans provided for the award of stock-based incentives to employees and directors. All outstanding options under these plans were cancelled and the plans terminated on May 12, 2006, pursuant to our plan of reorganization.

        Pursuant to our plan of reorganization, the 2006 Equity Incentive Plan became effective on May 12, 2006 (the "2006 Plan"). The 2006 Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Plan.

  Restricted Stock

        In December 2003, we granted a restricted stock award of 242,295 shares under the 1999 Incentive Compensation Plan to certain employees. This award vested in equal installments on December 1, 2004 and 2005, provided the recipient was still employed by us. The market value of the stock on the date of grant for this award was $2.0 million, which was recognized as compensation expense over the related two year vesting period. On December 1, 2004, 113,248 restricted shares vested under this award. During the period December 1, 2003 through November 30, 2004, 15,746 shares of those originally awarded were forfeited. From December 1, 2004 through December 31, 2005, an additional 34,984 shares were forfeited. On December 1, 2005, the remaining 78,317 restricted shares vested under this award in accordance with the terms of the Plan of Reorganization. During the year ended September 30, 2005, we recognized a $0.5 million expense in connection with this award.

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

        Effective May 12, 2006, 384,850 shares of restricted stock were granted to certain employees under the 2006 Plan. These shares vest one-third per year starting January 1, 2007. On January 1, 2007, 113,332 shares vested. Through September 30, 2007, a total of 79,036 of these shares have been forfeited. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $9.5 million; however, based on forfeitures to date and projected forfeitures for the remaining vesting period, we estimate that we will recognize a total of $7.3 million associated with this award of which $4.6 million has been recorded through September 30, 2007.

        In June 2006, 8,400 shares of restricted stock were granted to members of the board of directors. These shares vested on February 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.2 million.

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

        During the year ended September 30, 2007 (Successor), we recognized $3.7 million in compensation expense related to these awards. During the five months ended September 30, 2006 (Successor), and the seven months ended April 30, 2006 (Predecessor), we recognized $1.2 million and $1.2 million, respectively in compensation expense related to these awards. During the year ended September 30, 2005 (Predecessor), we recognized $1.3 million in compensation expense related to these awards. At September 30, 2007, the unamortized compensation cost related to outstanding unvested restricted stock was $3.4 million. We expect to recognize $2.5 million, $0.8 million, and $0.1 million of this unamortized compensation expense during the years ended September 30, 2008, 2009 and 2010, respectively.

  Stock Options

        On May 12, 2006, all outstanding stock options under the 1997 Stock Plan, the 1997 Directors' Stock Plan and the 1999 Incentive Compensation Plan were cancelled pursuant to the plan of reorganization and these plans were terminated.

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

        During the year ended September 30, 2007 (Sucessor), we recognized $0.4 million in compensation expense related to these awards. During the five months ended September 30, 2006 (Successor), we recognized $0.2 million in compensation expense related to these awards. At September 30, 2007, the unamortized compensation cost related to outstanding unvested stock options was $1.1 million. We expect to recognize $0.5 million, $0.5 million, and $0.1 million of this unamortized compensation expense during the years ended September 30, 2008, 2009 and 2010, respectively.

        The following table summarizes activity under our stock option and incentive compensation plans. The following shares and per share amounts prior to May 1, 2006 have been adjusted for the effect of the 17.0928 to 1 reverse stock split.

Predecessor	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2004	4,166,791	$161.01

Options Granted	911,226	43.59
Exercised	(133,245)	51.96
Forfeited and Cancelled	(1,618,687)	134.52

Outstanding, September 30, 2005	3,326,085	$146.14

Options Granted	23,902	1.88
Exercised	(23,902)	1.88
Forfeited and Cancelled	(3,326,085)	146.14

Outstanding, April 30, 2006	—	$0.00

Successor
Options Granted	151,471	26.53
Exercised	—	0.00
Forfeited and Cancelled	—	0.00

Outstanding, September 30, 2006	151,471	$26.53
Options Granted	40,000	27.15
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2007	191,471	$26.66

Exercisable, September 30, 2007	84,805	$33.75

        The following table summarizes options outstanding and exercisable at September 30, 2007:

Range of Exercise Prices	Outstanding as of September 30, 2007	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2007	Weighted-Average Exercise Price
$17.36	100,000	8.8	$17.36	33,334	$17.36
$25.08 – $33.35	40,000	9.6	27.15	—	—
$34.50 – $57.50	51,471	0.4	44.36	51,471	44.36

	191,471	6.7	$26.66	84,805	$33.75

        Options granted during the year ended September 30, 2007 (Successor) had a weighted average fair value per option of $16.62. Options granted during the five months ended September 30, 2006 (Successor) had a weighted average fair value per option of $7.32. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares.

        Unexercised options expire between February 13, 2008 and June 18, 2017.

  Employee Stock Purchase Plan

        In February 2000, our stockholders approved our Employee Stock Purchase Plan (the "ESPP"), which provides for the sale of common stock to participants as defined at a price equal to the lower of 85% of our closing stock price at the beginning or end of the option period, as defined. The number of shares of common stock authorized and reserved for issuance under the ESPP is 2.0 million shares; however, the ESPP was suspended on January 1, 2005, and there are currently no plans to reinstate the program.

14. RELATED-PARTY TRANSACTIONS

        We conduct transactions in the normal course of business with certain affiliated companies.

        As discussed in Note 5, we had a note receivable from an affiliate, EPV, of $1.8 million that was completely written off prior to September 30, 2005. On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. ("Tontine"). Tontine, together with its affiliates, owns approximately 48% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors. Pursuant to the stock purchase agreement, on July 17, 2006 we issued 58,072 shares of our common stock to Tontine for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on the NASDAQ Stock Market on July 14, 2006. The proceeds of the sale were used to make a new $1.0 million investment in EPV. The IES common stock was issued to Tontine in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

        In connection with certain of the original acquisitions, certain subsidiaries have entered into related party lease arrangements with former owners for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the year ended September 30, 2007 (Successor) was $2.5 million, for the five months ended September 30, 2006 (Successor) was $1.1 million, for the seven months ended April 30, 2006 (Predecessor) was $1.4 million, and for the year ended September 30, 2005 (Predecessor) was $2.3 million. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 10.

        As more fully described in Note 18 "Subsequent Events," in December 2007, we entered into a $25 million senior subordinated loan agreement with a group led by Tontine Capital Partners, L.P., a related party. The proceeds for the loan, together with cash on hand, were used to fund the repayment of our Term Loan.

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

        The aggregate contributions by us to the 401(k) Plan was $1.9 million, $0.5 million, $0.7 million and $1.7 million for the year ended September 30, 2007 (Successor), the five months ended

September 30, 2006 (Successor), the seven months ended April 30, 2006 (Predecessor), and the year ended September 30, 2005 (Predecessor), respectively.

16. COMMITMENTS AND CONTINGENCIES

  Legal Matters

        In the construction business there are frequently claims and litigation. Latent defect litigation is a normal course for residential home builders in some parts of the country and it appears that such litigation will continue and expand into other parts of the country. There is also the inherent claims and litigation risk of the number of people that work on construction sites and the fleet of vehicles on the road everyday. Those claims and litigation risks are managed through safety programs, insurance programs, litigation management at the corporate office and the local level and a network of attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed and sometimes for amounts in excess of their value or amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. Given our size, with many contracts and employees, there can be periods of time where a disproportionate amount of the claims and litigation may be concluded all in the same quarter, or year. If these matters resolve near the same time then the cumulative effect can be higher than the ordinary level in any one reporting period. In our opinion, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations. We expense routine legal costs related to proceedings as incurred.

        We are self-insured for property and casualty losses subject to large deductibles. Many claims against our insurance are in the form of litigation. At September 30, 2007, we accrued $13.3 million for self insurance liabilities including $5.7 million for general liability coverage losses. For those legal proceedings not expected to be covered by insurance, we have accrued $0.1 million at September 30, 2007.

        The following is a discussion of certain significant legal matters we are currently involved in:

        In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342; in the United States District Court for the Southern District of Texas, Houston Division:

        Between August 20 and October 4, 2004, five putative securities fraud class actions were filed against IES and certain of its officers and directors in the United States District Court for the Southern District of Texas (the "Court"). The five lawsuits were consolidated under the caption In re Integrated Electrical Services, Inc. Securities Litigation, No. 4:04-CV-3342. On March 23, 2005, the Court appointed Central Laborers' Pension Fund as lead plaintiff and appointed lead counsel. Pursuant to the parties' agreed scheduling order, lead plaintiff filed its amended complaint on June 6, 2005. The amended complaint alleged that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements during the proposed class period of November 10, 2003 to August 13, 2004. Specifically, the amended complaint alleges that defendants misrepresented our financial condition in 2003 and 2004 as evidenced by the restatement, violated generally accepted accounting principles, and misrepresented the sufficiency of our internal controls so that they could engage in insider trading at artificially-inflated prices, retain their positions with us, and obtain a credit facility for us.

        On August 5, 2005, the defendants moved to dismiss the amended complaint for failure to state a claim. The defendants argued, among other things, that the amended complaint failed to allege fraud with particularity as required by Rule 9(b) of the Federal Rules of Civil Procedure and failed to satisfy the heightened pleading requirements for securities fraud class actions under the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Specifically, defendants argued that the amended complaint did not allege fraud with particularity as to numerous GAAP violations and opinion statements about internal controls, failed to raise a strong inference that defendants acted knowingly or with severe recklessness, and included vague and conclusory allegations from confidential witnesses without a proper factual basis. Lead plaintiff filed its opposition to the motion to dismiss on September 28, 2005, and defendants filed their reply in support of the motion to dismiss on November 14, 2005.

        On January 10, 2006, the district court dismissed the putative class action with prejudice, ruling that the amended complaint failed to raise a strong inference of scienter and, therefore, did not satisfy the pleading requirements for a securities class action under the PSLRA. The lead plaintiff appealed to the United States Court of Appeals for the Fifth Circuit arguing that the lower court erred substantively and procedurally in its rulings. Both plaintiff and defendants have filed their respective briefs, and the Fifth Circuit heard the matter under oral argument on May 3, 2007, and on August 21, 2007, the Court issued its ruling in favor of IES. On September 5, 2007, the plaintiff agreed to waive any appeal.

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

        On April 20, 2006, we received a "Wells Notice" from the staff of the Securities and Exchange Commission ("Staff"). In addition, we were informed that Wells Notices were issued to certain of our former executives. The Staff indicated that the Wells Notices relate to the accounting treatment and disclosure of two receivables that were written down in 2004, our contingent liabilities disclosures in various prior periods, and our failure to disclose a change in our policy for bad debt reserves and resulting write-down of such reserves that occurred in 2003 and 2004. The possible violations referenced in the Wells Notices included violations of the books and records, internal controls and antifraud provisions of the Securities Exchange Act of 1934. The SEC investigation and Wells Notices focused on matters during the period 2003 to 2004 when we were under different management and prior to our emergence from bankruptcy. None of the present board of directors or members of senior management was a focus of the investigation or named in the Wells Notices.

        A "Wells Notice" indicates that the Staff intends to recommend that the agency bring an enforcement action against the recipients for possible violations of federal securities laws. Recipients of "Wells Notices" have the opportunity to submit a statement setting forth their interests and position with respect to any proposed enforcement action. In the event an agreement with the Staff cannot be reached and the Staff makes a recommendation to the Securities and Exchange Commission to bring an enforcement action, the statement will be forwarded to the Commission for consideration.

        On August 31, 2007 we reached a civil settlement with the SEC that concluded all issues regarding the SEC investigation and the Wells Notice. The settlement, in which we neither admitted nor denied the allegations, resolved the SEC complaint against us. We agreed to an injunction against future violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, and 13a-13 thereunder. The settlement does not require us to make any monetary payment.

  Sanford Airport Authority vs. Craggs Construction v. Florida Industrial Electric and IES:

        This is a property damage suit for the insured by CNA with a $0.4 million deductible that we have accrued. In January 2003, the Sanford Airport Authority ("Sanford") hired Craggs Construction Company ("Craggs") to manage construction of an airport taxiway and related improvements. Craggs entered into a subcontract with Florida Industrial Electric ("FIE"), then a wholly owned subsidiary of IES, to perform certain of the electrical and lighting work. During the construction of the project, Sanford became dissatisfied with Cragg's work and terminated Craggs' contract. Sanford retained a new general contractor to complete the project and asked that FIE remain on the project to complete its electrical work. Sanford then filed its lawsuit against Craggs for breach of contract, claiming Craggs' failure to properly manage the project resulted in interference, delays, and deficient work. Sanford's allegations include damage caused by the allegedly improper installation of the runway lighting system. Craggs filed a third party complaint against FIE, alleging breach of contract, contractual indemnity, and common law indemnity based on allegations that FIE failed to perform its work properly. We are insured for potential liabilities related to this claim, subject to a $0.4 million deductible that was reserved as of September 30, 2007.

        Sanford alleges over $2.5 million in total damages; it is unclear how much of this amount Craggs may claim arises from FIE's work. Discovery indicates electrical repairs fall in the $0.1 million to $0.3 million range; however, exposure for liquidated damages for the time period during which the airport was closed due to runway light failure may range over $6.3 million. Cost of defense of this matter is being handled by our insurance carrier under a reservation of rights letter. There is no guarantee that the insurance carrier will assure liability for such liquidated damages.

        Trial took place on this matter in August 2007, and a jury found that Craggs was responsible for damages and FIE was not. The trial court also entered a directed verdict in favor of FIE on its counter claim for approximately $25,000 of unpaid contract funds. Further, FIE and IES are entitled to approximately $270,000 in attorney fees. The court will hear arguments for attorney's fees on December 18, 2007.

  Surety

        Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2007, our cost to complete projects covered by surety bonds was approximately

$98.4 million, and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $33.9 million to collateralize our bonding programs. At September 30, 2007, that collateral was comprised of $22.5 million in letters of credit and $11.4 million of cash and accumulated interest thereon is included in Other Non-Current Assets.

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

        Surety bond companies may also provide surety bonds at a cost including (i) payment of a premium plus (ii) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5%—10%) amount as retention until the end of the job, could make certain bonded projects uneconomic to perform.

        On October 30, 2006, we entered into an amendment to the surety agreement with CHUBB. Under the amendment, we agreed to pay a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the amendment. The balance was paid on January 2, 2007. The amendment allowed us to have up to $80 million cost to complete on bonded projects at any time. The amendment deleted the expiration date for issuance of bonds under the surety agreement and deleted the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provided for the reduction of the existing pledged cash collateral amount to $14.0 million by January 2, 2007. The excess collateral amount of approximately $4.8 million was returned to us on November 1, 2006. This $4.8 million was included in prepaid expenses and other current assets at September 30, 2006. The amendment removes prior restrictions on writing bonds to two of our subsidiaries. The Amendment reduces the bond premium from $17.50 per thousand dollars to $15.00 per thousand dollars. Additionally, the Amendment amends the definition of "Surety Loss" to exclude certain professional fees incurred before October 31, 2006, from the Surety's costs. Further details can be obtained on the amendment in our current report on Form 8-K dated October 30, 2006.

  Other Commitments and Contingencies

        Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2007, $19.3 million of our outstanding letters of credit were utilized to collateralize our insurance program.

        We sold all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities but retaining the entities from which they were sold that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. We would then seek reimbursement from the purchasers.

        From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2007, we had total remaining firm purchase agreements to purchase finished goods containing copper and aluminum based metal content of approximately 100,000 pounds. We expect to take delivery of the remaining commitments between October 2007 and March 2008. We are not able to include the dollar amount of the remaining commitment because the actual finished goods containing the committed metal content have different prices and the amounts of each product that we will purchase to satisfy this commitment are not known to us at this time.

        As of September 30, 2007, one of our subsidiaries has received approximately $4.9 million in backcharges from a customer which we are disputing. We have performed an evaluation of the merits of the backcharges and, as a result, recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million for which we have not recorded any liability as we do not believe in the validity of the claims and believe payment is not probable. In 2006 we reversed previously recognized revenues of $0.5 million and wrote off a related $0.4 million receivable and $0.1 million underbilling because we believed the revenues were uncollectible. We recognize that litigation may ensue related to the entire $4.9 million in backcharges. While we believe these charges are substantially without merit, there can be no assurances that we will ultimately prevail in this dispute or any litigation that may be commenced.

        We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2007, we had invested $4.85 million under our commitment to EnerTech.

        We are party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. At September 30, 2007, we had $0.5 million in prepaid expenses and other current assets related to this arrangement.

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

17. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        Quarterly financial information for the years ended September 30, 2007, the five month period ended September 30, 2006 and the seven month period ended April 30, 2006 are summarized as follows (in thousands, except per share data):

	Successor
	Fiscal Year Ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$228,245	$215,101	$222,631	$226,781
Gross profit	$38,130	$35,569	$38,309	$32,910
Net income (loss) from continuing operations	$379	$(880)	$1,033	$(1,557)
Net income (loss) from discontinued operations	$(1,178)	$139	$174	$(2,522)
Net income (loss)	$(799)	$(741)	$1,207	$(4,079)
Net income (loss) per share from continuing operations:
Basic	$0.03	$(0.06)	$0.07	$(0.10)
Diluted	$0.03	$(0.06)	$0.07	$(0.10)
Net income (loss) per share from discontinued operations:
Basic	$(0.08)	$0.01	$0.01	$(0.17)
Diluted	$(0.08)	$0.01	$0.01	$(0.17)
Net income (loss) per share:
Basic	$(0.05)	$(0.05)	$0.08	$(0.27)
Diluted	$(0.05)	$(0.05)	$0.08	$(0.27)

	Predecessor			Successor
	First Quarter	Second Quarter	One Month Ended April 30, 2006	Two Months Ended June 30, 2006	Fourth Quarter
Revenues	$220,161	$222,556	$74,147	$166,951	$250,024
Gross profit	$33,969	$34,241	$11,707	$24,308	$36,631
Net income (loss) from continuing operations	$(1,943)	$(21,086)	$45,746	$1,030	$2,160
Net loss from discontinued operations	$(452)	$(7,440)	$(7,037)	$(2,940)	$(8,421)
Net income (loss)	$(2,395)	$(28,526)	$38,709	$(1,910)	$(6,261)
Net earnings (loss) per share from continuing operations:
Basic	$(0.13)	$(1.41)	$3.06	$0.07	$0.14
Diluted	$(0.13)	$(1.41)	$2.98	$0.07	$0.14
Net loss per share from discontinued operations:
Basic	$(0.03)	$(0.50)	$(0.47)	$(0.20)	$(0.56)
Diluted	$(0.03)	$(0.50)	$(0.46)	$(0.19)	$(0.55)
Net earnings (loss) per share:
Basic	$(0.16)	$(1.91)	$2.59	$(0.13)	$(0.42)
Diluted	$(0.16)	$(1.91)	$2.52	$(0.12)	$(0.41)

        The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

18. SUBSEQUENT EVENTS

  Amendment of Revolving Credit Facility

        On December 12, 2007, we entered into an amendment to the Loan and Security Agreement. The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments made in September 2007 by us as part of our transformation program to implement operational improvements. The amendment also permitted us to enter into a new subordinated note agreement, and use the proceeds from the subordinated notes plus a portion of our cash on hand to pay off the outstanding Term Loan. Finally, the amendment allowed us to implement a stock repurchase program for up to $27.5 million over the following 24 months.

  Repayment of Term Loan

        On December 12, 2007, we entered into a $25 million senior subordinated loan agreement with a group led by Tontine Capital Partners, L.P., a related party, and other syndicated lenders (collectively, the "Lenders"). The proceeds of the subordinated notes, together with cash on hand, were used to fund the repayment of the Term Loan, which had an outstanding balance of $45.6 million on December 12, 2007. With accrued interest and a prepayment penalty of $2.1 million, the total payment amount was $48.7 million.

        We incurred prepayment penalties of $2.1 on the Term Loan and a $0.5 million amendment fee on the Revolving Credit Facility, in connection with this prepayment. Finally, we will write off previously unamortized debt issuance costs of $0.3 million on the Term Loan facility during the first quarter of our 2008 fiscal year.

        The senior subordinated notes (the "Notes") bear interest at 11.0% per annum and are due on May 15, 2013. Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) as the Notes. The Notes may be repaid at any time prior to the maturity date by the Company at par plus accrued interest without penalty. The Notes are subordinated to our existing senior line of credit, but senior to all of our additional indebtedness. The Note is an unsecured obligation of the Lenders and no collateral accompanies the obligations hereunder. The Notes contain standard and customary covenants for financings of this kind including: (i) preservation of existence (including restrictions on the sale of assets); (ii) compliance with laws in all material respects and contractual obligations; (iii) use of proceeds to repay the Term Loan; (iv) payment of taxes and claims; (v) payment of fees and expenses (vi) provision of financial and other information (including notices of default of other indebtedness). Other than the foregoing covenants, the Notes will not contain any other operating or financial covenants or restrictions on dividends or distributions to stockholders.

  Surety Update

        In October 2007, one of our surety providers, CHUBB, removed the limitations on the size of an individual bond, and our overall bonding capacity was raised to $150 million.

  Share Repurchase

        On December 12, 2007, we announced that our Board of Directors has authorized a program to repurchase up to $27.5 million of our common stock.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a) Disclosure controls and procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        An evaluation was performed under the supervision and with the participation of our management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation and the material weakness identified below, our management, including the CEO and the CFO, concluded that our disclosure controls and procedures were not effective, as of September 30, 2007, and remediation will begin immediately.

(b) Management's Report on Internal Control Over Financial Reporting

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

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, it used the framework entitled "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of Integrated Electrical Services, Inc.'s internal control over financial reporting in accordance with the COSO framework, and the identification of one material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2007.

        The material weakness that we identified relates to control deficiencies at one of our subsidiaries that resulted in the inadequate preparation of estimated costs to complete for certain contracts accounted for under the percentage of completion method. This subsidiary's management failed to provide adequate managerial oversight, did not perform effective reviews of cost estimates and did not engage in adequate communication with project supervisors to properly monitor job progress. These deficiencies were identified by Corporate and Regional management and the financial statements were corrected by the subsidiary's management as of September 30, 2007, resulting in material revisions to revenues, and cost in excess of billings / billings in excess of costs.

        The Independent Registered Public accounting Firm's attestation report on the effectiveness of our internal control over financial reporting can also be found in Item 9 of this report.

(c) Remediation of Material Weakness

        The remediation plan for the material weakness relating to the projected cost estimates will begin immediately.

        The remediation plan consists of:

  •
  Deployment of Company financial and operational experts to review and validate subsidiary's year end 2007 cost estimates on all contracts

  •
  Replace appropriate management including subsidiary's General Manager, Financial Manager, VP Operations, and Project Manager

  •
  Establish job site walk through process and cost estimate reviews by appropriate independent experts and management

  •
  Reinforce direct reporting relationship of Finance team

  •
  Standardize best in class cost to complete process across Company and rollout specifically at this subsidiary

  •
  Completion of rollout of proprietary Project Management Operating System at this subsidiary

  •
  Consolidate and enhance accounting control through the consolidation of back office processing

  •
  Heightened review, testing and monitoring of the internal controls with respect to the operation of our project costs estimation processes at this subsidiary.

(d) Changes in Internal Control over Financial Reporting

        At September 30, 2007 we believe that the steps identified above should eventually remediate the identified material weakness. This remediation will begin immediately. During the quarter ended September 30, 2007 management had completed testing and determined that the controls surrounding the previously disclosed material weakness regarding the reconciliation of inventory sub-ledger to the general ledger were operating effectively. Management has concluded that remediation has been completed and this represents a significant change in internal control over financial reporting.

        These represent the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Integrated Electrical Services, Inc.'s internal control over financial reporting. We cannot assure that the reported material weakness will be remediated nor do we provide assurance that no additional material weaknesses will be identified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Integrated Electrical Services, Inc.

        We have audited Integrated Electrical Services, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Electrical Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls at one of its subsidiaries related to the preparation of estimates to complete for its percentage of completion contracts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated December 12, 2007 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Integrated Electrical Services, Inc. has not maintained effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

                    /s/ ERNST & YOUNG LLP

Houston, Texas
December 12, 2007

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

        The information required by this item is incorporated by reference to the sections entitled "Management;" "Section 16(a) Beneficial Ownership Reporting Compliance;" and "Election of Directors" in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than January 28, 2008.

Executive Officers

        Certain information with respect to each executive officer is as follows:

          Michael J. Caliel, 48 has been President and Chief Executive Officer since July 2006. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

          Raymond K. Guba, 48, joined the company as Senior Vice President, Chief Financial Officer in April 2007. In 2005 and 2006, Mr. Guba served as Chief Financial Officer for Kraton Polymers, LLC a $1 billion global chemical company. Previous to Kraton, he spent 19 years with General Electric, Co., where he held a variety of positions with increasing responsibility including positions with GE Energy, a General Electric, Co. subsidiary, as Chief Financial Officer for their Installations and Field Services business. Prior to General Electric, Co. he spent three years in public accounting where he became a Certified Public Accountant.

          Curt L. Warnock, 53, has been Senior Vice President, General Counsel and Corporate Secretary since January, 2005. Before that he served as Vice President, Law beginning in October 2002. From July 2001 to October 2002, Mr. Warnock served as Assistant General Counsel of the Company. Prior to July 2001, Mr. Warnock spent sixteen years with Burlington Resources Inc., an independent NYSE oil and gas company, serving in various positions. Prior to that, Mr. Warnock served as Senior Attorney to Pogo Producing Company, a NYSE oil and gas company; before that, he was in private practice. Mr. Warnock is licensed in Texas and federal courts and before the Fifth Circuit Court of Appeals and before the United States Supreme Court.

          Bob Callahan, 50, has been Senior Vice President of Human Resources since June 2005. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001, after 11 years with the H.E. Butt Grocery Company where he served as Director of Human Resources. Mr. Callahan has also served as a faculty member at the University of Texas at San Antonio where he taught Employment Law, Human Resources Management and Business Communications.

          Mr. Warnock and Mr. Callahan were officers of the Company when it filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on February 14, 2006.

        We have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an "audit committee financial expert" as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement under the section entitled "Designation of the Audit Committee Financial Expert".

Directors

        Certain information with respect to each director is as follows:

        Donald L. Luke*, 70, was Chairman and Chief Executive Officer of American Fire Protection Group, Inc., a private company involved in the design, fabrication, installation and service of products in the fire sprinkler industry from 2001 until April 2005. From 1997 to 2000, Mr. Luke was President and Chief Operating Officer of Encompass Services (construction services) and its predecessor company GroupMac. Mr. Luke held a number of key positions in product development, marketing and executive management in multiple foreign and domestic publicly traded companies. Mr. Luke also serves on the board of directors of American Fire Protection Group, Inc. and is a director of Cable Lock, Inc., which manages the affiliated Olshan Foundation Repair companies.

        Charles H. Beynon*, 59, had been an independent consultant providing financial and advisory consulting services to a diverse group of clients since October 2002. From 1973 until his retirement from the firm in 2002, Mr. Beynon was employed by Arthur Andersen & Co, an accounting firm, including 19 years as a partner. He also currently serves as a director of Tower Tech Holdings, Inc. (a manufacturer of wind towers) and is a Certified Public Accountant.

        Michael J. Hall*, 63, served as President and Chief Executive officer of Matrix Service Company (construction, repair and maintenance of petroleum, petrochemical, and power infrastructure and bulk storage terminals) from March 2005 until his retirement in November 2006 at which time he was elected Chairman of the Board of Matrix. Mr. Hall was Vice President—Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 until his temporary retirement in May 2004. He also has served as a director of Matrix since 1998. Mr. Hall is an Independent Trustee and Chairman of the Board of Trustees for American Performing Funds and is a member of its Audit and Nominating committees, a member of the Board of Directors of Alliance G.P., LLC (the general partner of Alliance Holdings, G.P., L.P., a limited partnership which owns and controls Alliance Resource Management G.P., LLC) and Chair of its Audit Committee and a member of the Board of Directors of Alliance Resource Management G.P., LLC (the managing general partner of Alliance Resources Partners, L.P., a publicly traded limited partnership engaged in the production and marketing of coal), and Chairman of its Audit Committee.

        John E. Welsh*, 56, is President of Avalon Capital Partners, LLC, a private investment vehicle, a position he has held since January 2003. From October 2000 until December 2002, Mr. Welsh was Managing Director of CIP Management, LLC, the management entity for a series of venture capital partnerships affiliated with Rothchild, Inc., Mr. Welsh has been a director of General Cable Corp., a developer, designer, manufacturer, marketer and distributor of copper, aluminum and fiber optic wire and cable products, since 1997, and Non-Executive Chairman since 2001.

        Joseph V. Lash*, 45, has been a member of Tontine Associates, LLC, a private investment fund, since 2005. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of 48% of the Company's common stock as described in footnote 2 to the beneficial owner table under the section entitled "Security Ownership of Certain Beneficial Owners and Management" above. From 2002 through 2005, Mr. Lash served as a senior managing director of Conway, Del Genio, Gries & Co., LLC, a financial advisory firm. From 1998 through 2001, Mr. Lash was a Managing Director within the

Global Mergers and Acquisitions Department of J. P. Morgan Chase, an investment banking firm. Mr. Lash is also a director of Exide Technologies (manufacturer of batteries) and Neenah Enterprises, Inc. (manufacturer of iron castings).

        Michael J. Caliel, 48, has been President and Chief Executive Officer since July 2006. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

*
Denotes independent director

PART III

Item 11.    Executive Compensation

        Information regarding executive compensation will be included in an amendment to this Form 10-K or in the Proxy Statement for our 2008 annual meeting of stockholders and is incorporated by reference to this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Certain information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

        The following table provides information as of September 30, 2007 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company's existing equity compensation plans. For additional information about our equity compensation plans, see Note 13 to our Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	191,471	(1)	26.66	1,566,007

(1)
Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan. This plan was authorized pursuant to the Company's plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 377,635 shares of restricted stock are outstanding under this plan.

(2)
Represents shares remaining available for issuance under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the section entitled "Audit Fees" in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

  (a)
  Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

      See Index to Financial Statements under Item 8 of this report.

  (b)
  Exhibits

No.	Description
2.1	Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 28, 2006)
3.1
Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8, filed on May 12, 2006)
3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8, filed on May 12, 2006)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)
*10.1
Form of Amended and Restated Employment Agreement between the Company and Curt L. Warnock effective as of February 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 17, 2005)
*10.2
Form of Employment Agreement between the Company and Robert Callahan effective as of June 1, 2005. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-K filed December 21, 2005).
*10.3
Employment and Consulting Agreement dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed June 30, 2006)
*10.4	Employment Agreement with Michael J. Caliel dated June 26, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2006)
*10.5	Employment Agreement between the Company and Raymond K. Guba dated April 10, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 13, 2007)
*10.6
Separation and Transition Agreement between the Company and David A. Miller dated April 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 13, 2007)

10.7	Form of Officer and Director Indemnification Agreement(1)
10.8
Loan and Security Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, various lenders and Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 4, 2005)
10.9
Amendment to Loan and Security Agreement, dated September 30, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 30, 2005)
10.10
Second Amendment to Loan and Security Agreement, dated November 11, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 11, 2005)
10.11
Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Finance, Inc. and the Subsidiaries listed on Annex I and Annex II. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2006)
10.12
Fourth Amendment to Loan and Security Agreement, dated as of January 16, 2006, by and among Bank of America, N.A., Integrated Electrical Finance, Inc. and the Subsidiaries listed on Annex I and Annex II. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 20, 2006)
10.13
Fifth Amendment to Loan and Security Agreement, dated as of January 20, 2006, by and among Bank of America, N.A., Integrated Electrical Finance, Inc. and the Subsidiaries listed on Annex I and Annex II. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 20, 2006)
10.14
Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 12, 2006)
10.15
Pledge Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, and Bank of America as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 4, 2005)
10.16
Representative form of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement dated August 1, 2005 as executed by certain subsidiaries of the Company in favor of Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 4, 2005)
10.17
Debtor-in-Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2006)
10.18
Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2006)

10.19
First Amendment, dated as of May 7, 2007, to the Loan and Security Agreement, dated May 12, 2006, by and among integrated Electrical Services, and its subsidiaries Inc., Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2007)
10.20
Amendment and Waiver, dated as of October 13, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2006)
10.21
Amendment, dated as of October 1, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed December 5, 2006)
10.22
Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2006)
10.23
Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.24
Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P., and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.25
First Amendment, dated as of June 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2006)
10.26
Second Amendment, dated as of October 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 5, 2006)
10.27
Third Amendment, dated as of May 7, 2007, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2007)
10.28
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 17, 2006)

10.29
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 3, 2006)
10.30
Third Amendment, dated as of May 1, 2007, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2007)
10.31
Fourth Amendment, dated as of October 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 1, 2007)
10.32
Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.33	Amended and Restated Deferred Compensation Plan(1)
*10.34	Form of stock option award agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.35	Form of restricted stock award agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.36
Option Award Agreement, dated May 16, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.37	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 14, 2007)
*10.38	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.39	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.40	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.41	Form of Phantom Share Award. (Incorporated by reference to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.42	Fiscal 2008 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.43	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 16, 2007)

*10.44	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.45	Compensation Incentive Goals of the Chief Executive Officer for Fiscal Year 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2006)
*10.46	Fiscal 2007 Executive Leadership Team Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 15, 2006)
*10.47	Employment Agreement between the Company and Dennis S. Baldwin dated February 9, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 14, 2007)
14	Integrated Electrical Services, Inc. Code of Ethics for Financial Executives. (Available on the Company's website at http://www.ies- co.com)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer(1)
32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer(1)
32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer(1)

*
These exhibits relate to management contracts or compensatory plans or arrangements.

(1)
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2007.

INTEGRATED ELECTRICAL SERVICES, INC.
By:	/s/ MICHAEL J. CALIEL Michael J. Caliel Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 2007.

Signature	Title

/s/ MICHAEL J. CALIEL Michael Caliel	Chief Executive Officer, President and Director
/s/ RAYMOND K. GUBA Raymond K. Guba	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principle Accounting Officer)
/s/ CHARLES H. BEYNON Charles H. Beynon	Director
/s/ MICHAEL J. HALL Michael J. Hall	Chairman of the Board and Director
/s/ JOSEPH V. LASH Joseph V. Lash	Director
/s/ DONALD L. LUKE Donald L. Luke	Director
/s/ JOHN E. WELSH, III John E. Welsh, III	Director

No.	Description
2.1	Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 28, 2006)
3.1
Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8, filed on May 12, 2006)
3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8, filed on May 12, 2006)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-38715) of the Company)
*10.1
Form of Amended and Restated Employment Agreement between the Company and Curt L. Warnock effective as of February 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 17, 2005)
*10.2
Form of Employment Agreement between the Company and Robert Callahan effective as of June 1, 2005. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-K filed December 21, 2005).
*10.3
Employment and Consulting Agreement dated February 13, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed June 30, 2006)
*10.4	Employment Agreement with Michael J. Caliel dated June 26, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2006)
*10.5	Employment Agreement between the Company and Raymond K. Guba dated April 10, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 13, 2007)
*10.6
Separation and Transition Agreement between the Company and David A. Miller dated April 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 13, 2007)
10.7	Form of Officer and Director Indemnification Agreement(1)
10.8
Loan and Security Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, various lenders and Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 4, 2005)
10.9
Amendment to Loan and Security Agreement, dated September 30, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 30, 2005)
10.10
Second Amendment to Loan and Security Agreement, dated November 11, 2005, by and among Bank of America, the Company and certain subsidiaries thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 11, 2005)

10.11
Third Amendment to Loan and Security Agreement, dated as of December 30, 2005, by and among Bank of America, N.A., Integrated Electrical Finance, Inc. and the Subsidiaries listed on Annex I and Annex II. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2006)
10.12
Fourth Amendment to Loan and Security Agreement, dated as of January 16, 2006, by and among Bank of America, N.A., Integrated Electrical Finance, Inc. and the Subsidiaries listed on Annex I and Annex II. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 20, 2006)
10.13
Fifth Amendment to Loan and Security Agreement, dated as of January 20, 2006, by and among Bank of America, N.A., Integrated Electrical Finance, Inc. and the Subsidiaries listed on Annex I and Annex II. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 20, 2006)
10.14
Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 12, 2006)
10.15
Pledge Agreement dated August 1, 2005 among the Company, its subsidiaries party thereto, and Bank of America as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 4, 2005)
10.16
Representative form of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement dated August 1, 2005 as executed by certain subsidiaries of the Company in favor of Bank of America, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 4, 2005)
10.17
Debtor-in-Possession Loan and Security Agreement, dated February 14, 2006, by and between Integrated Electrical Services, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 21, 2006)
10.18
Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.19
First Amendment, dated as of May 7, 2007, to the Loan and Security Agreement, dated May 12, 2006, by and among integrated Electrical Services, and its subsidiaries Inc., Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2007)
10.20
Amendment and Waiver, dated as of October 13, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2006)
10.21
Amendment, dated as of October 1, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed December 5, 2006)

10.22
Amendment, dated as of December 11, 2006, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2006)
10.23
Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.24
Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P., and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.25
First Amendment, dated as of June 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2006)
10.26
Second Amendment, dated as of October 1, 2006, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 5, 2006)
10.27
Third Amendment, dated as of May 7, 2007, to the Term Loan Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Eton Park Fund, L.P. and an affiliate, Flagg Street Partners LP and affiliates, and Wilmington Trust Company as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2007)
10.28
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.29
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 3, 2006)
10.30
Third Amendment, dated as of May 1, 2007, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2007)
10.31
Fourth Amendment, dated as of October 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its Subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 1, 2007)

10.32
Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.33	Amended and Restated Deferred Compensation Plan(1)
*10.34	Form of stock option award agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.35	Form of restricted stock award agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.36
Option Award Agreement, dated May 16, 2006, by and between Integrated Electrical Services, Inc. and C. Byron Snyder. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.37	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 14, 2007)
*10.38	Term Life Insurance Plan (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.39	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.40	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.41	Form of Phantom Share Award. (Incorporated by reference to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.42	Fiscal 2008 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.43	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 16, 2007)
*10.44	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 16, 2007)
*10.45	Compensation Incentive Goals of the Chief Executive Officer for Fiscal Year 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2006)
*10.46	Fiscal 2007 Executive Leadership Team Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 15, 2006)
*10.47	Employment Agreement between the Company and Dennis S. Baldwin dated February 9, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 14, 2007)
14	Integrated Electrical Services, Inc. Code of Ethics for Financial Executives. (Available on the Company's website at http://www.ies- co.com)

21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer(1)
32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer(1)
32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer(1)

*
These exhibits relate to management contracts or compensatory plans or arrangements.

(1)
Filed herewith