Form 10-Q
period 2007-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2008-02-11
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

                Large accelerated ☐            Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   NO ☐

The number of shares outstanding as of February 8, 2008 of the issuer’s common stock was 15,229,450 (includes 14,976 shares reserved for issuance upon exchange of previously issued shares pursuant to the issuer’s Plan of Reorganization approved by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division which became effective on May 12, 2006).

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART I

DEFINITIONS

In this quarterly report on Form 10-Q, the words “IES”, the “Company”, “we”, “our”, “ours”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that we believe to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause our actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•                       potential difficulty in fulfilling the covenant terms of our credit facilities and renegotiating the terms of our revolving credit facility before it expires on May 12, 2008;

•                       limitations on the availability of sufficient credit or cash flow to fund working capital needs;

•                       the increased costs of surety bonds affecting margins on work and the ability to obtain additional bonding;

•                       the inherent uncertainties related to estimating future operating results and our ability to generate sales, operating income, or cash flow;

•                       potential difficulty in addressing material weaknesses identified by us and our independent auditors;

•                       fluctuations in operating results because of downturns in levels of construction, downturns in sections of construction particularly residential and commercial construction, seasonality and differing regional economic conditions;

•                       fluctuations in financial results from operations caused by the increasing cost of commodities used in our business, in particular copper, aluminum, steel, gasoline and certain plastics;

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

•                       fluctuations in financial results due to assumptions made regarding future events used to value our stock options and performance-based stock awards;

•                       increases in costs or limitations on availability of qualified labor, especially electricians and construction supervisors;

•                       accidents resulting from the physical hazards associated with our work and potential for vehicle accidents;

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

•                       unexpected liabilities or losses associated with warranties from our continuing or discontinued operations or other liabilities attributable to the retention of the legal structure or retained liabilities of business units where we have sold substantially all of the assets;

•                       the residual effect with customers and vendors from our reorganization leading to less work or less favorable delivery or credit terms;

•                       the loss of productivity, either at the corporate office or operating level;

•                       difficulty in transferring all our electrical and construction licenses after our recent consolidation of subsidiaries;

•                       growth in latent defect litigation in the residential market in California and the expansion into other states where we provide residential electrical work for new home builders, and

•                       the possibility that our restructuring program will not be successfully executed.

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2007, could cause future outcomes to differ materially from those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, or our cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

ASSETS	December 31, 2007	September 30, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$35,637	$69,676
Restricted cash	20,000	20,000
Accounts receivable:
Trade, net of allowance of $2,930 and $2,608 respectively	130,292	131,767
Retainage	28,758	29,536
Costs and estimated earnings in excess of billings on uncompleted contracts	15,053	16,121
Inventories	14,975	15,268
Prepaid expenses and other current assets	7,212	4,618
Assets from discontinued operations	3,296	6,431
Total current assets	255,223	293,417

PROPERTY AND EQUIPMENT, net	21,006	22,095
GOODWILL	6,770	14,574
OTHER NON-CURRENT ASSETS, net	22,657	23,336
Total assets	$305,656	$353,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$70	$78
Accounts payable and accrued expenses	82,259	98,452
Billings in excess of costs and estimated earnings on uncompleted contracts	34,380	35,277
Liabilities from discontinued operations	844	1,920
Total current liabilities	117,553	135,727
LONG-TERM DEBT, net of current maturities	25,091	45,698
OTHER NON-CURRENT LIABILITIES	10,106	18,072
Total liabilities	152,750	199,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,418,357 and 15,418,357 shares issued and 15,332,432 and 15,339,086 outstanding, respectively	154	154
Treasury stock, at cost, 85,925 and 79,271 shares, respectively	(1,562)	(1,716)
Additional paid-in capital	167,274	168,070
Retained deficit	(12,960)	(12,583)
Total stockholders’ equity	152,906	153,925
Total liabilities and stockholders’ equity	$305,656	$353,422

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(Unaudited)	(Unaudited)

Revenues	$197,973	$228,245
Cost of services	164,980	190,115
Gross profit	32,993	38,130
Selling, general and administrative expenses	30,557	35,352
(Gain) on sale of assets	(17)	(61)
Restructuring charges	1,294	—
Income from operations	1,159	2,839
Other (income) expense:
Interest expense	4,249	2,486
Interest income	(1,120)	(921)
Other (income) expense, net	(426)	97
Interest and other expense, net	2,703	1,662
Income (loss) from continuing operations before income taxes	(1,544)	1,177
Provision for income taxes	(516)	798
Net income (loss) from continuing operations	(1,028)	379
Discontinued operations (Note 3)
Income (loss) from discontinued operations, including gain on disposal of assets of $0 and $10, respectively	448	(2,048)
Provision (benefit) for income taxes	217	(870)
Net income (loss) from discontinued operations	231	(1,178)
Net loss	$(797)	$(799)

Basic earnings (loss) per share:
Continuing operations	$(0.07)	$0.03
Discontinued operations	$0.02	$(0.08)
Total	$(0.05)	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$(0.07)	$0.03
Discontinued operations	$0.02	$(0.08)
Total	$(0.05)	$(0.05)

Shares used in the computation of earnings (loss) per share (Note 5):
Basic	15,092,303	15,000,107
Diluted	15,092,303	15,034,079

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(797)	$(799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	(231)	1,178
Bad debt expense	347	336
Deferred financing cost amortization	738	432
Depreciation and amortization	2,213	2,265
(Gain) on sale of property and equipment	(17)	(61)
Non-cash paid-in-kind interest added to term loan	—	1,791
Non-cash compensation expense	883	1,831
Equity in (gains) losses of investment	(416)	88
Deferred income tax	—	127
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	1,905	6,632
Inventories	293	2,546
Costs and estimated earnings in excess of billings on uncompleted contracts	1,068	1,885
Prepaid expenses and other current assets	1,304	7,220
Other non-current assets	(210)	(281)
Accounts payable and accrued expenses	(17,499)	(15,755)
Billings in excess of costs and estimated earnings on uncompleted contracts	(896)	7,194
Other non-current liabilities	210	(333)
Net cash provided by (used in) continuing operations	(11,105)	16,296
Net cash provided by (used in) discontinued operations	2,266	2,008
Net cash provided by (used in) operating activities	(8,839)	18,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,065)	(561)
Proceeds from sales of property and equipment	17	235
Distribution from unconsolidated affiliate	488	—
Net cash used in investing activities	(2,560)	(326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	25,000	—
Repayments of debt	(45,615)	(13)
Payments for debt issuance costs	(500)	—
Acquisition of treasury stock	(1,525)	—
Net cash used in financing activities	(22,640)	(13)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,039)	17,965
CASH AND CASH EQUIVALENTS, beginning of period	69,676	28,166
CASH AND CASH EQUIVALENTS, end of period	$35,637	$46,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,456	$543
Cash paid for income taxes	$105	$383

Non-cash investing activities:  During the quarter ended December 31, 2007, we financed $3.1 million of prepaid insurance through an account payable to the insurance provider, and we paid a $2.1 million account payable that was related to property and equipment purchased during the year ended September 30, 2007.

The accompanying notes to condensed consolidated finance statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(UNAUDITED)

1.  BUSINESS

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical contracting services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During interim periods, we follow the same accounting policies disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007 with the exception of the adoption of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB 109 (“FIN 48”) as described in the paragraph that follows. Please refer to the footnotes in our 2007 Form 10-K when reviewing interim financial results. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, consisting only of  normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.

On October 1, 2007, we adopted the provision of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As the result of the adoption of FIN 48 and recognition of the cumulative effect of the adoption of the new accounting principal, we recorded an $8.2 million decrease in  contingent tax liabilities.  The reduction of the  contingent tax liabilities results in a $7.8 million decrease in goodwill as prescribed by SOP 90-7 and a $0.4 million increase in retained earnings.  As of December 31, 2007, the total liability for unrecognized tax benefits was $6.2 million, excluding accrued interest and penalties, which are discussed below.  The liabilities for unrecognized tax benefits are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the liabilities for unrecognized tax benefits would result in a $6.1 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7.  The remaining $0.1 million would result in a decrease in the provision for income tax expense.

We recognize interest and penalties, related to unrecognized tax benefits as part of the provision for income taxes.  As of December 31, 2007, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits.  The accrued interest and penalties  are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7.  The remaining $0.2 million would result in a decrease in the provision for income tax expense.

We are currently not under federal audit by the Internal Revenue Service.  The tax years ended September 30, 2004 and forward are subject to audit as well as tax years prior to September 30, 2004 to the extent of unutilized net operating losses generated in those years.  Currently, one of our subsidiaries is under a state audit for the tax years ended September 30, 2002 and 2003.

We anticipate that approximately $0.3 million of liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months.  This reversal is predominately due to the expiration of the statues of limitation for unrecognized tax benefits and the settlement of a state audit.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to current year presentation, including the income statement item (gain) loss on sale of assets which was previously included in other (income) expense.

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

Basis of Presentation

In accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. For further information on fresh-start accounting, see Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  We are currently evaluating the potential impact, if any, this would have on our financial results for our fiscal year beginning on October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows companies to choose to measure certain financial instruments and other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, this would have on our financial results for our fiscal year beginning on October 1, 2008.

REVENUE RECOGNITION

We recognize revenue on construction contracts on the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders.  A discussion of our treatment of claims and unapproved change orders is described later in this section.  Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the next twelve months.

Certain of our companies in the residential segment use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the construction is complete and billable to the customer.  Provisions for estimated losses on these contracts are recorded when such losses are determined.

Services work, which represents less than 10% of consolidated revenue, consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from services work are recognized when services are performed, in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations usually generated are seasonal, depending on weather trends, with higher revenues typically generated during spring and summer and lower revenues typically generated during fall and winter. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

STOCK-BASED COMPENSATION

Stock-based compensation consists of expenses related to employee stock options, restricted stock grants and performance-based restricted stock grants (see Note 7).  During the three months ended December 31, 2007 and 2006, we recognized $0.9 million and $1.8 million, respectively, in pre-tax stock-based compensation expense in accordance with the provisions of SFAS 123(R), “Share-based Payment (“SFAS 123(R)”).

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

Performance-based Restricted Stock Grants

During the quarter ended December 31, 2007, we granted 13 members of our senior management team performance-based phantom stock units (“PSUs”).  Each PSU is convertible into shares of restricted common stock, subject to the terms of the award.  The size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years.  The potential range of this award is between 0 and 168,800 shares of restricted stock, depending on the actual cumulative earnings per share for this period.

At the time the awards were granted, we forecasted that we will ultimately issue 84,400 restricted shares less estimated forfeitures, and we have based our compensation expense on this amount.  The awards vest over three years and are being amortized in a straight-line manner throughout that period.  As of December 31, 2007, we believe our target estimate is reasonable; however, any deviation in the cumulative fully diluted earnings per share that we achieve during our fiscal 2008 and 2009 years will result in a change in the actual amount of stock based compensation that we recognize over the vesting period.  Under SFAS 123(R), the estimated fair value of these PSUs and the underlying 84,400 shares of restricted stock on the date of grant was $1.4 million.

Stock Options

SFAS 123(R) does not require a specific valuation model to measure the value of stock options, and either a binomial or the Black-Scholes model may be used. We utilized the Black-Scholes pricing model for stock options issued in 2006 and a binomial option pricing model for stock options issued in 2007 and 2008 to measure the fair value of stock options granted.  We believe the binomial pricing model is a more precise measure of the value of the stock options; however, the difference in the option value between the two methods was not material for the options granted in 2007 and 2008.

Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, the market risk-rate of interest, and actual and projected employee stock option exercise behaviors.

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

Impact of Fresh-Start Accounting on Depreciation and Amortization

Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million. As a result, we recorded $0.7 million and $0.7 million of additional depreciation expense for the three months ended December 31, 2007 and 2006, respectively. This adjustment will result in additional depreciation expense of $0.9 million for the remaining nine months of our 2008 fiscal year and $0.9 million thereafter.

We also established a contract loss reserve liability to record the fair value of expected losses related to existing contracts. This reserve was amortized as income over the remaining terms of the contracts, which was effectively April 2007. We recognized income of $0.9 million related to the amortization of this contract loss reserve liability for the three months ended December 31, 2006, and none in the current period.

Finally, we identified certain intangible assets as a result of adopting fresh-start accounting. These assets are being amortized over their expected useful lives. As a result, we have recorded $0.4 million and $0.5 million, respectively, of amortization expense for the three months ended December 31, 2007 and 2006 related to these intangibles. We expect to record additional amortization expense of $0.8 million for the remaining nine months of our 2008 fiscal year and $2.2 million thereafter.

3. STRATEGIC ACTIONS

Restructuring Program

We are restructuring our operations into three major lines of business: Industrial, Commercial and Residential, from our previous geographic structure.  This operational restructuring is part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy in the future.  The operational restructuring plan has consolidated administrative support functions, eliminating redundant functions that were previously performed at our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and consulting charges, of approximately $5.0 million to $10.0 million over the course of the restructuring process, which will be implemented through December 31, 2008.

The first component of this program was initiated in June 2007.  Under this portion of the planned restructuring, 5 of our business units were integrated under the IES Industrial division, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for 11 employees who were separated from the Company on or before December 31, 2007 through the elimination of redundant positions.  During the three months ended December 31, 2007, we recognized approximately $0.1 million in severance charges for the value of cash compensation and payroll taxes that will be paid out through March 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $0.2 million in severance charges at our Industrial segment.  These charges have been included in the caption restructuring charges in the consolidated statement of operations, and we have a remaining liability of $0.1 million included in accounts payable and accrued expenses.

The second component of this program was initiated in September 2007.  Under this portion of the restructuring, 17 of our business units were integrated under the IES Commercial division, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona.  In connection with this realignment, we approved a transition and severance benefits plan for 53 employees who have been or will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to six months. During the three months ended December 31, 2007, we recognized approximately $0.5 million in severance charges for cash compensation and payroll taxes that will be paid out through December 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $0.6 million in severance charges at our Commercial segment. These charges have been included in the caption restructuring charges in the consolidated statement of operations, and we have a remaining liability of $0.4 million included in accounts payable and accrued expenses.  We expect to recognize an additional $0.1 million in severance liabilities for the value of cash compensation which we expect to incur in fiscal year 2008.

The third component of this program was also initiated in September 2007.  Under this portion of the restructuring, 5 of our business units were integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses has been combined at an operating location near Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for 3 employees who have been separated through the elimination of redundant positions.  During the three months ended December 31, 2007, we recognized approximately $0.05 million in severance liabilities for cash compensation and payroll taxes. These charges have been included in the caption restructuring charges in the consolidated statement of operations.

In addition to the severance costs described above, we incurred charges of approximately $0.7 million for consulting services associated with the restructuring program during the three months ended December 31, 2007.  Through December 31, 2007, we have recorded a total of $2.1 million in restructuring charges, and we estimate that approximately 80 percent of future restructuring charges will be in our Commercial operating segment.

The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance Charges	Consulting and Other Charges	Total
Restructuring liability at September 30, 2007	$208	$180	$388
Restructuring charges incurred during quarter ended December 31, 2007	628	666	1,294
Cash payments during quarter ended December 31, 2007	(385)	(394)	(779)
Restructuring liability at December 31, 2007	$451	$452	$903

Exit or Disposal Activities

On March 28, 2006, based on the recommendation of the Board of Directors, we committed to an exit plan with respect to certain underperforming subsidiaries in our commercial and industrial segments. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came sooner.

In our assessment of the estimated net realizable value of the accounts receivable at these subsidiaries, in March 2006, we increased our general allowance for doubtful accounts having considered various factors including the risk of collection and the age of the receivables. We believe this approach is reasonable and prudent.

In June 2007, we shut down our Mid-States Electric operating company, located in Jackson, Tennessee.  Mid-States’ operating equipment was either transferred to other IES companies or will be sold to third parties. All project work was completed prior to the subsidiary being closed. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations.  Mid-States was part of our Commercial segment prior to being classified as discontinued.

Remaining net working capital related to these subsidiaries was $2.2 million and $4.3 million at December 31, 2007 and September 30, 2007, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At December 31, 2007, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.

The exit plan is substantially complete for the subsidiaries that we selected to exit in March 2006, and the operations of these subsidiaries substantially ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007.  We have included the results of operations related to these subsidiaries in discontinued operations for the three months ended December 31, 2007, and all prior periods presented have been reclassified accordingly. Revenue for these shut down subsidiaries totaled $0.9 million and $3.4 million for the three months ended December 31, 2007 and 2006.  Operating income (losses) for these shut down subsidiaries totaled $0.4 million and ($2.0) million, respectively, for the three months ended December 31, 2007 and 2006.

Summarized Data for Discontinued Operations

Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended December 31,
	2007	2006
Revenues	$894	$3,419
Gross profit (loss)	$446	$(1,598)
Pre-tax income (loss)	$448	$(2,048)

	December 31, 2007	September 30, 2007
Accounts receivable, net	$3,065	$6,184
Costs and estimated earnings in excess of billings on uncompleted contracts	16	8
Property and equipment, net	215	239
Total assets	$3,296	$6,431

Accounts payable	$248	$600
Accrued liabilities	479	522
Billings in excess of costs and estimated earnings on uncompleted contracts	117	798
Total liabilities	844	1,920
Net assets	$2,452	$4,511

4. DEBT

Debt consists of the following (in thousands):

	December 31, 2007	September 30, 2007
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,000	$—
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 10.75%	—	45,598
Capital lease and other	161	178
Total debt	25,161	45,776
Less — Short-term debt and current maturities of long-term debt	(70)	(78)
Total long-term debt	$25,091	$45,698

Future payments on debt at December 31, 2007 are as follows (in thousands):

2008	$70
2009	62
2010	28
2011	1
2012	—
Thereafter	25,000
Total	$25,161

For the three months ended December 31, 2007 and 2006, we incurred interest expense of $1.0 million and $1.8 million, respectively.

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders. The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $80.0 million, with a $72.0 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. At December 31, 2007, we had $26.3 million availability on the Revolving Credit Facility and $39.1 million in letters of credit issued against the Revolving Credit Facility with remaining availability of $26.3 million for letters of credit.

Loans under the Revolving Credit Facility bear interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we are charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit, and (3) certain other fees and charges as specified in the revolving credit agreement.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to sureties. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. The financial covenants are described below in the section titled “Financial Covenants”.  The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock. The Revolving Credit Facility will mature on May 12, 2008, and we are currently developing refinancing alternatives.  We have begun discussing with several lending institutions in addition to our current lender to either renew our current agreement or enter into a new agreement.  We expect these negotiations to be complete before the current facility expires.

On December 12, 2007, we entered into an amendment to the Loan and Security Agreement.  The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments made in September 2007 by us as part of our transformation program to implement operational improvements.  The amendment also permitted us to pay off our existing term loan and enter into a new subordinated note agreement for a reduced principal amount.  This transaction is more fully described later in this footnote.  Finally, the amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months.  We incurred a $0.5 million charge from Bank of America as a result of this amendment that was capitalized as a deferred financing fee.

The Eton Park / Flagg Street Term Loan

On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.  On December 12, 2007, we repaid the Eton Park Term Loan using cash on hand and the proceeds from a new senior subordinated note.  Along with a prepayment penalty of $2.1 million that was included in interest expense during the three months ended December 31, 2007, and accrued interest of $1.0 million, the payoff amount was $48.7 million.  Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan.

The Eton Park Term Loan bore interest at 10.75% per annum, subject to adjustment as set forth in the loan agreement. Interest was payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date, we had the option to direct that interest be paid by capitalizing that interest as additional loans under the Eton Park Term Loan. We capitalized interest as additional loans of $1.8 million during the three months ended December 31, 2006. We did not capitalize any interest expense during the period from October 1, 2007 to December 12, 2007, the date the loan was repaid. Through the life of the loan, we capitalized interest as additional loans of $7.6 million. Subject to the lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the Eton Park Term Loan was to mature on May 12, 2013.  The Eton Park Term Loan contained customary affirmative, negative and financial covenants binding on us, including a limitation on indebtedness of $90 million under the Revolving Credit Facility with a sub-limit on funded outstanding indebtedness of $25.0 million. Additionally, the Eton Park Term Loan included provisions for optional and mandatory prepayments arising from certain specified events such as asset sales and settlements of insurance claims on the conditions set forth in the Eton Park Term Loan agreement. The loan was guaranteed by our subsidiaries and was secured by substantially the same collateral as the Revolving Credit Facility, and was second in priority to the liens securing the Revolving Credit Facility.  The interest rate on the Eton Park Term Loan was adjusted at the end of each quarter based on our performance for the period from January 1, 2006 through the end of the quarter.  Based on this criterion, the adjusted interest rate on the Eton Park Term Loan was as follows:

Quarter ended / Period ended:	Interest Rate
June 30, 2006	12.60%

September 30, 2006	12.30%

December 31, 2006	12.60%

March 31, 2007	12.00%

June 30, 2007	11.55%

September 30, 2007	10.75%

December 12, 2007	10.75%

Our weighted average interest rate under the Eton Park Term Loan was 10.75% and 12.60%, respectively, for the period from October 1, 2007 to December 12, 2007 and the three months ended December 31, 2006.

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party, (the “Lender”).  The proceeds of the subordinated note (the “Note”), together with cash on hand, were used to fund the repayment of the Eton Park Term Loan, which had an outstanding balance of $45.6 million on December 12, 2007 (discussed in the preceding section).  With accrued interest of $1.0 million and a prepayment penalty of $2.1 million that was included in interest expense, the total payoff amount was $48.7 million.

The Note bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) as the Note.  The Note may be repaid at any time prior to the maturity date by us at par plus accrued interest without penalty.  The Note is subordinated to our existing senior line of credit. The Note is an unsecured obligation of the Company and its subsidiary borrowers. The Note contains no financial covenants or restrictions on dividends or distributions to stockholders.

Financial Covenants

The financial covenants for both the Revolving Credit Facility and Eton Park Term Loan were the same until December 12, 2007.  As discussed above, on December 12, 2007, we entered into an amendment to the Loan and Security Agreement.  In determining the fixed charge coverage ratio, the amendment allowed for the exclusion from the calculation of fixed charges certain capital investments we made in September 2007 as part of our transformation program to implement operational improvements.  As also discussed above, we repaid the Eton Park Term Loan in its entirety on December 12, 2007; therefore, we did not seek an amendment to the financial covenant calculations on the Eton Park Term Loan.  As of December 31, 2007, we are in compliance with all of the amended financial covenants under the Revolving Credit Facility, which are shown in the following table:

Covenant	Requirement	Actual as of December 31, 2007
Shutdown Subsidiaries Earnings Before Interest and Taxes	Not to exceed a loss of $2.0 million	$0.9 million

Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	1.48:1.00

Leverage Ratio	Maximum of 4.00:1.00	2.45:1.00

Maintain Cash Collateral	Minimum of $20.0 million	$20.0 million

As of September 30, 2007, we were also in compliance with all of our amended financial covenants.

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

The tables that follow reconcile the components of the basic and diluted earnings per share for the three months ended December 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended December 31,
	2007	2006
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(1,028)	$369
Net income (loss) from continuing operations attributable to restricted shareholders	—	10
Net income (loss) from continuing operations	$(1,028)	$379

Net income (loss) from discontinued operations attributable to common shareholders	$227	$(1,178)
Net income (loss) from discontinued operations attributable to restricted shareholders	4	—
Net income (loss) from discontinued operations	$231	$(1,178)

Net loss attributable to common shareholders	$(797)	$(799)
Net loss attributable to restricted shareholders	—	—
Net loss	$(797)	$(799)

Denominator:
Weighted average common shares outstanding — basic	15,092,303	15,000,107
Effect of dilutive stock options and non-vested restricted stock	—	33,972
Weighted average common and common equivalent shares outstanding — diluted	15,092,303	15,034,079

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$(0.07)	$0.03
Basic income (loss) per share from discontinued operations	$0.02	$(0.08)
Basic loss per share	$(0.05)	$(0.05)

Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$(0.07)	$0.03
Diluted income (loss) per share from discontinued operations	$0.02	$(0.08)
Diluted loss per share	$(0.05)	$(0.05)

6. OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

We manage and measure performance of our business in three distinctive operating segments; commercial, industrial, and residential.  We also have a corporate segment that provides general and administrative services to our operating segments. The commercial segment provides electrical and communications contracting, design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises and switch network customers. The industrial segment provides electrical contracting, design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities.  In addition to these services, our industrial segment also assembles modular power distribution centers.  The residential segment consists of electrical contracting, installation, replacement and renovation services in single family, condominium, townhouse and low-rise multifamily housing units. Corporate includes expenses associated with our home office.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see Note 5 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. We evaluate performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.  In our previous financial statements we managed and measured our performance in two operating segments; commercial and industrial, and residential.  On October 1, 2007, in conjunction with our restructuring program described in Footnote 3, we began to utilize the three segment approach that we have described above.  Accordingly, we have restated our prior year segment results to be consistent with the current year presentation.

Segment information for continuing operations for the three months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended December 31, 2007 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$109,681	$32,998	$55,294	$—	$197,973
Cost of services	93,423	27,166	44,391	—	164,980
Gross profit	16,258	5,832	10,903	—	32,993
Selling, general and administrative	10,951	2,630	8,529	8,447	30,557
Gain on sale of assets	(17)	—	—	—	(17)
Restructuring charge	1,152	91	51	—	1,294
Income (loss) from operations	$4,172	$3,111	$2,323	$(8,447)	$1,159
Other data:
Depreciation and amortization expense	$1,088	$174	$243	$708	$2,213
Capital expenditures	$64	$60	$72	$2,869	$3,065
Total assets	$116,328	$25,324	$57,272	$103,436	$302,360

	Three Months Ended December 31, 2006 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$112,485	$30,230	$85,530	$—	$228,245
Cost of services	94,122	25,924	70,069	—	190,115
Gross profit	18,363	4,306	15,461	—	38,130
Selling, general and administrative	11,192	2,280	10,170	11,710	35,352
Gain on sale of assets	(41)	(17)	(3)	—	(61)
Income (loss) from operations	$7,212	$2,043	$5,294	$(11,710)	$2,839
Other data:
Depreciation and amortization expense	$269	$83	$786	$1,127	$2,265
Capital expenditures	$185	$73	$288	$15	$561
Total assets	$125,156	$34,862	$77,937	$113,173	$351,128

We do not have significant operations or long-lived assets in countries outside of the United States.

Total assets as of December 31, 2007 and December 31, 2006 exclude assets from discontinued operations of $3.3 million and $18.7 million, respectively.

7. STOCKHOLDERS’ EQUITY

Pursuant to our plan of reorganization, the 2006 Equity Incentive Plan became effective on May 12, 2006 (the “2006 Plan”). The 2006 Plan, as amended, provides for grants of stock options as well as stock, including restricted stock and performance-based restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Plan.

Restricted Stock

Effective May 12, 2006, 384,850 shares of restricted stock were granted to certain employees. These shares vest one-third per year starting January 1, 2007. On January 1, 2007, 113,332 shares vested.  Through December 31, 2007, a total of 89,089 of these shares have been forfeited, of which 10,053 were forfeited in the quarter ended December 31, 2007.  Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $9.5 million; however, based on forfeitures to date and projected forfeitures for the remaining vesting period, we estimate that we will recognize a total of $7.3 million associated with this award of which $5.1 million has been recorded through December 31, 2007.

In June 2006, 8,400 shares of restricted stock were granted to members of the board of directors.  These shares vested on February 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.2 million.

In the fourth quarter of our 2006 fiscal year, 25,000 shares of restricted stock were granted to one of our officers, vesting one-third per year beginning on July 12, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.4 million.

In the third quarter of our 2007 fiscal year, 20,000 shares of restricted stock were granted to one of our officers, vesting one-third per year beginning on April 10, 2008.  Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.4 million.  Also in the third quarter of our 2007 fiscal year, 4,000 shares of restricted stock were granted to one of our former officers under a consulting agreement.  These shares vested on December 31, 2007.  Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.1 million.

 In the first quarter of our 2008 fiscal year, a total of 91,900 shares of restricted stock were granted to 13 members of our senior management team.  84,400 of these restricted shares vest in full in the first quarter of our 2010 fiscal year, and the remaining 7,500 of these restricted shares vest one-third per year, beginning in December 2008.  Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $1.5 million.

All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

During the three months ended December 31, 2007 and 2006, we recognized $0.7 million and $1.5 million, respectively, in compensation expense related to these awards.  As of December 31, 2007, the unamortized compensation cost related to outstanding unvested restricted stock was $4.2 million.  We expect to recognize $2.3 million, $1.3 million, $0.6 million and $0.1 million of this unamortized compensation expense during remaining nine months of our 2008 fiscal year and during the years ended September 30, 2009, 2010 and 2011, respectively.

Performance-Based Restricted Stock

During the quarter ended December 31, 2007, we granted 13 members of our senior management team performance-based phantom stock units (“PSUs”).  Each PSU is convertible into shares of restricted common stock, subject to the terms of the award.  The size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years.  The potential range of this award is between 0 and 168,800 shares of restricted stock, depending on the actual cumulative earnings per share for this period.

At the time the awards were granted, we forecasted that we will ultimately issue 84,400 restricted shares, and we have based our compensation expense on this amount.  The awards vest over three years and are being amortized in a straight-line manner throughout that period.  As of December 31, 2007, we believe our target estimate is reasonable; however, any deviation in the cumulative fully diluted earnings per share that we achieve during our fiscal 2008 and 2009 years will result in a change in the actual amount of stock based compensation that we recognize over the vesting period.  Under SFAS 123(R), the estimated fair value of these PSUs on the date of grant was $1.4 million.

During the three months ended December 31, 2007, we recognized approximately $0.05 million in compensation expense related to these PSU awards.  As of December 31, 2007, the unamortized compensation cost related to the PSUs was $1.4 million.  We expect to recognize $0.3 million, $0.5 million, $0.5 million and $0.1 million of this unamortized compensation expense during remaining nine months of our 2008 fiscal year and during the years ended September 30, 2009, 2010 and 2011 respectively.

Stock Options

During the third quarter of our 2006 fiscal year, we granted an officer 29,412 stock options with an exercise price of $34.50 that were immediately exercisable and 22,059 stock options with an exercise price of $57.50 that had a 90-day vesting period.  These options expire in May 2008 if they are not exercised.

During the fourth quarter of our 2006 fiscal year, we granted an officer 100,000 stock options with an exercise price of $17.36.  These options vest over a three-year period at a rate of one-third per year on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

During the third quarter of our 2007 fiscal year, we granted 40,000 stock options with an average exercise price of $27.15.  These options vest over a three-year period at a rate of one-third per year on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

During the first quarter of our 2008 fiscal year, we granted 11,000 stock options with an exercise price of $18.79.  These options vest over a three-year period at a rate of one-third per year on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

During the quarter ended December 31, 2007 and 2006, we recognized $0.1 million and $0.1 million, respectively, in compensation expense related to these awards.  At December 31, 2007, the unamortized compensation cost related to outstanding unvested stock options was $1.0 million. We expect to recognize $0.4 million, $0.5 million, $0.1 million and $0.01 million of this unamortized compensation expense during the remaining nine months of our 2008 fiscal year and in the years ended September 30, 2009, 2010 and 2011 respectively.

The following table summarizes activity under our stock option and incentive compensation plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2007	191,471	$26.66
Options granted	11,000	18.79
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding, December 31, 2007	202,471	$26.23
Exercisable, December 31, 2007	84,804	$33.75

The table below summarizes all options outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Outstanding as of December 31, 2007	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of December 31, 2007	Weighted-Average Exercise Price
$17.36 — $18.79	11,000	8.7	$17.50	33,333	$17.36
$25.08 — $33.55	40,000	9.3	27.15	—	—
$34.50 — $57.50	151,471	0.1	44.36	51,471	44.36
	202,471	6.6	$26.23	84,804	$33.75

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares.  Unexercised options expire between May 2008 and June 2017.

8. COMMITMENTS AND CONTINGENCIES

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

We are self-insured for property and casualty losses subject to large deductibles. Many claims against our insurance are in the form of litigation. At December 31, 2007, we have $14.0 million accrued for self insurance liabilities including $6.3 million for general liability coverage losses. For those legal proceedings not expected to be covered by insurance, we have accrued $0.1 million at December 31, 2007.

Surety

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2007, our cost to complete projects covered by surety bonds was approximately $99.7 million, and we utilized a combination of cash, accumulated interest and letters of credit totaling $34.0 million to collateralize our bonding programs. At December 31, 2007, that collateral was comprised of $22.5 million in letters of credit and $11.5 million of cash and accumulated interest which is included in Other Non-Current Assets.

We obtain our surety bonds from three different providers. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required, however we cannot guarantee that such bonds will be available. There are situations if surety bonds are not provided that claims or damages may result. Those situations are where surety bonds are required for jobs that have been awarded, where contracts are signed, where work has begun or where bonds may be required in the future by the customer pursuant to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond then the result can be a damage claim by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms.  We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider.  We believe we presently have adequate surety coverage.

Surety bond companies may also provide surety bonds at a cost including (i) payment of a premium plus (ii) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5% - 10%) amount as retention until the end of the job, could make certain bonded projects uneconomic to perform.

On October 30, 2006, we entered into an amendment to our primary surety agreement. Under the amendment, we agreed to pay a facility fee of $0.5 million of which $0.25 million was paid concurrently with the entry into the amendment. The balance was paid on January 2, 2007. The amendment allowed us to have up to $80.0 million cost to complete on bonded projects at any time. The amendment deleted the expiration date for issuance of bonds under the surety agreement and deleted the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provided for the reduction of the existing pledged cash collateral amount to $14.0 million. The amendment removes prior restrictions on writing bonds to two of our subsidiaries. The Amendment reduces the bond premium from $17.50 per thousand dollars to $15.00 per thousand dollars. Additionally, the Amendment amends the definition of “Surety Loss” to exclude certain professional fees incurred before October 31, 2006, from the Surety’s costs.  Further details can be obtained on the amendment in our current report on Form 8-K dated October 30, 2006.

On October 1, 2007, we amended our primary surety agreement to allow us to have up to $150.0 million cost to complete on bonded projects at any time.

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2007, $15.3 million of our outstanding letters of credit were utilized to collateralize our insurance program.

We sold all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities, but retaining the entities from which they were sold that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. To date, we have not been required to perform any projects sold under this divestiture program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. However, as of December 31, 2007, we did not have any such purchase agreements.

As of December 31, 2007, one of our subsidiaries has received approximately $4.9 million in backcharges from a customer which we are disputing.  We have performed an evaluation of the merits of the backcharges and, as a result, recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million for which we have not recorded any liability as we do not believe in the validity of the claims and believe payment is not probable.  In 2006 we reversed previously recognized revenues of $0.5 million and wrote off a related $0.4 million receivable and $0.1 million underbilling because we believed the revenues were uncollectible.   We recognize that litigation may ensue related to the entire $4.9 million in backcharges.  While we believe these charges are substantially without merit, there can be no assurances that we will ultimately prevail in this dispute or any litigation that may be commenced.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2007, we had invested $4.85 million under our commitment to EnerTech.

We are party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. At December 31, 2007, we had $3.4 million in prepaid expenses and a corresponding $3.1 million accrued liability related to this arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in our September 30, 2007 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our Form 10-K and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this Form 10-Q.  Actual results may differ materially from those contained in any forward-looking statements.

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

RECENT DEVELOPMENTS

In December 2007 and January 2008, as part of our ongoing strategy to attract and retain talented professionals, we hired four people to fill senior management positions.  Alan Gahm joined IES as Vice President and Chief Accounting Officer; Todd Kulp joined IES as Vice President and Treasurer, Allan Sommer joined IES as Vice President and Chief Information Officer and Jim Robertson joined IES as Group Vice President of our Industrial segment.

Alan Gahm has more than 20 years of financial management and accounting experience.  Recently, he was a corporate controller at a chemical company where he was responsible for global consolidation and financial statement preparation, transforming the finance organization, strengthening internal controls, SEC reporting and financial results reporting.

Todd Kulp has 15 years of financial experience in banking with major U.S. and international banking firms and extensive experience in corporate treasury, including managing the debt, equity, derivative, cash management, investment, and insurance functions of several S&P 500 companies.

Allan Sommer has a record of technology enabled business transformations in the areas of supply chain, procurement, operations and finance.  He has proven experience in improving businesses through process re-engineering and building ties between information technology and operations.

Jim Robertson has experience managing large, distributed teams of field service engineers, customer service organizations, and inspection and repair services.

SURETY

 Surety Agreements

We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006, since amended, with a major surety provider and its affiliates (collectively, the “Primary Surety Provider”) which provides for the provision of surety bonds to support our contracts with certain of our customers.  As of December 31, 2007, we had $92.3 million in bonded costs to complete under outstanding these bonds.

In connection with the order confirming our plan of reorganization under Chapter 11 of the Bankruptcy Code, we entered into a post-confirmation financing agreement with our Primary Surety Provider. Effective June 1, 2006, this agreement provides (1) for the Primary Surety Provider, at its sole and absolute discretion, to issue up to an aggregate of $70.0 million in new surety bonds, with not more than $10.0 million in new surety bonds to be issued in any given month; (2) no single bond will be issued under the facility with a penal sum in excess of $3.0 million, or with respect to a contract having a completion date more than 18 months from the commencement of work thereunder, and (3) the Primary Surety Provider’s consent is required for our use of cash collateral in the form of proceeds of all contracts as to which the Primary Surety Provider has issued surety bonds. We paid a facility fee of $1.0 million to the Primary Surety Provider at inception of this agreement. This fee was capitalized and fully amortized through December 31, 2006.

On October 30, 2006, we entered into an amendment to the surety agreement with the Primary Surety Provider. Under the amendment, we agreed to pay a facility fee of $500,000, of which $250,000 was paid concurrently with the entry into the amendment. The balance was paid on January 2, 2007. The amendment allowed us to have up to $80 million cost to complete on bonded projects at any time. The amendment deleted the expiration date for issuance of bonds under the surety agreement and deleted the cap on the aggregate amount of bonds that may be issued in any calendar month. The amendment also provided for the reduction of the existing pledged cash collateral amount to $14.0 million by January 2, 2007. The excess collateral amount of $5.0 million was returned to us on November 1, 2006, net of the $250,000 facility fee. Further details can be obtained on the amendment in our current report on Form 8-K dated October 30, 2006.  The amendment removes prior restrictions on writing bonds to two of our subsidiaries. The amendment reduces the bond premium from $17.50 per thousand dollars to $15.00 per thousand dollars. Additionally, the amendment modifies the definition of “Surety Loss” to exclude certain professional fees incurred before October 31, 2006, from the Primary Surety Provider’s costs.

On October 1, 2007, we amended the surety agreement with the Primary Surety Provider to allow us to have up to $150.0 million cost to complete on bonded projects at any time.

In connection with these agreements, we expensed $0.4 million in facility fees for the three months ended December 31, 2006.  There were no such charges for the three months ended December 31, 2007.

Other Bonding Facilities

In addition to our Primary Surety Provider we also have additional surety bonding from two other providers.

We are party to a general agreement of indemnity dated September 21, 2005, since amended, with a national insurance company (the “Secondary Surety Provider”), which provides for the provision of surety bonds to support our contracts with certain of our customers.

This facility provides for the Secondary Surety Provider in its sole and absolute discretion to issue up to an aggregate of $10.0 million in surety bonds. Bonding in excess of $5.0 million is subject to the Secondary Surety Provider’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of December 31, 2007, we had $0.2 million bonded cost to complete under this bonding facility.

Finally, we are party to a general agreement of indemnity dated March 21, 2006, since amended, with an individual surety (the “Individual Surety Provider”), to supplement the bonding capacity under our facilities with the Primary Surety Provider and Secondary Surety Provider.

Under this facility, the Individual Surety Provider has agreed to extend aggregate bonding capacity not to exceed $150.0 million in additional bonding capacity with a limitation on individual bonds of $15.0 million. The bonds from the Individual Surety Provider are not rated (as opposed to those of our Primary Surety Provider and Secondary Surety Provider); however, the issuance of these bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp as trustee for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.

The Individual Surety Provider’s obligation to issue new bonds is discretionary, and the aggregate bonding is subject to the Individual Surety’s receipt of $2.0 million in collateral to secure all of our obligations to them. Bank of America and the Individual Surety Provider have entered into an inter-creditor agreement. As of December 31, 2007, we have $33.3 million in aggregate face value of bonds issued under this bonding facility.  As of December 31, 2007, we have $7.2 million bonded cost to complete under this bonding facility.

FINANCING

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders. The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $80.0 million, with a $72.0 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. At December 31, 2007, we had $26.3 million availability on the Revolving

Credit Facility and $39.1 million in letters of credit issued against the Revolving Credit Facility with remaining availability of $26.3 million for letters of credit.

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

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to sureties. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. The financial covenants are described below in the section titled “Financial Covenants”.  The Revolving Credit Facility will mature on May 12, 2008, and we are currently developing refinancing alternatives. We have begun discussing with several lending institutions in addition to our current lender to either renew our current agreement or enter into a new agreement.  We expect these negotiations to be complete before the current facility expires.

On December 12, 2007, we entered into an amendment to the Loan and Security Agreement.  The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments made in September 2007 by us as part of our transformation program to implement operational improvements.  The amendment also permitted us to pay off our existing term loan and enter into a new subordinated note agreement for a reduced principal amount.  Finally, the amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months.  We incurred a $0.5 million charge from Bank of America as a result of this amendment that was capitalized as a deferred financing fee.

The Eton Park / Flagg Street Term Loan

On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates for refinancing the senior convertible notes.  On December 12, 2007, we repaid the Eton Park Term Loan using cash on hand and the proceeds from a new senior subordinated note.  Along with a prepayment penalty of $2.1 million and accrued interest of $1.0 million, the payoff amount was $48.7 million.  Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan.

The Eton Park Term Loan bore interest at 10.75% per annum, subject to adjustment as set forth in the loan agreement. Interest was payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date, we had the option to direct that interest be paid by capitalizing that interest as additional loans under the Eton Park Term Loan. We capitalized interest as additional loans of $1.8 million during the three months ended December 31, 2006. We did not capitalize any interest expense during the period from October 1, 2007 to December 12, 2007, the date the loan was repaid. Through the life of the loan, we capitalized interest as additional loans of $7.6 million. Subject to the lenders’ right to demand repayment in full on or after the fourth anniversary of the closing date, the Eton Park Term Loan was to mature on May 12, 2013. The interest rate on the Eton Park Term Loan was adjusted at the end of each quarter based on our performance for the period from January 1, 2006 through the end of the quarter.  Based on this criterion, the adjusted interest rate on the Eton Park Term Loan was as follows:

Quarter ended / Period Ended:	Interest Rate
June 30, 2006	12.60%

September 30, 2006	12.30%

December 31, 2006	12.60%

March 31, 2007	12.00%

June 30, 2007	11.55%

September 30, 2007	10.75%

December 12, 2007	10.75%

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party (the “Lender”).  The proceeds of the subordinated note (the “Note”), together with cash on hand, were used to fund the repayment of the Eton Park Term Loan, which had an outstanding balance of $45.6 million on December 12, 2007.  With accrued interest of $1.0 million and a prepayment penalty of $2.1 million, the total payoff amount was $48.7 million.

The Note bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) as the Note.  The Note may be repaid at any time prior to the maturity date by us at par plus accrued interest without penalty.  The Note is subordinated to our existing senior line of credit.  The Note is an unsecured obligation of the Company and its subsidiary borrowers.  The Note contains no financial covenants or restrictions on dividends or distributions to stockholders.

Financial Covenants

The financial covenants for both the Revolving Credit Facility and Eton Park Term Loan were the same until December 12, 2007.  As discussed above, on December 12, 2007, we entered into an amendment to the Loan and Security Agreement.  In determining the fixed charge coverage ratio, the amendment allowed for the exclusion from the calculation of fixed charges certain capital investments we made in September 2007 as part of our transformation program to implement operational improvements.  As also discussed in above, we repaid the Eton Park Term Loan in its entirety on December 12, 2007; therefore, we did not seek an amendment to the financial covenant calculations on the Eton Park Term Loan.  As of December 31, 2007, we are in compliance with all of the amended financial covenants under the Revolving Credit Facility, which are shown in the following table:

Covenant	Requirement	Actual as of December 31, 2007
Shutdown Subsidiaries Earnings Before Interest and Taxes	Not to exceed a loss of $2.0 million	$0.9 million

Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	1.48:1.00

Leverage Ratio	Maximum of 4.00:1.00	2.45:1.00

Maintain Cash Collateral	Minimum of $20 million	$20.0 million

As of September 30, 2007, we were also in compliance with all of our amended financial covenants.

RESTRUCTURING PROGRAM

We are restructuring our operations into three major lines of business: Industrial, Commercial and Residential, from our previous geographic structure.  This operational restructuring is part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy in the future.  The operational restructuring plan has consolidated administrative support functions, eliminating redundant functions that were previously performed at our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and consulting charges, of approximately $5.0 million to $10.0 million over the course of the restructuring process, which will be implemented through December 31, 2008.

The first component of this program was initiated in June 2007.  Under this portion of the planned restructuring, 5 of our business units were integrated under the IES Industrial division, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for 11 employees who were separated from the Company on or before December 31, 2007 through the elimination of redundant positions.  During the three months ended December 31, 2007, we recognized approximately $0.1 million in severance charges for the value of cash compensation and payroll taxes that will be paid out through March 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $0.2 million in severance charges at our Industrial segment.  These charges have been included in the caption restructuring charges in the consolidated statement of operations.

The second component of this program was initiated in September 2007.  Under this portion of the restructuring, 17 of our business units were integrated under the IES Commercial division, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona.  In connection with this realignment, we approved a transition and severance benefits plan for 53 employees who have been or will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to six months. During the three months ended December 31, 2007, we recognized approximately $0.5 million in severance charges for cash compensation and payroll taxes that will be paid out through

December 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $0.6 million in severance charges at our Commercial segment. These charges have been included in the caption restructuring charges in the consolidated statement of operations.  We expect to recognize an additional $0.1 million in severance liabilities for the value of cash compensation which we expect to incur in fiscal year 2008.

The third component of this program was initiated in September 2007.  Under this portion of the restructuring, 5 of our business units were integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses has been combined at an operating location near Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for 3 employees who have been separated through the elimination of redundant positions.  During the three months ended December 31, 2007, we recognized approximately $0.05 million in severance liabilities for cash compensation and payroll taxes. These charges have been included in the caption restructuring charges in the consolidated statement of operations.

In addition to the severance costs described above, we incurred charges of approximately $0.7 million for consulting services associated with the restructuring program during the three months ended December 31, 2007.

 CRITICAL ACCOUNTING POLICIES

We have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 5 of “Notes to Consolidated Financial Statements” and at relevant sections in this discussion and analysis.

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

We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position.  We did not record any goodwill impairment during the three months ended December 31, 2007 and 2006.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2007, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

On October 1, 2007, we adopted the provision of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As the result of the adoption of FIN 48 and recognition of the cumulative effect of the adoption of the new accounting principal, we recorded an $8.2 million decrease in contingent tax liabilities.  The reduction of the contingent tax liabilities results in a $7.8 million decrease in goodwill as prescribed by SOP 90-7 and a $0.4 million increase in retained earnings.  As of December 31, 2007, the total contingent tax liabilities were $6.2 million, excluding accrued interest and penalties, which are discussed below.  The contingent tax liabilities are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the contingent tax liabilities would result in a $6.1 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by
SOP 90-7.  The remaining $0.1 million would result in an increase in retained earnings.

We recognize interest and penalties, related to unrecognized tax benefits as part of the provision for income taxes.  As of December 31, 2007, we had approximately $0.4 million in accrued interest and penalties included in contingent tax liabilities.  The accrued interest and penalties are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7.  The remaining $0.2 million would result in an increase in retained earnings.

We are currently not under federal audit by the Internal Revenue Service.  The tax years ended September 30, 2004 and forward are subject to audit as well as tax years prior to September 30, 2004 to the extent of unutilized net operating losses generated in those years.  Currently, one of our subsidiaries is under a state audit for the tax years ended September 30, 2002 and 2003.

We anticipate that approximately $0.3 million of contingent tax liabilities, including accrued interest, may be reversed in the next twelve months.  This reversal is predominately due to the expiration of the statues of limitation for unrecognized tax benefits and the settlement of a state audit.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows companies to choose to measure certain financial instruments and other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, this would have on our financial results for the fiscal year beginning October 1, 2008.

EXIT OR DISPOSAL ACTIVITIES

On March 28, 2006, based on the recommendation of our Board of Directors, we committed to an exit plan with respect to those underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries, or the sale or other disposition of the subsidiaries, whichever came sooner. Further information can be obtained by referring to Part II, Item 7. “Discontinued Operations” of our Consolidated Financial Statements for a summary of the exit plan.

In our assessment of the estimated net realizable value related to accounts receivable at these subsidiaries, in March 2006, we increased our general allowance for doubtful accounts having considered various factors including the risk of collection and the age of the receivables.  We believe this approach is reasonable and prudent.

In June 2007, we shut down our Mid-States Electric operating company, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES companies or will be sold to third parties. All project work was completed prior to the subsidiary being closed. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified as discontinued operations.

Remaining net working capital related to these subsidiaries was $2.2 million and $4.3 million at December 31, 2007 and September 30, 2007, respectively. As a result of the inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital.  We believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to monetize these assets.

The exit plan is substantially complete for the subsidiaries that we elected to exit in March 2006, and the operations of these subsidiaries ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007. We have included the results of operations related to these subsidiaries in discontinued operations for both the current period and all prior periods. Accordingly, previously reported results of these operations have been reclassified. Revenue for these subsidiaries totaled $0.9 million and $3.4 million for the three months ended December 31, 2007 and 2006, respectively.

Results of Operations

The following table presents selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	$	%	$	%
	(Dollars in millions)

Revenues	$198.0	100.0%	$228.2	100.0%
Cost of services (including depreciation)	165.0	83.3%	190.1	83.3%
Gross profit	33.0	16.7%	38.1	16.7%
Selling, general & administrative expenses	30.5	15.4%	35.4	15.5%
Gain (loss) on sale of assets	(0.0)	(0.0)%	(0.1)	(0.0)%
Restructuring charges	1.3	0.7%	—	—%
Income from operations	1.2	0.6%	2.8	1.2%
Interest and other expense, net	2.7	1.4%	1.6	0.7%
Income (loss) before income taxes	(1.5)	(0.8)%	1.2	0.5%
Provision (benefit) for income taxes	(0.5)	(0.3)%	0.8	0.3%
Income (loss) from continuing operations	(1.0)	(0.5)%	0.4	0.2%
Income (loss) from discontinued operations	0.2	0.1%	(1.2)	(0.5)%
Net loss	$(0.8)	(0.4)%	$(0.8)	(0.4)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

Revenues

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	$	%	$	%
	(Dollars in millions)

Commercial	$109.7	55.4%	$112.5	49.3%
Industrial	33.0	16.7%	30.2	13.2%
Residential	55.3	27.9%	85.5	37.5%
Total Consolidated	$198.0	100.0%	$228.2	100.0%

Consolidated revenues for the quarter ended December 31, 2007 were $30.2 million less than in the quarter ended December 31, 2006, a decline of 13.3%.  This reduction is primarily attributed to a sharp drop in demand in the Residential sector, in particular for single-family housing.  Industry studies indicate that housing starts declined by up to 25% during 2007, particularly in the southeastern and southwestern United States, two regions where we have a significant presence.  Consistent with the slowdown in housing construction, our Residential segment experienced a $30.2 million drop in revenues, a 35.3% decline.  In addition to the reduction of housing construction, which has slowed demand for our electrical contracting services, we also estimate that approximately one quarter of the decline in revenues is attributable to the reduction of input prices (notably copper wire), which we pass on to customers in the form of lower prices without a decline in our gross margin.

Our Industrial segment posted an improvement in revenues of $2.8 million which was driven by increased sales of modular power distribution centers and several long-term utility service projects that are not as cyclical in nature as the construction industry in general.  Our Commercial segment experienced a $2.8 million decline in revenues which was due in part to increased competition for low-end retail work from residential contractors who have been affected by the housing slowdown.

Gross Profit

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	$	%	$	%
	(Dollars in millions)

Commercial	$16.3	14.8%	$18.4	16.3%
Industrial	5.8	17.7%	4.3	14.2%
Residential	10.9	19.7%	15.4	18.1%
Total Consolidated	$33.0	16.7%	$38.1	16.7%

The decline in our consolidated gross profit for the quarter ended December 31, 2007 versus December 31, 2006 was due to lower consolidated revenues, as discussed above, and decreased margins as a percentage of revenue in our Commercial sector, offset by improvements in gross margin in our Industrial and Residential sectors.

The most significant decline in gross profit occurred in our Residential segment, which experienced a $4.5 million decline compared to the current period.  However, gross margin in this segment improved approximately 160 basis points, compared to the previous quarter, in spite of the decline in the number of housing starts this year.  We attribute the stability in Residential’s gross margin percentage to a stabilization of the pricing environment relative to prior periods for inputs, including copper wire and aluminum, improved project execution, and the ability to increase and decrease staffing numbers as necessary.

Industrial gross profit percentage improved to 17.7% in the quarter ended December 2007 compared to 14.2% in the previous period in 2006.  The improved profitability in our Industrial sector is the result of labor efficiencies and reduced operating costs relative to the prior period. Also, the long-term nature of many of the projects served by this segment enable us to avoid many of the disruptions associated with the slowdown in the construction industry.

Our Commercial segment’s gross margin percentage declined approximately 150 basis points to 14.8% of revenues during the first quarter of 2007.  This was principally driven by two of our seventeen divisions, in which we had underperforming legacy projects at one division and the completion of low margin contracts at the other.

Selling, General and Administrative Expenses

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	$	%	$	%
	(Dollars in millions)
Commercial	$11.0	10.0%	$11.2	9.9%
Industrial	2.6	8.0%	2.3	7.5%
Residential	8.5	15.4%	10.2	11.9%
Corporate	8.4	—	11.7	—
Total Consolidated	$30.5	15.4%	$35.4	15.5%

Selling, general, and administrative expenses include costs not directly associated with performing work for our customers. These costs primarily consist of compensation and benefits related to corporate management, occupancy and utilities, training, professional service and consulting fees, travel, certain types of depreciation and amortization, and repairs and maintenance expenses.

During the quarter ended December 31, 2007, our selling, general and administrative expenses fell to $30.5 million, a decrease of $4.9 million from the prior year.  This decrease was primarily a result of our strategic efforts to restructure our field offices and to eliminate redundant positions and facilities.  Notable movement in our selling, general and administrative costs between the quarter ended December 31, 2007 and 2006 included a $2.8 million decrease in salary and employment-related costs for corporate, regional and local management, a $1.7 million decrease in other professional fees, including legal, consulting, accounting and auditing fees, and a $0.4 million decline in occupancy and utility charges, and.

Restructuring Charges

As discussed previously, during the year ended September 30, 2007, we commenced restructuring our operations from our current decentralized structure into three major lines of business: Industrial, Commercial and Residential.

Under the first component of this program, five of our business units were integrated under the IES Industrial division, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas.  During the three months ended December 31, 2007, we recognized approximately $0.1 million in severance charges for the value of cash compensation and payroll taxes.

Under the second component of this program, 17 of our business units were integrated under the IES Commercial division, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona.  During the three months ended December 31, 2007, we recognized approximately $0.5 million in severance liabilities for cash compensation and payroll taxes.

Under the third component of this program, five of our business units were integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses has been combined at an operating location near Houston, Texas.  During the three months ended December 31, 2007, we recognized approximately $0.05 million in severance liabilities for cash compensation and payroll taxes.

In addition to the severance costs described above, we incurred charges of approximately $0.7 million for consulting services associated with the restructuring program during the three months ended December 31, 2007.

Interest and Other Expense, Net

Interest and other expense, net increased approximately $1.1 million, or 62.6%, from $1.6 million for the quarter ended December 31, 2006, to $2.7 million for the quarter ended December 31, 2007.

As mentioned earlier, on December 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from a $25.0 million senior subordinated loan agreement with a group led by Tontine Capital Partners, L.P., a related party.  We incurred a prepayment penalty of $2.1 on the Eton Park Term Loan, and we also wrote off previously unamortized debt issuance costs of $0.3 million.  This one-time charge increased our interest expense by $2.3 million during the December 2007 quarter.  In addition to the repayment charges, we also incurred interest expense of $1.9 million on an average debt balance of approximately $38.8 million, offset by approximately $1.1 million in interest income on an average cash and cash equivalents balance of approximately $77.9 million.  We also recorded a gain of $0.4 million associated with a cash distribution from our investment in Enertech.

In the December 2006 quarter, we incurred interest expense of $2.5 million on an average debt balance of approximately $56.4 million, offset by approximately $0.9 million in interest income on an average cash and cash equivalents balance of approximately $61.0 million.  We also recorded a gain of $0.1 million associated with a cash distribution from our investment in Enertech.

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

The provision for income taxes from continuing operations decreased from an expense $0.8 million for the three months ended December 31, 2006 to a benefit of $0.5 million for the three months ended December 31, 2007. The decreases in the provision for income taxes for the three months ended December 31, 2007 is attributable to a loss from continuing operations for the three months ended December 31, 2007 and a decrease in the provision for contingent tax liabilities.

For the three months ended December 31, 2007 and 2006, no income tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start reporting does not result in a reduction in the provision for income taxes.

Income (Loss) from Discontinued Operations

On March 28, 2006, based on the recommendation of the Board of Directors, we committed to an exit plan with respect to certain underperforming subsidiaries in our commercial and industrial segment. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came sooner.  In June 2007, we shut down our Mid-States Electric operating company, located in Jackson, Tennessee.  All project work was completed prior to the subsidiary being closed. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations.

The exit plan is substantially complete for the subsidiaries that we selected to exit in March 2006, and the operations of these subsidiaries substantially ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007. Revenue for these shut down subsidiaries totaled $0.9 million and $3.4 million for the three months ended December 31, 2007 and 2006.  Net income (loss) for these shut down subsidiaries was $0.2 million and ($1.2) million, respectively, for the three months ended December 31, 2007 and 2006.

Working Capital

	December 31, 2007	September 30, 2007
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$35.6	$69.7
Restricted cash	20.0	20.0
Accounts receivable
Trade, net of allowance of $2.9 and $2.6 respectively	130.3	131.8
Retainage	28.7	29.5
Costs and estimated earnings in excess of billings on uncompleted contracts	15.1	16.1
Inventories	15.0	15.3
Prepaid expenses and other current assets	7.2	4.6
Assets from discontinued operations	3.3	6.4
Total current assets	$255.2	$293.4

CURRENT LIABILITIES:
Current maturities of long-term debt	$0.1	$0.1
Accounts payable and accrued expenses	82.3	98.4
Billings in excess of costs and estimated earnings on uncompleted contracts	34.4	35.3
Liabilities from discontinued operations	0.8	1.9
Total current liabilities	$117.6	$135.7
Working capital	$137.6	$157.7

Working capital decreased $20.1 million, or 12.7% during the quarter ended December 31, 2007, due in large part to our repayment of our Eton Park Term Loan and the concurrent entrance into our Tontine Term Loan.  As discussed earlier, on December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement with Tontine Capital Partners, L.P., a related party.  The proceeds of the subordinated notes, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan, which had an outstanding balance of $45.6 million on December 12, 2007.  With accrued interest and a prepayment penalty of $2.1 million, the total payment amount was $48.7 million.

We experienced a decrease in current assets of $38.2 million, or 13.0%, to $255.2 million as of December 31, 2007 from $293.4 million as of September 30, 2007. During the quarter ended December 31, 2007, we had a $34.1 million decrease in cash and cash equivalents, of which $23.7 million was related to the refinancing of our term loan agreements as noted above.  Our trade accounts receivables, net fell by $1.5 million primarily as a result of declining revenues.  Days sales outstanding increased to 64 days at December 30, 2007 from 60 days at September 30, 2007.  There was a $0.8 million decrease in retainage and a $1.0 million decrease in costs in excess of billings. We also had a $3.1 million decrease in assets from discontinued operations due to the collection of a nearly $3.0 million receivable from one of our divested subsidiaries. Further, as of December 31, 2007, inventories, prepaid expenses and other current assets increased by a total of $2.3 million primarily due to the renewal of an insurance policy.

Our total current liabilities decreased $18.1 million, or 13.4%, to $117.6 million as of December 31, 2007 from $135.7 million as of September 30, 2007. This is a result of a decrease of $16.1 million in accounts payable and accrued expenses which have fallen due to declining operating activity, payments in the first quarter for 2007 accrued bonuses and lower accrued bonuses for the current period due to lower operating income.  In addition, we experienced a decrease of $0.9 million in billings in excess of costs and a $1.1 million decrease in liabilities from discontinued operations.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $35.6 million, restricted cash of $20.0 million, working capital of $137.6 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, $39.1 million of letters of credit outstanding and available capacity under our Revolving Credit Facility of $26.3 million. Our total cash and cash equivalents decreased 49% to $35.6 million at December 31, 2007 from $69.7 million at September 30, 2007, due primarily to the repayment of our Eton Park Term Loan.

During the quarter ended December 31, 2007, we used $8.8 million in cash in our operating activities principally due to the timing of our account payables and payment of year-end accrued bonuses in December 2007. We also had combined cash outflow of $25.2 million for our investing and financing activities during the quarter ended December 31, 2007.  This included $3.1 million in capital expenditures primarily for computer equipment used in our new operating management and financial reporting systems, a $0.5 million distribution from our investment in EnerTech, a net payment of $20.6 million to refinance the principle under our term loan agreements, and $1.5 million for the acquisition of treasury stock in December 2007.

Bonding Capacity

At December 31, 2007, we have adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond.  The limitations on the size of an individual bond from our Primary Surety Provider were removed as of October 2007, and our bonding capacity has been raised to $150.0 million.  As of December 31, 2007, the expected cumulative cost to complete for projects covered by three surety providers was $99.7 million. We also had $33.3 million in aggregate face value of bonds issued under our Individual Surety. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. For more information see Part I, Item 2. “Surety”.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At December 31, 2007, $22.5 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2007, $15.3 million of our outstanding letters of credit were to collateralize our insurance program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. However, as of December 31, 2007, we did not have any such purchase agreements.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2007, our expected costs to complete on projects covered by surety bonds was approximately $99.7 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $34.0 million to collateralize our bonding programs.

In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2007, we had invested $4.85 million under our commitment to EnerTech. The carrying value of this EnerTech investment at December 31, 2007 and September 30, 2007 was $2.8 million and $2.9 million, respectively. This investment is accounted for on the cost basis of accounting and accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in EnerTech to reflect the fair value of the asset in accordance with fresh-start accounting. As of December 31, 2007, there were no unrealized losses related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized gains or losses are not temporary, we would write up or down our investment in EnerTech through a charge to other income/expense during the period of such determination.

As of December 31, 2007, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$25,000	$25,000
Operating lease obligations	$5,897	$5,849	$3,833	$2,416	$697	$144	$18,836
Capital lease obligations	$70	$62	$28	$1	$—	$—	$161
Purchase obligations (2)	$—	$—	$—	$—	$—	$—	$—

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

(2)	See above for further discussion on purchase obligations.

Our other commercial commitments expire by December 31 of each of the following fiscal years (in thousands):

	2008	2009	2010		2011	2012	Thereafter	Total
Standby letters of credit	$—	$—	$—		$—	$—	$—	$—
Other commercial commitments (3)	$—	$—	$150	(3)	$—	$—	$—	$150

(3)	Balance of investment commitment in EnerTech.

Outlook

We anticipate that the combination of cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures to be approximately $10.0 million to $15.0 million for the fiscal year ending on September 30, 2008, as we invest in our infrastructure to improve management information and project management systems. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our Revolving Credit Facility. Finally, we expect to renegotiate the terms of our Revolving Credit Facility before it expires on May 12, 2008. See “Disclosure Regarding Forward-Looking Statements”.

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

Inflation

During the three months ended December 31, 2006, we experienced decreases in the costs of copper based products. Over the long-term, we expect to be able to pass a portion of increased costs to our customers.  We did not experience any notable inflationary pressure during the three months ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts.

As of December 31, 2007, there was $25.0 million outstanding under our Tontine Term Loan, and there were no borrowings outstanding under our Revolving Credit Facility, although the outstanding amount varies throughout the fiscal year, as working capital needs change.

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

An evaluation was performed under the supervision and with the participation of our management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation and the material weakness identified in our September 30, 2007 Annual Report on Form 10-K, our management, including the CEO and the CFO, concluded that our disclosure controls and procedures were not effective, as of December 31, 2007, and remediation has begun.

The conclusion that our disclosure controls and procedures were not effective as of December 31, 2007, was based on the identification of a material weakness in internal controls as of September 30, 2007, for which remediation has begun.

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

(b)  Remediation of Material Weakness

The remediation plan consists of:

•                  Deployment of Company financial and operational experts to review and validate the subsidiary’s year end 2007 cost estimates on all contracts;

•                  Appoint a Chief Accounting Officer with experience in re-designing accounting and finance processes, realignment in decentralized organizations and improving internal controls;

•                  Replace appropriate management including subsidiary’s General Manager, Financial Manager, VP Operations, and Project Manager;

•                  Establish job site walk through process and cost estimate reviews by appropriate independent experts and management;

•                  Reinforce direct reporting relationship of Finance team to Corporate Finance personnel;

•                  Standardize best in class cost to complete process across Company and rollout specifically at this subsidiary;

•                  Completion of rollout of proprietary Project Management Operating System at this subsidiary;

•                  Consolidate and enhance accounting control through the consolidation of back office processing, and

•                  Heightened review, testing and monitoring of the internal controls with respect to the operation of our project costs estimation processes at this subsidiary.

To date, we have taken remedial action on many of these points, including:

•                  Hired a new president and a full-time controller at the division where the material weakness was identified;

•                  Begun job site walks with Company employees from outside divisions;

•                  Implemented new cost-to-complete processes and monthly review meetings, and

•                  Hired a Chief Accounting Officer whose experience meets the requirements of our remediation plan as described above.

(c)  Changes in Internal Control Over Financial Reporting.

At December 31, 2007 we believe that the steps identified above should eventually remediate the identified material weakness. This remediation is ongoing and this represents the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We cannot assure that the material weakness will be remediated nor do we provide assurance that no additional material weaknesses will be identified.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum of shares that may yet be purchased under the plans or programs
October 1, 2007 to October 31, 2007	—	$—	—	—
November 1, 2007 to November 30, 2007	—	—	—	—
December 1, 2007 to December 31, 2007(1)	84,901	17.95	84,901	915,099
Total for period	84,901	$17.95	84,901	915,099

(1)          On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  The share repurchase plan is authorized through December 2009.

ITEM 6. EXHIBITS

4.1

Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.1

Third Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.2

Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.3

Second Amendment, dated as of December 11, 2007, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

*10.4	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.5	Amended and Restated 2007 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.6	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.7	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.8	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.9	Fiscal 2008 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.10	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.11	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.12	Amended and Restated Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed November 19, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

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

INTEGRATED ELECTRICAL SERVICES, INC.

Date: February 11, 2008	By:	/S/RAYMOND K. GUBA
Raymond K. Guba
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

4.1

Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.1

Third Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.2

Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.3

Second Amendment, dated as of December 11, 2007, to the Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

*10.4	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.5	Amended and Restated 2007 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.6	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.7	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.8	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.9	Fiscal 2008 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.10	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.11	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.12	Amended and Restated Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed November 19, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

*  These exhibits relate to management contracts or compensatory plans or arrangements

(1)  Filed herewith