Form 10-Q
period 2008-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2008-05-12
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding as of May 7, 2008 of the issuer’s common stock was 15,203,878 (includes 12,838 shares reserved for issuance upon exchange of previously issued shares pursuant to the issuer’s Plan of Reorganization approved by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division which became effective on May 12, 2006).

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DEFINITIONS

In this quarterly report on Form 10-Q, the words “IES”, the “Company”, “we”, “our”, “ours”, and “us” refer to Integrated Electrical Services, Inc. and our subsidiaries, except as otherwise specified herein.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that we believe to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause our actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•                       potential difficulty in fulfilling the covenant terms of our credit facilities;

•                       limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•                       increased cost of surety bonds affecting margins on work and the ability to obtain additional bonding;

•                       fluctuations in operating activity due to downturns in levels of construction, seasonality, and differing regional economic conditions;

•                       difficulty addressing the material weakness identified by us and our independent auditors;

•                       general economic and capital markets conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the availability of such capital to our customers;

•                       inaccurate estimates used when entering into fixed-priced contracts;

•                       potential errors when estimating revenue and progress to date on percentage of completion contracts;

•                       difficulty in managing the operation of existing entities;

•                       fluctuations in the cost of commodities used in our business, in particular copper, aluminum, steel, gasoline and certain plastics;

•                       competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers;

•                       fluctuations in financial results due to assumptions made regarding future events used to value our stock options and performance-based stock awards;

•                       increase in cost of, or limitations on availability of, qualified labor, especially electricians and construction supervisors;

•                       accidents resulting from the physical hazards associated with our work and potential for vehicle accidents;

•                       loss of key personnel or transition of new senior management;

•                       challenges integrating new types of work or new processes into divisions;

•                       uncertainties inherent to estimating future operating results and our ability to generate revenues, operating income, or cash flow;

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

•                       reduced productivity, either at the corporate office or operating level;

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

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2007, could cause future outcomes to differ materially from those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, or cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. You may also contact our Investor Relations department, and they will provide you with a copy.

ITEM 1.  FINANCIAL STATEMENTS

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,867	$69,676
Restricted cash	20,000	20,000
Accounts receivable:
Trade, net of allowance of $3,166 and $2,608 respectively	144,546	131,767
Retainage	27,915	29,536
Costs and estimated earnings in excess of billings on uncompleted contracts	15,422	16,121
Inventories	18,363	15,268
Prepaid expenses and other current assets	6,409	4,618
Assets from discontinued operations	1,809	6,431
Total current assets	266,331	293,417

PROPERTY AND EQUIPMENT, net	22,133	22,095
GOODWILL	6,770	14,574
OTHER NON-CURRENT ASSETS, net	22,611	23,336
Total assets	$317,845	$353,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$173	$78
Accounts payable and accrued expenses	91,597	98,452
Billings in excess of costs and estimated earnings on uncompleted contracts	37,935	35,277
Liabilities from discontinued operations	847	1,920
Total current liabilities	130,552	135,727
LONG-TERM DEBT, net of current maturities	25,136	45,698
OTHER NON-CURRENT LIABILITIES	10,124	18,072
Total liabilities	165,812	199,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,418,357 and 15,418,357 shares issued and 15,214,074 and 15,339,086 outstanding, respectively	154	154
Treasury stock, at cost, 204,283 and 79,271 shares, respectively	(3,677)	(1,716)
Additional paid-in capital	168,477	168,070
Retained deficit	(12,921)	(12,583)
Total stockholders’ equity	152,033	153,925
Total liabilities and stockholders’ equity	$317,845	$353,422

The accompanying Notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$196,499	$215,101
Cost of services	165,730	179,532
Gross profit	30,769	35,569
Selling, general and administrative expenses	27,674	35,310
(Gain) loss on sale of assets	(7)	35
Restructuring charges	2,098	—
Income from operations	1,004	224
Other (income) expense:
Interest expense	1,918	2,494
Interest income	(441)	(973)
Other (income) expense, net	(896)	(2)
Interest and other expense, net	581	1,519
Income (loss) from continuing operations before income taxes	423	(1,295)
Provision (benefit) for income taxes	330	(415)
Net income (loss) from continuing operations	93	(880)
Discontinued operations (Note 2)
Loss from discontinued operations, including gain on disposal of assets of $7 and $3, respectively	(110)	(126)
Benefit for income taxes	(56)	(266)
Net income (loss) from discontinued operations	(54)	140
Net income (loss)	$39	$(740)

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.06)
Discontinued operations	$(0.00)	$0.01
Total	$0.00	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.06)
Discontinued operations	$(0.00)	$0.01
Total	$0.00	$(0.05)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	15,015,717	15,081,537
Diluted	15,021,520	15,081,537

The accompanying Notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$394,472	$443,346
Cost of services	330,710	369,647
Gross profit	63,762	73,699
Selling, general and administrative expenses	58,231	70,662
Gain on sale of assets	(24)	(26)
Restructuring charges	3,393	—
Income from operations	2,162	3,063
Other (income) expense:
Interest expense	6,151	5,069
Interest income	(1,545)	(1,983)
Other (income) expense, net	(1,323)	95
Interest and other expense, net	3,283	3,181
Loss from continuing operations before income taxes	(1,121)	(118)
Provision (benefit) for income taxes	(186)	383
Net loss from continuing operations	(935)	(501)
Discontinued operations (Note 2)
Income (loss) from discontinued operations, including gain on disposal of assets of $7 and $13, respectively	338	(2,174)
Provision (benefit) for income taxes	161	(1,136)
Net income (loss) from discontinued operations	177	(1,038)
Net loss	$(758)	$(1,539)

Basic earnings (loss) per share:
Continuing operations	$(0.06)	$(0.03)
Discontinued operations	$0.01	$(0.07)
Total	$(0.05)	$(0.10)

Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$(0.03)
Discontinued operations	$0.01	$(0.07)
Total	$(0.05)	$(0.10)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	15,054,431	15,040,375
Diluted	15,054,431	15,040,375

The accompanying Notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(758)	$(1,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	(177)	1,038
Bad debt expense	782	525
Deferred financing cost amortization	1,400	653
Depreciation and amortization	4,586	5,007
Gain on sale of property and equipment	(24)	(26)
Non-cash paid-in-kind interest added to term loan	—	3,513
Non-cash compensation expense	1,859	2,634
Non-cash restructuring write-offs	131	—
Equity in gains of investment	(550)	—
Deferred income tax	—	(170)
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(11,940)	25,436
Inventories	(3,095)	3,101
Costs and estimated earnings in excess of billings on uncompleted contracts	699	(57)
Prepaid expenses and other current assets	1,549	4,903
Other non-current assets	(952)	(25)
Accounts payable and accrued expenses	(8,121)	(12,029)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,659	2,144
Other non-current liabilities	228	166
Net cash provided by (used in) continuing operations	(11,724)	35,274
Net cash provided by discontinued operations	3,719	5,012
Net cash provided by (used in) operating activities	(8,005)	40,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,138)	(906)
Proceeds from sales of property and equipment	218	353
Distribution from unconsolidated affiliate	488	—
Net cash used in continuing operations	(5,432)	(553)
Net cash provided by (used in) discontinued operations	7	(15)
Net cash used in investing activities	(5,425)	(568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	25,000	69
Repayments of debt	(45,467)	(26)
Payments for debt issuance costs	(500)	—
Acquisition of treasury stock	(3,412)	(637)
Net cash used in financing activities	(24,379)	(594)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,809)	39,124
CASH AND CASH EQUIVALENTS, beginning of period	69,676	28,166
CASH AND CASH EQUIVALENTS, end of period	$31,867	$67,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,902	$1,079
Cash paid for income taxes	$260	$849

Non-cash investing activities:  During the six months ended March 31, 2008, we financed $3.2 million of prepaid insurance through an account payable to the insurance provider, we paid a $2.1 million account payable for property and equipment that was purchased and accrued during the year ended September 30, 2007, and we recorded a $0.4 million accrued liability for the purchase of property and equipment that was unpaid as of March 31, 2008.

The accompanying Notes to condensed consolidated finance statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(UNAUDITED)

1.  BUSINESS

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical contracting services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented.  All adjustments are considered to be normal and recurring. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.  During interim periods, we follow the same accounting policies disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007 with the exception of the adoption of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB 109” as described in the paragraph that follows. Please refer to the Notes of our 2007 Form 10-K when reviewing interim financial results.

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 created a single model to address accounting for uncertain income tax positions and established a minimum recognition threshold a tax position must meet before being recognized in the financial statements.

The evaluation of a tax position under FIN 48 is a two-step process. The first step is the recognition process to determine if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

As the result of the adoption of FIN 48 and recognition of the cumulative effect of the adoption of the new accounting principal, we recorded an $8.2 million decrease in contingent tax liabilities.  The reduction of the contingent tax liabilities resulted in a $7.8 million decrease in goodwill as prescribed by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and a $0.4 million increase in retained earnings.  Upon the adoption of FIN 48, the total liability for unrecognized tax benefits was $6.2 million, excluding accrued interest and penalties, which are discussed below.  The liabilities for unrecognized tax benefits are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the liabilities for unrecognized tax benefits would result in a $6.1 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7.  The remaining $0.1 million would result in a decrease in the provision for income tax expense.

We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.  Upon the adoption of FIN 48, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits.  The accrued interest and penalties are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7.  The remaining $0.2 million would result in a decrease in the provision for income tax expense.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition for construction in progress billings.  Other estimates consist of allowances for doubtful accounts receivable, inventory obsolescence reserves, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments from fresh-start accounting, realizability of deferred tax assets, self-insured claims liabilities, and future forfeiture rates and projected earnings used to measure stock-based compensation awards.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations are seasonal, depending on weather trends, with higher revenues typically generated during spring and summer months and lower revenues typically generated during fall and winter months. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances.

SFAS 157 was originally to be effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008.  We currently do not have any assets that are measured at fair value; We are currently evaluating the potential impact, if any, SFAS 157 will have on our financial results for our fiscal year beginning on October 1, 2009.  We believe we will likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which allows companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, SFAS 159 will have on our financial results for our fiscal year beginning on October 1, 2008; however, as we do not intend to elect fair value for any of our assets and liabilities, there should be no impact.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which changes the accounting for acquisitions. SFAS 141(R) eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, forbids the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

STOCK-BASED COMPENSATION

Stock-based compensation consists of expenses related to employee stock option awards, restricted stock grants and performance-based restricted stock grants (see Note 6).  We have adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) to record our stock-based compensation awards.  SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and focuses on accounting for share-based payments made to employees as compensation.   We recognize stock-based compensation expense in a pro-rata manner based on the value of stock-based payment awards that are expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  We used the modified prospective application method at the time SFAS 123(R) was adopted.

SFAS 123(R) does not require a specific valuation model to measure the value of stock options, and either a binomial or the Black-Scholes model may be used. We used a binomial option pricing model to measure the fair value of stock options awarded in our 2007 and 2008 fiscal years. We believe the binomial pricing model is a more precise measure of the value of our stock options; however, the difference in the values between the two methods was not material for the options we granted.

The assumptions used in the binomial pricing model calculation for the six months ended March 31, 2008 and 2007 are disclosed in the following table:

	Six Months Ended March 31,
	2008	2007 (1)

Weighted average value per option granted during the period (2)	$8.49	$—
Assumptions:
Stock price volatility	51.6%	—
Risk free rate of return	3.3%	—
Future forfeiture rate (3)	0.0%	—
Expected term	6.0 years	—

(1) We did not award any stock options during the six month period ended March 31, 2007.

(2) We do not pay dividends on our common stock.

(3) The forfeiture rate is assumed to be zero based on the limited number of employees who have been awarded stock options.

2. STRATEGIC ACTIONS

Restructuring Program

We are restructuring our operations from our previous geographic structure into three major lines of business: Industrial, Commercial and Residential.  This operational restructuring is part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy in the future.  The operational restructuring plan has consolidated administrative support functions, eliminating redundant functions that were previously performed at our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and consulting charges, of approximately $5.0 million to $10.0 million over the course of the restructuring process, which will be substantially complete by September 30, 2008.

The first component of our restructuring program was initiated in June 2007.  Under this portion of the planned restructuring, 5 of our business units were integrated under the IES Industrial division, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits program for 12 employees who were separated from the Company on or before February 29, 2008 through the elimination of redundant positions.  During the six months ended March 31, 2008, we have recognized approximately $0.2 million in severance charges for the value of cash compensation and payroll taxes that will be paid out through August 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $0.4 million in severance charges at our Industrial segment.  These charges have been included in the caption restructuring charges in the consolidated statement of operations, and we have a remaining liability of $0.1 million included in accounts payable and accrued expenses.

The second component of our restructuring program was initiated in September 2007.  Under this portion of the restructuring, 17 of our business units were integrated under the IES Commercial division, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona.  In connection with this realignment, we approved a transition and severance benefits plan for approximately 100 employees who have been or will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to six months. During the six months ended March 31, 2008, we recognized approximately $1.4 million in severance charges for cash compensation and payroll taxes that will be paid out through December 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $1.5 million in severance charges at our Commercial segment. These charges have been included in the caption restructuring charges in the consolidated statement of operations, and we have a remaining liability of $0.8 million included in accounts payable and accrued expenses.  We expect to recognize an additional $0.1 million in severance liabilities for the value of cash compensation for Commercial employees who have already been included in the transition and severance program, which we expect to incur in our 2008 fiscal year.  We also expect to incur approximately $1.0 million in severance charges for Commercial employees who have yet to be included in the transition and severance program.  These charges would be recorded over the next six months.

The third component of our restructuring program was also initiated in September 2007.  Under this portion of the restructuring, 5 of our business units were integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses has been combined at an operating location near Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for approximately 20 employees who have been separated through the elimination of redundant positions.  During the six months ended March 31, 2008, we recognized approximately $0.2 million in severance liabilities for cash compensation and payroll taxes. These charges have been included in the caption restructuring charges in the consolidated statement of operations, and we have a remaining liability of $0.1 million included in accounts payable and accrued expenses.  During the remaining six months of our 2008 fiscal year, we expect to recognize less than $15,000 in severance liabilities for the value of cash compensation for employees who have already been included in the Residential transition and severance program.

In addition to the severance costs described above, we incurred charges of approximately $0.8 million and $1.5 million, respectively, for consulting services associated with our restructuring program during the three months and six months ended March 31, 2008.  We also wrote off $0.1 million in the current quarter of leasehold improvements at a location we closed.  Since we began the program in June 2007, we have recorded a total of $4.2 million of restructuring charges.

The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance Charges	Consulting / Other Charges	Total
Restructuring liability at September 30, 2007	$208	$180	$388
Restructuring charges incurred during the six months ended March 31, 2008	1,768	1,625	3,393
Less - cash payments during the six months ended March 31, 2008	(969)	(1,029)	(1,998)
Less - non-cash expenses / write-offs	—	(131)	(131)
Restructuring liability at March 31, 2008	$1,007	$645	$1,652

Exit or Disposal Activities

In March 2006, based on the recommendation of our Board of Directors, we committed to an exit plan with respect to certain underperforming subsidiaries in our Commercial and Industrial segments. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or the sale or other disposition of the subsidiaries, whichever came sooner.  In our assessment of the estimated net realizable value of the accounts receivable at these subsidiaries, we increased our general allowance for doubtful accounts having considered various factors including the risk of collection and the age of the receivables.

In June 2007, we shut down our Mid-States Electric operating company, located in Jackson, Tennessee.  Mid-States’ operating equipment was either transferred to other IES companies or sold to third parties. All project work was completed prior to the subsidiary being closed, and legacy projects were completed by other IES companies. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations.  Mid-States was part of our Commercial segment prior to being classified as discontinued.

Remaining net working capital related to these subsidiaries was $0.8 million and $4.3 million at March 31, 2008 and September 30, 2007, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At March 31, 2008, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect these receivables.

The exit plan is substantially complete for the subsidiaries that we selected to exit in March 2006, and the operations of these subsidiaries substantially ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007.  We have included the results of operations related to these subsidiaries in discontinued operations for the three months and six months ended March 31, 2008, and all prior periods presented have been reclassified accordingly.

Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended March 31,
	2008	2007

Revenues	$38	$2,806
Gross loss	$(50)	$(51)
Pre-tax loss	$(110)	$(126)

	Six Months Ended March 31,
	2008	2007

Revenues	$933	$6,225
Gross profit (loss)	$396	$(1,648)
Pre-tax income (loss)	$338	$(2,174)

	March 31, 2008	September 30, 2007
Accounts receivable, net	$1,583	$6,184
Costs and estimated earnings in excess of billings on uncompleted contracts	15	8
Property and equipment, net	211	239
Total assets	$1,809	$6,431

Accounts payable	$201	$600
Accrued liabilities	477	522
Billings in excess of costs and estimated earnings on uncompleted contracts	169	798
Total liabilities	847	1,920
Net assets	$962	$4,511

3. DEBT AND LIQUIDITY

Debt consists of the following (in thousands):

	March 31, 2007	September 30, 2007
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,000	$—
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 10.75%	—	45,598
Capital lease and other	309	178
Total debt	25,309	45,776
Less — Short-term debt and current maturities of long-term debt	(173)	(78)
Total long-term debt	$25,136	$45,698

Future payments on debt at March 31, 2008 are as follows (in thousands):

2008	$81
2009	131
2010	89
2011	8
2012	—
Thereafter	25,000
Total	$25,309

For the three months ended March 31, 2008 and 2007, we incurred interest expense of $1.9 million and $2.5 million, respectively.  This included amortization of deferred financing charges of $0.7 million and $0.3 million.  For the six months ended March 31, 2008

and 2007, we incurred interest expense of $6.2 million and $5.1 million, respectively.   This included deferred financing changes of $1.4 million and $0.5 million, and a prepayment penalty of $2.1 million during December 2007.

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered into an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders.  On May 9, 2008 we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions.  The terms of the amended agreement are described later in this section.

As of, and for the six month period ended March 31, 2008, the Revolving Credit Facility provided access to revolving borrowings in the aggregate amount of up to $80.0 million, with a $72.0 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. At March 31, 2008, we had $35.7 million available under the Revolving Credit Facility and $37.7 million in letters of credit issued against the Revolving Credit Facility.  We have remaining availability under the Revolving Credit Facility of $34.3 million for letters of credit.

As of, and for the six month period ended March 31, 2008, loans under the Revolving Credit Facility bore interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we were charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit, and (3) certain other fees and charges as specified in the revolving credit agreement.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to sureties. The Revolving Credit Facility contains customary affirmative, negative and financial covenants that were modified in conjunction with its renewal and amendment on May 9, 2008. The financial covenants are described below in the section titled “Financial Covenants”. The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

On December 12, 2007, we entered into an amendment to the Loan and Security Agreement.  The amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, of certain capital investments made in September 2007 by us as part of our transformation program to implement operational improvements.  The amendment also permitted us to pay off our existing term loan and enter into a new subordinated note agreement for a reduced principal amount.  This transaction is more fully described later in this Note.  Finally, the amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months (see Note 6).  We incurred a $0.5 million charge from Bank of America as a result of this amendment that was capitalized as a deferred financing fee.

On May 9, 2008 we renegotiated the terms of our Revolving Credit Facility, extending the maturity date to May 12, 2010, reducing the facility size to $60.0 million, and eliminating the restricted cash requirement. Interest on the loans under the amended Revolving Credit Facility will be calculated at LIBOR plus 3.0% or the lender’s prime rate (the “Base Rate”) plus 1.0% through September 30, 2008.  Thereafter, interest is based on our total liquidity, as defined in the Loan and Security Agreement, at LIBOR or the Base Rate, as shown in the following table.

Total Liquidity	Interest Rate
Greater than $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%
From $40 million to $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%
Less than $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%

The letter of credit fee under the revised agreement will be 3.25% through September 30, 2008, after which the letter of credit fee will be based on the same factor as loans outstanding.

In addition, we will be charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (2) certain other fees and charges as specified in the revolving credit agreement.  Finally, the Revolving Credit Facility is subject to a prepayment fee of 0.5% until May 2009 and 0.25% until May 2010.

The Eton Park / Flagg Street Term Loan

Immediately preceding our emergence from bankruptcy, we had $51.9 million in senior convertible notes (the “Senior Convertible Notes”). On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates to refinance the Senior Convertible Notes.  On December 12, 2007, we repaid the Eton Park Term Loan using cash on hand and the proceeds from a new senior subordinated note.  Along with a prepayment penalty of $2.1 million that was included in interest expense and accrued interest of $1.0 million, the payoff amount was $48.7 million.  Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan.

The Eton Park Term Loan bore interest at 10.75% per annum, subject to adjustment as set forth in the loan agreement governing the Eton Park Term Loan, and was to mature on May 12, 2013. Interest was payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date, we had the option to direct that interest be paid by capitalizing the interest as additional loans under the Eton Park Term Loan. We capitalized interest as additional loans of $1.7 million and $3.5 million, respectively, during the three months and six months ended March 31, 2007. We did not capitalize any interest expense during the period from October 1, 2007 to December 12, 2007, the date the Eton Park Term Loan was repaid. Through the life of the Eton Park Term Loan, we capitalized interest as additional loans of $7.6 million. The Eton Park Term Loan was guaranteed by our subsidiaries and was secured by substantially the same collateral as the Revolving Credit Facility, and was second in priority to the liens securing the Revolving Credit Facility.  The interest rate on the Eton Park Term Loan was adjusted at the end of each quarter based on our performance for the period from January 1, 2006 through the end of the quarter.  Based on this criterion, the adjusted interest rate on the Eton Park Term Loan was as follows:

Quarter ended / Period ended:	Interest Rate
December 31, 2006	12.60%
March 31, 2007	12.00%
June 30, 2007	11.55%
September 30, 2007	10.75%
December 12, 2007	10.75%

Our weighted average interest rate under the Eton Park Term Loan was 10.75% for the period from October 1, 2007 to December 12, 2007.

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party.  The proceeds of the subordinated note (the “Note”), together with cash on hand, were used to fund the repayment of the Eton Park Term Loan (discussed in the preceding section).

The Note bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) as the Note.  The Note may be repaid at any time prior to the maturity date by us at par plus accrued interest without penalty.  The Note is subordinated to our existing Revolving Credit Facility. The Note is an unsecured obligation of the Company and its subsidiary borrowers. The Note contains no financial covenants or restrictions on dividends or distributions to stockholders.

Financial Covenants

The financial covenants for the Revolving Credit Facility in effect on March 31, 2008 are described in the table that follows.  As discussed above, on December 12, 2007, we entered into an amendment to the Loan and Security Agreement.  In determining the fixed charge coverage ratio, the amendment allowed for the exclusion from the calculation of fixed charges of certain capital investments we made in September 2007 as part of our transformation program to implement operational improvements.  As of March 31, 2008, we are in compliance with all of the amended financial covenants under the Revolving Credit Facility, which are shown in the following table:

Covenant	Requirement	Actual as of March 31, 2008
Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	$1.0 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	1.52:1.00
Leverage Ratio	Maximum of 4.00:1.00	2.09:1.00
Maintain Cash Collateral	Minimum of $20.0 million	$20.0 million

As of September 30, 2007, we were also in compliance with all of our amended financial covenants under the Revolving Credit Facility.

As noted above, we entered into an amendment to the agreement governing our Revolving Credit Facility on May 9, 2008 which also modified the financial covenants.  The revised covenants are indicated below.

Covenant	Requirement
Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million
Fixed Charge Coverage Ratio (1)	Minimum of 1.25:1.00
Leverage Ratio (1)	Maximum of 3.50:1.00

(1)	This covenant requirement will not be in effect at any time our total liquidity, as defined in the Loan and Security Agreement, exceeds $50 million.

4. EARNINGS PER SHARE

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

The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and six months ended March 31, 2008 and 2007 (in thousands, except per share and per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$91	$(880)
Net income (loss) from continuing operations attributable to restricted shareholders	2	—
Net income (loss) from continuing operations	$93	$(880)

Net income (loss) from discontinued operations attributable to common shareholders	$(54)	$138
Net income (loss) from discontinued operations attributable to restricted shareholders	—	2
Net income (loss) from discontinued operations	$(54)	$140

Net income (loss) attributable to common shareholders	$38	$(740)
Net income (loss) attributable to restricted shareholders	1	—
Net income (loss)	$39	$(740)

Denominator:
Weighted average common shares outstanding — basic	15,015,717	15,081,537
Effect of dilutive stock options and non-vested restricted stock	5,803	—
Weighted average common and common equivalent shares outstanding — diluted	15,021,520	15,081,537

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$0.01	$(0.06)
Basic income (loss) per share from discontinued operations	$(0.00)	$0.01
Basic loss per share	$0.00	$(0.05)

Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$0.01	$(0.06)
Diluted income (loss) per share from discontinued operations	$(0.00)	$0.01
Diluted loss per share	$0.00	$(0.05)

	Six Months Ended March 31,
	2008	2007
Numerator:
Net loss from continuing operations attributable to common shareholders	$(935)	$(501)
Net loss from continuing operations attributable to restricted shareholders	—	—
Net loss from continuing operations	$(935)	$(501)

Net income (loss) from discontinued operations attributable to common shareholders	$174	$(1,038)
Net income (loss) from discontinued operations attributable to restricted shareholders	3	—
Net income (loss) from discontinued operations	$177	$(1,038)

Net loss attributable to common shareholders	$(758)	$(1,539)
Net loss attributable to restricted shareholders	—	—
Net loss	$(758)	$(1,539)

Denominator:
Weighted average common shares outstanding — basic	15,054,431	15,040,375
Effect of dilutive stock options and non-vested restricted stock	—	—
Weighted average common and common equivalent shares outstanding — diluted	15,054,431	15,040,375

Basic income (loss) per share:
Basic income (loss) per share from continuing operations	$(0.06)	$(0.03)
Basic income (loss) per share from discontinued operations	$0.01	$(0.07)
Basic loss per share	$(0.05)	$(0.10)

Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$(0.06)	$(0.03)
Diluted income (loss) per share from discontinued operations	$0.01	$(0.07)
Diluted loss per share	$(0.05)	$(0.10)

5. OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

We manage and measure performance of our business in three distinct operating segments; commercial, industrial, and residential.  We also have a corporate segment that provides general and administrative services to our operating segments. The commercial segment provides electrical and communications contracting, design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises and switch network customers. The industrial segment provides electrical contracting, design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities.  In addition to these services, our industrial segment also assembles modular power distribution centers.  The residential segment consists of electrical contracting, installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. Corporate includes expenses associated with our home office.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see Note 5 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. We evaluate performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.  In our previous financial statements we managed and measured our performance in two operating segments; commercial and industrial, and residential.  On October 1, 2007, in conjunction with our restructuring program described in Note 2, we began to utilize the three segment approach that we have described above.  Accordingly, we have restated our prior year segment results to be consistent with the current year presentation.

Segment information for continuing operations for the three months and six months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$111,491	$34,688	$50,320	$—	$196,499
Cost of services	95,542	29,933	40,255	—	165,730
Gross profit	15,949	4,755	10,065	—	30,769
Selling, general and administrative	9,646	1,903	8,183	7,942	27,674
Loss (gain) on sale of assets	(103)	—	61	35	(7)
Restructuring charge	1,873	136	89	—	2,098
Income (loss) from operations	$4,533	$2,716	$1,732	$(7,977)	$1,004
Other data:
Depreciation and amortization expense	$796	$327	$645	$605	$2,373
Capital expenditures	$106	$474	$212	$637	$1,429
Total assets	$131,382	$34,288	$64,094	$86,272	$316,036

	Three Months Ended March 31, 2007 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$113,819	$27,607	$73,675	$—	$215,101
Cost of services	97,437	22,937	59,158	—	179,532
Gross profit	16,382	4,670	14,517	—	35,569
Selling, general and administrative	13,268	2,070	7,678	12,294	35,310
Loss (gain) on sale of assets	(42)	(11)	30	58	35
Income (loss) from operations	$3,156	$2,611	$6,809	$(12,352)	$224
Other data:
Depreciation and amortization expense	$1,236	$151	$252	$967	$2,606
Capital expenditures	$25	$194	$64	$62	$345
Total assets	$111,166	$31,840	$63,469	$145,603	$352,078

	Six Months Ended March 31, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$221,172	$67,686	$105,614	$—	$394,472
Cost of services	188,965	57,099	84,646	—	330,710
Gross profit	32,207	10,587	20,968	—	63,762
Selling, general and administrative	20,597	4,533	16,712	16,389	58,231
Loss (gain) on sale of assets	(120)	—	61	35	(24)
Restructuring charge	3,025	227	141	—	3,393
Income (loss) from operations	$8,705	$5,827	$4,054	$(16,424)	$2,162
Other data:
Depreciation and amortization expense	$1,359	$615	$1,333	$1,279	$4,586
Capital expenditures	$170	$534	$284	$3,506	$4,494

	Six Months Ended March 31, 2007 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$226,304	$57,837	$159,205	$—	$443,346
Cost of services	191,559	48,861	129,227	—	369,647
Gross profit	34,745	8,976	29,978	—	73,699
Selling, general and administrative	24,460	4,350	17,848	24,004	70,662
Loss (gain) on sale of assets	(83)	(28)	27	58	(26)
Income (loss) from operations	$10,368	$4,654	$12,103	$(24,062)	$3,063
Other data:
Depreciation and amortization expense	$1,943	$308	$509	$2,247	$5,007
Capital expenditures	$316	$267	$246	$77	$906

We have no operations or long-lived assets in countries outside of the United States.

Total assets as of March 31, 2008 and 2007 exclude assets from discontinued operations of $1.8 million and $12.7 million, respectively.

6.     STOCKHOLDERS’ EQUITY

The 2006 Equity Incentive Plan (the “2006 Plan”) became effective under our plan of reorganization on May 12, 2006. The 2006 Plan, as amended, provides for grants of both stock options and common stock, including restricted stock and performance-based restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Plan.

Treasury Stock

On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock.  This share repurchase plan is authorized through December 2009, and as of March 31, 2008, we have repurchased 156,161 shares at an average cost of $18.09.  During the six months ended March 31, 2008, we repurchased 31,212 shares from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan, we issued 101,650 shares of treasury stock under our share-based compensation programs, and 39,289 unvested shares have been forfeited by former employees and returned to treasury stock.

Restricted Stock

We granted 101,650 shares of restricted stock to our employees during the first six months of our 2008 fiscal year.  These restricted shares were granted at prices ranging from $13.38 to $19.98 with a weighted average price of $19.17.  7,500 of these shares vest one-third per year beginning on the first anniversary of the grant, and the remaining 94,150 cliff vest on the third anniversary of the grant.

We granted 3,600 shares of restricted stock to one employee during the first six months of our 2007 fiscal year that were subsequently forfeited in October 2007.  These restricted shares were granted at $23.61 and were to vest one-third per year beginning on the first anniversary of the grant.

During the three months ended March 31, 2008 and 2007, we recognized $0.7 million and $0.7 million, respectively, in compensation expense related to these awards.  During the six months ended March 31, 2008 and 2007, we recognized $1.4 million and $2.5 million, respectively, in compensation expense related to these awards.  As of March 31, 2008, the unamortized compensation cost related to outstanding unvested restricted stock was $3.0 million.  We expect to recognize $1.2 million related to these awards during the remaining six months of our 2008 fiscal year, and $1.8 million thereafter.

All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Performance-Based Restricted Stock

During the six months ended March 31, 2008, we granted 15 members of our senior management team performance-based phantom stock units (“PSUs”).  Each PSU is convertible into shares of restricted common stock that will cliff vest on September 30, 2010, subject to the terms of the award.  The size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years.  The potential range of this award is between 0 and 188,300 shares of restricted stock, depending on the actual cumulative earnings per share for this period.

At the time the awards were granted, we forecasted that we will ultimately issue 94,150 restricted shares, and we have based our compensation expense on this amount.  The awards vest over three years and are being amortized in a straight-line manner throughout that period.  As of March 31, 2008, we believe our target estimate is reasonable; however, any deviation in the cumulative fully diluted earnings per share that we achieve during our 2008 and 2009 fiscal years will result in a change in the actual amount of stock based compensation that we recognize over the vesting period.  Under SFAS 123(R), the estimated fair value of these PSUs on the date of grant was $1.5 million.

During the three months and six months ended March 31, 2008, we recognized $0.1 million and $0.2 million, respectively, in compensation expense related to these PSU awards.  As of March 31, 2008, the unamortized compensation cost related to the PSU awards was $1.3 million.  We expect to recognize $0.3 million related to these awards during the remaining six months of our 2008 fiscal year, and $1.0 million thereafter.

Stock Options

We granted 21,000 stock options during the first six months of our 2008 fiscal year.  These options have exercise prices ranging from $13.38 to $18.79 with a weighted average exercise price of $16.21. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

We did not grant any stock options during the first six months of our 2007 fiscal year.

During the three months ended March 31, 2008 and 2007, we recognized $0.1 million and $0.1 million, respectively, in compensation expense related to these awards.  During the six months ended March 31, 2008 and 2007, we recognized $0.2 million and $0.2 million, respectively, in compensation expense related to these awards.  As of March 31, 2008, the unamortized compensation cost related to outstanding unvested stock options was $0.9 million.  We expect to recognize $0.3 million related to these awards during the remaining six months of our 2008 fiscal year, and $0.6 million thereafter.

The following table summarizes activity under our stock option and incentive compensation plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2007	191,471	$26.66
Options granted	21,000	16.21
Exercised	—	—
Forfeited	5,000	13.38
Outstanding, March 31, 2008	207,471	$25.92
Exercisable, March 31, 2008	84,804	$33.75

The following table summarizes all options outstanding and exercisable at March 31, 2008:

Range of Exercise Prices	Outstanding as of March 31, 2008	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of March 31, 2008	Weighted-Average Exercise Price
$13.38 - $18.79	116,000	8.5	$17.32	33,333	$17.36
$25.08 - $33.55	40,000	9.1	27.15	—	—
$34.50 - $57.50	51,471	0.1	44.36	51,471	44.36
	207,471	6.5	$25.92	84,804	$33.75

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares.  Unexercised options expire between May 2008 and January 2018.

7. COMMITMENTS AND CONTINGENCIES

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

We are not aware of any litigation or pending litigation that we currently believe will have a material impact on our results of operations or our financial position.

We are subject to large deductibles on our property and casualty insurance policies.  As a result, many or our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2008, we have $12.1 million accrued for self insurance liabilities including $4.3 million for general liability coverage losses. For those legal proceedings not expected to be covered by insurance, we have accrued $0.1 million at March 31, 2008.

Surety

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2008, our cost to complete projects covered by surety bonds was $118.7 million, and we utilized a combination of cash and letters of credit totaling $34.1 million to collateralize our bonding programs. At March 31, 2008, that collateral was comprised of $22.5 million in letters of credit and $11.6 million of cash and accumulated interest which is included in Other Non-Current Assets.

We obtain our surety bonds from three different providers. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required, however we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, work has begun or bonds may be required in the future by the customer according to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms.  We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider.  We believe we presently have adequate surety coverage.

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

Under the current terms of our primary surety agreement, we may have up to $150.0 million in costs to complete on bonded projects at any time.  We maintain $9.0 million in cash collateral plus accrued interest, as well as $21.0 million in letters of credit under the agreement.  The bond premium is $15.00 per thousand dollars of contract cost.

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2008, $14.7 million of our outstanding letters of credit were utilized to collateralize our insurance program.

We sold all or substantially all of the assets of certain wholly owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities, but retaining the entities from which they were sold, that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. To date, we have not been required to perform any projects sold under this divestiture program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2008, we had $5.6 million in open purchase commitments for 1.7 million pounds of copper wire which we expect to take delivery on between April 2008 and June 2008.

As of March 31, 2008, one of our subsidiaries has received approximately $4.9 million in backcharges from a customer which we are disputing.  We have performed an evaluation of the merits of the backcharges and, as a result, recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million for which we have not recorded any liability as we do not believe in the validity of the claims and believe payment is not probable.  In 2006 we reversed previously recognized revenues related to this project of $0.5 million and wrote off a related $0.4 million receivable and $0.1 million underbilling because we believed the revenues were uncollectible.   We recognize that litigation may ensue related to the entire $4.9 million in backcharges.  While we believe these charges are substantially without merit, there can be no assurances that we will ultimately prevail in this dispute or any litigation that may be commenced.

In March 2008 we reached a $1.1 million settlement with a group of former employees out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages associated with these employees’ departure from the Company.  We collected this settlement in full in March 2008.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2008, we had invested $4.85 million under our commitment to EnerTech.

We are party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. At March 31, 2008, we had $3.2 million in prepaid expenses and a corresponding $3.3 million accrued liability related to this arrangement.

8.   SUBSEQUENT EVENTS

On May 9, 2008 we entered into an amendment to our Revolving Credit Facility with Bank of America and other creditors, extending the maturity date to May 12, 2010 and reducing the facility size to $60.0 million. Other terms and covenants of the renewed agreement are described in Note 3, “Debt”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements, the related Notes, and management’s discussion and analysis included in our September 30, 2007 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our Form 10-K and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this Form 10-Q.  Actual results may differ materially from those contained in any forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operation are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

We have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 5 of “Notes to Consolidated Financial Statements” in our 2007
Form 10-K.

During the first six months of our 2008 fiscal year, there has been only one change to our critical accounting policies and estimates from those described in our 2007 Form 10-K. On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 created a single model to address accounting for uncertain income tax positions and established a minimum recognition threshold a tax position must meet before being recognized in the financial statements. For additional analysis of our adoption of FIN 48, see Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.

RESTRUCTURING PROGRAM

As more fully described in Note 2 of our condensed consolidated financial statements, we are restructuring our operations from our previous geographic structure into three major lines of business: Industrial, Commercial and Residential.  This operational restructuring is part of our long-term strategic plan to reposition our business to better serve our customers, strengthen financial controls, reduce our cost structure and, as a result, position us to implement a market-based growth strategy in the future.  The operational restructuring plan has consolidated administrative support functions, eliminating redundant functions that were previously performed at each of our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and consulting charges, of approximately $5.0 million to $10.0 million over the course of the process, which is expected to be substantially complete by September 30, 2008.

The first component of our restructuring program was initiated at our Industrial division in June 2007.  Under this portion of the planned restructuring, 5 of our business units were integrated under the IES Industrial division, and the support and administrative functions of those businesses were combined at one operating location.  In connection with this realignment, we approved a transition and severance benefits program for 12 employees who were separated from the Company on or before February 29, 2008 through the elimination of redundant positions.

The second component of our restructuring program was initiated at our Commercial division in September 2007.  Under this portion of the restructuring, 17 of our business units were integrated under the IES Commercial division, and the support and administrative functions of those businesses were combined at one operating location.  In connection with this realignment, we approved a transition and severance benefits program for approximately 100 employees who have been or will be separated through the elimination of redundant positions. The affected employees may continue to work for the Company for up to six months.

The third component of our restructuring program was initiated at our Residential division in September 2007.  Under this portion of the restructuring, 5 of our business units were integrated under the IES Residential division during our 2008 fiscal year, and the support and administrative functions of those businesses has been combined at one operating location. In connection with this realignment, we approved a transition and severance benefits plan for approximately 20 employees who have been separated through the elimination of redundant positions.

During the first six months of our 2008 fiscal year, we have expanded our restructuring efforts in response to the softening market conditions in certain segments of our business, and for further business optimization. During the quarter ended March 31, 2008, we have:

•                  Reorganized the Commercial line of business into six operating divisions, replacing several operating company presidents with six general managers.

•                  Accelerated the rollout of our employee severance programs, particularly within our Commercial line of business.

•                  Closed three office locations in our Residential line of business and two office locations in our Commercial line of business, consolidating them into other IES locations.

•                  Hired a new Group Vice President at our Industrial line of business.

•                  Reassigned a Residential Vice President to focus solely on multi-family housing.

EXIT OR DISPOSAL ACTIVITIES

In March 2006, based on the recommendation of our Board of Directors, we committed to an exit plan with respect to several underperforming subsidiaries. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries, or the sale or other disposition of the subsidiaries, whichever came sooner. In June 2007, we also shut down our Mid-States Electric operating company, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES companies or will be sold to third parties. Further information about these closures can be obtained by referring to Note 4 in the Consolidated Financial Statements of our 2007 Form 10-K.

The exit plan is substantially complete for the subsidiaries that we elected to exit in March 2006, and the operations of these subsidiaries ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007. We have included the results of operations related to these subsidiaries in discontinued operations for both the current period and all prior periods. Accordingly, previously reported results of these operations have been reclassified. Revenue for these subsidiaries totaled $0.9 million and $6.2 million for the six months ended March 31, 2008 and 2007, respectively.  Remaining net working capital related to these subsidiaries was $0.8 million and $4.3 million at March 31, 2008 and September 30, 2007, respectively.

FINANCING

The Revolving Credit Facility

On the date we emerged from bankruptcy, May 12, 2006, we entered into an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders.  On May 9, 2008 we entered into a revised agreement governing the Revolving Credit Facility with the same financial institutions.  The terms of the revised agreement are described in Note 3, “Debt”.

As of, and for the six month period ended March 31, 2008, the Revolving Credit Facility provided access to revolving borrowings in the aggregate amount of up to $80.0 million, with a $72.0 million sub-limit for letters of credit, for the purpose of refinancing the debtor-in-possession credit facility and to provide letters of credit and financing subsequent to confirmation of the reorganization plan. At March 31, 2008, we had $35.7 million available under the Revolving Credit Facility and $37.7 million in letters of credit issued against the Revolving Credit Facility.  We have remaining availability under the Revolving Credit Facility of $34.3 million for letters of credit.

As of, and for the six month period ended March 31, 2008, loans under the Revolving Credit Facility bore interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we were charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit, and (3) certain other fees and charges as specified in the revolving credit agreement.

The Eton Park / Flagg Street Term Loan

Immediately preceding our emergence from bankruptcy, we had $51.9 million in senior convertible notes (the “Senior Convertible Notes”). On the date we emerged from bankruptcy, May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and its affiliate and Flagg Street Partners LP and certain of its affiliates to refinance the Senior Convertible Notes.  On December 12, 2007, we repaid the Eton Park Term Loan using cash on hand and the proceeds from a new senior subordinated note.  Along with a prepayment penalty of $2.1 million and accrued interest of $1.0 million, the payoff amount was $48.7 million.  Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan.

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party.  The proceeds of the subordinated note (the “Note”), together with cash on hand, were used to fund the repayment of the Eton Park Term Loan (as previously discussed).

The Note bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) as the Note.  The Note may be repaid at any time prior to the maturity date by us at par plus accrued interest without penalty.  The Note is subordinated to our Revolving Credit Facility.  The Note is an unsecured obligation of the Company and its subsidiary borrowers.  The Note contains no financial covenants or restrictions on dividends or distributions to stockholders.

SURETY

Primary Surety Agreement

We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006, since amended, with a major surety provider and its affiliates (collectively, the “Primary Surety Provider”) that provides for surety bonds to support our contracts with certain of our customers.  As of March 31, 2008, we had $113.6 million in bonded costs to complete under this facility.

We have a financing agreement with our Primary Surety Provider that provides: (1) for the Primary Surety Provider, at its sole and absolute discretion, to issue up to an aggregate of $150.0 million in new surety bonds, and (2) that the Primary Surety Provider’s consent is required for our use of cash collateral in the form of proceeds of all contracts as to which the Primary Surety Provider has issued surety bonds.  The bond premium is $15.00 per thousand dollars of contract cost.

Other Bonding Facilities

In addition to our Primary Surety Provider we also have additional surety bonding from two other providers.

We are party to a general agreement of indemnity dated September 21, 2005, since amended, with a national insurance company (the “Secondary Surety Provider”), which provides for surety bonds to support our contracts with certain of our customers. This facility provides for the Secondary Surety Provider in its sole and absolute discretion to issue up to an aggregate of $10.0 million in surety bonds. Bonding in excess of $5.0 million is subject to the Secondary Surety Provider’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of March 31, 2008, we had under $50,000 in bonded cost to complete under this facility.

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

The Individual Surety Provider’s obligation to issue new bonds is discretionary, and the aggregate bonding is subject to the Individual Surety’s receipt of $2.0 million in collateral to secure all of our obligations to them. Bank of America and the Individual Surety Provider have entered into an inter-creditor agreement. As of March 31, 2008, we had $41.6 million in aggregate face value of bonds issued under this bonding facility.  As of March 31, 2008, we had $5.1 million bonded cost to complete under this facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.  Percentages are expressed as a percent of revenues.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Revenues	$196.5	100.0%	$215.1	100.0%
Cost of services (including depreciation)	165.7	84.3%	179.5	83.5%
Gross profit	30.8	15.7%	35.6	16.5%
Selling, general & administrative expenses	27.7	14.1%	35.3	16.4%
(Gain) loss on sale of assets	(0.0)	(0.0)%	0.1	0.0%
Restructuring charges	2.1	1.1%	—	—
Income from operations	1.0	0.5%	0.2	0.1%
Interest and other expense, net	0.6	0.3%	1.5	0.7%
Income (loss) before income taxes	0.4	0.2%	(1.3)	(0.6)%
Provision (benefit) for income taxes	0.3	0.2%	(0.4)	(0.2)%
Income (loss) from continuing operations	0.1	0.0%	(0.9)	(0.4)%
Income (loss) from discontinued operations	(0.1)	(0.0)%	0.2	0.1%
Net income (loss)	$0.0	0.0%	$(0.7)	(0.3)%

Revenues

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Commercial	$111.5	56.7%	113.8	52.9%
Industrial	34.7	17.7%	27.6	12.8%
Residential	50.3	25.6%	73.7	34.3%
Total Consolidated	$196.5	100.0%	$215.1	100.0%

Consolidated revenues for the three months ended March 31, 2008 were $18.6 million less than in the three months ended March 31, 2007, a decline of 8.6%.  This reduction is largely attributed to the nationwide decline in demand for single-family homes which has affected our Residential line of business, particularly in markets such as Southern California, Arizona and Georgia. Industry studies indicate that housing starts declined by as much as 40% for the quarter ended March 31, 2008 versus March 31, 2007. Consistent with the slowdown in housing construction, our Residential line of business experienced a $23.4 million decrease in revenues, down 31.8%.  We attribute approximately three quarters of this decrease directly to reduced building activity, while the remaining portion is mainly due to pricing pressure from our customers and increased competition.

Our Commercial segment experienced a $2.3 million decline in revenues during the three months ended March 31, 2008, a 2.0% decrease compared to the same period in 2007.  Our Commercial segment has been somewhat affected by reduced demand for light construction projects such as restaurants, movie theaters, grocery stores and local shopping centers, which is correlated to the slowdown in the housing sector.  We have also experienced increased competition for low-end retail work from residential contractors who have been impacted by the housing slowdown.  Partially offsetting the decline are several significant projects including university buildings, high-rise office towers, large regional retail shopping centers, and data centers.

Our Industrial segment posted an improvement in revenues of $7.1 million during the three months ended March 31, 2008, a 25.7% increase compared to the same period in 2007.  The Industrial market has longer cycles than the overall construction industry due to the nature of the projects, which are often large-scale, multi-year contracts, financed by large corporations or government agencies.

For the 2008 period, our Industrial division has seen growth in utility line service projects, as well as increased construction at electrical substations, ethanol plants, and pulp and paper mills.

Gross Profit

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Commercial	$15.9	14.3%	$16.4	14.4%
Industrial	4.8	13.7%	4.7	17.0%
Residential	10.1	20.0%	14.5	19.7%
Total Consolidated	$30.8	15.7%	$35.6	16.5%

The decline in our consolidated gross profit for the three months ended March 31, 2008 versus March 31, 2007 was primarily due to lower consolidated revenues, as discussed above.  Also contributing to the reduction in gross profit was decreased margins as a percentage of revenue at our Industrial and Commercial lines of business, offset by an improvement in gross margin percentage in our Residential line of business.

The most significant decline in gross profit occurred in our Residential segment, which experienced a $4.4 million decline compared to the prior period.  This decrease is due to the aforementioned $23.4 million decrease in revenues stemming from reduced construction of single-family homes.  However, the gross margin percentage in the Residential line of business improved approximately 30 basis points in the current year in spite of the decline in the number of housing starts.  We attribute the improvement in Residential’s gross margin percentage to a stabilization of the pricing environment relative to prior periods for inputs, improved project execution, and the ability to increase and decrease labor to meet project demands.  We have also added several new multi-family housing projects with higher profit margins than some single-family housing projects.

Industrial gross profit improved slightly by $0.1 million in the three month period ended March 31, 2008 compared to the prior year.  Revenues increased $7.1 million; however, the gross profit percentage fell 330 basis points.  The decrease in our gross margin percentage is due to certain operating cost increases, notably transportation expenses.  We have also seen a mix change in some of our larger, more profitable projects that have been completed and not yet replaced.

Our Commercial segment’s gross margin percentage declined approximately 10 basis points to 14.3% of revenues during the three months ended March 31, 2008 from 14.4% from the same period in 2007.  This decline was principally driven by two of our seventeen divisions, in which we had underperforming legacy projects at one division and the completion of low margin contracts at the other.

 Selling, General and Administrative Expenses

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Commercial	$9.6	8.7%	$13.2	11.7%
Industrial	1.9	5.5%	2.1	7.5%
Residential	8.2	16.3%	7.7	10.4%
Corporate	8.0	—	12.3	—
Total Consolidated	$27.7	14.1%	$35.3	16.4%

Selling, general, and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate management, occupancy and utilities, training, professional service and consulting fees, travel, certain types of depreciation and amortization, and repairs and maintenance expenses.

During the three months ended March 31, 2008, our selling, general and administrative expenses fell to $27.7 million, a decrease of $7.6 million from the same period in the prior year.  This decrease was in part due to our strategic efforts to restructure our field offices and to eliminate redundant positions and facilities.  The greatest impact of these cost cutting measures was in our Commercial line of business, where approximately 100 positions have been eliminated.  Lower revenues also reduced selling costs, including target incentives for field office management.  Notable declines in our selling, general and administrative costs between the three months ended March 31, 2008 and 2007 include a $1.7 million decrease in target incentives for our operating company leadership, $2.1 million in lower operating company general and administrative charges which are as a result of our restructuring efforts, and a $3.8 million decrease in corporate expenses, which includes reductions in corporate office salaries and bonuses, insurance costs, travel, and professional fees such as legal, consulting, accounting and auditing fees.

Restructuring Charges

As discussed previously in this report, we are in process of restructuring our operations from a decentralized structure into three major lines of business: Commercial, Industrial and Residential.  Each of these lines of business is now supported by its own dedicated administrative shared services center which has consolidated many of the back office functions into a centralized location.  This integration has enabled us to eliminate a number of redundant functions.

In conjunction with our restructuring program we recognized the following costs during the three months ended March 31, 2008 (in thousands):

Severance compensation	$1,139
Consulting and other charges	828
Non-cash asset write offs	131
Total restructuring charges	$2,098

We did not have any restructuring charges during the three months ended March 31, 2007.

Interest and Other Expense, Net

Interest and other expense, net decreased approximately $0.9 million, or 61.7%, from $1.5 million for the three months ended March 31, 2007, to $0.6 million for the three months ended March 31, 2008.  These charges are made up of the amounts shown in the following table.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Interest expense	$1,256	$2,220
Deferred financing charges	662	274
Total interest expense	1,918	2,494

Interest income	(441)	(973)
Other (income) expense	(896)	(2)
Total interest and other expense, net	$581	$1,519

During the three month period ended March 31, 2008, we incurred interest expense of $1.3 million on an average debt balance of $25.0 million for the Tontine Term Loan, on an average letter of credit balance of $38.0 million under the Revolving Credit Facility and on an average unused line of credit balance of $42.0 million.  This compares to interest expense of $2.2 million for the six months ended March 31, 2007, on an average debt balance of $57.4 million for the Eton Park Term Loan, an average letter of credit balance of $46.3 million under the Revolving Credit Facility and an average unused line of credit balance of $33.7 million.

Deferred financing fees increased $0.4 million in the current period as a result of increased amortization charges on the Tontine Term Loan, compared to the amortization of the previous Eton Park Term Loan.

Total interest expense was offset by $0.4 million in interest income on an average cash and cash equivalents balance of $57.5 million in the 2008 period and $1.0 million in interest income on an average cash and cash equivalents balance of $90.0 million in the 2007 period.

Other income of $0.9 million in the 2008 period included a gain of $0.2 million associated with cash distributions from our investment in Enertech, and a $1.1 million settlement with a group of former employees out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages associated with these employees’ departure from the Company.  We collected this settlement in full in March 2008.

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

The provision for income taxes from continuing operations increased from a benefit of $0.4 million for the three months ended March 31, 2007 to an expense of $0.3 million for the three months ended March 31, 2008. The increases in the provision for income taxes for the three months ended March 31, 2008 is attributable to our income from continuing operations for the three months ended March 31, 2008 and offset by a decrease in the provision for contingent tax liabilities.

For the three months ended March 31, 2008 and 2007, no income tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start reporting does not result in a reduction in the provision for income taxes.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, we have shut down six underperforming subsidiaries since March 2006.  This exit plan is substantially complete; however, there are still some revenues and expenses associated with the wind down of these subsidiaries.  Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were $38,000 and $2.8 million for the three months ended March 31, 2008 and 2007, and net income (loss) was $(0.1) million and $0.1 million, respectively.

 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2007

The following table presents selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.  Percentages are expressed as a percent of revenues.

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Revenues	$394.5	100.0%	$443.3	100.0%
Cost of services (including depreciation)	330.7	83.8%	369.6	83.4%
Gross profit	63.8	16.2%	73.7	16.6%
Selling, general & administrative expenses	58.2	14.8%	70.7	15.9%
(Gain) on sale of assets	(0.0)	(0.0)%	(0.0)	(0.0)%
Restructuring charges	3.4	0.9%	—	—
Income from operations	2.2	0.5%	3.1	0.7%
Interest and other expense, net	3.3	0.8%	3.2	0.7%
Income (loss) before income taxes	(1.1)	(0.3)%	(0.1)	(0.0)%
Provision (benefit) for income taxes	(0.2)	(0.0)%	0.4	0.1%
Loss from continuing operations	(0.9)	(0.2)%	(0.5)	(0.1)%
Income (loss) from discontinued operations	0.1	0.0%	(1.0)	(0.2)%
Net loss	$(0.8)	(0.2)%	$(1.5)	(0.3)%

Revenues

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Commercial	$221.2	56.1%	$226.3	51.1%
Industrial	67.7	17.1%	57.8	13.0%
Residential	105.6	26.8%	159.2	35.9%
Total Consolidated	$394.5	100.0%	$443.3	100.0%

Consolidated revenues for the six months ended March 31, 2008 were $48.8 million less than in the six months ended March 31, 2007, a decline of 11.0%.  This reduction is primarily attributed to the nationwide decline in demand for single-family homes which has affected our Residential line of business, particularly in markets such as Southern California, Arizona and Georgia. Industry studies indicate that housing starts declined by as much as 25% during 2007 from the previous year, and 40% for the calendar quarter ended March 31, 2008 versus March 31, 2007. Consistent with the slowdown in housing construction, our Residential line of business experienced a $53.6 million decrease in revenues, down 33.7%.  We attribute approximately three quarters of this decrease directly to reduced building activity, while the remaining portion of the decrease is mainly due to pricing pressure from our customers and increased competition.

Our Commercial segment experienced a $5.1 million decline in revenues during the six months ended March 31, 2008, a 2.3% decrease.  Our Commercial segment has been affected by reduced demand for light construction projects such as restaurants, movie theaters and local shopping centers, which is correlated to the slowdown in the housing sector.  We have also experienced increased competition for low-end retail work from residential contractors who have been affected by the housing slowdown.  Partially offsetting the overall decline are significant projects that we have begun for institutional developers, including a university, high-rise office towers, and data centers.

Offsetting the overall decrease in revenues, our Industrial segment posted an improvement in revenues of $9.9 million, a 17.1% increase, during the six months ended March 31, 2008.  The Industrial market is generally not as cyclical as the rest of the construction industry due to the nature of the projects, which are often large-scale, multi-year contracts, financed by large corporations or government agencies. For the 2008 period, our Industrial division has seen growth in utility line service projects, as well as increased construction at electrical substations, ethanol plants, and pulp and paper mills.

Gross Profit

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Commercial	$32.2	14.6%	$34.7	15.3%
Industrial	10.6	15.6%	9.0	15.6%
Residential	21.0	19.9%	30.0	18.8%
Total Consolidated	$63.8	16.2%	$73.7	16.6%

The decline in our consolidated gross profit for the six months ended March 31, 2008 versus March 31, 2007 was primarily due to lower consolidated revenues, as discussed above.  Also contributing to the reduction in gross profit was decreased margin as a percentage of revenue in our Commercial line of business, offset by an improvement in gross margin in our Residential line of business.

The most significant decline in gross profit occurred in our Residential segment, which experienced a $9.0 million decline compared to the current period.  This decline is due to the aforementioned $53.6 million decrease in revenues related to reduced demand for single-family homes.  However, the gross margin percentage in the Residential line of business improved approximately 110 basis points in the current year in spite of the decline in the number of housing starts this year.  We attribute the improvement in Residential’s gross margin percentage to a stabilization of the pricing environment relative to prior periods for inputs, improved project execution, and the ability to increase and decrease labor to meet project demands.

Industrial gross profit improved $1.6 million in the six month period ended March 31, 2008 compared to the prior period.  The improved gross profit in our Industrial sector is tied to the $9.9 million increase in revenue, discussed above.  Although revenues have increased, our overall gross margin percentage has remained flat, primarily due to certain cost increases, notably transportation expenses, which have led to reduced profitability.  We have also seen a mix change in some of our larger, more profitable projects that have been completed and not yet replaced.

Our Commercial segment’s gross margin percentage declined approximately 70 basis points to 14.6% of revenues during the first half of 2008 from 15.3% from the same period in 2007.  This decline was principally driven by two of our seventeen divisions, in which we had underperforming legacy projects at one division and the completion of low margin contracts at the other.

Selling, General and Administrative Expenses

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	$	%	$	%
	(Dollars in millions)

Commercial	$20.6	9.3%	$24.5	10.8%
Industrial	4.5	6.7%	4.3	7.5%
Residential	16.7	15.8%	17.9	11.2%
Corporate	16.4	—	24.0	—
Total Consolidated	$58.2	14.8%	$70.7	15.9%

Selling, general, and administrative expenses include costs not directly associated with performing work for our customers. These costs primarily consist of compensation and benefits related to corporate management, occupancy and utilities, training, professional service and consulting fees, travel, certain types of depreciation and amortization, and repairs and maintenance expenses.

During the six months ended March 31, 2008, our selling, general and administrative expenses fell to $58.2 million, a decrease of $12.5 million from the same period in the prior year.  This decrease was in part due to our strategic efforts to restructure our field offices and to eliminate redundant positions and facilities.  The greatest impact of these cost cutting measures was in our Commercial line of business, where approximately 100 positions have been eliminated.  Despite the decrease in Residential general and administrative expenses, the 33.7% decline in that segment’s revenues caused its cost of services percentage to increase 4.6%, as the ratio of fixed versus variable costs increased.  Lower revenues also reduced selling costs, including target incentives.  Notable declines in our selling, general and administrative costs between the six months ended March 31, 2008 and 2007 include a $2.9 million decrease in target incentives for our operating company leadership, $3.1 million in lower operating company general and administrative charges which are as a result of our restructuring efforts, and a $6.5 million decrease in corporate expenses, which includes reductions in corporate office salaries and bonuses, insurance costs, travel, and professional fees such as legal, consulting, accounting and auditing fees.

Restructuring Charges

As discussed previously in this report, we are in process of restructuring our operations from our current decentralized structure into three major lines of business: Commercial, Industrial and Residential.  Each of these lines of business is now supported by its own dedicated administrative shared services center which has consolidated many of the back office functions into a centralized location.  This integration has enabled us to eliminate a number of redundant functions.

In conjunction with our restructuring program we recognized the following costs during the six months ended March 31, 2008 (in thousands)

Severance compensation	$1,768
Consulting and other charges	1,494
Non-cash asset write offs	131
Total restructuring charges	$3,393

We did not have any restructuring charges during the six months ended March 31, 2007.

Interest and Other Expense, Net

Interest and other expense, net increased approximately $0.1 million, or 3.2%, from $3.2 million for the six months ended March 31, 2007, to $3.3 million for the six months ended March 31, 2008.  These charges are made up of the amounts shown in the following table.

	Six Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Interest expense	$2,699	$4,532
Deferred financing charges	1,400	537
Debt prepayment penalty	2,052	—
Total interest expense	6,151	5,069

Interest income	(1,545)	(1,983)
Other (income) expense	(1,323)	95
Total interest and other expense, net	$3,283	$3,181

During the six month period ended March 31, 2008, we incurred interest expense of $2.7 million on an average debt balance of $35.3 million for the Eton Park Term Loan and the Tontine Term Loan, on an average letter of credit balance of $39.2 million under the Revolving Credit Facility and on an average unused line of credit balance of $40.8 million.  This compares to interest expense of $4.5 million for the six months ended March 31, 2007, on an average debt balance of $56.5 million for the Eton Park Term Loan, an average letter of credit balance of $45.9 million under the Revolving Credit Facility and an average unused line of credit balance of $34.1 million.

As mentioned earlier in this report, on December 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan.  We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we also wrote off previously unamortized debt issuance costs of $0.3 million.  Other 2008 deferred financing charges of $1.1 million were the amortization fees incurred on the new Tontine Term Loan and the Eton Park Term Loan before it was repaid. 2007 deferred financing charges of $0.5 million were exclusively for the Eton Park Term Loan.

Total interest expense was offset by $1.5 million in interest income on an average cash and cash equivalents balance of $51.9 million in the 2008 period and $2.0 million in interest income on an average cash and cash equivalents balance of $80.5 million in the 2007 period.

Other income of $1.3 million in the 2008 period included a gain of $0.6 million associated with cash distributions from our investment in Enertech, and a $1.1 million settlement with a group of former employees out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages associated with these employees’ departure from the Company.  We collected this settlement in full in March 2008.

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

The provision for income taxes from continuing operations decreased from an expense of $0.4 million for the six months ended March 31, 2007 to a benefit of $0.2 million for the six months ended March 31, 2008. The decreases in the provision for income taxes for the six months ended March 31, 2008 is attributable to a loss from continuing operations for the current period and a decrease in the provision for contingent tax liabilities.

For the six months ended March 31, 2008 and 2007, no income tax benefit was recorded for net operating losses in separate company state tax jurisdictions. In addition, under SOP 90-7, the reversal of valuation allowances provided against deferred tax assets in fresh-start reporting does not result in a reduction in the provision for income taxes.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, we have shut down six underperforming subsidiaries since March 2006.  This exit plan is substantially complete; however, there are still some revenues and expenses associated with the wind down of these subsidiaries.  Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were $0.9 million and $6.2 million for the six months ended March 31, 2008 and 2007, and net income (loss) was $0.2 million and $(1.0) million, respectively.

Working Capital

	March 31, 2008	September 30, 2007
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$31.9	69.7
Restricted cash	20.0	20.0
Accounts receivable
Trade, net of allowance of $3.2 and $2.6 respectively	144.5	131.8
Retainage	27.9	29.5
Costs and estimated earnings in excess of billings on uncompleted contracts	15.4	16.1
Inventories	18.4	15.3
Prepaid expenses and other current assets	6.4	4.6
Assets from discontinued operations	1.8	6.4
Total current assets	$266.3	$293.4

CURRENT LIABILITIES:
Current maturities of long-term debt	$0.2	$0.1
Accounts payable and accrued expenses	91.6	98.4
Billings in excess of costs and estimated earnings on uncompleted contracts	37.9	35.3
Liabilities from discontinued operations	0.8	1.9
Total current liabilities	$130.5	$135.7
Working capital	$135.8	$157.7

Working capital decreased $21.9 million, or 13.9% during the six months ended March 31, 2008, due in large part to our repayment of the Eton Park Term Loan and the concurrent entrance into the Tontine Term Loan.  On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement with Tontine Capital Partners, L.P., a related party.  The proceeds of the subordinated notes, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan, which had an outstanding balance of $45.6 million on December 12, 2007.  With accrued interest and a prepayment penalty of $2.1 million, the total payment amount was $48.7 million.

We experienced a decrease in current assets of $27.1 million, or 9.3%, to $266.3 million as of March 31, 2008 from $293.4 million as of September 30, 2007. During the six months ended March 31, 2008, we had a $37.8 million decrease in cash and cash equivalents, of which $23.7 million was related to the refinancing of our term loan agreements as noted above.  Our trade accounts receivables, net rose by $12.7 million.  Days sales outstanding increased to 69 days at March 31, 2008 from 60 days at September 30, 2007.  There was a $1.6 million decrease in retainage and a $0.7 million decrease in costs in excess of billings. We also had a $4.6 million decrease in assets from discontinued operations due to the collection of a nearly $3.0 million receivable from one of our divested subsidiaries. Inventories, prepaid expenses and other current assets increased by a total of $4.9 million due primarily to the renewal of an insurance policy.

Our total current liabilities decreased $5.2 million, or 3.8%, to $130.5 million as of March 31, 2008 from $135.7 million as of September 30, 2007. This is a result of $6.8 million decrease in accounts payable and accrued expenses due to reduced operating activity, payments in the first quarter for 2007 accrued bonuses and lower accrued bonuses for the current period on lower operating income.  We also reduced liabilities at our discontinued operations by $1.1 million.  Partially offsetting the decrease in current liabilities, we experienced a $2.6 million increase in billings in excess of costs.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $31.9 million, restricted cash of $20.0 million, working capital of $135.8 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, $37.7 million of letters of credit outstanding and available capacity under our Revolving Credit Facility of $34.3 million.

During the six months ended March 31, 2008, we used $8.0 million in cash in our operating activities principally due to the timing of our account payables and payment of year-end accrued bonuses in December 2007. We also had combined cash outflow of $29.8 million for our investing and financing activities during the six months ended March 31, 2008.  This included $6.1 million in capital expenditures primarily for computer equipment used in our new operating management and financial reporting systems, $20.5 million payments net of borrowings of long term debt, and $3.4 million for the acquisition of treasury stock in January 2008 and December 2007.

On May 9, 2008 we renegotiated the terms of our Revolving Credit Facility, extending the maturity date to May 12, 2010, reducing the facility size to $60.0 million, and eliminating the restricted cash requirement. The terms of the revised agreement are described in Note 3, “Debt”.

Bonding Capacity

 At March 31, 2008, we have adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond.  The limitations on the size of an individual bond from our Primary Surety Provider were removed as of October 2007, and our bonding capacity has been raised to $150.0 million.  As of March 31, 2008, the expected cumulative cost to complete for projects covered by three surety providers was $118.7 million. We also had $41.6 million in aggregate face value of bonds issued under our Individual Surety. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. In addition, to access the remaining available bonding capacity may require us to post additional collateral. For more information see Part I, Item 2. “Surety”.

Off-Balance Sheet Arrangements and Contractual Obligations

 As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.

We enter into non-cancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment, and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may determine to cancel or terminate a lease before the end of its term. Typically, we are liable to the lessor for various lease cancellation or termination costs and the difference between the then fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At March 31, 2008, $0.5 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2008, $14.7 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2008, we had $5.6 million in open purchase commitments for 1.7 million pounds of copper wire which we expect to take delivery on between April 2008 and June 2008.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2008, our expected costs to complete on projects covered by surety bonds was $118.7 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $34.1 million to collateralize our bonding programs.

In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2008, we had invested $4.85 million under our commitment to EnerTech. The carrying value of this EnerTech investment at March 31, 2008 and September 30, 2007 was $3.0 million and $2.9 million, respectively. This investment is accounted for on the cost basis of accounting and, accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As a result of our Chapter 11 bankruptcy, we implemented fresh-start reporting per SOP 90-7. At April 30, 2006, there was an adjustment of $0.6 million to write down the investment in EnerTech to reflect the fair value of the asset in accordance with fresh-start accounting. As of March 31, 2008, there were no unrealized losses related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized gains or losses are not temporary, we would write up or down our investment in EnerTech through a charge to other income/expense during the period of such determination.

As of March 31, 2008, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$25,000	$25,000
Operating lease obligations	$4,881	$7,388	$4,707	$2,491	$889	$289	$20,645
Capital lease obligations	$81	$131	$89	$8	$—	$—	$309
Purchase obligations (2)	$5,612	$—	$—	$—	$—	$—	$5,612

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

(2)	Purchase obligation for copper wire to be settled by June 2008.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Standby letters of credit	$—	$—	$—	$—	$—	$—	$—
Other commercial commitments (3)	$—	$—	$150	$—	$—	$—	$150

(3)	Balance of investment commitment in EnerTech.

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, capital expenditures for property and equipment, and our announced share buy back through the next twelve months. We expect capital expenditures to be approximately $10.0 million to $15.0 million for the fiscal year ending on September 30, 2008, as we invest in our infrastructure to improve management information and project management systems. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our Revolving Credit Facility.

Inflation

Throughout the six months ended March 31, 2008, we experienced steady increases in fuel prices, and we have recently observed an increase in copper prices that will have an effect on our wire input prices.  Due to the current market conditions, especially the slowdown in the housing sector, we have not been able to pass all of these price increases to our customers.  Over the long-term, however, we expect that we will be able to adjust our pricing to incorporate these conditions and other inflationary factors.

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

ITEM 4. CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of our management, our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the material weakness identified in our September 30, 2007 Annual Report on Form 10-K, our management, including our CEO and the CFO, concluded that our disclosure controls and procedures remained ineffective, as of March 31, 2008.

The conclusion that our disclosure controls and procedures were not effective as of March 31, 2008, was based on the identification of a material weakness in internal controls as of September 30, 2007, for which remediation is underway.

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

(b)  Remediation of Material Weakness

We have implemented a remediation plan at the subsidiary where the material weakness originated that included the following:

•                  Deployed Company financial and operational experts to review and validate the subsidiary’s year-end 2007 cost estimates on all contracts;

•                  Appointed a Chief Accounting Officer with experience in re-designing accounting and finance processes, realigning decentralized organizations and improving internal controls, in order to meet the requirements of our remediation plan;

•                  Replaced appropriate management, including the General Manager, Financial Manager, VP of Operations and several Project Managers at this subsidiary;

•                  Established project review procedures, including job site walk through process and cost estimate reviews by appropriate independent experts and management from other Company subsidiaries;

•                  Reinforced direct reporting relationship of Finance team to Corporate Finance personnel;

•                  Standardized a best in class cost-to-complete process across the Company, and with increased scrutiny at this subsidiary;

•                  Implemented a proprietary Project Management Operating System at this subsidiary;

•                  Enhanced accounting controls through the consolidation of back office processing;

•                  Heightened review, testing and monitoring of the internal controls with respect to the operation of our project costs estimation processes at this subsidiary.

(c)  Changes in Internal Control Over Financial Reporting

At March 31, 2008, we believe that the steps identified above should eventually remediate the identified material weakness. This remediation is ongoing, and this represents the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We cannot be certain that the material weakness will be remediated by the plan outlined above nor do we provide assurance that no additional material weaknesses will be identified.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information, please refer to Note 7 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.  We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs (1)	Maximum of shares that may yet be purchased under the plans or programs

January 1, 2008 to January 31, 2008	71,260	$18.25	156,161	843,839
February 1, 2008 to February 29, 2008	—	—	—	843,839
March 1, 2008 to March 31, 2008	—	—	—	843,839
Total for period	71,260	$18.25	156,161	843,839

(1)

On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan is authorized through December 2009. The table does not include 31,212 shares withheld to satisfy tax withholding requirements related to restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan. The average cost of these shares was $18.09.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in Houston, Texas on February 7, 2008. The following sets forth the matters submitted to a vote of the stockholders:

(A) The individuals listed in the table below were elected to the Board of Directors as stated in the Company’s Proxy Statement dated January 4, 2008, for terms expiring at the 2009 annual stockholders’ meeting and until their successors have been elected and qualified.  Each nominee was elected by a vote that totaled more than a majority of the common stock of the Company.

Nominee	Affirmative Votes	Votes Withheld
Charles H. Beynon	13,846,914	261,818
Michael J. Caliel	13,984,060	124,672
Michael J. Hall	13,846,914	261,818
Joseph P. Lash	13,570,858	537,874
Donald L. Luke	13,990,243	118,489
John E. Welsh	13,846,943	118,489

(B) The stockholders ratified the appointment of Ernst & Young LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 14,087,422 shares, with 15,722 shares against and 5,587 shares abstaining.

ITEM 6. EXHIBITS

*10.1       Employment Agreement between the Company and Alan O. Gahm dated January 21, 2008.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2008)

10.2         Amendment to Loan and Security Agreement, dated March 5, 2008, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2008)

10.3         Amendment to Loan and Security Agreement, dated May 7, 2008, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (1)

31.1         Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2         Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1         Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2         Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

*    This exhibit relates to a management contract or compensatory plan or arrangement

(1)    Filed herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: May 12, 2008	By:	/S/RAYMOND K. GUBA
Raymond K. Guba
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

*10.1       Employment Agreement between the Company and Alan O. Gahm dated January 21, 2008.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2008)

10.2         Amendment to Loan and Security Agreement, dated March 5, 2008, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2008)

10.3         Amendment to Loan and Security Agreement, dated May 7, 2008, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (1)

31.1         Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2         Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1         Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2         Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

*  These exhibits relate to management contracts or compensatory plans or arrangements

(1)  Filed herewith