Form 10-Q
period 2008-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2008-08-11
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-1183

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding as of August 4, 2008 of the issuer’s common stock was 14,839,716.

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

•                      potential errors when estimating revenue and progress to date on percentage-of-completion contracts;

•                      difficulty in managing the operation of existing entities;

•                      fluctuations in the cost of commodities used in our business, in particular copper, aluminum, steel, and certain plastics;

•                      rising fuel costs for our operating vehicle fleet;

•                      competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;

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

•                      challenges integrating new types of work or new processes into business units;

•                      uncertainties inherent to estimating future operating results, including revenues, operating income, or cash flow;

•                      difficulty incorporating new accounting, control and operating procedures;

•                      difficulty addressing the material weakness identified by us and our independent auditors;

•                      disagreements with taxing authorities with regard to tax positions we have adopted;

•                          unexpected liabilities, losses from warranties, or liabilities of business units of which we have sold substantially all of the assets;

•                          the residual effect with customers and vendors from our reorganization, resulting in higher costs, lower administrative performance, less work or less favorable delivery or credit terms;

•                      reduced productivity, either at the corporate office or operating level;

•                      difficulty in transferring all of our electrical and construction licenses after our recent consolidation of business units;

•                      growth in latent defect litigation in the residential market in California and the expansion of such litigation into other states where we provide residential electrical work for home builders not otherwise covered by insurance; and

•                      the possibility that our restructuring program will not be successfully executed.

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2007, could cause future outcomes to differ materially from those expressed in this and our aforementioned 10-K. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, or cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. You may also contact our Investor Relations department, and they will provide you with copies of our public reports.

ITEM 1.  FINANCIAL STATEMENTS

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,818	$69,676
Restricted cash	—	20,000
Accounts receivable:
Trade, net of allowance of $4,063 and $2,608, respectively	147,717	131,767
Retainage	30,133	29,536
Costs and estimated earnings in excess of billings on uncompleted contracts	10,747	16,121
Inventories	16,838	15,268
Prepaid expenses and other current assets	5,761	4,618
Assets from discontinued operations	1,589	6,431
Total current assets	269,603	293,417

PROPERTY AND EQUIPMENT, net	23,700	22,095
GOODWILL	5,713	14,574
OTHER NON-CURRENT ASSETS, net	22,232	23,336
Total assets	$321,248	$353,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$150	$78
Accounts payable and accrued expenses	93,358	98,452
Billings in excess of costs and estimated earnings on uncompleted contracts	40,334	35,277
Liabilities from discontinued operations	589	1,920
Total current liabilities	134,431	135,727
LONG-TERM DEBT, net of current maturities	25,127	45,698
OTHER NON-CURRENT LIABILITIES	10,155	18,072
Total liabilities	169,713	199,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,418,357 shares issued and 15,002,724 and 15,339,086 outstanding, respectively	154	154
Treasury stock, at cost, 405,078 and 79,271 shares, respectively	(7,206)	(1,716)
Additional paid-in capital	169,470	168,070
Retained deficit	(10,883)	(12,583)
Total stockholders’ equity	151,535	153,925
Total liabilities and stockholders’ equity	$321,248	$353,422

The accompanying Notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$214,485	$222,631
Cost of services	180,587	184,322
Gross profit	33,898	38,309
Selling, general and administrative expenses	28,052	34,113
(Gain) on sale of assets	(115)	(91)
Restructuring charges	1,038	—
Income from operations	4,923	4,287
Other (income) expense:
Interest expense	1,356	2,846
Interest income	(284)	(1,076)
Other (income) expense, net	67	(209)
Interest and other expense, net	1,139	1,561
Income from continuing operations before income taxes	3,784	2,726
Provision for income taxes	1,758	1,693
Net income from continuing operations	2,026	1,033
Discontinued operations (Note 2):
Income (loss) from discontinued operations, including gain (loss) on disposal of assets of $0 and $(12), respectively	49	(29)
Provision (benefit) for income taxes	37	(203)
Net income from discontinued operations	12	174
Net income	$2,038	$1,207

Basic earnings per share:
Continuing operations	$0.14	$0.07
Discontinued operations	$0.00	$0.01
Total	$0.14	$0.08

Diluted earnings per share:
Continuing operations	$0.14	$0.07
Discontinued operations	$0.00	$0.01
Total	$0.14	$0.08

Shares used in the computation of earnings per share (Note 4):
Basic	14,969,008	15,086,156
Diluted	15,003,131	15,163,387

The accompanying Notes to condensed consolidated financial statements are an integral part of these financial statements.

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$608,957	$665,977
Cost of services	511,297	553,969
Gross profit	97,660	112,008
Selling, general and administrative expenses	86,283	104,774
(Gain) on sale of assets	(139)	(117)
Restructuring charges	4,431	—
Income from operations	7,085	7,351
Other (income) expense:
Interest expense	7,507	7,884
Interest income	(1,829)	(3,028)
Other (income) expense, net	(1,256)	(113)
Interest and other expense, net	4,422	4,743
Income from continuing operations before income taxes	2,663	2,608
Provision for income taxes	1,572	2,077
Net income from continuing operations	1,091	531
Discontinued operations (Note 2):
Income (loss) from discontinued operations, including gain on disposal of assets of $7 and $1, respectively	387	(2,204)
Provision (benefit) for income taxes	198	(1,340)
Net income (loss) from discontinued operations	189	(864)
Net income (loss)	$1,280	$(333)

Basic earnings (loss) per share:
Continuing operations	$0.07	$0.04
Discontinued operations	$0.01	$(0.06)
Total	$0.09	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.04
Discontinued operations	$0.01	$(0.06)
Total	$0.08	$(0.02)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	15,026,675	15,047,956
Diluted	15,109,335	15,063,922

The accompanying Notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,280	$(333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	(189)	864
Bad debt expense	2,179	735
Deferred financing cost amortization	1,714	937
Depreciation and amortization	6,434	7,507
(Gain) on sale of property and equipment	(139)	(117)
Non-cash paid-in-kind interest added to term loan	—	5,012
Non-cash compensation expense	2,702	3,364
Non-cash restructuring write-offs	131	—
Equity in gains of investment	(424)	(58)
Goodwill adjustment-utilization of deferred tax assets under SOP 90-7	1,057	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	(18,831)	17,398
Inventories	(1,570)	3,580
Costs and estimated earnings in excess of billings on uncompleted contracts	5,374	1,251
Prepaid expenses and other current assets	1,487	5,840
Other non-current assets	(1,262)	4,433
Accounts payable and accrued expenses	(6,091)	(8,308)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,053	7,075
Other non-current liabilities	258	288
Net cash provided by (used in) continuing operations	(837)	49,468
Net cash provided by discontinued operations	3,892	7,172
Net cash provided by operating activities	3,055	56,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,613)	(1,626)
Proceeds from sales of property and equipment	335	516
Distribution from unconsolidated affiliate	488	240
Change in restricted cash	20,000	—
Net cash provided by (used in) continuing operations	11,210	(870)
Net cash provided by (used in) discontinued operations	7	(25)
Net cash provided by (used in) investing activities	11,217	(895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	25,193	72
Repayments of debt	(45,692)	(15,040)
Payments for debt issuance costs	(575)	—
Acquisition of treasury stock	(6,056)	—
Net cash used in financing activities	(27,130)	(14,968)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,858)	40,777
CASH AND CASH EQUIVALENTS, beginning of period	69,676	28,166
CASH AND CASH EQUIVALENTS, end of period	$56,818	$68,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,690	$2,081
Cash paid for income taxes	$663	$1,282

Non-cash activities:  During the nine months ended June 30, 2008, we financed $2.0 million of prepaid insurance through an account payable to the insurance provider, paid a $2.1 million account payable for property and equipment that was purchased and accrued during the year ended September 30, 2007, recorded a $0.1 million accrued liability for the purchase of property and equipment that was unpaid as of June 30, 2008, and acquired $0.7 million of treasury stock through a payable to our broker.

The accompanying Notes to condensed consolidated finance statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

1.  BUSINESS

Integrated Electrical Services, Inc. (the “Company” or “IES”), a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical contracting services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented.  All adjustments are considered to be normal and recurring. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.  During interim periods, we follow the same accounting policies disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, with the exception of the adoption of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB 109” as described in the paragraph that follows. Please refer to the Notes of our 2007 Form 10-K when reviewing interim financial results.

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

We are currently not under federal audit by the Internal Revenue Service.  The tax years ended September 30, 2004 and forward are subject to audit as are tax years prior to September 30, 2004, to the extent of unutilized net operating losses generated in those years.  Currently, one of our business units is under a state audit for the tax years ended September 30, 2002 and 2003.

We anticipate that approximately $0.3 million of liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months.  This reversal is predominately due to the expiration of the statues of limitation for unrecognized tax benefits and the settlement of a state audit.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to current year presentation, including the income statement line items interest expense and interest income, which were previously shown as a single net amount.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition for construction in progress.  Other estimates consist of allowances for doubtful accounts receivable, inventory obsolescence reserves, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments from fresh-start accounting, realizability of deferred tax assets, self-insured claims liabilities, and estimated forfeiture rates and projected earnings used to measure stock-based compensation awards.

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

SFAS 157 was originally to be effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008.  We currently do not have any assets that are measured at fair value. We are currently evaluating the potential impact, if any, FSP 157-2 will have on our financial results for our fiscal year beginning on October 1, 2009.  We believe we will likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, SFAS 159 will have on our financial results for our fiscal year beginning on October 1, 2008; however, as we do not intend to elect fair value for any of our assets and liabilities, there should be no impact.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which changes the accounting for acquisitions. SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

STOCK-BASED COMPENSATION

Stock-based compensation consists of expenses related to employee stock option awards, restricted stock grants and performance-based restricted stock grants (see Note 6).  We recognize stock-based compensation expense in a pro-rata manner based on the value of stock-based payment awards that are expected to vest, reduced for estimated forfeitures. SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  We used the modified prospective application method at the time SFAS 123(R) was adopted.

SFAS 123(R) does not require a specific valuation model to measure the value of stock options, and either a binomial or the Black-Scholes model may be used. We used a binomial option pricing model to measure the fair value of stock options awarded in our 2007 and 2008 fiscal years. We believe the binomial pricing model is a more precise measure of the value of our stock options; however, the difference in the values between the two methods was not material for the options that we granted.

The assumptions used in the binomial pricing model calculation for the nine months ended June 30, 2008 and 2007 are as follows:

	Nine Months Ended June 30, 2008
	2008	2007

Weighted average value per option granted during the period (1)	$8.49	$13.34
Assumptions:
Stock price volatility	51.6%	43.6%
Risk free rate of return	3.3%	4.8%
Future forfeiture rate (2)	0.0%	0.0%
Expected term	6.0 years	6.0 years

(1) We do not pay dividends on our common stock.

(2) The forfeiture rate is assumed to be zero based on the limited number of employees who have been awarded stock options.

2. STRATEGIC ACTIONS

Restructuring Program

We have restructured our operations from our previous geographic structure into three major lines of business: Industrial, Commercial and Residential.  This operational restructuring is part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position the Company to implement a market-based growth strategy in the future.  The restructuring program has consolidated administrative support functions, eliminating redundant functions that were previously performed at our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and consulting charges, of approximately $5 million to $10 million over the course of the restructuring process, which will be substantially complete by September 30, 2008.

The first component of our restructuring program was initiated in our Industrial segment in June 2007.  Under this portion of the planned restructuring, 5 of our business units were integrated under the IES Industrial segment, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits program for 25 employees who were separated from the Company on or before June 30, 2008 through the elimination of redundant positions.  During the nine months ended June 30, 2008, we have recognized approximately $0.3 million in severance charges for the value of cash compensation and payroll taxes that will be paid out through November 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $0.5 million in severance charges for our Industrial segment.  These charges have been included in the caption “Restructuring Charges” in the consolidated statement of operations, and we have a remaining liability of $0.1 million included as an accrued expense.

The second component of our restructuring program was initiated in our Commercial segment in September 2007.  Under this portion of the restructuring, 17 of our business units were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona.  In connection with this realignment, we approved a transition and severance benefits plan for approximately 100 employees who have been or will be separated through the elimination of redundant positions. The affected employees will continue to work for the Company for up to six months. During the nine months ended June 30, 2008, we recognized approximately $1.9 million in severance charges for cash compensation and payroll taxes that will be paid out through December 2008 in the form of salary continuation.  Since the inception of this program, we have recorded $2.0 million in severance charges for our Commercial segment. These charges have been identified within the “Restructuring Charges” caption in the consolidated statement of operations, and we have a remaining liability of $0.7 million included in accrued expenses.  We expect to recognize an additional $0.1 million in severance liabilities for the value of cash compensation for Commercial employees who have already been included in the transition and severance program, which we expect to incur in the forth quarter of our 2008 fiscal year.

The third component of our restructuring program was initiated in our Residential segment in September 2007.  Under this portion of the restructuring, 5 of our business units were integrated under the IES Residential segment during our 2008 fiscal year, and the support and administrative functions of those businesses has been combined at an operating location near Houston, Texas.  In connection with this realignment, we approved a transition and severance benefits plan for 17 employees who have been separated through the elimination of redundant positions.  During the nine months ended June 30, 2008, we recognized approximately $0.2 million in severance liabilities for cash compensation and payroll taxes. These charges have been identified within the “Restructuring Charges caption in the consolidated statement of operations.

In addition to the severance costs described above, we incurred charges of approximately $0.4 million and $2.0 million, respectively, for consulting services associated with our restructuring program during the three months and nine months ended June 30, 2008.  During the nine months ended June 30, 2008, we also wrote off $0.1 million of leasehold improvements at a location we closed.  Since we began the program in June 2007, we have recorded a total of $5.3 million of restructuring charges.

The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance Charges	Consulting / Other Charges	Total
Restructuring liability at September 30, 2007	$208	$180	$388
Restructuring charges incurred during the nine months ended June 30, 2008	2,434	1,997	4,431
Less - cash payments during the nine months ended June 30, 2008	(1,759)	(1,993)	(3,752)
Less - non-cash expenses / write-offs	—	(131)	(131)
Restructuring liability at June 30, 2008	$883	$53	$936

Exit or Disposal Activities

In March 2006, based on the recommendation of our Board of Directors, we committed to an exit plan with respect to certain underperforming business units in our Commercial and Industrial segments. The exit plan committed to a shut-down or consolidation of the operations of these business units, or the sale or other disposition of the business units, whichever came sooner.  In our assessment of the estimated net realizable value of the accounts receivable at these business units, we increased our general allowance for doubtful accounts having considered various factors, including the risk of collection and the age of the receivables.

In June 2007, we shut down our Mid-States Electric business unit, located in Jackson, Tennessee.  Mid-States’ operating equipment was either transferred to other IES business units or sold to third parties. All project work was completed prior to the business unit being closed, and legacy projects were completed by other IES business units. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations.  Mid-States was part of our Commercial segment prior to being classified as discontinued.

Remaining net working capital related to these business units was $0.8 million and $4.3 million at June 30, 2008 and September 30, 2007, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these business units’ working capital, we could experience additional losses of working capital. As of June 30, 2008, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect these receivables.

The exit plan is substantially complete for the business units that we selected to exit in March 2006, with the operations of these business units having substantially ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007.

We have included the results of operations related to these business units in discontinued operations for the three months and nine months ended June 30, 2008, and all prior periods presented have been reclassified accordingly.

Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended June 30,
	2008	2007

Revenues	$92	$1,660
Gross profit	$68	$13
Pre-tax income (loss)	$48	$(29)

	Nine Months Ended June 30,
	2008	2007

Revenues	$1,025	$7,885
Gross profit (loss)	$464	$(1,635)
Pre-tax income (loss)	$386	$(2,204)

	June 30, 2008	September 30, 2007
Accounts receivable, net	$1,374	$6,184
Costs and estimated earnings in excess of billings on uncompleted contracts	5	8
Property and equipment, net	210	239
Total assets	$1,589	$6,431

Accounts payable	$167	$600
Accrued liabilities	336	522
Billings in excess of costs and estimated earnings on uncompleted contracts	86	798
Total liabilities	589	1,920
Net assets	$1,000	$4,511

3. DEBT AND LIQUIDITY

Debt consists of the following (in thousands):

	June 30, 2008	September 30, 2007
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,000	$—
Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 10.75%	—	45,598
Capital lease and other	277	178
Total debt	25,277	45,776
Less — Short-term debt and current maturities of long-term debt	(150)	(78)
Total long-term debt	$25,127	$45,698

Future payments on debt at June 30, 2008 are as follows (in thousands):

2008	40
2009	140
2010	90
2011	7
2012	—
Thereafter	25,000
Total	$25,277

For the three months ended June 30, 2008 and 2007, we incurred interest expense of $1.3 million and $2.8 million, respectively.  These interest expenses include amortization of deferred financing charges of $0.3 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively.  For the nine months ended June 30, 2008 and 2007, we incurred interest expense of $7.6 million and $7.9 million, respectively.   These interest expenses include deferred financing charges of $1.7 million and $0.9 million, for the nine months ended June 30, 2008 and 2007, respectively, and prepayment penalties of $2.1 million and $0.7 million incurred during December 2007 and May 2007, respectively.

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party.  The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan (discussed below).

The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) as the Tontine Term Loan.  We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty.  The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (as defined below). The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

The Revolving Credit Facility

On May 12, 2006, we entered into an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders.  On May 9, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions.

The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At June 30, 2008, we had $37.6 million in letters of credit issued against the Revolving Credit Facility and $14.4 million available under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to sureties. The Revolving Credit Facility contains customary affirmative, negative and financial covenants that were modified in conjunction with its renewal and amendment on May 9, 2008. The financial covenants are described below in the section titled “Financial Covenants”. The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.  The maturity date of the Revolving Credit Facility is May 12, 2010.

Under the renegotiated terms of our Revolving Credit Facility interest is calculated at LIBOR plus 3.0%, or the lender’s prime rate (the “Base Rate”) plus 1.0% through September 30, 2008.  Thereafter, interest is based on our total liquidity, which is calculated as cash on hand plus availability under the revolving credit facility, as shown in the following table.

Total Liquidity	Interest Rate
Greater than $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%
From $40 million to $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%
Less than $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%

The letter of credit fee under the revised agreement is 3.25% through September 30, 2008, after which the letter of credit fee will be based on the same factor as loans outstanding.

In addition, we will be charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (2) certain other fees and charges as specified in the revolving credit agreement.  Finally, the Revolving Credit Facility is subject to a prepayment fee of 0.5% until May 2009 and 0.25% until May 2010.  We incurred a $275,000 charge from Bank of America as a result of the amendment, of which $200,000 is classified as a prepaid expense and is being amortized over 12 months and $75,000 is classified as a deferred financing fee and is being amortized over 24 months.

Through May 9, 2008, loans under the Revolving Credit Facility bore interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the credit agreement. In addition, we were charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit, and (3) certain other fees and charges as specified in the revolving credit agreement.

Financial Covenants

The financial covenants for the Revolving Credit Facility as in effect on June 30, 2008, are described in the table that follows. As of June 30, 2008, we are in compliance with each of the following amended financial covenants under the Revolving Credit Facility:

Covenant	Requirement	Actual
Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Cumulative loss of $1.0 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	N/A (1)
Leverage Ratio	Maximum of 3.50:1.00	N/A (1)

(1)              This covenant requirement will not be in effect at any time our total liquidity, as defined in the Loan and Security Agreement, exceeds $50 million.

As of September 30, 2007, we were also in compliance with all of our financial covenants under the Revolving Credit Facility.

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

The Eton Park Term Loan bore interest at 10.75% per annum, subject to adjustment as set forth in the loan agreement governing the Eton Park Term Loan, and was to mature on May 12, 2013. Interest was payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date, we had the option to direct that interest be paid by capitalizing the interest as additional loans under the Eton Park Term Loan. We capitalized interest as additional loans of $1.7 million and $5.0 million, respectively, during the three months and nine months ended June 30, 2007. We did not capitalize any interest expense during the period from October 1, 2007 to December 12, 2007, the date the Eton Park Term Loan was repaid. Through the life of the Eton Park Term Loan, we capitalized interest as additional loans of $7.6 million. The Eton Park Term Loan was guaranteed by our subsidiaries and was secured by substantially the same collateral as the Revolving Credit Facility, and was second in priority to the liens securing the Revolving Credit Facility.  The interest rate on the Eton Park Term Loan was adjusted at the end of each quarter based on our performance for the period from January 1, 2006 through the end of the quarter.  Based on this criterion, the adjusted interest rate on the Eton Park Term Loan was as follows:

Quarter ended / Period ended:	Interest Rate
December 31, 2006	12.60%

March 31, 2007	12.00%

June 30, 2007	11.55%

September 30, 2007	10.75%

December 12, 2007	10.75%

Our weighted average interest rate under the Eton Park Term Loan was 10.75% for the period from October 1, 2007 to December 12, 2007.

4. EARNINGS PER SHARE

Our restricted shares granted under the 2006 Equity Incentive Plan participate in any dividends declared on our common stock.  Accordingly, the restricted shares are considered participating securities under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-class method under FASB Statement No. 128.”  The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and “if converted” methods for potential common stock.  Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic earnings per share. Our participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method.

The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and nine months ended June 30, 2008 and 2007 (in thousands, except per share and per share data):

	Three Months Ended June 30,
	2008	2007
Numerator:
Net income from continuing operations attributable to common shareholders	$2,000	$1,015
Net income from continuing operations attributable to restricted shareholders	26	18
Net income from continuing operations	$2,026	$1,033

Net income from discontinued operations attributable to common shareholders	$12	$171
Net income from discontinued operations attributable to restricted shareholders	0	3
Net income from discontinued operations	$12	$174

Net income attributable to common shareholders	$2,012	$1,187
Net income attributable to restricted shareholders	26	20
Net income	$2,038	$1,207

Denominator:
Weighted average common shares outstanding — basic	14,969,008	15,086,156
Effect of dilutive stock options and non-vested restricted stock	34,123	77,231
Weighted average common and common equivalent shares outstanding — diluted	15,003,131	15,163,387

Basic income per share:
Basic income per share from continuing operations	$0.14	$0.07
Basic income per share from discontinued operations	$0.00	$0.01
Basic income per share	$0.14	$0.08

Diluted income per share:
Diluted income per share from continuing operations	$0.14	$0.07
Diluted income per share from discontinued operations	$0.00	$0.01
Diluted income per share	$0.14	$0.08

	Nine Months Ended June 30,
	2008	2007
Numerator:
Net income from continuing operations attributable to common shareholders	$1,075	$521
Net income from continuing operations attributable to restricted shareholders	16	10
Net income from continuing operations	$1,091	$531

Net income (loss) from discontinued operations attributable to common shareholders	$186	$(864)
Net income from discontinued operations attributable to restricted shareholders	3	—
Net income (loss) from discontinued operations	$189	$(864)

Net income (loss) attributable to common shareholders	$1,261	$(333)
Net income attributable to restricted shareholders	19	—
Net income (loss)	$1,280	$(333)

Denominator:
Weighted average common shares outstanding — basic	15,026,675	15,047,956
Effect of dilutive stock options and non-vested restricted stock	82,660	15,966
Weighted average common and common equivalent shares outstanding — diluted	15,109,335	15,063,922

Basic income (loss) per share:
Basic income per share from continuing operations	$0.07	$0.04
Basic income (loss) per share from discontinued operations	$0.01	$(0.06)
Basic income (loss) per share	$0.09	$(0.02)

Diluted income (loss) per share:
Diluted income (loss) per share from continuing operations	$0.07	$0.04
Diluted income (loss) per share from discontinued operations	$0.01	$(0.06)
Diluted loss per share	$0.08	$(0.02)

5. OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

We manage and measure performance of our business in three distinct operating segments: Commercial, Industrial, and Residential.  We also have a Corporate segment that provides general and administrative services to our operating segments. The Commercial segment provides electrical and communications design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises and switch network customers. The Industrial segment provides electrical design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities.  In addition to these services, our Industrial segment also designs and assembles modular power distribution centers.  The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. The Corporate segment includes expenses associated with our home office, which provides support services to the other segments.

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

Segment information for continuing operations for the three months and nine months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$125,547	$33,676	$55,262	$—	$214,485
Cost of services	108,166	27,673	44,748	—	180,587
Gross profit	17,381	6,003	10,514	—	33,898
Selling, general and administrative	9,934	1,932	8,419	7,767	28,052
Loss (gain) on sale of assets	(58)	(12)	(5)	(40)	(115)
Restructuring charge	898	108	32	—	1,038
Income (loss) from operations	$6,607	$3,975	$2,068	$(7,727)	$4,923
Other data:
Depreciation and amortization expense	$550	$243	$468	$587	$1,848
Capital expenditures	$41	$34	$58	$2,847	$2,980
Total assets	$132,488	$31,762	$48,179	$107,230	$319,659

	Three Months Ended June 30, 2007 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$113,201	$29,776	$79,654	$—	$222,631
Cost of services	95,417	23,998	64,906	—	184,322
Gross profit	17,784	5,778	14,748	—	38,309
Selling, general and administrative	11,474	2,594	9,264	10,781	34,113
Loss (gain) on sale of assets	(88)	(19)	12	4	(91)
Income (loss) from operations	$6,398	$3,203	$5,472	$(10,785)	$4,287
Other data:
Depreciation and amortization expense	$1,313	$5	$326	$933	$2,577
Capital expenditures	$387	$66	$103	$137	$693
Total assets	$111,034	$31,494	$82,857	$125,525	$350,910

	Nine Months Ended June 30, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$346,719	$101,362	$160,876	$—	$608,957
Cost of services	297,131	84,772	129,394	—	511,297
Gross profit	49,588	16,590	31,482	—	97,660
Selling, general and administrative	30,533	6,465	25,131	24,154	86,283
Loss (gain) on sale of assets	(177)	(13)	56	(5)	(139)
Restructuring charge	3,923	335	173	—	4,431
Income (loss) from operations	$15,309	$9,803	$6,122	$(24,149)	$7,085
Other data:
Depreciation and amortization expense	$1,914	$858	$1,801	$1,861	$6,434
Capital expenditures	$211	$568	$344	$6,352	$7,475

	Nine Months Ended June 30, 2007 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$339,504	$87,614	$238,859	$—	$665,977
Cost of services	286,976	72,860	194,133	—	553,969
Gross profit	52,528	14,754	44,726	—	112,008
Selling, general and administrative	35,935	6,944	27,112	34,783	104,774
Loss (gain) on sale of assets	(171)	(46)	39	61	(117)
Income (loss) from operations	$16,764	$7,856	$17,575	$(34,844)	$7,351
Other data:
Depreciation and amortization expense	$3,825	$12	$950	$2,720	$7,507
Capital expenditures	$703	$333	$349	$240	$1,625

We have no operations or long-lived assets in countries outside of the United States.

Total assets as of June 30, 2008 and 2007 exclude assets from discontinued operations of $1.5 million and $10.6 million, respectively.

6.  STOCKHOLDERS’ EQUITY

On May 12, 2008, 10,555 shares of outstanding common stock that were reserved for issuance upon exchange of previously issued shares pursuant to our plan of reorganization were cancelled.

The 2006 Equity Incentive Plan (the “2006 Plan”) became effective on May 12, 2006. The 2006 Plan, as amended, provides for grants of both stock options and common stock, including restricted stock and performance-based restricted stock. We have approximately 1.5 million shares of common stock authorized for issuance under the 2006 Plan.

Treasury Stock

On December 12, 2007, we entered into an amendment to our Loan and Security Agreement.  The amendment permitted us to pay off the Eton Park Term Loan and enter into a new subordinated note agreement for a reduced principal amount.  Further, the amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months. On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock.  This share repurchase plan is authorized through December 2009, and as of June 30, 2008, we have repurchased 346,594 shares at an average cost of $17.81.  During the nine months ended June 30, 2008, we repurchased 33,008 shares from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan, we issued 101,650 shares of treasury stock under our share-based compensation programs, and 47,855 unvested shares have been forfeited by former employees and returned to treasury stock.

Restricted Stock

We granted 101,650 shares of restricted stock to our employees during the first nine months of our 2008 fiscal year.  These restricted shares were granted at prices ranging from $13.38 to $19.98 with a weighted average price of $19.17.  7,500 of these shares vest one-third per year beginning on the first anniversary of the grant, and the remaining 94,150 cliff vest on the third anniversary of the grant.

We granted 27,600 shares of restricted stock to our employees during the first nine months of our 2007 fiscal year. These restricted shares were granted at prices ranging from $23.61 to $26.48 with weighted average price of $25.12 under various vesting terms.

During the three months ended June 30, 2008 and 2007, we recognized $0.6 million and $0.6 million, respectively, in compensation expense related to these awards.  During the nine months ended June 30, 2008 and 2007, we recognized $2.0 million and $3.1 million, respectively, in compensation expense related to these awards.  As of June 30, 2008, the unamortized compensation cost related to outstanding unvested restricted stock was $2.5 million.  We expect to recognize $0.6 million related to these awards during the remaining three months of our 2008 fiscal year, and $1.9 million thereafter.

All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Performance-Based Restricted Stock

During the nine months ended June 30, 2008, we granted 15 members of our senior management team performance-based phantom stock units (“PSUs”).  Each PSU is convertible into shares of restricted common stock that will cliff vest on September 30, 2010, subject to the terms of the award.  The size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years.  The potential range of this award is between 0 and 188,300 shares of restricted stock, depending on the actual cumulative earnings per share for this period.

At the time the awards were granted, we forecasted that we will ultimately issue 94,150 restricted shares, based on our achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years, and we have based our compensation expense on this amount.  The awards vest over three years and are being amortized in a straight-line manner throughout that period.  As of June 30, 2008, we believe our target estimate is reasonable; however, any deviation in the cumulative fully diluted earnings per share that we achieve during our 2008 and 2009 fiscal years will result in a change in the actual amount of stock based compensation that we recognize over the vesting period.  Under SFAS 123(R), the estimated fair value of these PSUs on the date of grant was $1.5 million.

During the three months and nine months ended June 30, 2008, we recognized $0.1 million and $0.3 million, respectively, in compensation expense related to these PSU awards.  As of June 30, 2008, the unamortized compensation cost related to the PSU awards was $1.2 million.  We expect to recognize $0.1 million related to these awards during the remaining three months of our 2008 fiscal year, and $1.1 million thereafter.

Stock Options

We granted 21,000 stock options during the nine months ended June 30, 2008.  These options have exercise prices ranging from $13.38 to $18.79 with a weighted average exercise price of $16.21. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

We granted 40,000 stock options during the nine months ended June 30, 2007.  These options have exercise prices ranging from $25.08 to $33.35 with a weighted average exercise price of $27.15. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

During the three months ended June 30, 2008 and 2007, we recognized $0.1 million and $0.1 million, respectively, in compensation expense related to these awards.  During the nine months ended June 30, 2008 and 2007, we recognized $0.4 million and $0.3 million, respectively, in compensation expense related to these awards.  As of June 30, 2008, the unamortized compensation cost related to outstanding unvested stock options was $0.8 million.  We expect to recognize $0.1 million related to these awards during the remaining three months of our 2008 fiscal year, and $0.6 million thereafter.

The following table summarizes activity under our stock option and incentive compensation plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2007	191,471	$26.66
Options granted	21,000	16.21
Exercised	—	—
Expired	(51,471)	44.36
Forfeited	(5,000)	13.38
Outstanding, June 30, 2008	156,000	$19.84
Exercisable, June 30, 2008	33,333	$17.36

The following table summarizes all options outstanding and exercisable at June 30, 2008:

Range of Exercise Prices	Outstanding as of June 30, 2008	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of June 30, 2008	Weighted-Average Exercise Price
$13.38 - $18.79	116,000	8.3	$17.32	$33,333	$17.36
$25.08 - $33.55	40,000	8.8	27.15	—	—
	156,000	8.4	$19.84	$33,333	$17.36

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares.  Unexercised options expire between July 2016 and January 2018.

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the construction business there are frequently claims and litigation. Latent defect litigation is a normal course for residential home builders in certain parts of the country and it appears that such litigation will continue and expand into other parts of the country. There is also the inherent claims and litigation risk of the number of people that work on construction sites and the fleet of vehicles on the road everyday. Those claims and litigation risks are proactively managed through safety programs, insurance programs, litigation management at the corporate office and the local level, and a network of attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed and sometimes for amounts in excess of their value or amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. Given our size, with many contracts and employees, there can be periods of time where a disproportionate amount of the claims and litigation may be concluded all in the same quarter, or year. If these matters resolve near the same time then the cumulative effect can be higher than the ordinary level in any one reporting period.  In our opinion, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations. We expense routine legal costs related to proceedings as incurred.

We are not aware of any litigation or pending litigation that we currently believe will have a material impact on our results of operations or our financial position.

We are subject to large deductibles on our property and casualty insurance policies.  As a result, many or our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2008, we have $12.0 million accrued for self insurance liabilities including $3.9 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment.  We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million.  As of June 30, 2008, we have reserved $0.5 million for these claims, in accordance with SFAS 5, “Accounting for Contingencies”.  Finally, for those legal proceedings not expected to be covered by insurance, we have accrued $0.1 million at June 30, 2008.

Surety

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2008, our cost to complete projects covered by surety bonds was $128.9 million.  As of June 30, 2008, we utilized a combination of cash and letters of credit totaling $34.1 million, which was comprised of $22.5 million in letters of credit and $11.5 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.

We obtain our surety bonds from three different providers. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required, however we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, work has begun or bonds may be required in the future by the customer according to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond, then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms.  We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider.  We believe we presently have adequate surety coverage.

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

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2008, $14.7 million of our outstanding letters of credit were utilized to collateralize our insurance program.

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

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2008, we had $1.8 million in open purchase commitments for copper wire which we expect to take delivery on between July 2008 and August 2008.

As of June 30, 2008, one of our business units has received approximately $4.9 million in backcharges from a customer which we are disputing.  We have performed an evaluation of the merits of the backcharges and, as a result, recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million for which we have not recorded any liability as we do not believe in the validity of the claims or that the payment is probable.  In 2006 we reversed previously recognized revenues related to this project of $0.5 million and wrote off a related $0.4 million receivable and $0.1 million underbilling because we believed the revenues were uncollectible.   We recognize that litigation may ensue related to the entire $4.9 million in backcharges.  While we believe these charges are substantially without merit, there can be no assurances that we will ultimately prevail in this dispute or any litigation that may be commenced.

In March 2008 we reached a $1.1 million settlement with a group of former employees, out of which $0.4 million was recorded as a reduction of our legal fees in selling, general and administrative expenses, and the remaining $0.7 million as other income. This settlement was to compensate the Company for damages associated with these employees’ departure from the Company.  We collected this settlement in full in March 2008.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2008, we had invested $4.9 million under our commitment to EnerTech.

We are party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. At June 30, 2008, we had $2.0 million in prepaid expenses and a corresponding $1.0 million accrued liability related to this arrangement.

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

During the first nine months of our 2008 fiscal year, there has been only one change to our critical accounting policies and estimates from those described in our 2007 Form 10-K. On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 created a single model to address accounting for uncertain income tax positions and established a minimum recognition threshold a tax position must meet before being recognized in the financial statements. For additional analysis of our adoption of FIN 48, see Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.

TRANSFORMATION PROGRAM

Throughout the 2008 fiscal year, we have undergone a transformation program at our business units and at our Corporate office.  We are reinvesting in our business by improving our systems and processes to make us more efficient and effective.  In addition, we are strengthening the overall capabilities of our workforce and acquiring individuals who have the critical skills necessary to advance the Company.

Consistent with this initiative, we have hired a director of organizational learning and development who is responsible for our training programs, and we have hired a director of talent acquisition responsible for establishing new methods and sources of recruiting for the purpose of improving our workforce.

During the year we also implemented a leadership development program that is designed to facilitate the effectiveness of our collective decision making and to enable an integrated culture.  To date, approximately 40 of our executives, directors, and managers have attended this training course, and an additional 50 are scheduled to attend over the next few months.

In the third quarter of 2008, as part of the transformation program and to support the consolidation of our businesses, we have rebranded our business units as IES Commercial, IES Industrial and IES Residential.  This rebranding effort has been adopted by all of our business units and will facilitate our ability to market the Company as a fully-integrated national brand.

Finally, during July 2008, we completed the implementation of a project management software program across our business units and at the segment shared service centers.  This project management system will standardize our cost-to-complete evaluation processes and provide all of our business units near real-time visibility into project performance. Also in July 2008, we completed the implementation of an accounting consolidation and reporting program that will be utilized by all of our finance and accounting personnel, providing management better financial data and transparency.

RESTRUCTURING PROGRAM

As more fully described in Item 1. Condensed Consolidated Financial Statements — Note 2, “Strategic Actions” of this report, we have restructured our operations from our previous geographic structure into three major lines of business: Industrial, Commercial and Residential.  This operational restructuring is part of our long-term strategic plan to reposition our business to better serve our customers, strengthen financial controls, reduce our cost structure and, as a result, position the Company to implement a market-based growth strategy in the future.  The operational restructuring plan has consolidated administrative support functions, eliminating redundant functions that were previously performed at each of our 27 business units. We expect to incur pre-tax restructuring charges, including severance benefits and consulting charges, of approximately $5 million to $10 million over the course of the process, which is expected to be substantially complete by September 30, 2008.

The first component of our restructuring program was initiated at our Industrial segment in June 2007.  Under this portion of the planned restructuring, 5 of our business units were integrated under the IES Industrial segment, and the support and administrative functions of those businesses were combined at one operating location.  In connection with this realignment, we approved a transition and severance benefits program for 25 employees who were separated from the Company in or before June 2008 through the elimination of redundant positions.

The second component of our restructuring program was initiated at our Commercial segment in September 2007.  Under this portion of the restructuring, 17 of our business units were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at one operating location.  In connection with this realignment, we approved a transition and severance benefits program for approximately 100 employees who have been or will be separated from the Company through the elimination of redundant positions.

The third component of our restructuring program was initiated at our Residential segment in September 2007.  Under this portion of the restructuring, 5 of our business units were integrated under the IES Residential segment during our 2008 fiscal year, and the support and administrative functions of those businesses has been combined at one operating location. In connection with this realignment, we approved a transition and severance benefits plan for 17 employees who have been separated from the Company through the elimination of redundant positions.

During the first nine months of our 2008 fiscal year, we have expanded our restructuring efforts in response to the softening market conditions in certain segments of our business and so as to achieve further business optimization. During the three months ended June 30, 2008, we have:

•                 Accelerated the rollout of our employee severance programs, particularly within our Commercial line of business; and

•                 Closed an office location in our Residential segment, bringing the total to four that we have closed this year within this segment.

EXIT OR DISPOSAL ACTIVITIES

In March 2006, based on the recommendation of our Board of Directors, we committed to an exit plan with respect to several underperforming business units. The exit plan committed to a shut-down or consolidation of the operations of these business units, or the sale or other disposition of the business units, whichever came sooner. In June 2007, we also shut down our Mid-States Electric business unit, located in Jackson, Tennessee. Further information about these closures can be obtained by referring to Note 4 in the Consolidated Financial Statements of our 2007 Form 10-K.

The exit plan is substantially complete for the business units that we elected to exit in March 2006, and the operations of these business units ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007. We have included the results of operations related to these business units in discontinued operations for both the current period and all prior periods. Accordingly, previously reported results of these operations have been reclassified. Revenue for these discontinued business units totaled $1.0 million and $7.9 million for the nine months ended June 30, 2008 and 2007, respectively.  Remaining net working capital related to these subsidiaries was $0.8 million and $4.3 million at June 30, 2008 and September 30, 2007, respectively.

FINANCING

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party.  The proceeds of the subordinated note (the “Note”), together with cash on hand, were used to fund the repayment of the Eton Park Term Loan (discussed below).

The Note bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) as the Note.  We may repay the Note at any time prior to the maturity date at par plus accrued interest without penalty.  The Note is subordinated to our Revolving Credit Facility (as defined below).  The Note is an unsecured obligation of the Company and its subsidiary borrowers.  The Note contains no financial covenants or restrictions on dividends or distributions to stockholders.

The Revolving Credit Facility

On May 12, 2006, we entered into an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders.  On May 9, 2008, we entered into a revised agreement governing the Revolving Credit Facility with the same financial institutions.  The terms of the revised agreement are described in Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity” of this report

The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At June 30, 2008, we had $14.4 million available under the Revolving Credit Facility and $37.6 million in letters of credit issued against the Revolving Credit Facility.  The maturity date of the Revolving Credit Facility is May 12, 2010.

SURETY

Primary Surety Agreement

We are party to an underwriting, continuing indemnity and security agreement, dated May 12, 2006, as amended, with a major surety provider and its affiliates (collectively, the “Primary Surety Provider”), which provides for surety bonds to support our contracts with certain of our customers.  As of June 30, 2008, we had $126.7 million in bonded costs to complete under this facility.

We are also party to a financing agreement with our Primary Surety Provider that provides: (1) for the Primary Surety Provider, at its sole and absolute discretion, to issue up to an aggregate of $150.0 million in new surety bonds, and (2) that the Primary Surety Provider’s consent is required for our use of cash collateral in the form of proceeds of all contracts as to which the Primary Surety Provider has issued surety bonds.  The bond premium is $15.00 per thousand dollars of contract cost.

Under the agreement with our Primary Surety Provider, we may have up to $150.0 million in costs to complete on bonded projects at any time.  We maintain $9.5 million in cash collateral plus accrued interest, as well as $21.0 million in letters of credit under the agreement.  The bond premium is $15.00 per thousand dollars of contract cost.

Other Bonding Facilities

In addition to our Primary Surety Provider we also have additional surety bonding from two other providers.

We are party to a general agreement of indemnity, dated September 21, 2005, as amended, with a national insurance company (the “Secondary Surety Provider”), which provides for surety bonds to support our contracts with certain of our customers. This facility provides for the Secondary Surety Provider, in its sole and absolute discretion, to issue up to an aggregate of $10.0 million in surety bonds. Bonding in excess of $5.0 million is subject to the Secondary Surety Provider’s receipt of additional collateral in the form of an additional irrevocable letter of credit from Bank of America in the amount of $1.5 million. As of June 30, 2008, we had no bonded cost to complete under this facility.

We are also party to a general agreement of indemnity, dated March 21, 2006, as amended, with an individual surety (the “Individual Surety Provider”), to supplement the bonding capacity under our facilities with the Primary Surety Provider and the Secondary Surety Provider. Under this facility, the Individual Surety Provider has agreed to extend aggregate bonding capacity not to exceed $150.0 million in additional bonding capacity, with a limitation on individual bonds of $15.0 million. The bonds from the Individual Surety Provider are not rated (as opposed to those of our Primary Surety Provider and Secondary Surety Provider); however, the issuance of these bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp, as trustee, for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.

The Individual Surety Provider’s obligation to issue new bonds is discretionary, and the aggregate bonding is subject to the Individual Surety Provider’s receipt of $2.0 million in collateral to secure all of our obligations to them. Bank of America and the Individual Surety Provider have entered into an inter-creditor agreement. As of June 30, 2008, we had $39.0 million in aggregate face value of bonds issued under this bonding facility.  As of June 30, 2008, we had $2.2 million of bonded cost to complete under this facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.  Percentages are expressed as a percent of revenues.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Revenues	$214.5	100.0%	$222.6	100.0%
Cost of services (including depreciation)	180.6	84.2%	184.3	82.8%
Gross profit	33.9	15.8%	38.3	17.2%
Selling, general & administrative expenses	28.1	13.1%	34.1	15.3%
Gain on sale of assets	(0.1)	(0.1)%	(0.1)	(0.0)%
Restructuring charges	1.0	0.5%	—	—
Income from operations	4.9	2.3%	4.3	1.9%
Interest and other expense, net	1.1	0.5%	1.6	0.7%
Income before income taxes	3.8	1.8%	2.7	1.2%
Provision for income taxes	1.8	0.8%	1.7	0.8%
Income from continuing operations	2.0	0.9%	1.0	0.5%
Income from discontinued operations	0.0	0.0%	0.2	0.1%
Net income	$2.0	0.9%	$1.2	(0.5)%

Revenues

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$125.5	58.5%	113.2	50.8%
Industrial	33.7	15.7%	29.8	13.4%
Residential	55.3	25.8%	79.6	35.8%
Total Consolidated	$214.5	100.0%	$222.6	100.0%

Consolidated revenues for the three months ended June 30, 2008 were $8.1 million less than in the three months ended June 30, 2007, a decline of 3.7%.  This reduction was a result of the nationwide decline in demand for single-family homes which has affected our Residential line of business in markets such as Southern California, Texas, Arizona and Georgia. Consistent with the slowdown in housing construction, our Residential line of business experienced a $24.3 million decrease in revenues during the three months ended June 30, 2008, a decline of 30.6%, as compared to the three months ended June 30, 2007.  This decline was primarily the result of lower housing starts, although we also experienced some pricing pressure from our customers in response to the present market conditions and due to increased competition in some markets.

Helping to offset the overall decrease in revenues, our Commercial segment experienced a $12.3 million increase in revenues during the three months ended June 30, 2008, a 10.7% increase compared to the same period in 2007.  Our Commercial segment has benefitted from several significant projects including data centers, hospitals, and university buildings.  In conjunction with the downturn in the housing market, we have also seen reduced demand for light construction projects such as restaurants, movie theaters, grocery stores and local shopping centers in our Commercial segment.

Our Industrial segment posted an improvement in revenues of $3.9 million during the three months ended June 30, 2008, a 13.1% increase, as compared to three months ended June 30, 2007.  This improvement was primarily a result of significant growth in projects with customers ranging from transmission and distribution operators, chemical plants, and pulp and paper mills.

Gross Profit

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$17.4	13.8%	$17.8	15.7%
Industrial	6.0	17.8%	5.8	19.4%
Residential	10.5	19.0%	14.7	18.5%
Total Consolidated	$33.9	15.8%	$38.3	17.2%

The decline in our consolidated gross profit for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was the result of lower consolidated revenues, as discussed above, and lower gross margins.  We attribute the decline in gross margins to the increase in certain operating costs, including fuel and other input prices, competitive pressures which have led to lower project margins in some markets and a change in project mix as some higher margin work has been completed.  Additional details regarding this gross profit change are discussed below.

During the three months ended June 30, 2008, the most significant decline in gross profit occurred in our Residential segment, which experienced a $4.2 million decline, as compared to the three months ended June 30, 2007.  This decline was principally the result of the aforementioned $24.3 million decrease in revenues during the three months ended June 30, 2008, resulting from reduced construction of single-family homes.  During the three months ended June 30, 2008, the gross margin percentage in the Residential segment rose 40 basis points, as compared to the three months ended June 30, 2007, in spite of the decline in the number of housing starts.  We attribute the strength of our Residential segment’s gross margin percentage to improved project execution during the current year, and the ability to increase and decrease labor to meet project demands.  We have also added several new multi-family housing projects, which have higher profit margins than some of our single-family housing projects.

Industrial gross profit increased by $0.2 million during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.  During the three months ended June 30, 2008, revenues increased $3.9 million; however, the gross profit percentage fell 160 basis points, as compared to the three months ended June 30, 2007.  The decrease in our gross margin percentage was primarily the result of increase in certain operating costs, notably increases in transportation and travel expenses.  We have also experienced some gross margin decline as we completed certain low margin projects prior to phasing in more profitable ones.

Our Commercial segment’s gross margin percentage declined approximately 190 basis points to 13.8% of revenues during the three months ended June 30, 2008, as compared to 15.7% of revenues during the three months ended June 30, 2007.  This decline was principally the result of competitive pressures that have caused some of our business units to lower operating margins in response to market conditions.  Also, one of our business units has recently completed several under performing legacy projects and another continues to work off these projects.

In the third quarter of 2008, we reduced our medical costs by $1.1 million as a result of lower claims and expenses for the first nine months of 2008, reflecting lower medical claims and the success of our wellness-oriented medical plan.  Of this $1.1 million cost reduction, $1.0 million was applied to our cost of services and $0.1 million was applied to our selling, general and administrative costs.  As a result of this cost reduction, cost of services was reduced by $0.6 million at our IES Commercial segment, $0.3 million at our IES Industrial segment, and $0.1 million at our IES Residential segment.  These reductions applied to costs reflected in the first half of our operations.

Selling, General and Administrative Expenses

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$10.0	7.9%	$11.5	10.1%
Industrial	1.9	5.7%	2.6	8.7%
Residential	8.4	15.2%	9.2	11.6%
Corporate	7.8	—	10.8	—
Total Consolidated	$28.1	13.1%	$34.1	15.3%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.

During the three months ended June 30, 2008, our selling, general and administrative expenses decreased to $6.0 million, as compared to the three months ended June 30, 2007.  This decrease was in part due to our strategic efforts to restructure our operations and to eliminate redundant positions and facilities.  The greatest impact of these cost reduction measures was in our Commercial line of business, where approximately 100 positions have been eliminated.  Notable declines in our selling, general and administrative costs during the three months ended June 30, 2008 include: (1) a $2.0 million reduction in professional fees, including legal, consulting, and accounting fees, (2) a $2.2 million decrease in target incentives for our business unit leadership, and (3) a $1.2 million reduction in other general business expenses at our business units and a $0.9 million reduction in salaries and wages due to our headcount reductions, which are both based in part on our restructuring efforts.

Restructuring Charges

As previously discussed in this report, we have restructured our operations from our previously decentralized structure into three major lines of business: Commercial, Industrial and Residential.  Each of these lines of business is now supported by its own dedicated administrative shared services center which has consolidated many of the back office functions into a centralized location.  This integration has enabled us to eliminate a number of redundant functions.

In conjunction with our restructuring program, we recognized the following costs during the three months ended June 30, 2008 (in thousands):

Severance compensation	$666
Consulting and other charges	372
Total restructuring charges	$1,038

We did not have any restructuring charges during the three months ended June 30, 2007.

Interest and Other Expense, Net

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Interest expense	$1,042	$2,438
Deferred financing charges	314	408
Total interest expense	1,356	2,846

Interest income	284	1,076
Other income (expense)	(67)	209
Total interest and other expense, net	$1,139	$1,561

During the three months ended June 30, 2008, we incurred interest expense of $1.0 million on an average debt balance of $25.0 million for the Tontine Term Loan, an average letter of credit balance of $37.7 million under the Revolving Credit Facility and an average unused line of credit balance of $29.0 million.  This compares to interest expense of $2.4 million for the three months ended June 30, 2007, on an average debt balance of $51.4 million for the Eton Park Term Loan, an average letter of credit balance of $46.5 million under the Revolving Credit Facility and an average unused line of credit balance of $33.5 million.

During the three months ended June 30, 2008, deferred financing fees decreased by $0.1 million, as a result of decreased amortization charges on the Tontine Term Loan, as compared to the amortization charges on the Eton Park Term Loan during the three months ended June 30, 2007.

During the three months ended June 30, 2008, total interest expense was offset by $0.3 million in interest income on an average cash and cash equivalents balance of $55.4 million, as compared to $1.1 million in interest income on an average cash and cash equivalents balance of $85.1 million during the three months ended June 30, 2007.

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

The provision for income taxes from continuing operations increased from an expense of $1.7 million for the three months ended June 30, 2007, to an expense of $1.8 million for the three months ended June 30, 2008. This increase was attributable to an increase in income from continuing operations for the three months ended June 30, 2008 and was offset by a decrease in the provision for contingent tax liabilities.

For both the three months ended June 30, 2008 and the three months ended June 30, 2007, no income tax benefit was recorded for net operating losses in state tax jurisdictions. In addition, under SOP 90-7, the usage of deferred tax assets that were not recorded under fresh-start reporting does not result in a reduction in the provision for income taxes but rather go to reduce goodwill, then other long-term assets, and then additional paid in capital.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, we have shut down six underperforming subsidiaries since March 2006.  This exit plan is substantially complete; however, there are still some revenues and expenses associated with the wind down of these subsidiaries.  Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were $92,000 and $1.7 million, respectively, for the three months ended June 30, 2008 and the three months ended June 30, 2007; net income at these subsidiaries was $12,000 and $174,000, respectively, during these same periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2007

The following table presents selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.  Percentages are expressed as a percent of revenues.

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Revenues	609.0	100.0%	666.0	100.0%
Cost of services (including depreciation)	511.3	84.0%	554.0	83.2%
Gross profit	97.7	16.0%	112.0	16.8%
Selling, general & administrative expenses	86.3	14.2%	104.8	15.7%
(Gain) on sale of assets	(0.1)	(0.0)%	(0.1)	(0.0)%
Restructuring charges	4.4	0.7%	—	—
Income from operations	7.1	1.1%	7.4	1.1%
Interest and other expense, net	4.4	0.7%	4.7	0.7%
Income (loss) before income taxes	2.7	0.4%	2.6	0.4%
Provision (benefit) for income taxes	1.6	0.3%	2.1	0.3%
Income from continuing operations	1.1	0.2%	0.5	0.1%
Income (loss) from discontinued operations	0.2	0.0%	(0.9)	(0.1)%
Net income (loss)	$1.3	0.2%	$(0.3)	(0.1)%

Revenues

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$346.7	56.9%	$339.5	51.0%
Industrial	101.4	16.7%	87.6	13.1%
Residential	160.9	26.4%	238.9	35.9%
Total Consolidated	$609.0	100.0%	$666.0	100.0%

Consolidated revenues for the nine months ended June 30, 2008 were $57.0 million less than in the nine months ended June 30, 2007, a decline of 8.6%.  This reduction was primarily attributed to the nationwide decline in demand for single-family homes which has affected our Residential line of business, particularly in markets such as Southern California, Arizona, Georgia, and Texas.  Consistent with the slowdown in housing construction, our Residential line of business experienced a $78.0 million decrease in revenues during the nine months ended June 30, 2008, a decline of 32.6%, as compared to the nine months ended June 30, 2007.  We attribute approximately three quarters of this decrease to reductions in building activity throughout many of the markets we serve, while the remaining portion of the decrease was due to the effect of lower prices in response to the competitive market conditions.

Our Commercial segment experienced a $7.2 million increase in revenues during the nine months ended June 30, 2008, a 2.1% improvement, as compared to the nine months ended June 30, 2007.  Our Commercial segment has benefited from significant projects that we have begun for institutional developers, including universities, high-rise office towers, and data centers. Partially offsetting the overall increase in revenues was reduced demand for light construction projects such as restaurants, movie theaters and local shopping centers, which was correlated to the slowdown in the housing sector.  We have also experienced increased competition for low barrier to entry retail work from residential contractors who have been affected by the housing slowdown.

Our Industrial segment posted an increase in revenues of $13.8 million for the nine months ended June 30, 2008, an increase of 15.7%, as compared to the nine months ended June 30, 2007.  The Industrial market generally has longer cycles than the rest of the construction industry due to the nature of the projects, which are often large-scale, multi-year contracts, financed by large corporations or government agencies. During the nine months ended June 30, 2008, our Industrial segment has seen growth in utility line service projects, as well as increased construction at electrical substations, ethanol plants, and pulp and paper mills.

Gross Profit

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$49.6	14.3%	$52.5	15.5%
Industrial	16.6	16.4%	14.8	16.8%
Residential	31.5	19.6%	44.7	18.7%
Total Consolidated	$97.7	16.0%	$112.0	16.8%

The decline in our consolidated gross profit for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 was primarily the result of lower consolidated revenues, as discussed above.  Also contributing to the reduction in gross profit was decreased margin as a percentage of revenue in our Commercial and Industrial segments, offset somewhat by an improvement in gross margin in our Residential segment.  We attribute the decline in overall gross margins to the increase in certain operating costs, including transportation, travel, and other input prices, competitive pressures in some markets and a change in project mix as some higher margin work has been completed.  Additional details regarding this gross profit change are discussed below.

During the nine months ended June 30, 2008, the most significant reduction in gross profit occurred in our Residential segment, which experienced a $13.2 million decline, as compared to the nine months ended June 30, 2007.  This decline was primarily a result of the aforementioned $78.1 million decrease in revenues related to the reduction in demand for single-family homes.  However, the gross margin percentage in the Residential line of business improved approximately 90 basis points during the nine months ended June 30, 2008, in spite of the decline in the number of housing starts this year.  We attribute the improvement in the Residential gross margin percentage to a stabilization of material costs, improved project execution in our multi-family division, and the ability to increase and decrease labor to meet project demands.

During the nine months ended June 30, 2008, Industrial gross profit improved $1.8 million, as compared to the nine months ended June 30, 2007.  The improved gross profit in our Industrial sector was correlated to higher project volumes which resulted in a $13.8 million increase in revenue during the nine months ended June 30, 2008.  Although revenues have increased, Industrial’s overall gross margin percentage declined approximately 40 basis points during the nine months ended June 30, 2008, as a result of increases in certain operating costs, notably increases in transportation expenses, and the completion of several low margin jobs that are being phased out before more profitable jobs begin.

Our Commercial segment’s gross margin percentage declined approximately 120 basis points to 14.3% of revenues during the nine months ended June 30, 2008, as compared to 15.5% of revenues during the nine months ended June 30, 2007.  This decline was principally driven by a number of macroeconomic factors, including higher input and fuel costs, and also by underperforming legacy projects at one business unit and the completion of low margin contracts at another.

In the third quarter of 2008, we reduced our medical costs by $1.1 million as a result of lower claims and expenses for the first nine months of 2008, reflecting lower medical claims and the success of our wellness-oriented medical plan.  Of this $1.1 million cost reduction, $1.0 million was applied to our cost of services and $0.1 million was applied to our selling, general and administrative costs.  As a result of this cost reduction, cost of services was reduced by $0.6 million at our IES Commercial segment, $0.3 million at our IES Industrial segment, and $0.1 million at our IES Residential segment.  These reductions applied to costs reflected in the first half of our operations.

Selling, General and Administrative Expenses

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$30.5	8.8%	$36.0	10.6%
Industrial	6.5	6.4%	6.9	8.0%
Residential	25.1	15.6%	27.1	11.4%
Corporate	24.2	—%	34.8	—%
Total Consolidated	$86.3	14.2%	$104.8	15.7%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs primarily consist of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.

During the nine months ended June 30, 2008, our selling, general and administrative expenses were $86.3 million, a decrease of $18.5 million as compared to the nine months ended June 30, 2007.  This decrease was in part due to our strategic efforts to restructure our operations and to eliminate redundant positions and facilities.  The greatest impact of these cost reduction measures was in our Commercial segment, where approximately 100 positions have been eliminated.  Notable declines in our selling, general and administrative costs during the nine months ended June 30, 2008 include: (1) an $8.6 million reduction in professional fees, including legal, consulting, and accounting fees, (2) a $6.2 million decrease in target incentives for our business unit leadership, and (3) a $2.9 million reduction in other general business expenses at our business units and a $1.1 million reduction in occupancy costs, which are both based in part on our restructuring efforts.

Restructuring Charges

As discussed previously in this report, we have restructured our operations from our previously decentralized structure into three major lines of business: Commercial, Industrial and Residential.  Each of these lines of business is now supported by its own dedicated administrative shared services center which has consolidated many of the back office functions into a centralized location.  This integration has enabled us to eliminate a number of redundant functions.

In conjunction with our restructuring program we recognized the following costs during the nine months ended June 30, 2008 (in thousands)

Severance compensation	$2,434
Consulting and other charges	1,866
Non-cash asset write offs	131
Total restructuring charges	$4,431

We did not have any restructuring charges during the nine months ended June 30, 2007.

Interest and Other Expense, Net

	Nine Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Interest expense	$3,741	$6,938
Deferred financing charges	1,714	946
Debt prepayment penalty	2,052	—
Total interest expense	7,507	7,884

Interest income	1,829	3,028
Other income	1,256	113
Total interest and other expense, net	$4,422	$4,743

During the nine months ended June 30, 2008, we incurred interest expense of $3.8 million on an average debt balance of $31.9 million for the Eton Park Term Loan and the Tontine Term Loan, an average letter of credit balance of $38.7 million under the Revolving Credit Facility and an average unused line of credit balance of $36.8 million.  This compares to interest expense of $6.9 million for the nine months ended June 30, 2007, on an average debt balance of $54.8 million for the Eton Park Term Loan, an average letter of credit balance of $46.1 million under the Revolving Credit Facility and an average unused line of credit balance of $33.9 million.

As mentioned earlier in this report, on December 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan.  We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million.  During the nine months ended June 30, 2008, we also had deferred financing charges of $1.4 million, which reflect the amortization of fees incurred on the Tontine Term Loan and the Eton Park Term

Loan before it was repaid.  During the nine months ended June 30, 2007, we had deferred financing charges of $0.9 million, which reflect the amortization of fees incurred only on the Eton Park Term Loan.

During the nine months ended June 30, 2008, total interest expense was offset by $1.8 million in interest income on an average cash and cash equivalents balance of $61.5 million, as compared to $3.0 million in interest income on an average cash and cash equivalents balance of $75.3 million during the nine months ended June 30, 2007.

During the nine months ended June 30, 2008, other income of $1.3 million included a gain of $0.5 million associated with cash distributions from our investment in Enertech and a $1.1 million settlement with a group of former employees, out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages associated with these employees’ departure from the Company.  We collected this settlement in full in March 2008.

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

The provision for income taxes from continuing operations decreased from an expense of $2.1 million for the nine months ended June 30, 2007, to an expense of $1.6 million for the nine months ended June 30, 2008. This decrease was attributable to a decrease in federal income tax expense and a decrease in the provision for contingent tax liabilities during the nine months ended June 30, 2008.

For both the three months ended June 30, 2008 and the three months ended June 30, 2007, no income tax benefit was recorded for net operating losses in state tax jurisdictions. In addition, under SOP 90-7, the usage of deferred tax assets that were not recorded under fresh-start reporting does not result in a reduction in the provision for income taxes but rather go to reduce goodwill, then other long-term assets, and then additional paid in capital.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, we have shut down six underperforming subsidiaries since March 2006.  This exit plan is substantially complete; however, there are still some revenues and expenses associated with the wind down of these subsidiaries.  Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were $1.0 million and $7.9 million, respectively, for the nine months ended June 30, 2008 and the nine months ended June 30, 2007; net income (loss) at these subsidiaries was $0.2 million and $(0.9) million, respectively, during these same periods.

Working Capital

	June 30, 2008	September 30, 2007
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$56.8	69.7
Restricted cash	—	20.0
Accounts receivable
Trade, net of allowance of $4.1 and $2.6 respectively	147.7	131.8
Retainage	30.1	29.5
Costs and estimated earnings in excess of billings on uncompleted contracts	10.9	16.1
Inventories	16.8	15.3
Prepaid expenses and other current assets	5.7	4.6
Assets from discontinued operations	1.6	6.4
Total current assets	$269.6	$293.4

CURRENT LIABILITIES:
Current maturities of long-term debt	$0.1	$0.1
Accounts payable and accrued expenses	93.4	98.4
Billings in excess of costs and estimated earnings on uncompleted contracts	40.3	35.3
Liabilities from discontinued operations	0.6	1.9
Total current liabilities	$134.4	$135.7
Working capital	$135.2	$157.7

As of June 30, 2008, working capital decreased by $22.5 million, or 14.3%, as compared to September 30, 2007, due in large part to our repayment of the Eton Park Term Loan and our concurrent entrance into the Tontine Term Loan.  On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement with Tontine Capital Partners, L.P., a related party.  The proceeds of the subordinated notes, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan, which on December 12, 2007, had an outstanding balance of $45.6 million.  With accrued interest and a prepayment penalty of $2.1 million, the total payment amount was $48.7 million.

As of June 30, 2008, our current assets decreased by $23.8 million, or 8.1%, to $269.6 million, as compared to $293.4 million as of September 30, 2007.  As of June 30, 2008, cash and cash equivalents (including restricted cash), decreased by $32.9 million, as compared to September 30, 2007, of which amount, $23.7 million was related to the refinancing of our term loan agreements.  As of June 30, 2008, our trade accounts receivables, net, rose by $15.9 million, as compared to September 30, 2007.  Days sales outstanding increased to 66 days as of June 30, 2008 from 60 days as of September 30, 2007. We attribute the increase in days sales outstanding to three factors:  (1) revenues in the quarter ended June 30, 2008 increased 9.2 percent compared to the quarter ended March 31, 2008, (2) we have generated a higher percentage of our revenues from the Industrial and Commercial segments in the current year, and projects in these areas tend to bring more complexity and can sometimes result in slower payments than the jobs within the Residential segment, and (3) softening economic conditions for the construction industry as a whole has resulted in some companies aggressively managing their cash flow, leading to somewhat slower payment of invoices. Within the current financial environment we continue to monitor the collectability of our receivables closely. As of June 30, 2008, there was also a $0.6 million increase in retainage and a $5.2 million decrease in costs in excess of billings, as compared to September 30, 2007. We had a $4.8 million decrease in assets from discontinued operations, between September 30, 2007 and June 30, 2008, due in large part to the collection of a nearly $3.0 million receivable from one of our divested subsidiaries during the nine months ended June 30, 2008. As of June 30, 2008, inventories, prepaid expenses and other current assets increased by a total of $2.6 million, as compared to September 30, 2007, due primarily to the renewal of an insurance policy.

Our total current liabilities decreased by $1.3 million, or 1.0%, to $134.4 million, as of June 30, 2008, as compared to $135.7 million as of September 30, 2007. As of June 30, 2008, we also reduced liabilities at our discontinued operations by $1.3 million, as compared to September 30, 2007, as these units wound down their operations.  Partially offsetting the decrease in current liabilities, as of June 30, 2008, we experienced a $5.0 million increase in billings in excess of costs, as compared to September 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $56.8 million, working capital of $135.2 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, $37.6 million of letters of credit outstanding and available capacity under our Revolving Credit Facility of $14.4 million.

During the nine months ended June 30, 2008, we generated $3.1 million in cash in our operating activities principally due to the timing of our account payables and payment of year-end accrued bonuses in December 2007. We also had combined cash outflow of $15.9 million for our investing and financing activities during the nine months ended June 30, 2008.  This included $9.6 million in capital expenditures primarily for computer equipment used in our new operating, management and financial reporting systems, $20.5 million in payments, net of borrowings, of long term debt, the release of $20.0 million in restricted cash into cash and cash equivalents, and $6.1 million for the acquisition of treasury stock.

On May 9, 2008, we renegotiated the terms of our Revolving Credit Facility, extending the maturity date to May 12, 2010, reducing the facility size to $60.0 million, and eliminating the restricted cash requirement.  The reduced facility size eliminated unnecessary capacity. The terms of the revised agreement are described in Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity” of this report.

Bonding Capacity

At June 30, 2008, we have adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers and is subject to certain other limitations such as limits on the size of any individual bond.  The limitations on the size of an individual bond from our Primary Surety Provider were removed as of October 2007, and our bonding capacity has been raised to $150.0 million.  In aggregate, we have $310.0 million available bonding capacity through our three surety providers.  As of June 30, 2008, the expected cumulative cost to complete for projects covered by three surety providers was $128.9 million. We also had $39.0 million in aggregate face value of bonds issued by our Individual Surety Provider. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. To access the remaining available bonding capacity, we may be required to post additional collateral. For more information, please refer to Item 2. “Surety” of this report.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At June 30, 2008, $22.5 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2008, an additional $14.7 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of June 30, 2008, we had $1.8 million in open purchase commitments for copper wire which we expect to take delivery on between July 2008 and August 2008.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2008, our expected costs to complete on projects covered by surety bonds was $128.9 million and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $34.1 million to collateralize our bonding programs.

In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through June 30, 2008, we had invested $4.9 million under our commitment to EnerTech. The carrying value of this EnerTech investment at June 30, 2008 and September 30, 2007 was $2.9 million and $2.9 million, respectively. This investment is accounted for on the cost basis of accounting and, accordingly, we do not record unrealized gains or losses for the EnerTech investment that we believe are temporary in nature. As of June 30, 2008, there were no unrealized losses related to our share of the EnerTech fund. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write down our investment in EnerTech through a charge to other expense during the period of such determination.

As of June 30, 2008, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$25,000	$25,000
Operating lease obligations	$4,281	$5,790	$3,741	$2,202	$1,238	$544	$17,796
Capital lease obligations	$51	$129	$90	$7	$—	$—	$277
Purchase obligations (2)	$1,777	$—	$—	$—	$—	$—	$1,777

(1)                 The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

(2)                 Purchase obligation for copper wire to be settled by September 2008.

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

Inflation

Throughout the nine months ended June 30, 2008, we experienced steady increases in fuel prices and related travel costs, and we have also been affected by historically high steel prices and volatile copper prices that impact our input costs .  Due to the current market conditions, especially the slowdown in the housing sector, we have not been able to pass all of these price increases on to our customers.  Over the long-term, however, we expect that we will be able to adjust our pricing to incorporate these conditions and other inflationary factors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

An evaluation was performed under the supervision and with the participation of our management, our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the material weakness identified in our September 30, 2007 Annual Report on Form 10-K, our management, including our CEO and the CFO, concluded that our disclosure controls and procedures remained ineffective, as of June 30, 2008.

The conclusion that our disclosure controls and procedures were not effective as of June 30, 2008, was based on the identification of a material weakness in internal controls as of September 30, 2007, for which remediation is underway.

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

(b)  Remediation of Material Weakness

We have implemented a remediation plan at the business unit where the material weakness originated.  Our remediation plan included each of the following:

•                 Deployed Company financial and operational experts to review and validate the business unit’s cost estimates on all contracts for the fiscal year ended September 30, 2007;

•                 Appointed a Chief Accounting Officer with experience in re-designing accounting and finance processes, realigning decentralized organizations and improving internal controls, in order to meet the requirements of our remediation plan;

•                 Replaced appropriate management, including the General Manager, Financial Manager, VP of Operations and several Project Managers at this business unit;

•                 Significantly enhanced project review procedures, including a job site walk through process and cost estimate reviews by appropriate independent experts and management from other Company business units;

•                 Reinforced the direct reporting relationship of the Finance team to Corporate Finance personnel;

•                 Standardized a best in class cost-to-complete process across the Company, with increased scrutiny at this business unit;

•                 Implemented a proprietary project management software system at this business unit;

•                 Enhanced accounting controls through the consolidation of back office processing; and

•                 Heightened review, testing and monitoring of the internal controls with respect to the operation of our project costs estimation processes at this business unit.

Management continues to monitor the progress being made at this subsidiary and remains committed to eliminating the material weakness during the fiscal year ending September 30, 2008.

(c)  Changes in Internal Control Over Financial Reporting

As of June 30, 2008, we believe that the steps identified above should eventually remediate the identified material weakness. This remediation is ongoing, and this represents the only changes to our internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We cannot be certain that the material weakness will be remediated by the plan outlined above nor do we provide assurance that no additional material weaknesses will be identified.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information, please refer to Note 7 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.  We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs (1)	Maximum of shares that may yet be purchased under the plans or programs
April 1, 2008 to April 30, 2008	—	$—	156,161	843,839
May 1, 2008 to May 31, 2008	54,659	$17.43	210,820	789,180
June 1, 2008 to June 30, 2008	135,774	$17.65	346,594	653,406
Total for period	190,433	$17.59

(1)         On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  This share repurchase plan is authorized through December 2009.  The table does not include 1,796 shares withheld to satisfy tax withholding requirements related to restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan.  The average cost of those shares was $16.34.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008).

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)    Filed herewith.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: August 11, 2008	By:	/s/RAYMOND K. GUBA
Raymond K. Guba
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008).

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)    Filed herewith.