Form 10-K
period 2008-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2008-12-15
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.    Yes ☒ No ☐

The aggregate market value of the voting stock of the Registrant on March 31, 2008 held by non-affiliates was approximately $101.1 million. On December 10, 2008, there were 14,625,241 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 4, 2009 is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.

PART I

DEFINITIONS

In this Annual Report on Form 10-K, the words "IES", the "Company", the "Registrant", "we", "our", "ours" and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company's actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•
credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the availability of such capital to our customers;

•
the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements, supply agreements, and financing and surety arrangements;

•
the possibility that certain of our net operating losses may be restricted or reduced in a change of control;

•
limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•
our ability to retain our financing agreements and surety arrangements under a change in control;

•
fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•
likelihood of project cancellations due to changes in demand or inability of our customers to retain sufficient financing;

•
our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•
competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;

•
potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•
the cost and availability of qualified labor, especially electricians and construction supervisors;

•
accidents resulting from the physical hazards associated with our work and potential for vehicle accidents;

•
loss of key personnel and effective transition of new management;

•
possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•
inaccurate estimates used when entering into fixed-priced contracts;

•
changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•
uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•
difficulty in fulfilling the covenant terms of our credit facilities;

•
challenges integrating new types of work or new processes into our divisions;

•
increased cost of surety bonds affecting margins on work and the ability to obtain additional bonding;

•
complications associated with the incorporation of new accounting, control and operating procedures;

•
the financial impact of new or proposed accounting regulations;

•
disagreements with taxing authorities with regard to tax positions we have adopted;

•
increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•
the residual effect with customers and vendors from our financial reorganization, resulting in higher costs, less work or less favorable delivery or credit terms;

•
success in transferring, renewing and obtaining electrical and construction licenses after the recent consolidation of our divisions;

•
our ability to integrate new operating, accounting and financial systems;

•
warranty losses or other latent defect claims in excess of our existing reserves and accruals;

•
warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;

•
growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance; and

•
the possibility that our restructuring program will not be successfully executed.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading "Risk Factors" could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1.    Business

Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets. We provide a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. As of September 2008, we provide our services from 112 locations serving the continental 48 states.

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

corporations; government agencies; municipalities; and homeowners. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts or projects which require specific market expertise such as hospitals or power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to either be recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, municipal infrastructure and health care facilities and residential developments, including both single-family housing and multi-family apartment complexes. We also offer low voltage contracting services as a complement to our electrical contracting business. Our low voltage services include design and installation of structured cabling for corporations, universities, data centers and switching stations for data communications companies as well as the installation of fire and security alarm systems. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity.

Competitive Strengths

Our competitive strengths include the following:

•
Safety culture—Performance of our contracting and maintenance services exposes us to unique potential hazards associated specifically with the electrical contracting industry. In view of these risks, we are resolute in our commitment to safety and maintaining a strong safety culture, which is reflected in our safety program and the significant reductions in loss time cases and OSHA recordable incidents over the past eight years. We employ 24 full-time safety managers and three safety directors who report directly to our Vice President of Safety and Productivity. We have also standardized safety policies, programs and procedures throughout all operating locations, including our new employee training program, which is beneficial to employees new to the industry. To further emphasize our commitment to safety, we have also tied certain management incentives to safety performance. Safety is a core value and an integral part of our business strategy. Our proven commitment to safety is often the key differentiator of our services versus our competition within the Commercial, Industrial and Residential marketplaces.

•
Geographic reach and diversity—We have 112 locations serving the continental 48 states. Our national footprint sometimes mitigates region specific economic slowdowns. Despite a national economic slowdown in the second half of 2008, we worked on approximately 850 contracts with gross revenues exceeding $250,000 each and nearly 2,200 contracts with gross revenues exceeding $50,000 each during fiscal year 2008. Since 1997, much of our revenues have been derived from the Sunbelt states, which have had faster population growth rates and higher demand for construction than the overall United States. Our geographic diversity also enables us to serve national customers with multiple locations.

•
Strong and diverse customer relationships—Our customer relationships extend over multiple markets and include general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. We have established many long-standing customer relationships as a result of providing high quality service throughout multiple projects. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2008. We believe that customer diversity provides us with many advantages including reducing our dependence on, or exposure to, any single customer.

•
Expertise—We have expertise in high-rise buildings including hotels, condominiums and office buildings, retail centers, hospitals, data centers, transmission and distribution lines, switching centers and utility substations and single-family and multi-family residential homes. We believe our technical expertise provides us with (1) access to higher margin design-and-build projects; (2) access to growth markets including wireless telecommunications, high voltage line work, video and security and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors. Our expertise in a variety of industries coupled with our national reach allows us to be flexible and to share our expertise across regions.

•
Licensing—Our master electricians must be licensed in one or more cities or other jurisdictions in order to obtain the permits required in our business. Some employees have also obtained specialized licenses in areas including security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

•
Ability to service national projects—Our nationwide footprint helps us compete for large, national contracts with customers that operate throughout the United States and large government contracts. Additionally, we believe our size and national service offering uniquely positions us as the only single source, open shop electrical contracting service provider able to execute projects on a national basis. This type of work represents a growing market and we have made progress in pursuing these sizable accounts. We are able to undertake very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors.

•
Access to surety bonding—Losses experienced by the surety industry in recent years have caused surety providers to limit capacity and increase prices to both us and our competitors. However, based on the success of our contracting activities, safety record, financial position and operating results, we have recently entered a new co-surety arrangement that provides a bonding capacity of $325.0 million with our two primary co-surety providers and lowers our bonding costs.

•
Strong financial profile—Our liquidity position allows us to attract new business opportunities. As of September 30, 2008, we had cash and cash equivalents of $64.7 million, working capital of $129.0 million and long-term debt of $26.7 million. We also have a $60.0 million revolving credit facility of which $24.0 million was available as of September 30, 2008.

•
Proprietary systems and processes—We have proprietary project management systems and processes that assist us to bid on projects, to manage projects once they have been awarded and to maintain and track project information. In addition, we have developed techniques and processes for installation on a variety of different projects that utilize a proprietary project management operating system and best practices. We continue to focus internally on integrating our information technology systems to enhance the operating controls of our organization, as well as integrating a consolidated procurement program to manage vendors on a national basis.

•
Supply chain management—By pooling our buying power, we have negotiated a number of contracts with national providers that have resulted in preferred pricing arrangements and the ability to reduce our working capital investment. In recent years, our Supply Chain group has reduced our capital and operating expenditures through initiatives such as fleet reduction and maintenance, just-in-time inventory systems and inventory reduction, materials management, tool selection and negotiation and coordinated distribution efforts. Additionally, during our 2008 fiscal year, we utilized third parties to maintain and issue inventory directly to our field operations on an as needed basis, enabling us to reduce our inventory balances and related carrying costs.

•
Utilization of prefabrication processes—Our size and 100% merit shop environment has allowed us to implement best prefabrication practices across our divisions. We prefabricate and preassemble or prepackage significant portions of our electrical installations off-site and ship materials to the installation sites in specific sequences to optimize materials management, improve efficiency and minimize our employees' time on job sites. This is safer, more efficient and more cost effective for both us and our customers.

•
Experienced management—We have developed a strong team of executive officers who have a vast range of experiences and well-known reputations in the markets they serve. This team has been put in place to identify challenges that may arise within their business areas, to seek out opportunities for change and improvement, and to react quickly and efficiently when challenges and opportunities present themselves. Management's focus is to drive operational improvements, set strategy and build on our capabilities. Our management and employees currently own approximately 3% of our outstanding common stock.

Transformation Program

Throughout the 2008 fiscal year, we have executed a transformation program across our divisions and our corporate office. We are reinvesting in our business by improving our operating and information systems and processes to increase efficiency across our divisions. We are also strengthening the overall capabilities of our workforce and recruiting individuals who have the critical skills necessary to advance the Company. During 2008, we continued our focus on safety, significantly improving on our strong safety performance in 2007. We are resolute that a culture focused on safety is central to excellence in project execution and significantly reduces risks to our employees and, consequently, costs to the business. Collectively, these efforts are part of our ongoing journey to become the premier provider of electrical and communication systems and services.

We remain focused on strengthening the foundation of the Company. In accordance with our transformation program, during fiscal year 2008 we:

•
rebranded our lines of business as IES Commercial, IES Industrial and IES Residential to facilitate our ability to market the Company as a fully-integrated national brand;

•
completed a strategic reorganization within our Commercial, Industrial and Residential operating segments, which aligned businesses along industry lines, created shared services centers within these groups, eliminated redundant positions throughout the Company and improved controls and productivity;

•
reorganized our Commercial line of business into six operating divisions, replacing several division presidents with six general managers;

•
hired several new key management members with leadership responsibility for operations, accounting, corporate finance and budgeting, information technology, employee learning and development and recruiting;

•
implemented a leadership development program to develop a more effective leadership team, create an integrated culture and improve overall business performance;

•
enhanced our internal succession planning efforts through our leadership development, recruiting and training programs;

•
implemented a comprehensive project management software program across our divisions and at our shared service centers to standardize our project management and reporting processes and provide all of our divisions near real-time visibility into project performance;

•
implemented an accounting consolidation and reporting system that will provide management more robust financial data and transparency;

•
closed four office locations in our Residential line of business and three office locations in our Commercial line of business, consolidating them into other IES locations;

•
replaced and partially paid down our term loan under improved terms;

•
renegotiated the terms of our credit facility with Bank of America, eliminating or reducing certain of our covenant requirements and extending its term to May 2010;

•
worked to turn around underperforming divisions; and

•
closed one division in a market we determined was no longer part of our long-term strategy.

Industry Overview

Construction starts in the United States are projected to be over $500 billion in 2009 according to McGraw Hill Construction, and we believe that commercial, industrial, and residential electrical contracting represents approximately $45 billion of that amount. Since the middle of 2007, slowing economic conditions have lead to a sharp decrease in demand for residential housing, and commercial demand began to slow as well in the second half of 2008. Recent turmoil in the financial markets, notably the freezing up of credit markets, poses a significant near-term risk for the construction industry. Steps taken by the government and the Federal Reserve Board to restore liquidity are expected to have a positive impact; however, this impact is expected to be gradual. Looking beyond the current economic downturn, numerous factors could positively affect construction industry growth, including (i) population growth, which will increase the need for commercial, industrial and residential facilities, (ii) aging public infrastructure which must be replaced or repaired, and (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending. We believe these factors will continue to drive demand for the electrical contracting services we offer.

Based on data provided by McGraw Hill Construction Analytics ("MHCA"), for the period from 2002 to 2007, the five-year compounded annual growth rate for non-residential construction was 8.4%. For the same period, the five-year compounded annual growth rate for residential construction was 1.2%. Looking forward, third parties project that the housing market should begin to rebound in late 2009 as the overall economy begins to recover and the impact of the economic stimulus package begins to take effect. Based on research provided by MHCA, residential construction is projected to experience a five-year compounded annual growth rate of 14.2% from 2008 to 2013. The projected five-year compounded annual growth rate for non-residential construction is projected to be 3.4% over the same period.

The Markets We Serve

Commercial Market—Our Commercial service offerings consist primarily of electrical, communications, renovation, replacement and service and maintenance work for customers within a variety of markets:

	Markets		Customers
•	airports	•	general contractors
•	community centers	•	developers
•	high-rise apartments and condominiums	•	building owners and managers
•	hospitals and health care centers	•	engineers
•	hotels	•	architects
•	casinos	•	consultants
•	manufacturing and processing facilities
•	military installations
•	office buildings
•	retail stores and centers
•	data centers
•	schools
•	theaters, stadiums and arenas

Demand for our Commercial services is driven by construction and renovation activity levels, as well as more stringent local and national electrical codes. From fiscal 2006 through 2008, the compound annual growth rate of our Commercial revenue was approximately 0.3% per year, due in large part to a more selective strategy focused on higher margin projects. Our Commercial segment represented approximately 58%, 52% and 49% of our consolidated revenues for the twelve-month periods ended September 30, 2008, 2007 and 2006, respectively. For additional financial information on the Commercial segment, see Note 11 to the consolidated financial statements, which are incorporated herein by reference.

New Commercial work begins with either a design request or engineer's plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary, detailed design specifications, engineering drawings and cost estimates. Projects we design and build generally provide us with higher margins. "Design and build" gives the Company full or partial responsibility for the design specifications of the installation. "Design and build" is an alternative to the traditional "plan and spec" model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform "design and build" work, because it allows us to use our specialized expertise to install a more value-added system for our customers with lower risk and generally higher profitability. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to the customer for payment, less retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to up to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during this time, including:

•
ordering equipment and materials;

•
fabricating or assembling certain components (pre-fabrication);

•
delivering materials and components to the job site; and

•
scheduling work crews, inspection and quality control.

We design and install communications infrastructure systems for the Commercial market as a complement to our primary electrical contracting services. We believe the demand for our communications services is driven by the following factors:

•
pace of technological change;

•
overall growth in voice and data traffic; and

•
the increasing market for broadband internet access.

Demand for our low voltage systems is driven by the construction industry growth rate and our ability to cross-sell among our customers.

Service and maintenance revenues, which represent less than 10% of consolidated revenues, are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to economic fluctuations. Service technicians are scheduled for the call or routed to the customer's place of business by the dispatcher. We will then follow up with the customer to schedule periodic maintenance work. Most service work is warranted for 30 days. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:

•
travels to the place of business;

•
interviews the customer;

•
diagnoses the problem;

•
prepares and discusses a price quotation; and

•
performs the work and often collects payment from the customer immediately.

Industrial Market—Our Industrial work consists of design and build solutions and project delivery services for industrial and manufacturing projects across the country. Our Industrial work is also supported with comprehensive, preventive, and on-site maintenance services. Our Industrial line of business supports a variety of customers and markets, including:

•
transmission and distribution operators;

•
refineries and chemical plants;

•
power generation facilities;

•
wind farms;

•
agricultural operations; and

•
pulp and paper mills.

The Industrial business generally has longer cycle times and is generally not as affected by short-term macroeconomic factors as our Commercial and Residential segments. Demand for our utilities services is driven by industry deregulation, limited maintenance or capital expenditures on existing systems and increased loads and supply and delivery requirements. We believe we have a competitive advantage in the Industrial sector due to our safety record, our significant surety bonding capacity, significant resource base and our access to credit. From fiscal 2006 to 2008 the compound annual growth rate of our Industrial revenue was approximately 10.5% per year, due to our efforts to strategically grow market share. Our Industrial segment represented approximately 16%, 13% and 13% of our consolidated revenues for the twelve-month periods ended September 30, 2008, 2007 and 2006, respectively. For additional financial information on the Industrial segment, see Note 11 to the consolidated financial statements, which are incorporated herein by reference.

Residential Market—Our work for the Residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, for local, regional and national homebuilders and developers. Demand for our Residential services is dependent on the number of single-family and multi-family home starts in the markets we serve. Single-family housing starts are affected primarily by the level of interest rates and general economic conditions in the region. A competitive factor particularly important in the Residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. Also bolstering these relationships is our financial strength which differentiates us from many of the smaller, private competitors in the current economic and credit market environment. This ability has become increasingly important as consolidation has occurred in the Residential construction industry, and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions.

The Residential business is generally less capital intensive than our Commercial and Industrial businesses; however, market conditions experienced in 2008 have greatly reduced demand for new home construction. Residential contracting also has lower barriers to entry and has a much lower requirement for surety bonding. Our results of operations from Residential construction are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter.

We are one of the largest providers of electrical contracting services to the United States residential construction market and we have a large market share in many of the markets we serve. Over the past two years, however, our results of operations have been adversely impacted by the downturn in the residential housing market. In line with the downturn in single-family housing, we experienced a 30% decline in our Residential revenues in fiscal year 2008 as compared to fiscal year 2007. Our compound annual growth rate from Residential electrical revenue has fallen by approximately 8.1% from fiscal 2006 through 2008. Our Residential segment represented approximately 26%, 35% and 38% of our consolidated revenues for the twelve-month periods ended September 30, 2008, 2007 and 2006, respectively. For additional financial information on the Residential segment, see Note 11 to the consolidated financial statements, which are incorporated herein by reference.

Customers

We have a diverse customer base. During the twelve-month periods ended September 30, 2008, 2007 and 2006, no single customer accounted for more than 10% of our revenues. We will continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service.

Backlog

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started. Backlog is not a guarantee of future revenues, as contractual commitments may change. As of September 30, 2008, our backlog was approximately $337 million compared to $333 million as of September 30, 2007. The overall quality of backlog has improved year-over-year, reflecting the Company's ongoing selectivity regarding new business. The Residential segment experienced improvement in backlog due to an increase in multi-family housing projects, while backlog in the Commercial segment was relatively flat year-over-year, and the Industrial segment declined due to competitive market pressures and ongoing selectivity. We do not include single-family housing or time and material work in backlog.

Employee Development

In the United States, the number of qualified electricians has fallen in recent years, making the recruitment, developments and retention of these individuals an essential part of our overall strategy. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, safety practices and our internal policies. We support and fund continuing education for our employees, as well as apprenticeship training for technicians under the Bureau of Apprenticeship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for four years may seek to become journeymen electricians and after additional years of experience, they may seek to become master electricians. We pay progressive increases in compensation to employees who acquire this additional training, and more highly trained employees serve as foremen, estimators and project managers. We also actively recruit and screen applicants for our technical positions and have established programs to recruit apprentice technicians directly from high schools and vocational technical schools in certain areas.

At September 30, 2008, we had 4,938 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is strong.

Competition

The electrical contracting industry is highly fragmented and is served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies in our industry. In the future, we may also face competition from new competitors entering these markets because electrical contracting has a relatively low capital requirement for entry.

Regulations

Our operations are subject to various federal, state and local laws and regulations, including:

•
licensing requirements applicable to electricians;

•
building and electrical codes;

•
regulations relating to worker safety and protection of the environment;

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

Risk Management and Insurance

The primary risks in our operations include health, bodily injury, property damage and construction defects. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage and workers' compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to large deductibles for which we establish reserves. Accordingly, we effectively self-insure for much of our exposures.

Seasonality and Quarterly Fluctuations

Our results of operations from Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Commercial and Industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Voluntary Reorganization Under Chapter 11

On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as "In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11." On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization (the "Plan"). The Plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from the commencement date through emergence from Chapter 11 on May 12, 2006, the effective date of the Plan (the "Plan Effective Date").

In accordance with the Plan:

  (i)
  The holders of our senior subordinated notes received, on the date we emerged from bankruptcy, in exchange for their total claims (including principal and interest), 82% of our fully diluted new common stock, representing 12,631,421 shares, before giving effect to options to be issued under a new employee and director stock option plan. Up to 10% of the fully diluted shares of new common stock outstanding as of the Plan Effective Date could be issued under the new employee and director stock option plan.

  (ii)
  The holders of our old common stock received 15% of our fully diluted new common stock, representing 2,310,614 shares, before giving effect to the 2006 Equity Incentive Plan.

  (iii)
  Certain members of management received up to an aggregate of 384,850 restricted shares of our new common stock, equal to 2.5% of our fully diluted new common stock, with an additional 0.5% reserved for new key employees, before giving effect to the 2006 Equity Incentive Plan. The restricted shares of our new common stock vest over an approximately 31.5 month period.

  (iv)
  $50 million in Senior Convertible Notes were refinanced from the proceeds of the $53 million Eton Park Term Loan. For additional information, see Note 7 to our consolidated financial statements set forth in Item 8 to this Form 10-K.

  (v)
  All other allowed claims were either paid in full in cash or reinstated.

Available Information

General information about us can be found on our website at www.ies-co.com under "Investor Relations." We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the United States Securities and Exchange Commission (the "SEC").

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports are available free of charge through our website as soon as it is reasonably practicable after we file them with, or furnish them to, the SEC. You may also contact our Investor Relations department and they will provide you with a copy of these reports. The materials that we file with the SEC are also available free of charge through the SEC website at www.sec.gov. You may also read and copy these materials at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

We have adopted a Code of Ethics for Financial Executives, a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an "audit committee financial expert" as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the Annual Meeting of Stockholders of the Company.

Item 1A.    Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. ("Tontine"). As a result, Tontine can control some of our affairs, including the election of directors who in turn appoint management. Tontine controls any action requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, divisions, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders, Tontine also controls decisions requiring shareholder approval affecting our capital structure, such as the issuance or repurchase of capital stock, the issuance or repayment of debt, and the declaration of dividends. Tontine's interests, at times, may not be aligned with the interests of other shareholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.

Our controlling shareholder has announced its intention to explore alternatives for the disposition of its holdings in our Company.

On November 10, 2008, Tontine, our controlling shareholder, announced that it has begun to explore alternatives for the disposition of its holdings in our Company, including both common stock and a $25.0 million term loan. Our credit agreements contain provisions for default in the event of a change in control. Similarly, certain of our financial arrangements and employment contracts contain provisions that will be triggered or accelerated upon the occurrence of a change of control event. Tontine, together with its affiliates, owns approximately 58% of our outstanding common stock. Should Tontine sell its position in the Company to a single shareholder or an affiliated group of shareholders, a change in control event would occur, causing us to be in default under our credit agreements and triggering the change of control provisions in certain of our employment contracts. Tontine also holds our $25.0 million term loan due on May 12, 2013, which may or may not be negotiated for repayment in connection with Tontine's exploration process or under the terms of a potential sale of the Company.

Availability of net operating losses may be reduced by a change in control.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell its position in IES to a single shareholder or an affiliated group of shareholders, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382.

Downturns in the construction industry could adversely affect our business because our business is dependent on levels of new construction activity.

The majority of our business involves the installation of electrical and communication systems in newly constructed and renovated buildings, plants and residences. The construction industry is cyclical and during calendar year 2008 has experienced a downturn in levels of housing starts, which has affected our business and results of operations. Our ability to maintain or increase revenues from new installation services in fiscal year 2009 will be impacted by the number of new construction starts and renovations during the period, which will likely correlate with the cyclical nature of the construction industry and the overall United States economy. The number of new construction starts and renovations during fiscal year 2009 will be affected by local economic conditions, and other factors, including the following:

•
availability of and access to credit by our customers;

•
interest rates and other factors affecting the availability and cost of financing;

•
employment and income levels;

•
tax implications for homebuyers and companies;

•
consumer confidence;

•
housing demand; and

•
commodity costs such as copper, aluminum, steel, lumber and fuel.

A majority of our business is focused in the southeastern and southwestern portions of the United States, concentrating our exposure to local economic conditions in those regions. The Residential construction portion of our business experienced negative growth and cost pressures throughout our 2008 fiscal year which affected the gross profit of that portion of our business by approximately $14.3 million. Our Commercial and Industrial markets remained stable during fiscal 2008.

To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control.

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

The electrical contracting industry is highly fragmented and is served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies from which we face competition in the industry. In the future, we could also face competition from new competitors entering these markets because electrical contracting has a relatively low capital requirement for entry. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

The availability and cost of surety bonds affect our ability to enter into new contracts and our margins on those engagements.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. We obtain our surety bonds from our two primary surety providers; however, there is no commitment from either of these providers to guarantee our ability to issue bonds for projects as they are required. Our ability to access this bonding capacity is at the sole discretion of our surety providers. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available. In prior years, we were subject to limitations on the size of individual bonds from our primary surety provider; however, that provision was removed in an October 2007 amendment to our surety agreement.

Due to seasonality and differing regional economic conditions, our results may fluctuate from period to period.

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in residential construction. Untimely weather delay from rain, heat, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. Additionally, cost increases in construction materials such as steel, aluminum, copper and lumber can alter the rate of new construction.

The estimates we use in placing bids could be materially incorrect. The use of incorrect estimates could result in losses on a fixed price contract. These losses could be material to our business.

We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. The cost of fuel, labor and materials, including copper wire, may vary significantly from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results.

Commodity costs may fluctuate materially and we may not be able to pass on all cost increases during the term of a contract.

We enter into many contracts at fixed prices and if the cost associated with commodities such as copper, aluminum, steel, fuel and certain plastics increase, our expected profit may decline under that contract.

There is a shortage of qualified electricians. Since the majority of our work is performed by electricians, this shortage may negatively impact our business, including our ability to grow.

There is a shortage of qualified electricians in the United States. In order to conduct our business, it is necessary to employ electricians and have those electricians qualified in the states where they do business. Our ability to increase productivity and profitability may be limited by our ability to employ, train and retain skilled electricians required to meet our needs. Accordingly, there can be no assurance, among other things, that:

•
we will be able to secure and maintain the skilled labor force necessary to operate efficiently;

•
our labor expenses will not increase as a result of a shortage in the skilled labor supply; and

•
we will be able to secure and maintain the skilled labor force necessary to implement our planned growth.

We may experience difficulties in managing future consolidations.

We have recently completed a strategic reorganization across our business under which we consolidated many of our administrative and operating functions. In the future, we may undergo additional consolidations. In the event we do implement further restructuring programs we cannot guarantee that our systems, procedures and controls will be adequate to support our operations, including the timely receipt of financial information.

We may experience difficulties in managing our billings and collections.

Our billings under fixed price contracts are generally based upon achieving certain milestones and will be accepted by the customer once we demonstrate those milestones have been met. If we are unable to demonstrate compliance with billing requests, or if we fail to issue a project billing, our likelihood of collection could be delayed or impaired, which, if experienced across several large projects, could have a materially adverse effect on our results of operations.

We have restrictions and covenants under our credit facility.

We may not be able to remain in compliance with the covenants in our credit facility. A failure to fulfill the terms and requirements of our credit facility may result in a default under one or more of our material agreements which could materially adversely affect our ability to conduct our operations and our financial condition.

Our reported operating results could be adversely affected as a result of goodwill impairment write-offs.

When we acquire a business, we record an asset called "goodwill" if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" establishes accounting and reporting requirements for goodwill and other intangible assets. SFAS No. 142 requires that goodwill attributable to each of our reporting units be tested at least annually. The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, we expect to perform impairment tests at least annually during the last fiscal quarter of each year. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

The vendors who make up our supply chain may be adversely affected by the current operating environment and credit market conditions.

We are dependent upon the vendors within our supply chain to maintain a steady supply of inventory, parts and materials under our existing just-in-time inventory system. Many of our divisions are dependent upon a limited number of suppliers, and significant supply discrepancies could adversely affect our operations. Under current market conditions, including both the construction slowdown and the tightening credit market, it is possible that one or more of our suppliers will be unable to meet the terms of our operating agreements due to financial hardships, liquidity issues or other reasons related to the market slowdown.

Our operations are subject to numerous physical hazards associated with the construction of electrical systems. If an accident occurs, it could result in an adverse effect on our business.

Hazards related to our industry include, but are not limited to, electrocutions, fires, machinery-caused injuries, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and may result in suspension of operations. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to deductibles for which we establish reserves and, accordingly, we effectively self-insure for much of our exposures. No assurance can be given that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations; nor can we assure you that we will be able to maintain adequate insurance at reasonable rates.

Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met.

On a quarterly basis, we evaluate our internal controls over financial reporting and our disclosure controls and procedures, which include a review of the objectives, design, implementation and effectiveness of the controls and the information generated for use in our periodic reports. In the course of our controls evaluation, we sought (and seek) to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, are being undertaken. This type of evaluation is conducted on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our periodic reports.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be satisfied. Internal controls over financial reporting and disclosure controls and procedures are designed to give reasonable assurance that they are effective and achieve their objectives. We cannot provide absolute assurance that all possible future control issues have been detected. These inherent limitations include the possibility that our judgments can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effect control system, misstatements due to error could occur without being detected.

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2008 and concluded that our disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. For more information on our internal controls, see Part II, Item 9A. "Management's Report on Internal Control Over Financial Reporting."

We have adopted tax positions that a taxing authority may view differently. If a taxing authority differs with our tax positions, our results may be adversely affected.

Our effective tax rate and cash paid for taxes are impacted by the tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We have established reserves to be used in the event that a taxing authority differs with the positions we have taken; however, in the event that disagreement over our tax positions does arise, there can be no assurance that our results of operations will not be adversely affected.

Litigation and claims can cause unexpected losses.

In the construction business there are frequently claims and litigation. There are also inherent claims and litigation risk associated with the number of people that work on construction sites and the fleet of vehicles on the road everyday. Claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters may be higher than the ordinary level in any one reporting period.

Latent defect claims could expand.

Latent defect litigation is normal for residential home builders in some parts of the country; however, such litigation is increasing in certain states where we perform work. Also, in recent years, latent defect litigation has expanded to aspects of the Commercial market. Should we experience similar increases in our latent defect claims and litigation, additional pressure may be placed on the profitability of the Residential and Commercial segments of our business.

The loss of a group or several key personnel, either at the corporate or operating level, could adversely affect our business.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our executive officers, senior management and management personnel at our divisions. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. We have employment agreements in place with our executives and many of our key senior leadership; however, such employment agreements cannot guarantee that we will not lose key employees, nor prevent them from competing against us, which is often dependent on state and local employment laws. If we lose a group of key personnel or even one key person at a division, we may not be able to recruit suitable replacements at comparable salaries or at all, which could adversely affect our operations. Additionally, we do not maintain key man life insurance for members of our management.

The loss of productivity, either at the corporate office or operating level, could adversely affect our business.

Our business is primarily driven by labor. The ability to perform contracts at acceptable margins depends on our ability to deliver substantial labor productivity. We cannot guarantee that our productivity will continue at acceptable levels at our corporate office or at our divisions for a particular period of time. With the increased activity of de-levering our balance sheet and the uncertainty in the market, there is an increased difficulty in maintaining morale and focus of employees. The loss of productivity could adversely affect the margins on existing contracts and our ability to obtain new contracts.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Equipment

We operate a fleet of approximately 1,900 owned and leased service trucks, vans and support vehicles. We believe these vehicles are adequate for our current operations.

Facilities

At September 30, 2008, we maintained branch offices, warehouses, sales facilities and administrative offices at 112 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas. Our properties are generally adequate for our present needs, and we believe that suitable additional or replacement space will be available as required.

Item 3.    Legal Proceedings

For information regarding legal proceedings, see Note 15 to the consolidated financial statements, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2008.

PART II

Item 5.    Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on NASDAQ under the ticker symbol "IESC." The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the years ended September 30, 2008 and 2007.

	High	Low
Year Ended September 30, 2007
First Quarter	$18.08	$13.96
Second Quarter	$26.96	$18.12
Third Quarter	$34.12	$23.77
Fourth Quarter	$36.17	$19.54
Year Ended September 30, 2008
First Quarter	$29.80	$16.56
Second Quarter	$18.51	$13.04
Third Quarter	$19.97	$15.31
Fourth Quarter	$22.06	$14.95

As of December 10, 2008, the closing market price of our common stock was $8.44 per share and there were approximately 392 holders of record.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under our credit facility for the development and operation of our business, or the repurchase of our common stock. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock, and the Company has established a Rule 10b5-1 plan to facilitate this repurchase. This stock repurchase was allowed under an amendment to our Loan and Security Agreement (see Note 7) that also allowed us to repay our Eton Park Term Loan and enter into our Tontine Term Loan. This share repurchase program is authorized through December 2009. During the year ended September 30, 2008, we repurchased 584,942 common shares under the share repurchase program at an average price of $17.73 per share.

Five-Year Stock Performance Graph

The following performance graph compares the Company's cumulative total stockholder return on its common stock with the cumulative total return of (i) the Russell 2000, (ii) a new peer group stock index (the "New Peer Group") selected in good faith by the Company and comprised of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Mastec, Inc., Pike Electric Corp., Black Box Corporation, Layne Christensen Company, Matrix Service Company, Quanta Services, Inc., Tetra Tech, Inc. and Willbros Group, Inc. and (iii) a previously used peer group stock index (the "Old Peer Group"), which was selected in good faith by the Company and comprised of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Mastec, Inc.

and Pike Electric Corp. To create the New Peer Group, our Old Peer Group was expanded to include six additional companies similar to ours in our industry or related industries in order to achieve a more broadly based benchmark. The cumulative total return computations set forth in the following performance graph assume (i) the investment of $100 in each of the Company's common stock, the Russell 2000, the New Peer Group and the Old Peer Group on September 30, 2003, and (ii) that all dividends have been reinvested. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.

The information contained in the following performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

        Copyright© 2008. Standard and Poor's, a division of the McGraw Hill Companies, Inc. All rights reserved www.researchdatagroup.com/s&p.htm

We emerged from reorganization under Chapter 11 of the United States Code on May 12, 2006. At that time, our common stock underwent a reverse split of one share of our new common stock for each 17.0928 shares of our old common stock then outstanding, which resulted in the restatement of the beginning number of shares on September 30, 2003.

	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008
Integrated Electrical Services, Inc.	$100.00	$69.71	$40.58	$13.41	$21.71	$14.89
Russell 2000	$100.00	$118.77	$140.09	$154.00	$173.00	$147.94
New Peer Group	$100.00	$93.32	$118.92	$131.38	$188.96	$167.50
Old Peer Group	$100.00	$117.36	$115.02	$117.74	$155.17	$112.45

 Purchases of Equity Securities by the Issuer and Affiliated Persons

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31, 2008	160,804	$17.60	507,398	492,602
August 1 to August 31, 2008	—	—	507,398	492,602
September 1 to September 30, 2008	77,544	$17.61	584,942	429,854

Total for period	238,348	$17.61

(1)
On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan is authorized through December 2009. The table does not include 2,204 shares withheld to satisfy tax withholding requirements related to restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan. The average cost of those shares was $18.60.

Item 6.    Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8 to this Form 10-K.

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
	(Dollars in thousands)
Continuing Operations:
Revenues	$818,287	$890,351	$413,054	$509,867	$842,063	$810,042
Cost of services	686,407	745,429	352,556	431,175	716,609	683,563

Gross profit	131,880	144,922	60,498	78,692	125,454	126,479
Selling, general and administrative expenses	117,366	136,969	53,115	69,409	128,074	118,613
(Gain) loss on sale of assets	(114)	(46)	18	107	1,782	(56)
Restructuring charges	4,815	824	—	—	—	—
Goodwill impairment	—	—	—	—	51,830	63,824

Income (loss) from operations	9,813	7,175	7,365	9,176	(56,232)	(55,902)

Reorganization items, net	—	—	1,419	(28,608)	—	—

Other (income) expense:
Interest expense, net	6,529	5,835	2,570	14,929	28,291	23,184
Other, net	(673)	(336)	(4)	241	2,283	6,067

Interest and other expense, net	5,856	5,499	2,566	15,170	30,574	29,251

Income (loss) from continuing operations	3,957	1,676	3,380	22,614	(86,806)	(85,153)
Provision for income taxes	2,921	2,276	425	758	9,689	7,361

Net income (loss) from continuing operations	1,036	(600)	2,955	21,856	(96,495)	(92,514)
Discontinued Operations:
Loss from discontinued operations	(549)	(4,977)	(11,126)	(14,068)	(40,992)	(28,627)
Benefit for income taxes	(197)	(1,165)	—	—	(7,855)	(3,723)

Net loss from discontinued operations	(352)	(3,812)	(11,126)	(14,068)	(33,137)	(32,350)

Net income (loss)	$684	$(4,412)	$(8,171)	$7,788	$(129,632)	$(124,864)

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.04)	$0.20	$1.46	$(6.45)	$(6.18)
Discontinued operations	$(0.02)	$(0.25)	$(0.74)	$(0.94)	$(2.21)	$(2.16)
Total	$0.05	$(0.29)	$(0.55)	$0.52	$(8.66)	$(8.34)
Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.04)	$0.19	$1.42	$(6.45)	$(6.18)
Discontinued operations	$(0.02)	$(0.25)	$(0.72)	$(0.91)	$(2.21)	$(2.16)
Total	$0.05	$(0.29)	$(0.53)	$0.51	$(8.66)	$(8.34)
Shares used in the computation of earnings (loss) per share:
Basic	14,938,619	15,058,972	14,970,502	14,970,502	14,970,502	14,970,502
Diluted	15,025,023	15,058,972	15,373,969	15,373,969	14,970,502	14,970,502
Balance Sheet Data:
Cash and cash equivalents	$64,709	$69,676	$28,166	$16,973	$37,945	$22,232
Working capital	128,993	157,690	134,279	171,602	(32,231)	224,383
Total assets	319,776	353,422	375,515	379,322	412,854	580,933
Total debt	29,644	45,776	55,765	53,158	223,884	231,240
Total stockholders' equity	147,106	153,925	154,643	160,342	15,861	143,168

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto, set forth in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. For additional information, see "Disclosure Regarding Forward-Looking Statements" in Part I of this Form 10-K.

General

Voluntary Reorganization Under Chapter 11

On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as "In re Integrated Electrical Services, Inc. et. al. Case No. 06-30602-BJH-11." On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization (the "Plan"). The Plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on May 1, 2006. Capitalized terms used in this section but not defined herein shall have the meaning set forth in the Plan. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from February 14, 2006, the commencement date, through emergence from Chapter 11 on May 12, 2006, the effective date of the Plan (the "Plan Effective Date").

Recent Developments

Consistent with our Transformation Program described in Item 1. "Business," selected significant actions undertaken subsequent to our year ended September 30, 2008 include the following:

•
hired a new Group Vice President for our Commercial line of business who has over 20 years of experience in the construction industry and has held several senior management positions in his career;

•
established a national business development group, reassigning three of our former business leaders to these development roles, and hired a senior executive to run the program.

•
entered a co-surety arrangement with two independent surety providers that has increased our bonding capacity to $325.0 million; and

•
outsourced our payroll processing and management to a leading national provider and employed technology to capture labor utilization real time.

Basis of Presentation

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), we applied "fresh-start" accounting as of April 30, 2006. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). References to "Successor" in the financial statements are in reference to reporting dates on and after April 28, 2006. References to "Predecessor" in the financial statements are in reference to reporting dates through April 30, 2006, including the impact of Plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 16 to our consolidated financial statements set forth in Item 8 to this Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

As used in this Form 10-K, the terms "IES", the "Company", "we", "our", and "us", when used with respect to the periods prior to our emergence from Chapter 11, are references to the Predecessor, and when used with respect to the period commencing after our emergence, are references to the Successor, unless otherwise indicated or the context otherwise requires.

The Plan of Reorganization

The Plan was approved by the Bankruptcy Court on the confirmation date, April 26, 2006. In accordance with the Plan:

  (i)
  The holders of our senior subordinated notes received, on the date we emerged from bankruptcy, in exchange for their total claims (including principal and interest), 82% of our fully diluted new common stock, representing 12,631,421 shares, before giving effect to options to be issued under a new employee and director stock option plan. Up to 10% of our fully diluted shares of new common stock outstanding as of the Plan Effective Date could be issued under the new employee and director stock option plan.

  (ii)
  The holders of our old common stock received 15% of our fully diluted new common stock, representing 2,310,614 shares, before giving effect to the 2006 Equity Incentive Plan.

  (iii)
  Certain members of management received up to an aggregate of 384,850 restricted shares of our new common stock, equal to 2.5% of our fully diluted new common stock, with an additional 0.5% reserved for new key employees, before giving effect to the 2006 Equity Incentive Plan. The restricted shares of our new common stock vest over an approximately 31.5 month period.

  (iv)
  $50 million in Senior Convertible Notes were refinanced from the proceeds of the $53 million Eton Park Term Loan. For additional information, see Note 7 to our consolidated financial statements set forth in Item 8 to this Form 10-K.

  (v)
  All other allowed claims were either paid in full in cash or reinstated.

Reorganization Items

Reorganization items refer to expenses (including professional fees), realized gains, losses and provisions for losses that were realized or incurred as a result of the bankruptcy proceedings. There were no reorganization items recorded during the years ended September 30, 2008 or 2007 (Successor). The following table summarizes the components included in reorganization items in our consolidated statements of operations for the five months ended September 30, 2006 (Successor) and for the seven months ended April 30, 2006 (Predecessor):

	Successor	Predecessor
	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
	(Dollars in thousands)
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

Exit or Disposal Activities

In March 2006, as a result of disappointing operating results, our Board of Directors directed us to develop alternatives with respect to five underperforming divisions in our Commercial and Industrial segments. On March 28, 2006, we committed to an exit plan with respect to these five underperforming divisions. The exit plan committed to a shut-down or consolidation of the operations of these divisions or, alternatively, the sale or other disposition of the subsidiaries, whichever came sooner. These divisions' assets, liabilities and operating results for both the current period and prior periods have been reclassified as discontinued operations. For a summary of our exit plan, see "Discontinued Operations" below.

In our assessment of the estimated net realizable value of the accounts receivable at these divisions, in March 2006, we increased our general allowance for doubtful accounts, having considered various factors, including the risk of collection and the age of the receivables. We believe this approach is reasonable and prudent.

In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States' operating equipment was either transferred to other IES companies or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States' assets, liabilities and operating results for both the current and prior periods have been reclassified as discontinued operations.

In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker's assets, liabilities, and operating results for both the current and prior periods have been classified as discontinued operations.

Remaining net working capital related to these divisions was $1.5 million and $4.0 million as of September 30, 2008 and 2007, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these divisions' working capital, we could experience additional losses of working capital. We believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to monetize these assets.

The exit plan is complete for the divisions that we elected to exit in March 2006, and the operations of these subsidiaries ceased as of September 30, 2006. Mid-States' operations were shut down as of June 30, 2007. Haymaker's operations where shut down as of August 31, 2008. Revenue for these subsidiaries totaled $3.7 million, $11.5 million, $24.8 million and $81.7 million for the years ended September 30, 2008 and 2007 (Successor), the five-month period ended September 30, 2006 (Successor), and the seven-month period ended April 30, 2006 (Predecessor), respectively.

Restructuring Program

We have restructured our operations from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring is part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen financial controls and, as a result, position the Company to implement a market-based growth strategy in the future. The restructuring program has consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at our 27 divisions. Since we began the program in June 2007, we have recorded a total of $5.6 million of restructuring charges.

The first component of our restructuring program was initiated in our Industrial segment in June 2007. Under this portion of the planned restructuring, 5 of our divisions were integrated under the IES Industrial segment, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas. In connection with this realignment, we approved a transition and severance benefits program for 28 employees who were separated from the Company through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $0.4 million in severance charges for the value of cash compensation and payroll taxes that will be paid out through January 2009 in the form of salary continuation. Since the inception of this program, we have recognized $0.5 million in severance charges for our Industrial segment.

The second component of our restructuring program was initiated in our Commercial segment in September 2007. Under this portion of the restructuring, 17 of our divisions were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona. In connection with this realignment, we approved a transition and severance benefits plan for approximately 110 employees who have been or will be separated through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $2.1 million in severance charges for cash compensation and payroll taxes that will be paid out through January 2009 in the form of salary continuation. Since the inception of this program, we have recognized $2.2 million in severance charges for our Commercial segment.

The third component of our restructuring program was initiated in our Residential segment in September 2007. Under this portion of the restructuring, 5 of our divisions were integrated under the IES Residential segment during our 2008 fiscal year, and the support and administrative functions of those businesses were combined at an operating location near Houston, Texas. In connection with this realignment, we approved a transition and severance benefits plan for 22 employees who have been separated through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $0.2 million in severance liabilities for cash compensation and payroll taxes.

In addition to the severance costs described above, we incurred other charges of approximately $2.0 million predominately for consulting services associated with our restructuring program during the year ended September 30, 2008 (Successor). We also wrote off $0.1 million of leasehold improvements at an operating location that we closed during the same period.

Surety

Co-Surety Arrangement

We are party to that certain Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, as amended (the "Surety Agreement"), with one of our existing surety providers and certain of its affiliates (collectively, the "Initial Surety Provider"), which provides for surety bonds to support our contracts with certain of our customers. As of September 30, 2008, we had $467.9 million in aggregate face value of bonds insured under this bonding facility, and we had $108.4 million in bonded costs to complete under this facility. As of September 30, 2008, we maintained $9.6 million in cash collateral plus accrued interest with the Initial Surety Provider, as well as $21.0 million in letters of credit under the Surety Agreement. In November 2008, the Initial Surety Provider returned $5.0 million of this collateral to us.

Effective October 27, 2008, we entered into an amendment to our Surety Arrangement with the Initial Surety Provider and a second surety provider and certain of its affiliates (collectively, the "Co-Surety Provider"). This co-surety financing arrangement (the "Co-Surety Financing Arrangement") provides for the Initial Surety Provider and the Co-Surety Provider, at their sole and absolute discretion, to issue up to an aggregate of $325.0 million in new surety bonds. The bond premium is an average of $11.25 per one thousand dollars of contract cost for projects less than 24 months in duration, with additional surcharges for projects extending beyond 24 months. Each surety provider will assume 50% of the risk of each bond written.

We are also party to a General Agreement of Indemnity, dated March 21, 2006, as amended, with an individual surety (the "Individual Surety Provider"), to supplement the bonding capacity. Under this facility, the Individual Surety Provider has agreed to extend aggregate bonding capacity not to exceed $150.0 million in additional bonding capacity, with a limitation on individual bonds of $15.0 million. The bonds from the Individual Surety Provider are not rated (as opposed to those of our other surety providers); however, the issuance of these bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp, as trustee, for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.

The Individual Surety Provider's obligation to issue new bonds is discretionary, and the aggregate bonding is subject to the Individual Surety Provider's receipt of $2.0 million in collateral to secure all of our obligations to them. Bank of America, N.A. and the Individual Surety Provider have entered into an inter-creditor agreement. As of September 30, 2008, we had $41.1 million in aggregate face value of bonds issued under this bonding facility, and we had $1.0 million of bonded cost to complete under this facility.

Financing

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the "Tontine Term Loan") with Tontine Capital Partners, L.P. ("Tontine"), a related party. The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of our Eton Park Term Loan (as defined below).

The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind, at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (as defined below) with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

Camden Note Payable

On August 1, 2008, we financed an insurance policy with a $4.6 million note payable from Camden Premium Finance, Inc. (the "Camden Note Payable"), bearing interest at 4.59% through July 1, 2010. Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until October 1, 2009, followed by ten equal payments of $167,589 (including principal and interest). As of September 30, 2008, we have a remaining liability of $4.4 million under the Camden Note Payable which reflects future principal payments.

The Revolving Credit Facility

On May 12, 2006, we entered into that certain Loan and Security Agreement, as amended (the "Loan and Security Agreement"), for a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. and certain other lenders.

On December 12, 2007, we entered into an amendment to the Loan and Security Agreement. This amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments made in September 2007 by the Company as part of its transformation program to implement operational improvements. This amendment also permitted us to repay our Eton Park Term Loan and enter into a new subordinated note agreement for a reduced principal amount. Finally, this amendment allowed us to implement a stock repurchase program for up to one million shares of common stock over the following 24 months.

The Loan and Security Agreement was amended again on May 9, 2008. At that time, we renegotiated the terms of our Revolving Credit Facility, extended the maturity date to May 12, 2010, and reduced the revolving credit facility to a maximum of $60.0 million to better meet our needs.

The Revolving Credit Facility contains customary affirmative, negative and financial covenants, which were modified in conjunction with this amendment of the Loan and Security Agreement. These financial covenants are described in more detail below. For additional information, see Note 7 to our consolidated financial statements set forth in Item 8 to this Form 10-K. In connection with this amendment to the Loan and Security Agreement, we incurred a $275,000 charge from Bank of America, N.A., of which $200,000 has been classified as a prepaid expense and is being amortized over 12 months and $75,000 has been classified as a deferred financing fee and is being amortized over 24 months.

Currently, the Revolving Credit Facility provides us with access to revolving borrowings in the aggregate amount of up to $60.0 million. At September 30, 2008, we had $34.0 million in letters of credit issued against the Revolving Credit Facility and $26.0 million available under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries' existing and future acquired assets, exclusive of collateral provided to our surety providers. In addition to the financial covenants discussed herein, under the Revolving Credit Facility, we are also restricted from paying cash dividends and limited in our ability to repurchase our common stock. The maturity date of the Revolving Credit Facility is May 12, 2010.

Under the renegotiated terms of the Revolving Credit Facility, interest was calculated at LIBOR plus 3.0%, or the lender's prime rate (the "Base Rate") plus 1.0% through September 30, 2008. Thereafter, interest will be based on our total liquidity, which is calculated as cash on hand plus availability under the Revolving Credit Facility, as shown in the following table.

Total Liquidity	Interest Rate
Greater than $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%
From $40 million to $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%
Less than $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%

The letter of credit fee under the Loan and Security Agreement is 3.25% through September 30, 2008, after which the letter of credit fee will be based on the same factor as loans outstanding.

In addition, we are charged monthly in arrears (i) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (ii) certain other fees and charges as specified in the Loan and Security Agreement. Finally, the Revolving Credit Facility is subject to a prepayment fee of 0.5% until May 2009 and 0.25% until May 2010.

Through May 9, 2008, loans under the Revolving Credit Facility bore interest at LIBOR plus 3.5% or the Base Rate plus 1.5% on the terms set in the Loan and Security Agreement. In addition, we were charged monthly in arrears (i) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (ii) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit, and (iii) certain other fees and charges as specified in the Loan and Security Agreement.

The financial covenants for the Revolving Credit Facility in effect on September 30, 2008, are described in the table that follows. As of September 30, 2008, we are in compliance with all of the financial covenants under the Revolving Credit Facility:

Covenant	Requirement	Actual
Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Loss of $1.0 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	N/A(1)
Leverage Ratio	Maximum of 3.50:1.00	N/A(1)

(1)
This covenant requirement will not be in effect at any time our total liquidity, as defined in the Loan and Security Agreement, exceeds $50 million.

As of September 30, 2007, we were also in compliance with all of our financial covenants under the Revolving Credit Facility.

The Eton Park / Flagg Street Term Loan

Immediately preceding our emergence from Chapter 11, we had $51.9 million in senior convertible notes (the "Senior Convertible Notes") outstanding. On the date we emerged from Chapter 11,

May 12, 2006, we entered into a $53.0 million senior secured term loan (the "Eton Park Term Loan") with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates to refinance the Senior Convertible Notes. On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into a $25 million senior subordinated loan agreement with Tontine Capital Partners, L.P., the Tontine Term Loan (as described above). Along with a prepayment penalty of $2.1 million that was included in interest expense and accrued interest of $1.0 million, the payoff amount under the Eton Park Term Loan was $48.7 million. Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan. The Eton Park Term Loan bore interest at 10.75% per annum, subject to adjustment, as set forth in the loan agreement governing the Eton Park Term Loan, and was to mature on May 12, 2013.

Pre-Petition Credit Facility

On August 1, 2005, we entered into a three-year $80.0 million pre-petition asset-based revolving credit facility with Bank of America, N.A., as administrative agent (the "Pre-Petition Credit Facility"). The Pre-Petition Credit Facility allowed us and our subsidiaries to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the Pre-Petition Credit Facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80.0 million. The Pre-Petition Credit Facility was replaced by a Debtor-in-Possession Credit Facility (as defined below) on February 14, 2006.

Debtor-in-Possession Financing

On February 14, 2006, in connection with our Chapter 11 case, we entered into that certain Debtor-in-Possession Loan and Security Agreement, with Bank of America, N.A., as collateral and administrative agent (the "Debtor-in-Possession Credit Facility"). The Debtor-in-Possession Credit Facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006. The Debtor-in-Possession Credit Facility provided for an aggregate financing of $80.0 million while we were in bankruptcy, consisting of a revolving credit facility of up to $80.0 million, with a $72.0 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the Pre-Petition Credit Facility constituted obligations and liabilities under the Debtor-in-Possession Credit Facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the Pre-Petition Credit Facility during the seven-month period ended April 30, 2006 (Predecessor).

We utilized the Debtor-in-Possession Credit Facility to issue letters of credit for (i) certain insurance programs; (ii) our surety programs; and (iii) certain projects. On May 12, 2006, upon our emergence from Chapter 11, in accordance with the Plan, the Debtor-in-Possession Credit Facility was replaced by that certain Revolving Credit Facility (as defined above) with Bank of America, N.A.

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2 of our consolidated financial statements, set forth in Item 8 of this Form 10-K, and at relevant sections in this discussion and analysis.

As a result of our Chapter 11 bankruptcy proceedings, we prepared our financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), from the commencement date through April 30, 2006, the date of adoption of fresh-start reporting. SOP 90-7 requires us to, among other things, (i) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (ii) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, (iii) assess the applicability of fresh-start accounting upon emergence from bankruptcy and (iv) allocate the reorganization value to our assets and liabilities only if fresh-start is applicable. This allocation requires certain assumptions and estimates to determine the fair value of asset groups including estimates about future cash flows and discount rates, among other things.

We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake. Additionally, we derive a significant amount of our revenues from new construction in the southern part of the United States. Downturns in new construction activity in the southern part of the United States could negatively affect our results.

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

We evaluate goodwill for potential impairment in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2008 and 2007 (Successor), the five-month period ended September 30, 2006 (Successor), or the seven-month period ended April 30, 2006 (Predecessor).

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we periodically assess whether any impairment indicators exist. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections. During the year ended September 30, 2007 (Successor), and the seven-month period ended April 30, 2006 (Predecessor), we recorded non-cash impairment charges of $11,000, and $0.4 million, respectively, related to long-lived assets of continuing operations. We did not record non-cash impairment charges during the year ended September 30, 2008 (Successor), or the five-month period ended September 30, 2006 (Successor).

We provide an allowance for doubtful accounts for unknown collection issues, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers' access to capital, our customers' willingness to pay, general economic conditions, and the ongoing relationships with our customers. In addition to these factors, the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings. The analysis management utilizes to assess collectability of our receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.

We are insured for workers' compensation, automobile liability, general liability, construction defects, employment practices and employee-related health care claims, subject to large deductibles. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate; however, self-insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents incurred but not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2008, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Income Taxes

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 created a single model to address accounting for uncertain income tax positions and established a minimum recognition threshold a tax position must meet before being recognized in the financial statements.

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

As the result of the adoption of FIN 48, and recognition of the cumulative effect of the adoption of the new accounting principal, we recorded an $8.2 million decrease in contingent tax liabilities. The reduction of the contingent tax liabilities resulted in a $7.8 million decrease in goodwill as prescribed by SOP 90-7 and a $0.4 million increase in retained earnings. Upon the adoption of FIN 48, the total liability for unrecognized tax benefits was $6.2 million, excluding accrued interest and penalties, which are discussed below. The liabilities for unrecognized tax benefits are a component of "Other Non-Current Liabilities" in our consolidated balance sheet. The reversal of the liabilities for unrecognized tax benefits would result in a $6.1 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7. The remaining $0.1 million would result in a decrease in the provision for income tax expense.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. Beginning October 1, 2009, under the provisions of SFAS 141(R), reductions in the valuation allowance and contingent tax liabilities attributable to all periods, if any should occur, will be recorded as an adjustment to income tax expense.

We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Upon the adoption of FIN 48, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits. The accrued interest and penalties are a component of "Other Non-Current Liabilities" in our consolidated balance sheet. The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7. The remaining $0.2 million would result in a decrease in the provision for income tax expense.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2005 and forward are subject to audit as are tax years prior to September 30, 2005, to the extent of unutilized net operating losses generated in those years. Currently, one of our business units is under a state audit for the tax years ended September 30, 2002, 2003 and 2005.

We anticipate that approximately $0.2 million of liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominately due to the expiration of the statues of limitation for unrecognized tax benefits and the settlement of a state audit.

New Accounting Pronouncements

In accordance with SOP 90-7, we were required to adopt all new accounting pronouncements upon emergence from bankruptcy, if issued prior to and have effective dates within one year of the date of adoption of fresh-start reporting. We adopted fresh-start reporting on April 30, 2006. These newly adopted accounting policies, as well as others, are described in Note 2 of our consolidated financial statements, set forth in Item 8 of this Form 10-K, and at relevant sections in this discussion and analysis.

Results of Operations

Effective April 30, 2006, we implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements for the Predecessor are considered to be presented on a different basis than those of the Successor. Therefore, the financial statements of the Predecessor and Successor are not considered comparable, and we are unable to present financial statements for our fiscal year 2006, which we define as the twelve-month period ended September 30, 2006. To the extent that material basis differences exist between the Predecessor and Successor, we have disclosed such differences.

Reclassification of Historical Operating Results

In conjunction with our transformation program, IES management now analyzes our operating results across three operating segments: Commercial, Industrial and Residential. Expenses associated with our Corporate office are classified as a fourth segment. Presently, each of our 27 former divisions is classified into one of these three segments based on the primary market that division serves, and all of the operating activity of that division is considered part of that segment's operating results, regardless of the nature of the work. In previous years, we allocated earnings according to the nature of the service provided; therefore, a division that served more than one customer group allocated its earnings according to the volume of services it provided each segment. In order to be consistent with our current three operating segments approach, we have reclassified our prior year earnings. This reclassification does not have any effect on our consolidated financial statements.

The following table presents selected historical results of operations of IES and subsidiaries (in millions).

	Successor						Predecessor
	Year Ended September 30, 2008		Year Ended September 30, 2007		Five Months Ended September 30, 2006		Seven Months Ended April 30, 2006
	$	%	$	%	$	%	$	%
	(Dollars in millions. Percentage of net revenues)
Revenues	$818.3	100%	$890.3	100%	$413.1	100%	$509.9	100%
Cost of services	686.4	84%	745.4	84%	352.6	85%	431.2	85%

Gross profit	131.9	16%	144.9	16%	60.5	15%	78.7	15%
Selling, general and administrative expenses	117.4	14%	137.0	15%	53.1	13%	69.4	14%
(Gain) loss on sale of assets	(0.1)	(0)%	(0.0)	(0)%	0.0	0%	0.1	0%
Restructuring charges	4.8	1%	0.8	0%	—	—	—	—

Income from operations	9.8	1%	7.2	1%	7.4	2%	9.2	2%
Reorganization items, net	—	—%	—	—%	1.4	0%	(28.6)	(6)%
Interest and other expense, net	5.9	1%	5.5	1%	2.6	1%	15.2	3%

Income before income taxes	3.9	1%	1.7	0%	3.4	1%	22.6	4%
Provision for income taxes	2.9	0%	2.3	0%	0.4	0%	0.8	0%

Net income (loss) from continuing operations	1.0	0%	(0.6)	(0)%	3.0	1%	21.9	4%
Net loss from discontinued operations	(0.3)	(0)%	(3.8)	(0)%	(11.1)	(3)%	(14.1)	(3)%

Net income (loss)	0.7	0%	$(4.4)	(0)%	$(8.2)	2%	$7.8	2%

 YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO YEAR
ENDED SEPTEMBER 30, 2007

Revenues

	Successor
	Year Ended September 30, 2008		Year Ended September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$473.6	57.9%	$460.2	51.7%
Industrial	129.7	15.8%	121.5	13.6%
Residential	215.0	26.3%	308.6	34.7%

Total Consolidated	$818.3	100.0%	$890.3	100.0%

Consolidated revenues for the year ended September 30, 2008 were $72.0 million less than the year ended September 30, 2007, a decline of 8.1%. This reduction was primarily attributed to the nationwide decline in demand for single-family homes which has affected our Residential line of business, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. Consistent with the slowdown in housing construction, Residential revenues decreased $93.6 million during the year ended September 30, 2008, down 30.3% as compared to the year ended September 30, 2007. We attribute approximately three quarters of this decrease to reductions in building activity throughout many of the markets we serve, while the remaining portion of the decrease was attributable to the effect of lower prices in response to the competitive market conditions and falling input prices, which affect the prices that we may then pass then along to our customers.

Revenues in our Commercial segment increased $13.4 million during the year ended September 30, 2008, a 2.9% improvement compared to the year ended September 30, 2007. Our Commercial segment has benefited from our selectivity and an increased focus on large-scale projects that we have begun for institutional developers, including universities, high-rise office towers, data communication and data centers. Partially offsetting the overall increase in revenues was reduced demand for light construction projects such as restaurants, movie theaters and local shopping centers, which was correlated to the slowdown in the housing sector. We have also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry.

Our Industrial segment posted an increase in revenues of $8.2 million during the year ended September 30, 2008, an increase of 6.7% as compared to the year ended September 30, 2007. The Industrial market generally has longer cycles than the rest of the construction industry due to the nature of the projects, which are often large-scale, multi-year contracts, financed by large corporations or government agencies. As such, many of these customers are better insulated from the market conditions that have affected our overall operating results. During the year ended September 30, 2008, our Industrial segment has seen growth in transmission and distribution service projects, including hurricane disaster recovery, as well as increased construction at electrical substations, ethanol plants and pulp and paper mills.

Gross Profit

	Successor
	Year Ended September 30, 2008		Year Ended September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$67.0	14.2%	$66.3	14.4%
Industrial	22.0	16.9%	21.4	17.6%
Residential	42.9	19.9%	57.2	18.5%

Total Consolidated	$131.9	16.1%	$144.9	16.3%

The $13.0 million decrease in our consolidated gross profit for the year ended September 30, 2008, as compared to the year ended September 30, 2007, was the result of lower consolidated revenues, as discussed above. Our overall gross profit percentage decreased slightly to 16.1% during the year ended September 30, 2008 versus 16.3% during the year ended September 30, 2007.

During the year ended September 30, 2008, our Residential segment experienced a $14.3 million reduction in gross profit as compared to the year ended September 30, 2007. This decline resulted from the aforementioned $93.6 million decrease in revenues related to the reduction in demand for single-family homes. However, the gross margin percentage in the Residential segment improved approximately 140 basis points during the 2008 fiscal year in spite of the revenue declines. We attribute much of the improvement in the Residential gross margin to improved execution in our multi-family division, where our average gross margin is nearly 25% compared to single-family housing where our average gross margin is approximately 18%. In addition to improved profitability at our multi-family housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.

Our Commercial segment's gross profit increased $0.7 million during the year ended September 30, 2008, as compared to the year ended September 30, 2007, driven primarily by $13.4 million of additional revenue, slightly offset by a 20 basis point decrease in gross margin during the 2008 fiscal year. Although we did have some higher input and fuel costs which reduced our margins, we were able to offset nearly all of the impact of those items through improvements in our overall project execution, which resulted from better project management, increased focus on selectivity, and the winding down of underperforming legacy projects primarily at two of our divisions.

Gross profit at our Industrial segment improved $0.6 million during the year ended September 30, 2008 as compared to the year ended September 30, 2007. The improved gross profit in our Industrial sector was correlated to higher project volumes which resulted in an $8.2 million increase in revenue during the 2008 fiscal year. Although revenues have increased, Industrial's overall gross margin percentage declined approximately 70 basis points during the same period primarily as a result of an increase in time and material projects that have a lower fixed margin. Also affecting profit margin during the year ended September 30, 2008 was the increase in certain operating costs, notably transportation expenses, and the completion of several older low margin jobs during the year.

Selling, General and Administrative Expenses

	Successor
	Year Ended September 30, 2008		Year Ended September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$38.2	8.1%	$48.3	10.5%
Industrial	7.4	5.7%	8.4	6.9%
Residential	33.2	15.5%	35.0	11.3%
Corporate	38.6	—%	45.3	—%

Total Consolidated	$117.4	14.3%	$137.0	15.4%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, consulting fees, travel and certain types of depreciation and amortization.

During the year ended September 30, 2008, our selling, general and administrative expenses were $117.4 million, a decrease of $19.6 million, or 14.3%, as compared to the year ended September 30, 2007. This decrease was due primarily to our strategic efforts to restructure our operations and to eliminate redundant positions and facilities. Since our restructuring program began we have eliminated approximately 160 positions. In addition, we have also been able to reduce many of our professional fees as we have improved our operating and financial controls and completed many of our turnaround efforts. Notable declines in our selling, general and administrative costs during the 2008 fiscal year as compared to the 2007 fiscal year, include: (i) a $9.2 million reduction in professional fees, including legal, consulting and accounting fees, (ii) a $6.9 million decrease in target incentives for our division leadership, (iii) a $2.2 million reduction in other general business expenses at our divisions, and (iv) a $1.1 million reduction in occupancy costs.

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

In conjunction with our restructuring program we recognized the following costs during the years ended September 30, 2008 and 2007 (in thousands)

	Successor
	Year Ended September 30,
	2008	2007
Severance compensation	$2,690	$212
Consulting and other charges	1,994	612
Non-cash asset write offs	131	—

Total restructuring charges	$4,815	$824

Interest and Other Expense, net

	Successor
	Year Ended September 30,
	2008	2007
	(Dollars in thousands)
Interest expense	$4,793	$8,162
Debt prepayment penalty	2,052	675
Deferred financing charges	1,778	1,295

Total interest expense	8,623	10,132

Interest income	2,094	4,297
Other income, net	673	336

Total interest and other expense, net	$5,856	$5,499

During the year ended September 30, 2008, we incurred interest expense of $4.8 million on an average debt balance of $29.4 million for the Tontine Term Loan and the Eton Park Term Loan, an average letter of credit balance of $37.9 million under the Revolving Credit Facility and an average unused line of credit balance of $34.4 million. We also incurred $35,000 interest expense on the $4.6 million Camden Note Payable we entered in August 2008. This compares to interest expense of $8.2 million for the year ended September 30, 2007, on an average debt balance of $52.5 million for the Eton Park Term Loan, an average letter of credit balance of $45.9 million under the Revolving Credit Facility and an average unused line of credit balance of $34.1 million.

As mentioned earlier in this report, on December 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan. We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million. During the year ended September 30, 2008, we also recorded $1.8 million of deferred financing charges, which reflect the amortization of fees incurred on the Tontine Term Loan and the Eton Park Term Loan before it was repaid. During the year ended September 30, 2007, we had deferred financing charges of $1.3 million, which reflect the amortization of fees incurred on the Eton Park Term Loan, and we incurred a debt prepayment penalty of $0.7 million on the Eton Park Term Loan.

During the year ended September 30, 2008, total interest expense was offset by $2.1 million in interest income on an average cash and cash equivalents balance of $70.3 million, as compared to $4.2 million in interest income on an average cash and cash equivalents balance of $91.7 million during the year ended September 30, 2007.

During the year ended September 30, 2008, other income of $0.7 million included a $1.1 million settlement with a group of former employees, out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages resulting from these employees' departure from the Company. We collected this settlement in full in March 2008.

Provision for Income Taxes

Our effective tax rate from continuing operations decreased from 135.8% for year ended September 30, 2007 to 73.8% for the year ended September 30, 2008. The decrease is attributable to an increase in pretax net income resulting in a 62.8% reduction in the rate, a decrease in contingent tax liabilities resulting in a 5.1% decrease in the rate, and an increase in additional valuation allowances against certain state and federal deferred tax assets, resulting in a 17.6% decrease in the rate, and is offset by additional deferred tax assets incurred as a result of the enactment of the Texas Margins Tax, resulting in a 23.5% increase in the rate, and other adjustments, resulting in a 0.1% increase in the rate.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, since March 2006, we have shut down seven underperforming subsidiaries. Our exit plan is substantially complete. Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were $3.7 million and $11.5 million, respectively, for the years ended September 30, 2008 and 2007; net loss at these subsidiaries was $0.4 million and $3.8 million, respectively, during these same periods.

YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO FIVE-MONTH PERIOD
ENDED SEPTEMBER 30, 2006

Revenues

	Successor
	Year Ended September 30, 2007		Five Months Period Ended September 30, 2006
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$460.2	51.7%	$196.5	47.6%
Industrial	121.5	13.6%	54.1	13.1%
Residential	308.6	34.7%	162.5	39.3%

Total Consolidated	$890.3	100.0%	$413.1	100.0%

The decline in Residential revenues as a percentage of our total revenues during the year ended September 30, 2007 as compared to the five months ended September 30, 2006 was due mainly to the effects of the nationwide decline in single-family and multi-family housing construction, which began during the 2007 fiscal year, partially offset by our ability to pass along increased material prices, in particular, copper wire. Both Commercial and Industrial revenues rose as a percentage of overall revenue during the year ended September 30, 2007 as compared to the five months ended September 30, 2006; however, we experienced a declining run rate in both business segments during fiscal year 2007 as compared to the five months ended September 30, 2006, reflecting the seasonal effect of a full twelve-month period.

Gross Profit

	Successor
	Year Ended September 30, 2007		Five Months Period Ended September 30, 2006
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$66.3	14.4%	$21.8	11.1%
Industrial	21.4	17.6%	8.6	15.9%
Residential	57.2	18.5%	30.1	18.5%

Total Consolidated	$144.9	16.3%	$60.5	14.6%

The 170 basis point improvement in our consolidated gross profit percentage for the year ended September 30, 2007, as compared to the five months ended September 30, 2006, was due to increased margins as a percentage of revenue in both the Commercial and Industrial segments. We attribute this improvement to better execution of new and existing contracts, improved control over our contract bidding process, and increased project oversight based on procedures put in place as a result of our transformation efforts. Gross margins in our Residential segment remained steady in spite of the decline in the number of housing starts in the second half of the 2007 fiscal year. We attribute the stability of the Residential gross margin to an improvement in the pricing environment relative to prior periods for inputs, including copper wire and aluminum, as well as improved project execution. The improved margins enabled us to partially mitigate the effects of revenue declines in the second half of fiscal 2007 associated with the slowdown in the Residential construction industry.

Selling, General and Administrative Expenses

	Successor
	Year Ended September 30, 2007		Five Months Period Ended September 30, 2006
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$48.3	10.5%	$18.4	9.4%
Industrial	8.4	6.9%	3.9	7.2%
Residential	35.0	11.3%	17.0	10.5%
Corporate	45.3	—%	13.8	—%

Total Consolidated	$137.0	15.4%	$53.1	12.9%

Selling, general, and administrative expenses include costs not directly associated with performing work for our customers. These costs primarily consist of compensation and benefits related to corporate management, occupancy and utilities, training, professional service and consulting fees, travel, certain types of depreciation and amortization, and repairs and maintenance expenses.

During the year ended September 30, 2007, our selling, general and administrative expenses increased to 15.4% of revenue principally as a result of our strategic efforts to reorganize the Company and to recruit and train new leadership. Notable items included in our total selling, general and administrative costs were $81.0 million in salary and employment-related costs for corporate, regional and local management, $10.5 million in occupancy and utility charges, $7.1 million in consulting charges under a transformation program to implement operational improvements, $13.2 million in other professional fees, including legal, consulting, accounting and auditing, $2.8 million in insurance costs not charged to cost of services, and $4.4 million in depreciation and amortization expense that was not charged to cost of services.

During the five-month period ended September 30, 2006, our selling, general, and administrative expenses were 12.9% of revenue. Notable items included in our total selling, general and administrative costs were $33.2 million in salary and employment-related costs for corporate, regional and local management, $4.4 million in occupancy and utility charges, $4.8 million for professional service fees, $0.8 million in insurance costs not charged to cost of services and $1.7 million in depreciation and amortization expense that was not charged to cost of services.

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

In conjunction with our restructuring program we recognized the following costs during the years ended September 30, 2007 (in thousands):

Successor
Year Ended September 30, 2007
Severance compensation	$212
Consulting and other charges	612

Total restructuring charges	$824

There were no restructuring charges during the five-month period ended September 30, 2006.

Reorganization Items

During the five months ended September 30, 2006, in connection with our reorganization under Chapter 11, we recorded $1.4 million of reorganization items related to professional services. There were no reorganization items in our 2007 fiscal year.

Interest and Other Expense, net

	Successor
	Year Ended September 30, 2007	Five-Month Period Ended September 30, 2006
Interest expense	$8,162	$3,366
Debt prepayment penalty	675	—
Deferred financing charges	1,295	196

Total interest expense	10,132	3,562

Interest income	4,297	992
Other income, net	336	4

Total interest and other expense, net	$5,499	$2,566

Interest and other expense (net) includes interest charged on our terms loans, and fees relating to letters of credit and lines of credit availed by the Company for routine operations. Financing costs related to debt amendments on our Eton Park Term Loan are also included in interest expense. Interest income we earn related to cash balances and short-term investments is netted against interest expense in our consolidated statement of operations.

During the year ended September 30, 2007, we incurred interest expense of $8.2 million on an average debt balance of $52.5 million for the Eton Park Term Loan, an average letter of credit balance of $45.9 million under the Revolving Credit Facility and an average unused line of credit balance of $34.1 million. We also recorded $1.3 million of deferred financing charges which reflect the amortization of fees incurred on the Eton Park Term Loan, and we incurred a debt prepayment penalty of $0.7 million on the Eton Park Term Loan.

For the five-month period ended September 30, 2006, we incurred interest expense of $3.4 million on an average debt balance of $54.7 million for the Eton Park Term Loan, an average letter of credit balance of $50.8 million under the Revolving Credit Facility and an average unused line of credit balance of $28.8 million. We also recorded $0.2 million of deferred financing charges which reflect the amortization of fees incurred on the Eton Park Term Loan.

During the year ended September 30, 2007, total interest expense was offset by $4.2 million in interest income on an average cash and cash equivalents balance of $91.7 million, as compared to $1.0 million in interest income on an average cash and cash equivalents balance of $54.7 million during the five-month period ended September 30, 2006.

Provision for Income Taxes

Our effective tax rate from continuing operations increased from 12.6% for the five-month period ended September 30, 2006 to 135.8% for the year ended September 30, 2007. The increase is attributable to a decrease in pretax net income, resulting in a 53.4% increase in the rate, a decrease in state income tax expense, resulting in a 37.8% increase in the rate, and an increase in additional valuation allowance against certain federal and state deferred tax assets, resulting in a 18.1% increase in the rate, and is offset by addtional deferred tax assets as a result of the enactment of the Texas Margins Tax, resulting in a 10.0% increase in the rate, and other adjustments, resulting in 3.9% increase in the rate.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, since March 2006, we have shut down seven underperforming subsidiaries. Our exit plan is substantially complete; however, there are still some revenues and expenses associated with the wind down of those operations. Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were $11.5 million and $24.8 million, respectively, for the year ended September 30, 2007 and the five-month period ended September 30, 2006; net loss at these subsidiaries was $3.8 million and $11.1 million, respectively, during these same periods.

Cost Drivers

As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. For our 2008 fiscal year, costs derived from labor and related expenses accounted for 41% of our total costs. Our labor-related expenses totaled $283.9 million, $303.9 million, $136.8 million and $170.8 million for the years ended September 30, 2008 and 2007 (Successor), the five-month period ended September 30, 2006 (Successor), and the seven-month period ended April 30, 2006 (Predecessor), respectively. As of September 30, 2008, we had 4,938 full-time employees, of which 4,035 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. The remaining 903 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may contribute through a payroll deduction. We make matching cash contributions of 50% of each employee's contribution up to 6% of that employee's salary.

For our 2008 fiscal year, costs incurred for materials installed on projects accounted for 48% of our total costs. This component of our expense structure is variable based on the demand for our services. We generally incur costs for materials once we begin work on a project. We generally order materials when needed, ship those materials directly to the jobsite, and complete the installation within 30 days. Materials consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. Our materials expenses totaled $329.7 million, $397.7 million, $197.7 million and $216.1 million for the years ended September 30, 2008 and 2007 (Successor), the five-month period ended September 30, 2006 (Successor), and the seven-month period ended April 30, 2006 (Predecessor), respectively.

We are insured for workers' compensation, employer's liability, auto liability, general liability and health insurance, subject to large deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. Expenses for claims administration, claims funding and reserves funding totaled $18.8 million, $27.2 million, $13.7 million and $17.1 million for the years ended September 30, 2008 and 2007 (Successor), the five-month period ended September 30, 2006 (Successor), and the seven-month period ended April 30, 2006 (Predecessor), respectively.

Impact of Fresh-Start Accounting on Depreciation and Amortization

Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment, including land, by $8.5 million, of which land represented $1.9 million and is not subject to depreciation. Since that time, this adjustment has resulted in $1.6 million, $2.7 million and $1.1 million, respectively, of additional depreciation expense for the years ended September 30, 2008 and 2007 (Successor) and for the five-month period ended September 30, 2006 (Successor). We expect that this adjustment will result in an increase of our depreciation expense by $0.2 million during our 2009 fiscal year, and a total of $0.6 million thereafter. Incremental depreciation associated with our discontinued operations was $0.2 million and $0.1 million during the year ended September 30, 2007 (Successor) and the five-month period ended September 30, 2006 (Successor), respectively. There was no incremental deprecation expense associated with our discontinued operations during the year ended September 30, 2008.

Additionally, upon adopting fresh start accounting, we established a contract loss reserve liability of $4.2 million to record the fair value of expected losses related to existing contracts. This reserve will be amortized as a reduction of cost of services over the remaining terms of the contracts. We recognized income of approximately $1.4 million and $1.8 million, respectively, related to the amortization of this contract loss reserve liability for the year ended September 30, 2007 (Successor) and the five-month period ended September 30, 2006 (Successor). We recognized less than $10,000 of additional income as a result of the contract loss reserve during the year ended September 30, 2008 (Successor). Additional income associated with our discontinued operations was $0.5 million and $0.5 million during the year ended September 30, 2007 (Successor) and the five-month period ended September 30, 2006 (Successor), respectively. There was no additional income as a result of the contract loss reserve during the year ended September 30, 2008 (Successor).

We also identified certain intangible assets of $6.1 million as a result of adopting fresh-start accounting. These assets will be amortized over their expected useful lives. As a result, we have recorded $1.2 million, $1.8 million and $0.9 million of amortization expense for the years ended September 30, 2008 and 2007 (Successor) and the five-month period ended September 30, 2006 (Successor), respectively. We expect that this adjustment will result in an increase of our amortization expense by $0.6 million during fiscal 2009 and a total of $1.6 million thereafter.

For additional information with respect to fresh start accounting, see Note 16, "Fresh-Start Reporting," set forth in Item 8 to this Form 10-K.

Discontinued Operations

Exit or Disposal Activities

As previously described in this report, on March 28, 2006, based on the recommendation of our Board of Directors, we committed to an exit plan with respect to five underperforming subsidiaries in our Commercial and Industrial segments. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or, alternatively, the sale or other disposition of the subsidiaries, whichever came sooner. The exit plan is complete for these subsidiaries.

In June 2007, we determined that our Mid-States Electric division, located in Jackson, Tennessee, would also be shut down. Mid-States' operating equipment was either transferred to other IES companies or sold to third parties, and all project work was completed prior to closing the company.

In August 2008, we determined that our Haymaker division, located in Birmingham, Alabama, would be shut down. Haymaker's operating equipment was either transferred to other IES companies or sold to third parties, and all project work was completed prior to closing the company.

Summary of Discontinued Operations

The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized operating results for all discontinued operations are outlined below (in thousands):

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
Revenues	$3,712	$11,537	$24,833	$81,742
Gross profit (loss)	$174	$(1,418)	$(6,741)	$(3,350)
Pre-tax loss	$(549)	$(4,977)	$(11,126)	$(14,068)

Working Capital

	Successor
	September 30, 2008	September 30, 2007
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$64,709	$69,676
Restricted cash	—	20,000
Accounts receivable:
Trade, net of allowance of $3,566 and $2,600 respectively	132,273	131,792
Retainage	30,833	29,532
Costs and estimated earnings in excess of billings on uncompleted contracts	14,743	16,059
Inventories	12,856	15,260
Prepaid expenses and other current assets	6,711	4,612
Assets held for sale and from discontinued operations	2,034	6,486

Total current assets	$264,159	$293,417

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,905	$78
Accounts payable and accrued expenses	98,046	98,293
Billings in excess of costs and estimated earnings on uncompleted contracts	33,711	35,130
Liabilities related to assets held for sale and from discontinued operations	504	2,226

Total current liabilities	$135,166	$135,727

Working capital	$128,993	$157,690

During the year ended September 30, 2008, working capital decreased by $28.7 million, or 18.2%, as compared to September 30, 2007, primarily due to our repayment of the Eton Park Term Loan and our concurrent entrance into the Tontine Term Loan. On December 12, 2007, we entered into the $25.0 million Tontine Term Loan, the proceeds of which, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan, which had an outstanding balance of $45.6 million; with accrued interest of $1.0 million and a prepayment penalty of $2.1 million, the total payment amount under the Eton Park Term Loan was $48.7 million.

During the year ended September 30, 2008, our current assets decreased by $29.3 million, or 10.0%, to $264.2 million, as compared to $293.4 million as of September 30, 2007. Cash and cash equivalents (including restricted cash), decreased by $25.0 million during the year ended September 30, 2008 as compared to September 30, 2007, of which amount, $23.7 million was related to the refinancing of our term loan agreements as discussed above. Trade accounts receivables, net, rose by $0.5 million at September 30, 2008 as compared to September 30, 2007, as days sales outstanding increased to 63 days as of September 30, 2008 from 58 days as of September 30, 2007. We attribute the increase in days sales outstanding to two factors: (i) we have generated a higher percentage of our revenues from the Industrial and Commercial segments in the current year, and projects in those markets tend to bring more complexity and can sometimes result in slower payments than the jobs within the Residential segment, and (ii) softening economic conditions for the construction industry as a whole has resulted in some companies aggressively managing their cash flow, leading to somewhat slower payment of invoices. Within the current financial environment, we continue to monitor the collectability of our receivables closely. We also experienced a $1.3 million increase in retainage and a $1.3 million decrease in costs in excess of billings during the year ended September 30, 2008 as compared to September 30, 2007. Inventories decreased by $2.4 million during the year ended September 30, 2008 as compared to September 30, 2007, reflecting the success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems and improved material management. Prepaid expenses and other current assets increased by a total of $2.1 million during the year ended September 30, 2008 as compared to September 30, 2007, primarily due to a two year $4.9 million insurance policy we entered in August 2008. Finally, we experienced a $4.5 million decrease in assets from discontinued operations during the year ended September 30, 2008 as compared to September 30, 2007, due in large part to the collection of a nearly $3.0 million receivable at one of our discontinued subsidiaries.

During the year ended September 30, 2008, our total current liabilities decreased by $0.6 million, to $135.2 million, compared to $135.7 million as of September 30, 2007. We reduced liabilities at our discontinued operations by $1.7 million during the year ended September 30, 2008 as compared to September 30, 2007, as these units wound down their operations. During the year ended September 30, 2008, accounts payable increased $5.7 million as a result of our cash management efforts, while accrued expenses decreased $6.0 million as a result of reduced employment costs and lower overall activity. Billings in excess of costs decreased $1.4 million during the year ended September 30, 2008, due to reduction in operating levels, as compared to the year ended September 30, 2007. Finally, current maturities of long-term debt increased $2.8 million in fiscal year 2008 compared to fiscal year 2007 due to a two year insurance policy that we funded with a $4.6 million note payable.

Liquidity and Capital Resources

On September 30, 2008, we had cash and cash equivalents of $64.7 million, working capital of $129.0 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, $34.0 million of letters of credit outstanding and available capacity under our Revolving Credit Facility of $26.0 million.

During the year ended September 30, 2008, we generated $14.7 million in cash from our operating activities, principally generated by our net income and the effect of non-cash operating expenses. During this same period, we generated $8.1 million of cash inflows from our investing activities, primarily due to the release of $20.0 million of restricted cash by Bank of America, N.A. under our

Revolving Credit Facility, partially offset by capital expenditures of $13.0 million. Our 2008 capital expenditures included $11.3 million for hardware and software related to our three system implementations. Finally, during the year ended September 30, 2008, we had cash outflows of $27.7 million from our financing activities, due to $16.1 million in payments, net of borrowings, of long-term debt and $11.0 million for the acquisition of treasury stock.

As noted previously in this report, on December 12, 2007, we entered into the $25.0 million Tontine Term Loan. The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan. On May 9, 2008, we renegotiated the terms of our Revolving Credit Facility, extending the maturity date to May 12, 2010, reducing the facility size to $60.0 million to better match our needs, and eliminating the restricted cash requirement.

Bonding Capacity

As previously described in this report, in October 2008, we entered into a Co-Surety Financing Arrangement with our Initial Surety Provider and a second Co-Surety Provider. This Co-Surety Financing Arrangement increases our aggregate bonding capacity to $325.0 million. We have adequate surety bonding capacity under our Co-Surety Financing Arrangement to meet our current needs. Our ability to access this bonding capacity is at the sole discretion of our Initial Surety Provider and Co-Surety Provider and is subject to certain other limitations such as limits on the size of any individual bond. In prior years, we were subject to limitations on the size of an individual bond from our Initial Surety Provider, but that provision was removed in an October 2007 amendment to our Surety Agreement.

In addition to our Initial Surety Provider and Co-Surety Provider, we also have additional surety bonding from another provider. As of September 30, 2008, the expected cumulative cost to complete for projects covered by three surety providers was $109.4 million. As of September 30, 2008, we also had $41.1 million in aggregate face value of bonds issued by our Individual Surety Provider. For more information, see "Surety" above.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.

We enter into non-cancelable operating leases for many of our vehicle and equipment needs. At the end of the lease, we have no further obligation to the lessor. Should we decide to cancel or terminate a lease before the end of its term, we are typically liable to the lessor for various lease cancellation or termination costs and the difference between the then fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If a customer were to have reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we could have a charge to earnings in that period. At September 30, 2008, $21.0 million of our outstanding letters of credit were to support our bonding facilities.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2008, $13.0 million of our outstanding letters of credit were to collateralize our insurance program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2008, we had no open purchase commitments.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2008, our expected costs to complete on projects covered by surety bonds was approximately $109.4 million, and we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $30.5 million to collateralize our bonding programs. As of September 30, 2008, we also had $41.1 million in aggregate face value of bonds issued under a secondary surety provider.

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. ("EnerTech"). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2008, we have invested $4.9 million under our commitment to EnerTech.

As of September 30, 2008, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands)(1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$2,778	$1,641	$25,000	$—	$29,419
Operating lease obligations	$8,264	$10,784	$2,616	$—	$21,664
Capital lease obligations	$127	$98	$—	$—	$225

(1)
The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Standby letters of credit	$34,037	$—	$—	$—	$34,037
Other commitments(1)	$—	$150	$—	$—	$150

(1)
Balance of investment commitment in EnerTech.

Outlook

We anticipate that the combination of cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures to be approximately $8.0 million for the twelve months ending September 30, 2009. Our ability to generate cash flow is dependent on many factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our Revolving Credit Facility. We will continue to monitor customer demand and credit market conditions and manage both capital and administrative spending where possible, should these economic factors indicate it is necessary to do so. For additional information, see "Disclosure Regarding Forward-Looking Statements" in Part I of this Form 10-K.

Inflation

During 2008, commodity prices were highly volatile, and we experienced rapid increases and decreases in prices of copper, aluminum, steel and fuel. Over the long-term, we expect to be able to pass along a significant portion of these costs to our customers, as market conditions in the construction industry will allow.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The primary objective of the following forward-looking information is to provide forward-looking quantitative and qualitative information about our exposure to market risk. The information provides indicators of how we view and manage our ongoing market risk exposures. For additional information see "Disclosure Regarding Forward-Looking Statements" in Part I of this Form 10-K.

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts. During 2008, commodity prices were highly volatile, and we experienced rapid increases and decreases in prices of copper, aluminum, steel and fuel. Over the long-term, we expect to be able to pass along a significant portion of these costs to our customers, as market conditions in the construction industry will allow.

Interest Rate Risk

We are also exposed to interest rate risk, with respect to our outstanding debt obligations. As of September 30, 2008, there was $25.0 million outstanding under our Tontine Term Loan, $4.4 million outstanding under our Camden Note Payable, and there were no borrowings outstanding under our Revolving Credit Facility.

The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities—Debt:
Fixed Rate	$2,778	$1,641	$—	$—	$25,000	$—	$29,419
Interest Rate	4.59%	4.59%	—	—	11.0%	—	10.0%
Fair Value of Debt:
Fixed Rate	$2,778	$1,641	$—	$—	$27,371	$—	$31,790

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Integrated Electrical Services, Inc.

        We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2008 (Successor), the period from May 1, 2006 to September 30, 2006 (Successor) and the period from October 1, 2005 to April 30, 2006 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2008 (Successor), the period from May 1, 2006 to September 30, 2006 (Successor) and the period from October 1, 2005 to April 30, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 9 to the consolidated financial statements, effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integrated Electrical Services, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Houston, Texas
December 12, 2008

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	Successor
	September 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,709	$69,676
Restricted cash	—	20,000
Accounts receivable:
Trade, net of allowance of $3,556 and $2,600, respectively	132,273	131,792
Retainage	30,833	29,532
Costs and estimated earnings in excess of billings on uncompleted contracts	14,743	16,059
Inventories	12,856	15,260
Prepaid expenses and other current assets	6,711	4,612
Assets held for sale from discontinued operations	2,034	6,486

Total current assets	264,159	293,417
PROPERTY AND EQUIPMENT, net	25,742	22,095
GOODWILL	4,395	14,574
OTHER NON-CURRENT ASSETS, net	25,480	23,336

Total assets	$319,776	$353,422

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,905	$78
Accounts payable and accrued expenses	98,046	98,293
Billings in excess of costs and estimated earnings on uncompleted contracts	33,711	35,130
Liabilities related to assets held for sale and from discontinued operations	504	2,226

Total current liabilities	135,166	135,727
LONG-TERM DEBT, net of current maturities	26,739	45,698
OTHER NON-CURRENT LIABILITIES	10,765	18,072

Total liabilities	172,670	199,497

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,418,357 shares issued and 14,753,779 and 15,339,086 outstanding, respectively	154	154
Treasury stock, at cost, 654,023 and 79,271 shares, respectively	(11,591)	(1,716)
Additional paid-in capital	170,023	168,070
Retained deficit	(11,480)	(12,583)

Total stockholders' equity	147,106	153,925

Total liabilities and stockholders' equity	$319,776	$353,422

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
Revenues	$818,287	$890,351	$413,054	$509,867
Cost of services	686,407	745,429	352,556	431,175

Gross profit	131,880	144,922	60,498	78,692
Selling, general and administrative expenses	117,366	136,969	53,115	69,409
(Gain) loss on sale of assets	(114)	(46)	18	107
Restructuring charges	4,815	824	—	—

Income from operations	9,813	7,175	7,365	9,176

Reorganization items (Note 10)	—	—	1,419	(28,608)

Other (income) expense:
Interest expense	8,623	10,132	3,562	15,994
Interest (income)	(2,094)	(4,297)	(992)	(1,065)
Other, net	(673)	(336)	(4)	241

Interest and other expense, net	5,856	5,499	2,566	15,170

Income from continuing operations before income taxes	3,957	1,676	3,380	22,614
Provision for income taxes	2,921	2,276	425	758

Net income (loss) from continuing operations	1,036	(600)	2,955	21,856

Discontinued operations (Note 3)
Loss from discontinued operations (including gain on disposal of $57, $53, $129, and $746, respectively)	(549)	(4,977)	(11,126)	(14,068)
Provision (benefit) for income taxes	(197)	(1,165)	—	—

Net loss from discontinued operations	(352)	(3,812)	(11,126)	(14,068)

Net income (loss)	$684	$(4,412)	$(8,171)	$7,788

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.04)	$0.19	$1.46

Discontinued operations	$(0.02)	$(0.25)	$(0.74)	$(0.94)

Total	$0.05	$(0.29)	$(0.55)	$0.52

Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.04)	$0.19	$1.42

Discontinued operations	$(0.02)	$(0.25)	$(0.72)	$(0.91)

Total	$0.05	$(0.29)	$(0.53)	$0.51

Shares used in the computation of earnings (loss) per share (Note 2):
Basic	14,938,619	15,058,972	14,970,502	14,970,502

Diluted	15,025,023	15,058,972	15,373,969	15,373,969

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)

					Restricted Voting Common Stock
	Old Common Stock		New Common Stock				Treasury Stock
									Unearned Restricted Stock	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, September 30, 2005 (Predecessor)	39,024,209	$390	—	$—	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock	25,717	—	—	—	—	—	—	—	—	26	—	26
Vesting of restricted stock	—	—	—	—	—	—	161,787	2,092	—	(2,161)	—	(69)
Adoption of SFAS 123(R)	—	—	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,191	—	1,191
Net income	—	—	—	—	—	—	—	—	—	—	7,788	7,788
Reorganization adjustments	(39,049,926)	(390)	15,326,885	153	(2,605,709)	(26)	2,254,590	10,930	—	124,880	—	135,547
Fresh-start adjustments	—	—	—	—	—	—	—	—	—	(393,560)	393,560	—

BALANCE, April 30, 2006 (Predecessor)	—	$—	15,326,885	$153	—	$—	—	$—	$—	$160,189	$—	$160,342

Sale of stock	—	—	58,072	1	—	—	—	—	—	999	—	1,000
Issuance of stock	—	—	33,400	—	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(21,715)	(394)	—	394	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,472	—	1,472
Net loss	—	—	—	—	—	—	—	—	—	—	(8,171)	(8,171)

BALANCE, September 30, 2006 (Successor)	—	$—	15,418,357	$154	—	$—	(21,715)	$(394)	$—	$163,054	$(8,171)	$154,643
Restricted stock grant	—	—	—	—	—	—	27,600	490	—	(490)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(57,318)	(1,299)	—	1,299	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(41,504)	(806)	—	—	—	(806)
Non-cash compensation	—	—	—	—	—	—	—	—	—	4,150	—	4,150
Issuance of treasury stock	—	—	—	—	—	—	13,666	293	—	57	—	350
Net loss	—	—	—	—	—	—	—	—	—	—	(4,412)	(4,412)

BALANCE, September 30, 2007 (Successor)	—	$—	15,418,357	$154	—	$—	(79,271)	$(1,716)	$—	$168,070	$(12,583)	$153,925

Adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	419	419
Common stock retired	—	—	(10,555)	—	—	—	—	—	—	—	—	—
Restricted stock grant	—	—	—	—	—	—	101,650	2,179	—	(2,179)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(56,248)	(1,026)	—	1,026	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(620,154)	(11,028)	—	—	—	(11,028)
Non-cash compensation	—	—	—	—	—	—	—	—	—	3,106	—	3,106
Net income	—	—	—	—	—	—	—	—	—	—	684	684

BALANCE, September 30, 2008 (Successor)	—	$—	15,407,802	$154	—	$—	(654,023)	$(11,591)	$—	$170,023	$(11,480)	$147,106

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$684	$(4,412)	$(8,171)	$7,788
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations	352	3,812	11,126	14,068
Bad debt expense	2,875	1,852	1,114	782
Deferred financing cost amortization	1,778	1,303	732	6,345
Depreciation and amortization	7,850	9,812	3,443	4,011
Paid in kind interest	—	4,992	2,603	—
Impairment of long-lived assets	—	11	55	304
Loss (gain) on sale of property and equipment	(114)	(59)	18	107
Non-cash compensation expense	3,106	4,150	1,472	1,219
Impairment of investment	—	—	223	—
Non-cash reorganization items	—	—	—	(42,206)
Non-cash restructuring write-offs	131	—	—	—
Equity in (gains) losses of investment	149	(217)	—	—
Goodwill adjustment—utilization of deferred tax assets under SOP 90-7	2,375	—	—	—
Deferred income tax	60	(148)	575	6
Changes in operating assets and liabilities:
Accounts receivable	(4,808)	15,615	(17,060)	4,989
Inventories	2,404	10,598	(3,154)	(1,957)
Costs and estimated earnings in excess of billings	1,316	(3,088)	5,931	(2,924)
Prepaid expenses and other current assets	307	3,371	(4,298)	(1,731)
Other non-current assets	(3,673)	5,241	(3,049)	(846)
Accounts payable and accrued expenses	(945)	(7,490)	10,021	12,101
Billings in excess of costs and estimated earnings	(1,418)	2,182	6,643	492
Other non-current liabilities	111	1,594	1,050	542

Net cash provided by continuing operations	12,540	49,119	9,274	3,090
Net cash provided by (used in) discontinued operations	2,166	9,742	7,372	(3,503)

Net cash provided by (used in) operating activities	14,706	58,861	16,646	(413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,985)	(2,708)	(1,324)	(1,620)
Proceeds from sales of property and equipment	358	847	34	82
Investments in unconsolidated affiliate	—	(200)	(1,300)	(450)
Distribution from unconsolidated affiliate	488	379	—	—
Changes in restricted cash	20,000	—	132	(10,536)

Net cash provided by (used in) investing activities of continuing operations	7,861	(1,682)	(2,458)	(12,524)
Net cash provided by investing activities of discontinued operations	200	118	222	5,824

Net cash provided by (used in) investing activities	8,061	(1,564)	(2,236)	(6,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	29,967	72	—	53,021
Repayments of debt	(46,098)	(15,053)	(11)	(50,030)
Issuance of common stock	—	—	1,000	—
Purchases of treasury stock	(11,028)	(806)	—	—
Payments for debt issuance costs	(575)	—	(102)	(3,503)
Payments for reorganization items including debt restructure costs	—	—	(4,104)	(3,751)

Net cash used in financing activities	(27,734)	(15,787)	(3,217)	(4,263)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,967)	41,510	11,193	(11,376)
CASH AND CASH EQUIVALENTS, beginning of period	69,676	28,166	16,973	28,349

CASH AND CASH EQUIVALENTS, end of period	$64,709	$69,676	$28,166	$16,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,842	$3,938	$1,072	$3,266
Cash paid for income taxes	$654	$575	$303	$971
Assets acquired under capital lease	$125	$—	$—	$111

Supplemental Cash Flow Information

During the year ended September 30, 2008 (Successor), we financed a prepaid insurance policy with a $4.6 million debt agreement that had a $4.4 million balance as of September 30, 2008.

During the year ended September 30, 2008, we recorded an $8.2 million decrease in contingent tax liabilities, offset by a $7.8 million decrease in goodwill and a $0.4 million increase in retained earnings. We also utilized $2.4 million of deferred tax assets which was also treated as a reduction of goodwill. See Note 2 of our consolidated financial statements for additional discussion of these transactions.

During the year ended September 30, 2007 (Successor), we recorded an accrued liability related to the acquisition of $2.1 million in property and equipment. This liability was paid during the year ended September 30, 2008 (Successor).

During the five-month period ended September 30, 2006 (Successor) and the seven-month period ended April 30, 2006 (Predecessor), we paid professional fees of $2.2 million and $3.4 million, respectively, for the legal costs incurred during our reorganization which are included as a reduction of cash flow from operations.

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets. The words "IES", the "Company", "we", "our", and "us" refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

On November 12, 2008, our largest shareholder, Tontine Capital Partners, L.P. ("Tontine"), announced that it has begun to explore alternatives to divest its holdings in the Company. Tontine, together with its affiliates, owns approximately 58% of our outstanding common stock. Alternatives for the divestiture could be made by means of: (a) dispositions through open market sales, underwritten offerings or privately negotiated sales by Tontine, (b) a sale of the Company, or (c) distributions by Tontine of its interests in the Company to its respective investors. Our Board of Directors is evaluating the announcement and expects that it will work together with Tontine to pursue a course of action that will be in the best interests of all shareholders. The sale or disposition of our shares by Tontine would trigger change of control provisions in our employment agreements and in our financing and surety arrangements.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell its position in IES to a single shareholder or an affiliated group of shareholders, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382.

Voluntary Reorganization Under Chapter 11

On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as "In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11." On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization (the "Plan"). The Plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the bankruptcy code from February 14, 2006 through our emergence from Chapter 11 on May 12, 2006, the effective date of the Plan (the "Plan Effective Date"). See discussion of the terms of the Plan and the effects on the financial statements in Note 16.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments for fresh-start accounting, allowance for doubtful accounts receivable, stock-based compensation, assumptions regarding estimated costs to exit certain divisions, realizability of deferred tax assets and self-insured claims liabilities.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of September 30, 2007 was composed of cash balances maintained by Bank of America, N.A. under the terms of our Revolving Credit Facility (see Note 7). These funds were returned to us during fiscal year 2008.

Inventories

Inventories generally consist of parts and supplies held for use in the ordinary course of business and are valued at the lower of cost or market generally using the historical average cost or first-in, first-out (FIFO) method. Where shipping and handling costs are borne by us, these charges are included in inventory and charged to cost of services upon use in construction or the providing of services.

Securities and Equity Investments

  Energy Photovoltaics, Inc.

On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. ("Tontine Capital Overseas"), a related party and an affiliate of Tontine, which together with its affiliates, owns approximately 58% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.

On July 17, 2006, we issued 58,072 shares of our common stock to Tontine Capital Overseas for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on NASDAQ on July 14, 2006. The proceeds of the sale were used to make a new $1.0 million investment in Energy Photovoltaics, Inc. ("EPV"), a company in which we, prior to this new investment, held and continue to hold a minority interest. Our common stock was issued to Tontine Capital Overseas in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

We had previously accounted for our original investment in EPV under the equity method of accounting and, accordingly, recorded our share of EPV's losses. Because our current investment in

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EPV was less than 20%, we began to account for this investment using the cost method of accounting beginning in July 2006. The carrying amount of the original investment prior to this new investment was zero at September 30, 2005, as a result of recording our pro-rata share of losses and an impairment charge of $0.7 million. Additionally, we had a note receivable from EPV of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the new investment of $1.0 million in exchange for EPV common stock, we converted the previous note receivable and the previous preferred stock investment into common stock of EPV. As of September 30, 2008, we own approximately 17.8% of EPV's outstanding common stock, and our ownership stake would be reduced to 14.2% on a diluted basis if all stock options were to be exercised. This ownership percentage could further decrease with the conversion of senior convertible notes at the time of an initial public offering of EPV. The carrying value of our investment in EPV was $1.0 million as of September 30, 2008, which is less than our estimated fair value of the investment.

  EnerTech Capital Partners II L.P.

Through September 30, 2008, we have invested $4.9 million under our commitment to EnerTech Capital Partners II L.P. ("EnerTech"). The EnerTech fund will terminate on December 31, 2009 unless extended by EnerTech's general partner for up to four years with the consent of the fund's investors. This investment is accounted for using the cost method of accounting. EnerTech's investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. During the year ended September 30, 2008, we recorded an impairment charge of $0.5 million on our investment in EnerTech based on both known and estimated losses on investments within the fund's portfolio. These losses were determined to be other-than-temporary based on our understanding of the projected valuations of the private companies that make up the portfolio and the equity market performance of similar investments. Given the current market conditions, further impairments may be necessary.

The carrying value of our investment in EnerTech at September 30, 2008 and 2007 was $2.3 million and $2.9 million, respectively. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2008 and 2007.

	September 30, 2008	September 30, 2007
Carrying value	$2,341	$2,870
Unrealized gains (losses)	—	1,171

Fair value	$2,341	$4,041

  Arbinet-thexchange Inc.

On May 15, 2006, we received a distribution from our investment in EnerTech of 32,967 shares in Arbinet-thexchange Inc. ("Arbinet"). The investment is a marketable security available for sale. The carrying and market value of the investment at September 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was $6.9 million and $8.5 million, respectively, for the years ended September 30, 2008 and 2007 (Successor), $3.8 million for the five months ended September 30, 2006 (Successor), and $4.0 million for the seven months ended April 30, 2006 (Predecessor).

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

Goodwill

Goodwill attributable to each reporting unit is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows and market multiples. These impairment tests are required to be performed at least annually. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we perform an impairment test annually during the first quarter of each fiscal year.

Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances (amounts in thousands):

	Successor
	September 30, 2008	September 30, 2007
Commercial	$—	$—
Industrial	157	447
Residential	4,238	14,127

	$4,395	$14,574

During the year ended September 30, 2008, as a result of the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109," we recorded an $8.2 million decrease in contingent tax liabilities. The reduction of the contingent tax liabilities resulted in a $7.8 million decrease in goodwill as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and a $0.4 million increase in retained earnings. Also in conjunction with SOP 90-7, we utilized $2.4 million of deferred tax assets which was also treated as a reduction of goodwill.

For the years ended September 30, 2008 and 2007 (Successor), the five months ended September 30, 2006 (Successor) and the seven months ended April 30, 2006 (Predecessor), there was no goodwill impairment attributable to any reportable segments.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt Issuance Cost

Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense on the debt issuance costs was $1.8 million and $1.3 million, respectively, for the years ended September 30, 2008 and 2007 (Successor) and $0.2 million for the five months ended September 30, 2006 (Successor). At September 30, 2008, remaining unamortized capitalized debt issuance costs were $0.2 million.

Revenue Recognition

We recognize revenue on construction contracts on the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain of our divisions in the Residential segment use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the construction is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded when such losses are determined.

Services work, which represents less than 10% of consolidated revenue, consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from services work are recognized when services are performed, in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition."

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of September 30, 2008 and 2007, there were no material revenues recorded associated with any claims. As of September 30, 2006, we recorded unbilled revenues for certain significant gross claims totaling $3.9 million, of which $2.8 million was included in assets held for sale associated with discontinued operations and $1.1 million was included in costs and estimated earnings in excess of billings on uncompleted contracts. In addition, billed accounts receivable as of September 30, 2006 related to these claims totaled $0.7 million, of which $0.6 million was included in assets held for sale associated with discontinued operations and $0.1 million was included in accounts receivable. These claims related to disputes with customers over defects in the customers' design specifications. During the year ended September 30, 2007, we settled one claim at no additional cost to the Company, and we settled the other claim for a loss of approximately $1.8 million which was included in income (loss) from discontinued operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few divisions within our Commercial and Industrial segments. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover any uncollectible receivables as of September 30, 2008.

Income Taxes

We follow the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2008, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence. To the extent that we do realize benefits from the usage of our pre-emergence deferred tax assets; such benefits will first reduce goodwill, then other long-term intangible assets, then additional paid-in capital. As discussed in New Accounting Pronouncements, SFAS 141(R) will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense.

On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. Internal Revenue Code Section 382 limits the utilization of net operating losses that existed as of the change in ownership in tax periods subsequent to the change in ownership. As such, our net operating loss utilization after the change date will be subject to Internal Revenue Code Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

Self-Insurance

We retain the risk for workers' compensation, employer's liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2008, we compiled our historical data pertaining to the self-insurance experiences and utilized the services of an actuary to assist in the determination of the ultimate loss associated with our self-insurance programs for workers' compensation, auto and general liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and have recorded the present value of the actuarial determined ultimate losses under our workers' compensation, auto and general liability programs of $11.3 million and $13.3 million at September 30, 2008 and 2007, respectively. The present value is based on the expected cash flow to be paid out under the workers' compensation, automobile and general liability programs discounted at five percent for those claims not expected to be paid within twelve months. The undiscounted ultimate losses related to the workers' compensation, automobile and general liability programs were $12.4 million and $14.6 million at September 30, 2008 and 2007, respectively. Total expense for these programs including healthcare was approximately $18.8 million and $27.2 million, respectively, for the years ended September 30, 2008 and 2007 (Successor), $13.6 million for the five months ended September 30, 2006 (Successor), and $17.2 million for the seven months ended April 30, 2006

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Predecessor). The present value of all self-insurance reserves for the healthcare, workers' compensation, auto and general liability recorded at September 30, 2008 and 2007 was $12.8 million and $15.1 million, respectively. The undiscounted ultimate losses of all self-insurance reserves at September 30, 2008 and 2007, was $14.0 million and $16.4 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows (in thousands):

Year Ended September 30:
2009	$5,536
2010	2,675
2011	1,823
2012	1,269
2013	723
Thereafter	2,019

Total	$14,045

We had letters of credit of $13.0 million outstanding at September 30, 2008 to collateralize our self-insurance obligations.

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

At September 30, 2008, September 30, 2007, September 30, 2006 and March 31, 2006, we performed evaluations of our long-lived assets in accordance with SFAS 144. These evaluations resulted in impairment charges at our Commercial segment of zero, $0.2 million, zero and $0.4 million, respectively. Approximately $0.2 million and $0.1 million, respectively, is attributable to discontinued operations and is included in income (loss) from discontinued operations for the year ended September 30, 2007 (Successor) and for the seven months ended April 30, 2006 (Predecessor).

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and trade accounts receivable. We grant credit, usually without collateral, to our customers, who are generally contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States within the construction and homebuilding market. However, we are entitled to payment for work performed and have certain lien rights in that work. Further,

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. As a result of recent credit market turmoil we no longer invest in commercial paper and maintain the majority of our cash and cash equivalents in money market mutual funds.

No single customer accounted for more than 10% of our revenues for the years ended September 30, 2008 and 2007 (Successor), the five months ended September 30, 2006 (Successor), or the seven months ended April 30, 2006 (Predecessor).

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, retainage receivables, notes receivable, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and the Tontine term loan. We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan, in the accompanying consolidated balance sheets, approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine term loan is $27.4 million based on comparable debt instruments (see Note 7).

Earnings per Share

In conjunction with the Plan, effective May 12, 2006, our common stock effectively underwent a reverse split which converted 17.0928 shares of old common stock into the right to receive one share of new common stock. In accordance with FASB Statement No. 128, "Earnings per Share," the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect that change in capital structure.

Our restricted shares granted under the 2006 Equity Incentive Plan participate in any dividends declared on our common stock. Accordingly, the restricted shares are considered participating securities under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128." The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and "if converted" methods for potential common stock. Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic earnings per share. Our participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method.

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2008 and 2007 (Successor), the five months ended September 30, 2006

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Successor), and the seven months ended April 30, 2006 (Predecessor), (in thousands, except share information):

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$1,022	$(600)	$2,877	$21,283
Net income from continuing operations attributable to restricted shareholders	14	—	78	573

Net income (loss) from continuing operations	$1,036	$(600)	$2,955	$21,856

Net loss from discontinued operations attributable to common shareholders	$(352)	$(3,812)	$(11,126)	$(14,068)
Net income from discontinued operations attributable to restricted shareholders	—	—	—	—

Net loss from discontinued operations	$(352)	$(3,812)	$(11,126)	$(14,068)

Net income (loss) attributable to common shareholders	$674	$(4,412)	$(8,171)	$7,584
Net income attributable to restricted shareholders	10	—	—	204

Net income (loss)	$684	$(4,412)	$(8,171)	$7,788

Denominator:
Weighted average common shares outstanding—basic	14,938,619	15,058,972	14,970,502	14,970,502
Effect of dilutive stock options and non-vested restricted stock	86,404	—	403,467	403,467

Weighted average common and common equivalent shares outstanding—diluted	15,025,023	15,058,972	15,373,969	15,373,969

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.07	$(0.04)	$0.19	$1.46
Basic loss per share from discontinued operations	$(0.02)	$(0.25)	$(0.74)	$(0.94)
Basic earnings (loss) per share	$0.05	$(0.29)	$(0.55)	$0.52
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.07	$(0.04)	$0.19	$1.42
Diluted loss per share from discontinued operations	$(0.02)	$(0.25)	$(0.72)	$(0.91)
Diluted earnings (loss) per share	$0.05	$(0.29)	$(0.53)	$0.51

For the year ended September 30, 2008 (Successor), 56,000 stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the year ended September 30, 2007 (Successor), 191,471 stock options and 236,748 shares of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and the options' exercise prices were greater than the average market price of our common stock. For the five months

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended September 30, 2006 (Successor), 151,471 million stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average market price of our common stock. For the seven months ended April 30, 2006 (Predecessor), no stock options were included in the computation of fully diluted earnings per share because all options were cancelled in conjunction with our restructuring.

Stock-Based Compensation

We follow SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") to measure and record compensation expense for all share-based payment awards made to employees and directors including restricted stock grants and employee stock options. SFAS 123(R) requires companies to expense the fair value of employee stock options and other equity-based compensation beginning on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

We adopted SFAS 123(R) on October 1, 2005 using the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) for the years ended September 30, 2008 and 2007 (Successor) was $3.1 million and $4.2 million, respectively, which consisted of stock-based compensation expense related to employee stock options, restricted stock grants and performance-based shares (see Note 12). Stock-based compensation for the five months ended September 30, 2006 (Successor) was $1.4 million. Stock-based compensation expense recognized under SFAS 123(R) for the seven months ended April 30, 2006 (Predecessor) was $1.2 million, which included $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the Plan. These restricted shares would have otherwise not vested until January 2007.

SFAS 123(R) does not require a specific valuation model to measure the value of stock options, and either a binomial or the Black-Scholes model may be used. We utilized the Black-Scholes pricing model for options issued in 2006 and a binomial option pricing model for options issued in 2007 and 2008 to measure the fair value of stock options granted. We believe the binomial pricing model is a more precise measure of the value of the stock options; however, the difference in the option value between the two methods was not material for the options granted in 2007 and 2008.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is an input variable under the Black-Scholes option pricing model, but it is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

September 30, 2008 and 2007 (Successor) and the five-month period ended September 30, 2006 (Successor) are disclosed in the table that follows:

	Successor
	Year Ended September 30 2008(1)	Year Ended September 30 2007(1)	Year Ended September 30 2006(2)
Weighted average value per option granted during the period	$8.99	$13.34	$7.32
Assumptions(3)
Stock price volatility	51.9%	43.6%	48.9%
Risk-free rate of return	3.3%	4.8%	5.1%
Option term	10.0 years	10.0 years	7.3 years
Expected life	6.0 years	6.0 years	5.0 years
Forfeiture rate(4)	0.0%	0.0%	0.0%

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and our consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. We believe the only impact SFAS 157 will have on us is to expand our disclosures of our investments in EPV, EnerTech and Arbinet. SFAS is applicable to us for the fiscal year beginning on October 1, 2008.

SFAS 157 was originally to be effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") which amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. We currently do not have any non-financial assets or non-financial liabilities that are measured at fair value. We are currently evaluating the potential impact, if any, FSP 157-2 will have on our financial results for our fiscal year beginning on October 1, 2009. We believe we will likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits companies to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, SFAS 159 will have on our financial results for our fiscal year beginning on October 1, 2008; however, as we do not intend to elect fair value for any of our assets and liabilities, there should be no impact.

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141 "Business Combinations" ("SFAS 141"). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. Under SFAS 141 and SOP 90-7, which were in effect at the time of our financial reorganization, reductions to our income tax valuation allowance recorded prior to April 30, 2006 would reduce goodwill to the extent thereof, then reduce other intangible assets, and then reduce additional paid-in capital. Beginning October 1, 2009, under the provisions of SFAS 141(R), reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. The standard is effective for fiscal years beginning on or after December 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162") which outlines a consistent framework for selecting accounting principles to be used when preparing financial statements for nongovernmental entities that are presented in conformity with United States GAAP. The current United States GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the SEC's

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The FASB does not expect that SFAS 162 will have a change in current practice, and we do not believe that SFAS 162 will have an impact on our operating results, financial position or cash flows.

3. STRATEGIC ACTIONS

Transformation Program

During our 2008 fiscal year, we completed our restructuring of operations from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring is part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen our financial controls and, as a result, position us to implement a market-based growth strategy in the future. The restructuring program has consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at our 27 divisions. Since we began the program in June 2007, we have recorded a total of $5.6 million of restructuring charges.

The first component of our restructuring program was initiated in our Industrial segment in June 2007. Under this portion of the planned restructuring, 5 of our divisions were integrated under the IES Industrial segment, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas. In connection with this realignment, we approved a transition and severance benefits program for 28 employees who were separated from the Company through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $0.4 million in severance charges for the value of cash compensation and payroll taxes that will be paid out through January 2009 in the form of salary continuation. Since the inception of this program, we have recognized $0.5 million in severance charges for our Industrial segment. These charges have been included in the caption "Restructuring Charges" in the consolidated statement of operations. We have a remaining severance liability of approximately $45,000 included in accrued expenses at September 30, 2008.

The second component of our restructuring program was initiated in our Commercial segment in September 2007. Under this portion of the restructuring, 17 of our divisions were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona. In connection with this realignment, we approved a transition and severance benefits plan for approximately 110 employees who have been or will be separated through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $2.1 million in severance charges for cash compensation and payroll taxes that will be paid out through January 2009 in the form of salary continuation. Since the inception of this program, we have recognized $2.2 million in severance charges for our Commercial segment. These charges have been identified within the "Restructuring Charges" caption in our consolidated statement of operations. We have a remaining severance liability of $0.6 million included in accrued expenses at September 30, 2008.

The third component of our restructuring program was initiated in our Residential segment in September 2007. Under this portion of the restructuring, 5 of our divisions were integrated under the IES Residential segment during our 2008 fiscal year, and the support and administrative functions of those businesses were combined at an operating location near Houston, Texas. In connection with this

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. STRATEGIC ACTIONS (Continued)

realignment, we approved a transition and severance benefits plan for 22 employees who have been separated through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $0.2 million in severance liabilities for cash compensation and payroll taxes. These charges have been identified within the "Restructuring Charges" caption in the consolidated statement of operations. We have a remaining liability of approximately $31,000 included in accrued expense at September 30, 2008.

In addition to the severance costs described above, we incurred other charges of approximately $2.0 million predominately for consulting services associated with our restructuring program during the year ended September 30, 2008. We also wrote off $0.1 million of leasehold improvements at an operating location that we closed.

The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance Charges	Consulting / Other Charges	Total
Restructuring liability at September 30, 2007	$208	$180	$388
Restructuring charges incurred during the year ended September 30, 2008	2,690	2,125	4,815
Less—cash payments during the year ended September 30, 2008	(2,260)	(2,121)	(4,381)
Less—non-cash expenses / write-offs	—	(131)	(131)

Restructuring liability at September 30, 2008	$638	$53	$691

Exit or Disposal Activities

On March 28, 2006, based on the recommendation of the Board of Directors, we committed to an exit plan with respect to five underperforming subsidiaries in our Commercial and Industrial segments. The exit plan committed to a shut-down or consolidation of the operations of these subsidiaries or, alternatively, the sale or other disposition of the subsidiaries, whichever came sooner. In our assessment of the estimated net realizable value of the accounts receivable at these subsidiaries, in March 2006, we increased our general allowance for doubtful accounts having considered various factors, including the risk of collection and the age of the receivables. We believe this approach is reasonable and prudent. The exit plan is complete for the five subsidiaries that we selected to exit in March 2006, and the operations of these subsidiaries substantially ceased as of September 30, 2006.

In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States' operating equipment was either transferred to other IES divisions or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States' assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations. Mid-States was part of our Commercial segment prior to being classified as discontinued.

In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing the Haymaker. Haymaker's assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations. Haymaker was part of our Industrial segment prior to being classified as discontinued.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. STRATEGIC ACTIONS (Continued)

Remaining net working capital related to these subsidiaries was $1.5 million and $4.0 million at September 30, 2008 and September 30, 2007, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries' working capital, we could experience additional losses of working capital. At September 30, 2008, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.

Divestitures

During October 2004, we announced plans to begin a strategic realignment including the planned divestiture of certain subsidiaries within our Commercial and Industrial segments.

During the year ended September 30, 2005 (Predecessor), we completed the sale of all the net assets of thirteen of our operating subsidiaries. During the seven-month period ended April 30, 2006 (Predecessor), we completed the sale of one additional operating subsidiary for $7.3 million in total consideration. Including goodwill impairments, these divestitures generated pre-tax net income of $0.7 million. The results of these subsidiaries have been recognized as discontinued operations in the consolidated statements of operations for all periods presented.

In connection with the divestitures discussed above, the pre-tax gain on the sale of the businesses was determined as follows for the seven months ended April 30, 2006 (Predecessor) (in thousands):

Book value of tangible assets divested	$11,657
Liabilities divested	(5,051)

Net assets divested	6,606

Cash received	6,058
Retained receivables	1,255

Total consideration received	7,313

Pre-tax gain	$707

We did not divest any company during the years ended September 30, 2008 and 2007 (Successor) or the five-month period ended September 30, 2006 (Successor).

Summarized Data for Discontinued Operations

The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized financial data for all discontinued operations are outlined below (dollars in thousands):

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Months Ended September 30, 2006	Seven Months Ended April 30, 2006
Revenues	$3,712	$11,537	$24,833	$81,742
Gross profit (loss)	$174	$(1,418)	$(6,741)	$(3,350)
Pre-tax loss	$(549)	$(4,977)	$(11,126)	$(14,068)

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. STRATEGIC ACTIONS (Continued)

	Successor
	September 30, 2008	September 30, 2007
Accounts receivable, net	$1,967	$6,163
Inventory	—	8
Costs and estimated earnings in excess of billings on uncompleted contracts	—	70
Other current assets	—	6
Property and equipment, net	67	239

Total assets	$2,034	$6,486

Accounts payable	$201	$562
Accrued liabilities	280	719
Billings in excess of costs and estimated earnings on uncompleted contracts	23	945

Total liabilities	504	2,226

Net assets	$1,530	$4,260

Impairment Associated with Discontinued Operations

In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the year ended September 30, 2007 (Successor), we recorded impairment charges of $0.2 million related to the identification of certain subsidiaries for disposal by sale. There were no impairment charges related to the subsidiaries sold or shutdown during the year ended September 30, 2008 (Successor), the five months ended September 30, 2006 (Successor) or the seven months ended April 30, 2006 (Predecessor). Impairment was calculated as the difference between the fair values, less costs to sell, and the net book value of the assets.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		Successor
	Estimated Useful Lives in Years	September 30, 2008	September 30, 2007
Land	N/A	$3,042	$3,042
Buildings	5-32	6,594	6,594
Transportation equipment	3-5	2,965	6,520
Machinery and equipment	3-10	3,168	2,761
Leasehold improvements	5-10	1,093	1,194
Information systems	2-8	17,323	7,713
Furniture and fixtures	5-7	424	996

		$34,610	$28,820
Less—Accumulated depreciation and amortization		(8,868)	(6,725)

Property and equipment, net		$25,742	$22,095

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. PROPERTY AND EQUIPMENT (Continued)

We adopted fresh-start accounting effective April 30, 2006 (see Note 16). In accordance with SOP 90-7, our property and equipment was adjusted to its estimated fair value and accumulated depreciation was reset to zero.

Information Systems

During the years ended September 30, 2008 and 2007 (Successor), we capitalized $10.7 million and $2.2 million, respectively, of computer and software development costs associated with new system implementations. Because we did not complete these system implementations until the fourth quarter of 2008, amortization of these costs were $0.2 million and none, respectively, during the years ended September 30, 2008 and 2007 (Successor).

5. INTANGIBLE ASSETS

In accordance with SOP 90-7, fresh-start reporting requires that all assets, including identifiable intangible assets and liabilities be adjusted to their fair values as of the adoption date (see Note 16). As a result of the application of fresh-start reporting we identified certain intangible assets as of April 30, 2006. We used independent appraisal and valuation experts to assist with the identification and valuation of these intangible assets. All of these intangible assets except for customer backlog (which is fully amortized) are included in other noncurrent assets on the consolidated balance sheet at September 30, 2008 and 2007. Amortization expense on these intangible assets was $1.2 million for the year ended September 30, 2008 (Successor), $1.8 million for the year ended September 30, 2007 (Successor), and $0.9 million for the five-month period ended September 30, 2006 (Predecessor). The tables below provide information about these intangible assets as of September 30, 2008 and 2007.

	September 30, 2008 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life
	(Amounts in thousands)
Leasehold interests	$93	$54	$39	4-55 months
Customer relationships	2,170	1,729	441	36-42 months
Contract backlog	658	658	—	10-12 months
Non-compete agreements	1,200	1,200	—	24 months
Trade names	2,026	295	1,731	12 months

Total	$6,147	$3,936	$2,211

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. INTANGIBLE ASSETS (Continued)

	September 30, 2007 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in thousands)
Leasehold interests	$93	$32	$61
Customer relationships	2,170	1,013	1,157
Contract backlog	658	658	—
Non-compete agreements	1,200	850	350
Trade names	2,026	173	1,853

Total	$6,147	$2,726	$3,421

Estimated Amortization Expense for Fiscal Years Ending September 30:
2009	$2,190
2010	19
2011	2
Thereafter	—

Total	$2,211

We adopted fresh-start accounting effective April 30, 2006 (see Note 16). In accordance with SOP 90-7, our property and equipment was adjusted to its estimated fair value and accumulated depreciation was reset to zero. As a result, the accumulated depreciation at September 30, 2006 is equal to the depreciation expense recognized less retirements for the five-month period ended September 30, 2006 (Successor).

During our 2008 fiscal year, we rebranded our lines of business as IES Commercial, IES Industrial and IES Residential to enhance our ability to market the Company as a fully-integrated national brand. As a result, we will phase out the use of the trade names we were using after our adoption of fresh-start accounting. This phase out period will be over the course of our 2009 fiscal year and the remaining $1.7 million of intangible assets that we originally capitalized as trade names will be fully amortized over this period.

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Successor
	September 30, 2008	September 30, 2007
Balance at beginning of period	$2,600	$1,729
Additions to costs and expenses	2,875	1,852
Deductions for uncollectible receivables written off, net of recoveries	(1,919)	(981)

Balance at end of period	$3,556	$2,600

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (Continued)

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2008	September 30, 2007
Accounts payable, trade	$44,674	$38,931
Accrued compensation and benefits	24,457	28,921
Accrued self-insurance liabilities	11,877	14,660
Other accrued expenses	17,038	15,781

	$98,046	$98,293

Contracts in progress are as follows (in thousands):

	September 30, 2008	September 30, 2007
Costs incurred on contracts in progress	$581,345	$377,745
Estimated earnings	87,222	47,824

	668,567	425,569
Less—Billings to date	(687,535)	(444,640)

Net contracts in progress	$(18,968)	$(19,071)

Costs and estimated earnings in excess of billings on uncompleted contracts	$14,743	$16,059
Less—Billings in excess of costs and estimated earnings on uncompleted contracts	(33,711)	(35,130)

Net contracts in progress	$(18,968)	$(19,071)

Other non-current assets are comprised of the following (in thousands):

	Successor
	September 30, 2008	September 30, 2007
Deposits	$11,845	$11,665
Deferred tax assets	4,697	3,062
Prepaid insurance, long term	2,256	—
Securities and equity investments	3,431	4,068
Identifiable intangible assets	2,211	3,421
Other	1,040	1,120

Total	$25,480	$23,336

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. DEBT

Debt consists of the following (in thousands):

	September 30, 2008	September 30, 2007
Tontine Term Loan, due May 12, 2013, bearing interest at 11.00%	$25,000	$—
Eton Park Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 10.75%	—	45,598
Camden Note Payable, due July 1, 2010, bearing interest at 4.59%	4,419	—
Capital leases and other	225	178

Total debt	29,644	45,776
Less—Short-term debt and current maturities of long-term debt	(2,905)	(78)

Total long-term debt	$26,739	$45,698

Future payments on debt at September 30, 2008 are as follows (in thousands):

2009	$2,905
2010	1,731
2011	8
2012	—
2013	25,000
Thereafter	—

Total	$29,644

For the years ended September 30, 2008 and 2007 (Successor), we incurred net interest expense of $6.5 million and $5.8 million, respectively. For the five-month period ended September 30, 2006 (Successor) and the seven-month period ended April 30, 2006 (Predecessor), we incurred net interest expense of $2.6 million and $14.9 million, respectively.

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the "Tontine Term Loan") with Tontine Capital Partners, L.P. ("Tontine"), a related party. The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of our Eton Park Term Loan (as defined below).

The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly, beginning on December 31, 2007, in cash or in-kind, at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. We may repay the Tontine Term Loan at any time prior to the maturity date at par plus accrued interest without penalty. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (as defined below) with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. DEBT (Continued)

Camden Note Payable

On August 1, 2008, we financed an insurance policy with a $4.6 million note payable from Camden Premium Finance, Inc. (the "Camden Note Payable"), bearing interest at 4.59%, through July 1, 2010. Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until October 1, 2009, followed by ten equal payments of $167,589 (including principal and interest). The Camden Note Payable is collateralized by the gross unearned premiums on the policy and any payments on account of loss under the policy. As of September 30, 2008, we have a remaining liability of $4.4 million under the Camden Note Payable which reflects future principal payments.

The Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement, as amended (the "Loan and Security Agreement"), for a revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. and certain other lenders.

On December 12, 2007, we entered into an amendment to the Loan and Security Agreement. This amendment allowed for the exclusion from the calculation of fixed charges, in determining the fixed charge coverage ratio, certain capital investments made in September 2007 by the Company as part of its transformation program to implement operational improvements. This amendment also permitted us to repay our Eton Park Term Loan and enter into a new subordinated note agreement for a reduced principal amount. Finally, this amendment allowed us to implement a stock repurchase program for up to one million shares of common stock over the following 24 months.

The Loan and Security Agreement was amended again on May 9, 2008. At that time, we renegotiated the terms of our Revolving Credit Facility, extended the maturity date to May 12, 2010, and reduced the revolving credit facility to a maximum of $60.0 million to better meet our needs.

The Revolving Credit Facility contains customary affirmative, negative and financial covenants, which were modified in conjunction with this amendment of the Loan and Security Agreement. These financial covenants are described in more detail below. In connection with this amendment to the Loan and Security Agreement, we incurred a $275,000 charge from Bank of America, N.A., of which $200,000 has been classified as a prepaid expense and is being amortized over 12 months and $75,000 has been classified as a deferred financing fee and is being amortized over 24 months.

Currently, the Revolving Credit Facility provides us with access to revolving borrowings in the aggregate amount of up to $60.0 million. At September 30, 2008, we had $34.0 million in letters of credit issued against the Revolving Credit Facility and $26.0 million available under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries' existing and future acquired assets, exclusive of collateral provided to our surety providers. In addition to the financial covenants discussed herein, under the Revolving Credit Facility, we are also restricted from paying cash dividends and limited in our ability to repurchase our common stock. The maturity date of the Revolving Credit Facility is May 12, 2010.

Under the renegotiated terms of the Revolving Credit Facility, interest was calculated at LIBOR plus 3.0%, or the lender's prime rate (the "Base Rate") plus 1.0% through September 30, 2008. Thereafter,

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. DEBT (Continued)

interest will be based on our total liquidity, which is calculated as cash on hand plus availability under the revolving credit facility, as shown in the following table.

Total Liquidity	Interest Rate
Greater than $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%
From $40 million to $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%
Less than $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%

The letter of credit fee under the Loan and Security Agreement is 3.25% through September 30, 2008, after which the letter of credit fee will be based on the same factor as loans outstanding.

In addition, we are charged monthly in arrears (i) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (ii) certain other fees and charges as specified in the Loan and Security Agreement. Finally, the Revolving Credit Facility is subject to a prepayment fee of 0.5% until May 2009 and 0.25% until May 2010.

Through May 9, 2008, loans under the Revolving Credit Facility bore interest at LIBOR plus 3.5% or the Base Rate plus 1.5% on the terms set in the Loan and Security Agreement. In addition, we were charged monthly in arrears (i) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (ii) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit, and (iii) certain other fees and charges as specified in the revolving credit agreement.

The financial covenants for the Revolving Credit Facility, as in effect on September 30, 2008, are described in the table that follows. As of September 30, 2008, we are in compliance with each of the following amended financial covenants under the Revolving Credit Facility.

Covenant	Requirement	Actual
Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Loss of $1.0 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	N/A(1)
Leverage Ratio	Maximum of 3.50:1.00	N/A(1)

(1)
This covenant requirement will not be in effect at any time our total liquidity, as defined in the Loan and Security Agreement, exceeds $50 million.

As of September 30, 2007, we were also in compliance with all of our financial covenants under the Revolving Credit Facility.

The Eton Park / Flagg Street Term Loan

Immediately preceding our emergence from Chapter 11, we had $51.9 million in Senior Convertible Notes (as defined below) outstanding. On the date we emerged from Chapter 11, May 12, 2006, we entered into a $53.0 million senior secured term loan (the "Eton Park Term Loan") with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates to refinance the Senior Convertible Notes. On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day,

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. DEBT (Continued)

we entered into a $25 million senior subordinated loan agreement with Tontine Capital Partners, L.P., the Tontine Term Loan (as described above). Along with a prepayment penalty of $2.1 million that was included in interest expense and accrued interest of $1.0 million, the payoff amount under the Eton Park Term Loan was $48.7 million. Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan.

The Eton Park Term Loan bore interest at 10.75% per annum, subject to adjustment as set forth in the loan agreement governing the Eton Park Term Loan, and was to mature on May 12, 2013. Interest was payable in cash, quarterly in arrears, provided that, at our sole discretion, until the third anniversary of the closing date, we had the option to direct that interest be paid by capitalizing the interest as additional loans under the Eton Park Term Loan. We capitalized interest as additional loans of $2.6 million and $5.0 million, respectively, during the five-month period ended September 30, 2006 and the year ended September 30, 2007. We did not capitalize any interest expense during the period from October 1, 2007 to December 12, 2007, the date the Eton Park Term Loan was repaid. Through the life of the Eton Park Term Loan, we capitalized interest as additional loans of $7.6 million. The Eton Park Term Loan was guaranteed by our subsidiaries, was secured by substantially the same collateral as the Revolving Credit Facility, and was second in priority to the liens securing the Revolving Credit Facility. The interest rate on the Eton Park Term Loan was adjusted at the end of each quarter based on our performance for the period from January 1, 2006 through the end of the quarter. Based on this criterion, the adjusted interest rate on the Eton Park Term Loan was as follows:

Quarter ended / Period ended:	Interest Rate
June 30, 2006	12.60%
September 30, 2006	12.30%
December 31, 2006	12.60%
March 31, 2007	12.00%
June 30, 2007	11.55%
September 30, 2007	10.75%
December 12, 2007	10.75%

Our weighted average interest rate under the Eton Park Term Loan was 10.75% for the period from October 1, 2007 to December 12, 2007.

Senior Convertible Notes

On April 30, 2006, we had outstanding $50.0 million in aggregate principal amount of senior convertible notes (the "Senior Convertible Notes"). Investors in the Senior Convertible Notes agreed to a purchase price equal to 100% of the principal amount of the notes. The Senior Convertible Notes required payment of interest semi-annually in arrears at an annual rate of 6.5%, had a stated maturity of November 1, 2014, constituted senior unsecured obligations, were guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and were convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share (on a pre reverse split basis), subject to adjustment.

The Senior Convertible Notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, we adjusted the carrying value of the Senior Convertible Notes to

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. DEBT (Continued)

the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.7 million, derivative liabilities of $1.5 million and net discounts of $0.7 million to reorganization items for a net pre-tax impact of zero for the five months ended September 30, 2006 (Successor), and $1.9 million for the seven months ended April 30, 2006 (Predecessor). On the date we emerged from bankruptcy, May 12, 2006, the Senior Convertible Notes were repaid in full, plus the related accrued interest for an amount totaling $51.9 million, in accordance with the Plan from the proceeds of the Revolving Credit Facility.

Senior Subordinated Notes

On April 30, 2006, we had outstanding an aggregate of $172.9 million in senior subordinated notes. On the date we emerged from bankruptcy, May 12, 2006, in accordance with the Plan, the note holders exchanged the senior subordinated notes plus accrued interest of $8.8 million for 82% of the fully diluted shares of the Successor company before giving effect to the 2006 Equity Incentive Plan. The senior subordinated notes bore interest at 9.375% paid in arrears on February 1 and August 1 of each year. The senior subordinated notes were unsecured senior subordinated obligations and were subordinated to all other existing and future senior indebtedness. We discontinued accruing the contractual interest on the senior subordinated notes on the date we entered bankruptcy, February 14, 2006.

The senior subordinated notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," we adjusted the carrying value of the senior subordinated notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.2 million, net discount of $1.5 million, and the unamortized gain on the terminated interest rate swaps, previously disclosed, of $1.7 million to reorganization items for a net pre-tax impact of zero for the five months ended September 30, 2006 (Successor) and $2.0 million for the seven months ended April 30, 2006 (Predecessor).

Pre-Petition Credit Facility

On August 1, 2005, we entered into a three-year $80.0 million pre-petition asset-based revolving credit facility with Bank of America, N.A., as administrative agent (the "Pre-Petition Credit Facility"). The Pre-Petition Credit Facility allowed us and our subsidiaries to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the Pre-Petition Credit Facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80.0 million.

We amended the Pre-Petition Credit Facility several times between August 2005 and February 2006, prior to filing for Chapter 11 bankruptcy. The Pre-Petition Credit Facility was replaced by a Debtor-in-Possession Credit Facility (as defined below) on February 14, 2006.

Debtor-in-Possession Financing

On February 14, 2006, in connection with our Chapter 11 cases, we entered into that certain Debtor-in-Possession Loan and Security Agreement, with Bank of America, N.A., as collateral and administrative agent (the "Debtor-in-Possession Credit Facility"). The Debtor-in-Possession Credit

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. DEBT (Continued)

Facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.

The Debtor-in-Possession Credit Facility provided for an aggregate financing of $80.0 million while we were in bankruptcy, consisting of a revolving credit facility of up to $80.0 million, with a $72.0 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the Pre-Petition Credit Facility constituted obligations and liabilities under the Debtor-in-Possession Credit Facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the Pre-Petition Credit Facility during the seven-month period ended April 30, 2006 (Predecessor).

We utilized the Debtor-in-Possession Credit Facility to issue letters of credit for: (i) certain insurance programs; (ii) our surety programs; and (iii) certain projects. On May 12, 2006, upon our emergence from Chapter 11, in accordance with the Plan, the Debtor-in-Possession Credit Facility was replaced by that certain Revolving Credit Facility (as defined above) with Bank of America, N.A. As a result, previously capitalized deferred issuance costs of $0.7 million were written off to interest expense for the seven months ended April 30, 2006 (Predecessor). Amortization of debt issuance costs during the seven months ended April 30, 2006 (Predecessor) was $0.5 million.

8. LEASES

We lease various facilities and vehicles under noncancelable operating leases. For a discussion of leases with certain related parties see Note 13. Rent expense was $8.4 million and $7.5 million for the years ended September 30, 2008 and 2007 (Successor), respectively, $2.2 million for the five months ended September 30, 2006 (Successor), and $4.6 million for the seven months ended April 30, 2006 (Predecessor). Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Year Ended September 30:
2009	$8,264
2010	6,273
2011	4,511
2012	2,368
2013	248
Thereafter	—

Total	$21,664

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows (in thousands):

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Month Period Ended September 30, 2006	Seven Month Period Ended April 30, 2006
Federal:
Current	$—	$—	$—	$—
Deferred	2,393	1,719	232	397
State:
Current	486	947	388	215
Deferred	42	(390)	(195)	146

	$2,921	$2,276	$425	$758

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

	Successor			Predecessor
	Year Ended September 30, 2008	Year Ended September 30, 2007	Five Month Period Ended September 30, 2006	Seven Month Period Ended April 30, 2006
Provision (benefit) at the statutory rate	$1,385	$587	$1,183	$7,915
Increase resulting from:
Non-deductible expenses	1,031	971	828	5,204
State income taxes, net of federal deduction	353	—	—	—
Change in valuation allowance	146	1,007	—	50,985
Contingent tax liabilities	39	256	278	551
Other	—	17	—	2
Decrease resulting from:
Income not subject to tax	—	—	—	(62,123)
Change in valuation allowance	(9)	—	(1,179)	—
State income taxes, net of federal deduction	—	(119)	(509)	(1,776)
Texas Margins Tax	—	(394)	(174)	—
Other	(24)	(49)	(2)	—

	$2,921	$2,276	$425	$758

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. INCOME TAXES (Continued)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

	Successor
	September 30, 2008	September 30, 2007
Deferred income tax assets:
Allowance for doubtful accounts	$1,520	$1,121
Accrued expenses	7,353	6,185
Net operating loss carry forward	77,404	81,465
Various reserves	1,796	3,942
Equity losses in affiliate	2,800	2,455
Share-based compensation	1,914	1,499
Property and equipment	810	—
Other	1,588	1,474

Subtotal	95,185	98,141
Less valuation allowance	(91,060)	(95,288)

Total deferred income tax assets	$4,125	$2,853

Deferred income tax liabilities:
Property and equipment	$—	$(1,171)
Deferred contract revenue and other	(3,556)	(1,187)

Total deferred income tax liabilities	(3,556)	(2,358)

Net deferred income tax assets	$569	$495

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is less than probable and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded, as of September 30, 2008, we derived a cumulative cash tax reduction of $11.4 million from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $119.3 million and state net operating loss carry forwards of $5.6 million. We believe the realization of the additional net operating loss carry forwards is less than probable and have not recorded a deferred tax asset. We have $22.5 million of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2008, approximately five years remain to be amortized.

As of September 30, 2008, we had available approximately $339.2 million of federal net tax operating loss carry forwards for federal income tax purposes, including $119.3 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. On May 12, 2006, we had a change in ownership as defined in Internal

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. INCOME TAXES (Continued)

Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $20.0 million for the first five tax years subsequent to the change in ownership and $16 million thereafter. Approximately $167.6 million of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $80.5 million state net tax operating loss carry forwards, including $5.6 million resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2009. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized. To the extent that we do realize benefits from the release of valuation allowance associated with pre-emergence deferred tax assets, the benefits will go to reduce goodwill, then other long-term intangibles, and then additional paid-in capital.

In assessing the realizability of deferred tax assets at September 30, 2008, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, "Accounting for Income Taxes" places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2008, 2007 and 2006. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $87.2 million for certain federal deferred tax assets and $3.9 million for certain state deferred tax assets. We believe that $5.8 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $0.6 million of state deferred tax assets will be realized and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis. The provision includes $0.4 million and $0.2 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006 for years ended September 30, 2007 (Successor) and September 30, 2006 (Successor), respectively.

As a result of the reorganization and related adjustment to the book basis in goodwill as prescribed by SOP 90-7, we have tax basis in excess of book basis in amortizable goodwill of approximately $24.2 million. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset as prescribed by FASB 109 Paragraph 262. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then additional paid-in capital. As of September 30, 2008, we have not received any cash tax benefit.

The restructuring of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a financial statement gain of $46.1 million. For income tax purposes, the discharge of the senior subordinated notes and related accrued interest resulted in a loss of $131.0 million. The difference relates primarily to appreciation of the value of our common stock through our emergence from Chapter 11 on May 12, 2006.

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 created a

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. INCOME TAXES (Continued)

single model to address accounting for uncertain income tax positions and established a minimum recognition threshold a tax position must meet before being recognized in the financial statements.

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

As the result of the adoption of FIN 48 and recognition of the cumulative effect of the adoption of the new accounting principal, we recorded an $8.2 million decrease in contingent tax liabilities. The reduction of the contingent tax liabilities resulted in a $7.8 million decrease in goodwill as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and a $0.4 million decrease in retained deficit. Upon the adoption of FIN 48, the total liability for unrecognized tax benefits was $6.2 million, excluding accrued interest and penalties, which are discussed below. The liabilities for unrecognized tax benefits are a component of "Other non-current liabilities" in our consolidated balance sheet. The reversal of the liabilities for unrecognized tax benefits would result in a $6.1 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7. The remaining $0.1 million would result in a decrease in the provision for income tax expense.

We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Upon the adoption of FIN 48, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits. The accrued interest and penalties are a component of "Other non-current liabilities" in our consolidated balance sheet. The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7. The remaining $0.2 million would result in a decrease in the provision for income tax expense.

A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows (in thousands):

Balance at October 1, 2007 (Successor)	$6,657
Additions for position related to current year	42
Additions for positions of prior years	143
Reduction resulting from the lapse of the applicable statutes of limitations	(176)

Balance at September 30, 2008 (Successor)	$6,666

As of September 30, 2008, $6.0 million of unrecognized tax benefit would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7. The remaining $0.4 million would result in a decrease in the provision for income tax expense. We anticipate that approximately $0.2 million of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. INCOME TAXES (Continued)

We had approximately $2.7 million and $0.5 million accrued for the payment of interest and penalties at September 30, 2007 and September 30, 2008, respectfully. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2005 and forward are subject to audit as are tax years prior to September 30, 2005, to the extent of unutilized net operating losses generated in those years. Currently, one of our business units is under a state audit for the tax years ended September 30, 2002, 2003 and 2005.

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	Successor
	September 30, 2008	September 30, 2007
Current deferred income taxes:
Assets	$1,638	$615
Liabilities	(1,527)	(584)

Net deferred tax asset, current	$111	$31

Noncurrent deferred income taxes:
Assets	$4,697	$3,062
Liabilities	(4,239)	(2,598)

Net deferred tax asset, non-current	458	464

Net deferred income tax assets	$569	$495

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. REORGANIZATION ITEMS

Reorganization items refer to expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a result of the bankruptcy proceedings. There were no reorganization items for the years ended September 30, 2008 and 2007 (Successor). The following table summarizes the components included in reorganization items on the consolidated statements of operations for the five months ended September 30, 2006 (Successor) and the seven months ended April 30, 2006 (Predecessor) (in thousands):

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. OPERATING SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

We manage and measure performance of our business in three distinct operating segments: Commercial, Industrial and Residential. We also have a Corporate segment that provides general and administrative services to our operating segments. The Commercial segment provides electrical and communications design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises and switch network customers. The Industrial segment provides electrical design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities. In addition to these services, our Industrial segment also designs and assembles modular power distribution centers. The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. The Corporate segment includes expenses associated with our corporate office, which provides support services to the other segments.

In our previous financial statements we measured our performance in two operating segments, Commercial and Industrial, and Residential. On October 1, 2007, in conjunction with our transformation program described in Note 3, we began to utilize the three segment approach that we have described above. Accordingly, we have restated our prior year segment results to be consistent with the current year presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on income from operations of the respective divisions prior to corporate office expenses. Transactions between segments are eliminated in consolidation. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets. As a result of implementing fresh-start accounting (see Note 16), the segment information for the Successor is not comparable to the segment information for the Predecessor. Segment information for the years ended

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. OPERATING SEGMENTS (Continued)

September 30, 2008 and 2007 (Successor), the five months ended September 30, 2006 (Successor), and the seven months ended April 30, 2006 (Predecessor) is as follows (in thousands):

	Fiscal Year Ended September 30, 2008
Successor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$473,570	$129,671	$215,046	$—	$818,287
Cost of services	406,544	107,716	172,147	—	686,407

Gross profit	67,026	21,955	42,899	—	131,880
Selling, general and administrative	38,156	7,340	33,238	38,632	117,366
(Gain) loss on sale of assets	(201)	(14)	66	35	(114)
Restructuring charge	4,082	369	364	—	4,815

Income (loss) from operations	$24,989	$14,260	$9,231	$(38,667)	$9,813

Other data:
Depreciation and amortization expense	$2,063	$1,122	$2,174	$2,491	$7,850
Capital expenditures	$449	$617	$402	$9,897	$11,365
Total assets	$128,318	$22,538	$43,432	$123,454	$317,742

	Year Ended September 30, 2007
Successor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$460,143	$121,578	$308,630	$—	$890,351
Cost of services	393,855	100,169	251,405	—	745,429

Gross profit	66,288	21,409	57,225	—	144,922
Selling, general and administrative	48,291	8,400	34,958	45,320	136,969
(Gain) loss on sale of assets	(279)	(37)	99	171	(46)
Restructuring expenses	824	—	—	—	824

Income (loss) from operations	$17,452	$13,046	$22,168	$(45,491)	$7,175

Other data:
Depreciation and amortization expense	$4,049	$538	$1,029	$4,196	$9,812
Capital expenditures	$988	$378	$431	$911	$2,708
Total assets	$114,354	$30,068	$56,753	$145,761	$346,936

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. OPERATING SEGMENTS (Continued)

	Five Months Ended September 30, 2006
Successor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$196,517	$54,079	$162,458	$—	$413,054
Cost of services	174,717	45,495	132,344	—	352,556

Gross profit	21,800	8,584	30,114	—	60,498
Selling, general and administrative	18,412	3,880	16,999	13,824	53,115
(Gain) loss on sale of assets	21	1	(8)	4	18

	$3,367	$4,703	$13,123	$(13,828)	$7,365

Other data:
Depreciation and amortization expense	$1,049	$210	$563	$1,621	$3,443
Capital expenditures	$235	$163	$631	$295	$1,324
Total assets (unaudited)	$142,055	$34,073	$72,490	$99,307	$347,925

	Seven Months Ended April 30, 2006
Predecessor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$256,083	$65,498	$188,286	$—	$509,867
Cost of services	224,131	57,429	149,615	—	431,175

Gross profit	31,952	8,069	38,671	—	78,692
Selling, general and administrative	23,595	5,269	22,067	18,478	69,409
(Gain) loss on sale of assets	(21)	(8)	(5)	141	107

Income (loss) from operations	$8,378	$2,808	$16,609	$(18,619)	$9,176

Other data:
Depreciation and amortization expense	$1,633	$335	$625	$1,418	$4,011
Capital expenditures	$762	$75	$374	$409	$1,620
Total assets	$149,409	$25,271	$59,793	$93,626	$328,099

Total assets as of September 30, 2008, 2007 and 2006 exclude assets held for sale and from discontinued operations of $2.0 million, $6.5 million and $27.6 million, respectively. Total assets as of April 30, 2006 exclude assets held for sale and from discontinued operations of $51.2 million.

We do not have significant operations or long-lived assets in countries outside of the United States.

12. STOCKHOLDERS' EQUITY

Prior to May 12, 2006, we had 3.3 million stock options outstanding under the 1997 Stock Plan, the 1997 Directors' Stock Plan and the 1999 Incentive Compensation Plan. These incentive plans provided for the award of stock-based incentives to employees and directors. All outstanding options under these plans were cancelled and the plans terminated on May 12, 2006, pursuant to our Plan.

The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the "2006 Equity Incentive Plan"). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.3 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

On May 12, 2008, 10,555 shares of outstanding common stock that were reserved for issuance upon exchange of previously issued shares pursuant to our Plan were cancelled.

Treasury Stock

On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock, and the Company has established a Rule 10b5-1 plan to facilitate this repurchase. This stock repurchase was allowed under an amendment to our Loan and Security Agreement (see Note 7) that also allowed us to repay our Eton Park Term Loan and enter into our Tontine Term Loan. This share repurchase program is authorized through December 2009.

During the year ended September 30, 2008, we repurchased 584,942 common shares under the share repurchase program at an average price of $17.73 per share. During the year ended September 30, 2008, we also repurchased 35,212 common shares from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 56,248 unvested shares were forfeited by former employees and returned to treasury stock. Finally, we issued 101,650 shares out of treasury stock under our share-based compensation programs.

Restricted Stock

In January 2005, we granted a restricted stock award of 365,564 shares under the 1999 Incentive Compensation Plan to certain employees. Under the terms of the original agreement, this award vested in equal installments on January 3, 2006 and 2007, provided the recipient was still employed by us on the vesting date. The market value of the stock on the date of grant for this award was $1.7 million, which was to be recognized as compensation expense over the related two-year-vesting period. On January 3, 2006, 147,141 restricted shares vested under this award, and on May 12, 2006, 134,531 restricted shares vested under this award and were expensed in accordance with the terms of the Plan. Through May 12, 2006, a total of 83,892 shares were forfeited under this grant. Included in stock-based compensation for the seven months ended April 30, 2006 (Predecessor) is $0.6 million related to the early vesting of restricted stock granted in January 2005. The early vesting occurred as a result of the effective change of control as contemplated by the Plan. These restricted shares would have otherwise not vested until January 2007.

Effective May 12, 2006, we granted 384,850 shares of restricted stock at a price of $24.78 to certain employees under the 2006 Equity Incentive Plan. These shares vest one-third per year starting January 1, 2007. On January 1, 2008 and 2007, 91,224 and 113,332 shares vested, respectively. Through September 30, 2008, a total of 126,384 of these shares have been forfeited. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $9.5 million; however, based on forfeitures to date and projected forfeitures for the remaining vesting period, we estimate that we will recognize a total of $6.7 million associated with this award of which $6.3 million has been recognized through September 30, 2008.

In June 2006, we granted 8,400 shares of restricted stock at a price of $18.00 to members of our board of directors. These shares vested on February 1, 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.2 million. In July 2006, we granted 25,000 shares of restricted stock at a price of $17.36 to one of our executive officers, vesting one-third per year beginning in July 2007. Under SFAS 123(R), the estimated fair value of these restricted shares on the date of grant was $0.4 million of which $0.3 million has been recognized through September 30, 2008.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

In April 2007, we granted 20,000 shares of restricted stock at a price of $25.08 to one of our executive officers, vesting one-third per year beginning in April 2008. Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.4 million of which $0.2 million has been recognized through September 30, 2008. In May 2007, we granted 4,000 shares of restricted stock at a price of $26.48 to one of our former officers under a consulting agreement. These shares vested fully on December 31, 2007. Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.1 million.

We granted 101,650 shares of restricted stock to our employees during our 2008 fiscal year, of which 5,300 shares were forfeited during the year. These restricted shares were granted at prices ranging from $13.38 to $19.98 with a weighted average price of $19.17. 7,500 of these shares vest one-third per year beginning on the first anniversary of the grant, and the remaining 88,850 cliff vest on the third anniversary of the grant. Under SFAS 123(R), the estimated fair value of these restricted shares was $1.7 million, of which $0.5 million has been recognized through September 30, 2008.

During the years ended September 30, 2008 and 2007 (Successor), we recognized $2.6 million and $3.7 million, respectively, in compensation expense related to these restricted stock awards. During the five months ended September 30, 2006 (Successor) and the seven months ended April 30, 2006 (Predecessor), we recognized $1.2 million and $1.2 million, respectively, in compensation expense related to restricted stock awards. At September 30, 2008, the unamortized compensation cost related to outstanding unvested restricted stock was $3.0 million. We expect to recognize $1.7 million, $1.1 million and $0.2 million of this unamortized compensation expense during the years ended September 30, 2009, 2010 and 2011, respectively.

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Performance-Based Restricted Stock

During the year ended September 30, 2008, we granted 15 members of our senior management team performance-based phantom stock units ("PSUs"). Each PSU is convertible into shares of restricted common stock that will cliff vest on September 30, 2010, subject to the terms of the award. The size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. At the time the award was made, the potential range of the award was between zero and 188,300 shares of restricted stock, depending on the actual cumulative earnings per share for this period. Due to one PSU forfeiture during fiscal year 2008, the current potential maximum award is 177,700 shares.

At the time the PSU awards were granted, we forecasted that we would ultimately issue 94,150 restricted shares under the program, based on our achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. Under SFAS 123(R), the estimated fair value of these PSUs on the date of grant was $1.5 million. The awards vest over three years and are to be amortized on a straight-line basis throughout that period. We expensed $0.3 million through the end of the nine month period ended June 30, 2008 based on this projection. During the fourth quarter of our 2008 fiscal year, we revised our 2009 projected earnings per share in conjunction with our year-end budget analysis. As of September 30, 2008, we do not believe we will achieve the minimum cumulative earnings per share threshold of $1.73 to issue any restricted shares under the program, and we reversed the $0.3 million of stock compensation expense previously booked during the first nine months of our

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

2008 fiscal year. We will not accrue any compensation expense under this award during our 2009 or 2010 fiscal years. However, any deviation in the cumulative fully diluted earnings per share that we achieve through the end of our 2009 fiscal year will result in a change in the actual amount of stock-based compensation that we recognize over the vesting period.

Stock Options

The following table summarizes activity under our stock option plans.

Successor	Shares	Weighted Average Exercise Price
Outstanding, May 12, 2006	—	—
Options Granted	151,471	26.53
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2006	151,471	$26.53
Options Granted	40,000	27.15
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2007	191,471	$26.66

Options Granted	26,000	17.09
Exercised	—	—
Forfeited and Cancelled	(56,471)	$41.61

Outstanding, September 30, 2008	161,000	$19.87

Exercisable, September 30, 2008	80,000	$18.99

The following table summarizes options outstanding and exercisable at September 30, 2008:

Range of Exercise Prices	Outstanding as of September 30, 2008	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2008	Weighted-Average Exercise Price
$13.38 – $18.79	116,000	8.0	$17.32	66,667	$17.36
$20.75 – $33.35	45,000	8.7	26.44	13,333	27.15

	161,000	8.2	$19.87	80,000	$18.99

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire between July 2016 and August 2018.

During the years ended September 30, 2008 and 2007 (Successor), we recognized $0.5 million and $0.4 million, respectively, in compensation expense related to these awards. During the five months ended September 30, 2006 (Successor), we recognized $0.2 million in compensation expense related to these awards. At September 30, 2008, the unamortized compensation cost related to outstanding unvested stock options was $0.6 million. We expect to recognize $0.5 million, $0.1 million and $0.0 million of this unamortized compensation expense during the years ended September 30, 2009, 2010 and 2011, respectively.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. RELATED-PARTY TRANSACTIONS

In connection with some of our original acquisitions, certain divisions have entered into related party lease arrangements with former owners for facilities. These lease agreements are for periods generally ranging from three to five years. Related party lease expense for the years ended September 30, 2008 and 2007 (Successor) was $1.5 million and $2.5 million, respectively, for the five months ended September 30, 2006 (Successor) was $1.1 million and for the seven months ended April 30, 2006 (Predecessor) was $1.4 million. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 8.

As described more fully in Note 7, we entered into a $25.0 million term loan with Tontine, a related party, in December 2007. During the year ended September 30, 2008, we incurred interest expense of $2.2 million related to this term loan.

14. EMPLOYEE BENEFIT PLANS

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service.

The aggregate contributions by us to the 401(k) Plan were $2.3 million, $1.9 million, $0.5 million and $0.7 million, respectively, for the years ended September 30, 2008 and 2007 (Successor), the five months ended September 30, 2006 (Successor), and the seven months ended April 30, 2006 (Predecessor).

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the construction business there are frequently claims and litigation. There are inherent claims and litigation risk associated with the number of people that work on construction sites and the fleet of vehicles on the road everyday. Additionally, latent defect litigation is normal for residential home builders in some parts of the country, and latent defect litigation is increasing in certain states where we perform work. We proactively manage such claims and litigation risks through safety programs, insurance programs, litigation management at the corporate and local levels, and a network of attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved.

Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters may be higher than the ordinary level in any one reporting period. We believe that all such claims and litigation are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations. We expense routine legal costs related to proceedings as they are incurred.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

The following is a discussion of certain significant legal matters we are currently involved in:

Clark Construction v. IES Commercial, Inc. f/k/a J.W. Gray

In September 2008, Clark Construction ("Clark") filed suit to recover the expenses incurred by Clark and its sub-guard surety to complete a project after Clark terminated J.W. Gray ("Gray"), one of our former divisions, from the project. During the five-month period ended September 30, 2006, Gray received approximately $4.9 million in backcharges from Clark, which we disputed. We performed an evaluation of the merits of the backcharges and, as a result, recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million. We have not recorded any liability with respect to this amount, as we do not believe in the validity of the claims or that the payment is probable. In 2006, we reversed previously recognized revenues related to this project of $0.5 million and wrote off $0.4 million of receivables and $0.1 million in underbillings because we believed the revenues were uncollectible. Clark alleges the expenses were the result of delays caused by Gray's insufficient staffing of the project. We contend that delays were the result of Clark's failure to properly manage the project, delays of other subcontractors and issues not in the control of Gray. Clark claims that the cost to complete the project and other damages total $4.5 million. We have filed an answer and a counterclaim seeking payment of the $0.3 million due for work completed and an additional amount in excess of $0.8 million for delay and productivity impact on our costs. While we believe Clark's charges may potentially be without merit, there can be no assurances that we will ultimately prevail in this dispute.

Self-insurance

We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2008, we had $11.3 million accrued for self-insurance liabilities, including $3.7 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million. As of September 30, 2008, we had reserved $0.5 million for these claims, in accordance with SFAS 5, "Accounting for Contingencies." Finally, for those legal proceedings not expected to be covered by insurance, we had accrued $0.7 million at September 30, 2008.

Divestitures

During fiscal year 2005 and the five-month period ended September 30, 2006, we sold all or substantially all of the assets of certain wholly-owned subsidiaries. Those sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase those assets is a previous owner of those assets. That previous owner may still be associated with the subsidiary as an officer of that subsidiary. To facilitate the desired timing, the sales were being made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities but retaining the entities from which they were sold, that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. We would then seek reimbursement from the purchasers.

Additionally, as part of these sales, the purchasers assumed all liabilities except those specifically retained by us. These transactions do not include the sale of the legal entity (our subsidiary) and, as

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

such, we retained certain potential legal liabilities. In addition to specifically retained liabilities, contingent liabilities exist in the event the purchasers are unable or unwilling to perform under their assumed liabilities. These contingent liabilities may include items such as:

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

Surety

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred significant expenses to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2008, our cost to complete projects covered by surety bonds was $109.4 million. As of September 30, 2008, we utilized a combination of cash and letters of credit totaling $30.6 million, which was comprised of $21.0 million in letters of credit and $9.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.

We obtain our surety bonds from two primary surety providers. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, work has begun or bonds may be required in the future by the customer according to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond, then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms. We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider. We believe we presently have adequate surety coverage.

Surety bond companies may also provide surety bonds at a cost including (i) payment of a premium, plus (ii) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5% – 10%) amount as retention until the end of the job, could make certain bonded projects uneconomic to perform.

On October 27, 2008, we entered into a Co-Surety Arrangement with two of our independent surety providers that increased our aggregate bonding capacity to $325.0 million and reduced our bond premium to an average of $11.25 per thousand dollars of contract costs for projects less than 24 months in duration.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2008, $13.0 million of our outstanding letters of credit were utilized to collateralize our insurance program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2008, we had no open purchase commitments.

We have committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2008, we had invested $4.85 million under our commitment to EnerTech. (see Note 2).

At September 30, 2007, we were party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. We had $0.5 million in prepaid expenses and $0.5 million in accrued liabilities related to this arrangement as of September 30, 2007. During the year ended September 30, 2008, we exited this arrangement and entered into the Camden Note Payable, as described in Note 7, to finance an insurance policy.

16. FRESH-START REPORTING

Basis of Presentation

In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), we applied "fresh-start" accounting as of April 30, 2006. Fresh-start accounting required us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). Under the provisions of fresh-start accounting, a new entity was deemed created for financial reporting purposes. References to "Successor" in the financial statements are in reference to reporting dates on and after May 1, 2006. References to "Predecessor" in the financial statements are in reference to reporting dates through April 30, 2006, including the impact of Plan provisions and the adoption of fresh-start accounting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods.

The Plan of Reorganization

The Plan was approved by the Bankruptcy Court on the confirmation date, April 26, 2006. In accordance with the Plan:

  (i)
  The holders of our senior subordinated notes received, on the date we emerged from bankruptcy, in exchange for their total claims (including principal and interest), 82% of our fully diluted new common stock, representing 12,631,421 shares, before giving effect to options to be issued under a new employee and director stock option plan. Up to 10% of the fully

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. FRESH-START REPORTING (Continued)

    diluted shares of our new common stock outstanding as of the Plan Effective Date could be issued under the new employee and director stock option plan.

  (ii)
  The holders of our old common stock received 15% of our fully diluted new common stock, representing 2,310,614 shares, before giving effect to the 2006 Equity Incentive Plan.

  (iii)
  Certain members of management received up to an aggregate of 384,850 restricted shares of our new common stock, equal to 2.5% of our fully diluted new common stock, with an additional 0.5% reserved for new key employees, before giving effect to the 2006 Equity Incentive Plan. The restricted shares of our new common stock vest over approximately an approximately 31.5 month period.

  (iv)
  $50 million in Senior Convertible Notes were refinanced from the proceeds of the $53 million Eton Park Term Loan (see Note 7).

  (v)
  All other allowed claims were either paid in full in cash or reinstated.

Fresh-start Reporting

We implemented fresh-start accounting and reporting in accordance with SOP 90-7 on April 30, 2006. Fresh-start accounting required us to re-value our assets and liabilities based upon their estimated fair values, which has resulted in material adjustments to the carrying amount of our assets and liabilities. We engaged an independent expert to assist us in computing the fair market value of our assets and liabilities. The fair values of the assets, as determined for fresh-start reporting, were based on estimates of anticipated future cash flows generated from each market and applying business valuation techniques. Liabilities existing on April 30, 2006 were stated at the present values of amounts to be paid, discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result of implementing fresh-start accounting, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.

As confirmed by the Bankruptcy Court, our estimated reorganization value was determined to be approximately $213.5 million. This value was reached using accepted valuation techniques and using our projections through 2010. To calculate value, a comparable company analysis and a discounted cash flow analysis were performed. Discount rates between 10.0% and 15.0% and an EBITDA multiple range of 5.0 to 7.0 times were used to determine a terminal value. Our assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with SFAS 141. In addition, our accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the reorganization plan. The restructuring of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. The loss for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in "Reorganization Items" (see Note 10) in the consolidated statement of operations.

The following fresh-start unaudited balance sheet illustrates the financial effects as of April 30, 2006, the date of (i) the implementation of the Plan, and (ii) the adoption of fresh-start reporting. The fresh-start balance sheet reflects the effects of the consummation of the transactions contemplated in the Plan, including the refinancing of the convertible notes and the exchange of the senior subordinated notes for the common stock of the Successor.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. FRESH-START REPORTING (Continued)

	April 30, 2006
	Predecessor	Plan Effects		Fresh-start Adjustments		Successor
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,101	$872	(a)	$—		$16,973
Restricted cash	20,132	(20,132	)(b)	—		—
Accounts receivable:
Trade, net of allowance of $1,982	139,711	—		—		139,711
Retainage	32,386	—		—		32,386
Costs and estimated earnings in excess of billings on uncompleted contracts	20,300	—		—		20,300
Inventories	23,464	—		—		23,464
Prepaid expenses and other current assets	29,382	—		(1,648	)(l)	27,734
Assets held for sale and from discontinued operations	41,893	—		337	(l)	42,230

Total current assets	323,369	(19,260)		(1,311)		302,798
PROPERTY AND EQUIPMENT, net	21,181	—		8,193	(l)	29,374
GOODWILL	24,343	—		(9,279	)(m)	15,064
OTHER NON-CURRENT ASSETS	7,228	21,503(b	)(c)	3,355	(l)	32,086

Total assets	$376,121	$2,243		$958		$379,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$25	$—		$—		$25
Accounts payable and accrued expenses (including $10,639 in accrued interest subject to compromise)	112,596	(7,259	)(d)	1,120	(l)	106,457
Billings in excess of costs and estimated earnings on uncompleted contracts	26,903	—		—		26,903
Liabilities related to assets held for sale associated with discontinued operations	16,902	—		1,038	(l)	17,940
Senior convertible notes, net (subject to compromise)	50,000	(50,000	)(e)	—		—
Senior subordinated notes, net (subject to compromise)	172,885	(172,885	)(f)	—		—

Total current liabilities	379,311	(230,144)		2,158		151,325
LONG-TERM DEBT, net of current maturities	133	—		—		133
TERM LOAN	—	53,000	(g)	—		53,000
OTHER NON-CURRENT LIABILITIES	15,771	—		(1,249)		14,522

Total liabilities	395,215	(177,144)		909		218,980

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—		—		—
Predecessor common stock, $.01 par value, 100,000,000 shares authorized, 39,024,209 shares issued	390	(390	)(h)	—		—
Predecessor restricted voting common stock, $.01 par value, 2,605,709 shares issued, authorized and outstanding	26	(26	)(h)	—		—
Successor common stock, $0.01 par value 100,000,000 shares authorized and 15,326,885 shares issued and outstanding	—	153(f	)(h)	—		153
Treasury stock, at cost, 2,416,377 and 0 shares	(10,930)	10,930	(i)	—		—
Additional paid-in capital	428,869	124,880	(j)	(393,560	)(n)	160,189
Retained earnings (deficit)	(437,449)	43,840	(k)	393,609	(n)	—

Total stockholders' equity (deficit)	(19,094)	179,387		49		160,342

Total liabilities and stockholders' equity (deficit)	$376,121	$2,243		$958		$379,322

(a)
Reflects the net remaining proceeds from the term loan borrowings, less financing costs and the repayment of principal and accrued interest on the Senior Convertible Notes (see Note 7).

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. FRESH-START REPORTING (Continued)

(b)
Reflects the reclassification of restricted cash collateral to other non-current assets in accordance with the provisions of the Revolving Credit Facility.

(c)
Reflects the net increase in deferred financing costs related to the Eton Park Term Loan and Revolving Credit Facility.

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

(g)
Reflects advances under the Eton Park Term Loan (see Note 7).

(h)
Reflects cancellation of Predecessor common stock in exchange for common stock of the Successor.

(i)
Reflects the cancellation of treasury stock.

(j)
Reflects the impact to paid-in capital resulting from: (i) the issuance of new common stock to the senior subordinated noteholders and holders of Predecessor common stock; (ii) the new restricted common stock issued to management; and (iii) the cancellation of Predecessor common stock (including treasury stock).

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

Impact of Fresh-Start Accounting on Depreciation and Amortization

Upon adopting fresh-start accounting in accordance with SOP 90-7, we recorded adjustments to our balance sheet to adjust the book value of our assets and liabilities to their estimated fair value. As a result, we increased the book value of our property and equipment by $8.5 million, of which land represented $1.9 million and is not subject to depreciation. Since that time, this adjustment has resulted in $1.6 million, $2.7 million and $1.1 million of additional depreciation expense for the years ended September 30, 2008 and 2007 (Successor) and for the five-month period ended September 30, 2006 (Successor), respectively. We expect that this adjustment will result in an increase of our depreciation expense by $0.2 million during fiscal year 2009 and a total of $0.7 million thereafter. Incremental depreciation associated with our discontinued operations was $0.2 million and $0.1 million during the year ended September 30, 2007 (Successor) and the five-month period ended September 30, 2006 (Successor), respectively. There was no incremental deprecation expense associated with our discontinued operations during the year ended September 30, 2008.

Additionally, upon adopting fresh-start accounting, we established a contract loss reserve liability of $4.2 million to record the fair value of expected losses related to existing contracts. This reserve was amortized as a reduction of cost of services over the remaining terms of the contracts. We recognized income of approximately $1.4 million and $1.8 million related to the amortization of this contract loss reserve liability for the year ended September 30, 2007 (Successor) and the five-month period ended September 30, 2006 (Successor), respectively. We recognized less than $10,000 of additional income as a result of the contract loss reserve during the year ended September 30, 2008 (Successor). Additional income associated with our discontinued operations was $0.5 million and $0.5 million during the year ended September 30, 2007 (Successor) and the five-month period ended September 30, 2006 (Successor), respectively. There was no additional income as a result of the contract loss reserve during the year ended September 30, 2008.

We also identified certain intangible assets of $6.1 million as a result of adopting fresh-start accounting. These assets are being amortized over their expected useful lives. As a result, we have recorded

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. FRESH-START REPORTING (Continued)

$1.2 million, $1.8 million and $0.9 million, respectively, of amortization expense for the years ended September 30, 2008 and 2007 (Successor) and the five-month period ended September 30, 2006 (Successor). We expect that this adjustment will result in an increase of our amortization expense by $0.6 million during fiscal year 2009 and a total of $1.6 million thereafter.

Impact of Reorganization on Income Taxes

The reorganization of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a financial statement gain of $46.1 million. For income tax purposes, there is no gain or loss realized on the discharge of the senior subordinated notes and related accrued interest. Therefore, the financial statement gain was excluded from taxable income for the tax year ended September 30, 2006. In addition, the reorganization resulted in a change in ownership as defined in Internal Revenue Code Section 382. Internal Revenue Code Section 382 limits the utilization of net operating losses that existed as of the change in ownership in tax periods subsequent to the change in ownership. As such, our net operating loss utilization after May 12, 2006 is subject to Internal Revenue Code Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized (see Note 9).

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly financial information for the years ended September 30, 2008 and 2007 (Successor), are summarized as follows (in thousands, except per share data):

	Successor
	Fiscal Year Ended September 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$197,120	$195,659	$213,798	$211,710
Gross profit	$33,035	$30,837	$34,233	$33,775
Restructuring expenses	$1,295	$2,098	$1,038	$384
Net income (loss) from continuing operations	$(920)	$226	$2,311	$(581)
Net income (loss) from discontinued operations	$123	$(187)	$(273)	$(15)
Net income (loss)	$(797)	$39	$2,038	$(596)
Net earnings (loss) per share from continuing operations:
Basic	$(0.06)	$0.02	$0.15	$(0.04)
Diluted	$(0.06)	$0.02	$0.15	$(0.04)
Net earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.01)	$(0.02)	$(0.00)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.00)
Net earnings (loss) per share:
Basic	$(0.05)	$0.00	$0.14	$(0.04)
Diluted	$(0.05)	$0.00	$0.14	$(0.04)

	Fiscal Year Ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$227,273	$214,663	$222,199	$226,216
Gross profit	$38,074	$35,605	$38,326	$32,917
Restructuring expense	$—	$—	$—	$824
Net income (loss) from continuing operations	$400	$(828)	$1,148	$(1,320)
Net income (loss) from discontinued operations	$(1,199)	$87	$59	$(2,759)
Net income (loss)	$(799)	$(741)	$1,207	$(4,079)
Net earnings (loss) per share from continuing operations:
Basic	$0.03	$(0.05)	$0.08	$(0.09)
Diluted	$0.03	$(0.05)	$0.08	$(0.09)
Net earnings (loss) per share from discontinued operations:
Basic	$(0.08)	$0.01	$0.00	$(0.18)
Diluted	$(0.08)	$0.01	$0.00	$(0.18)
Net earnings (loss) per share:
Basic	$(0.05)	$(0.04)	$0.08	$(0.27)
Diluted	$(0.05)	$(0.04)	$0.08	$(0.27)

During the fourth quarter of our 2008 fiscal year we recorded a $518,000 impairment charge on our investment in EnerTech. During the first quarter of our 2008 fiscal year we recorded a $2,052,000 debt prepayment penalty. During the third quarter of our 2007 fiscal year we recorded a $675,000 debt prepayment penalty.

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management, including the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control system was designed to provide reasonable assurance to the Company's Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Integrated Electrical Services' internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2007, our management, including our Chief Executive Officer and our Chief Financial Officer, identified a material weakness at one of our divisions and concluded that our disclosure controls and procedures were not effective. As a result of this material weakness, we implemented a plan to remediate this situation during the year. Some of these actions included replacement of key management, standardizing and enhancing our cost-to complete processes, implementing a proprietary project management software system across the Company, and strengthened accounting controls through the consolidation of back office processing. These measures enabled us to successfully remediate the material weakness as of September 30, 2008. Apart from the completion of this remediation program, there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Integrated Electrical Services, Inc.

        We have audited Integrated Electrical Services Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Electrical Services Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Integrated Electrical Services Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2008 (Successor), the period from May 1, 2006 to September 30, 2006 (Successor) and the period from October 1, 2005 to April 30, 2006 (Predecessor) of Integrated Electrical Services Inc. and our report dated December 12, 2008 expressed an unqualified opinion thereon.

                    /s/ ERNST & YOUNG LLP

Houston, Texas
December 12, 2008

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Certain of the information required by Item 10 of Part III of this Form 10-K is incorporated by reference to the sections entitled "Management;" "Section 16(a) Beneficial Ownership Reporting Compliance;" and "Election of Directors" in the Company's definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the SEC no later than January 28, 2009.

Executive Officers

Certain information with respect to each executive officer is as follows:

    Michael J. Caliel, 49, has been President and Chief Executive Officer since July 2006. From 1993 until he joined IES, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

    Raymond K. Guba, 49, joined IES as Senior Vice President, Chief Financial Officer in April 2007. In 2005 and 2006, Mr. Guba served as Chief Financial Officer for Kraton Polymers, LLC, a $1 billion global chemical company. Previous to Kraton, he spent 19 years with General Electric, Co., where he held a variety of positions with increasing responsibility leading to his last position with GE Energy, a General Electric, Co. subsidiary, as Manager of Finance for their Global Installations and Field Services business. Prior to General Electric, Co. he spent three years in public accounting where he became a Certified Public Accountant.

    Alan O. Gahm, 51, joined IES as Vice President and Chief Accounting Officer in January 2008. Mr. Gahm served from June 2006 through January 2008 as Corporate Controller of Kraton Polymers. From 2004 to May 2006, Mr. Gahm was Chief Operating Officer of Profit Technologies Corporation, an international audit and consulting firm, and from 2000 to 2004 was Vice President, Finance and Corporate Controller of KoSa, a $5.5 billion global polyester/chemical manufacturing subsidiary of Koch Industries.

    Curt L. Warnock, 54, has been Senior Vice President, General Counsel and Corporate Secretary since January 2005. Mr. Warnock is licensed in Texas and federal courts and before the Fifth Circuit Court of Appeals and before the United States Supreme Court. Before that he served IES as Vice President, Law beginning in October 2002. From July 2001 to October 2002, Mr. Warnock served as Assistant General Counsel. Prior to July 2001, Mr. Warnock spent sixteen years with Burlington Resources Inc., an independent NYSE oil and gas company, serving in various positions. Prior to that, Mr. Warnock served as Senior Attorney to Pogo Producing Company, a NYSE oil and gas company; before that, he was in private practice.

    Robert B. Callahan, 51, has been Senior Vice President of Human Resources since June 2005. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001, after

    11 years with the H.E.B. Grocery Company where he served as Director of Human Resources. Mr. Callahan has also served as a faculty member at the University of Texas at San Antonio where he taught Employment Law, Human Resources Management and Business Communications.

    Richard A. Nix, 54, has been Group Vice President of the Company since December 2007. From December 2006 to present Mr. Nix was president of Houston Stafford Electric ("HSE") which changed its name to IES Residential, Inc. in September 2007. From January 2004 until December 2006 he was Senior Division Manager of HSE and a consultant to that entity from January 2003 to January 2004.

    James A. Robertson, 55, has been Group Vice President of the Company since December 2007 and Vice President of IES Industrial, Inc. since April 2008. From October 2003 until December 2007, Mr. Robertson was employed as General Manager, Inspection and Repair Services/Industrial Services of General Electric Co.

    Johnny A. Menninga, 57, was Group Vice President of the Company from December 2007 until October 2008 when he was named Vice President and Division General Manager of IES Commercial, Inc. ("IESC"). From October 2007 to October 2008 he was Vice President of IESC and a Regional Operating Officer of the Company from July 2005 to December 2007. Mr. Menninga was also president of Menninga Electric from the date of its inception in 1977 until August 2005 when he was named Chief Operating Officer of that entity and served in that position until September 2007 when it was merged into IESC. Effective November 1, 2008, Mr. Menninga assumed the position of Vice President and Division General Manager.

    Thomas E. Vossman, 46, has been Group Vice President of the Company since November 3, 2008. From May 2005 to November 2008 Mr. Vossman was Senior Vice President and Chief Operating Officer of Insituform Technologies, Inc. where he was employed as Vice President, Southwest United States from January 2005 until May 2005. From July 2003 until December 2004 he was an independent consultant with H & T Enterprises, LLC, and from March 1998 to July 2003 he held senior positions with Encompass Services Corporation.

Mr. Warnock and Mr. Callahan were officers of the Company when it filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on February 14, 2006.

We have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an "audit committee financial expert" as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement under the section entitled "Designation of the Audit Committee Financial Expert."

Directors

Certain information with respect to each director is as follows:

Donald L. Luke*, 71, was Chairman and Chief Executive Officer of American Fire Protection Group, Inc., a private company involved in the design, fabrication, installation and service of products in the fire sprinkler industry from 2001 until April 2005. From 1997 to 2000, Mr. Luke was President and Chief Operating Officer of Encompass Services (construction services) and its predecessor company GroupMac. Mr. Luke held a number of key positions in product development, marketing and executive management in multiple foreign and domestic publicly traded companies. Mr. Luke also serves on the board of directors of American Fire Protection Group, Inc. and is a director of Cable Lock, Inc., which manages the affiliated Olshan Foundation Repair companies.

Charles H. Beynon*, 60, had been an independent consultant providing financial and advisory consulting services to a diverse group of clients since October 2002. From 1973 until his retirement from the firm in 2002, Mr. Beynon was employed by Arthur Andersen & Co., an accounting firm, including 19 years as a partner. He also currently serves as a director of Broadwind Energy, Inc. (a leading provider of component, logistics and services to the wind power and broader energy markets) and is a Certified Public Accountant.

Michael J. Hall*, 64, served as President and Chief Executive officer of Matrix Service Company (construction, repair and maintenance of petroleum, petrochemical and power infrastructure and bulk storage terminals) from March 2005 until his retirement in November 2006, at which time he was elected Chairman of the Board of Matrix. Mr. Hall was Vice President—Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 until his temporary retirement in May 2004. He also has served as a director of Matrix since 1998. Mr. Hall is a member of the Board of Directors of Alliance G.P., LLC (the general partner of Alliance Holdings, G.P., L.P., a limited partnership which owns and controls Alliance Resource Management G.P., LLC) and Chair of its Audit Committee and a member of the Board of Directors of Alliance Resource Management G.P., LLC (the managing general partner of Alliance Resources Partners, L.P., a publicly traded limited partnership engaged in the production and marketing of coal), and Chairman of its Audit Committee.

John E. Welsh*, 57, is President of Avalon Capital Partners, LLC, a private investment vehicle, a position he has held since January 2003. From October 2000 until December 2002, Mr. Welsh was Managing Director of CIP Management, LLC, the management entity for a series of venture capital partnerships affiliated with Rothchild, Inc. Mr. Welsh has been a director of General Cable Corp., a developer, designer, manufacturer, marketer and distributor of copper, aluminum and fiber optic wire and cable products since 1997, and Non-Executive Chairman since 2001.

Joseph V. Lash*, 46, has been a member of Tontine Associates, LLC, a private investment fund, since 2005. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of approximately 58% of the Company's common stock. From 2002 through 2005, Mr. Lash served as a senior managing director of Conway, Del Genio, Gries & Co., LLC, a financial advisory firm. From 1998 through 2001, Mr. Lash was a Managing Director within the Global Mergers and Acquisitions Department of J. P. Morgan Chase, an investment banking firm. Mr. Lash is also a director of Exide Technologies (manufacturer of batteries) and Neenah Enterprises, Inc. (manufacturer of iron castings).

Michael J. Caliel, 49, has been President and Chief Executive Officer since July 2006. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

*
Denotes independent director

Item 11.    Executive Compensation

The information required by Item 11 of Part III of this Form 10-K is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by Item 12 of Part III of this Form 10-K is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2008 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company's existing equity compensation plans. For additional information about our equity compensation plans, see Note 12 to our consolidated financial statements set forth in Item 8 to this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	161,000	(1)	$19.87	1,329,039	(2)

(1)
Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan. This plan was authorized pursuant to the Company's plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 171,926 shares of restricted stock are outstanding under this plan.

2)
Represents shares remaining available for issuance under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III of this Form 10-K is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 of Part III of this Form 10-K is incorporated by reference to the section entitled "Audit Fees" in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

      See Index to Financial Statements under Item 8 of this report.

  (b)
  Exhibits

2.1	Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 1, 2006)
3.1
Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed on May 12, 2006)
3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8, filed on May 12, 2006)
4.1
Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 17, 2007)
4.2	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed November 12, 2008)
4.3	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 18, 2008)
4.4
First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed November 12, 2008)
10.1
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.2
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 6, 2006)
10.3
Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 12, 2007)

10.4	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 12, 2007)
10.5
Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 24, 2008)
10.6
Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.7
Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 5, 2006)
10.8
Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2006)
10.9
Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2006)
10.10
Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2007)
10.11
Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2007)
10.12
Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 17, 2008)
10.13
Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2008)
10.14
Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto.(1)

10.15	Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.16
Form of Amended and Restated Employment Agreement, effective as of February 15, 2005, between the Company and Curt L. Warnock. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2005)
*10.17
Employment Agreement, effective as of June 1, 2005, by and between the Company and Robert Callahan. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-K filed December 21, 2005)
*10.18	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2006)
*10.19	Employment Agreement, dated April 10, 2007, between the Company and Raymond K. Guba. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 13, 2007)
*10.20
Employment Agreement, dated January 21, 2008, by and between the Company and Alan O. Gahm. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 23, 2008)
*10.21	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.22	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.23	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.24	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 17, 2006)
*10.25	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.26	Fiscal 2008 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.27	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)
*10.28	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.29	Amended and Restatement Employment Agreement between the Company and Johnny A. Menninga dated May 30, 2003.(1)
*10.30	Employment Agreement between the Company and Richard A. Nix dated December 14, 2006.(1)
*10.31	Employment Agreement between the Company and James A. Robertson dated December 6, 2007.(1)

*10.32	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008.(1)
*10.33	Amended and Restated 2009 Deferred Compensation Plan.(1)
*10.34	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria.(1)
*10.35	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 - 2010. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 12, 2008)
*10.36	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 12, 2008)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer(1)
32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer(1)
32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer(1)

*
Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(1)
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2008.

INTEGRATED ELECTRICAL SERVICES, INC.
By:	/s/ MICHAEL J. CALIEL Michael J. Caliel Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 2008.

Signature	Title

/s/ MICHAEL J. CALIEL Michael Caliel	Chief Executive Officer, President and Director
/s/ RAYMOND K. GUBA Raymond K. Guba	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ALAN O. GAHM Alan O. Gahm	Vice President and Chief Accounting Officer (Principle Accounting Officer)
/s/ CHARLES H. BEYNON Charles H. Beynon	Director
/s/ MICHAEL J. HALL Michael J. Hall	Chairman of the Board and Director
/s/ JOSEPH V. LASH Joseph V. Lash	Director
/s/ DONALD L. LUKE Donald L. Luke	Director
/s/ JOHN E. WELSH, III John E. Welsh, III	Director

No.	Description
2.1	Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 1, 2006)
3.1
Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed on May 12, 2006)
3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8, filed on May 12, 2006)
4.1
Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 17, 2007)
4.2	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed November 12, 2008)
4.3	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 18, 2008)
4.4
First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed November 12, 2008)
10.1
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.2
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 6, 2006)
10.3
Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 12, 2007)
10.4
Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 12, 2007)
10.5
Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 24, 2008)

No.	Description
10.6	Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2006)
10.7
Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 5, 2006)
10.8
Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2006)
10.9
Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2006)
10.10
Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 10, 2007)
10.11
Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2007)
10.12
Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 17, 2008)
10.13
Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2008)
10.14
Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto.(1)
10.15
Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2006)
*10.16
Form of Amended and Restated Employment Agreement, effective as of February 15, 2005, between the Company and Curt L. Warnock. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2005)
*10.17
Employment Agreement, effective as of June 1, 2005, by and between the Company and Robert Callahan. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-K filed December 21, 2005)

No.	Description
*10.18	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2006)
*10.19	Employment Agreement, dated April 10, 2007, between the Company and Raymond K. Guba. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 13, 2007)
*10.20
Employment Agreement, dated January 21, 2008, by and between the Company and Alan O. Gahm. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 23, 2008)
*10.21	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.22	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 17, 2007)
*10.23	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.24	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 17, 2006)
*10.25	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.26	Fiscal 2008 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.27	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)
*10.28	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 19, 2007)
*10.29	Amended and Restatement Employment Agreement between the Company and Johnny A. Menninga dated May 30, 2003.(1)
*10.30	Employment Agreement between the Company and Richard A. Nix dated December 14, 2006.(1)
*10.31	Employment Agreement between the Company and James A. Robertson dated December 6, 2007.(1)
*10.32	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008.(1)
*10.33	Amended and Restated 2009 Deferred Compensation Plan.(1)
*10.34	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria.(1)
*10.35	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 - 2010. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 12, 2008)

No.	Description
*10.36	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 12, 2008)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer(1)
32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer(1)
32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer(1)

*
Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(1)
Filed herewith.