Form 10-Q
period 2008-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-02-09
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No ☐

The number of shares outstanding as of February 5, 2009 of the issuer’s common stock was 14,612,239.

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

•                       our ability to successfully manage construction projects;

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

•                       the possibility that our restructuring program will not be successfully executed;

•                       our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•                       potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•                       loss of key personnel and effective transition of new management;

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

•                       difficulty in fulfilling the covenant terms of our credit facilities;

•                       increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding at their discretion;

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

•                       our ability to optimize our new operating, accounting and financial systems;

•                       ability of our controlling shareholder to take action not aligned with our other shareholders;

•                       the possibility that certain of our net operating losses may be restricted or reduced in a change of control;

•                       our ability to retain our financing agreements and surety arrangements under a change in control;

•                       credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project cancellations; and

•                       the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements, supply agreements, and financing and surety arrangements.

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2008, could cause future outcomes to differ materially from those experienced previously or from those expressed in this quarterly report and our aforementioned annual report on Form 10-K. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this quarterly report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

General information about us can be found at www.ies-co.com under “Investor Relations.” Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. You may also contact our Investor Relations department at 713-860-1500, and they will provide you with copies of our public reports.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,294	$64,709
Accounts receivable:
Trade, net of allowance of $3,134 and $3,556 respectively	122,678	132,273
Retainage	31,244	30,833
Inventories	12,316	12,856
Costs and estimated earnings in excess of billings on uncompleted contracts	12,589	14,743
Prepaid expenses and other current assets	6,530	6,711
Assets from discontinued operations	1,860	2,034
Total current assets	236,511	264,159

PROPERTY AND EQUIPMENT, net	24,991	25,742
GOODWILL	4,383	4,395
OTHER NON-CURRENT ASSETS, net	20,999	25,480
Total assets	$286,884	$319,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,717	$2,905
Accounts payable and accrued expenses	64,806	98,046
Billings in excess of costs and estimated earnings on uncompleted contracts	37,483	33,711
Liabilities from discontinued operations	372	504
Total current liabilities	105,378	135,166
LONG-TERM DEBT, net of current maturities	26,215	26,739
OTHER NON-CURRENT LIABILITIES	11,699	10,765
Total liabilities	143,292	172,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,634,180 and 14,753,779 outstanding, respectively	154	154
Treasury stock, at cost, 773,622 and 654,023 shares, respectively	(14,035)	(11,591)
Additional paid-in capital	169,043	170,023
Retained deficit	(11,570)	(11,480)
Total stockholders’ equity	143,592	147,106
Total liabilities and stockholders’ equity	$286,884	$319,776

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$173,370	$197,120
Cost of services	143,710	164,085
Gross profit	29,660	33,035
Selling, general and administrative expenses	28,801	30,404
Gain on sale of assets	(103)	(17)
Restructuring charges	392	1,294
Income from operations	570	1,354
Interest and other (income) expense:
Interest expense	985	4,249
Interest income	(160)	(1,120)
Other (income) expense, net	(151)	(426)
Interest and other expense, net	674	2,703
Loss from continuing operations before income taxes	(104)	(1,349)
Benefit for income taxes	(29)	(429)
Net loss from continuing operations	(75)	(920)
Discontinued operations (Note 2)
Income (loss) from discontinued operations	(29)	252
Provision (benefit) for income taxes	(14)	129
Net loss from discontinued operations	(15)	123
Net loss	$(90)	$(797)

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	$(0.00)	$0.01
Total	$(0.01)	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	$(0.00)	$0.01
Total	$(0.01)	$(0.05)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,318,776	15,092,303
Diluted	14,318,776	15,092,303

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90)	$(797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	15	(123)
Bad debt expense	291	347
Deferred financing cost amortization	65	738
Depreciation and amortization	1,986	2,209
Gain on sale of assets	(103)	(17)
Non-cash compensation expense	608	883
Equity in (gains) losses of investment	41	(416)
Goodwill adjustment under SOP 90-1	12	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	9,045	2,516
Inventories	540	293
Costs and estimated earnings in excess of billings on uncompleted contracts	2,154	1,095
Prepaid expenses and other current assets	667	1,299
Other non-current assets	5,115	(210)
Accounts payable and accrued expenses	(33,244)	(17,880)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,772	(1,110)
Other non-current liabilities	934	210
Net cash used in continuing operations	(8,192)	(10,963)
Net cash provided by discontinued operations	32	2,124
Net cash used in operating activities	(8,160)	(8,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(648)	(3,065)
Proceeds from sales of property and equipment	137	7
Investment in unconsolidated affiliate	(2,000)	—
Distribution from unconsolidated affiliate	—	488
Net cash used in investing activities of continuing operations	(2,511)	(2,570)
Net cash provided by investing activities of discontinued operations	—	10
Net cash used in investing activities	(2,511)	(2,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	25,000
Repayments of debt	(712)	(45,615)
Payments for debt issuance costs	—	(500)
Acquisition of treasury stock	(4,032)	(1,525)
Net cash used in financing activities	(4,744)	(22,640)
	(15,415)	(34,039)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period	64,709	69,676
CASH AND CASH EQUIVALENTS, end of period	$49,294	$35,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$902	$1,456
Cash paid for income taxes	$164	$105

Non-cash investing activities:

The accompanying notes to condensed consolidated finance statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

1.  BUSINESS

Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets.  The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented.  All adjustments are considered to be normal and recurring. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.  During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K for the year ended September 30, 2008, with the exception of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as described in the paragraphs that follow. Please refer to the Notes to our annual report on Form 10-K for the year ended September 30, 2008 when reviewing our interim financial results set forth herein.

On October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances.  On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. We adopted SFAS 157 on October 1, 2008 for financial assets and liabilities measured on a recurring basis. See Note 7 for additional information on our adoption of SFAS 157.

Effective October 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure eligible items at fair value at specified dates. We did not elect the fair value option for any eligible items.

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

As the result of the adoption of FIN 48 and recognition of the cumulative effect of the adoption of the new accounting principal, we recorded an $8.2 million decrease in contingent tax liabilities.  The reduction of the contingent tax liabilities resulted in a $7.8 million decrease in goodwill as prescribed by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and a $0.4 million decrease in retained deficit.  Upon the adoption of FIN 48, the total liability for unrecognized tax benefits was $6.2 million, excluding accrued interest and penalties, which are discussed below.  The liabilities for unrecognized tax benefits are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the liabilities for unrecognized tax benefits would result in a $6.1 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7, as these represent amounts accrued prior to our emergence from bankruptcy.  The remaining $0.1 million would result in a decrease in the provision for income tax expense.

We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.  Upon the adoption of FIN 48, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits.  The accrued interest and penalties are a component of “Other non-current liabilities” in our consolidated balance sheet.  The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7, as these represent amounts accrued prior to our emergence from bankruptcy.  The remaining $0.2 million would result in a decrease in the provision for income tax expense.

As of December 31, 2008 we have $6.5 million of unrecognized tax benefit of which $6.1 million would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7, as these represent amounts accrued prior to our emergence from bankruptcy.  The remaining $0.4 million would result in a decrease in the provision for income tax expense.  We anticipate that approximately $0.1 million of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months.  The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.

We had approximately $0.5 million and $0.4 million accrued for the payment of interest and penalties at December 31, 2008 and 2007, respectively.  We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service.  The tax years ended September 30, 2005 and forward are subject to audit as are tax years prior to September 30, 2005, to the extent of unutilized net operating losses generated in those years.  Currently, one of our business units is under a state audit for the tax years ended September 30, 2002, 2003 and 2005.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition for construction in progress.  Other estimates consist of allowances for doubtful accounts receivable, inventory obsolescence reserves, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments from fresh-start accounting, realizability of deferred tax assets, self-insured claims liabilities, and estimated forfeiture rates and projected earnings used to measure stock-based compensation awards.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our results of operations are seasonal, depending on weather trends, with higher revenues typically generated during spring and summer months which coincides with our third and fourth fiscal quarters, and lower revenues typically generated during fall and winter months, which coincides with our first and second fiscal quarters. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141 “Business Combinations” (“SFAS 141”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. Under SFAS 141 and SOP 90-7, which were in effect at the time of our financial reorganization, reductions to our income tax valuation allowance recorded prior to April 30, 2006 would reduce goodwill to the extent thereof, then reduce other intangible assets, and then reduce additional paid-in capital. Beginning October 1, 2009, under the provisions of SFAS 141(R), reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.

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

SFAS 123(R) does not require a specific valuation model to measure the value of stock options, and either a binomial or the Black-Scholes model may be used. We used a binomial option pricing model to measure the fair value of stock options awarded in our 2008 and 2009 fiscal years. We believe the binomial pricing model is a more precise measure of the value of our stock options; however, the difference in the values between the two methods was not material for the options that we granted.

The assumptions used in the binomial pricing model calculation for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31,
	2008	2007

Weighted average value per option granted during the period (1)	$8.56	$9.84
Assumptions:
Stock price volatility	86.4%	51.0%
Risk free rate of return	1.3%	3.6%
Future forfeiture rate (2)	0.0%	0.0%
Expected term	6.0 years	6.0 years

(1) We do not pay dividends on our common stock.

(2) The forfeiture rate is assumed to be zero based on the limited number of employees who have been awarded stock options.

2. STRATEGIC ACTIONS

The 2007 Restructuring Plan

During our 2008 fiscal year, we completed our restructuring of operations from our previous geographic structure into three major lines of business.  This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen our financial controls and, as a result, position us to implement a market-based growth strategy.  The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at our 27 divisions. Since we began the 2007 Restructuring Plan in June 2007, we recorded a total of $5.6 million of restructuring charges.

The first component of the 2007 Restructuring Plan was initiated in our Industrial segment in June 2007.  Under this portion of the restructuring, 5 of our divisions were integrated under the IES Industrial segment, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas.  The second component of the 2007 Restructuring Plan was initiated in our Commercial segment in September 2007.  Under this portion of the restructuring, 17 of our divisions were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona.  The third component of the 2007 Restructuring Plan was initiated in our Residential segment in September 2007.  Under this portion of the restructuring, 5 of our divisions were integrated under the IES Residential segment during our 2008 fiscal year, and the support and administrative functions of those businesses were combined at an operating location near Houston, Texas.  Since the inception of the 2007 Restructuring Plan, we recognized $0.5 million, $2.2 million and $0.2 million in severance liabilities for our Industrial, Commercial and Residential segments, respectively.  In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the

2007 Restructuring Plan.  We also wrote off $0.1 million of leasehold improvements at an operating location that we closed.  These charges have been identified within the “Restructuring Charges” caption in the consolidated statement of operations.

The 2009 Restructuring Plan

As described above, during our 2008 fiscal year, we completed a previously announced operational restructuring from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential.  In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments, and is the next level of our business optimization strategy.  Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources.  Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $2.0 million to $3.0 million, which will be implemented over approximately 12 months.  During the three months ended December 31, 2008, we incurred $0.4 million associated with the 2009 Restructuring Plan, of which $0.2 million, $0.1 million and $0.1 million was charged to our Commercial, Industrial and Residential segments, respectively.

The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance Charges	Consulting / Other Charges	Total
Restructuring liability at September 30, 2008	$638	$53	$691
Restructuring charges incurred during the three months ended December 31, 2008	392	—	392
Less - cash payments during the three months ended December 31, 2008	(456)	(53)	(509)
Restructuring liability at December 31, 2008	$574	$—	$574

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

The assets, liabilities and operating results for each of these shut down entities have been reclassified to discontinued operations for both current and prior periods.  Remaining net working capital related to these subsidiaries was $1.4 million and $1.5 million at December 31, 2008 and September 30, 2008, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At December 31, 2008, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.

We have included the results of operations related to these business units in discontinued operations for the three months ended December 31, 2008, and all prior periods presented have been reclassified accordingly.

Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended December 31,
	2008	2007

Revenues	$21	$1,748
Gross profit	$19	$404
Pre-tax income (loss)	$(29)	$252

	December 31, 2008	September 30, 2008
Accounts receivable, net	$1,793	$1,967
Property and equipment, net	67	67
Total assets	$1,860	$2,034

Accounts payable and accrued liabilities	$372	$481
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23
Total liabilities	372	504
Net assets	$1,488	$1,530

3. DEBT AND LIQUIDITY

Debt consists of the following (in thousands):

	December 31, 2008	September 30, 2008
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,000	$25,000
Camden Note Payable, due July 1, 2010, bearing interest at 4.59%	3,736	4,419
Capital lease and other	196	225
Total debt	28,932	29,644
Less — Short-term debt and current maturities of long-term debt	(2,717)	(2,905)
Total long-term debt	$26,215	$26,739

Future payments on debt at December 31, 2008 are as follows (in thousands):

2009	$2,717
2010	1,207
2011	8
2012	—
2013	25,000
Thereafter	—
Total	$28,932

For the three months ended December 31, 2008 and 2007, we incurred interest expense of $1.0 million and $4.2 million, respectively.  Interest expense includes amortization of deferred financing charges of $0.1 million and $0.7 million for the three months ended December 31, 2008 and 2007, respectively, and prepayment penalties of $2.1 million incurred during December 2007.

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party.  The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan (defined below).

The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal.  We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty.  The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (defined below) with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

Camden Note Payable

On August 1, 2008, we financed an insurance policy with a $4.6 million note payable from Camden Premium Finance, Inc. (the “Camden Note Payable”), bearing interest at 4.59%, through July 1, 2010.  Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until October 1, 2009, followed by ten equal payments of $167,589 (including principal and interest).  The Camden Note Payable is collateralized by the gross unearned premiums on the policy and any payments on account of loss under the policy.  As of December 31, 2008, we have a remaining liability of $3.7 million under the Camden Note Payable which reflects future principal payments.

The Revolving Credit Facility

On May 12, 2006, we entered into an agreement, as amended (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders.  On May 9, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions.  The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At December 31, 2008, we had $34.0 million in letters of credit issued against the Revolving Credit Facility and $5.9 million available under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Revolving Credit Facility contains customary affirmative, negative and financial covenants that were modified in conjunction with its renewal and amendment on May 9, 2008. The financial covenants are described below in the section titled “Financial Covenants”. The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.  The maturity date of the Revolving Credit Facility is May 12, 2010.

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

At December 31, 2008 our total liquidity was $55.2 million.  For the three months ended December 31, 2008, our weighted average interest rate under the Revolving Credit Facility was 5.0%.  The letter of credit fee under the revised agreement was 3.25% through September 30, 2008, after which the letter of credit fee is based on the same factor as loans outstanding.

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

Financial Covenants

The financial covenants for the Revolving Credit Facility as in effect on December 31, 2008, are described in the table that follows. As of December 31, 2008, we are in compliance with each of the following amended financial covenants under the Revolving Credit Facility:

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

As of December 31, 2007, we were also in compliance with all of our financial covenants under the Revolving Credit Facility.

The Eton Park / Flagg Street Term Loan

On May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates to refinance $51.9 million in senior convertible notes then outstanding.  On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan.  On the same day, we entered into the $25 million Tontine Term Loan, as described above.  Along with a prepayment penalty of $2.1 million that was included in interest expense and accrued interest of $1.0 million, the payoff amount under the Eton Park Term Loan was $48.7 million.  Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan.  Our weighted average interest rate under the Eton Park Term Loan was 10.75% for the period from October 1, 2007 to December 12, 2007.

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

The tables that follow reconcile the components of the basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 (in thousands, except per share and per share data):

	Three Months Ended December 31,
	2008	2007
Numerator:
Net loss from continuing operations attributable to common shareholders	$(75)	$(920)
Net loss from continuing operations attributable to restricted shareholders	—	—
Net loss from continuing operations	$(75)	$(920)

Net income (loss) from discontinued operations attributable to common shareholders	$(15)	$121
Net income from discontinued operations attributable to restricted shareholders	—	2
Net income (loss) from discontinued operations	$(15)	$123

Net loss attributable to common shareholders	$(90)	$(797)
Net loss attributable to restricted shareholders	—	—
Net loss	$(90)	$(797)

Denominator:
Weighted average common shares outstanding — basic	14,318,776	15,092,303
Effect of dilutive stock options and non-vested restricted stock	—	—
Weighted average common and common equivalent shares outstanding — diluted	14,318,776	15,092,303

Basic income per share:
Basic earnings (loss) per share from continuing operations	$(0.01)	$(0.06)
Basic earnings (loss) per share from discontinued operations	$(0.00)	$0.01
Basic earnings (loss) per share	$(0.01)	$(0.05)

Diluted income per share:
Diluted earnings (loss) per share from continuing operations	$(0.01)	$(0.06)
Diluted earnings (loss) per share from discontinued operations	$(0.00)	$0.01
Diluted earnings (loss) per share	$(0.01)	$(0.05)

5. OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.

We manage and measure performance of our business in three distinct operating segments: Commercial, Industrial, and Residential.  We also have a Corporate segment that provides general and administrative services to our three operating segments. The Commercial segment provides electrical and communications design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises and switch network customers. The Industrial segment provides electrical design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities.  In addition to these services, our Industrial segment also designs and assembles modular power distribution centers.  The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. The Corporate segment includes expenses associated with our home office, which provides support services to the other segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended September 30, 2008. We evaluate performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.

Segment information for continuing operations for the three months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended December 31, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$101,970	$26,034	$45,366	$—	$173,370
Cost of services	86,096	22,578	35,036	—	143,710
Gross profit	15,874	3,456	10,330	—	29,660
Selling, general and administrative	8,302	1,775	8,573	10,151	28,801
Loss (gain) on sale of assets	(103)	(14)	14	—	(103)
Restructuring charge	248	80	64	—	392
Income (loss) from operations	$7,427	$1,615	$1,679	$(10,151)	$570
Other data:
Depreciation and amortization expense	$340	$195	$708	$743	$1,986
Capital expenditures	$42	$44	$16	$546	$648
Total assets	$117,720	$23,304	$41,360	$102,640	$285,024

	Three Months December 31, 2007 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$109,681	$32,144	$55,295	$—	$197,120
Cost of services	93,423	26,270	44,392	—	164,085
Gross profit	16,258	5,874	10,903	—	33,035
Selling, general and administrative	10,951	2,477	8,529	8,447	30,404
Loss (gain) on sale of assets	(17)	—	—	—	(17)
Restructuring charges	1,152	91	51	—	1,294
Income (loss) from operations	$4,172	$3,306	$2,323	$(8,447)	$1,354
Other data:
Depreciation and amortization expense	$506	$344	$687	$672	$2,209
Capital expenditures	$64	$60	$72	$2,869	$3,065
Total assets	$116,328	$24,627	$57,272	$103,436	$301,663

We have no operations or long-lived assets in countries outside of the United States.

Total assets as of December 31, 2008 and 2007 exclude assets from discontinued operations of $1.9 million and $4.0 million, respectively.

6.  STOCKHOLDERS’ EQUITY

On May 12, 2008, 10,555 shares of outstanding common stock that were reserved for issuance upon exchange of previously issued shares pursuant to our plan of reorganization were cancelled.

The 2006 Equity Incentive Plan (as amended, the “2006 Plan”) became effective on May 12, 2006. The 2006 Plan provides for grants of both stock options and common stock, including restricted stock and performance-based restricted stock. We have approximately 1.1 million shares of common stock authorized for issuance under the 2006 Plan.

Treasury Stock

On December 12, 2007, we entered into an amendment to our Loan and Security Agreement.  The amendment permitted us to pay off a senior secured term loan and enter into a new subordinated note agreement for a reduced principal amount.  Further, the amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months. On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock.  This share repurchase plan is authorized through December 2009, and as of December 31, 2008, we have repurchased 886,360 shares at an average cost of $16.24 per share.  During the three months ended December 31, 2008 we repurchased 301,418 shares of common stock under the share repurchase program, we repurchased 661 shares of common stock from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, we issued 182,600 shares of treasury stock under our share-based compensation programs, and 120 unvested shares of restricted stock were forfeited by a former employee and returned to treasury stock.

Restricted Stock

We granted 180,100 shares of restricted stock to our employees during the first three months of our 2009 fiscal year.  These restricted shares were granted at prices ranging from $8.44 to $12.31 per share with a weighted average price of $8.60 per share under various vesting terms.

We granted 91,900 shares of restricted stock to our employees during the first three months of our 2008 fiscal year of which 5,300 shares have been forfeited as of December 31, 2008. These restricted shares were granted at prices ranging from $18.79 to $19.98 per share with weighted average price of $19.78 per share under various vesting terms.

During the three months ended December 31, 2008 and 2007, we recognized $0.4 million and $0.7 million, respectively, in compensation expense related to these awards.  As of December 31, 2008, the unamortized compensation cost related to outstanding unvested restricted stock was $2.6 million.  We expect to recognize $1.0 million related to these awards during the remaining nine months of our 2009 fiscal year, and $1.6 million thereafter.

All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends, if any, issued to common shareholders.

Performance-Based Restricted Stock

During the year ended September 30, 2008, we granted 15 members of our senior management team performance-based phantom stock units (“PSUs”).  Each PSU is convertible into shares of restricted common stock that will cliff vest on September 30, 2010, subject to the terms of the award.  The aggregate size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years.  At the time the award was made, the potential aggregate range of the award was between zero and 188,300 shares of restricted stock, depending on the actual cumulative earnings per share for this period.  Due to one PSU forfeiture during fiscal year 2008, the current potential aggregate maximum award is 177,700 shares.

At the time the PSU awards were granted, we forecasted that we would ultimately issue 94,150 restricted shares under the program, based on our achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. Under SFAS 123(R), the estimated fair value of these PSUs on the date of grant was $1.5 million.  The awards vest over three years and are to be amortized on a straight-line basis throughout that period.  We expensed $0.3 million through the end of the nine month period ended June 30, 2008 based on this projection.  During the fourth quarter of our 2008 fiscal year, we revised our 2009 projected earnings per share in conjunction with our year-end budget analysis, resulting in the reversal of all amounts previously expensed as we did not believe we would achieve the minimum cumulative earnings per share threshold of $1.73 to issue any restricted shares under the program. We will not accrue any compensation expense under this award during our 2009 or 2010 fiscal years.  However, any deviation in the cumulative fully diluted earnings per share that we achieve through the end of our 2009 fiscal year will result in a change in the actual amount of stock-based compensation that we recognize over the vesting period.

Stock Options

During the three months ended December 31, 2008, we granted 7,500 stock options at an exercise price of $12.31 per share.  These options vest on January 31, 2009 and expire ten years from the grant date if they are not exercised.  We granted 11,000 stock options at an exercise price of $18.79 per share during the three months ended December 31, 2007.  These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.

During the three months ended December 31, 2008 and 2007, we recognized $0.2 million and $0.1 million, respectively, in compensation expense related to these awards.  As of December 31, 2008, the unamortized compensation cost related to outstanding unvested stock options was $0.6 million.  We expect to recognize $0.4 million related to these awards during the remaining nine months of our 2009 fiscal year, and $0.2 million thereafter.

The following table summarizes activity under our stock option and incentive compensation plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2008	161,000	$19.87
Options granted	7,500	12.31
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2008	$168,500	$19.53
Exercisable, December 31, 2008	$83,668	$18.98

The following table summarizes all options outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Outstanding	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
$12.31 - $18.79	123,500	7.9	$17.02	70,334	$17.43
$20.75 - $33.55	45,000	8.5	26.44	13,334	27.15
	168,500	8.0	$19.53	83,668	$18.98

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares.  Unexercised options expire between July 2016 and January 2018.

7.  FAIR VALUE MEASUREMENTS

Investment in EPV Solar

On December 24, 2008, we invested $2.0 million in the form of a convertible note receivable and warrants to purchase common stock from EPV Solar (“EPV”), formerly Energy Photovoltaics, a privately-held company in which we continue to hold a minority interest.  The EPV convertible note receivable has a $2.7 million face value, an 8% interest rate under which interest is payable semi-annually on June 15 and December 15, and is due on June 15, 2010.  The stock warrants allow us to purchase up to 533,333 common shares of EPV at a strike price of $1.25 per share.  These warrants expire on December 31, 2013.  Under the terms of SFAS 115, “Accounting for Certain Investment in Debt and Equity Securities,” we allocated the $2.0 million investment on a pro-rata basis based on the fair value of the note receivable and the warrants at the time we completed the purchase agreement.  Accordingly, we recorded the note receivable at $1,755,551 as of December 24, 2008, and we will accrete its value to $2.0 million through the term date.  We recorded the warrants at $244,449 as of December 24, 2008.  Collectively, this investment is included in our consolidated balance sheet as an Other Non-Current Asset.

Fair Value Measurement Accounting

We adopted SFAS 157 on October 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of Statement 157 to our consolidated financial statements.

Under SFAS 157, fair value is considered the price to sell an asset, or transfer a liability, between market participants on the measurement date. Fair value measurements assume that the asset or liability is (1) exchanged in an orderly manner, (2) the exchange is in the principal market for that asset or liability, and (3) the market participants are independent, knowledgeable, able and willing to transact an exchange.

SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required to interpret the market data used to develop fair value estimates. As such, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in equity securities	$293	$49	$—	$244
Total	$293	$49	$—	$244

Below is a description of the inputs used to value the assets summarized in the preceding table.

Level 1 — Inputs represent unadjusted quoted prices for identical assets exchanged in active markets.

Level 2 — Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets exchanged in active or inactive markets; quoted prices for identical assets exchanged in inactive markets; and other inputs that are considered in fair value determinations of the assets.

Level 3 — Inputs include unobservable inputs used in the measurement of assets.  Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or related observable inputs that can be corroborated at the measurement date.  In order to estimate the fair value of our warrant position, our management utilizes the financial information of the company, along with a valuation model we have prepared which includes the following inputs:  Risk-free interest rate, credit risk, volatility, and recent equity offerings of the company.

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from October 1, 2008 to December 31, 2008 follows (in thousands).

Investments in equity securities
Balance at October 1, 2008	$—
Purchases	$244
Balance at December 31, 2008	$244

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

Clark Construction v. IES Commercial, Inc. f/k/a J.W. Gray

In September 2008, Clark Construction (“Clark”) filed suit against us to recover the expenses incurred by Clark and its sub-guard surety to complete a project after Clark terminated J.W. Gray (“Gray”), one of our former divisions, from the project.  During the five-month period ended September 30, 2006, Gray received approximately $4.9 million in backcharges from Clark, which we disputed.  We recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million.  We have not recorded any liability with respect to this amount.  In 2006, we reversed previously recognized revenues related to this project of $0.5 million and wrote off $0.4 million of receivables and $0.1 million in underbillings.  Clark alleges the expenses were the result of delays caused by Gray’s insufficient staffing of the project.  We contend that delays were the result of Clark’s failure to properly manage the project, delays of other subcontractors and issues not in the control of Gray.  Clark claims that the cost to complete the project and other damages total $4.5 million.  We have filed an answer and a counterclaim seeking payment of the $0.3 million due for work completed and an additional amount in excess of $0.8 million for delay and productivity impact on our costs.  While we believe Clark’s charges may potentially be without merit, there can be no assurances that we will ultimately prevail in this dispute.

Ward Transformer Site

The Ward Transformer Site (the “Ward Site”) was a facility to clean, service and refurbish transformers that operated from approximately 1964 to 2006.  During the course of its operation, the Ward Site facility was contaminated by Polychlorinated Biphenyls (“PCBs”), a compound that has been classified as a persistent organic pollutant. These PCBs have been found to have migrated off the Ward Site.  One of our divisions, Primo Electric Company utilized Ward for transformer work and has been identified as one of approximately 250 potential responsible parties for the clean-up of the site. There is an Emergency Removal Action and remediation ongoing at the Ward Site pursuant to a settlement agreement and Administrative Order on Consent entered into in September 2005.  Neither we nor any of our subsidiaries is a party to that settlement agreement or Order on Consent. Significant costs will be incurred on the Emergency Removal Action with estimates ranging from $12 million to $72 million. There will be additional remediation and costs associated with remediation of the offsite contamination, and there could be additional contamination and remediation not yet identified.  A preliminary allocation has been proposed by some of the potentially responsible parties based on the records and type of work performed at the Ward Site, and under that allocation 1.537% of the potential liability for the Ward Site has been attributed to us; however, we have not completed our own investigation to determine if this allocation is accurate.  We have entered into a tolling agreement through March 16, 2009, and we are presently evaluating our exposure and potential indemnifications owed to us.  As of December 31, 2008 we have not recorded a reserve for this matter as we are still considering both the likelihood of our responsibility for damages at the Ward Site and our potential range of exposure in the event that we are held liable.

Self-insurance

We are subject to large deductibles on our property and casualty insurance policies.  As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2008, we had $10.3 million accrued for self-insurance liabilities, including $2.8 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment.  We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million.  As of December 31, 2008, we had reserved $0.5 million for these claims, in accordance with SFAS 5, “Accounting for Contingencies.”  Finally, for those legal proceedings not expected to be covered by insurance, we had accrued $0.1 million at December 31, 2008.

Surety

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2008, our cost to complete on projects covered by surety bonds was $115.9 million.  As of December 31, 2008, we utilized a combination of cash and letters of credit totaling $25.6 million, which was comprised of $21.0 million in letters of credit and $4.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.

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

Surety bond companies may also provide surety bonds at a cost including (i) payment of a premium, plus (ii) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5% - 10%) amount as retention until the end of the job, could make certain bonded projects uneconomical to perform.

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2008, $13.0 million of our outstanding letters of credit were utilized to collateralize our insurance program.

Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still   associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who is, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities, but retaining the entities from which they were sold, that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. To date, we have not been required to perform any projects sold under this divestiture program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2008, we had no open purchase commitments.

We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2008, we had invested $4.9 million under our commitment to EnerTech.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related Notes, and management’s discussion and analysis included in our annual report on Form 10-K for the year ended September 30, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended September 30, 2008 and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this quarterly report on Form 10-Q.  Actual results may differ materially from those contained in any forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operation are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

We have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2 of “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended September 30, 2008.

During the first three months of our 2009 fiscal year, there has been only one change to our critical accounting policies and estimates from those described in our annual report Form 10-K for the year ended September 30, 2008. On October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  For additional analysis of our adoption of SFAS 157, see Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report, which is incorporated herein by reference.

RESTRUCTURING PROGRAMS

The 2007 Restructuring Plan

During our 2008 fiscal year, we completed our restructuring of operations from our previous geographic structure into three major lines of business.  This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen our financial controls and, as a result, position us to implement a market-based growth strategy.  The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at our 27 divisions. Since we began the 2007 Restructuring Plan in June 2007, we recorded a total of $5.6 million of restructuring charges.

The first component of the 2007 Restructuring Plan was initiated in our Industrial segment in June 2007.  Under this portion of the restructuring, 5 of our divisions were integrated under the IES Industrial segment, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas.  The second component of the 2007 Restructuring Plan was initiated in our Commercial segment in September 2007.  Under this portion of the restructuring, 17 of our divisions were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona.  The third component of the 2007 Restructuring Plan was initiated in our Residential segment in September 2007.  Under this portion of the restructuring, 5 of our divisions were integrated under the IES Residential segment during our 2008 fiscal year, and the support and administrative functions of those businesses were combined at an operating location near

Houston, Texas.  Since the inception of the 2007 Restructuring Plan, we recognized $0.5 million, $2.2 million and $0.2 million in severance liabilities for our Industrial, Commercial and Residential segments, respectively.  In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan.  We also wrote off $0.1 million of leasehold improvements at an operating location that we closed.  These charges have been identified within the “Restructuring Charges” caption in the consolidated statement of operations.

The 2009 Restructuring Plan

As described above, during our 2008 fiscal year, we completed a previously announced operational restructuring from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential.  On October 1, 2008, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments.  The 2009 Restructuring Plan is the next level of our business optimization strategy.  Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $2.0 million to $3.0 million, which will be implemented over approximately 12 months.  During the three months ended December 31, 2008, we incurred $0.4 million associated with the 2009 Restructuring Plan, of which $0.2 million, $0.1 million and $0.1 million was charged to our Commercial, Industrial and Residential segments, respectively.

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

In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee.  Mid-States’ operating equipment was either transferred to other IES divisions or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations.  Mid-States was part of our Commercial segment prior to being classified as discontinued.

In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker’s assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations.  Haymaker was part of our Industrial segment prior to being classified as discontinued.

Remaining net working capital related to these subsidiaries was $1.4 million and $1.5 million at December 31, 2008 and September 30, 2008, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At December 31, 2008, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.

FINANCING

The Tontine Capital Partners Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party.  The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013.  Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) in addition to the loan principal.  We may repay the Tontine Term Loan at any time prior to the maturity date at par plus accrued interest without penalty.  The Tontine Term Loan is subordinated to our Revolving Credit Facility (as defined below).  The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers.  The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

The Revolving Credit Facility

On May 12, 2006, we entered into an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders.  On May 9, 2008, we entered into an amended agreement governing the Revolving Credit Facility with the same financial institutions.  The terms of the amended agreement are described in Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity” of this report, which is incorporated herein by reference.

The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At December 31, 2008, we had $5.9 million available under the Revolving Credit Facility and $34.0 million in letters of credit issued against the Revolving Credit Facility.  The maturity date of the Revolving Credit Facility is May 12, 2010.

SURETY

On October 27, 2008, we entered into a Co-Surety Arrangement with two of our independent surety providers that increased our aggregate bonding capacity to $325.0 million and reduced our bond premium to an average of $11.25 per thousand dollars of contract costs for projects less than 24 months in duration.  As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, work has begun or bonds may be required in the future by the customer according to terms of the contracts.  If our subsidiaries are in one of those situations and not able to obtain a surety bond, then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms.  We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider.  We believe we presently have adequate surety coverage.  As of December 31, 2008, our cost to complete on projects covered by surety bonds was $115.9 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions.  Percentages are expressed as a percent of revenues.

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Revenues	$173.4	100.0%	$197.1	100.0%
Cost of services (including depreciation)	143.7	82.9%	164.1	83.2%
Gross profit	29.7	17.1%	33.0	16.8%
Selling, general & administrative expenses	28.8	16.6%	30.4	15.4%
Gain on sale of assets	(0.1)	(0.0)%	(0.0)	(0.0)%
Restructuring charges	0.4	0.2%	1.3	0.7%
Income from operations	0.6	0.3%	1.4	0.7%
Interest and other expense, net	0.7	0.4%	2.7	1.4%
Loss before income taxes	(0.1)	(0.0)%	(1.3)	(0.7)%
Provision (benefit) for income taxes	(0.0)	(0.0)%	(0.4)	(0.2)%
Loss from continuing operations	(0.1)	(0.0)%	(0.9)	(0.5)%
Income (loss) from discontinued operations	(0.0)	(0.0)%	0.1	0.0%
Net loss	$(0.1)	(0.0)%	$(0.8)	(0.4)%

Revenues

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$102.0	58.8%	$109.7	55.6%
Industrial	26.0	15.0%	32.1	16.3%
Residential	45.4	26.2%	55.3	28.1%
Total Consolidated	$173.4	100.0%	$197.1	100.0%

Consolidated revenues for the quarter ended December 31, 2008 were $23.7 million less than the quarter ended December 31, 2007, a reduction of 12.0%.  This decrease was the result of declines in volume at each of our three business segments, consistent with the national decline in construction activity.

Revenues in our Commercial segment decreased $7.7 million during the quarter ended December 31, 2008, a 7.0% reduction compared to the quarter ended December 31, 2007.  Nearly all of our Commercial operating locations experienced revenue shortfalls, as most industry sectors have begun to scale back, delay or cancel proposed construction projects, including high rise office towers, hotels, condominiums and casinos.  We have also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry.

Our Industrial segment posted a decrease in revenues of $6.1 million during the quarter ended December 31, 2008, a decline of 19.0% as compared to the quarter ended December 31, 2007.  During the quarter ended December 31, 2008, our Industrial segment has seen growth in transmission and distribution service projects; however, during this period we also experienced decreased construction at electrical substations, ethanol plants, and pulp and paper mills which was a key factor in our revenue decline, as many projects were deferred, cancelled or were awaiting financing.  Also, several of our customers implemented extended holiday shut downs in response to current economic conditions.

The ongoing nationwide decline in demand for single-family homes has affected our Residential line of business, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas.  Due to the slowdown in housing construction, Residential revenues decreased $9.9 million during the quarter ended December 31, 2008, down 17.9% as compared to the quarter ended December 31, 2007.  We attribute the majority of this decrease to reductions in building activity throughout all the markets we serve, while the remaining portion of the decrease was attributable to the effect of lower prices in response to the competitive market conditions and falling input prices which affect the prices that we may pass along to our customers.

Gross Profit

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	$	%		%
	(Dollars in millions. Percentage of revenues.)
Commercial	$15.9	15.6%	$16.2	14.8%
Industrial	3.5	13.3%	$5.9	18.3%
Residential	10.3	22.8%	$10.9	19.7%
Total Consolidated	$29.7	17.1%	$33.0	16.8%

The $3.3 million decrease in our consolidated gross profit for the quarter ended December 31, 2008, as compared to the quarter ended December 31, 2007, was the result of lower consolidated revenues, as discussed above.  However, our overall gross profit percentage increased to 17.1% during the quarter ended December 31, 2008 as compared to 16.8% during the quarter ended December 31, 2007, reflecting improved project execution, our ability to adjust our labor to meet project demands, and the effect of some reduced input prices.

Our Commercial segment’s gross profit was $15.9 million during the quarter ended December 31, 2008, down $0.3 million from the quarter ended December 31, 2007.  Although revenues fell 7.0%, the gross margin percentage improved by 80 basis points as a result of improved project execution, and to lower input costs, including copper, steel and fuel.

Gross profit at our Industrial segment declined $2.4 million during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007.  The reduced gross profit in our Industrial sector resulted from the aforementioned lower project volumes and a mix of lower margin projects.

During the quarter ended December 31, 2008, our Residential segment experienced a $0.6 million reduction in gross profit as compared to the quarter ended December 31, 2007.  This decline resulted from the aforementioned $9.9 million decrease in revenues related to the reduction in demand for single-family homes.  However, our gross margin percentage in the Residential segment improved approximately 310 basis points to 22.8% during the quarter ended December 31, 2008 in spite of the revenue declines.  We attribute much of the improvement in our Residential gross margin to improved execution in our multi-family division.  In addition to improved profitability at our multi-family housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.

Selling, General and Administrative Expenses

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$8.3	8.1%	$11.0	10.0%
Industrial	1.8	6.8%	2.5	7.7%
Residential	8.6	18.9%	8.5	15.4%
Corporate	10.1	—	8.4	—
Total Consolidated	$28.8	16.6%	$30.4	15.4%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.

During the quarter ended December 31, 2008, our selling, general and administrative expenses were $28.8 million, a decrease of $1.6 million, or 5.2%, as compared to the quarter ended December 31, 2007.  This decrease was due primarily to our strategic efforts to restructure our operations and to eliminate redundant positions and facilities.  Since our restructuring program began we have eliminated approximately 160 administrative positions. In addition, we have also been able to reduce many of our professional fees as we have improved our operating and financial controls and completed many of our turnaround efforts.  Notable declines in our selling, general and administrative costs during the first quarter of our 2009 fiscal year as compared to the first quarter of our 2008 fiscal year, include: (i) a $0.7 million decrease in employment expenses, (ii) a $0.3 million reduction in occupancy costs, and (iii) a $0.2 million reduction in other general business expenses at our divisions.

As previously indicated, we completed our operational restructuring plan in fiscal 2008, whereby we integrated 27 companies into three business segments.  As a result, we experienced a $3.3 million reduction in our combined Commercial, Industrial and Residential selling, general and administrative expenses, while our Corporate selling, general and administrative expenses have increased as a result of our investments in systems and organizational capabilities which have yielded savings and productivity throughout the business.  We have completed the implementation of new software programs and work processes which include: 1) a comprehensive project management system that is being utilized across our divisions to standardize our project management and reporting processes and provides our businesses near real-time visibility into project performance, 2) an accounting consolidation and reporting system that supplies management more robust financial data and improved transparency, and 3) outsourced our payroll processing to a leading national provider and employed technology to capture labor utilization more real time.  In addition, we have invested in new sales capabilities which includes hiring and on boarding costs.

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

In conjunction with our restructuring program, we recognized the following costs during the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)

Severance compensation	$392	$629
Consulting and other charges	—	665
Total restructuring charges	$392	1,294

Interest and Other Expense, Net

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)

Interest expense	$921	$1,459
Deferred financing charges	64	738
Debt prepayment penalty	—	2,052
Total interest expense	985	4,249
Interest income	$160	$1,120
Other income	151	426
Total interest and other expense, net	$674	$2,703

During the three months ended December 31, 2008, we incurred interest expense of $1.0 million on an average debt balance of $25.0 million for the Tontine Term Loan, and an average letter of credit balance of $34.0 million and an average unused line of credit balance of $26.0 million under the Revolving Credit Facility.  This compares to interest expense of $1.5 million for the three months ended December 31, 2007, on a combined average debt balance of $41.5 million for the Eton Park Term Loan and the Tontine Term Loan, an average letter of credit balance of $40.5 million under the Revolving Credit Facility and an average unused line of credit balance of $39.5 million.

As described in Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity” of this report, on December 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan.  We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million.  During the quarter ended December 31, 2008, we recorded $0.1 million of deferred financing charges, which reflect the amortization of fees incurred on the Tontine Term Loan.  During the quarter ended December 31, 2007, we had deferred financing charges of $0.7 million, which reflects the amortization of fees incurred on the Eton Park Term Loan.

During the three months ended December 31, 2008, total interest expense was offset by $0.2 million in interest income on an average cash and cash equivalents balance of $55.2 million, as compared to $1.1 million in interest income on an average cash and cash equivalents balance of $86.9 million during the three months ended December 31, 2007.  In addition to reduced cash balances, interest income was also impacted by interest rates which averaged 1.2% during the quarter ended December 31, 2008 and 5.2% during the quarter ended December 31, 2007.

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

The provision for income taxes from continuing operations increased from a benefit of $0.4 million for the three months ended December 31, 2007 to a benefit of $29 thousand for the three months ended December 31, 2008. The increase in the provision for income taxes for the three months ended December 31, 2008 is attributable to the reduction in the loss from continuing operations for the three months ended December 31, 2008.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, since March 2006 we have shut down seven underperforming subsidiaries.  While this exit plan is substantially complete, there are still some revenues and expenses associated with the wind down of these subsidiaries.  Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were $21 thousand and $1.7 million for the three months ended December 31, 2008 and the three months ended December 31, 2007, respectfully; earnings after tax at these subsidiaries was a net loss of $15 thousand during the three months ended December 31, 2008 and net income of $0.1 million during the three months ended December 31, 2007.

Working Capital

	December 31, 2008	September 30, 2008
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$49.3	64.7
Accounts receivable
Trade, net of allowance of $3.1 and $2.6 respectively	122.7	132.3
Retainage	31.2	30.8
Inventories	12.3	12.9
Costs and estimated earnings in excess of billings on uncompleted contracts	12.6	14.8
Prepaid expenses and other current assets	6.5	6.7
Assets from discontinued operations	1.9	2.0
Total current assets	$236.5	$264.2

CURRENT LIABILITIES:
Current maturities of long-term debt	$2.7	$2.9
Accounts payable and accrued expenses	64.8	98.1
Billings in excess of costs and estimated earnings on uncompleted contracts	37.5	33.7
Liabilities from discontinued operations	0.4	0.5
Total current liabilities	$105.4	$135.2
Working capital	$131.1	$129.0

During the quarter ended December 31, 2008, working capital increased by $2.1 million, or 1.6%, as compared to September 30, 2008, reflecting a $27.7 million decrease in current assets and a $29.8 million decrease in current liabilities.

During the quarter ended December 31, 2008, our current assets decreased by $27.7 million, or 10.5%, to $236.5 million, as compared to $264.2 million as of September 30, 2008.  Cash and cash equivalents decreased by $15.4 million during the quarter ended December 31, 2008 as compared to September 30, 2008.  Trade accounts receivables, net, decreased by $9.6 million at December 31, 2008 as compared to September 30, 2008, as days sales outstanding increased to 64 days as of December 31, 2008 from 63 days as of September 30, 2008.  Within the current financial environment, we continue to monitor the collectability of our receivables closely.  We also experienced a $0.4 million increase in retainage and a $2.2 million decrease in costs in excess of billings during the quarter ended December 31, 2008 as compared to September 30, 2008.  Inventories decreased by $0.6 million during the quarter ended December 31, 2008 as compared to September 30, 2008, reflecting the continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems and improved material management.  Prepaid expenses and other current assets decreased by a total of $0.2 million, and assets from discontinued operations decreased $0.1 million during the quarter ended December 31, 2008 as compared to September 30, 2008.

During the quarter ended December 31, 2008, our total current liabilities decreased by $29.8 million, to $105.4 million, compared to $135.2 million as of September 30, 2008. During the quarter ended December 31, 2008, accounts payable and accrued expenses decreased $33.3 million as a result of reduced operating activities and due to the effects of our cash management efforts at the end of our 2008 fiscal year.  Billings in excess of costs increased $3.8 million during the quarter ended December 31, 2008 as compared to the year ended September 30, 2008, due to our efforts to reduce days-sales-outstanding increase the reduction in operating levels.  Finally, current maturities of long-term debt decreased $0.2 million and liabilities at our discontinued operations decreased by $0.1 million during the quarter ended December 31, 2008 as compared to September 30, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $49.3 million, working capital of $131.1 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, and $34.0 million of letters of credit outstanding and $5.9 million of available capacity under our Revolving Credit Facility.

During the three months ended December 31, 2008, we used $8.2 million in cash in our operating activities principally due to the timing of our account payables and payment of year-end accrued bonuses in December 2008.  We also had combined cash outflow of $7.2 million for our investing and financing activities during the three months ended December 31, 2008.  This included $0.6 million in capital expenditures primarily for computer equipment used in our new operating, management and financial reporting systems, a $2.0 million investment in debt and warrants of an unconsolidated affiliate, $0.7 million of payments on long term debt, and $4.0 million for the acquisition of treasury stock.

Bonding Capacity

At December 31, 2008, we have adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of December 31, 2008, the expected cumulative cost to complete for projects covered by our co-surety providers was $115.9 million. We also had $19.2 million in aggregate face value of bonds issued by an individual surety provider. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For more information, please refer to Item 2. “Surety” of this report.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At December 31, 2008, $21.0 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2008, an additional $13.0 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2008, we  did not have any open purchase commitments.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2008, we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $25.6 million to collateralize our bonding programs.

In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through December 31, 2008, we had invested $4.9 million under our commitment to EnerTech.

As of December 31, 2008, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$2,581	$1,155	$—	$—	$25,000	$—	$28,736
Operating lease obligations	$6,251	$6,214	$4,039	$1,900	$249	$117	$18,770
Capital lease obligations	$136	$52	$8	$—	$—	$—	$196

(1)          The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Letters of credit	$—	$—	$—	$—	$—	$—	$—
Other commercial commitments (2)	$—	$150	$—	$—	$—	$—	$150

(2)          Balance of investment commitment in EnerTech.

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, capital expenditures for property and equipment, and our share buy back through the next twelve months. We expect capital expenditures to be approximately $5.0 million to $6.0 million for the fiscal year ending on September 30, 2009, as we invest in our infrastructure to improve management information and project management systems. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our Revolving Credit Facility.

Inflation

During the three months ended December 31, 2008, we experienced decreases in fuel prices and related travel costs, as well as reductions in steel and copper prices, which have fallen off of the recent historical highs in early 2008. These price declines have contributed to some gross margin improvement; however, due to the slowdown in the overall construction sector, we have also had to reduce our pricing as our input prices have fallen. Over the long-term, we will adjust our pricing to incorporate these conditions and other inflationary factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

An evaluation was performed under the supervision and with the participation of our management, our principal executive officer (CEO) and our principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of December 31, 2008.

(b)  Changes in Internal Control Over Financial Reporting

Prior to the three months ended December 31, 2008, we had completed the implementation of two separate software programs which have since been integrated into our daily work processes and materially impacted our internal controls. The first program is a comprehensive project management system that is being utilized across our divisions and at our shared service centers to standardize our project management and reporting processes and provides our businesses near real-time visibility into project performance. The second program is an accounting consolidation and reporting system that provides management more robust financial data and improved transparency. In addition to these new systems, we have also outsourced our payroll processing to a leading national provider and employed technology to capture labor utilization more real time.  Each of these new processes has materially improved our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information, please refer to Part 1, Item 1, Condensed Consolidated Financial Statements - Note 8, “Commitments and Contingencies – Legal Matters,” which is incorporated herein by reference. We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position other than what is already disclosed in Note 8.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008.

Due to the recent financial and credit crisis, we may not be able to obtain funding, or obtain funding on acceptable terms, to meet our future capital needs, which could negatively affect our business, results of operations and financial condition.

The recent credit crisis and the related turmoil in the global financial system have had an adverse impact on our business and financial condition, and we may face challenges if conditions in the financial markets do not improve. Due to the financial crisis, financing may not be available to us on acceptable terms or at all, including under our Revolving Credit Facility. If additional funding is not available, or is available only on unfavorable terms, we may be unable to make necessary capital expenditures, withstand a downturn in our business or the economy in general, or take advantage of business opportunities that may arise. Any curtailment of our operations would have an adverse effect on our revenues and results of operations. In addition, current economic conditions have led to reduced demand for electrical services, and a sustained decline in demand would adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs (1)	Maximum of shares that may yet be purchased under the plans or programs
October 1, 2008 to October 31, 2008	301,418	$13.36	886,360	113,640
November 1, 2008 to November 1, 2008	—	$—	886,360	113,640
December 1, 2008 to December 31, 2008	—	$—	886,360	113,640
Total for period	301,418	$13.36

(1)

On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan is authorized through December 2009. This share repurchase table does not include 661 shares of common Stock withheld to satisfy tax withholding requirements related to restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan. The average cost of those shares was $8.76 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

	3.1

Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on May 12, 2006)

	3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on May 12, 2006)

	4.1	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

	4.2

First Amendment, dated November 12, 2008, to Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

	10.1

Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

	10.2	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*	10.3	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*	10.4	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*	10.5	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 – 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

*	10.6	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1		Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2		Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

(1)                                  Filed herewith.

* These exhibits relate to management contracts or compensatory plans or arrangements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: February 9, 2009	By:	/s/RAYMOND K. GUBA
Raymond K. Guba
Executive Vice President and
Chief Financial and Administrative Officer

EXHIBIT INDEX

	3.1

Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on May 12, 2006)

	3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on May 12, 2006)

	4.1	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

	4.2

First Amendment, dated November 12, 2008, to Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

	10.1

Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

	10.2	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*	10.3	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*	10.4	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*	10.5	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 – 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

*	10.6	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1		Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2		Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

(1) Filed herewith.

* These exhibits relate to management contracts or compensatory plans or arrangements.