Form 10-Q
period 2009-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-05-18
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of May 15, 2009 of the issuer’s common stock was 14,602,204.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DEFINITIONS
In this quarterly report on Form 10-Q, the words “IES”, the “Company”, “we”, “our”, “ours”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause our actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;

•	our ability to successfully manage construction projects;

•	errors in estimating revenue and progress to date on percentage-of-completion contracts;

•	failure to recognize revenue from work that is yet to be performed on uncompleted contracts and/or from work that has been contracted but not started due to changes in contractual commitments;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new types of work or new processes into our divisions;

•	the cost and availability of qualified labor, especially electricians and construction supervisors;

•	accidents resulting from the physical hazards related to our work and potential for liabilities associated with vehicle accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses after the recent consolidation of our divisions;

•	the possibility that our restructuring program will not be successfully executed;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions that we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•
credit and capital market conditions, including changes in interest rates that affect the cost and availability of construction financing and mortgages, and our customers to retain existing financing which could lead to project cancellations;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	uncertainties inherent in estimating future operating results, including revenues, operating income and cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	our ability to fully utilize our new operating, accounting and financial systems;

•	the ability of our controlling shareholder to take action not aligned with our other shareholders;

•
the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, might trigger change of control provisions in contracts such as employment agreements, supply agreements, and financing and surety arrangements;

•	the possibility that certain of our tax net operating losses may be restricted or reduced in a change of control;

•	our ability to retain our financing agreements and surety arrangements under a change in control; and

•	the possiblity that investments we have made in other companies will become impaired due to performance or liquidity problems.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,569	$64,709
Accounts receivable:
Trade, net of allowance of $2,641 and $3,556, respectively	127,089	132,273
Retainage	30,114	30,833
Inventories	10,623	12,856
Costs and estimated earnings in excess of billings on uncompleted contracts	15,259	14,743
Prepaid expenses and other current assets	7,752	6,711
Assets from discontinued operations	392	2,034

Total current assets	242,798	264,159

LONG-TERM RECEIVABLE, net of allowance of $278	3,730	—
PROPERTY AND EQUIPMENT, net	24,780	25,742
GOODWILL	4,373	4,395
OTHER NON-CURRENT ASSETS, net	20,366	25,480

Total assets	$296,047	$319,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,503	$2,905
Accounts payable and accrued expenses	75,816	98,046
Billings in excess of costs and estimated earnings on uncompleted contracts	36,487	33,711
Liabilities from discontinued operations	319	504

Total current liabilities	115,125	135,166
LONG-TERM DEBT, net of current maturities	26,385	26,739
OTHER NON-CURRENT LIABILITIES	11,852	10,765

Total liabilities	153,362	172,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,612,239 and 14,753,779 outstanding, respectively	154	154
Treasury stock, at cost, 795,563 and 654,023 shares, respectively	(14,227)	(11,591)
Additional paid-in capital	169,563	170,023
Retained deficit	(12,805)	(11,480)

Total stockholders’ equity	142,685	147,106

Total liabilities and stockholders’ equity	$296,047	$319,776

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$167,305	$195,659
Cost of services	137,517	164,822

Gross profit	29,788	30,837
Selling, general and administrative expenses	29,147	27,486
Gain on sale of assets	(75)	(7)
Restructuring charges	1,908	2,098

Income (loss) from operations	(1,192)	1,260

Interest and other (income) expense:
Interest expense	1,105	1,918
Interest income	(113)	(441)
Other (income) expense, net	(67)	(896)

Interest and other expense, net	925	581

Income (loss) from continuing operations before income taxes	(2,117)	679
Provision (benefit) for income taxes	(926)	453

Income (loss) from continuing operations	(1,191)	226

Discontinued operations (Note 2)
Loss from discontinued operations	(73)	(366)
Benefit for income taxes	(30)	(179)

Net loss from discontinued operations	(43)	(187)

Net loss	$(1,234)	$39

Basic earnings (loss) per share:
Continuing operations	$(0.08)	$0.02
Discontinued operations	$(0.01)	$(0.02)

Total	$(0.09)	$0.00

Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$0.02
Discontinued operations	$(0.01)	$(0.02)

Total	$(0.09)	$0.00

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,322,439	15,015,717
Diluted	14,322,439	15,021,520
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$340,675	$392,779
Cost of services	281,227	328,907

Gross profit	59,448	63,872
Selling, general and administrative expenses	57,546	57,889
Gain on sale of assets	(178)	(24)
Restructuring charges	2,702	3,393

Income (loss) from operations	(622)	2,614

Interest and other (income) expense:
Interest expense	2,090	6,151
Interest income	(273)	(1,545)
Other (income) expense, net	(217)	(1,323)

Interest and other expense, net	1,600	3,283

Loss from continuing operations before income taxes	(2,222)	(669)
Provision (benefit) for income taxes	(955)	25

Net loss from continuing operations	(1,267)	(694)

Discontinued operations (Note 2)
Loss from discontinued operations	(102)	(114)
Benefit for income taxes	(44)	(50)

Net loss from discontinued operations	(58)	(64)

Net loss	$(1,325)	$(758)

Basic earnings (loss) per share:
Continuing operations	$(0.09)	$(0.05)
Discontinued operations	$(0.00)	$(0.00)

Total	$(0.09)	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$(0.09)	$(0.05)
Discontinued operations	$(0.00)	$(0.00)

Total	$(0.09)	$(0.05)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,320,588	15,054,431
Diluted	14,320,588	15,054,431
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,325)	$(758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	58	64
Bad debt expense	617	749
Deferred financing cost amortization	128	1,400
Depreciation and amortization	4,454	4,586
Gain on sale of assets	(178)	(24)
Non-cash restructuring write-off	—	131
Non-cash compensation expense	1,128	1,859
Paid in kind interest	678	—
Equity in (gains) losses of investment	37	(550)
Goodwill adjustment under SOP 90-1	22	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	1,708	(10,213)
Inventories	2,234	(3,103)
Costs and estimated earnings in excess of billings on uncompleted contracts	(516)	647
Prepaid expenses and other current assets	(557)	1,544
Other non-current assets	5,072	(952)
Accounts payable and accrued expenses	(22,231)	(8,212)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,776	2,343
Other non-current liabilities	1,088	228

Net cash used in continuing operations	(4,807)	(10,261)
Net cash provided by discontinued operations	1,400	2,256

Net cash used in operating activities	(3,407)	(8,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,301)	(6,138)
Proceeds from sales of property and equipment	226	218
Investment in unconsolidated affiliate	(2,000)	—
Distribution from unconsolidated affiliate	—	488

Net cash used in investing activities of continuing operations	(4,075)	(5,432)
Net cash provided by investing activities of discontinued operations	—	7

Net cash used in investing activities	(4,075)	(5,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	25,000
Repayments of debt	(1,434)	(45,467)
Payments for debt issuance costs	—	(500)
Acquisition of treasury stock	(4,224)	(3,412)

Net cash used in financing activities	(5,658)	(24,379)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,140)	(37,809)
CASH AND CASH EQUIVALENTS, beginning of period	64,709	69,676

CASH AND CASH EQUIVALENTS, end of period	$51,569	$31,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,382	$1,902
Cash paid for income taxes	$380	$260
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
1. BUSINESS
Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets. The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K for the year ended September 30, 2008, with the exception of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as described in the paragraphs that follow. Please refer to the Notes to our annual report on Form 10-K for the year ended September 30, 2008, when reviewing our interim financial results set forth herein.
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
As the result of the adoption of FIN 48 and recognition of the cumulative effect of the adoption of the new accounting principal, we recorded an $8.2 million decrease in contingent tax liabilities. The reduction of the contingent tax liabilities resulted in a $7.8 million decrease in goodwill as prescribed by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and a $0.4 million decrease in retained deficit. Upon the adoption of FIN 48, the total liability for unrecognized tax benefits was $6.2 million, excluding accrued interest and penalties, which are discussed below. The liabilities for unrecognized tax benefits are a component of “Other non-current liabilities” in our consolidated balance sheets. The reversal of the liabilities for unrecognized tax benefits would result in a $6.1 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7, as these represent amounts accrued prior to our emergence from bankruptcy. The remaining $0.1 million would result in a decrease in the provision for income tax expense.

We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Upon the adoption of FIN 48, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits. The accrued interest and penalties are a component of “Other non-current liabilities” in our consolidated balance sheets. The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7, as these represent amounts accrued prior to our emergence from bankruptcy. The remaining $0.2 million would result in a decrease in the provision for income tax expense.
As of March 31, 2009, we have $6.6 million of unrecognized tax benefit of which $6.1 million would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7, as these represent amounts accrued prior to our emergence from bankruptcy. The remaining $0.5 million would result in a decrease in the provision for income tax expense. We anticipate that approximately $0.1 million of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.
We had approximately $0.5 million and $0.5 million accrued for the payment of interest and penalties at March 31, 2009 and 2008, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.
We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2005, and forward are subject to audit as are tax years prior to September 30, 2005, to the extent of unutilized net operating losses generated in those years. Currently, one of our business units is under a state audit for the tax years ended September 30, 2002, 2003 and 2005.
RECLASSIFICATIONS
During the six months ended March 31, 2009, we reclassified $0.4 million of amortization expenses previously classified as selling, general and administrative charges for the three month period ended December 31, 2008, to restructuring expense. This reclassification was based on our assessment that the acceleration of this amortization expense was due to our reorganization and rebranding efforts, which is a restructuring cost. This reclassification did not affect our prior period results of operations.
LONG-TERM RECEIVABLE
In March 2009, we transferred $4.0 million of trade accounts receivable to long-term receivable because the related construction project entered bankruptcy. At the same time, we reserved $0.3 million associated with this receivable. We have liens filed against the project and currently believe that the outstanding receivable is collectible, however there are significant risks involved in bankruptcy proceedings, and we may have to record additional reserves.
ACCOUNTING ADJUSTMENT
The accompanying financial statements for the three months ended March 31, 2009, include the after-tax impact of approximately $1.1 million in non-cash charges that represent the correction of prior period accounting errors. We determined that $0.5 million of the errors related to the year ending September 30, 2008, and $0.6 million related to the first quarter of fiscal 2009. These corrections are reflected on a pretax basis in cost of sales and selling, general, and administrative expenses, which include $0.4 million and $1.6 million, respectively.
We have considered the guidance in Statement of Financial Accounting Standard No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting” (“APB 28”), Statement of Financial Accounting Standard No. 16 “Prior Period Adjustments” (“SFAS 16”), SEC Staff Accounting Bulletin No. 99 “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 requires that corrections of errors be recorded by restatement of prior periods if the error is material. Based on quantitative and qualitative factors, we have concluded that a restatement of previously issued financial statements is not necessary, as we believe the identified misstatement is immaterial. This conclusion is based on current internal forecasts of fiscal 2009 operating results as well as actual fiscal 2008 operating results. Actual results for fiscal 2009 could differ from those forecasted and result in a different conclusion.

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
SEASONALITY AND QUARTERLY FLUCTUATIONS
Our results of operations are seasonal, depending on weather trends, with higher revenues typically generated during spring and summer months, which coincide with our third and fourth fiscal quarters, and lower revenues typically generated during fall and winter months, which coincide with our first and second fiscal quarters. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141 “Business Combinations” (“SFAS 141”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. Under SFAS 141 and SOP 90-7, which were in effect at the time of our financial reorganization, reductions to our income tax valuation allowance recorded prior to April 30, 2006, would reduce goodwill to the extent thereof, then reduce other intangible assets, and then reduce additional paid-in capital. Beginning October 1, 2009, under the provisions of SFAS 141(R), reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.
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

The assumptions used in the binomial pricing model calculation for the six months ended March 31, 2009 and 2008 are as follows:

	Six Months Ended
	March 31,
	2009	2008

Weighted average value per option granted during the period (1)	$8.56	$8.49
Assumptions:
Stock price volatility	86.4%	51.6%
Risk free rate of return	1.3%	3.3%
Future forfeiture rate (2)	0.0%	0.0%
Expected term	6.0 years	6.0 years

(1)	We do not pay dividends on our common stock.

(2)	The forfeiture rate is assumed to be zero based on the limited number of employees who have been awarded stock options.
2. STRATEGIC ACTIONS
The 2007 Restructuring Plan
During our 2008 fiscal year, we completed our restructuring of operations from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen our financial controls and, as a result, position us to implement a market-based growth strategy. The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. Since we began the 2007 Restructuring Plan in June 2007, we recorded a total of $5.6 million of restructuring charges.
As part of the restructuring charges, we recognized $0.5 million, $2.2 million and $0.2 million in severance costs at our Industrial, Commercial and Residential segments, respectively. In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan. We wrote off $0.1 million of leasehold improvements at an operating location that we closed. We are also accelerating our trade name amortization during 2009 fiscal year totaling $1.6 million. These charges have been identified within the “Restructuring Charges” caption in our consolidated statements of operations.
The 2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $3.0 million to $5.0 million, which will be implemented over approximately 12 months. During the six months ended March 31, 2009, we incurred $2.7 million associated with the 2009 Restructuring Plan, of which $0.2 million, $0.9 million, $1.4 million, and $0.2 million was charged to our Industrial, Commercial, Residential segments and Corporate office, respectively.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting /
	Charges	Other Charges	Total
Restructuring liability at September 30, 2008	$638	$53	$691
Restructuring charges incurred during the six months ended March 31, 2009	1,673	1,029	2,702
Less — cash payments during the six months ended March 31, 2009	(1,098)	(53)	(1,151)
Less — non-cash amortization expense	—	(804)	(804)

Restructuring liability at March 31, 2009	$1,213	$225	$1,438

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
The assets, liabilities and operating results for each of these shut-down entities have been reclassified to discontinued operations for both current and prior periods. Remaining net working capital related to these subsidiaries was $0.1 million and $1.5 million at March 31, 2009, and September 30, 2008, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At March 31, 2009, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.
We have included the results of operations related to these business units in discontinued operations for the three months and six months ended March 31, 2009 and 2008.
Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Revenues	$—	$878
Gross profit (loss)	$8	$(112)
Pre-tax loss	$(73)	$(366)

	Six Months Ended
	March 31,
	2009	2008

Revenues	$21	$2,626
Gross profit	$27	$292
Pre-tax loss	$(102)	$(114)

	March 31,	September 30,
	2009	2008
Accounts receivable, net	$390	$1,967
Property and equipment, net	2	67

Total assets	$392	$2,034

Accounts payable and accrued liabilities	$319	$481
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23

Total liabilities	319	504

Net assets	$73	$1,530

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	March 31,	September 30,
	2009	2008
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,678	$25,000
Camden Note Payable, due July 1, 2010, bearing interest at 4.59%	3,046	4,419
Capital lease and other	164	225

Total debt	28,888	29,644
Less — Short-term debt and current maturities of long-term debt	(2,503)	(2,905)

Total long-term debt	$26,385	$26,739

Future payments on debt at March 31, 2009 are as follows (in thousands):

2009	$1,526
2010	1,684
2011	—
2012	—
2013	25,678
Thereafter	—

Total	$28,888

For the three months ended March 31, 2009 and 2008, we incurred interest expense of $1.1 million and $1.9 million, respectively. Interest expense includes amortization of deferred financing charges of $0.1 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, we incurred interest expense of $2.1 million and $6.2 million, respectively. Interest expense includes amortization of deferred financing charges of $0.1 million and $1.4 million for the six months ended March 31, 2009 and 2008, respectively, and prepayment penalties of $2.1 million incurred during December 2007.
The Tontine Capital Partners Term Loan
On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party. The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan (defined below). The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On March 31, 2009, we temporarily capitalized $0.7 million of interest as additional loan principal as part of our ongoing process to manage liquidity, according to this paid in-kind option, which has since been repaid. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (defined below) with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.
Camden Note Payable
On August 1, 2008, we financed an insurance policy with a $4.6 million note payable from Camden Premium Finance, Inc. (the “Camden Note Payable”), bearing interest at 4.59%, through July 1, 2010. Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until October 1, 2009, followed by ten equal payments of $167,589 (including principal and interest). The Camden Note Payable is collateralized by the gross unearned premiums on the policy and any payments on account of loss under the policy. As of March 31, 2009, we have a remaining liability of $3.0 million under the Camden Note Payable which reflects future principal payments.
The Revolving Credit Facility
On May 12, 2006, we entered into an agreement, as amended (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 9, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At March 31, 2009, we had $34.0 million in letters of credit issued against the Revolving Credit Facility and $3.0 million available under the Revolving Credit Facility.
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
Under the renegotiated terms of our Revolving Credit Facility interest was calculated at LIBOR plus 3.0%, or the lender’s prime rate (the “Base Rate”) plus 1.0% through September 30, 2008. Thereafter, interest is based on our total liquidity, which is calculated as cash on hand plus availability under the Revolving Credit Facility, as shown in the following table.

Total Liquidity	Interest Rate
Greater than $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%
From $40 million to $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%
Less than $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%

At March 31, 2009, our total liquidity was $54.6 million. For the three months ended March 31, 2009, our weighted average interest rate under the Revolving Credit Facility was 4.0%. The letter of credit fee under the revised agreement was 3.25% through September 30, 2008, after which the letter of credit fee is based on the same factor as loans outstanding.
In addition, we are charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (2) certain other fees and charges as specified in the Loan and Security Agreement. Finally, the Revolving Credit Facility is subject to a prepayment fee of 0.5% until May 2009 and 0.25% until May 2010. We incurred a $275,000 charge from Bank of America as a result of the amendment, of which $200,000 is classified as a prepaid expense and is being amortized over 12 months and $75,000 is classified as a deferred financing fee and is being amortized over 24 months.
Through May 9, 2008, loans under the Revolving Credit Facility bore interest at LIBOR plus 3.5% or the base rate plus 1.5% on the terms set in the Loan and Security Agreement. In addition, we were charged monthly in arrears (1) an unused line fee of either 0.5% or 0.375%, depending on the utilization of the credit line, (2) a letter of credit fee equal to the applicable per annum LIBOR margin times the amount of all outstanding letters of credit, and (3) certain other fees and charges as specified in the Loan and Security Agreement.
Financial Covenants
The financial covenants for the Revolving Credit Facility as in effect on March 31, 2009, are described in the table that follows. As of March 31, 2009, we are in compliance with each of the following amended financial covenants under the Revolving Credit Facility:

Covenant	Requirement	Actual
Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Cumulative loss of $1.0 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	N/A (1)
Leverage Ratio	Maximum of 3.50:1.00	N/A (1)

(1)	This covenant requirement will not be in effect any time our total liquidity, as defined in the Loan and Security Agreement, exceeds $50 million.
As of September 30, 2008, we were also in compliance with all of our financial covenants under the Revolving Credit Facility.
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

The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and six months ended March 31, 2009 and 2008 (in thousands, except per share and per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(1,191)	$223
Net income (loss) from continuing operations attributable to restricted shareholders	—	3

Net income (loss) from continuing operations	$(1,191)	$226

Net loss from discontinued operations attributable to common shareholders	$(43)	$(187)
Net loss from discontinued operations attributable to restricted shareholders	—	—

Net loss from discontinued operations	$(43)	$(187)

Net income (loss) attributable to common shareholders	$(1,234)	$38
Net income (loss) attributable to restricted shareholders	—	1

Net income (loss)	$(1,234)	$39

Denominator:
Weighted average common shares outstanding — basic	14,322,439	15,015,717
Effect of dilutive stock options and non-vested restricted stock	—	5,803

Weighted average common and common equivalent shares outstanding — diluted	$14,322,439	15,021,520

Basic income per share:
Basic earnings (loss) per share from continuing operations	$(0.08)	$0.02
Basic loss per share from discontinued operations	$(0.01)	$(0.02)

Basic earnings (loss) per share	$(0.09)	$0.00

Diluted income per share:
Diluted earnings (loss) per share from continuing operations	$(0.08)	$0.02
Diluted loss per share from discontinued operations	$(0.01)	$(0.02)

Diluted earnings (loss) per share	$(0.09)	$0.00

	Six Months Ended
	March 31,
	2009	2008
Numerator:
Net loss from continuing operations attributable to common shareholders	$(1,267)	$(694)
Net loss from continuing operations attributable to restricted shareholders	—	—

Net loss from continuing operations	$(1,267)	$(694)

Net loss from discontinued operations attributable to common shareholders	$(58)	$(64)
Net loss from discontinued operations attributable to restricted shareholders	—	—

Net loss from discontinued operations	$(58)	$(64)

Net loss attributable to common shareholders	$(1,325)	$(758)
Net loss attributable to restricted shareholders	—	—

Net loss	$(1,325)	$(758)

Denominator:
Weighted average common shares outstanding — basic	14,320,588	15,054,431
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	$14,320,588	$15,054,431

Basic income per share:
Basic loss per share from continuing operations	$(0.09)	$(0.05)
Basic loss per share from discontinued operations	$(0.00)	$(0.00)

Basic loss per share	$(0.09)	$(0.05)

Diluted income per share:
Diluted loss per share from continuing operations	$(0.09)	$(0.05)
Diluted loss per share from discontinued operations	$(0.00)	$(0.00)

Diluted loss per share	$(0.09)	$(0.05)

5. OPERATING SEGMENTS
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.
We manage and measure performance of our business in three distinct operating segments: Commercial, Industrial, and Residential. We also have a Corporate office that provides general and administrative services to our three operating segments. As a result of the 2007 Restructuring Plan several administrative services were consolidated into the Corporate office. The Commercial segment provides electrical and communications design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises and switch network customers. The Industrial segment provides electrical design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities. In addition to these services, our Industrial segment also designs and assembles modular power distribution centers. The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. The Corporate office includes expenses associated with providing support services to our operating segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended September 30, 2008. We evaluate performance based on income from operations of the respective business units prior to Corporate office expenses. Management allocates some costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.
Segment information for continuing operations for the three months and six months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31, 2009 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$115,092	$18,332	$33,881	$—	$167,305
Cost of services	95,958	15,398	26,161	—	137,517

Gross profit	19,134	2,934	7,720	—	29,788
Selling, general and administrative	7,530	2,118	7,095	12,404	29,147
Loss (gain) on sale of assets	(66)	(9)	—	—	(75)
Restructuring charge	169	114	888	737	1,908

Income (loss) from operations	$11,502	$711	$(264)	$(13,141)	$(1,192)

Other data:
Depreciation and amortization expense	$166	$159	$175	$2,117	$2,617
Capital expenditures	$279	$31	$249	$1,094	$1,653
Total assets	$138,411	$20,887	$38,166	$98,191	$295,655

	Three Months Ended March 31, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$111,491	$33,848	$50,320	$—	$195,659
Cost of services	95,542	29,025	40,255	—	164,822

Gross profit	15,949	4,823	10,065	—	30,837
Selling, general and administrative	9,646	1,715	8,183	7,942	27,486
Loss (gain) on sale of assets	(103)	—	61	35	(7)
Restructuring charge	1,873	136	89	—	2,098

Income (loss) from operations	$4,533	$2,972	$1,732	$(7,977)	$1,260

Other data:
Depreciation and amortization expense	$796	$314	$645	$605	$2,360
Capital expenditures	$106	$474	$212	$637	$1,429
Total assets	$131,382	$32,599	$64,094	$86,272	$314,347

	Six Months March 31, 2009 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$217,062	$44,366	$79,247	$—	$340,675
Cost of services	182,083	37,919	61,225	—	281,227

Gross profit	34,979	6,447	18,022	—	59,448
Selling, general and administrative	15,788	3,893	15,266	22,599	57,546
Loss (gain) on sale of assets	(169)	(23)	14	—	(178)
Restructuring charges	420	194	1,355	732	2,702

Income (loss) from operations	$18,940	$2,382	$1,387	$(23,331)	$(622)

Other data:
Depreciation and amortization expense	$358	$483	$1,453	$2,160	$4,454
Capital expenditures	$321	$75	$265	$1,640	$2,301

	Six Months March 31, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$221,172	$65,993	105,614	$—	$392,779
Cost of services	188,965	55,296	84,646	—	328,907

Gross profit	32,207	10,697	20,968	—	63,872
Selling, general and administrative	20,597	4,191	16,712	16,389	57,889
Loss (gain) on sale of assets	(120)	—	61	35	(24)
Restructuring charges	3,025	227	141	—	3,393

Income (loss) from operations	$8,705	$6,279	$4,054	$(16,424)	$2,614

Other data:
Depreciation and amortization expense	$1,359	$598	$1,333	$1,279	$4,569
Capital expenditures	$170	$534	$284	$3,506	$4,494
Depreciation and amortization including discontinued operations for the six months ended March 31, 2008, is as follows: Commercial $1,359; Industrial $615; Residential $1,333 and Corporate $1,279 for a total of $4,586.
We have no operations or long-lived assets in countries outside of the United States.
Total assets as of March 31, 2009 and 2008 exclude assets from discontinued operations of $0.4 million and $3.5 million, respectively.
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
Treasury Stock
On December 12, 2007, we entered into an amendment to our Loan and Security Agreement. The amendment permitted us to pay off a senior secured term loan and enter into a new subordinated note agreement for a reduced principal amount. Further, the amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months. On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan is authorized through December 2009, and as of March 31, 2009, we have repurchased 886,360 shares at an average cost of $16.24 per share. During the six months ended March 31, 2009, we repurchased 301,418 shares of common stock under the share repurchase program, we repurchased 22,602 shares of common stock from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, we issued 182,600 shares of treasury stock under our share-based compensation programs, and 120 unvested shares of restricted stock were forfeited by a former employee and returned to treasury stock.

Restricted Stock
We granted 180,100 shares of restricted stock to our employees during the first six months of our 2009 fiscal year. These restricted shares were granted at prices ranging from $8.44 to $12.31 per share with a weighted average price of $8.60 per share under various vesting terms.
We granted 101,650 shares of restricted stock to our employees during the first six months of our 2008 fiscal year of which 5,300 shares have been forfeited as of March 31, 2009. These restricted shares were granted at prices ranging from $13.38 to $19.98 per share with weighted average price of $19.17 per share under various vesting terms.
During the three months ended March 31, 2009 and 2008, we recognized $0.4 million and $0.7 million, respectively, in compensation expense related to these awards. During the six months ended March 31, 2009 and 2008, we recognized $0.8 million and $1.4 million, respectively, in compensation expense related to these awards. As of March 31, 2009, the unamortized compensation cost related to outstanding unvested restricted stock was $2.3 million. We expect to recognize $0.6 million related to these awards during the remaining six months of our 2009 fiscal year, and $1.7 million thereafter.
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
At the time the PSU awards were granted, we forecasted that we would ultimately issue 94,150 restricted shares under the program, based on our achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. Under SFAS 123(R), the estimated fair value of these PSUs on the date of grant was $1.5 million. The awards vest over three years and are to be amortized on a straight-line basis throughout that period. We expensed $0.3 million through the end of the nine month period ended June 30, 2008, based on this projection. During the fourth quarter of our 2008 fiscal year, we revised our 2009 projected earnings per share in conjunction with our year-end budget analysis. This revision resulted in the reversal of all amounts previously expensed as we did not believe we would achieve the minimum cumulative earnings per share threshold of $1.73 to issue any restricted shares under the program. We will not accrue any compensation expense under this award during our 2009 or 2010 fiscal years. However, any deviation in the cumulative fully diluted earnings per share that we achieve through the end of our 2009 fiscal year will result in a change in the actual amount of stock-based compensation that we recognize over the vesting period.
Stock Options
During the six months ended March 31, 2009, we granted 7,500 stock options at an exercise price of $12.31 per share. These options vested on January 31, 2009, and expire ten years from the grant date if they are not exercised. We granted 21,000 stock options at a weighted average exercise price of $16.21 per share during the six months ended March 31, 2008. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.
During the three months ended March 31, 2009 and 2008, we recognized $0.2 million and $0.1 million, respectively, in compensation expense related to these awards. During the six months ended March 31, 2009 and 2008, we recognized $0.3 million and $0.2 million, respectively, in compensation expense related to these awards. As of March 31, 2009, the unamortized compensation cost related to outstanding unvested stock options was $0.4 million. We expect to recognize $0.2 million of equity based compensation expense related to these awards during the remaining six months of our 2009 fiscal year, and $0.2 million thereafter.

The following table summarizes activity regarding our stock option and incentive compensation plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2008	161,000	$19.87
Options granted	7,500	12.31
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, March 31, 2009	$168,500	$19.53

Exercisable, March 31, 2009	$83,668	$18.98

The following table summarizes all options outstanding and exercisable at March 31, 2009:

		Remaining
		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price
$12.31 – $18.79	123,500	7.6	$17.02	70,334	$17.43
$20.75 – $33.55	45,000	8.2	26.44	13,334	27.15

	168,500	7.8	$19.53	83,668	$18.98

Upon exercise of stock options, it is our policy first to issue shares from treasury stock, then to issue new shares. Unexercised options expire between July 2016 and January 2018.
7. FAIR VALUE MEASUREMENTS
Investment in EPV Solar
On December 24, 2008, we invested $2.0 million in the form of a convertible note receivable and warrants to purchase common stock from EPV Solar, Inc. (“EPV”), formerly Energy Photovoltaics, a privately-held company in which we continue to hold a minority interest. As issued, the EPV convertible note receivable has a $2.7 million face value, an 8% interest rate under which interest is payable semi-annually on June 15 and December 15, and is due on June 15, 2010. The stock warrants allow us to purchase up to 533,333 common shares of EPV at a strike price of $1.25 per share. These warrants expire on December 31, 2013. Under the terms of SFAS 115, “Accounting for Certain Investment in Debt and Equity Securities,” we allocated the $2.0 million investment on a pro-rata basis based on the fair value of the note receivable and the warrants at the time we completed the purchase agreement. Accordingly, we recorded the note receivable at $1,755,551 as of December 24, 2008, and we will accrete its value to $2.7 million through the term date. We recorded the warrants at $244,449 as of December 24, 2008. Collectively, this investment is included in our consolidated balance sheet as an Other Non-Current Asset. EPV is currently undergoing fundraising efforts to restructure its debt and improve its liquidity. If fundraising efforts are successful, we do not expect any material impairment to our investment. If however EPV is not successful, they may seek protection in bankruptcy which could render some or all of our investment worthless.
Fair Value Measurement Accounting
We adopted SFAS 157 on October 1, 2008, for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of Statement 157 to our consolidated financial statements.
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments in equity securities	$297	$53	$—	$244

Total	$297	$53	$—	$244

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
Level 3 — Inputs include unobservable inputs used in the measurement of assets. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or related observable inputs that can be corroborated at the measurement date. In order to estimate the fair value of our warrant position, our management utilizes the financial information of the company, along with a valuation model that includes the following inputs: risk-free interest rate, credit risk, volatility, and recent equity offerings of the company.
The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from October 1, 2008 to March 31, 2009 (in thousands):

Investments in
equity securities
Balance at October 1, 2008	$—
Purchases	$244

Balance at March 31, 2009	$244

8. COMMITMENTS AND CONTINGENCIES
Legal Matters
In the construction business there are frequently claims and litigation. There are inherent claims and litigation risks associated with the number of people that work on construction sites and the fleet of vehicles on the road everyday. Additionally, latent defect litigation is normal for residential home builders in some parts of the country, and latent defect litigation is increasing in certain states where we perform work. We proactively manage such claims and litigation risks through safety programs, insurance programs, litigation management at the corporate and local levels, and a network of attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved.
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

Clark Construction v. IES Commercial, Inc. f/k/a J.W. Gray
In September 2008, Clark Construction (“Clark”) filed suit against us in the U.S. District Court for the District of Maryland (Southern Division) to recover the expenses incurred by Clark and its sub-guard surety to complete a project after Clark terminated J.W. Gray (“Gray”), one of our former divisions, from the project. During the five-month period ended September 30, 2006, Gray received approximately $4.9 million in backcharges from Clark, which we disputed. We recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million. We have not recorded any liability with respect to this amount. In 2006, we reversed previously recognized revenues related to this project of $0.5 million and wrote off $0.4 million of receivables and $0.1 million in underbillings. Clark alleges the expenses were the result of delays caused by Gray’s insufficient staffing of the project. We contend that delays were the result of Clark’s failure to properly manage the project, delays of other subcontractors and issues not in the control of Gray. Clark claims that the cost to complete the project and other damages total $4.5 million. We have filed an answer and a counterclaim seeking payment of the $0.3 million due for work completed and an additional amount in excess of $0.8 million for delay and productivity impact on our costs. While we believe Clark’s charges may potentially be without merit, there can be no assurances that we will ultimately prevail in this dispute.
Ward Transformer Site
One of our subsidiaries has been identified as one of more than 200 potentially responsible parties (PRP’s) with respect to the clean up of an electric transformer resale and reconditioning facility, known as the Ward Transformer Site, located in Raleigh, North Carolina. The facility built, repaired, sold and reconditioned electric transformers from approximately 1964 to 2005. We did not own or operate the facility but a subsidiary that we acquired in July, 1999 is believed to have sent transformers to the facility during the 1990’s. During the course of its operation, the facility was contaminated by Polychlorinated Biphenyls (PCBs), which also have been found to have migrated off the site.
Four PRP’s have commenced clean up of on site contaminated soils under an Emergency Removal Action pursuant to a settlement agreement and Administrative Order on Consent entered into between the four PRP’s and the EPA in September 2005. We are not a party to that settlement agreement or Order on Consent. The clean up of on site contaminated soils is presently estimated to cost approximately $55.0 million. These four PRP’s have initiated litigation against some of the other PRP’s to contribute to the cost of the clean up and have threatened to include more as defendants. We are not a defendant in that lawsuit, but anticipate being named. In addition to the on site clean up, the EPA has selected approximately 50 PRP’s to which it sent a Special Notice Letter in late 2008 to organize the clean up of soils off site and address contamination of groundwater and other miscellaneous off site issues. We were not a recipient of that letter. A group has been formed among the letter recipients to facilitate communication with the EPA and coordination of the remaining clean up.
Based on our investigation to date, there is evidence to support a defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to former owners of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that would mitigate potential exposure. As of March 31, 2009, we have not recorded a reserve for this matter as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Self-insurance
We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2009, we had $9.3 million accrued for self-insurance liabilities, including $2.1 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million. As of March 31, 2009, we had reserved $0.5 million for these claims, in accordance with SFAS 5, “Accounting for Contingencies.” Finally, for those legal proceedings not expected to be covered by insurance, we had accrued $5,000 at March 31, 2009.
Surety
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2009, our cost to complete on projects covered by surety bonds was $113.6 million. As of March 31, 2009, we utilized a combination of cash and letters of credit totaling $27.6 million, which was comprised of $21.0 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.

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
Surety bond companies may also provide surety bonds at a cost including (1) payment of a premium, plus (2) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5% – 10%) amount as retention until the end of the job, could make certain bonded projects uneconomical to perform.
Other Commitments and Contingencies
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2009, $13.0 million of our outstanding letters of credit were utilized to collateralize our insurance program.
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities, but retaining the entities from which they were sold, that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. To date, we have not been required to perform any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2009, we had no open purchase commitments.
We have committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2009, we had invested $4.9 million under our commitment to EnerTech.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related Notes, and management’s discussion and analysis included in our annual report on Form 10-K for the year ended September 30, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended September 30, 2008, and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this quarterly report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
During the first six months of our 2009 fiscal year, there has been only one change to our critical accounting policies and estimates from those described in our annual report on Form 10-K for the year ended September 30, 2008. On October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. For additional analysis of our adoption of SFAS 157, see Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report, which is incorporated herein by reference.
RESTRUCTURING PROGRAMS
The 2007 Restructuring Plan
During our 2008 fiscal year, we completed our restructuring of operations from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen our financial controls and, as a result, position us to implement a market-based growth strategy. The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. Since we began the 2007 Restructuring Plan in June 2007, we recorded a total of $5.6 million of restructuring charges. Details regarding the components of the restructuring charges were previously described.
The 2009 Restructuring Plan
On October 1, 2008, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $3.0 million to $5.0 million, which will be implemented over approximately 12 months. During the six months ended March 31, 2009, we incurred $2.7 million associated with the 2009 Restructuring Plan, of which $0.2 million, $0.9 million, $1.4 million, and $0.2 million was charged to our Industrial, Commercial, Residential and Corporate offices, respectively.

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
The assets, liabilities and operating results for each of these shut-down entities have been reclassified to discontinued operations for both current and prior periods. Remaining net working capital related to these subsidiaries was $0.1 million and $1.5 million at March 31, 2009, and September 30, 2008, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At March 31, 2009, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.
We have included the results of operations related to these business units in discontinued operations for the three months and six months ended March 31, 2009 and 2008.
FINANCING
The Tontine Capital Partners Term Loan
On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at the same rate (11.0%) in addition to the loan principal. On March 31, 2009, we temporarily capitalized $0.7 million of interest as additional loan principal as part of our ongoing process to manage liquidity according to this paid in-kind option, which has since been repaid. We may repay the Tontine Term Loan at any time prior to the maturity date at par plus accrued interest without penalty. The Tontine Term Loan is subordinated to our Revolving Credit Facility (as defined below). The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.
The Revolving Credit Facility
On May 12, 2006, we entered into an agreement (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders. On May 9, 2008, we entered into an amended agreement governing the Revolving Credit Facility with the same financial institutions. The terms of the amended agreement are described in Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity” of this report, which is incorporated herein by reference. The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At March 31, 2009, we had $3.0 million available under the Revolving Credit Facility and $34.0 million in letters of credit issued against the Revolving Credit Facility. The maturity date of the Revolving Credit Facility is May 12, 2010.
On April 17, 2009, one of our surety providers released $10.0 million of letters of credit under the Revolving Credit Facility that they were holding as collateral.
Camden Note Payable
On August 1, 2008, we financed an insurance policy with a $4.6 million note payable from Camden Premium Finance, Inc. (the “Camden Note Payable”), bearing interest at 4.59%, through July 1, 2010. Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until October 1, 2009, followed by ten equal payments of $167,589 (including principal and interest). The Camden Note Payable is collateralized by the gross unearned premiums on the policy and any payments on account of loss under the policy. As of March 31, 2009, we have a remaining liability of $3.0 million under the Camden Note Payable which reflects future principal payments.

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
SURETY
Surety
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2009, our cost to complete on projects covered by surety bonds was $113.6 million. As of March 31, 2009, we utilized a combination of cash and letters of credit totaling $27.6 million, which was comprised of $21.0 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.
On October 27, 2008, we entered into a Co-Surety Arrangement with two of our independent surety providers that increased our aggregate bonding capacity to $325.0 million and reduced our bond premium to an average of $11.25 per thousand dollars of contract costs for projects less than 24 months in duration. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, work has begun or bonds may be required in the future by the customer according to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond, then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms. We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider. We believe we presently have adequate surety coverage. As of March 31, 2009, our cost to complete on projects covered by surety bonds was $113.6 million.
Surety bond companies may also provide surety bonds at a cost including (1) payment of a premium, plus (2) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5% – 10%) amount as retention until the end of the job, could make certain bonded projects uneconomical to perform.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 2008
The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions. Percentages are expressed as a percent of revenues.

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Revenues	$167.3	100.0%	195.7	100.0%
Cost of services (including depreciation)	137.5	82.2%	164.9	84.2%

Gross profit	29.8	17.8%	30.8	15.8%
Selling, general & administrative expenses	29.2	17.4%	27.5	14.0%
Gain on sale of assets	(0.1)	(0.0)%	(0.0)	(0.0)%
Restructuring charges	1.9	1.1%	2.1	1.1%

Income (loss) from operations	(1.2)	(0.7)%	1.3	0.6%
Interest and other expense, net	0.9	0.6%	0.6	0.3%

Income (loss) before income taxes	(2.1)	(1.3)%	0.7	0.3%
Provision (benefit) for income taxes	(0.9)	0.6%	0.5	0.2%

Loss from continuing operations	(1.2)	(0.7)%	0.2	0.1%
Income (loss) from discontinued operations	(0.1)	(0.0)%	(0.2)	(0.1)%

Net loss	$(1.3)	(0.7)%	$0.0	0.0%

Revenues

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$115.1	68.8%	$111.5	57.0%
Industrial	18.3	10.9%	33.9	17.3%
Residential	33.9	20.3%	50.3	25.7%

Total Consolidated	$167.3	100.0%	$195.7	100.0%

Consolidated revenues for the quarter ended March 31, 2009, were $28.4 million less than the quarter ended March 31, 2008, a reduction of 14.5%. Consolidated revenues decreased due to declines in construction activity at our Industrial and Residential business segments, offset by an increase in revenues at our Commercial business segment. The net decrease in revenues was consistent with the nationwide decline in construction activity.
Revenues in our Commercial segment increased $3.6 million, or 3.2%, during the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. Despite national trends to the contrary, many of our Commercial business units experienced revenue increases, notably in the north eastern and north central regions of the country. We attribute these increases in part to our progress in business development strategy in these regions and our strong financial position which enables us the ability to obtain surety bonding.
Our Industrial segment posted a $15.6 million decrease in revenues during the quarter ended March 31, 2009, a decline of 46.0%, compared to the quarter ended March 31, 2008. During the quarter ended March 31, 2009, our Industrial segment experienced decreased demand for transmission and distribution service projects and decreased construction at electrical substations, refineries, ethanol plants, and pulp and paper mills. Industrial segment market conditions continue to be difficult in light of the current national economic credit crisis, which has resulted in many projects being deferred as they await financing or cancelled altogether.
Residential revenues decreased $16.4 million during the quarter ended March 31, 2009, a decrease of 32.6%, compared to the quarter ended March 31, 2008, due to the slowdown in both single-family and multi-family housing construction. The ongoing nationwide decline in demand for single-family homes has affected our Residential line of business, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. We attribute the majority of this decrease to reductions in building activity throughout all the markets we serve, while the remaining portion of the decrease was attributable to the effect of lower prices in response to the competitive market conditions and falling input prices which affect the prices that we may pass along to our customers.

Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%		%
	(Dollars in millions. Percentage of revenues.)

Commercial	$19.1	16.6%	$15.9	14.3%
Industrial	2.9	16.0%	4.8	14.3%
Residential	7.8	22.8%	10.1	20.0%

Total Consolidated	$29.8	17.8%	$30.8	15.8%

In spite of the decrease in consolidated revenues discussed above, our consolidated gross profit for the quarter ended March 31, 2009, posted a decline of $1.0 million, or 3.2% compared to consolidated gross profit of $30.8 million for the quarter ended March 31, 2008. Our overall gross profit percentage increased to 17.8% during the quarter ended March 31, 2009, compared to 15.8% during the quarter ended March 31, 2008, reflecting improved project execution and the effect of reduced input prices.
Our Commercial segment’s gross profit was $19.1 million during the quarter ended March 31, 2009, an increase of $3.2 million over the quarter ended March 31, 2008. Commercial’s gross margin percentage increased 230 basis points during the quarter ended March 31, 2009, reflecting improved project execution, resulting in fewer projects with losses. This is primarily due to a combination of enhanced cost controls and increased profitability on jobs awarded in part due to the project management operating system initiative implemented in the past year. During the quarter ended March 31, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues during the period as part of our 2009 Restructuring Plan.
Gross profit at our Industrial segment declined $1.9 million during the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. The reduced gross profit dollars in our Industrial sector was a result of the aforementioned lower project volumes. During the quarter ended March 31, 2009, Industrial’s gross margin percentage improved by 210 basis points primarily due to improved profitability on transmission and distribution projects completed during the period.
During the quarter ended March 31, 2009, our Residential segment experienced a $2.3 million reduction in gross profit compared to the quarter ended March 31, 2008. This decline resulted from the aforementioned $16.4 million decrease in revenues due to the reduction in demand for single-family homes. Gross margin percentage in the Residential segment improved approximately 260 basis points to 22.8% during the quarter ended March 31, 2009. We attribute much of the improvement in Residential’s gross margin to improved execution particularly in multi-family, a stabilization of material costs, and the ability to more effectively manage labor costs to meet project demands.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$7.5	6.5%	$9.7	8.7%
Industrial	2.1	11.6%	1.7	5.1%
Residential	7.1	20.9%	8.2	16.3%
Corporate	12.5	—	7.9	—

Total Consolidated	$29.2	17.4%	$27.5	14.0%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.

During the quarter ended March 31, 2009, our selling, general and administrative expenses were $29.2 million, an increase of $1.7 million, or 6.2%, over the quarter ended March 31, 2008. The increase in 2009 expenses was primarily due to (1) the settlement of one time legal disputes resulting in expenses of approximately $0.3 million and (2) correction of prior period accounting errors of approximately $1.6 million. However, these increases were more than offset by (1) a $1.4 million decrease in employment expenses, (2) a $0.5 million reduction in accounting and routine legal expenses, and (3) adjustments that were recorded during the three months ended March 31, 2008, which included a favorable legal settlement for $0.2 million and a reduction in our target incentive accruals of $1.6 million. Further, during the quarter ended March 31, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative expenses and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues and a reduction in selling, general, and administrative costs as part of our 2009 Restructuring Plan.
The previously mentioned accounting errors primarily include additional non-cash charges for medical claims and intercompany expenses that are reflected in the income statement for the period ended March 31, 2009, that should have been recorded in prior periods. The Company evaluated the materiality of the adjustments, including both qualitative and quantitative considerations, and concluded that the adjustments were not material to current or prior periods.
As previously indicated, we completed our 2007 Restructuring Plan in fiscal 2008, whereby we integrated 27 companies into three business segments. As a result, we experienced a net $2.9 million reduction in our combined Commercial, Industrial and Residential selling, general and administrative expenses, while our Corporate selling, general and administrative expenses have increased as a result of our investments in systems and consolidation of various services which have improved controls, compliance and yielded savings and productivity throughout the business. (It should be noted that the business segment selling, general, and administrative costs as of March 31, 2009 included approximately $0.9 million of non-cash intercompany charges from the accounting errors previously discussed in the report). We have completed the implementation of new software programs and work processes which include (1) a comprehensive project management operating system that is being utilized across our divisions to standardize our project management and reporting processes and provide our businesses up-to-date visibility into project performance, (2) an accounting consolidation and reporting system that supplies management more timely and robust financial data and improved transparency, and (3) an outsourced payroll solution that utilizes technology to capture current labor utilization. In addition, we have invested in new sales capabilities to accelerate our target market growth strategy.
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
In conjunction with our restructuring program, we recognized the following costs during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Severance compensation	$1,211	$1,139
Consulting and other charges	295	828
Non-cash asset amortization and write-offs	402	131

Total restructuring charges	$1,908	$2,098

Interest and Other Expense, Net

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Interest expense	$1,041	$1,256
Deferred financing charges	64	662

Total interest expense	1,105	1,918
Interest income	(113)	(441)
Other income	(67)	(896)

Total interest and other expense, net	$925	$581

During the quarter ended March 31, 2009, we incurred interest expense of $1.1 million on an average debt balance of $25.0 million for the Tontine Term Loan and an average letter of credit balance of $34.0 million and an average unused line of credit balance of $26.0 million under the Revolving Credit Facility. This compares to interest expense of $1.3 million for the quarter ended March 31, 2008, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $38.0 million and an average unused line of credit balance of $42.0 million.
On March 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan. We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million. During the quarter ended March 31, 2009, we recorded $0.1 million of deferred financing charges, which reflect the amortization of fees incurred on the Tontine Term Loan. Other deferred financing charges of $0.7 million recorded during the quarter ended March 31, 2008 were the amortization fees incurred on the new Tontine Term Loan and the Eton Park Term Loan before it was repaid.
During the quarter ended March 31, 2009, total interest expense was offset by $0.1 million in interest income on an average cash and cash equivalents balance of $54.4 million, compared to $0.4 million in interest income on an average cash and cash equivalents balance of $51.8 million during the quarter ended March 31, 2008. In addition to reduced cash balances, interest income was also impacted by interest rates which averaged 0.8% during the quarter ended March 31, 2009 compared to 3.2% during the quarter ended March 31, 2008.
Other income of $0.9 million during the quarter ended March 31, 2008, included a gain of $0.2 million associated with cash distributions from our investment in EnerTech, and a $1.1 million settlement with a group of former employees out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was meant to compensate the Company for damages associated with the departure of these employees from the Company. We collected this settlement in full in March 2008.
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
The provision for income taxes from continuing operations decreased from an expense of $0.5 million for the quarter ended March 31, 2008 to a benefit of $0.9 million for the three months ended March 31, 2009. The decrease in the provision for income taxes for the quarter ended March 31, 2009 is attributable to the loss from continuing operations for the quarter ended March 31, 2009 and a decrease in state income taxes.
Income (Loss) from Discontinued Operations
As discussed earlier in this report, since March 2006 we have shut down seven underperforming subsidiaries. While this exit plan is substantially complete, there are still some revenues and expenses associated with the wind down of these subsidiaries. Such income statement amounts are classified as discontinued operations.
Revenues at these subsidiaries were none and $0.9 million for the quarters ended March 31, 2009, and March 31, 2008, respectively; earnings after tax at these subsidiaries was a net loss of $43,000 during the quarter March 31, 2009, and a net loss of $187,000 during the quarter ended March 31, 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO THE SIX
MONTHS ENDED MARCH 31, 2008
The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions. Percentages are expressed as a percent of revenues.

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Revenues	$340.7	100.0%	$392.8	100.0%
Cost of services (including depreciation)	281.3	82.5%	328.9	83.7%

Gross profit	59.4	17.5%	63.9	16.3%
Selling, general & administrative expenses	57.5	16.9%	57.9	14.7%
Gain on sale of assets	(0.2)	(0.0)%	(0.0)	(0.0)%
Restructuring charges	2.7	0.8%	3.4	0.9%

Income from operations	(0.6)	(0.2)%	2.6	0.7%
Interest and other expense, net	1.6	0.5%	3.3	0.9%

Loss before income taxes	(2.2)	(0.7)%	(0.7)	(0.2)%
Provision (benefit) for income taxes	(0.9)	(0.3)%	0.0	0.0%

Loss from continuing operations	(1.3)	(0.4)%	(0.7)	(0.2)%
Income (loss) from discontinued operations	(0.1)	0.0%	(0.1)	0.0%

Net loss	$(1.4)	(0.4)%	$(0.8)	(0.2)%

Revenues

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$217.1	63.7%	$221.2	56.3%
Industrial	44.4	13.0%	66.0	16.8%
Residential	79.2	23.3%	105.6	26.9%

Total Consolidated	$340.7	100.0%	$392.8	100.0%

Consolidated revenues for the six months ended March 31, 2009, were $52.1 million less than in the six months ended March 31, 2008, a decline of 13.3%. This $52.1 million reduction was attributable to declines in each of our Commercial Industrial and Residential segments, reflecting the overall decrease in all sectors of the construction industry.
Our Commercial segment experienced a $4.1 million decline in revenues during the six months ended March 31, 2009, a 1.9% decrease compared to the six months ended March 31, 2008. Nearly all of our Commercial operating locations experienced revenue shortfalls during the six months ended March 31, 2009, as many industry sectors have experienced reductions. Our Commercial segment has been affected by reduced demand for light construction projects such as restaurants, movie theaters and local shopping centers, which is correlated to the slowdown in the housing sector. We have also experienced increased competition for low-end retail work from residential contractors who have been affected by the housing slowdown. Although the revenue for quarter ended March 31, 2009, showed improvement over the same period of the prior year as previously mentioned, the combined revenue for the six months ended March 31, 2009, declined compared to 2008, primarily due to considerably lower volumes experienced in the first quarter of the 2009 fiscal year, only partially offset by increased volumes in the second quarter of fiscal year 2009.
Our Industrial segment posted a decrease in revenues of $21.6 million during the six months ended March 31, 2009, a 32.7% decrease, compared to the six months ended March 31, 2008. The key factor in our revenue decline during the period was decreased construction activity at electrical substations, ethanol plants, and pulp and paper mills, as many projects were deferred, cancelled or are awaiting financing.
Our Residential segment revenues decreased $26.4 million during the six months ended March 31, 2009, a 25.0% decrease compared to the six months ended March 31, 2008. This decrease is primarily attributable to the nationwide decline in demand for single-family homes, particularly in markets such as Southern California, Florida, Arizona, Nevada, Texas and Georgia. We attribute the majority of this decrease directly to reduced building activity, while the remainder is mainly due to pricing pressure from our customers and increased competition.

Gross Profit

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%		%
	(Dollars in millions. Percentage of revenues.)

Commercial	$35.0	16.1%	$32.2	14.6%
Industrial	6.4	14.5%	10.7	16.2%
Residential	18.0	22.7%	21.0	19.9%

Total Consolidated	$59.4	17.5%	$63.9	16.3%

The decline in our consolidated gross profit of $4.5 million for the six months ended March 31, 2009, compared to the six months ended March 31, 2008, was primarily due to lower consolidated revenues during the period, as discussed above. Our gross profit percentage, however, increased from 16.3% for the six months ended March 31, 2008, to 17.5% for the six months ended March 31, 2009. This increase was due to improved margins in the Commercial and Residential segments, offset by a decline of the gross margin percentage in the Industrial segment.
Our Commercial segment’s gross profit was $35.0 million during the six months ended March 31, 2009, an increase of $2.8 million compared to the six months ended March 31, 2008. The Commercial segment’s gross margin percentage improved approximately 150 basis points to 16.1% of revenues during the six months ended March 31, 2009, from 14.6% during the six months ended March 31, 2008. The improvement in gross margin percentage reflects improved project execution due to a combination of enhanced cost controls as well as increased profitability on jobs awarded in part due to the project management operating system initiative implemented in the past year. During the six months ended March 31, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues during the period as part of our 2009 Restructuring Plan.
Industrial gross profit decreased $4.3 million in the six months ended March 31, 2009, compared to the six months ended March 31, 2008. The decrease in gross profit in our Industrial sector is tied to the $21.6 million decrease in revenue during the period, as discussed above, and a mix of lower margin projects.
Our Residential segment experienced a $3.0 million decline in gross profit for the six months ended March 31, 2009, compared to the six months ended March 31, 2008. This decline is due to the aforementioned $15.6 million decrease in revenues during the period caused by reduced demand for single-family homes. However, the gross margin percentage in the Residential line of business increased from 19.9% for the six months ended March 31, 2008, to 22.7% in the six months ended March 31, 2009, in spite of the decline in the number of housing starts this year. We attribute the improvement in the Residential segment gross margin percentage to improved execution in multi-family and to a greater mix of higher margin multi-family projects when compared to the single family construction activities. In addition to improved profitability at our multi-family housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.
Selling, General and Administrative Expenses

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$15.8	7.3%	$20.6	9.3%
Industrial	3.9	8.8%	4.2	6.4%
Residential	15.3	19.3%	16.7	15.8%
Corporate	22.5	—	16.4	—

Total Consolidated	$57.5	16.9%	$57.9	14.7%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the six months ended March 31, 2009, our selling, general and administrative expenses were $57.5 million, a decrease of $0.4 million, or 0.6%, compared to the six months ended March 31, 2008. The decrease in 2009 expenses was primarily due to (1) a $2.5 million decrease in employment costs, (2) a $1.1 million reduction in accounting fees and routine legal costs, and (3) a decrease in other general expenses of approximately $1.6 million. The decrease in 2009 selling, general, and administrative expenses were partially offset by (1) the settlement of one time legal disputes of approximately $0.3 million, (2) the correction of prior period accounting errors of $1.0 million, and (3) an increase of $1.2 million in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new systems implemented during 2008. In addition, this reduction in 2009 costs was further offset due to adjustments that were recorded during the six months ended March 31, 2008, which included a favorable legal settlement for $0.2 million. Further, during the quarter ended March 31, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues and a reduction in selling, general, and administrative costs as part of our 2009 Restructuring Plan.
The previously mentioned accounting errors primarily include additional non-cash charges for medical claims and intercompany expenses that are reflected in the income statement for the period ended March 31, 2009, that should have been recorded in prior periods. The Company evaluated the materiality of the adjustments, including both qualitative and quantitative considerations, and concluded that the adjustments were not material to current or prior periods.

As previously indicated, we completed our 2007 Restructuring Plan in fiscal 2008, whereby we integrated 27 companies into three business segments. As a result, during the six months ended March 31, 2009, we experienced a net $6.5 million reduction in our combined Commercial, Industrial and Residential selling, general and administrative expenses compared to the six months ended March 31, 2008, while our Corporate selling, general and administrative expenses have increased as a result of our investments in systems and various consolidation services which have yielded improved controls, compliance and savings and productivity throughout the business. (It should be noted that the business segment selling, general, and administrative costs as of March 31, 2009 included approximately $0.5 million of non-cash intercompany charges from the accounting errors previously discussed in the report). We have completed the implementation of new software programs and work processes which include (1) a comprehensive project management operating system now being utilized across our divisions to standardize our project management and reporting processes and provide our businesses up-to-date visibility into project performance, (2) an accounting consolidation and reporting system which supplies management more timely and robust financial data and improved transparency, and (3) an outsourced payroll solution that utilizes more real time workers labor application technologies and employed technology to capture current labor utilization. In addition, we have invested in new sales capabilities to accelerate our target market growth strategy.
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
In conjunction with our restructuring program, we recognized the following costs during the six months ended March 31, 2009 and 2008 (in thousands):

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Severance compensation	$1,603	$1,768
Consulting and other charges	295	1,494
Non-cash asset amortization and write-offs	804	131

Total restructuring charges	$2,702	$3,393

Interest and Other Expense, Net

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Interest expense	$1,962	$2,699
Deferred financing charges	128	1,400
Debt prepayment penalty	—	2,052

Total interest expense	2,090	6,151

Interest income	(273)	(1,545)
Other income	(217)	(1,323)

Total interest and other expense, net	$1,600	$3,283

During the six months ended March 31, 2009, we incurred interest expense of $2.0 million on an average debt balance of $25.0 million for the Tontine Term Loan and an average letter of credit balance of $34.0 million and an average unused line of credit balance of $26.0 million under the Revolving Credit Facility. This compares to interest expense of $2.7 million for the six months ended March 31, 2008, on a combined average debt balance of $35.3 million for the Eton Park Term Loan and the Tontine Term Loan and an average letter of credit balance of $45.9 million and an average unused line of credit balance of $34.1 million under the Revolving Credit Facility .
On March 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan. We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million. During the six months ended March 31, 2009, we recorded $0.1 million of deferred financing charges, which reflect the amortization of fees incurred on the Tontine Term Loan. Other deferred financing charges of $1.4 million recorded during the six months ended March 31, 2008, were the amortization fees incurred on the new Tontine Term Loan and the Eton Park Term Loan before it was repaid.
During the six months ended March 31, 2009, total interest expense was offset by $0.3 million in interest income on an average cash and cash equivalents balance of $55.0 million, as compared to $1.5 million in interest income on an average cash and cash equivalents balance of $67.6 million during the six months ended March 31, 2008. In addition to reduced cash balances, interest income was also impacted by interest rates which averaged 1.0% during the six months ended March 31, 2009, compared to 4.4% during the six months ended March 31, 2008.
Other income of $1.3 million during the six months ended March 31, 2008, included a gain of $0.6 million associated with cash distributions from our investment in EnerTech, and a $1.1 million settlement with a group of former employees out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was meant to compensate the Company for damages associated with departure of these employees from the Company. We collected this settlement in full in March 2008.
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
The provision for income taxes from continuing operations decreased from an expense of $25,000 for the six months ended March 31, 2008, to a benefit of $1.0 million for the six months ended March 31, 2009. The decrease in the provision for income taxes for the six months ended March 31, 2009, is attributable to the reduction in the loss from continuing operations for the six months ended March 31, 2009, and a decrease in state income taxes.
Income (Loss) from Discontinued Operations
As discussed earlier in this report, since March 2006 we have shut down seven underperforming subsidiaries. While this exit plan is substantially complete, there are still some revenues and expenses associated with the wind down of these subsidiaries. Such income statement amounts are classified as discontinued operations.
Revenues at these subsidiaries were $21,000 and $2.6 million for the six months ended March 31, 2009, and the six months ended March 31, 2008, respectively; earnings after tax at these subsidiaries was a net loss of $58,000 during the six months ended March 31, 2009, and net loss of $64,000 during the six months ended March 31, 2008.

Working Capital

	March 31,	September 30,
	2009	2008
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$51.6	$64.7
Accounts receivable
Trade, net of allowance of $3.0 and $3.6 respectively	127.1	132.3
Retainage	30.1	30.8
Inventories	10.6	12.9
Costs and estimated earnings in excess of billings on uncompleted contracts	15.3	14.8
Prepaid expenses and other current assets	7.7	6.7
Assets from discontinued operations	0.4	2.0

Total current assets	$242.8	$264.2

CURRENT LIABILITIES:
Current maturities of long-term debt	$2.5	$2.9
Accounts payable and accrued expenses	75.8	98.1
Billings in excess of costs and estimated earnings on uncompleted contracts	36.5	33.7
Liabilities from discontinued operations	0.3	0.5

Total current liabilities	$115.1	$135.2

Working capital	$127.7	$129.0

During the six months ended March 31, 2009, working capital decreased by $1.3 million as compared to September 30, 2008, reflecting a $21.4 million decrease in current assets and a $20.1 million decrease in current liabilities during the period.
During the six months ended March 31, 2009, our current assets decreased by $21.4 million, or 8.5%, to $242.8 million, as compared to $264.2 million as of September 30, 2008. Cash and cash equivalents decreased by $13.1 million during the six months ended March 31, 2009, as compared to September 30, 2008. Current trade accounts receivables, net, decreased by $5.2 million at March 31, 2009, as compared to September 30, 2008, as days sales outstanding increased to 72 days as of March 31, 2009 from 63 days as of September 30, 2008, and we transferred a $3.7 million receivable to long-term receivables during the period. Within the current financial environment, we continue to monitor the collectability of our receivables closely. We also experienced a $0.7 million decrease in retainage and a $0.5 million increase in costs in excess of billings during the six months ended March 31, 2009, compared to September 30, 2008. Inventories decreased by $2.3 million during the six months ended March 31, 2009, compared to September 30, 2008, reflecting the continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems, improved material management and a vendor managed inventory strategy. Prepaid expenses and other current assets increased by a total of $1.0 million and assets from discontinued operations decreased by $1.6 million during the six months ended March 31, 2009, compared to September 30, 2008.
During the six months ended March 31, 2009, our total current liabilities decreased by $20.1 million, to $115.1 million, compared to $135.2 million as of September 30, 2008. During the six months ended March 31, 2009, accounts payable and accrued expenses decreased $22.2 million as a result of lower volume, early pay discounts associated with our Preferred Vendor Program and our cash management efforts at the end of our 2008 fiscal year. Billings in excess of costs increased by $2.8 million during the six months ended March 31, 2009, compared to September 30, 2008, due to our efforts to increase cash flow. Finally, current maturities of long-term debt decreased by $0.4 million and liabilities at our discontinued operations decreased by $0.2 million during the six months ended March 31, 2009, compared to September 30, 2008.
Liquidity and Capital Resources
As of March 31, 2009, we had cash and cash equivalents of $51.6 million, working capital of $127.7 million, $25.7 million in outstanding borrowings under our Tontine Term Loan and $34.0 million of letters of credit outstanding and $3.0 million of available capacity under our Revolving Credit Facility.
During the six months ended March 31, 2009, we used $3.4 million in cash in our operating activities principally due the timing of our accounts payable and payment of year-end bonuses in December 2008. We also had combined cash outflow of $9.7 million for our investing and financing activities during the six months ended March 31, 2009. This out flow included $2.3 million in capital expenditures primarily for computer equipment used in our new operating, management and financial reporting systems, a $2.0 million investment in debt and warrants of an unconsolidated affiliate, $1.4 million of payments on long term debt, and $4.2 million for the acquisition of treasury stock.

Bonding Capacity
At March 31, 2009, we have adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of March 31, 2009, the expected cumulative cost to complete for projects covered by our co-surety providers was $113.6 million. As of March 31, 2009, we also had $18.4 million in aggregate face value of bonds issued by an individual surety provider. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For more information, please refer to Item 2. “Surety” of this report.
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
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At March 31, 2009, $21.0 million of our outstanding letters of credit were to collateralize our customers and vendors.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2009, an additional $13.0 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2009, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred significant costs to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2009, we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $27.6 million to collateralize our bonding programs.
In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through March 31, 2009, we had invested $4.9 million under our commitment to EnerTech.
As of March 31, 2009, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$1,526	$1,684	$—	$—	$25,678	$—	$28,888
Operating lease obligations	$4,114	$5,283	$3,404	$2,061	$695	$844	$16,401
Capital lease obligations	$121	$43	$—	$—	$—	$—	$164

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Letters of credit	$—	$—	$—	$—	$—	$—	$—
Other commercial commitments (2)	$—	$150	$—	$—	$—	$—	$150

(2)	Balance of investment commitment in EnerTech.
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
Inflation
During the three months ended March 31, 2009, we experienced decreases in fuel prices and related travel costs, as well as reductions in steel and copper prices, which have fallen off of the recent historical highs in early 2008. These price declines have contributed to some gross margin improvement; however, due to the slowdown in the overall construction sector, we have also had to correspondingly adjust our pricing as our cost of goods have fallen. Over the long-term, we will adjust our pricing to incorporate these conditions and other inflationary factors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Revolving Credit Facility.
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
An evaluation was performed under the supervision and with the participation of our management, our principal executive officer (CEO) and our principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of March 31, 2009.

(b) Changes in Internal Control Over Financial Reporting
Prior to March 31, 2009, we had completed the implementation of two separate software programs which have since been integrated into our daily work processes and materially impacted our internal controls. The first program is a comprehensive project management system that is being utilized across our divisions and at our shared service centers to standardize our project management and reporting processes and to provide our businesses near real-time visibility into project performance. The second program is an accounting consolidation and reporting system that provides management more robust financial data and improved transparency. In addition to these new systems, we have also outsourced our payroll processing to a leading national provider and employed technology to capture labor utilization in more real time. Further, we have outsourced our internal audit function to an accounting and auditing services firm with a focus on Sarbanes–Oxley compliance and operational process reviews. Each of these new processes has materially improved our internal controls over financial reporting.
As previously discussed, there were certain accounting errors identified in the period ended March 31, 2009, that resulted due to control weaknesses at the Corporate office. During the quarter, these control issues were both identified and remediated during this time period. Accordingly, internal controls have been strengthened by improving the Corporate office account reconciliation process and implementing several staffing changes.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information, please refer to Part I, Item 1, Condensed Consolidated Financial Statements — Note 8, “Commitments and Contingencies — Legal Matters,” which is incorporated herein by reference. We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position other than these matters that are disclosed in Note 8.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008.
Due to the recent financial and credit crisis, we may not be able to obtain funding, or obtain funding on acceptable terms, to meet our future capital needs, which could negatively affect our business, results of operations and financial performance.
The recent credit crisis and the related turmoil in the global financial system have had an adverse impact on our business performance, and we may face challenges if conditions in the financial markets do not improve. Due to the financial crisis, financing may not be available to us on acceptable terms or at all, including under our Revolving Credit Facility. If additional funding is not available, or is available only on unfavorable terms, we may be unable to make necessary capital expenditures, withstand a downturn in our business or the economy in general, or take advantage of business opportunities that may arise. Any curtailment of our operations would have an adverse effect on our revenues and results of operations. In addition, current economic conditions have led to reduced demand for electrical services, and a sustained decline in demand would adversely affect our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total number of	Maximum of
			shares purchased as	shares that may
	Total number		part of publically	yet be purchased
	of shares	Average price	announced plans or	under the plans or
Period	purchased	paid per share	programs (1)	programs
January 1, 2009 to January 31, 2009	—	$—	886,360	113,640
February 1, 2009 to February 28, 2009	—	$—	886,360	113,640
March 1, 2008 to March 31, 2009	—	$—	886,360	113,640

Total for period	—	$—

(1)
On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan is authorized through December 2009. This share repurchase table does not include 21,941 shares of common stock withheld to satisfy tax withholding requirements related to restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan. The average cost of those shares was $8.71 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of stockholders in Houston, Texas on February 4, 2009. The following sets forth the matters submitted to a vote of the stockholders:
(A) The individuals listed in the table below were elected to the Board of Directors as stated in the Company’s Proxy Statement dated January 2, 2009, for terms expiring at the 2010 annual stockholders’ meeting and until their successors have been elected and qualified. Each nominee was elected by a vote that totaled more than a majority of the common stock of the Company.

	Affirmative	Votes
Nominee	Votes	Withheld
Charles H. Beynon	13,806,217	26,709
Michael J. Caliel	13,806,148	26,778
Michael J. Hall	13,806,133	26,793
Joseph P. Lash	12,830,319	1,002,607
Donald L. Luke	13,806,183	26,743
John E. Welsh	13,806,144	26,782
(B) The stockholders ratified the appointment of Ernst & Young LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 13,799,974 shares, with 24,812 shares against and 8,139 shares abstaining.
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

Integrated Electrical Services, Inc.
Date: May 18, 2009	By:	/s/ Raymond K. Guba
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