Form 10-Q
period 2009-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-08-10
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of August 6, 2009 of the issuer’s common stock was 15,410,006.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause our actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more projects, customers or lead to lower margins on new contracts;

•	our ability to successfully manage construction projects;

•	errors in estimating revenue and progress to date on percentage-of-completion contracts;

•	failure to recognize revenue from work that is yet to be performed on uncompleted contracts and/or from work that has been contracted but not started due to changes in contractual commitments;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new types of work or new processes into our divisions;

•	the cost and availability of qualified labor, especially electricians and construction supervisors;

•	accidents resulting from the physical hazards related to our work and potential for liabilities associated with vehicle accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	the possibility that our restructuring program will not be successfully executed;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions that we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding at their discretion;

•	increases in bad debt expense, days sales outstanding due to liquidity problems and potential bankruptcy faced by our customers;

•
credit and capital market conditions, including changes in interest rates that affect the cost and availability of construction financing and mortgages, and our customers to retain existing financing which could lead to project cancellations;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	uncertainties inherent in estimating future operating results, including revenues, operating income and cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	our ability to fully utilize our current and future operating, accounting and financial systems;

•	the ability of our controlling shareholder to take action not aligned with our other shareholders;

•
the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, might trigger change of control provisions in contracts such as employment agreements, supply agreements, and financing and surety arrangements;

•	the possibility that certain of our tax net operating losses may be restricted or reduced in a change of control;

•	our ability to retain our financing agreements and surety arrangements under a change in control; and

•	the possibility that investments we have made in other companies will become impaired due to performance or liquidity problems.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,544	$64,709
Accounts receivable:
Trade, net of allowance of $2,690 and $3,556, respectively	120,795	132,273
Retainage	31,110	30,833
Inventories	10,074	12,856
Costs and estimated earnings in excess of billings on uncompleted contracts	15,750	14,743
Prepaid expenses and other current assets	7,320	6,711
Assets from discontinued operations	511	2,034

Total current assets	246,104	264,159

LONG-TERM RECEIVABLE, net of allowance of $278	3,732	—
PROPERTY AND EQUIPMENT, net	25,932	25,742
GOODWILL	4,330	4,395
OTHER NON-CURRENT ASSETS, net	19,235	25,480

Total assets	$299,333	$319,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,556	$2,905
Accounts payable and accrued expenses	77,813	98,046
Billings in excess of costs and estimated earnings on uncompleted contracts	34,407	33,711
Liabilities from discontinued operations	332	504

Total current liabilities	116,108	135,166
LONG-TERM DEBT, net of current maturities	25,980	26,739
OTHER NON-CURRENT LIABILITIES	12,463	10,765

Total liabilities	154,551	172,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,610,405 and 14,753,779 outstanding, respectively	154	154
Treasury stock, at cost, 797,397 and 654,023 shares, respectively	(14,245)	(11,591)
Additional paid-in capital	170,121	170,023
Retained deficit	(11,248)	(11,480)

Total stockholders’ equity	144,782	147,106

Total liabilities and stockholders’ equity	$299,333	$319,776

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$172,185	$213,798
Cost of services	139,858	179,565

Gross profit	32,327	34,233
Selling, general and administrative expenses	26,671	27,812
Gain on sale of assets	(221)	(115)
Restructuring charges	645	1,038

Income from operations	5,232	5,498

Interest and other (income) expense:
Interest expense	1,325	1,356
Interest income	(67)	(284)
Other (income) expense, net	621	67

Interest and other expense, net	1,879	1,139

Income from continuing operations before income taxes	3,353	4,359
Provision for income taxes	1,896	2,049

Income from continuing operations	1,457	2,310

Discontinued operations (Note 2)
Income (loss) from discontinued operations	217	(527)
Provision (benefit) for income taxes	117	(254)

Net income (loss) from discontinued operations	100	(273)

Net income	$1,557	$2,037

Basic earnings (loss) per share:
Continuing operations	$0.10	$0.15
Discontinued operations	$0.01	$(0.01)

Total	$0.11	$0.14

Diluted earnings (loss) per share:
Continuing operations	$0.10	$0.15
Discontinued operations	$0.01	$(0.01)

Total	$0.11	$0.14

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,339,066	14,969,008
Diluted	14,403,139	15,003,131
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$512,860	$606,577
Cost of services	421,085	508,472

Gross profit	91,775	98,105
Selling, general and administrative expenses	84,216	85,700
Gain on sale of assets	(399)	(139)
Restructuring charges	3,347	4,431

Income from operations	4,611	8,113

Interest and other (income) expense:
Interest expense	3,415	7,507
Interest income	(340)	(1,829)
Other (income) expense, net	404	(1,256)

Interest and other expense, net	3,479	4,422

Income from continuing operations before income taxes	1,132	3,691
Provision for income taxes	941	2,074

Net income from continuing operations	191	1,617

Discontinued operations (Note 2)
Income (loss) from discontinued operations	115	(641)
Provision (benefit) for income taxes	73	(304)

Net income (loss) from discontinued operations	42	(337)

Net income	$233	$1,280

Basic earnings (loss) per share:
Continuing operations	$0.02	$0.11
Discontinued operations	$0.00	$(0.02)

Total	$0.02	$0.09

Diluted earnings (loss) per share:
Continuing operations	$0.02	$0.11
Discontinued operations	$0.00	$(0.02)

Total	$0.02	$0.09

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,326,747	15,026,675
Diluted	14,348,238	15,109,335
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233	$1,280
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	(42)	337
Bad debt expense	1,295	2,001
Deferred financing cost amortization	191	1,714
Depreciation and amortization	5,993	6,422
Gain on sale of assets	(399)	(139)
Non-cash restructuring write-off	—	131
Non-cash compensation expense	1,745	2,702
Paid in kind interest	678	—
Equity in (gains) losses of investment	33	(424)
Goodwill adjustment under SOP 90-7	65	1,057
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	6,325	(17,293)
Inventories	2,782	(1,578)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,007)	5,345
Prepaid expenses and other current assets	(124)	1,482
Other non-current assets	5,773	(1,262)
Accounts payable and accrued expenses	(20,232)	(6,004)
Billings in excess of costs and estimated earnings on uncompleted contracts	695	4,961
Other non-current liabilities	1,698	258

Net cash provided by continuing operations	5,702	990
Net cash provided by discontinued operations	1,394	2,065

Net cash provided by operating activities	7,096	3,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,812)	(9,613)
Proceeds from sales of property and equipment	788	337
Investment in unconsolidated affiliate	(2,150)	—
Distribution from unconsolidated affiliates	—	488
Changes in restricted cash	—	20,000

Net cash (used in) provided by investing activities of continuing operations	(6,174)	11,212
Net cash provided by investing activities of discontinued operations	—	5

Net cash (used in) provided by investing activities	(6,174)	11,217

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	1,055	25,193
Repayments of debt	(1,841)	(45,692)
Payments for debt issuance costs	—	(575)
Acquisition of treasury stock	(4,301)	(6,056)

Net cash used in financing activities	(5,087)	(27,130)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,165)	(12,858)
CASH AND CASH EQUIVALENTS, beginning of period	64,709	69,676

CASH AND CASH EQUIVALENTS, end of period	$60,544	$56,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,370	$3,690
Cash paid for income taxes	$779	$663
Non-cash activities: During the nine months ended June 30, 2009, we financed $1.1 million of office equipment through a capital lease obligation. During the nine months ended June 30, 2008, we financed $2.0 million of prepaid insurance through an account payable to the insurance provider, paid a $2.1 million account payable for property and equipment that was purchased and accrued during the year ended September 30, 2007, recorded a $0.1 million accrued liability for the purchase of property and equipment that was unpaid as of June 30, 2008, and acquired $0.7 million of treasury stock through a payable to our broker.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring unless otherwise described herein. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K for the year ended September 30, 2008, with the exception of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 165, “Subsequent Events,” as described in the paragraphs that follow. Please refer to the Notes to our annual report on Form 10-K for the year ended September 30, 2008, when reviewing our interim financial results set forth herein.
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
Effective October 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure eligible items at fair value at specified dates. We have not elected the fair value option for any eligible items.
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
As of June 30, 2009, we have $6.6 million of unrecognized tax benefit of which $6.1 million would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7, as these represent amounts accrued prior to our emergence from bankruptcy. The remaining $0.5 million would result in a decrease in the provision for income tax expense. We anticipate that approximately $0.1 million of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.
We had approximately $0.5 million and $0.4 million accrued for the payment of interest and penalties at June 30, 2009 and 2008, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.
We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2006, and forward are subject to audit as are tax years prior to September 30, 2006, to the extent of unutilized net operating losses generated in those years. Currently, one of our business units is under a state audit for the tax years ended September 30, 2002 and 2003.
RECLASSIFICATIONS
As of March 31, 2009, we reclassified $0.4 million of amortization expenses previously classified as selling, general and administrative charges for the three month period ended December 31, 2008, to restructuring expense. This reclassification was based on our assessment that the acceleration of this amortization expense was due to our reorganization and rebranding efforts, which is a restructuring cost. This reclassification did not affect our prior period results of operations.
LONG-TERM RECEIVABLE
In March 2009, we transferred $4.0 million of trade accounts receivable to long-term receivable because the related construction project entered bankruptcy. At the same time, we reserved the costs in excess of billings of $0.3 million associated with this receivable. We have liens filed against the project and currently believe that the outstanding receivables is collectible. However, there are significant risks involved in bankruptcy proceedings, and we may have to record additional reserves. We will continue to monitor the bankruptcy proceedings and evaluate collectability.
ACCOUNTING ADJUSTMENTS
The accompanying financial statements for the three months ended June 30, 2009, include the after-tax impact of approximately $0.2 million in non-cash benefits that represents the correction of prior period accounting errors. This adjustment impacted fixed assets and related depreciation resulting from the implementation of an improved fixed asset accounting system. This activity was part of our ongoing efforts to strengthen internal controls. We determined that $0.1 million of the errors represented charges related to the fiscal year ended September 30, 2008, and $0.3 million of benefit related to the second quarter of fiscal 2009. These corrections are reflected on a pretax basis in selling, general, and administrative expenses, which include a charge of $0.2 million and a benefit of $0.6 million.

In addition, the financial statements for the nine months ended June 30, 2009 include the after-tax impact of $0.7 million in non-cash charges that represent the correction of prior period accounting errors previously disclosed in the period ending March 31, 2009. These corrections are reflected on a pretax basis of $1.2 million in selling, general, and administrative expenses.
We have considered the guidance in Statement of Financial Accounting Standard No. 154 “Accounting Changes & Error Corrections” (“SFAS 154”), Accounting Principles Board No. 28 “Interim Financial Reporting” (“APB 28”), Statement of Financial Accounting Standard No. 16 “Prior Period Adjustments” (“SFAS 16”), SEC Staff Accounting Bulletin No. 99 “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. SFAS 154 requires that corrections of errors be recorded by restatement of prior periods if the error is material. Based on our evaluation of quantitative and qualitative factors, we have concluded that a restatement of previously issued financial statements is not necessary, as we believe the identified misstatements are immaterial. This conclusion is based on current internal forecasts of fiscal 2009 operating results as well as actual fiscal 2008 operating results. Actual results for fiscal 2009 could differ from those forecasted and result in a different conclusion.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141 “Business Combinations” (“SFAS 141”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Under SFAS 141 and SOP 90-7, which were in effect at the time of our financial reorganization, reductions to our income tax valuation allowance recorded prior to April 30, 2006, would reduce goodwill to the extent thereof, then reduce other intangible assets, and then reduce additional paid-in capital. Beginning October 1, 2009, under the provisions of SFAS 141(R), reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. We believe the impact of the change will be significant. For example, had SFAS 141(R) been effective for the fiscal year beginning October 1, 2008, our provision for income taxes from continuing operations for the quarter ended June 30, 2009 would decrease from $1.9 million to $0.7 million and the provision for income taxes from continuing operations for nine months ended June 30, 2009 would decrease from $0.9 million to $0.5 million.

On June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the methods and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 had no impact on the Financial Statements.
On June 30, 2009, we adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We have evaluated subsequent events through August 10, 2009, the date of issuance of our financial statements.
STOCK-BASED COMPENSATION
Stock-based compensation consists of expenses related to employee stock option awards, restricted stock grants and performance-based restricted stock grants (see Note 6). We recognize stock-based compensation expense in a pro-rata manner based on the value of stock-based payment awards that are expected to vest, reduced for estimated forfeitures. SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.
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
The assumptions used in the binomial pricing model calculation for the nine months ended June 30, 2009 and 2008 are as follows:

	Nine Months Ended
	June 30,
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
2. STRATEGIC ACTIONS
The 2007 Restructuring Plan
During the 2008 fiscal year, we completed the restructuring of our operations from the previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition the business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy. The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. Since the beginning of the 2007 Restructuring Plan in June 2007, we recorded a total of $5.6 million of restructuring charges.
As part of the restructuring charges, during the nine months ended June 30, 2009, we recognized $2.2 million, $0.5 million and $0.2 million in severance costs at our Commercial, Industrial and Residential segments, respectively. In addition to the severance costs described above, during the nine months ended June 30, 2009, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan. During the nine months ended June 30, 2009, we wrote off $0.1 million of leasehold improvements at an operating location that we closed.

The 2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline local projects and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $3.0 million to $5.0 million, which will be implemented over approximately 12 months. We are also accelerating our trade name amortization during 2009 fiscal year totaling $1.6 million. These charges have been identified within the “Restructuring Charges” caption in our consolidated statements of operations. During the three months ended June 30, 2009, we incurred $0.6 million associated with the 2009 Restructuring Plan, of which $0.1 million, $0.1 million, $0.4 million, and $0.0 million was charged to our Commercial, Industrial and Residential segments and our Corporate office, respectively. Additionally, during the nine months ended June 30, 2009, we incurred $3.3 million associated with the 2009 Restructuring Plan, of which $0.6 million, $0.4 million, $1.6 million, and $0.7 million was charged to our Commercial, Industrial and Residential segments and our Corporate office, respectively.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting /
	Charges	Other Charges	Total
Restructuring liability at September 30, 2008	$638	$53	$691
Restructuring charges incurred during the nine months ended June 30, 2009	1,916	1,431	3,347
Less — cash payments during the nine months ended June 30, 2009	(1,600)	(53)	(1,653)
Less — non-cash amortization expense	—	(1,206)	(1,206)

Restructuring liability at June 30, 2009	$954	$225	$1,179

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
The assets, liabilities and operating results for each of these shut-down entities have been reclassified to discontinued operations for both current and prior periods. Remaining net working capital related to these subsidiaries was $0.2 million and $1.5 million at June 30, 2009, and September 30, 2008, respectively As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At June 30, 2009, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.
We have included the results of operations related to these business units in discontinued operations for the three months and nine months ended June 30, 2009 and 2008.

Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended
	June 30,
	2009	2008

Revenues	$—	$779
Gross profit (loss)	$85	$(266)
Pre-tax income (loss)	$217	$(527)

	Nine Months Ended
	June 30,
	2009	2008

Revenues	$21	$3,405
Gross profit	$114	$20
Pre-tax income (loss)	$115	$(641)

	June 30,	September 30,
	2009	2008
Accounts receivable, net	$509	$1,967
Property and equipment, net	2	67

Total assets	$511	$2,034

Accounts payable and accrued liabilities	$332	$481
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23

Total liabilities	332	504

Net assets	$179	$1,530

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	June 30,	September 30,
	2009	2008
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,000	$25,000
Camden Notes Payable, due July 1, 2010, bearing interest at 4.59%	3,351	4,419
Capital lease and other	1,185	225

Total debt	29,536	29,644
Less — Short-term debt and current maturities of long-term debt	(3,556)	(2,905)

Total long-term debt	$25,980	$26,739

Future fiscal year payments on debt at June 30, 2009 are as follows (in thousands):

2009	$771
2010	3,042
2011	261
2012	273
2013	25,189
2014	—
Thereafter	—

Total	$29,536

For the three months ended June 30, 2009 and 2008, we incurred interest expense of $1.3 million and $1.4 million, respectively. Interest expense includes amortization of deferred financing charges of $0.1 million and 0.3 million for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, we incurred interest expense of $3.4 million and $7.5 million, respectively. Interest expense includes amortization of deferred financing charges of $0.2 million and $1.7 million for the nine months ended June 30, 2009 and 2008, respectively, including prepayment penalties of $2.1 million incurred during December 2007.

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
Camden Note Payable
On August 1, 2008, we financed two insurance policies with a $4.6 million note payable (the “2008 Camden Note Payable”) from Camden Premium Finance, Inc. (“Camden”), bearing interest at 4.59%, through July 1, 2010. Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until September 1, 2009, followed by ten equal payments of $167,589 (including principal and interest). On April 1, 2009, we terminated coverage on one of the two insurance policies. This lowered the payments on the 2008 Camden Note Payable from April 1, 2009 through September 1, 2009 to $129,484, while leaving the payments after September 1, 2009 unchanged.
On April 1, 2009, we financed a third insurance policy with a $1.2 million note payable (the “2009 Camden Note Payable” and together with the 2008 Camden Note Payable, the “Camden Notes Payable”) from Camden, bearing interest at 4.59%, through June 1, 2010. Under the terms of the 2009 Camden Note Payable, we are to make fourteen equal payments of $91,595 (including principal and interest) beginning May 1, 2009 until June 1, 2010.
The Camden Notes Payable are collateralized by the gross unearned premiums on the respective insurance policies and any payments on account of loss under such policies. As of June 30, 2009, we have a combined remaining liability of $3.4 million under the Camden Notes Payable which reflects future principal payments.
The Revolving Credit Facility
On May 12, 2006, we entered into an agreement, as amended (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 9, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At June 30, 2009, we had $24.0 million in letters of credit issued against the Revolving Credit Facility and $11.8 million available under the Revolving Credit Facility.
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
Under the renegotiated terms of our Revolving Credit Facility, interest was calculated at LIBOR plus 3.0%, or the lender’s prime rate (the “Base Rate”) plus 1.0% through September 30, 2008. Thereafter, interest is based on our total liquidity, which is calculated as cash on hand plus availability under the Revolving Credit Facility, as shown in the following table:

Total Liquidity	Interest Rate
Greater than $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%
From $40 million to $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%
Less than $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%
At June 30, 2009, our total liquidity was $72.4 million. For the three months ended June 30, 2009, our weighted average interest rate under the Revolving Credit Facility was 4.0%. The letter of credit fee under the revised agreement was 3.25% through September 30, 2008, after which the letter of credit fee is based on the same factor as loans outstanding.

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
Financial Covenants
The financial covenants for the Revolving Credit Facility as in effect on June 30, 2009, are described in the table that follows. As of June 30, 2009, we are in compliance with each of the following amended financial covenants under the Revolving Credit Facility:

Covenant	Requirement	Actual
Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Cumulative loss of $0.7 million
Fixed Charge Coverage Ratio	Minimum of 1.25:1.00	N/A	(1)
Leverage Ratio	Maximum of 3.50:1.00	N/A	(1)

(1)
This covenant requirement will not be in effect any time our total liquidity, as defined in the Loan and Security Agreement, exceeds $50.0 million. During the year to date period, we have maintained over $50.0 million in liquidity.

As of September 30, 2008, we were also in compliance with all of our financial covenants under the Revolving Credit Facility.
Capital Lease
In May 2009, we entered into a non-cancelable capital lease for office equipment located at our Corporate and field offices valued at $1.1 million, expiring in May 2013.
As of June 30, 2009, the Company’s future minimum capital lease payments for the next five fiscal years and thereafter are as follows (in thousands):

2009	$183
2010	330
2011	287
2012	287
2013	192
2014	—
Thereafter	—

Total	1,279
Less: Amount representing interest	(94)

Total	$1,185

The Eton Park / Flagg Street Term Loan
On May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates to refinance $51.9 million in senior convertible notes then outstanding. On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into the $25.0 million Tontine Term Loan, as described above. Along with a prepayment penalty of $2.1 million that was included in interest expense and accrued interest of $1.0 million, the payoff amount under the Eton Park Term Loan was $48.7 million. We wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan. Our weighted average interest rate under the Eton Park Term Loan was 10.75% for the period from October 1, 2007 to December 12, 2007.

4. EARNINGS PER SHARE
Our restricted shares granted under the 2006 Equity Incentive Plan participate in any dividends declared on our common stock. Accordingly, the restricted shares are considered participating securities under the two-class method as required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-class method under FASB Statement No. 128”. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and “if converted” methods for potential common stock. Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic earnings per share. Our participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method.
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and nine months ended June 30, 2009 and 2008 (in thousands, except per share and per share data):

	Three Months Ended
	June 30,
	2009	2008
Numerator:
Net income from continuing operations attributable to common shareholders	$1,430	$2,281
Net income from continuing operations attributable to restricted shareholders	27	29

Net income from continuing operations	$1,457	$2,310

Net income from discontinued operations attributable to common shareholders	$98	$(273)
Net income from discontinued operations attributable to restricted shareholders	2	—

Net income from discontinued operations	$100	$(273)

Net income attributable to common shareholders	$1,528	$2,008
Net income attributable to restricted shareholders	29	29

Net income	$1,557	$2,037

Denominator:
Weighted average common shares outstanding — basic	14,339,066	14,969,008
Effect of dilutive stock options and non-vested restricted stock	64,073	34,123

Weighted average common and common equivalent shares outstanding — diluted	14,403,139	15,003,131

Basic income per share:
Basic earnings per share from continuing operations	$0.10	$0.15
Basic earnings per share from discontinued operations	$0.01	$(0.01)

Basic earnings per share	$0.11	$0.14

Diluted income per share:
Diluted earnings per share from continuing operations	$0.10	$0.15
Diluted earnings per share from discontinued operations	$0.01	$(0.01)

Diluted earnings per share	$0.11	$0.14

	Nine Months Ended
	June 30,
	2009	2008
Numerator:
Net income from continuing operations attributable to common shareholders	$187	$1,593
Net income from continuing operations attributable to restricted shareholders	4	24

Net income from continuing operations	$191	$1,617

Net income (loss) from discontinued operations attributable to common shareholders	$41	$(337)
Net income (loss) from discontinued operations attributable to restricted shareholders	1	—

Net income (loss) from discontinued operations	$42	$(337)

Net income attributable to common shareholders	$228	$1,256
Net income attributable to restricted shareholders	5	24

Net income	$233	$1,280

Denominator:
Weighted average common shares outstanding — basic	14,326,747	15,026,675
Effect of dilutive stock options and non-vested restricted stock	21,491	82,660

Weighted average common and common equivalent shares outstanding — diluted	14,348,238	15,109,335

Basic income per share:
Basic loss per share from continuing operations	$0.02	$0.11
Basic income (loss) per share from discontinued operations	$0.00	$(0.02)

Basic loss per share	$0.02	$0.09

Diluted income per share:
Diluted loss per share from continuing operations	$0.02	$0.11
Diluted income (loss) per share from discontinued operations	$0.00	$(0.02)

Diluted loss per share	$0.02	$0.09

5. OPERATING SEGMENTS
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.
We manage and measure performance of our business in three distinct operating segments: Commercial, Industrial, and Residential. We also have a Corporate office that provides general and administrative services to our three operating segments. As a result of the 2007 Restructuring Plan several administrative services were consolidated into the Corporate office and shared service centers. The Commercial segment provides electrical and communications design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises and switch network customers. The Industrial segment provides electrical design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities. In addition to these services, our Industrial segment also designs and assembles modular power distribution centers. The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. The Corporate office includes expenses associated with providing support services to our operating segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, set forth in Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended September 30, 2008. We evaluate performance based on income from operations of the respective business units prior to Corporate office expenses. Our Corporate office allocates some costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.

Segment information for continuing operations for the three months and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30, 2009 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$114,484	$19,967	$37,734	$—	$172,185
Cost of services	95,152	16,539	28,167	—	139,858

Gross profit	19,332	3,428	9,567	—	32,327
Selling, general and administrative	7,513	2,003	6,949	10,206	26,671
Loss (gain) on sale of assets	(97)	(142)	15	3	(221)
Restructuring charge	211	182	260	(8)	645

Income (loss) from operations	$11,705	$1,385	$2,343	$(10,201)	$5,232

Other data:
Depreciation and amortization expense	$313	$319	$432	$475	$1,539
Capital expenditures	$895	$330	$73	$1,213	$2,511
Total assets	$130,473	$22,123	$39,376	$106,850	$298,822

	Three Months Ended June 30, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$125,547	$32,989	$55,262	$—	$213,798
Cost of services	108,166	26,651	44,748	—	179,565

Gross profit	17,381	6,338	10,514	—	34,233
Selling, general and administrative	10,049	1,833	8,419	7,511	27,812
Loss (gain) on sale of assets	(58)	(12)	(5)	(40)	(115)
Restructuring charge	898	108	32	—	1,038

Income (loss) from operations	$6,492	$4,409	$2,068	$(7,471)	$5,498

Other data:
Depreciation and amortization expense	$550	$240	$468	$587	$1,845
Capital expenditures	$41	$34	$58	$2,847	$2,980
Total assets	$132,488	$30,505	$48,179	$107,230	$318,402

	Nine Months Ended June 30, 2009 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$331,546	$64,332	$116,982	$—	$512,860
Cost of services	277,246	54,452	89,387	—	421,085

Gross profit	54,300	9,880	27,595	—	91,775
Selling, general and administrative	23,301	5,896	22,214	32,805	84,216
Loss (gain) on sale of assets	(266)	(164)	29	2	(399)
Restructuring charge	630	377	1,615	725	3,347

Income (loss) from operations	$30,635	$3,771	$3,737	$(33,532)	$4,611

Other data:
Depreciation and amortization expense	$671	$802	$1,885	$2,635	$5,993
Capital expenditures	$1,216	$405	$338	$2,853	$4,812

	Nine Months Ended June 30, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$346,719	$98,982	$160,876	$—	$606,577
Cost of services	297,131	81,947	129,394	—	508,472

Gross profit	49,588	17,035	31,482	—	98,105
Selling, general and administrative	30,964	6,346	25,131	23,259	85,700
Loss (gain) on sale of assets	(177)	(13)	56	(5)	(139)
Restructuring charge	3,923	335	173	—	4,431

Income (loss) from operations	$14,878	$10,367	$6,122	$(23,254)	$8,113

Other data:
Depreciation and amortization expense	$1,914	$846	$1,801	$1,861	$6,422
Capital expenditures	$211	$568	$344	$6,352	$7,475
Depreciation and amortization including discontinued operations for the nine months ended June 30, 2008, is as follows (in thousands): Commercial $1,914; Industrial $858; Residential $1,801 and Corporate $1,861 for a total of $6,434.

We have no operations or long-lived assets in countries outside of the United States.
Total assets as of June 30, 2009 and 2008 exclude assets from discontinued operations of $0.5 million and $2.9 million, respectively.
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
Treasury Stock
On December 12, 2007, we entered into an amendment to our Loan and Security Agreement. The amendment permitted us to pay off the Eton Park Term Loan and enter into the Tontine Term Loan for a reduced principal amount. Further, the amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months. On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan is authorized through December 2009, and as of June 30, 2009, we have repurchased 886,360 shares of common stock at an average cost of $16.24 per share. During the nine months ended June 30, 2009, we repurchased 301,418 shares of common stock under the share repurchase program, we repurchased 30,536 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, we issued 188,700 shares of treasury stock under our share-based compensation programs, and 120 unvested shares of restricted stock were forfeited by a former employee and returned to treasury stock.
Restricted Stock
We granted 180,100 shares of restricted stock to our employees during the first nine months of our 2009 fiscal year. These restricted shares were granted at prices ranging from $8.44 to $12.31 per share with a weighted average price of $8.60 per share under various vesting terms.
We granted 101,650 shares of restricted stock to our employees during the first nine months of our 2008 fiscal year of which 5,300 shares have been forfeited as of June 30, 2009. These restricted shares were granted at prices ranging from $13.38 to $19.98 per share with weighted average price of $19.17 per share under various vesting terms.
During the three months ended June 30, 2009 and 2008, we recognized $0.4 million and $0.6 million, respectively, in compensation expense related to these awards. During the nine months ended June 30, 2009 and 2008, we recognized $1.3 million and $2.0 million, respectively, in compensation expense related to these awards. As of June 30, 2009, the unamortized compensation cost related to outstanding unvested restricted stock was $1.8 million. We expect to recognize $0.3 million related to these awards during the remaining three months of our 2009 fiscal year, and $1.5 million thereafter.
All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends, if any, issued to common shareholders.
Performance-Based Restricted Stock
During the year ended September 30, 2008, we granted 15 members of our senior management team performance-based phantom stock units (“PSUs”). Each PSU is convertible into one share of restricted common stock that will cliff vest on September 30, 2010, subject to the terms of the award. The aggregate size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. At the time the award was made, the potential aggregate range of the award was between zero and 188,300 shares of restricted stock, depending on the actual cumulative earnings per share for this period. Due to PSU forfeitures through June 30, 2009, the current potential aggregate maximum award is 165,500 shares.

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
Stock Options
During the nine months ended June 30, 2009, we granted 7,500 stock options at an exercise price of $12.31 per share. These options vested on January 31, 2009 and expire ten years from the grant date if they are not exercised. We granted 21,000 stock options at a weighted average exercise price of $16.21 per share during the nine months ended June 30, 2008. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. In addition, 10,000 stock options were forfeited in April 2009, at which time the related compensation expense was reversed.
During the three months ended June 30, 2009 and 2008, we recognized $29,000 and $0.1 million, respectively, in compensation expense related to these awards. During the nine months ended June 30, 2009 and 2008, we recognized $0.4 million and $0.4 million, respectively, in compensation expense related to these awards. As of June 30, 2009, the unamortized compensation cost related to outstanding unvested stock options was $0.2 million. We expect to recognize $0.1 million of equity based compensation expense related to these awards during the remaining three months of our 2009 fiscal year, and $0.2 million thereafter.
The following table summarizes activity regarding our stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2008	161,000	$19.87
Options granted	7,500	12.31
Exercised	—	—
Expired	—	—
Forfeited	(10,000)	(33.35)

Outstanding, June 30, 2009	158,500	$18.66

Exercisable, June 30, 2009	92,000	$19.02

The following table summarizes all options outstanding and exercisable at June 30, 2009:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	June 30, 2009	in Years	Exercise Price	June 30, 2009	Exercise Price
$12.31 – $18.79	123,500	7.4	$17.02	$72,000	$17.34
$20.75 – $33.55	35,000	8.0	26.46	20,000	25.08

	158,500	7.5	$18.66	$92,000	$19.02

Upon exercise of stock options, it is our policy first to issue shares from treasury stock, then to issue new shares. Unexercised options expire between July 2016 and January 2018.
7. FAIR VALUE MEASUREMENTS
Investment in EPV Solar
On December 24, 2008, we invested $2.0 million in the form of a convertible note receivable and warrants to purchase common stock from EPV Solar, Inc. (“EPV”), formerly Energy Photovoltaics, a privately-held company in which we continue to hold a minority interest. Under the terms of SFAS 115, “Accounting for Certain Investment in Debt and Equity Securities,” we allocated the $2.0 million investment on a pro-rata basis based on the fair value of the note receivable and the warrants at the time we completed the purchase agreement. Accordingly, we recorded the note receivable at $1.8 million, and we recorded the warrants at $0.2 million. The EPV convertible note receivable had a $2.7 million face value, with an 8% interest rate and interest payable semi-annually on June 15 and December 15, and was due on June 15, 2010. The stock warrants allow us to purchase up to 533,333 common shares of EPV at a strike price of $1.25 per share. These warrants expire on December 31, 2013. Shortly after the investment of $2.0 million, EPV commenced fundraising efforts to restructure debt and improve liquidity. The convertible note receivable was restructured in June 2009 in the form of a (1) new convertible note receivable, (2) shares of EPV common stock and (3) stock warrants to purchase additional shares. We did not recognize interest income and accretion of $0.3 million through the date of restructuring.

As issued, the new convertible note receivable has a $1.1 million face value, with a 1% interest rate payable in-kind with interest paid semi-annually on December 1 and June 1, and is due on June 1, 2016. We converted $1.0 million of our former convertible note receivable into 4,444,444 common shares of EPV at $0.36 per share. The stock warrants we received allowed us to purchase up to 1,187,219 common shares of EPV at a strike price of $0.54 per share. As there were no specific values assigned to each of these instruments, we allocated our carrying value of our $1.8 million convertible note pro-rata based on the fair value at the time of conversion.
We assessed the fair market value of our investment in EPV after the restructuring and determined that it was below its carrying value and considered other-than-temporary. Therefore, we recorded an impairment loss of $0.6 million. This impairment loss is reflected as a reduction in our consolidated balance sheet as an Other Non-Current Asset and in our consolidated income statement as a component of Other Expense.
Below is a summary of activity related to the $2.0 million investment from March 31, 2009 to June 30, 2009 (in thousands):

	March 31,	Restructuring		June 30,
	2009	Change	Impairment	2009
Common stock (4.4 million shares),	$—	1,001	(210)	$791
Convertible note receivable due June 15, 2010	1,756	(1,756)	—	—
Convertible note receivable due June 1, 2016	—	692	(145)	547
Stock warrants (0.5 million warrants / strike at $1.25)	244	—	(226)	18
Stock warrants (1.2 million warrants / strike at $0.54)	—	63	(13)	50

Total carrying value of restructured investment	$2,000	—	(594)	$1,406

Because our current ownership of EPV of $1.8 million, reflecting our previous $1.0 million investment, plus our $0.8 million of new shares listed in the above conversion, is below 20%, we will continue to account for our common stock investment using the cost method of accounting. We will continue to account for our convertible note receivable and stock warrants as an available for sale security at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.
Investment in EnerTech Capital Partners II L.P.
In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). Through June 30, 2009, we have invested $5.0 million under this commitment. The EnerTech fund will terminate on December 31, 2009, unless extended by EnerTech’s general partner for up to four years with the consent of the fund’s investors. This investment is accounted for using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than- temporary, impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at June 30, 2009 and 2008 was $2.5 million and $2.9 million, respectively. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of June 30, 2009 and 2008.

	June 30,	June 30,
	2009	2008
Carrying value	$2,491	$2,876
Unrealized gains (losses)	199	124

Fair value	$2,690	$3,000

Arbinet-thexchange Inc.
On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet-thexchange Inc. (“Arbinet”). The investment is a marketable security available for sale. Both the carrying and market value of the investment at June 30, 2009 and 2008 were $57,000 and $128,000, respectively.
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
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments in equity securities	$57	$57	$—	$—

Total	$57	$57	$—	$—

Below is a description of the inputs used to value the assets summarized in the preceding table:
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
Clark Construction v IES Commercial, Inc. f/k/a J.W. Gray
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
Ward Transformer Site
One of our subsidiaries has been identified as one of more than 200 potentially responsible parties (PRPs) with respect to the clean up of an electric transformer resale and reconditioning facility, known as the Ward Transformer Site, located in Raleigh, North Carolina. The facility built, repaired, sold and reconditioned electric transformers from approximately 1964 to 2005. We did not own or operate the facility but a subsidiary that we acquired in July, 1999 is believed to have sent transformers to the facility during the 1990’s. During the course of its operation, the facility was contaminated by Polychlorinated Biphenyls (PCBs), which also have been found to have migrated off the site.
Four PRPs have commenced clean up of on site contaminated soils under an Emergency Removal Action pursuant to a settlement agreement and Administrative Order on Consent entered into between the four PRPs and the EPA in September 2005. We are not a party to that settlement agreement or Order on Consent. The clean up of on site contaminated soils is presently estimated to cost approximately $55.0 million. In April 2009, two of these PRPs, Carolina Power and Light Company and Consolidation Coal Company, filed suit against us and most of the other PRPs in the U.S. District Court for the Eastern District of North Carolina (Western Division) to contribute to the cost of the clean up. In addition to the on site clean up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean up of soils off site and address contamination of groundwater and other miscellaneous off site issues. We were not a recipient of that letter. A group has been formed among the letter recipients to facilitate communication with the EPA and coordination of the remaining clean up.

Based on our investigation to date, there is evidence to support our defense that the subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to former owners of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that would mitigate potential exposure. As of June 30, 2009, we have not recorded a reserve for this matter as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Self-insurance
We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2009, we had $8.0 million accrued for self-insurance liabilities, including $1.8 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million. As of June 30, 2009, we had reserved $0.5 million for these claims, in accordance with SFAS 5, “Accounting for Contingencies”.
Surety
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2009, our cost to complete on projects covered by surety bonds was $97.2 million. As of June 30, 2009, we utilized a combination of cash and letters of credit totaling $17.6 million, which was comprised of $11.0 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.
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
Surety bond companies may also provide surety bonds at a cost including (1) payment of a premium, plus (2) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5% — 10%) amount as retention until the end of the job, could make certain bonded projects uneconomical to perform.
Other Commitments and Contingencies
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2009, $13.0 million of our outstanding letters of credit were utilized to collateralize our insurance program.

Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. There is the potential from selling assets net of liabilities, but retaining the entities from which they were sold, that if the purchaser is unwilling or unable to perform the transferred liabilities, we may be forced to fulfill obligations that were assigned or sold to others. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of June 30, 2009, all jobs under this have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire among others which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2009, we had no open purchase commitments.
In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. On June 11, 2009, EnerTech called the remaining $150,000 of our commitment. Through June 30, 2009, we had invested $5.0 million under our commitment to EnerTech.
9. SUBSEQUENT EVENTS
Subsequent to June 30, 2009, an expansion to our 2009 Restructuring Plan was approved that will reduce additional personnel and consolidate our Commercial and Industrial segments into one operational unit. This combined with our earlier cost reductions and restructuring is expected to further reduce overall annual SG&A.
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
During the first nine months of our 2009 fiscal year, there has been only one change to our critical accounting policies and estimates from those described in our annual report on Form 10-K for the year ended September 30, 2008. On October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. For additional analysis of our adoption of SFAS 157, see Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report, which is incorporated herein by reference.
RESTRUCTURING PROGRAMS
The 2007 Restructuring Plan
During our 2008 fiscal year, we completed our restructuring of operations from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition our business to better serve our customers, strengthen our financial controls and, as a result, position us to implement a market-based growth strategy. The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. Since we began the 2007 Restructuring Plan in June 2007, we recorded a total of $5.6 million of restructuring charges. Details regarding the components of the restructuring charges were previously described in Item 1. Condensed Consolidated Financial Statements — Note 2, “Strategic Actions” of this report, which is incorporated herein by reference.
The 2009 Restructuring Plan
On October 1, 2008, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $3.0 million to $5.0 million, which will be implemented over approximately 12 months. Details regarding the components of the restructuring charges were previously described in Item 1. Condensed Consolidated Financial Statements — Note 2, “Strategic Actions” of this report, which is incorporated herein by reference.
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
The assets, liabilities and operating results for each of these shut-down entities have been reclassified to discontinued operations for both current and prior periods. Remaining net working capital related to these subsidiaries was $0.2 million and $1.5 million at June 30, 2009, and September 30, 2008, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital. At June 30, 2009, we believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to collect.
We have included the results of operations related to these business units in discontinued operations for the three months and nine months ended June 30, 2009 and 2008.
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

Camden Note Payable
On August 1, 2008, we financed two insurance policies with a $4.6 million note payable (the “2008 Camden Note Payable”) from Camden Premium Finance, Inc. (“Camden”), bearing interest at 4.59%, through July 1, 2010. Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until September 1, 2009, followed by ten equal payments of $167,589 (including principal and interest). On April 1, 2009, we terminated coverage on one of the two insurance policies. This lowered the payments on the 2008 Camden Note Payable from April 1, 2009 through September 1, 2009 to $129,484, while leaving the payments after September 1, 2009 unchanged.
On April 1, 2009, we financed a third insurance policy with a $1.2 million note payable (the “2009 Camden Note Payable” and together with the 2008 Camden Note Payable, the “Camden Notes Payable”) from Camden, bearing interest at 4.59%, through June 1, 2010. Under the terms of the Camden Note Payable, we are to make fourteen equal payments of $91,595 (including principal and interest) beginning May 1, 2009 until June 1, 2010.
The Camden Notes Payable are collateralized by the gross unearned premiums on the respective insurance policies and any payments on account of loss under such policies. As of June 30, 2009, we have a combined remaining liability of $3.4 million under the Camden Notes Payable which reflects future principal payments.
The Revolving Credit Facility
On May 12, 2006, we entered into an agreement, as amended (the “Loan and Security Agreement”) for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America and certain other lenders. On May 9, 2008, we renegotiated the terms of and entered into an amended agreement governing the Revolving Credit Facility with the same financial institutions. The terms of the amended agreement are described in Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity” of this report, which is incorporated herein by reference. The Revolving Credit Facility provides access to revolving borrowings in the aggregate amount of up to $60.0 million. At June 30, 2009, we had $11.8 million available under the Revolving Credit Facility and $24.0 million in letters of credit issued against the Revolving Credit Facility. The maturity date of the Revolving Credit Facility is May 12, 2010.
On April 17, 2009, one of our surety providers released $10.0 million of letters of credit under the Revolving Credit Facility that they were holding as collateral.
The Eton Park / Flagg Street Term Loan
On May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates to refinance $51.9 million in senior convertible notes then outstanding. On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into the $25.0 million Tontine Term Loan, as described above. Along with a prepayment penalty of $2.1 million that was included in interest expense and accrued interest of $1.0 million, the payoff amount under the Eton Park Term Loan was $48.7 million. We wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan. Our weighted average interest rate under the Eton Park Term Loan was 10.75% for the period from October 1, 2007 to December 12, 2007.
Capital Lease
In May 2009, we entered into a non-cancelable capital lease for office equipment located at our Corporate and field offices valued at $1.1 million, expiring in May 2013.

SURETY
Surety
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2009, our cost to complete on projects covered by surety bonds was $97.2 million. As of June 30, 2009, we utilized a combination of cash and letters of credit totaling $17.6 million, which was comprised of $11.0 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.
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
Surety bond companies may also provide surety bonds at a cost including (1) payment of a premium, plus (2) posting cash or letters of credit as collateral. The cost of cash collateral or letters of credit in addition to the selling, general and administrative costs and the industry practice of the customer retaining a percentage of the contract (5% — 10%) amount as retention until the end of the job, could make certain bonded projects uneconomical to perform.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 2008
The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions and percentages are expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Revenues	$172.2	100.0%	$213.8	100.0%
Cost of services	139.9	81.2%	179.6	84.0%

Gross profit	32.3	18.8%	34.2	16.0%
Selling, general and administrative expenses	26.7	15.5%	27.8	13.0%
Gain on sale of assets	(0.2)	(0.1)%	(0.1)	(0.1)%
Restructuring charges	0.6	0.4%	1.0	0.5%

Income from operations	5.2	3.0%	5.5	2.6%
Interest and other expense, net	1.8	1.1%	1.1	0.5%

Income before income taxes	3.4	1.9%	4.4	2.0%
Provision for income taxes	1.9	1.1%	2.1	1.0%

Income from continuing operations	1.5	0.8%	2.3	1.1%
Income (loss) from discontinued operations	0.1	0.1%	(0.3)	(0.1)%

Net income	$1.6	0.9%	$2.0	1.0%

Revenues

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$114.5	66.5%	$125.5	58.7%
Industrial	20.0	11.6%	33.0	15.4%
Residential	37.7	21.9%	55.3	25.9%

Total Consolidated	$172.2	100.0%	$213.8	100.0%

Consolidated revenues for the quarter ended June 30, 2009, were $41.6 million less than the quarter ended June 30, 2008, a reduction of 19.5%. Each of our three business segments experienced declines in construction activity during the period, primarily due to the challenging economic environment where a nationwide decline in construction activity has occurred.
Revenues in our Commercial segment decreased $11.0 million, or 8.8%, during the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. Many of our Commercial operating locations experienced revenue shortfalls, as most industry sectors have begun to reduce, delay or cancel proposed construction projects, including high rise office towers, hotels, condominiums and casinos. We have also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry. Despite national trends to the contrary, four of our Commercial business units experienced significant revenue increases that partially offset this revenue decline. These business units were located in the northeastern and western regions of the country. We attribute these increases in part to progress in implementing our business development strategy in these regions
Our Industrial segment posted a $13.0 million decrease in revenues during the quarter ended June 30, 2009, a decline of 39.5%, compared to the quarter ended June 30, 2008. During the quarter ended June 30, 2009, our Industrial segment experienced decreased demand for transmission and distribution projects and significantly reduced construction activity at electrical substations, refineries, ethanol plants, and pulp and paper mills. Industrial segment market conditions continue to be difficult in light of the current national economic credit crisis, which has resulted in many projects being deferred as they await financing or cancelled altogether.
Residential segment revenues decreased $17.6 million during the quarter ended June 30, 2009, a decrease of 31.7%, compared to the quarter ended June 30, 2008, due to the slowdown in both single-family and multi-family housing construction. The ongoing nationwide decline in demand for single-family homes has affected our Residential segment, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. In addition, multi-family housing construction began to realize declines for the first time in 2009, primarily due to the deferral of certain projects as they await financing or are cancelled altogether. We attribute the majority of this decrease to reductions in building activity throughout all the markets we serve, while the remaining portion of the decrease was attributable to the effect of lower prices in response to the competitive market conditions and falling input prices which affect the prices that we may pass along to our customers.
Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$19.3	16.9%	$17.4	13.8%
Industrial	3.4	17.2%	6.3	19.2%
Residential	9.6	25.4%	10.5	19.0%

Total Consolidated	$32.3	18.8%	$34.2	16.0%

In spite of the 19.5% decrease in consolidated revenues discussed above, our consolidated gross profit for the quarter ended June 30, 2009, posted a modest decline of $1.9 million, or 5.6% compared to consolidated gross profit for the quarter ended June 30, 2008. Our overall gross profit percentage of revenue increased to 18.8% during the quarter ended June 30, 2009, compared to 16.0% during the quarter ended June 30, 2008, reflecting improved project execution and the effect of reduced input prices.

Our Commercial segment’s gross profit, during the quarter ended June 30, 2009, increased $1.9 million over the quarter ended June 30, 2008. Commercial’s gross margin percentage increased approximately 310 basis points during the quarter ended June 30, 2009, reflecting improved project execution, resulting in fewer projects with losses. This is primarily due to a combination of enhanced cost controls and increased profitability on jobs awarded due to the project management operating system initiative implemented in the past year.
Gross profit at our Industrial segment declined $2.9 million during the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. The reduced gross profit dollars in our Industrial sector was primarily a result of the aforementioned lower project volumes. During the quarter ended June 30, 2009, Industrial’s gross margin percentage declined by approximately 200 basis points primarily as a result of reduced volumes and in part due to mix of lower margin work being performed during 2009. The project mix in 2008 included several large time and material projects with higher margins.
During the quarter ended June 30, 2009, our Residential segment experienced a $0.9 million reduction in gross profit compared to the quarter ended June 30, 2008. This decline resulted from the aforementioned $17.6 million decrease in revenues due to the reduction in demand for single-family homes. Gross margin percentage in the Residential segment improved approximately 640 basis points to 25.4% during the quarter ended June 30, 2009. We attribute much of the improvement in Residential’s gross margin to improved execution particularly in multi-family, a stabilization of material costs, and the ability to more effectively manage labor costs to meet project demands.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$7.5	6.6%	$10.1	8.0%
Industrial	2.0	10.0%	1.8	5.6%
Residential	7.0	18.4%	8.4	15.2%
Corporate	10.2	—	7.5	—

Total Consolidated	$26.7	15.5%	$27.8	13.0%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the quarter ended June 30, 2009, our selling, general and administrative expenses were $26.7 million, a decrease of $1.1 million, or 4.1%, over the quarter ended June 30, 2008. The reduction in 2009 expenses were primarily due to (1) a $2.7 million decrease in employment expenses as a result of our ongoing restructuring efforts, (2) lower accounting and other professional fees of $0.5 million, and (3) correction of prior period fixed asset depreciation costs resulting in a benefit of $0.4 million. The decrease in 2009 selling, general and administrative costs were partially offset by (1) a $0.8 million increase in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new systems implemented during 2008, (2) a $0.6 million increase in depreciation due to the implementation of new software platforms in late 2008, (3) a $0.5 million increase in external legal costs primarily related to legal disputes, and (4) $0.4 million in severance costs which were not included in restructuring charges.
The previously mentioned accounting adjustments include non-cash benefits for the correction of fixed asset depreciation that are reflected in the income statement for the three months ended June 30, 2009, that should have been recorded in prior periods. This adjustment impacted fixed assets and related depreciation resulting from the implementation of an improved fixed asset accounting system. This activity was part of our ongoing efforts to strengthen internal controls. The Company evaluated the materiality of the adjustments, including both qualitative and quantitative considerations, and concluded that the adjustments were not material to current or prior periods.
As previously indicated, we completed our 2007 Restructuring Plan in fiscal 2008, whereby we integrated 27 companies into three business segments. As a result, we experienced a net $3.8 million reduction in our combined Commercial, Industrial and Residential selling, general and administrative expenses, while our Corporate selling, general and administrative expenses have increased as a result of our investments in systems and consolidation of various services which have improved controls, compliance and yielded savings and productivity throughout the business. We have completed the implementation of new software programs and work processes which include (1) a comprehensive project management operating system that is being utilized across our divisions to standardize our project management and reporting processes and provide our businesses up-to-date visibility into project performance, (2) an accounting consolidation and reporting system that supplies management more timely and robust financial data and improved transparency, and (3) an outsourced payroll solution that utilizes technology to capture current labor utilization. In addition, we have invested in new sales capabilities to accelerate our target market growth strategy.

Restructuring Charges
As discussed earlier, we have restructured our operations from our previously decentralized structure into three major lines of business: Commercial, Industrial and Residential. During the quarter we consolidated the Industrial shared service center in Houston, Texas into the Commercial shared service center in Tempe, Arizona. Each of these lines of business is now supported by one of our administrative shared services centers which has consolidated many of the back office functions into a centralized location. This integration has enabled us to eliminate a number of redundant functions.
In conjunction with our restructuring program, we recognized the following costs during the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Severance compensation	$172	$666
Consulting and other charges	71	372
Non-cash asset amortization and write-offs	402	—

Total restructuring charges	$645	$1,038

Interest and Other Expense, Net

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Interest expense	$1,262	$1,042
Deferred financing charges	63	314

Total interest expense	1,325	1,356
Interest income	67	284
Other income (expense)	(621)	(67)

Total interest and other expense, net	$1,879	$1,139

During the quarter ended June 30, 2009, we incurred interest expense of $1.3 million on an average debt balance of $25.2 million for the Tontine Term Loan and an average letter of credit balance of $25.7 million and an average unused line of credit balance of $34.3 million under the Revolving Credit Facility. This compares to interest expense of $1.0 million for the quarter ended June 30, 2008, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $37.7 million and an average unused line of credit balance of $29.0 million.
On December 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan. We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million. During the quarter ended June 30, 2009, we recorded $0.1 million of deferred financing charges, which reflect the amortization of fees incurred on the Tontine Term Loan. Other deferred financing charges of $0.3 million recorded during the quarter ended June 30, 2008 were the amortization fees incurred on the Tontine Term Loan and the Eton Park Term Loan before it was repaid.
During the quarter ended June 30, 2009, total interest expense was offset by $0.1 million in interest income on an average cash and cash equivalents balance of $54.1 million, compared to $0.3 million in interest income on an average cash and cash equivalents balance of $55.4 million during the quarter ended June 30, 2008. In addition to reduced cash balances, interest income was also impacted by interest rates which averaged 0.5% during the quarter ended June 30, 2009, compared to 2.1% during the quarter ended June 30, 2008.
Other expense of $0.6 million during the three months ended June 30, 2009 is primarily due to the impairment of our investment in EPV.

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
The provision for income taxes from continuing operations decreased from an expense of $2.1 million for the quarter ended June 30, 2008 to an expense of $1.9 million for the quarter ended June 30, 2009. The decrease in the provision for income taxes for the quarter ended June 30, 2009 is attributable to the decrease in income from continuing operations for the quarter ended June 30, 2009 and an increase in state income taxes.
Income (Loss) from Discontinued Operations
As discussed earlier in this report, since March 2006, we have shut down seven underperforming subsidiaries. While this exit plan is substantially complete, there are still some revenues and expenses associated with the wind down of these subsidiaries. Such income statement amounts are classified as discontinued operations.
Revenues at these subsidiaries were $0.0 million and $0.8 million for the quarters ended June 30, 2009 and June 30, 2008, respectively; earnings after tax at these subsidiaries was a net income of $0.1 million during the quarter June 30, 2009 and a net loss of $0.3 million during the quarter ended June 30, 2008.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE NINE
MONTHS ENDED JUNE 30, 2008
The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions and percentages are expressed as a percent of revenues:

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Revenues	$512.9	100.0%	$606.6	100.0%
Cost of services	421.1	82.1%	508.5	83.8%

Gross profit	91.8	17.9%	98.1	16.2%
Selling, general and administrative expenses	84.2	16.4%	85.7	14.1%
Gain on sale of assets	(0.4)	(0.1)%	(0.1)	0.0%
Restructuring charges	3.4	0.7%	4.4	0.7%

Income from operations	4.6	0.9%	8.1	1.3%
Interest and other expense, net	3.5	0.7%	4.4	0.7%

Income before income taxes	1.1	0.2%	3.7	0.6%
Provision for income taxes	0.9	0.2%	2.1	0.3%

Income from continuing operations	0.2	0.0%	1.6	0.3%
Income (loss) from discontinued operations	0.0	0.0%	(0.3)	(0.1)%

Net income	$0.2	0.0%	$1.3	0.2%

Revenues

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$331.6	64.6%	$346.7	57.2%
Industrial	64.3	12.5%	99.0	16.3%
Residential	117.0	22.9%	160.9	26.5%

Total Consolidated	$512.9	100.0%	$606.6	100.0%

Consolidated revenues for the nine months ended June 30, 2009 were $93.7 million less than in the nine months ended June 30, 2008, a decline of 15.5%. This reduction was attributable to declines in each of our Commercial, Industrial and Residential segments, reflecting the overall decrease in all sectors of the construction industry.
Our Commercial segment experienced a $15.1 million decline in revenues during the nine months ended June 30, 2009, a 4.4% decrease compared to the nine months ended June 30, 2008. Many of our Commercial operating locations experienced revenue shortfalls, as most industry sectors have begun to reduce, delay or cancel proposed construction projects, including high rise office towers, hotels, condominiums and casinos. Our Commercial segment has also been affected by reduced demand for light construction projects such as restaurants, movie theaters and local shopping centers, which could be correlated to the slowdown in the housing sector. We have also experienced increased competition for low-end retail work from residential contractors who have been affected by the housing slowdown.
Our Industrial segment posted a decrease in revenues of $34.7 million during the nine months ended June 30, 2009, a 35.0% decrease, compared to the nine months ended June 30, 2008. The key factor in our revenue decline during the period was significantly decreased construction activity at electrical substations, ethanol plants, and pulp and paper mills, as many projects were deferred, cancelled or are awaiting financing.
Our Residential segment revenues decreased $43.9 million during the nine months ended June 30, 2009, a 27.3% decrease compared to the nine months ended June 30, 2008. This decrease is primarily attributable to the nationwide decline in demand for single-family homes, particularly in markets such as Southern California, Arizona, Nevada, Texas and Georgia. We attribute the majority of this decrease directly to reduced building activity, while the remainder is mainly due to pricing pressure from our customers and increased competition. This revenue decline was partially offset by increased revenue from our multi-family housing division due to increased demand for apartments.
Gross Profit

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$54.3	16.4%	$49.6	14.3%
Industrial	9.9	15.4%	17.0	17.2%
Residential	27.6	23.6%	31.5	19.6%

Total Consolidated	$91.8	17.9%	$98.1	16.2%

The decline in our consolidated gross profit of $6.3 million for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008, was primarily due to lower consolidated revenues during the period, as discussed above. Our gross profit percentage, however, increased from 16.2% for the nine months ended June 30, 2008 to 17.9% for the nine months ended June 30, 2009. This increase was due to improved margins in the Commercial and Residential segments, offset by a decline of the gross margin percentage in the Industrial segment.
Our Commercial segment’s gross profit increased by $4.7 million during the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. The Commercial segment’s gross margin percentage of revenues improved approximately 210 basis points to 16.4% during the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. The improvement in gross margin percentage reflects improved project execution due to a combination of enhanced cost controls as well as increased profitability due to the project management operating system initiative implemented in the past year. During the nine months ended June 30, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues during the period as part of our 2009 Restructuring Plan.

Industrial gross profit decreased $7.1 million for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. The decrease in gross profit in our Industrial segment is primarily a result of reduced volumes in part due to mix of lower margin work being performed during 2009. The project mix in 2008 included several large time and material projects with higher margins. The decrease in gross profit dollars is primarily due to lower volume of petrochemical and utility projects in our east coast business units, as well as a dramatically lower volume of pulp and paper related projects in our northwest locations.
Our Residential segment experienced a $3.9 million decline in gross profit for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. This decline is due to the aforementioned $43.9 million decrease in revenues during the period caused by reduced demand for single-family housing across the United States. However, the gross margin percentage in the Residential line of business increased from 19.6% for the nine months ended June 30, 2008 to 23.6% in the nine months ended June 30, 2009, in spite of the decline in the number of housing starts this year. We attribute the improvement in the Residential segment gross margin percentage to improved execution in multi-family and to a greater mix of higher margin multi-family projects when compared to the single family construction activities. In addition to improved profitability at our multi-family housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.
Selling, General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$23.3	7.0%	$31.0	8.9%
Industrial	5.9	9.2%	6.3	6.4%
Residential	22.2	19.0%	25.1	15.6%
Corporate	32.8	—	23.3	—

Total Consolidated	$84.2	16.4%	$85.7	14.1%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the nine months ended June 30, 2009, our selling, general and administrative expenses were $84.2 million, a decrease of $1.5 million, or 1.7%, compared to the nine months ended June 30, 2008. The decrease in expenses for the nine months ended June 30, 2009 was primarily due to (1) a $6.1 million decrease in employment costs as a result of our ongoing restructuring efforts, (2) $ 1.4 million reduction in accounting and other professional fees, and (3) a decrease in other general expenses of approximately $0.5 million. The decrease in selling, general, and administrative expenses for the nine months ended June 30, 2009 were partially offset by (1) an increase of $2.3 million in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new software systems and work processes implemented during 2008, (2) a $1.0 million increase in depreciation due to the implementation of new software platforms in late 2008, (3) the correction of prior period accounting issues of $1.2 million, (4) the settlement of legal disputes of approximately $0.7 million, and (5) $0.4 million in severance costs which were not included in restructuring charges. In addition, this reduction in costs for the nine months ended June 30, 2009 was further offset due to adjustments that were recorded during the nine months ended June 30, 2008, which included a favorable legal settlement for $0.2 million. Further, during for the nine months ended June 30, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues and a reduction in selling, general, and administrative costs as part of our 2009 Restructuring Plan.
The additional accounting adjustment in the aforementioned section of $1.2 million includes non-cash charges primarily for medical claims and intercompany expenses that are reflected in the income statement for the period ended June 30, 2009, that should have been recorded in the prior year. The Company evaluated the materiality of the adjustments, including both qualitative and quantitative considerations, and concluded that the adjustments were not material to current or prior periods.

As previously indicated, we completed our 2007 Restructuring Plan in fiscal 2008, whereby we integrated 27 companies into three business segments. As a result, during the nine months ended June 30, 2009, we experienced a net $11.1 million reduction in our combined Commercial, Industrial and Residential selling, general and administrative expenses compared to the nine months ended June 30, 2008, while our Corporate selling, general and administrative expenses have increased as a result of our investments in systems and various consolidation services which have yielded improved controls, compliance and savings and productivity throughout the business. Corporate selling, general, and administrative costs as of June 30, 2009 included approximately $0.6 million net of non-cash charges from the accounting errors previously discussed in the report. We have completed the implementation of new software programs and work processes which include (1) a comprehensive project management operating system now being utilized across our divisions to standardize our project management and reporting processes and provide our businesses up-to-date visibility into project performance, (2) an accounting consolidation and reporting system which supplies management more timely and robust financial data and improved transparency, and (3) an outsourced payroll solution that utilizes more real time workers labor application technologies and employed technology to capture current labor utilization. In addition, we have invested in new sales capabilities to accelerate our target market growth strategy.
Restructuring Charges
As previously discussed, we have restructured our operations from our previously decentralized structure into three major lines of business: Commercial, Industrial and Residential. Each of these lines of business is now supported by one of our dedicated administrative shared services centers which has consolidated many of the back office functions into a centralized location. This integration has enabled us to eliminate a number of redundant functions.
In conjunction with our restructuring programs, we recognized the following costs during the nine months ended June 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Severance compensation	$1,776	$2,434
Consulting and other charges	365	1,866
Non-cash asset amortization and write-offs	1,206	131

Total restructuring charges	$3,347	$4,431

Interest and Other Expense, Net

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Interest expense	$3,224	$3,741
Deferred financing charges	191	1,714
Debt prepayment penalty	—	2,052

Total interest expense	3,415	7,507

Interest income	340	1,829
Other income (expense)	(404)	1,256

Total interest and other expense, net	$3,479	$4,422

During the nine months ended June 30, 2009, we incurred interest expense of $3.2 million on an average debt balance of $25.2 million for the Tontine Term Loan and an average letter of credit balance of $31.3 million and an average unused line of credit balance of $28.7 million under the Revolving Credit Facility. This compares to interest expense of $3.7 million for the nine months ended June 30, 2008, on a combined average debt balance of $31.9 million for the Eton Park Term Loan and the Tontine Term Loan and an average letter of credit balance of $38.7 million and an average unused line of credit balance of $36.8 million under the Revolving Credit Facility.
Other expense of $0.4 million during the nine months ended June 30, 2009 is primarily due to the impairment of our investment in EPV of $0.6 million.

On December 12, 2007, we repaid our Eton Park Term Loan using cash on hand and the proceeds from the Tontine Term Loan. We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million. During the nine months ended June 30, 2009, we recorded $0.2 million of deferred financing charges, which reflect the amortization of fees incurred on the Tontine Term Loan. Other deferred financing charges of $1.7 million recorded during the nine months ended June 30, 2008, were the amortization fees incurred on the Tontine Term Loan and the Eton Park Term Loan before it was repaid.
During the nine months ended June 30, 2009, total interest expense was offset by $0.3 million in interest income on an average cash and cash equivalents balance of $54.7 million, as compared to $1.8 million in interest income on an average cash and cash equivalents balance of $61.5 million during the nine months ended June 30, 2008. In addition to reduced cash balances, interest income was also impacted by interest rates which averaged 0.8% during the nine months ended June 30, 2009, compared to 3.9% during the nine months ended June 30, 2008.
Other income of $1.3 million during the nine months ended June 30, 2008 included a gain of $0.5 million associated with cash distributions from our investment in EnerTech, and a $1.1 million settlement with a group of former employees out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement compensated the Company for damages associated with departure of these employees from the Company. We collected this settlement in full in March 2008.
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
The provision for income taxes from continuing operations decreased from an expense of $2.1 million for the nine months ended June 30, 2008, to an expense of $0.9 million for the nine months ended June 30, 2009. The decrease in the provision for income taxes for the nine months ended June 30, 2009 is attributable to the reduction in the income from continuing operations for the nine months ended June 30, 2009.
Income (Loss) from Discontinued Operations
As discussed earlier, since March 2006, we have shut down seven underperforming subsidiaries. While this exit plan is substantially complete, there are still some revenues and expenses associated with the wind down of these subsidiaries. Such income statement amounts are classified as discontinued operations.
Revenues at these subsidiaries were $0.0 million and $3.4 million for the nine months ended June 30, 2009 and the nine months ended June 30, 2008, respectively; earnings after tax at these subsidiaries was a net loss of $0.0 million during the nine months ended June 30, 2009, and net loss of $0.3 million during the nine months ended June 30, 2008.

Working Capital

	June 30,	September 30,
	2009	2008
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$60.5	$64.7
Accounts receivable
Trade, net of allowance of $2.7 and $3.6 respectively	120.8	132.3
Retainage	31.1	30.8
Inventories	10.1	12.9
Costs and estimated earnings in excess of billings on uncompleted contracts	15.8	14.8
Prepaid expenses and other current assets	7.3	6.7
Assets from discontinued operations	0.5	2.0

Total current assets	$246.1	$264.2

CURRENT LIABILITIES:
Current maturities of long-term debt	$3.6	$2.9
Accounts payable and accrued expenses	77.8	98.1
Billings in excess of costs and estimated earnings on uncompleted contracts	34.4	33.7
Liabilities from discontinued operations	0.3	0.5

Total current liabilities	$116.1	$135.2

Working capital	$130.0	$129.0

During the nine months ended June 30, 2009, working capital increased by $1.0 million as compared to September 30, 2008, reflecting an $18.1 million decrease in current assets and a $19.1 million decrease in current liabilities during the period.
During the nine months ended June 30, 2009, our current assets decreased by $18.1 million, or 6.8%, to $246.1 million, as compared to $264.2 million as of September 30, 2008. Cash and cash equivalents decreased by $4.2 million during the nine months ended June 30, 2009, as compared to September 30, 2008. Current trade accounts receivables, net, decreased by $11.5 million at June 30, 2009, as compared to September 30, 2008, as days sales outstanding (“DSOs”) increased to 71 days as of June 30, 2009, from 63 days as of September 30, 2008, and we transferred a $3.7 million receivable to long-term receivables during the period. While our DSOs increased from 63 to 71 between September 30, 2008 and June 3, 2009, our balance of trade receivables actually declined by almost 9% during the same period. The increase in DSOs between September 30, 2008 and June 30, 2009 was driven predominantly by the decline in revenues that we experienced during the nine months ended June 30, 2009, as compared to the nine months ended September 30, 2008 and, to a lesser extent, slow-downs in receipt of certain customer payments, both of which we attribute to distressed financial markets and the challenging economic environment. Additionally, it should be noted that historically our receivables write-offs have been low as a result of our ability to secure liens against our customers’ over-due receivables, and while this process of collection may not occur quickly, our secured position does ensure that it will occur eventually to the extent that our security retains value. In light of these impacts of the volatility in the current financial markets, we will continue to closely monitor the collectability of our receivables in the months ahead. We also experienced a $0.3 million increase in retainage and a $1.0 million increase in costs in excess of billings during the nine months ended June 30, 2009, compared to September 30, 2008. Inventories decreased by $2.8 million during the nine months ended June 30, 2009, compared to September 30, 2008, reflecting the continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems, improved material management and a vendor managed inventory strategy. Prepaid expenses and other current assets increased by a total of $0.6 million and assets from discontinued operations decreased by $1.5 million during the nine months ended June 30, 2009, compared to September 30, 2008.
During the nine months ended June 30, 2009, our total current liabilities decreased by $19.1 million, to $116.1 million, compared to $135.2 million as of September 30, 2008. During the nine months ended June 30, 2009, accounts payable and accrued expenses decreased $20.3 million as a result of lower volume, early pay discounts associated with our Preferred Vendor Program and our cash management efforts at the end of our 2008 fiscal year. Billings in excess of costs increased by $0.7 million during the nine months ended June 30, 2009, compared to September 30, 2008, due to our efforts to increase cash flow. Finally, current maturities of long-term debt increased by $0.7 million and liabilities at our discontinued operations decreased by $0.2 million during the nine months ended June 30, 2009, compared to September 30, 2008.

Liquidity and Capital Resources
As of June 30, 2009, we had cash and cash equivalents of $60.5 million, working capital of $130.0 million, $25.0 million in outstanding borrowings under our Tontine Term Loan and $24.0 million of letters of credit outstanding and $11.8 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, capital expenditures for property and equipment, and our share buy back through the next twelve months. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our credit facility, if needed.
Recent distress in the financial markets did not have a significant impact on our overall financial position, results of operations or cash flows as of and for the year ended September 30, 2008, although certain of our operations revenue were impacted during the nine months ended June 30, 2009, as a result of the challenging economic environment. We are in compliance with our covenants under our Revolving Credit Facility at June 30, 2009. However, we continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections of receivables. Working capital needs are generally higher during our fiscal third and fourth quarters due to increased services as a result of favorable weather conditions in many regions of the country. Operating activities provided net cash of $7.1 million during the nine months ended June 30, 2009, as compared to $3.1 million of net cash provided in the nine months ended June 30, 2008. The increase in operating cash flows in the first nine months of 2009 is primarily due to improved collections of accounts receivable and retainage of $23.6 million, coupled with reduced overall working capital needs during the first nine months of 2009, primarily as a result of lower levels of revenue activity and improved material management, including a vendor managed inventory strategy. This increase in cash flow was partially offset by the timing of our accounts payable and accrued expenses totaling $14.2 million, including payment of year-end target incentives in December 2008, combined with reduced billings in excess of costs on uncompleted projects of $4.3 million.
Investing Activities
In the nine months ended June 30, 2009, we used net cash in investing activities of $6.2 million as compared to $11.2 million of net cash provided in investing activities in the nine months ended June 30, 2008. The primary change was due to the release of $20.0 million in restricted cash during 2008. Investing activities in the first nine months of 2009 included $4.8 million used for capital expenditures, partially offset by $0.8 million of proceeds from the sale of equipment. Investing activities in the first nine months of 2008 included $9.6 million used for capital expenditures, partially offset by $0.3 million of proceeds from the sale of equipment. In addition, investing activities in the nine months ended June 30, 2009, included $2.0 million used for an investment in EPV Solar and $0.2 million to satisfy our commitment to invest in EnerTech which is described in further detail in Item 1. Condensed Consolidated Financial Statements — Note 7, “Fair Value Measurement—Investment in EPV Solar” of this report, which is incorporated herein by reference.
Financing Activities
In the nine months ended June 30, 2009, financing activities used net cash flow of $5.1 million as compared to $27.1 million in net cash used by financing activities in the nine months ended June 30, 2008. The primary change in net cash used in financing activities in the first nine months of 2009, as compared to the nine months ended June 30, 2008, was due to borrowings of $25.2 million that occurred during the first nine months of 2008 netted against $1.1 million related to a new capital lease obligation in 2009. Investing activities in the first nine months of 2009 included $1.8 million used for payments of long-term debt and $4.3 million used for the acquisition of treasury stock. Financing activities in the first nine months of 2008 included $45.7 million used for payments of long-term debt and $6.1 million used for the acquisition of treasury stock.

Bonding Capacity
At June 30, 2009, we have adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of June 30, 2009, the expected cumulative cost to complete for projects covered by our co-surety providers was $97.2 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For more information, please refer to Item 2. “Surety.”
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
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At June 30, 2009, $11.0 million of our outstanding letters of credit were to collateralize our customers and vendors.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2009, an additional $13.0 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of June 30, 2009, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2009, we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $17.6 million to collateralize our bonding programs.
In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries Through June 30, 2009, we had invested $5.0 million under our commitment to EnerTech.

As of June 30, 2009, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2009	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt obligations	$603	$2,748	$—	$—	$25,000	$—	$—	$28,351
Operating lease obligations	$1,510	$5,489	$3,697	$2,282	$758	$—	$906	$14,642
Capital lease obligations	$168	$294	$262	$273	$188	$—	$—	$1,185

Total	$2,281	$8,531	$3,959	$2,555	$25,946	$—	$906	$44,178

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Outlook
We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, capital expenditures for property and equipment, and our share buy back through the next twelve months. We expect capital expenditures to be approximately $4.0 million to $6.0 million for the fiscal year ending on September 30, 2009, as we invest in our infrastructure to improve management information and project management systems. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our Revolving Credit Facility.
Inflation
During the three months ended June 30, 2009, we experienced decreases in fuel prices and related travel costs, as well as reductions in steel and copper prices, which have declined from the recent historical highs in early 2008. These price declines have contributed to some gross margin improvement; however, due to the slowdown in the overall construction sector, we have adjusted our pricing as our cost of goods have fallen. Over the long-term, we will adjust our pricing to incorporate these conditions and other inflationary factors.
SUBSEQUENT EVENTS
Subsequent to June 30, 2009, an expansion to our 2009 Restructuring Plan was approved that will reduce additional personnel and consolidate our Commercial and Industrial segments into one operational unit. This combined with our earlier cost reductions and restructuring is expected to further reduce overall annual SG&A.
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

An evaluation was performed under the supervision and with the participation of our management, our principal executive officer (CEO) and our principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2009.
(b) Changes in Internal Control Over Financial Reporting
Prior to March 31, 2009, we had completed the implementation of two separate software programs which have since been integrated into our daily work processes and materially impacted our internal controls. The first program is a comprehensive project management system that is utilized across our divisions and at our shared service centers to standardize our project management and reporting processes and to provide our businesses near real-time visibility into project performance. The second program is an accounting consolidation and reporting system that provides management more robust financial data and improved transparency. In addition to these new systems, we have also outsourced our payroll processing to a leading national provider and employed technology to capture labor utilization in more real time. Further, we have outsourced our internal audit function to an accounting and auditing services firm with a focus on Sarbanes-Oxley compliance and operational process reviews. Each of these new processes has materially improved our internal controls over financial reporting.
During our second quarter, we identified certain control weaknesses at the Corporate office. During that quarter, these control issues were both identified and remediated. Accordingly, internal controls have been strengthened by improving the Corporate office account reconciliation process and implementing several staffing changes.
As previously discussed, there were certain accounting errors identified in the period ended June 30, 2009. These accounting errors include non-cash benefits for the correction of fixed asset depreciation that are reflected in the income statement for the period ended June 30, 2009. The accompanying financial statements for the three months ended June 30, 2009, include the after-tax impact of approximately $0.2 million in non-cash benefits that represents the correction of prior period accounting errors. This adjustment impacted fixed assets and related depreciation resulting from the implementation of an improved fixed asset accounting system. This activity was part of our ongoing efforts to strengthen internal controls. During the quarter, these control issues were both identified and remediated. We determined that $0.1 million of the errors represented after-tax charges related to the fiscal year ended September 30, 2008, and $0.3 million of after-tax benefit related to the second quarter of fiscal 2009. These corrections are reflected on a pretax basis in selling, general, and administrative expenses, which include a charge of $0.2 million and a benefit of $0.6 million, respectively. Accordingly, internal controls will be improved as the new fixed asset module implementation becomes fully operational during the next quarter.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 8, “Commitments and Contingencies — Legal Matters” of this report, which is incorporated herein by reference. We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position other than these matters that are disclosed in Note 8.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1.A. “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008.
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

Availability of net operating losses may be reduced.
A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell its position in IES to a single shareholder or an affiliated group of shareholders, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Currently, we have approximately $187 million of federal net operating losses that are available to use to offset taxable income. In addition, we have approximately $33 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382 and will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss available to offset taxable income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
On June 12, 2009, the Company received a comment letter from the Securities and Exchange Commission concerning our Form 10-K for the fiscal year ended September 30, 2008 and the Form 10-Q for the fiscal quarter ended March 31, 2009. The comment letter requested, among other things, information regarding our analysis of the materiality of the accounting adjustments related to our fiscal year ended September 30, 2008 and the quarter ended December 31, 2008. The Company responded to this comment letter on July 1, 2009. As of the date of this Form 10-Q, the Company has not received a response from the Commission; accordingly the comments remain unresolved. We have evaluated the accounting adjustments in light of the quantitative and qualitative factors as identified by the SEC and determined them to be immaterial to the financial statements taken as a whole. However, should the SEC disagree with our position, we could be required to restate our financial statements for one or more of the periods that are the subject of the staff’s comments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total number of	Maximum of
			shares purchased as	shares that may
	Total number		part of publically	yet be purchased
	of shares	Average price	announced plans or	under the plans or
Period	purchased	paid per share	programs (1)	programs
April 1, 2009 to April 30, 2009	—	$—	886,360	113,640
May 1, 2009 to May 31, 2009	—	$—	886,360	113,640
June 1, 2008 to June 30, 2009	—	$—	886,360	113,640

Total for period	—	$—

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

Integrated Electrical Services, Inc.
Date: August 10, 2009	By:	/s/ Raymond K. Guba
Raymond K. Guba
Executive Vice President and Chief Financial and Administrative Officer

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on May 12, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

(1)	Filed herewith.