Form 10-K/A
period 2008-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-12-14
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 4, 2009 is incorporated by reference into Part III of this Amendment No. 1 to our Form 10-K.

Explanatory Paragraph
The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Integrated Electrical Services, Inc. (“we”, “us”, “our”, or the “Company”) is to amend our Annual Report on Form 10-K for the year ended September 30, 2008 filed on December 15, 2008 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets as of September 30, 2008 and our consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2008.
These corrections primarily included recording of additional charges for certain accruals, medical claims and certain other expenses, and resultant tax effects, that should have been recorded at September 30, 2008.
Additional information on the effect of the correction to our financial statements as a result of this restatement is contained in Note 18 – Restatement of Financial Statements in this report
In addition, the Company has amended Item 9A including Managements’ Annual Report on Internal Control Over Financial Reporting to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.
As a result of the restatement, the Company has determined it will be necessary to amend the Original Form 10-K. This Amendment No. 1 amends and restates in its entirety Part I, Items 1 and 1A, Part II, Items 6, 7, 8 and 9A and Part IV, Item 15 of the Original Form 10-K. This Amendment No. 1 on Form 10-K/A continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 18 to the accompanying consolidated financial statements.
This Amendment No. 1 on Form 10-K/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 hereof. The remaining Items in this Amendment No. 1 on Form 10-K/A consists of all other items originally contained in our Form 10-K for the year ended September 30, 2008, as filed on December 15, 2008. This Amendment No. 1 on Form 10-K/A supersedes in its entirety our Annual Report on Form 10-K for the year ended September 30, 2008 filed on December 15, 2008.

FORM 10-K/A
INTEGRATED ELECTRICAL SERVICES, INC.

PART I
DEFINITIONS
In this Amendment No. 1 to our Annual Report on Form 10-K, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No. 1 to our Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
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
You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors” could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Amendment No. 1 to our Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

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

Competitive Strengths
Our competitive strengths include the following:
•
Safety culture — Performance of our contracting and maintenance services exposes us to unique potential hazards associated specifically with the electrical contracting industry. In view of these risks, we are resolute in our commitment to safety and maintaining a strong safety culture, which is reflected in our safety program and the significant reductions in loss time cases and OSHA recordable incidents over the past eight years. We employ 24 full-time safety managers and three safety directors who report directly to our Vice President of Safety and Productivity. We have also standardized safety policies, programs and procedures throughout all operating locations, including our new employee training program, which is beneficial to employees new to the industry. To further emphasize our commitment to safety, we have also tied certain management incentives to safety performance. Safety is a core value and an integral part of our business strategy. Our proven commitment to safety is often the key differentiator of our services versus our competition within the Commercial, Industrial and Residential marketplaces.

•
Geographic reach and diversity — We have 112 locations serving the continental 48 states. Our national footprint sometimes mitigates region specific economic slowdowns. Despite a national economic slowdown in the second half of 2008, we worked on approximately 850 contracts with gross revenues exceeding $250,000 each and nearly 2,200 contracts with gross revenues exceeding $50,000 each during fiscal year 2008. Since 1997, much of our revenues have been derived from the Sunbelt states, which have had faster population growth rates and higher demand for construction than the overall United States. Our geographic diversity also enables us to serve national customers with multiple locations.

•
Strong and diverse customer relationships — Our customer relationships extend over multiple markets and include general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. We have established many long-standing customer relationships as a result of providing high quality service throughout multiple projects. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2008. We believe that customer diversity provides us with many advantages including reducing our dependence on, or exposure to, any single customer.

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

•
Licensing — Our master electricians must be licensed in one or more cities or other jurisdictions in order to obtain the permits required in our business. Some employees have also obtained specialized licenses in areas including security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

•
Ability to service national projects — Our nationwide footprint helps us compete for large, national contracts with customers that operate throughout the United States and large government contracts. Additionally, we believe our size and national service offering uniquely positions us as the only single source, open shop electrical contracting service provider able to execute projects on a national basis. This type of work represents a growing market and we have made progress in pursuing these sizable accounts. We are able to undertake very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors.

•
Access to surety bonding — Losses experienced by the surety industry in recent years have caused surety providers to limit capacity and increase prices to both us and our competitors. However, based on the success of our contracting activities, safety record, financial position and operating results, we have recently entered a new co-surety arrangement that provides a bonding capacity of $325.0 million with our two primary co-surety providers and lowers our bonding costs.

•
Strong financial profile — Our liquidity position allows us to attract new business opportunities. As of September 30, 2008, we had cash and cash equivalents of $64.7 million, working capital of $127.1 million and long-term debt of $26.7 million. We also have a $60.0 million revolving credit facility of which $24.0 million was available as of September 30, 2008.

•
Proprietary systems and processes — We have proprietary project management systems and processes that assist us to bid on projects, to manage projects once they have been awarded and to maintain and track project information. In addition, we have developed techniques and processes for installation on a variety of different projects that utilize a proprietary project management operating system and best practices. We continue to focus internally on integrating our information technology systems to enhance the operating controls of our organization, as well as integrating a consolidated procurement program to manage vendors on a national basis.

•
Supply chain management — By pooling our buying power, we have negotiated a number of contracts with national providers that have resulted in preferred pricing arrangements and the ability to reduce our working capital investment. In recent years, our Supply Chain group has reduced our capital and operating expenditures through initiatives such as fleet reduction and maintenance, just-in-time inventory systems and inventory reduction, materials management, tool selection and negotiation and coordinated distribution efforts. Additionally, during our 2008 fiscal year, we utilized third parties to maintain and issue inventory directly to our field operations on an as needed basis, enabling us to reduce our inventory balances and related carrying costs.

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

•
Experienced management — We have developed a strong team of executive officers who have a vast range of experiences and well-known reputations in the markets they serve. This team has been put in place to identify challenges that may arise within their business areas, to seek out opportunities for change and improvement, and to react quickly and efficiently when challenges and opportunities present themselves. Management’s focus is to drive operational improvements, set strategy and build on our capabilities. Our management and employees currently own approximately 3% of our outstanding common stock.

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
Based on data provided by McGraw Hill Construction Analytics (“MHCA”), for the period from 2002 to 2007, the five-year compounded annual growth rate for non-residential construction was 8.4%. For the same period, the five-year compounded annual growth rate for residential construction was 1.2%. Looking forward, third parties project that the housing market should begin to rebound in late 2009 as the overall economy begins to recover and the impact of the economic stimulus package begins to take effect. Based on research provided by MHCA, residential construction is projected to experience a five-year compounded annual growth rate of 14.2% from 2008 to 2013. The projected five-year compounded annual growth rate for non-residential construction is projected to be 3.4% over the same period.

The Markets We Serve
Commercial Market — Our Commercial service offerings consist primarily of electrical, communications, renovation, replacement and service and maintenance work for customers within a variety of markets:

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
New Commercial work begins with either a design request or engineer’s plans from the owner or general contractor. Initial meetings with the parties allow us to prepare preliminary, detailed design specifications, engineering drawings and cost estimates. Projects we design and build generally provide us with higher margins. “Design and build” gives the Company full or partial responsibility for the design specifications of the installation. “Design and build” is an alternative to the traditional “plan and spec” model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform “design and build” work, because it allows us to use our specialized expertise to install a more value-added system for our customers with lower risk and generally higher profitability. Once a project is awarded, it is conducted in scheduled phases and progress billings are rendered to the customer for payment, less retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars to up to several million dollars and vary in duration from less than a day to more than a year. Actual fieldwork is coordinated during this time, including:
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
Service and maintenance revenues, which represent less than 10% of consolidated revenues, are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to economic fluctuations. Service technicians are scheduled for the call or routed to the customer’s place of business by the dispatcher. We will then follow up with the customer to schedule periodic maintenance work. Most service work is warranted for 30 days. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical variety of jobs. The technician assigned to a service call:
•	travels to the place of business;
•	interviews the customer;
•	diagnoses the problem;
•	prepares and discusses a price quotation; and
•	performs the work and often collects payment from the customer immediately.
Industrial Market — Our Industrial work consists of design and build solutions and project delivery services for industrial and manufacturing projects across the country. Our Industrial work is also supported with comprehensive, preventive, and on-site maintenance services. Our Industrial line of business supports a variety of customers and markets, including:
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
Backlog
Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started. Backlog is not a guarantee of future revenues, as contractual commitments may change. As of September 30, 2008, our backlog was approximately $337 million compared to $333 million as of September 30, 2007. The overall quality of backlog has improved year-over-year, reflecting the Company’s ongoing selectivity regarding new business. The Residential segment experienced improvement in backlog due to an increase in multi-family housing projects, while backlog in the Commercial segment was relatively flat year-over-year, and the Industrial segment declined due competitive market pressures and ongoing selectivity. We do not include single-family housing or time and material work in backlog.
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
Risk Management and Insurance
The primary risks in our operations include health, bodily injury, property damage and construction defects. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to large deductibles for which we establish reserves. Accordingly, we effectively self-insure for much of our exposures.
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
Voluntary Reorganization Under Chapter 11
On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as “In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11.” On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization (the “Plan”). The Plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from the commencement date through emergence from Chapter 11 on May 12, 2006, the effective date of the Plan (the “Plan Effective Date”).

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

(iv)
$50 million in Senior Convertible Notes were refinanced from the proceeds of the $53 million Eton Park Term Loan. For additional information, see Note 7 to our consolidated financial statements set forth in Item 8 to this Amendment No. 1 to our Form 10-K.

(v)	All other allowed claims were either paid in full in cash or reinstated.
Available Information
General information about us can be found on our website at www.ies-co.com under “Investor Relations.” We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the United States Securities and Exchange Commission (the “SEC”).
Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports are available free of charge through our website as soon as it is reasonably practicable after we file them with, or furnish them to, the SEC. You may also contact our Investor Relations department and they will provide you with a copy of these reports. The materials that we file with the SEC are also available free of charge through the SEC website at www.sec.gov. You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1–800–SEC–0330.
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
Existence of a controlling shareholder.
A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. (“Tontine”). As a result, Tontine can control some of our affairs, including the election of directors who in turn appoint management. Tontine controls any action requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, divisions, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders. Tontine also controls decisions requiring shareholder approval affecting our capital structure, such as the issuance or repurchase of capital stock, the issuance or repayment of debt, and the declaration of dividends. Tontine’s interests, at times, may not be aligned with the interests of other shareholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.

Our controlling shareholder has announced its intention to explore alternatives for the disposition of its holdings in our Company.
On November 10, 2008, Tontine, our controlling shareholder, announced that it has begun to explore alternatives for the disposition of its holdings in our Company, including both common stock and a $25.0 million term loan. Our credit agreements contain provisions for default in the event of a change in control. Similarly, certain of our financial arrangements and employment contracts contain provisions that will be triggered or accelerated upon the occurrence of a change of control event. Tontine, together with its affiliates, owns approximately 58% of our outstanding common stock. Should Tontine sell its position in the Company to a single shareholder or an affiliated group of shareholders, a change in control event would occur, causing us to be in default under our credit agreements and triggering the change of control provisions in certain of our employment contracts. Tontine also holds our $25.0 million term loan due on May 12, 2013, which may or may not be negotiated for repayment in connection with Tontine’s exploration process or under the terms of a potential sale of the Company.
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
When we acquire a business, we record an asset called “goodwill” if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” establishes accounting and reporting requirements for goodwill and other intangible assets. SFAS No. 142 requires that goodwill attributable to each of our reporting units be tested at least annually. The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, we expect to perform impairment tests at least annually during the last fiscal quarter of each year. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.
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

Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2008 and concluded that our disclosure controls and procedures were not effective as of September 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. For more information on our internal controls, see Part II, Item 9A. “Management’s Report on Internal Control Over Financial Reporting.”
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
Our common stock trades on NASDAQ under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the years ended September 30, 2008 and 2007.

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
We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under our credit facility for the development and operation of our business, or the repurchase of our common stock. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Five-Year Stock Performance Graph
The following performance graph compares the Company’s cumulative total stockholder return on its common stock with the cumulative total return of (i) the Russell 2000, (ii) a new peer group stock index (the “New Peer Group”) selected in good faith by the Company and comprised of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Mastec, Inc., Pike Electric Corp., Black Box Corporation, Layne Christensen Company, Matrix Service Company, Quanta Services, Inc., Tetra Tech, Inc. and Willbros Group, Inc. and (iii) a previously used peer group stock index (the “Old Peer Group”), which was selected in good faith by the Company and comprised of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Mastec, Inc. and Pike Electric Corp. To create the New Peer Group, our Old Peer Group was expanded to include six additional companies similar to ours in our industry or related industries in order to achieve a more broadly based benchmark. The cumulative total return computations set forth in the following performance graph assume (i) the investment of $100 in each of the Company’s common stock, the Russell 2000, the New Peer Group and the Old Peer Group on September 30, 2003, and (ii) that all dividends have been reinvested. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.
The information contained in the following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

We emerged from reorganization under Chapter 11 of the United States Code on May 12, 2006. At that time, our common stock underwent a reverse split of one share of our new common stock for each 17.0928 shares of our old common stock then outstanding, which resulted in the restatement of the beginning number of shares on September 30, 2003.

	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008

Integrated Electrical Services, Inc.	$100.00	$69.71	$40.58	$13.41	$21.71	$14.89
Russell 2000	$100.00	$118.77	$140.09	$154.00	$173.00	$147.94
New Peer Group	$100.00	$93.32	$118.92	$131.38	$188.96	$167.50
Old Peer Group	$100.00	$117.36	$115.02	$117.74	$155.17	$112.45

Purchases of Equity Securities by the Issuer and Affiliated Persons

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
Period	shares purchased	paid per share	plans or programs (1)	plans or programs
July 1 to July 31, 2008	160,804	$17.60	507,398	492,602
August 1 to August 31, 2008	—	—	507,398	492,602
September 1 to September 30, 2008	77,544	$17.61	584,942	429,854

Total for period	238,348	$17.61

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
The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8 to this Form 10-K/A.

	Successor			Predecessor
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,	April 30,	September 30,	September 30,
	2008	2007	2006	2006	2005	2004
	(Restated)		(Dollars in thousands)
Continuing Operations:
Revenues	$818,287	$890,351	$413,054	$509,867	$842,063	$810,042
Cost of services	686,358	745,429	352,556	431,175	716,609	683,563

Gross profit	131,929	144,922	60,498	78,692	125,454	126,479
Selling, general and administrative expenses	119,160	136,969	53,115	69,409	128,074	118,613
(Gain) loss on sale of assets	(114)	(46)	18	107	1,782	(56)
Restructuring charges	4,598	824	—	—	—	—
Goodwill impairment	—	—	—	—	51,830	63,824

Income (loss) from operations	8,285	7,175	7,365	9,176	(56,232)	(55,902)

Reorganization items, net	—	—	1,419	(28,608)	—	—

Other (income) expense:
Interest expense, net	6,529	5,835	2,570	14,929	28,291	23,184
Other, net	(888)	(336)	(4)	241	2,283	6,067

Interest and other expense, net	5,641	5,499	2,566	15,170	30,574	29,251

Income (loss) from continuing operations	2,644	1,676	3,380	22,614	(86,806)	(85,153)
Provision for income taxes	2,436	2,276	425	758	9,689	7,361

Net income (loss) from continuing operations	208	(600)	2,955	21,856	(96,495)	(92,514)
Discontinued Operations:
Loss from discontinued operations	(616)	(4,977)	(11,126)	(14,068)	(40,992)	(28,627)
Benefit for income taxes	(221)	(1,165)	—	—	(7,855)	(3,723)

Net loss from discontinued operations	(395)	(3,812)	(11,126)	(14,068)	(33,137)	(32,350)

Net income (loss)	$(187)	$(4,412)	$(8,171)	$7,788	$(129,632)	$(124,864)

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.04)	$0.20	$1.46	$(6.45)	$(6.18)
Discontinued operations	$(0.02)	$(0.25)	$(0.74)	$(0.94)	$(2.21)	$(2.16)
Total	$(0.01)	$(0.29)	$(0.55)	$0.52	$(8.66)	$(8.34)
Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.04)	$0.19	$1.42	$(6.45)	$(6.18)
Discontinued operations	$(0.02)	$(0.25)	$(0.72)	$(0.91)	$(2.21)	$(2.16)
Total	$(0.01)	$(0.29)	$(0.53)	$0.51	$(8.66)	$(8.34)
Shares used in the computation of earnings (loss) per share:
Basic	14,938,619	15,058,972	14,970,502	14,970,502	14,970,502	14,970,502
Diluted	15,025,023	15,058,972	15,373,969	15,373,969	14,970,502	14,970,502

Balance Sheet Data:
Cash and cash equivalents	$64,709	$69,676	$28,166	$16,973	$37,945	$22,232
Working capital	127,129	157,690	134,279	171,602	(32,231)	224,383
Total assets	320,538	353,422	375,515	379,322	412,854	580,933
Total debt	29,644	45,776	55,765	53,158	223,884	231,240
Total stockholders’ equity	146,235	153,925	154,643	160,342	15,861	143,168

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data,” of this Amendment No. 1 to our Form 10-K. For additional information, see “Disclosure Regarding Forward-Looking Statements” in Part I of this Amendment No. 1 to our Form 10-K.
The following discussion and analysis of our financial condition and results of operations includes the effects of the restated amounts as disclosed in Note 18 — Restatement of Consolidated Financial Statements included in Item I of this Amendment No. 1 to our Form 10-K. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed quarterly reports.
General
Voluntary Reorganization Under Chapter 11
On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as “In re Integrated Electrical Services, Inc. et. al. Case No. 06-30602-BJH-11.” On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization (the “Plan”). The Plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on May 1, 2006. Capitalized terms used in this section but not defined herein shall have the meaning set forth in the Plan. We operated our businesses and managed our properties as debtors-in-possession in accordance with the Bankruptcy Code from February 14, 2006, the commencement date, through emergence from Chapter 11 on May 12, 2006, the effective date of the Plan (the “Plan Effective Date”).
Recent Developments
Consistent with our Transformation Program described in Item 1. “Business,” selected significant actions undertaken subsequent to our year ended September 30, 2008 include the following:
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
Basis of Presentation
In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we applied “fresh-start” accounting as of April 30, 2006. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). References to “Successor” in the financial statements are in reference to reporting dates on and after April 28, 2006. References to “Predecessor” in the financial statements are in reference to reporting dates through April 30, 2006, including the impact of Plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods. For further information on fresh-start accounting, see Note 16 to our consolidated financial statements set forth in Item 8 to this Amendment No. 1 to our Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

As used in this Amendment No. 1 to our Form 10-K, the terms “IES”, the “Company”, “we”, “our”, and “us”, when used with respect to the periods prior to our emergence from Chapter 11, are references to the Predecessor, and when used with respect to the period commencing after our emergence, are references to the Successor, unless otherwise indicated or the context otherwise requires.
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

(iv)
$50 million in Senior Convertible Notes were refinanced from the proceeds of the $53 million Eton Park Term Loan. For additional information, see Note 7 to our consolidated financial statements set forth in Item 8 to this Amendment No. 1 to our Form 10-K.

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

	Successor	Predecessor
	Five Months Ended	Seven Months Ended
	September 30, 2006	April 30, 2006
	(Dollars in thousands)
Gain on debt-for-equity exchange (1)	$—	$(46,117)
Fresh-start adjustments (2)	—	(49)
Professional fees and other costs (3)	1,419	13,598
Unamortized debt discounts and other costs (4)	—	539
Embedded derivative liabilities (5)	—	(1,482)
Unamortized debt issuance costs (6)	—	4,903

Total reorganization items	$1,419	$(28,608)

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the Plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services.

(4)	Write off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and Senior Convertible Notes.

(5)	Write off of embedded derivatives related to the allowed claim for the Senior Convertible Notes.

(6)	Write off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and Senior Convertible Notes.

Exit or Disposal Activities
In March 2006, as a result of disappointing operating results, our Board of Directors directed us to develop alternatives with respect to five underperforming divisions in our Commercial and Industrial segments. On March 28, 2006, we committed to an exit plan with respect to these five underperforming divisions. The exit plan committed to a shut-down or consolidation of the operations of these divisions or, alternatively, the sale or other disposition of the divisions, whichever came sooner. These divisions’ assets, liabilities and operating results for both the current period and prior periods have been reclassified as discontinued operations. For a summary of our exit plan, see “Discontinued Operations” below.
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
In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing the Haymaker. Haymaker’s assets, liabilities, and operating results for both the current and prior periods have been classified as discontinued operations.
Remaining net working capital related to these divisions was $1.5 million and $4.0 million as of September 30, 2008 and 2007, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these divisions’ working capital, we could experience additional losses of working capital. We believe we have recorded adequate reserves to reflect the net realizable value of the working capital; however, subsequent events may impact our ability to monetize these assets.
The exit plan is complete for the divisions that we elected to exit in March 2006, and the operations of these subsidiaries ceased as of September 30, 2006. Mid-States’ operations were shut down as of June 30, 2007. Haymaker’s operations where shut down as of August 31, 2008. Revenue for these subsidiaries totaled $3.7 million, $11.5 million, $24.8 million and $81.7 million for the years ended September 30, 2008 and 2007 (Successor), the five-month period ended September 30, 2006 (Successor), and the seven-month period ended April 30, 2006 (Predecessor), respectively.
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

The second component of our restructuring program was initiated in our Commercial segment in September 2007. Under this portion of the restructuring, 17 of our divisions were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona. In connection with this realignment, we approved a transition and severance benefits plan for approximately 110 employees who have been or will be separated through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $1.9 million in severance charges for cash compensation and payroll taxes that will be paid out through January 2009 in the form of salary continuation. Since the inception of this program, we have recognized $2.2 million in severance charges for our Commercial segment.
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
Surety
Co-Surety Arrangement
We are party to that certain Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, as amended (the “Surety Agreement”), with one of our existing surety providers and certain of its affiliates (collectively, the “Initial Surety Provider”), which provides for surety bonds to support our contracts with certain of our customers. As of September 30, 2008, we had $467.9 million in aggregate face value of bonds insured under this bonding facility, and we had $108.4 million in bonded costs to complete under this facility. As of September 30, 2008, we maintained $9.6 million in cash collateral plus accrued interest with the Initial Surety Provider, as well as $21.0 million in letters of credit under the Surety Agreement. In November 2008, the Initial Surety Provider returned $5.0 million of this collateral to us.
Effective October 27, 2008, we entered into an amendment to our Surety Arrangement with the Initial Surety Provider and a second surety provider and certain of its affiliates (collectively, the “Co-Surety Provider”). This co-surety financing arrangement (the “Co-Surety Financing Arrangement”) provides for the Initial Surety Provider and the Co-Surety Provider, at their sole and absolute discretion, to issue up to an aggregate of $325.0 million in new surety bonds. The bond premium is an average of $11.25 per one thousand dollars of contract cost for projects less than 24 months in duration, with additional surcharges for projects extending beyond 24 months. Each surety provider will assume 50% of the risk of each bond written.
We are also party to a General Agreement of Indemnity, dated March 21, 2006, as amended, with an individual surety (the “Individual Surety Provider”), to supplement the bonding capacity. Under this facility, the Individual Surety Provider has agreed to extend aggregate bonding capacity not to exceed $150.0 million in additional bonding capacity, with a limitation on individual bonds of $15.0 million. The bonds from the Individual Surety Provider are not rated (as opposed to those of our other surety providers); however, the issuance of these bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp, as trustee, for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured.
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

Financing
The Tontine Capital Partners Term Loan
On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P. (“Tontine”), a related party. The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of our Eton Park Term Loan (as defined below).
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
Camden Note Payable
On August 1, 2008, we financed an insurance policy with a $4.6 million note payable from Camden Premium Finance, Inc. (the “Camden Note Payable”), bearing interest at 4.59% through July 1, 2010. Under the terms of the Camden Note Payable, we are to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until October 1, 2009, followed by ten equal payments of $167,589 (including principal and interest). As of September 30, 2008, we have a remaining liability of $4.4 million under the Camden Note Payable which reflects future principal payments.
The Revolving Credit Facility
On May 12, 2006, we entered into that certain Loan and Security Agreement, as amended (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders.
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
The Revolving Credit Facility contains customary affirmative, negative and financial covenants, which were modified in conjunction with this amendment of the Loan and Security Agreement. These financial covenants are described in more detail below. For additional information, see Note 7 to our consolidated financial statements set forth in Item 8 to this Amendment No. 1 to our Form 10-K. In connection with this amendment to the Loan and Security Agreement, we incurred a $275,000 charge from Bank of America, N.A., of which $200,000 has been classified as a prepaid expense and is being amortized over 12 months and $75,000 has been classified as a deferred financing fee and is being amortized over 24 months.
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
The Eton Park / Flagg Street Term Loan
Immediately preceding our emergence from Chapter 11, we had $51.9 million in senior convertible notes (the “Senior Convertible Notes”) outstanding. On the date we emerged from Chapter 11, May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates to refinance the Senior Convertible Notes. On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into a $25 million senior subordinated loan agreement with Tontine Capital Partners, L.P., the Tontine Term Loan (as described above). Along with a prepayment penalty of $2.1 million that was included in interest expense and accrued interest of $1.0 million, the payoff amount under the Eton Park Term Loan was $48.7 million. Finally, we wrote off previously unamortized debt issuance costs of $0.3 million on the Eton Park Term Loan. The Eton Park Term Loan bore interest at 10.75% per annum, subject to adjustment, as set forth in the loan agreement governing the Eton Park Term Loan, and was to mature on May 12, 2013.
Pre-Petition Credit Facility
On August 1, 2005, we entered into a three-year $80.0 million pre-petition asset-based revolving credit facility with Bank of America, N.A., as administrative agent (the “Pre-Petition Credit Facility”). The Pre-Petition Credit Facility allowed us and our subsidiaries to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the Pre-Petition Credit Facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80.0 million. The Pre-Petition Credit Facility was replaced by a Debtor-in-Possession Credit Facility (as defined below) on February 14, 2006.

Debtor-in-Possession Financing
On February 14, 2006, in connection with our Chapter 11 case, we entered into that certain Debtor-in-Possession Loan and Security Agreement, with Bank of America, N.A., as collateral and administrative agent (the “Debtor-in-Possession Credit Facility”). The Debtor-in-Possession Credit Facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006. The Debtor-in-Possession Credit Facility provided for an aggregate financing of $80.0 million while we were in bankruptcy, consisting of a revolving credit facility of up to $80.0 million, with a $72.0 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the Pre-Petition Credit Facility constituted obligations and liabilities under the Debtor-in-Possession Credit Facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the Pre-Petition Credit Facility during the seven-month period ended April 30, 2006 (Predecessor).
We utilized the Debtor-in-Possession Credit Facility to issue letters of credit for (i) certain insurance programs; (ii) our surety programs; and (iii) certain projects. On May 12, 2006, upon our emergence from Chapter 11, in accordance with the Plan, the Debtor-in-Possession Credit Facility was replaced by that certain Revolving Credit Facility (as defined above) with Bank of America, N.A.
Critical Accounting Policies
In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2 of our consolidated financial statements, set forth in Item 8 of this Amendment No. 1 to our Form 10-K, and at relevant sections in this discussion and analysis.
As a result of our Chapter 11 bankruptcy proceedings, we prepared our financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), from the commencement date through April 30, 2006, the date of adoption of fresh-start reporting. SOP 90-7 requires us to, among other things, (i) identify and disclose separately transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (ii) segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or post-petition liabilities, (iii) assess the applicability of fresh-start accounting upon emergence from bankruptcy and (iv) allocate the reorganization value to our assets and liabilities only if fresh-start is applicable. This allocation requires certain assumptions and estimates to determine the fair value of asset groups including estimates about future cash flows and discount rates, among other things.
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
We provide an allowance for doubtful accounts for unknown collection issues, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, our customers’ willingness to pay, general economic conditions, and the ongoing relationships with our customers. In addition to these factors, the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings. The analysis management utilizes to assess collectability of our receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.
We are insured for workers’ compensation, automobile liability, general liability, construction defects, employment practices and employee-related health care claims, subject to large deductibles. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate; however, self-insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents incurred but not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.
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
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. Beginning October 1, 2009, under the provisions of SFAS 141(R), reductions in the valuation allowance and contingent tax liabilities attributable to all periods, if any should occur, will be recorded as an adjustment to income tax expense.
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
New Accounting Pronouncements
In accordance with SOP 90-7, we were required to adopt all new accounting pronouncements upon emergence from bankruptcy, if issued prior to and have effective dates within one year of the date of adoption of fresh-start reporting. We adopted fresh-start reporting on April 30, 2006. These newly adopted accounting policies, as well as others, are described in Note 2 of our consolidated financial statements, set forth in Item 8 of this Amendment No. 1 to our Form 10-K, and at relevant sections in this discussion and analysis.
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

Reclassification of Historical Operating Results
In conjunction with our transformation program, IES management now analyzes our operating results across three operating segments: Commercial, Industrial and Residential. Expenses associated with our Corporate office are classified as a fourth segment. Presently, each of our 27 former divisions is classified into one of these three segments based on the primary market that division serves, and all of the operating activity of that division is considered part of that segment’s operating results, regardless of the nature of the work. In previous years, we allocated earnings according to the nature of the service provided; therefore, a division that served more than one customer group allocated its earnings according to the volume of services it provided each segment. In order to be consistent with our current three operating segments approach, we have reclassified our prior year earnings. This reclassification does not have any effect on our consolidated financial statements.
The following table presents selected historical results of operations of IES and subsidiaries (in millions).

	Successor						Predecessor
	Year Ended		Year Ended		Five Months Ended		Seven Months Ended
	September 30, 2008		September 30, 2007		September 30, 2006		April 30, 2006
	$	%	$	%	$	%	$	%
	(Dollars in millions. Percentage of net revenues)

Revenues	$818.3	100%	$890.3	100%	$413.1	100%	$509.9	100%
Cost of services	686.4	84%	745.4	84%	352.6	85%	431.2	85%

Gross profit	131.9	16%	144.9	16%	60.5	15%	78.7	15%
Selling, general and administrative expenses	119.1	14%	137.0	15%	53.1	13%	69.4	14%
(Gain) loss on sale of assets	(0.1)	(0)%	(0.0)	(0)%	0.0	0%	0.1	0%
Restructuring charges	4.6	1%	0.8	0%	—	—	—	—

Income from operations	8.3	1%	7.2	1%	7.4	2%	9.2	2%
Reorganization items, net	—	—%	—	—%	1.4	0%	(28.6)	(6)%
Interest and other expense, net	5.7	1%	5.5	1%	2.6	1%	15.2	3%

Income before income taxes	2.6	0%	1.7	0%	3.4	1%	22.6	4%
Provision for income taxes	2.4	0%	2.3	0%	0.4	0%	0.8	0%

Net income (loss) from continuing operations	0.2	0%	(0.6)	(0)%	3.0	1%	21.9	4%
Net loss from discontinued operations	(0.4)	(0)%	(3.8)	(0)%	(11.1)	(3)%	(14.1)	(3)%

Net income (loss)	(0.2)	0%	$(4.4)	(0)%	$(8.2)	(2)%	$7.8	2%

YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO YEAR ENDED SEPTEMBER 30, 2007
Revenues

	Successor
	Year Ended		Year Ended
	September 30, 2008		September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$473.6	57.9%	$460.2	51.7%
Industrial	129.7	15.8%	121.5	13.6%
Residential	215.0	26.3%	308.6	34.7%

Total Consolidated	$818.3	100.0%	$890.3	100.0%

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
Gross Profit

	Successor
	Year Ended		Year Ended
	September 30, 2008		September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$67.0	14.2%	$66.3	14.4%
Industrial	22.0	16.9%	21.4	17.6%
Residential	42.9	19.9%	57.2	18.5%

Total Consolidated	$131.9	16.1%	$144.9	16.3%

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
Our Commercial segment’s gross profit increased $0.7 million during the year ended September 30, 2008, as compared to the year ended September 30, 2007, driven primarily by $13.4 million of additional revenue, slightly offset by a 20 basis point decrease in gross margin during the 2008 fiscal year. Although we did have some higher input and fuel costs which reduced our margins, we were able to offset nearly all of the impact of those items through improvements in our overall project execution, which resulted from better project management, increased focus on selectivity, and the winding down of underperforming legacy projects primarily at two of our divisions.
Gross profit at our Industrial segment improved $0.6 million during the year ended September 30, 2008 as compared to the year ended September 30, 2007. The improved gross profit in our Industrial sector was correlated to higher project volumes which resulted in an $8.2 million increase in revenue during the 2008 fiscal year. Although revenues have increased, Industrial’s overall gross margin percentage declined approximately 70 basis points during the same period primarily as a result of an increase in time and material projects that have a lower fixed margin. Also affecting profit margin during the year ended September 30, 2008 was the increase in certain operating costs, notably transportation expenses, and the completion of several older low margin jobs during the year.
Selling, General and Administrative Expenses

	Successor
	Year Ended		Year Ended
	September 30, 2008		September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$38.7	8.1%	$48.3	10.5%
Industrial	7.5	5.7%	8.4	6.9%
Residential	33.3	15.5%	35.0	11.3%
Corporate	39.6	—%	45.3	—%

Total Consolidated	$119.1	14.6%	$137.0	15.4%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, consulting fees, travel and certain types of depreciation and amortization.
During the year ended September 30, 2008, our selling, general and administrative expenses were $119.1 million, a decrease of $17.9 million, or 13.1%, as compared to the year ended September 30, 2007. This decrease was due primarily to our strategic efforts to restructure our operations and to eliminate redundant positions and facilities. Since our restructuring program began we have eliminated approximately 160 positions. In addition, we have also been able to reduce many of our professional fees as we have improved our operating and financial controls and completed many of our turnaround efforts. Notable declines in our selling, general and administrative costs during the 2008 fiscal year as compared to the 2007 fiscal year, include: (i) a $9.7 million reduction in professional fees, including legal, consulting and accounting fees, (ii) a $6.6 million decrease in target incentives for our division leadership, (iii) a $1.1 million reduction in occupancy costs, and (iv) a $0.7 million reduction in general business and other expenses at our divisions.
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
In conjunction with our restructuring program we recognized the following costs during the years ended September 30, 2008 and 2007 (in thousands)

	Successor
	Year Ended
	September 30,
	2008	2007
Severance compensation	$2,473	$212
Consulting and other charges	1,994	612
Non-cash asset write offs	131	—

Total restructuring charges	$4,598	$824

Interest and Other Expense, net

	Successor
	Year Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Interest expense	$4,793	$8,162
Debt prepayment penalty	2,052	675
Deferred financing charges	1,778	1,295

Total interest expense	8,623	10,132

Interest income	2,094	4,297
Other income, net	888	336

Total interest and other expense, net	$5,641	$5,499

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
During the year ended September 30, 2008, other income of $0.9 million included a $1.1 million settlement with a group of former employees, out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages resulting from these employees’ departure from the Company. We collected this settlement in full in March 2008.
Provision for Income Taxes
Our effective tax rate from continuing operations decreased from 135.8% for year ended September 30, 2007 to 92.1% for the year ended September 30, 2008. The decrease is attributable to an increase in pretax net income resulting in a 39.9% reduction in the rate, a decrease in contingent tax liabilities resulting in a 8.1% decrease in the rate, and an increase in additional valuation allowances against certain state and federal deferred tax assets, resulting in a 17.6% decrease in the rate, and is offset by additional deferred tax assets incurred as a result of the enactment of the Texas Margins Tax, resulting in a 23.5% increase in the rate, and other adjustments, resulting in a 1.6% decrease in the rate.
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
YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO FIVE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
Revenues

	Successor
	Year Ended		Five Months Period Ended
	September 30, 2007		September 30, 2006
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$460.2	51.7%	$196.5	47.6%
Industrial	121.5	13.6%	54.1	13.1%
Residential	308.6	34.7%	162.5	39.3%

Total Consolidated	$890.3	100.0%	$413.1	100.0%

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

Gross Profit

	Successor
	Year Ended		Five Months Period Ended
	September 30, 2007		September 30, 2006
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$66.3	14.4%	$21.8	11.1%
Industrial	21.4	17.6%	8.6	15.9%
Residential	57.2	18.5%	30.1	18.5%

Total Consolidated	$144.9	16.3%	$60.5	14.6%

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
Selling, General and Administrative Expenses

	Successor
	Year Ended		Five-Month Period Ended
	September 30, 2007		September 30, 2006
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)
Commercial	$48.3	10.5%	$18.4	9.4%
Industrial	8.4	6.9%	3.9	7.2%
Residential	35.0	11.3%	17.0	10.5%
Corporate	45.3	—%	13.8	—%

Total Consolidated	$137.0	15.4%	$53.1	12.9%

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
Interest and Other Expense, net

	Successor
		Five-Month
	Year Ended	Period Ended
	September 30,	September 30,
	2007	2006
Interest expense	$8,162	$3,366
Debt prepayment penalty	675	—
Deferred financing charges	1,295	196

Total interest expense	10,132	3,562

Interest income	4,297	992
Other income, net	336	4

Total interest and other expense, net	$5,499	$2,566

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
Provision for Income Taxes
Our effective tax rate from continuing operations increased from 12.6% for the five-month period ended September 30, 2006 to 135.8% for the year ended September 30, 2007. The increase is attributable to a decrease in pretax net income, resulting in a 53.4% increase in the rate, a decrease in state income tax expense, resulting in a 37.8% increase in the rate, and an increase in additional valuation allowance against certain federal and state deferred tax assets, resulting in a 18.1% increase in the rate, and is offset by additional deferred tax assets as a result of the enactment of the Texas Margins Tax, resulting in a 10.0% increase in the rate, and other adjustments, resulting in 3.9% increase in the rate.

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
Cost Drivers
As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. For our 2008 fiscal year, costs derived from labor and related expenses accounted for 41% of our total costs. Our labor-related expenses totaled $283.9 million, $303.9 million, $136.8 million and $170.8 million for the years ended September 30, 2008 and 2007 (Successor), the five-month period ended September 30, 2006 (Successor), and the seven-month period ended April 30, 2006 (Predecessor), respectively. As of September 30, 2008, we had 4,938 full-time employees, of which 4,035 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. The remaining 903 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may contribute through a payroll deduction. We make matching cash contributions of 50% of each employee’s contribution up to 6% of that employee’s salary.
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
For additional information with respect to fresh start accounting, see Note 16, “Fresh-Start Reporting,” set forth in Item 8 to this Amendment No. 1 to our Form 10-K.
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
In August 2008, we determined that our Haymaker division, located in Birmingham, Alabama, would be shut down. Haymaker’s operating equipment was either transferred to other IES companies or sold to third parties, and all project work was completed prior to closing the company.
Summary of Discontinued Operations
The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized operating results for all discontinued operations are outlined below (in thousands):

	Successor			Predecessor
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,
	2008	2007	2006	2006
Revenues	$3,712	$11,537	$24,833	$81,742
Gross profit (loss)	$174	$(1,418)	$(6,741)	$(3,350)
Pre-tax loss	$(549)	$(4,977)	$(11,126)	$(14,068)
Working Capital

	Successor
	September 30,	September 30,
	2008	2007
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$64,709	$69,676
Restricted cash	—	20,000
Accounts receivable:
Trade, net of allowance of $3,566 and $2,600 respectively	132,273	131,792
Retainage	30,833	29,532
Costs and estimated earnings in excess of billings on uncompleted contracts	14,743	16,059
Inventories	12,856	15,260
Prepaid expenses and other current assets	6,728	4,612
Assets held for sale and from discontinued operations	1,967	6,486

Total current assets	$264,109	$293,417

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,905	$78
Accounts payable and accrued expenses	99,860	98,293
Billings in excess of costs and estimated earnings on uncompleted contracts	33,711	35,130
Liabilities related to assets held for sale and from discontinued operations	504	2,226

Total current liabilities	$136,980	$135,727

Working capital	$127,129	$157,690

During the year ended September 30, 2008, working capital decreased by $30.6 million, or 19.4%, as compared to September 30, 2007, primarily due to our repayment of the Eton Park Term Loan and our concurrent entrance into the Tontine Term Loan. On December 12, 2007, we entered into the $25.0 million Tontine Term Loan, the proceeds of which, together with cash on hand, were used to fund the repayment of the Eton Park Term Loan, which had an outstanding balance of $45.6 million; with accrued interest of $1.0 million and a prepayment penalty of $2.1 million, the total payment amount under the Eton Park Term Loan was $48.7 million.
During the year ended September 30, 2008, our current assets decreased by $29.3 million, or 10.0%, to $264.1 million, as compared to $293.4 million as of September 30, 2007. Cash and cash equivalents (including restricted cash), decreased by $25.0 million during the year ended September 30, 2008 as compared to September 30, 2007, of which amount, $23.7 million was related to the refinancing of our term loan agreements as discussed above. Trade accounts receivables, net, rose by $0.5 million at September 30, 2008 as compared to September 30, 2007, as days sales outstanding increased to 63 days as of September 30, 2008 from 58 days as of September 30, 2007. We attribute the increase in days sales outstanding to two factors: (i) we have generated a higher percentage of our revenues from the Industrial and Commercial segments in the current year, and projects in those markets tend to bring more complexity and can sometimes result in slower payments than the jobs within the Residential segment, and (ii) softening economic conditions for the construction industry as a whole has resulted in some companies aggressively managing their cash flow, leading to somewhat slower payment of invoices. Within the current financial environment, we continue to monitor the collectability of our receivables closely. We also experienced a $1.3 million increase in retainage and a $1.3 million decrease in costs in excess of billings during the year ended September 30, 2008 as compared to September 30, 2007. Inventories decreased by $2.4 million during the year ended September 30, 2008 as compared to September 30, 2007, reflecting the success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems and improved material management. Prepaid expenses and other current assets increased by a total of $2.1 million during the year ended September 30, 2008 as compared to September 30, 2007, primarily due to a two year $4.9 million insurance policy we entered in August 2008. Finally, we experienced a $4.5 million decrease in assets from discontinued operations during the year ended September 30, 2008 as compared to September 30, 2007, due in large part to the collection of a nearly $3.0 million receivable at one of our discontinued subsidiaries.
During the year ended September 30, 2008, our total current liabilities increased by $1.3 million, to $137.0 million, compared to $135.7 million as of September 30, 2007. We reduced liabilities at our discontinued operations by $1.7 million during the year ended September 30, 2008 as compared to September 30, 2007, as these units wound down their operations. During the year ended September 30, 2008, accounts payable increased $5.8 million as a result of our cash management efforts, while accrued expenses decreased $4.2 million as a result of reduced employment costs and lower overall activity. Billings in excess of costs decreased $1.4 million during the year ended September 30, 2008, due to reduction in operating levels, as compared to the year ended September 30, 2007. Finally, current maturities of long-term debt increased $2.8 million in fiscal year 2008 compared to fiscal year 2007 due to a two year insurance policy that we funded with a $4.6 million note payable.
Liquidity and Capital Resources
On September 30, 2008, we had cash and cash equivalents of $64.7 million, working capital of $127.1 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, $34.0 million of letters of credit outstanding and available capacity under our Revolving Credit Facility of $26.0 million.
During the year ended September 30, 2008, we generated $15.2 million in cash from our operating activities, principally generated by our net income and the effect of non-cash operating expenses. During this same period, we generated $7.6 million of cash inflows from our investing activities, primarily due to the release of $20.0 million of restricted cash by Bank of America, N.A. under our Revolving Credit Facility, partially offset by capital expenditures of $13.4 million. Our 2008 capital expenditures included $11.6 million for hardware and software related to our three system implementations. Finally, during the year ended September 30, 2008, we had cash outflows of $27.7 million from our financing activities, due to $16.1 million in payments, net of borrowings, of long-term debt and $11.0 million for the acquisition of treasury stock.

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
In addition to our Initial Surety Provider and Co-Surety Provider, we also have additional surety bonding from another provider. As of September 30, 2008, the expected cumulative cost to complete for projects covered by three surety providers was $109.4 million. As of September 30, 2008, we also had $41.1 million in aggregate face value of bonds issued by our Individual Surety Provider. For more information, see “Surety” above.
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
As of September 30, 2008, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations	$2,778	$1,641	$25,000	$—	$29,419
Operating lease obligations	$8,264	$10,784	$2,616	$—	$21,664
Capital lease obligations	$127	$98	$—	$—	$225

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Standby letters of credit	$34,037	$—	$—	$—	$34,037
Other commitments (1)	$—	$150	$—	$—	$150

(1)	Balance of investment commitment in EnerTech.
Outlook
We anticipate that the combination of cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures to be approximately $8.0 million for the twelve months ending September 30, 2009. Our ability to generate cash flow is dependent on many factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, the ability to consummate transactions to dispose of businesses and our ability to borrow on our Revolving Credit Facility. We will continue to monitor customer demand and credit market conditions and manage both capital and administrative spending where possible, should these economic factors indicate it is necessary to do so. For additional information, see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K/A.
Inflation
During 2008, commodity prices were highly volatile, and we experienced rapid increases and decreases in prices of copper, aluminum, steel and fuel. Over the long-term, we expect to be able to pass along a significant portion of these costs to our customers, as market conditions in the construction industry will allow.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The primary objective of the following forward-looking information is to provide forward-looking quantitative and qualitative information about our exposure to market risk. The information provides indicators of how we view and manage our ongoing market risk exposures. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K/A.
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
Liabilities — Debt:
Fixed Rate	$2,778	$1,641	$—	$—	$25,000	$—	$29,419
Interest Rate	4.59%	4.59%	—	—	11.0%	—	10.0%

Fair Value of Debt:
Fixed Rate	$2,778	$1,641	$—	$—	$27,371	$—	$31,790

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Integrated Electrical Services, Inc.
We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008 (Successor), the period from May 1, 2006 to September 30, 2006 (Successor) and the period from October 1, 2005 to April 30, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 18, the Company has restated its previously issued consolidated financial statements for the year ended September 30, 2008.
As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income tax contingencies with the adoption of the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48 (codified in FASB ASC Topic 740, Income Taxes) effective October 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integrated Electrical Services, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2008, except for the effects of the material weakness identified in the sixth paragraph of that report, as to which the date is December 14, 2009, expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
December 15, 2008, except for the matters discussed in Note 18, as to which the date is December 14, 2009.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	Successor
	September 30,	September 30,
	2008	2007
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,709	$69,676
Restricted cash	—	20,000
Accounts receivable:
Trade, net of allowance of $3,556 and $2,600, respectively	132,273	131,792
Retainage	30,833	29,532
Costs and estimated earnings in excess of billings on uncompleted contracts	14,743	16,059
Inventories	12,856	15,260
Prepaid expenses and other current assets	6,728	4,612
Assets held for sale from discontinued operations	1,967	6,486

Total current assets	264,109	293,417

PROPERTY AND EQUIPMENT, net	26,123	22,095
GOODWILL	4,892	14,574
OTHER NON-CURRENT ASSETS, net	25,414	23,336

Total assets	$320,538	$353,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,905	$78
Accounts payable and accrued expenses	99,860	98,293
Billings in excess of costs and estimated earnings on uncompleted contracts	33,711	35,130
Liabilities related to assets held for sale and from discontinued operations	504	2,226

Total current liabilities	136,980	135,727
LONG-TERM DEBT, net of current maturities	26,739	45,698
OTHER NON-CURRENT LIABILITIES	10,584	18,072

Total liabilities	174,303	199,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,418,357 shares issued and 14,753,779 and 15,339,086 outstanding, respectively	154	154
Treasury stock, at cost, 654,023 and 79,271 shares, respectively	(11,591)	(1,716)
Additional paid-in capital	170,023	168,070
Retained deficit	(12,351)	(12,583)

Total stockholders’ equity	146,235	153,925

Total liabilities and stockholders’ equity	$320,538	$353,422

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share Information)

	Successor			Predecessor
	Year Ended	Year Ended	Five Months Ended	Seven Months
	September 30,	September 30,	September 30,	Ended April 30,
	2008	2007	2006	2006
	(Restated)
Revenues	$818,287	$890,351	$413,054	$509,867
Cost of services	686,358	745,429	352,556	431,175

Gross profit	131,929	144,922	60,498	78,692
Selling, general and administrative expenses	119,160	136,969	53,115	69,409
(Gain) loss on sale of assets	(114)	(46)	18	107
Restructuring charges	4,598	824	—	—

Income from operations	8,285	7,175	7,365	9,176

Reorganization items (Note 10)	—	—	1,419	(28,608)

Other (income) expense:
Interest expense	8,623	10,132	3,562	15,994
Interest (income)	(2,094)	(4,297)	(992)	(1,065)
Other, net	(888)	(336)	(4)	241

Interest and other expense, net	5,641	5,499	2,566	15,170

Income from continuing operations before income taxes	2,644	1,676	3,380	22,614
Provision for income taxes	2,436	2,276	425	758

Net income (loss) from continuing operations	208	(600)	2,955	21,856

Discontinued operations (Note 3)
Loss from discontinued operations (including gain on disposal of $57, $53, $129, and $746, respectively)	(616)	(4,977)	(11,126)	(14,068)
Provision (benefit) for income taxes	(221)	(1,165)	—	—

Net loss from discontinued operations	(395)	(3,812)	(11,126)	(14,068)

Net income (loss)	$(187)	$(4,412)	$(8,171)	$7,788

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.04)	$0.19	$1.46

Discontinued operations	$(0.02)	$(0.25)	$(0.74)	$(0.94)

Total	$(0.01)	$(0.29)	$(0.55)	$0.52

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.04)	$0.19	$1.42

Discontinued operations	$(0.02)	$(0.25)	$(0.72)	$(0.91)

Total	$(0.01)	$(0.29)	$(0.53)	$0.51

Shares used in the computation of earnings (loss) per share (Note 2):
Basic	14,938,619	15,058,972	14,970,502	14,970,502

Diluted	15,025,023	15,058,972	15,373,969	15,373,969

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

					Restricted Voting				Unearned	Additional		Total
	Old Common Stock		New Common Stock		Common Stock		Treasury Stock		Restricted	Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
BALANCE, September 30, 2005 (Predecessor)	39,024,209	$390	—	$—	2,605,709	$26	(2,416,377)	$(13,022)	$(1,183)	$430,996	$(401,348)	$15,859
Issuance of stock	25,717	—	—	—	—	—	—	—	—	26	—	26
Vesting of restricted stock	—	—	—	—	—	—	161,787	2,092	—	(2,161)	—	(69)
Adoption of SFAS 123(R)	—	—	—	—	—	—	—	—	1,183	(1,183)	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,191	—	1,191
Net income	—	—	—	—	—	—	—	—	—	—	7,788	7,788
Reorganization adjustments	(39,049,926)	(390)	15,326,885	153	(2,605,709)	(26)	2,254,590	10,930	—	124,880	—	135,547
Fresh-start adjustments	—	—	—	—	—	—	—	—	—	(393,560)	393,560	—

BALANCE, April 30, 2006 (Predecessor)	—	$—	15,326,885	$153	—	$—	—	$—	$—	$160,189	$—	$160,342

Sale of stock	—	—	58,072	1	—	—	—	—	—	999	—	1,000
Issuance of stock	—	—	33,400	—	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(21,715)	(394)	—	394	—	—
Non-cash compensation	—	—	—	—	—	—	—	—	—	1,472	—	1,472
Net loss	—	—	—	—	—	—	—	—	—	—	(8,171)	(8,171)

BALANCE, September 30, 2006 (Successor)	—	$—	15,418,357	$154	—	$—	(21,715)	$(394)	$—	$163,054	$(8,171)	$154,643
Restricted stock grant	—	—	—	—	—	—	27,600	490	—	(490)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(57,318)	(1,299)	—	1,299	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(41,504)	(806)	—	—	—	(806)
Non-cash compensation	—	—	—	—	—	—	—	—	—	4,150	—	4,150
Issuance of treasury stock	—	—	—	—	—	—	13,666	293	—	57	—	350
Net loss	—	—	—	—	—	—	—	—	—	—	(4,412)	(4,412)

BALANCE, September 30, 2007 (Successor)	—	$—	15,418,357	$154	—	$—	(79,271)	$(1,716)	$—	$168,070	$(12,583)	$153,925

Adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	419	419
Common stock retired	—	—	(10,555)	—	—	—	—	—	—	—	—	—
Restricted stock grant	—	—	—	—	—	—	101,650	2,179	—	(2,179)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(56,248)	(1,026)	—	1,026	—	—
Acquisition of treasury stock	—	—	—	—	—	—	(620,154)	(11,028)	—	—	—	(11,028)
Non-cash compensation	—	—	—	—	—	—	—	—	—	3,106	—	3,106
Net income (as restated)	—	—	—	—	—	—	—	—	—	—	(187)	(187)

BALANCE, September 30, 2008 (Successor) (as restated)	—	$—	15,407,802	$154	—	$—	(654,023)	$(11,591)	$—	$170,023	$(12,351)	$146,235

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Successor			Predecessor
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,
	2008	2007	2006	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(187)	$(4,412)	$(8,171)	$7,788
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations	395	3,812	11,126	14,068
Bad debt expense	2,875	1,852	1,114	782
Deferred financing cost amortization	1,778	1,303	732	6,345
Depreciation and amortization	7,927	9,812	3,443	4,011
Paid in kind interest	—	4,992	2,603	—
Impairment of long-lived assets	—	11	55	304
Loss (gain) on sale of property and equipment	(47)	(59)	18	107
Non-cash compensation expense	3,106	4,150	1,472	1,219
Impairment of investment	—	—	223	—
Non-cash reorganization items	—	—	—	(42,206)
Non-cash restructuring write-offs	131	—	—	—
Equity in (gains) losses of investment	149	(217)	—	—
Goodwill adjustment — utilization of deferred tax assets under SOP 90-7	1,938	—	—	—
Deferred income tax	—	(148)	575	6
Changes in operating assets and liabilities:
Accounts receivable	(4,808)	15,615	(17,060)	4,989
Inventories	2,404	10,598	(3,154)	(1,957)
Costs and estimated earnings in excess of billings	1,316	(3,088)	5,931	(2,924)
Prepaid expenses and other current assets	290	3,371	(4,298)	(1,731)
Other non-current assets	(3,608)	5,241	(3,049)	(846)
Accounts payable and accrued expenses	289	(7,490)	10,021	12,101
Billings in excess of costs and estimated earnings	(1,418)	2,182	6,643	492
Other non-current liabilities	(70)	1,594	1,050	542

Net cash provided by continuing operations	12,460	49,119	9,274	3,090
Net cash provided by (used in) discontinued operations	2,123	9,742	7,372	(3,503)

Net cash provided by (used in) operating activities	14,583	58,861	16,646	(413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,862)	(2,708)	(1,324)	(1,620)
Proceeds from sales of property and equipment	358	847	34	82
Investments in unconsolidated affiliate	—	(200)	(1,300)	(450)
Distribution from unconsolidated affiliate	488	379	—	—
Changes in restricted cash	20,000	—	132	(10,536)

Net cash provided by (used in) investing activities of continuing operations	7, 984	(1,682)	(2,458)	(12,524)
Net cash provided by investing activities of discontinued operations	200	118	222	5,824

Net cash provided by (used in) investing activities	8,184	(1,564)	(2,236)	(6,700)

	Successor			Predecessor
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,
	2008	2007	2006	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	29,967	72	—	53,021
Repayments of debt	(46,098)	(15,053)	(11)	(50,030)
Issuance of common stock	—	—	1,000	—
Purchases of treasury stock	(11,028)	(806)	—	—
Payments for debt issuance costs	(575)	—	(102)	(3,503)
Payments for reorganization items including debt restructure costs	—	—	(4,104)	(3,751)

Net cash used in financing activities	(27,734)	(15,787)	(3,217)	(4,263)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,967)	41,510	11,193	(11,376)
CASH AND CASH EQUIVALENTS, beginning of period	69,676	28,166	16,973	28,349

CASH AND CASH EQUIVALENTS, end of period	$64,709	$69,676	$28,166	$16,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,842	$3,938	$1,072	$3,266
Cash paid for income taxes	$654	$575	$303	$971
Assets acquired under capital lease	$125	$—	$—	$111
Supplemental Cash Flow Information
During the year ended September 30, 2008 (Successor), we financed a prepaid insurance policy with a $4.6 million debt agreement that had a $4.4 million balance as of September 30, 2008.
During the year ended September 30, 2008, we recorded an $8.2 million decrease in contingent tax liabilities, offset by a $7.8 million decrease in goodwill and a $0.4 million increase in retained earnings. We also utilized $1.9 million of deferred tax assets which was also treated as a reduction of goodwill. See Note 2 of our consolidated financial statements for additional discussion of these transactions.
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
On November 12, 2008, our largest shareholder, Tontine Capital Partners, L.P. (“Tontine”), announced that it has begun to explore alternatives to divest its holdings in the Company. Tontine, together with its affiliates, owns approximately 58% of our outstanding common stock. Alternatives for the divestiture could be made by means of: (a) dispositions through open market sales, underwritten offerings or privately negotiated sales by Tontine, (b) a sale of the Company, or (c) distributions by Tontine of its interests in the Company to its respective investors. Our Board of Directors is evaluating the announcement and expects that it will work together with Tontine to pursue a course of action that will be in the best interests of all shareholders. The sale or disposition of our shares by Tontine would trigger change of control provisions in our employment agreements and in our financing and surety arrangements.
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
Voluntary Reorganization Under Chapter 11
On February 14, 2006, we filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Bankruptcy Court jointly administered these cases as “In re Integrated Electrical Services, Inc. et. al., Case No. 06-30602-BJH-11.” On April 26, 2006, the Bankruptcy Court entered an order approving and confirming the plan of reorganization (the “Plan”). The Plan was filed as Exhibit 2.1 to our current report on Form 8-K, filed on April 28, 2006. We operated our businesses and managed our properties as debtors-in-possession in accordance with the bankruptcy code from February 14, 2006 through our emergence from Chapter 11 on May 12, 2006, the effective date of the Plan (the “Plan Effective Date”). See discussion of the terms of the Plan and the effects on the financial statements in Note 16.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill and long-lived asset impairments and adjustments for fresh-start accounting, allowance for doubtful accounts receivable, stock-based compensation, assumptions regarding estimated costs to exit certain divisions, realizability of deferred tax assets and self-insured claims liabilities.

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
Securities and Equity Investments
Energy Photovoltaics, Inc.
On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. (“Tontine Capital Overseas”), a related party and an affiliate of Tontine, which together with its affiliates, owns approximately 58% of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors.
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
We had previously accounted for our original investment in EPV under the equity method of accounting and, accordingly, recorded our share of EPV’s losses. Because our current investment in EPV was less than 20%, we began to account for this investment using the cost method of accounting beginning in July 2006. The carrying amount of the original investment prior to this new investment was zero at September 30, 2005, as a result of recording our pro-rata share of losses and an impairment charge of $0.7 million. Additionally, we had a note receivable from EPV of $1.8 million that was completely written off prior to September 30, 2005. In conjunction with the new investment of $1.0 million in exchange for EPV common stock, we converted the previous note receivable and the previous preferred stock investment into common stock of EPV. As of September 30, 2008, we own approximately 17.8% of EPV’s outstanding common stock, and our ownership stake would be reduced to 14.2% on a diluted basis if all stock options were to be exercised. This ownership percentage could further decrease with the conversion of senior convertible notes at the time of an initial public offering of EPV. The carrying value of our investment in EPV was $1.0 million as of September 30, 2008, which is less than our estimated fair value of the investment.
EnerTech Capital Partners II L.P.
Through September 30, 2008, we have invested $4.9 million under our commitment to EnerTech Capital Partners II L.P. (“EnerTech”). The EnerTech fund will terminate on December 31, 2009 unless extended by EnerTech’s general partner for up to four years with the consent of the fund’s investors. This investment is accounted for using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. During the year ended September 30, 2008, we recorded an impairment charge of $0.5 million on our investment in EnerTech based on both known and estimated losses on investments within the fund’s portfolio. These losses were determined to be other-than-temporary based on our understanding of the projected valuations of the private companies that make up the portfolio and the equity market performance of similar investments. Given the current market conditions, further impairments may be necessary.

The carrying value of our investment in EnerTech at September 30, 2008 and 2007 was $2.3 million and $2.9 million, respectively. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2008 and 2007.

	September 30,	September 30,
	2008	2007
Carrying value	$2,341	$2,870
Unrealized gains (losses)	—	1,171

Fair value	$2,341	$4,041

Arbinet-thexchange Inc.
On May 15, 2006, we received a distribution from our investment in EnerTech of 32,967 shares in Arbinet-thexchange Inc. (“Arbinet”). The investment is a marketable security available for sale. The carrying and market value of the investment at September 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively.
Property and Equipment
Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was $7.0 million and $8.5 million, respectively, for the years ended September 30, 2008 and 2007 (Successor), $3.8 million for the five months ended September 30, 2006 (Successor), and $4.0 million for the seven months ended April 30, 2006 (Predecessor).
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
Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances (amounts in thousands):

	Successor
	September 30,	September 30,
	2008	2007
Commercial	$—	$—
Industrial	175	447
Residential	4,717	14,127

	$4,892	$14,574

During the year ended September 30, 2008, as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109,” we recorded an $8.2 million decrease in contingent tax liabilities. The reduction of the contingent tax liabilities resulted in a $7.8 million decrease in goodwill as prescribed by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and a $0.4 million increase in retained earnings. Also in conjunction with SOP 90-7, we utilized $1.9 million of deferred tax assets which was also treated as a reduction of goodwill.

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
Services work, which represents less than 10% of consolidated revenue, consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from services work are recognized when services are performed, in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition.”
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
As of September 30, 2008 and 2007, there were no material revenues recorded associated with any claims. As of September 30, 2006, we recorded unbilled revenues for certain significant gross claims totaling $3.9 million, of which $2.8 million was included in assets held for sale associated with discontinued operations and $1.1 million was included in costs and estimated earnings in excess of billings on uncompleted contracts. In addition, billed accounts receivable as of September 30, 2006 related to these claims totaled $0.7 million, of which $0.6 million was included in assets held for sale associated with discontinued operations and $0.1 million was included in accounts receivable. These claims related to disputes with customers over defects in the customers’ design specifications. During the year ended September 30, 2007, we settled one claim at no additional cost to the Company, and we settled the other claim for a loss of approximately $1.8 million which was included in income (loss) from discontinued operations.

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
Self-Insurance
We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2008, we compiled our historical data pertaining to the self-insurance experiences and utilized the services of an actuary to assist in the determination of the ultimate loss associated with our self-insurance programs for workers’ compensation, auto and general liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs and have recorded the present value of the actuarial determined ultimate losses under our workers’ compensation, auto and general liability programs of $11.3 million and $13.3 million at September 30, 2008 and 2007, respectively. The present value is based on the expected cash flow to be paid out under the workers’ compensation, automobile and general liability programs discounted at five percent for those claims not expected to be paid within twelve months. The undiscounted ultimate losses related to the workers’ compensation, automobile and general liability programs were $12.4 million and $14.6 million at September 30, 2008 and 2007, respectively. Total expense for these programs including healthcare was approximately $19.1 million and $27.2 million, respectively, for the years ended September 30, 2008 and 2007 (Successor), $13.6 million for the five months ended September 30, 2006 (Successor), and $17.2 million for the seven months ended April 30, 2006 (Predecessor). The present value of all self-insurance reserves for the healthcare, workers’ compensation, auto and general liability recorded at September 30, 2008 and 2007 was $12.8 million and $15.1 million, respectively. The undiscounted ultimate losses of all self-insurance reserves at September 30, 2008 and 2007, was $14.0 million and $16.4 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows (in thousands):

Year Ended September 30:
2009	$5,536
2010	2,675
2011	1,823
2012	1,269
2013	723
Thereafter	2,019

Total	$14,045

We had letters of credit of $13.0 million outstanding at September 30, 2008 to collateralize our self-insurance obligations.
Realization of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of property and equipment or other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. Estimated fair values are determined based on expected future cash flows discounted at a rate we believe incorporates the time value of money, the expectations about future cash flows and an appropriate risk premium.
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
The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2008 and 2007 (Successor), the five months ended September 30, 2006 (Successor), and the seven months ended April 30, 2006 (Predecessor), (in thousands, except share information):

	Successor			Predecessor
				Seven Months
	Year Ended	Year Ended	Five Months Ended	Ended
	September 30,	September 30,	September 30,	April 30,
	2008	2007	2006	2006
	(Restated)
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$207	$(600)	$2,877	$21,283
Net income from continuing operations attributable to restricted shareholders	1	—	78	573

Net income (loss) from continuing operations	$208	$(600)	$2,955	$21,856

Net loss from discontinued operations attributable to common shareholders	$(395)	$(3,812)	$(11,126)	$(14,068)
Net income from discontinued operations attributable to restricted shareholders	—	—	—	—

Net loss from discontinued operations	$(395)	$(3,812)	$(11,126)	$(14,068)

Net income (loss) attributable to common shareholders	$(187)	$(4,412)	$(8,171)	$7,584
Net income attributable to restricted shareholders	—	—	—	204

Net income (loss)	$(187)	$(4,412)	$(8,171)	$7,788

Denominator:
Weighted average common shares outstanding — basic	14,938,619	15,058,972	14,970,502	14,970,502
Effect of dilutive stock options and non-vested restricted stock	86,404	—	403,467	403,467

Weighted average common and common equivalent shares outstanding — diluted	15,025,023	15,058,972	15,373,969	15,373,969

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.01	$(0.04)	$0.19	$1.46
Basic loss per share from discontinued operations	$(0.02)	$(0.25)	$(0.74)	$(0.94)
Basic earnings (loss) per share	$(0.01)	$(0.29)	$(0.55)	$0.52

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.01	$(0.04)	$0.19	$1.42
Diluted loss per share from discontinued operations	$(0.02)	$(0.25)	$(0.72)	$(0.91)
Diluted earnings (loss) per share	$(0.01)	$(0.29)	$(0.53)	$0.51

For the year ended September 30, 2008 (Successor), 56,000 stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the year ended September 30, 2007 (Successor), 191,471 stock options and 236,748 shares of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations and the options’ exercise prices were greater than the average market price of our common stock. For the five months ended September 30, 2006 (Successor), 151,471 million stock options were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average market price of our common stock. For the seven months ended April 30, 2006 (Predecessor), no stock options were included in the computation of fully diluted earnings per share because all options were cancelled in conjunction with our restructuring.
Stock-Based Compensation
We follow SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) to measure and record compensation expense for all share-based payment awards made to employees and directors including restricted stock grants and employee stock options. SFAS 123(R) requires companies to expense the fair value of employee stock options and other equity-based compensation beginning on the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.
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
Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is an input variable under the Black-Scholes option pricing model, but it is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2008 and 2007 (Successor) and the five-month period ended September 30, 2006 (Successor) are disclosed in the table that follows:

	Successor
	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2008(1)	2007(1)	2006(2)
Weighted average value per option granted during the period	$8.99	$13.34	$7.32
Assumptions (3)
Stock price volatility	51.9%	43.6%	48.9%
Risk-free rate of return	3.3%	4.8%	5.1%
Option term	10.0 years	10.0 years	7.3 years
Expected life	6.0 years	6.0 years	5.0 years
Forfeiture rate (4)	0.0%	0.0%	0.0%

(1)	Calculated using a binomial model.

(2)	Calculated using the Black-Scholes model.

(3)	We do not currently pay dividends on our common stock.

(4)	The forfeiture rate for these options is assumed to be zero based on the limited number of employees who have been awarded stock options.
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
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and our consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, SFAS 159 will have on our financial results for our fiscal year beginning on October 1, 2008; however, as we do not intend to elect fair value for any of our assets and liabilities, there should be no impact.
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which outlines a consistent framework for selecting accounting principles to be used when preparing financial statements for nongovernmental entities that are presented in conformity with United States GAAP. The current United States GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that SFAS 162 will have a change in current practice, and we do not believe that SFAS 162 will have an impact on our operating results, financial position or cash flows.
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
The first component of our restructuring program was initiated in our Industrial segment in June 2007. Under this portion of the planned restructuring, 5 of our divisions were integrated under the IES Industrial segment, and the support and administrative functions of those businesses were combined at an operating location in Houston, Texas. In connection with this realignment, we approved a transition and severance benefits program for 28 employees who were separated from the Company through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $0.4 million in severance charges for the value of cash compensation and payroll taxes that will be paid out through January 2009 in the form of salary continuation. Since the inception of this program, we have recognized $0.5 million in severance charges for our Industrial segment. These charges have been included in the caption “Restructuring Charges” in the consolidated statement of operations. We have a remaining severance liability of approximately $45,000 included in accrued expenses at September 30, 2008.
The second component of our restructuring program was initiated in our Commercial segment in September 2007. Under this portion of the restructuring, 17 of our divisions were integrated under the IES Commercial segment, and the support and administrative functions of those businesses were combined at an operating location in Tempe, Arizona. In connection with this realignment, we approved a transition and severance benefits plan for approximately 110 employees who have been or will be separated through the elimination of redundant positions. During the year ended September 30, 2008 (Successor), we recognized approximately $1.9 million in severance charges for cash compensation and payroll taxes that will be paid out through January 2009 in the form of salary continuation. Since the inception of this program, we have recognized $2.2 million in severance charges for our Commercial segment. These charges have been identified within the “Restructuring Charges” caption in our consolidated statement of operations. We have a remaining severance liability of $0.6 million included in accrued expenses at September 30, 2008.
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

The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting /
	Charges	Other Charges	Total
Restructuring liability at September 30, 2007	$208	$180	$388
Restructuring charges incurred during the year ended September 30, 2008	2,473	2,125	4,598
Less — cash payments during the year ended September 30, 2008	(2,043)	(2,121)	(4,164)
Less — non-cash expenses / write-offs	—	(131)	(131)

Restructuring liability at September 30, 2008	$638	$53	$691

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
Summarized Data for Discontinued Operations
The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized financial data for all discontinued operations are outlined below (dollars in thousands):

	Successor			Predecessor
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	September 30,	September 30,	September 30,	April 30,
	2008	2007	2006	2006
Revenues	$3,712	$11,537	$24,833	$81,742
Gross profit (loss)	$174	$(1,418)	$(6,741)	$(3,350)
Pre-tax loss	$(616)	$(4,977)	$(11,126)	$(14,068)

	Successor
	September 30,	September 30,
	2008	2007
Accounts receivable, net	$1,967	$6,163
Inventory	—	8
Costs and estimated earnings in excess of billings on uncompleted contracts	—	70
Other current assets	—	6
Property and equipment, net		239

Total assets	$1,967	$6,486

Accounts payable	$201	$562
Accrued liabilities	280	719
Billings in excess of costs and estimated earnings on uncompleted contracts	23	945

Total liabilities	504	2,226

Net assets	$1,463	$4,260

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
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated	Successor
	Useful Lives	September 30,	September 30,
	in Years	2008	2007
Land	N/A	$3,042	$3,042
Buildings	5-32	6,594	6,594
Transportation equipment	3-5	2,965	6,520
Machinery and equipment	3-10	3,168	2,761
Leasehold improvements	5-10	1,093	1,194
Information systems	2-8	17,782	7,713
Furniture and fixtures	5-7	424	996

		$35,068	$28,820
Less — Accumulated depreciation and amortization		(8,945)	(6,725)

Property and equipment, net		$26,123	$22,095

We adopted fresh-start accounting effective April 30, 2006 (see Note 16). In accordance with SOP 90-7, our property and equipment was adjusted to its estimated fair value and accumulated depreciation was reset to zero.
Information Systems
During the years ended September 30, 2008 and 2007 (Successor), we capitalized $8.4 million and $2.2 million, respectively, of computer and software development costs associated with new system implementations. Because we did not complete these related system implementations until the fourth quarter of 2008, amortization of these costs were $0.2 million and none, respectively, during the years ended September 30, 2008 and 2007 (Successor).
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

	September 30, 2008 (Successor)
	Gross Carrying	Accumulated	Net Carrying	Estimated Useful
	Amount	Amortization	Amount	Life
	(Dollar amounts in thousands)
Leasehold interests	$93	$54	$39	4-55 months
Customer relationships	2,170	1,729	441	36-42 months
Contract backlog	658	658	—	10-12 months
Non-compete agreements	1,200	1,200	—	24 months
Trade names	2,026	295	1,731	12 months

Total	$6,147	$3,936	$2,211

	September 30, 2007 (Successor)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(Dollar amounts in thousands)
Leasehold interests	$93	$32	$61
Customer relationships	2,170	1,013	1,157
Contract backlog	658	658	—
Non-compete agreements	1,200	850	350
Trade names	2,026	173	1,853

Total	$6,147	$2,726	$3,421

Estimated Amortization Expense for Fiscal Years Ending September 30:
2009	$2,190
2010	19
2011	2
Thereafter	—

Total	$2,211

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

During our 2008 fiscal year, we rebranded our lines of business as IES Commercial, IES Industrial and IES Residential to enhance our ability to market the Company as a fully-integrated national brand. As a result, we will phase out the use of the trade names we were using after our adoption of fresh-start accounting. This phase out period will be over the course of our 2009 fiscal year, and the remaining $1.7 million of intangible assets capitalized as trade names will be fully amortized over this period.
6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Successor
	September 30,	September 30,
	2008	2007
Balance at beginning of period	$2,600	$1,729
Additions to costs and expenses	2,875	1,852
Deductions for uncollectible receivables written off, net of recoveries	(1,919)	(981)

Balance at end of period	$3,556	$2,600

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	September 30,
	2008	2007
Accounts payable, trade	$44,875	$38,931
Accrued compensation and benefits	24,240	28,921
Accrued self-insurance liabilities	12,204	14,660
Other accrued expenses	18,541	15,781

	$99,860	$98,293

Contracts in progress are as follows (in thousands):

	September 30,	September 30,
	2008	2007
Costs incurred on contracts in progress	$581,345	$377,745
Estimated earnings	87,222	47,824

	668,567	425,569
Less — Billings to date	(687,535)	(444,640)

Net contracts in progress	$(18,968)	$(19,071)

Costs and estimated earnings in excess of billings on uncompleted contracts	$14,743	$16,059
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(33,711)	(35,130)

Net contracts in progress	$(18,968)	$(19,071)

Other non-current assets are comprised of the following (in thousands):

	Successor
	September 30,	September 30,
	2008	2007

Deposits	$11,845	$11,665
Deferred tax assets	4,665	3,062
Prepaid insurance, long term	2,256	—
Securities and equity investments	3,431	4,068
Identifiable intangible assets	2,211	3,421
Other	1,006	1,120

Total	$25,414	$23,336

7. DEBT
Debt consists of the following (in thousands):

	September 30,	September 30,
	2008	2007

Tontine Term Loan, due May 12, 2013, bearing interest at 11.00%	$25,000	$—
Eton Park Term Loan, due May 12, 2013, bearing interest at an adjusted rate of 10.75%	—	45,598
Camden Note Payable, due July 1, 2010, bearing interest at 4.59%	4,419	—
Capital leases and other	225	178

Total debt	29,644	45,776
Less — Short-term debt and current maturities of long-term debt	(2,905)	(78)

Total long-term debt	$26,739	$45,698

Future payments on debt at September 30, 2008 are as follows (in thousands):

2009	$2,905
2010	1,731
2011	8
2012	—
2013	25,000
Thereafter	—

Total	$29,644

For the years ended September 30, 2008 and 2007 (Successor), we incurred net interest expense of $6.5 million and $5.8 million, respectively. For the five-month period ended September 30, 2006 (Successor) and the seven-month period ended April 30, 2006 (Predecessor), we incurred net interest expense of $2.6 million and $14.9 million, respectively.
The Tontine Capital Partners Term Loan
On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P. (“Tontine”), a related party. The proceeds of the Tontine Term Loan, together with cash on hand, were used to fund the repayment of our Eton Park Term Loan (as defined below).
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
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement, as amended (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders.
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
Senior Convertible Notes
On April 30, 2006, we had outstanding $50.0 million in aggregate principal amount of senior convertible notes (the “Senior Convertible Notes”). Investors in the Senior Convertible Notes agreed to a purchase price equal to 100% of the principal amount of the notes. The Senior Convertible Notes required payment of interest semi-annually in arrears at an annual rate of 6.5%, had a stated maturity of November 1, 2014, constituted senior unsecured obligations, were guaranteed on a senior unsecured basis by our significant domestic subsidiaries, and were convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion price of $3.25 per share (on a pre reverse split basis), subject to adjustment.

The Senior Convertible Notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, we adjusted the carrying value of the Senior Convertible Notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.7 million, derivative liabilities of $1.5 million and net discounts of $0.7 million to reorganization items for a net pre-tax impact of zero for the five months ended September 30, 2006 (Successor), and $1.9 million for the seven months ended April 30, 2006 (Predecessor). On the date we emerged from bankruptcy, May 12, 2006, the Senior Convertible Notes were repaid in full, plus the related accrued interest for an amount totaling $51.9 million, in accordance with the Plan from the proceeds of the Revolving Credit Facility.
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
The senior subordinated notes were an allowable claim per the court order dated March 17, 2006. As a result, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we adjusted the carrying value of the senior subordinated notes to the amount of the allowed claim, which resulted in the write-off of unamortized deferred financing costs of $2.2 million, net discount of $1.5 million, and the unamortized gain on the terminated interest rate swaps, previously disclosed, of $1.7 million to reorganization items for a net pre-tax impact of zero for the five months ended September 30, 2006 (Successor) and $2.0 million for the seven months ended April 30, 2006 (Predecessor).
Pre-Petition Credit Facility
On August 1, 2005, we entered into a three-year $80.0 million pre-petition asset-based revolving credit facility with Bank of America, N.A., as administrative agent (the “Pre-Petition Credit Facility”). The Pre-Petition Credit Facility allowed us and our subsidiaries to obtain revolving credit loans and provided for the issuance of letters of credit. The amount available at any time under the Pre-Petition Credit Facility for revolving credit loans or the issuance of letters of credit was determined by a borrowing base calculated as a percentage of accounts receivable, inventory and equipment. The borrowings were limited to $80.0 million.
We amended the Pre-Petition Credit Facility several times between August 2005 and February 2006, prior to filing for Chapter 11 bankruptcy. The Pre-Petition Credit Facility was replaced by a Debtor-in-Possession Credit Facility (as defined below) on February 14, 2006.
Debtor-in-Possession Financing
On February 14, 2006, in connection with our Chapter 11 cases, we entered into that certain Debtor-in-Possession Loan and Security Agreement, with Bank of America, N.A., as collateral and administrative agent (the “Debtor-in-Possession Credit Facility”). The Debtor-in-Possession Credit Facility was approved by the Bankruptcy Court on an interim basis on February 15, 2006, and on a final basis on March 10, 2006.
The Debtor-in-Possession Credit Facility provided for an aggregate financing of $80.0 million while we were in bankruptcy, consisting of a revolving credit facility of up to $80.0 million, with a $72.0 million sub-limit for letters of credit. All letters of credit and other obligations outstanding under the Pre-Petition Credit Facility constituted obligations and liabilities under the Debtor-in- Possession Credit Facility. Accordingly, we wrote off approximately $3.8 million in unamortized deferred financing costs related to the Pre-Petition Credit Facility during the seven-month period ended April 30, 2006 (Predecessor).
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

Year Ended September 30:
2009	$8,264
2010	6,273
2011	4,511
2012	2,368
2013	248
Thereafter	—

Total	$21,664

9. INCOME TAXES
Federal and state income tax provisions for continuing operations are as follows (in thousands):

	Successor			Predecessor
			Five Month	Seven Month
	Year Ended	Year Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	April 30,
	2008	2007	2006	2006
Federal:
Current	$—	$—	$—	$—
Deferred	1,934	1,719	232	397
State:
Current	470	947	388	215
Deferred	32	(390)	(195)	146

	$2,436	$2,276	$425	$758

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

	Successor			Predecessor
			Five Month	Seven Month
	Year Ended	Year Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	April 30,
	2008	2007	2006	2006
Provision (benefit) at the statutory rate	$926	$587	$1,183	$7,915
Increase resulting from:
Non-deductible expenses	1,031	971	828	5,204
State income taxes, net of federal deduction	328	—	—	—
Change in valuation allowance	146	1,007	—	50,985
Contingent tax liabilities	39	256	278	551
Other	—	17	—	2
Decrease resulting from:
Income not subject to tax	—	—	—	(62,123)
Change in valuation allowance	(9)	—	(1,179)	—
State income taxes, net of federal deduction	—	(119)	(509)	(1,776)
Texas Margins Tax	—	(394)	(174)	—
Other	(25)	(49)	(2)	—

	$2,436	$2,276	$425	$758

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

	Successor
	September 30,	September 30,
	2008	2007
Deferred income tax assets:
Allowance for doubtful accounts	$1,520	$1,121
Accrued expenses	7,566	6,185
Net operating loss carry forward	77,712	81,465
Various reserves	1,796	3,942
Equity losses in affiliate	2,800	2,455
Share-based compensation	1,914	1,499
Property and equipment	907	—
Other	1,583	1,474

Subtotal	95,798	98,141
Less valuation allowance	(91,637)	(95,288)

Total deferred income tax assets	$4,161	$2,853

Deferred income tax liabilities:
Property and equipment	$—	$(1,171)
Deferred contract revenue and other	(3,592)	(1,187)

Total deferred income tax liabilities	(3,592)	(2,358)

Net deferred income tax assets	$569	$495

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
As of September 30, 2008, we had available approximately $340.1 million of federal net tax operating loss carry forwards for federal income tax purposes, including $119.3 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $20.0 million for the first five tax years subsequent to the change in ownership and $16 million thereafter. Approximately $168.5 million of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $80.5 million state net tax operating loss carry forwards, including $5.6 million resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2009. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized. To the extent that we do realize benefits from the release of valuation allowance associated with pre-emergence deferred tax assets, the benefits will go to reduce goodwill, then other long-term intangibles, and then additional paid-in capital.
In assessing the realizability of deferred tax assets at September 30, 2008, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, SFAS 109, “Accounting for Income Taxes” places considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2008, 2007 and 2006. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $87.7 million for certain federal deferred tax assets and $3.9 million for certain state deferred tax assets. We believe that $5.8 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $0.6 million of state deferred tax assets will be realized and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis. The provision includes $0.4 million and $0.2 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006 for years ended September 30, 2007 (Successor) and September 30, 2006 (Successor), respectively.

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
A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows (in thousands):

Balance at October 1, 2007 (Successor)	$6,657
Additions for position related to current year	45
Additions for positions of prior years	143
Reduction resulting from the lapse of the applicable statutes of limitations	(176)

Balance at September 30, 2008 (Successor)	$6,669

As of September 30, 2008, $6.2 million of unrecognized tax benefit would first go to reduce goodwill, then intangible assets and then additional paid-in capital as prescribed by SOP 90-7. The remaining $0.4 million would result in a decrease in the provision for income tax expense. We anticipate that approximately $0.2 million of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.
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
The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	Successor
	September 30,	September 30,
	2008	2007
Current deferred income taxes:
Assets	$1,682	$615
Liabilities	(1,563)	(584)

Net deferred tax asset, current	$119	$31

Noncurrent deferred income taxes:
Assets	$4,665	$3,062
Liabilities	(4,215)	(2,598)

Net deferred tax asset, non-current	450	464

Net deferred income tax assets	$569	$495

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

	Successor	Predecessor
	Five Months	Seven Months
	Ended	Ended
	September 30,	April 30,
	2006	2006
Gain on debt-for-equity exchange (1)	$—	$(46,117)
Fresh-start adjustments (2)	—	(49)
Professional fees and other costs (3)	1,419	13,598
Unamortized debt discounts and other costs (4)	—	539
Embedded derivative liabilities (5)	—	(1,482)
Unamortized debt issuance costs (6)	—	4,903

Total reorganization items	$1,419	$(28,608)

(1)	Gain on extinguishment of the senior subordinated notes in exchange for common stock of the Successor in accordance with the Plan.

(2)	Adjustments to reflect the fair value of assets and liabilities in accordance with fresh-start accounting.

(3)	Costs for professional services including legal, financial advisory and related services directly related to the bankruptcy proceedings.

(4)	Write-off of unamortized debt discounts, premiums and other costs related to the allowed claims for the senior subordinated notes and Senior Convertible Notes.

(5)	Write-off of embedded derivatives related to the allowed claim for the Senior Convertible Notes.

(6)	Write-off of unamortized debt issuance costs related to the allowed claims for the senior subordinated notes and Senior Convertible Notes.

11. OPERATING SEGMENTS
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on income from operations of the respective divisions prior to corporate office expenses. Transactions between segments are eliminated in consolidation. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets. As a result of implementing fresh-start accounting (see Note 16), the segment information for the Successor is not comparable to the segment information for the Predecessor. Segment information for the years ended September 30, 2008 and 2007 (Successor), the five months ended September 30, 2006 (Successor), and the seven months ended April 30, 2006 (Predecessor) is as follows (in thousands):

	Fiscal Year Ended September 30, 2008
Successor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$473,570	$129,671	$215,046	$—	$818,287
Cost of services	406,495	107,716	172,147	—	686,358

Gross profit	67,075	21,955	42,899	—	131,929
Selling, general and administrative	38,766	7,566	33,294	39,534	119,160
(Gain) loss on sale of assets	(201)	(14)	66	35	(114)
Restructuring charge	3,865	369	364	—	4,598

Income (loss) from operations	$24,645	$14,034	$9,175	$(39,569)	$8,285

Other data:
Depreciation and amortization expense	$2,063	$1,122	$2,174	$2,568	$7,927
Capital expenditures	$449	$617	$402	$9,774	$11,242
Total assets	$128,250	$22,538	$43,432	$124,351	$318,571

	Year Ended September 30, 2007
Successor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$460,143	$121,578	$308,630	$—	$890,351
Cost of services	393,855	100,169	251,405	—	745,429

Gross profit	66,288	21,409	57,225	—	144,922
Selling, general and administrative	48,291	8,400	34,958	45,320	136,969
(Gain) loss on sale of assets	(279)	(37)	99	171	(46)
Restructuring expenses	824	—	—	—	824

Income (loss) from operations	$17,452	$13,046	$22,168	$(45,491)	$7,175

Other data:
Depreciation and amortization expense	$4,049	$538	$1,029	$4,196	$9,812
Capital expenditures	$988	$378	$431	$911	$2,708
Total assets	$114,354	$30,068	$56,753	$145,761	$346,936

	Five Months Ended September 30, 2006
Successor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$196,517	$54,079	$162,458	$—	$413,054
Cost of services	174,717	45,495	132,344	—	352,556

Gross profit	21,800	8,584	30,114	—	60,498
Selling, general and administrative	18,412	3,880	16,999	13,824	53,115
(Gain) loss on sale of assets	21	1	(8)	4	18

	$3,367	$4,703	$13,123	$(13,828)	$7,365

Other data:
Depreciation and amortization expense	$$1,049	$210	$563	$1,621	$3,443
Capital expenditures	$235	$163	$631	$295	$1,324
Total assets (unaudited)	$142,055	$34,073	$72,490	$99,307	$347,925

	Seven Months Ended April 30, 2006
Predecessor	Commercial	Industrial	Residential	Corporate	Total
Revenues	$256,083	$65,498	$188,286	$—	$509,867
Cost of services	224,131	57,429	149,615	—	431,175

Gross profit	31,952	8,069	38,671	—	78,692
Selling, general and administrative	23,595	5,269	22,067	18,478	69,409
(Gain) loss on sale of assets	(21)	(8)	(5)	141	107

Income (loss) from operations	$8,378	$2,808	$16,609	$(18,619)	$9,176

Other data:
Depreciation and amortization expense	$1,633	$335	$625	$1,418	$4,011
Capital expenditures	$762	$75	$374	$409	$1,620
Total assets	$149,409	$25,271	$59,793	$93,626	$328,099
Total assets as of September 30, 2008, 2007 and 2006 exclude assets held for sale and from discontinued operations of $2.0 million, $6.5 million and $27.6 million, respectively. Total assets as of April 30, 2006 exclude assets held for sale and from discontinued operations of $51.2 million.
We do not have significant operations or long-lived assets in countries outside of the United States.
12. STOCKHOLDERS’ EQUITY
Prior to May 12, 2006, we had 3.3 million stock options outstanding under the 1997 Stock Plan, the 1997 Directors’ Stock Plan and the 1999 Incentive Compensation Plan. These incentive plans provided for the award of stock-based incentives to employees and directors. All outstanding options under these plans were cancelled and the plans terminated on May 12, 2006, pursuant to our Plan.
The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.3 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan.

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
In April 2007, we granted 20,000 shares of restricted stock at a price of $25.08 to one of our executive officers, vesting one-third per year beginning in April 2008. Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.5 million of which $0.2 million has been recognized through September 30, 2008. In May 2007, we granted 4,000 shares of restricted stock at a price of $26.48 to one of our former officers under a consulting agreement. These shares vested fully on December 31, 2007. Under SFAS 123(R), the estimated value of these restricted shares on the date of the grant was $0.1 million.
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
At the time the PSU awards were granted, we forecasted that we would ultimately issue 94,150 restricted shares under the program, based on our achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. Under SFAS 123(R), the estimated fair value of these PSUs on the date of grant was $1.5 million. The awards vest over three years and are to be amortized on a straight-line basis throughout that period. We expensed $0.3 million through the end of the nine month period ended June 30, 2008 based on this projection. During the fourth quarter of our 2008 fiscal year, we revised our 2009 projected earnings per share in conjunction with our year-end budget analysis. As of September 30, 2008, we do not believe we will achieve the minimum cumulative earnings per share threshold of $1.73 to issue any restricted shares under the program, and we reversed the $0.3 million of stock compensation expense previously booked during the first nine months of our 2008 fiscal year. We will not accrue any compensation expense under this award during our 2009 or 2010 fiscal years. However, any deviation in the cumulative fully diluted earnings per share that we achieve through the end of our 2009 fiscal year will result in a change in the actual amount of stock-based compensation that we recognize over the vesting period.
Stock Options
The following table summarizes activity under our stock option plans.

		Weighted Average
Successor	Shares	Exercise Price
Outstanding, May 12, 2006	—	—
Options Granted	151,471	26.53
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2006	151,471	$26.53
Options Granted	40,000	27.15
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2007	191,471	$26.66

Options Granted	26,000	17.09
Exercised	—	—
Forfeited and Cancelled	(56,471)	$41.61

Outstanding, September 30, 2008	161,000	$19.87

Exercisable, September 30, 2008	80,000	$18.99

The following table summarizes options outstanding and exercisable at September 30, 2008:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	September 30, 2008	in Years	Exercise Price	September 30, 2008	Exercise Price
$13.38 – $18.79	116,000	8.0	$17.32	66,667	$17.36
$20.75 – $33.35	45,000	8.7	26.44	13,333	27.15

	161,000	8.2	$19.87	80,000	$18.99

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

The following is a discussion of certain significant legal matters we are currently involved in:
Clark Construction v. IES Commercial, Inc. f/k/a J.W. Gray
In September 2008, Clark Construction (“Clark”) filed suit to recover the expenses incurred by Clark and its sub-guard surety to complete a project after Clark terminated J.W. Gray (“Gray”), one of our former divisions, from the project. During the five-month period ended September 30, 2006, Gray received approximately $4.9 million in backcharges from Clark, which we disputed. We performed an evaluation of the merits of the backcharges and, as a result, recorded $0.4 million as a loss reserve, included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges is approximately $4.5 million. We have not recorded any liability with respect to this amount, as we do not believe in the validity of the claims or that the payment is probable. In 2006, we reversed previously recognized revenues related to this project of $0.5 million and wrote off $0.4 million of receivables and $0.1 million in underbillings because we believed the revenues were uncollectible. Clark alleges the expenses were the result of delays caused by Gray’s insufficient staffing of the project. We contend that delays were the result of Clark’s failure to properly manage the project, delays of other subcontractors and issues not in the control of Gray. Clark claims that the cost to complete the project and other damages total $4.5 million. We have filed an answer and a counterclaim seeking payment of the $0.3 million due for work completed and an additional amount in excess of $0.8 million for delay and productivity impact on our costs. While we believe Clark’s charges may potentially be without merit, there can be no assurances that we will ultimately prevail in this dispute.
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
Additionally, as part of these sales, the purchasers assumed all liabilities except those specifically retained by us. These transactions do not include the sale of the legal entity (our subsidiary) and, as such, we retained certain potential legal liabilities. In addition to specifically retained liabilities, contingent liabilities exist in the event the purchasers are unable or unwilling to perform under their assumed liabilities. These contingent liabilities may include items such as:
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
The Plan of Reorganization
The Plan was approved by the Bankruptcy Court on the confirmation date, April 26, 2006. In accordance with the Plan:
(i) The holders of our senior subordinated notes received, on the date we emerged from bankruptcy, in exchange for their total claims (including principal and interest), 82% of our fully diluted new common stock, representing 12,631,421 shares, before giving effect to options to be issued under a new employee and director stock option plan. Up to 10% of the fully diluted shares of our new common stock outstanding as of the Plan Effective Date could be issued under the new employee and director stock option plan.
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
As confirmed by the Bankruptcy Court, our estimated reorganization value was determined to be approximately $213.5 million. This value was reached using accepted valuation techniques and using our projections through 2010. To calculate value, a comparable company analysis and a discounted cash flow analysis were performed. Discount rates between 10.0% and 15.0% and an EBITDA multiple range of 5.0 to 7.0 times were used to determine a terminal value. Our assets and liabilities were stated at fair value, and the excess of the reorganization value over the fair value of the assets was recorded as goodwill in accordance with SFAS 141. In addition, our accumulated deficit was eliminated, and new debt and equity were recorded in accordance with distributions pursuant to the reorganization plan. The restructuring of our capital structure and resulting discharge of the senior subordinated notes and related accrued interest resulted in a gain of $46.1 million. The loss for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Reorganization Items” (see Note 10) in the consolidated statement of operations.

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

	April 30, 2006
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
Additionally, upon adopting fresh-start accounting, we established a contract loss reserve liability of $4.2 million to record the fair value of expected losses related to existing contracts. This reserve was amortized as a reduction of cost of services over the remaining terms of the contracts. We recognized income of approximately $1.4 million and $1.8 million related to the amortization of this contract loss reserve liability for the year ended September 30, 2007 (Successor) and the five-month period ended September 30, 2006 (Successor), respectively. We recognized less than $10,000 of additional income as a result of the contract loss reserve during the year ended September 30, 2008 (Successor). Additional income associated with our discontinued operations was $0.5 million and $0.5 million during the year ended September 30, 2007 (Successor) and the five months period ended September 30, 2006 (Successor), respectively. There was no additional income as a result of the contract loss reserve during the year ended September 30, 2008.
We also identified certain intangible assets of $6.1 million as a result of adopting fresh-start accounting. These assets are being amortized over their expected useful lives. As a result, we have recorded $1.2 million, $1.8 million and $0.9 million, respectively, of amortization expense for the years ended September 30, 2008 and 2007 (Successor) and the five-month period ended September 30, 2006 (Successor). We expect that this adjustment will result in an increase of our amortization expense by $0.6 million during fiscal year 2009 and a total of $1.6 million thereafter.

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
17. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
Quarterly financial information for the years ended September 30, 2008 and 2007 (Successor), are summarized as follows (in thousands, except per share data):

	Successor
	Fiscal Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$197,120	$195,659	$213,798	$211,710
Gross profit	$33,035	$30,837	$34,233	$33,824
Restructuring expenses	$1,295	$2,098	$1,038	$167
Net income (loss) from continuing operations	$(920)	$226	$2,311	$(1,409)
Net income (loss) from discontinued operations	$123	$(187)	$(273)	$(58)
Net income (loss)	$(797)	$39	$2,038	$(1,467)
Net earnings (loss) per share from continuing operations:
Basic	$(0.06)	$0.02	$0.15	$(0.10)
Diluted	$(0.06)	$0.02	$0.15	$(0.10)
Net earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.01)	$(0.02)	$(0.00)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.00)
Net earnings (loss) per share:
Basic	$(0.05)	$0.00	$0.14	$(0.10)
Diluted	$(0.05)	$0.00	$0.14	$(0.10)

	Fiscal Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$227,273	$214,663	$222,199	$226,216
Gross profit	$38,074	$35,605	$38,326	$32,917
Restructuring expense	$—	$—	$—	$824
Net income (loss) from continuing operations	$400	$(828)	$1,148	$(1,320)
Net income (loss) from discontinued operations	$(1,199)	$87	$59	$(2,759)
Net income (loss)	$(799)	$(741)	$1,207	$(4,079)
Net earnings (loss) per share from continuing operations:
Basic	$0.03	$(0.05)	$0.08	$(0.09)
Diluted	$0.03	$(0.05)	$0.08	$(0.09)
Net earnings (loss) per share from discontinued operations:
Basic	$(0.08)	$0.01	$0.00	$(0.18)
Diluted	$(0.08)	$0.01	$0.00	$(0.18)
Net earnings (loss) per share:
Basic	$(0.05)	$(0.04)	$0.08	$(0.27)
Diluted	$(0.05)	$(0.04)	$0.08	$(0.27)

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
18. RESTATEMENT OF FINANCIAL STATEMENTS
The September 30, 2008 financial statements included in our Form 10-K filed on December 15, 2008, contained errors primarily related to additional charges for certain accruals, medical claims and certain other expenses, and resultant tax effects, that should have been recorded at September 30, 2008. Accordingly, the September 30, 2008 consolidated financial statements have been restated to properly record these transactions. The effect of correcting these errors in our consolidated financial statements was as follows:
Consolidated Balance Sheets at September 30, 2008:

	As Reported	Adjustment	As Restated

Prepaid expenses and other current assets	$6,711	$17	$6,728
Assets held for sale from discontinued operations	2,034	(67)	1,967
Total current assets	264,159	(50)	264,109

Property and equipment, net	25,742	381	26,123
Goodwill	4,395	497	4,892
Other non-current assets	25,480	(66)	25,414
Total assets	319,776	762	320,538

Accounts payable and accrued expenses	98,046	1,814	99,860
Total current liabilities	135,166	1,814	136,980
Other non-current liabilities	10,765	(181)	10,584
Total liabilities	172,670	1,633	174,303

Retained deficit	(11,480)	(871)	(12,351)
Total stockholders’ equity	147,106	(871)	146,235
Total liabilities and stockholders’ equity	$319,776	$762	$320,538
Consolidated Statements of Operations for the year ended September 30, 2008:

	As Reported	Adjustment	As Restated

Cost of services	$686,407	$(49)	$686,358
Gross profit	131,880	49	131,929

Selling, general and administrative expenses	117,366	1,794	119,160
Restructuring charges	4,815	(217)	4,598
Income from operations	9,813	(1,528)	8,285

Other, net	(673)	(215)	(888)
Interest and other expenses, net	5,856	(215)	5,641

Income from continuing operations before income tax	3,957	(1,313)	2,644
Provisions for income taxes	2,921	(485)	2,436
Net income (loss) from continuing operations	1,036	(828)	208

Loss from discontinued operations	(549)	(67)	(616)
Provision (benefit) for income taxes	(197)	(24)	(221)
Net loss from discontinued operations	(352)	(43)	(395)

Net income (loss)	$684	$(871)	$(187)

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.06)	$0.01
Total	$0.05	$(0.06)	$(0.01)

Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.06)	$0.01
Total	$0.05	$(0.06)	$(0.01)

Consolidated Statements of Shareholders’ Equity at September 30, 2008:

Retained Deficit	As Reported	Adjustment	As Restated

Net income	$684	$(871)	$(187)
Balance, September 30, 2008 (Successor)	(11,480)	(871)	(12,351)

Total Stockholders’ Equity	As Reported	Adjustment	As Restated

Net income	684	(871)	(187)
Balance, September 30, 2008 (Successor)	$147,106	$(871)	$146,235
Consolidated Statements of Cash Flows at September 30, 2008:

	As Reported	Adjustment	As Restated

Net income (loss)	$684	$(871)	$(187)
Net Loss from discontinued operations	352	43	395
Depreciation and amortization	7,850	77	7,927
Loss (gain) on sale of property and equipment	(114)	67	(47)
Goodwill adjustment — utilization of deferred tax assets under SOP 90-7	2,375	(437)	1,938
Deferred income tax	60	(60)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	307	(17)	290
Other non-current assets	(3,673)	65	(3,608)
Accounts payable and accrued expenses	(945)	1,234	289
Other non-current liabilities	111	(41)	70
Net cash provided by continuing operations	12,540	(80)	12,460
Net cash provided by (used in) discontinued operations	2,166	(43)	2,123
Net cash provided by (used in) operating activities	14,706	(123)	14,583

Purchases of property and equipment	(12,985)	123	(12,862)
Net cash provided by (used in) investing activities of continuing operations	7,861	123	7,984
Net cash provided by (used in) investing activities	$8,061	$123	$8,184
In addition, footnotes 2, 4, 6, 8, 9, 11, 15, 17 and 18 have been restated to reflect the adjustments noted above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure controls and procedures
In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in Note 18 of our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to our account reconciliation process at the Corporate office. Specifically, the Company’s policies, procedures and personnel resources responsible for accruals, medical claims and certain other expenses were not effective. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2008.
During 2009, we modified our account reconciliation process by improving the Corporate office account reconciliation process and implementing several staffing changes, which we believe remediated the related internal weakness. In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of the filing of this Amendment No. 1 on Form 10-K/A, our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting (as restated)
The management of Integrated Electrical Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed on December 15, 2008, management concluded that our internal control over financial reporting was effective as of September 30, 2008. Subsequently, in connection with the restatement discussed in the explanatory note to this Amendment No. 1 on Form 10-K/A and Note 18 to the financial statements, management revised its assessment of the effectiveness of internal control over financial reporting due to a material weakness in our internal control over financial reporting with respect to our account reconciliation process at the Corporate office. Specifically, the Company’s procedures and personnel resources responsible for accounting for miscellaneous accruals, medical claims and certain other expenses were not effective.
Management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2008, and because of the material weakness described in the preceding paragraph, management believes that as of September 30, 2008, the Company’s internal control over financial reporting was not effective.
A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is included herein.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Integrated Electrical Services, Inc.
We have audited Integrated Electrical Services Services Inc.’s’s internal control over financial reporting as of September September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Electrical Services Services Inc.’s’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated). Our responsibility is to express an opinion on the company’scompany’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) ) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) ) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our report dated December 12, 2008, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls with respect to the Company's account reconciliation process at the corporate office existed as of the previous assessment date. Specifically, the Company’s procedures and personnel resources responsible for accounting for miscellaneous accruals, medical claims and certain other expenses were not effective. Management has further concluded that such deficiency represented a material weakness as of September 30, 2008. As a result, management revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting (as restated) to conclude that the Company’s internal control over financial reporting was not effective as of September 30, 2008. Accordingly, our present opinion on the effectiveness of the Company’ internal control over financial reporting as of September 30, 2008, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in controls with respect to the Company's account reconciliation process at the corporate office. Specifically, the Company’s procedures and personnel resources responsible for accounting for miscellaneous accruals, medical claims and certain other expenses were not effective. The material weakness resulted in the restatement of the Company's consolidated financial statements as described in Note 18. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2008 financial statements and this report does not affect our report dated December 12, 2008, except for Note 18, as to which the date is December 14, 2009, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Integrated Electrical Services, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.
/s/ Ernst & Young LLP
Houston, Texas
December 12, 2008, except for the effects of
the material weakness described in the sixth
paragraph above, as to which the date is
December 14, 2009.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
EXECUTIVE OFFICERS AND DIRECTORS
Certain of the information required by Item 10 of Part III of this Form 10-K/A is incorporated by reference to the sections entitled “Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2009.
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

Richard A. Nix, 54, has been Group Vice President of the Company since December 2007. From December 2006 to present Mr. Nix was president of Houston Stafford Electric (“HSE”) which changed its name to IES Residential, Inc. in September 2007. From January 2004 until December 2006 he was Senior Division Manager of HSE and a consultant to that entity from January 2003 to January 2004.

James A. Robertson, 55, has been Group Vice President of the Company since December 2007 and Vice President of IES Industrial, Inc. since April 2008. From October 2003 until December 2007, Mr. Robertson was employed as General Manager, Inspection and Repair Services/Industrial Services of General Electric Co.

Johnny A. Menninga, 57, was Group Vice President of the Company from December 2007 until October 2008 when he was named Vice President and Division General Manager of IES Commercial, Inc. (“IESC”). From October 2007 to October 2008 he was Vice President of IESC and a Regional Operating Officer of the Company from July 2005 to December 2007. Mr. Menninga was also president of Menninga Electric from the date of its inception in 1977 until August 2005 when he was named Chief Operating Officer of that entity and served in that position until September 2007 when it was merged into IESC. Effective November 1, 2008, Mr. Menninga assumed the position of Vice President and Division General Manager.

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
We have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement under the section entitled “Designation of the Audit Committee Financial Expert.”
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

Michael J. Hall*, 64, served as President and Chief Executive officer of Matrix Service Company (construction, repair and maintenance of petroleum, petrochemical and power infrastructure and bulk storage terminals) from March 2005 until his retirement in November 2006, at which time he was elected Chairman of the Board of Matrix. Mr. Hall was Vice President — Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 until his temporary retirement in May 2004. He also has served as a director of Matrix since 1998. Mr. Hall is a member of the Board of Directors of Alliance G.P., LLC (the general partner of Alliance Holdings, G.P., L.P., a limited partnership which owns and controls Alliance Resource Management G.P., LLC) and Chair of its Audit Committee and a member of the Board of Directors of Alliance Resource Management G.P., LLC (the managing general partner of Alliance Resources Partners, L.P., a publicly traded limited partnership engaged in the production and marketing of coal), and Chairman of its Audit Committee.

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

Joseph V. Lash*, 46, has been a member of Tontine Associates, LLC, a private investment fund, since 2005. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of approximately 58% of the Company’s common stock. From 2002 through 2005, Mr. Lash served as a senior managing director of Conway, Del Genio, Gries & Co., LLC, a financial advisory firm. From 1998 through 2001, Mr. Lash was a Managing Director within the Global Mergers and Acquisitions Department of J.P. Morgan Chase, an investment banking firm. Mr. Lash is also a director of Exide Technologies (manufacturer of batteries) and Neenah Enterprises, Inc. (manufacturer of iron castings).

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
The information required by Item 11 of Part III of this Form 10-K/A is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 of Part III of this Form 10-K/A is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information
The following table provides information as of September 30, 2008 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12 to our consolidated financial statements set forth in Item 8 to this Form 10-K/A.

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
The information required by Item 13 of Part III of this Form 10-K/A is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 of Part III of this Form 10-K/A is incorporated by reference to the section entitled “Audit Fees” in the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits
See Index to Financial Statements under Item 8 of this report.
(b)	Exhibits

2.1
Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 1, 2006)

3.1
Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

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

4.2	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

4.3	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)

4.4
First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

10.1
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3
Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4
Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5
Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6
Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.7
Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.8
Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)

10.9
Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

10.10
Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.11
Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.12
Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2008)

10.13
Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008)

10.14
Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.15
Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)

*10.16
Form of Amended and Restated Employment Agreement, effective as of February 15, 2005, between the Company and Curt L. Warnock. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2005)

*10.17
Employment Agreement, effective as of June 1, 2005, by and between the Company and Robert Callahan. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-K filed December 21, 2005)

*10.18	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

*10.19	Employment Agreement, dated April 10, 2007, between the Company and Raymond K. Guba. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 13, 2007)

*10.20
Employment Agreement, dated January 21, 2008, by and between the Company and Alan O. Gahm. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 23, 2008)

*10.21	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.22	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.23	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.24	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

*10.25	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.26	Fiscal 2008 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.27	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

*10.28	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.29
Amended and Restatement Employment Agreement between the Company and Johnny A. Menninga dated May 30, 2003. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.30	Employment Agreement between the Company and Richard A. Nix dated December 14, 2006. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.31	Employment Agreement between the Company and James A. Robertson dated December 6, 2007. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.32	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.33	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.34	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.35	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

*10.36	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Ernst & Young LLP (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K./A

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2009.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ Michael J. Caliel Michael J. Caliel
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 2009.

Signature	Title

/s/ Michael J. Caliel Michael Caliel	Chief Executive Officer, President and Director

/s/ Raymond K. Guba Raymond K. Guba	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan O. Gahm Alan O. Gahm	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Charles H. Beynon Charles H. Beynon	Director

/s/ Michael J. Hall Michael J. Hall	Chairman of the Board and Director

/s/ Joseph V. Lash Joseph V. Lash	Director

/s/ Donald L. Luke Donald L. Luke	Director

/s/ John E. Welsh, III John E. Welsh, III	Director

No.	Description
2.1
Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 1, 2006)

3.1
Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

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

4.2	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

4.3	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)

4.4
First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

10.1
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3
Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4
Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5
Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6
Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)

No.	Description
10.7
Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.8
Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)

10.9
Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

10.10
Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.11
Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.12
Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2008)

10.13
Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008)

10.14
Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.15
Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)

*10.16
Form of Amended and Restated Employment Agreement, effective as of February 15, 2005, between the Company and Curt L. Warnock. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2005)

*10.17
Employment Agreement, effective as of June 1, 2005, by and between the Company and Robert Callahan. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-K filed December 21, 2005)

*10.18	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

*10.19	Employment Agreement, dated April 10, 2007, between the Company and Raymond K. Guba. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 13, 2007)

*10.20
Employment Agreement, dated January 21, 2008, by and between the Company and Alan O. Gahm. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 23, 2008)

*10.21	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.22	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

*10.23	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

No.	Description
*10.24	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

*10.25	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.26	Fiscal 2008 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.27	Fiscal 2008 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

*10.28	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2007)

*10.29
Amended and Restatement Employment Agreement between the Company and Johnny A. Menninga dated May 30, 2003. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.30	Employment Agreement between the Company and Richard A. Nix dated December 14, 2006. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.31	Employment Agreement between the Company and James A. Robertson dated December 6, 2007. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.32	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.33	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.34	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.35	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

*10.36	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Ernst & Young LLP (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(1)	Filed herewith.