Form 10-Q/A
period 2008-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-12-14
CIK 1048268

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

Explanatory Paragraph
The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Integrated Electrical Services, Inc. (“we”, “us”, “our”, or the “Company”) is to amend our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed on February 9, 2009 to correct the accounting treatment previously accorded certain transactions and to restate our condensed consolidated balance sheets as of December 31, 2008 and our condensed consolidated statements of operations and cash flows for the three months ended December 31, 2008.
These corrections primarily included recording of additional charges for certain accruals, medical claims and certain other expenses, and resultant tax effects, that should have been recorded at December 31, 2008.
Additional information on the effect of the correction to our financial statements as a result of this restatement is contained in Note 9 — Restatement of Financial Statements in this report
In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.
As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 9 to the accompanying interim condensed consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DEFINITIONS
In this Amendment No. 1 to our quarterly report on Form 10-Q/A, the words “IES”, the “Company”, “we”, “our”, “ours”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No. 1 to our quarterly report on Form 10-Q/A includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause our actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
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

You should understand that the foregoing, as well as other risk factors discussed in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008, could cause future outcomes to differ materially from those experienced previously or from those expressed in this quarterly report and our aforementioned annual report on Form 10-K/A. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Amendment No. 1 to our quarterly report on Form 10-Q/A pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	December 31,	September 30,
	2008	2008
	(Unaudited)
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,294	$64,709
Accounts receivable:
Trade, net of allowance of $3,134 and $3,556 respectively	122,678	132,273
Retainage	31,244	30,833
Inventories	12,316	12,856
Costs and estimated earnings in excess of billings on uncompleted contracts	12,589	14,743
Prepaid expenses and other current assets	6,547	6,728
Assets from discontinued operations	1,793	1,967

Total current assets	236,461	264,109

PROPERTY AND EQUIPMENT, net	25,288	26,123
GOODWILL	4,880	4,892
OTHER NON-CURRENT ASSETS, net	20,984	25,414

Total assets	$287,613	$320,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,717	$2,905
Accounts payable and accrued expenses	67,672	99,860
Billings in excess of costs and estimated earnings on uncompleted contracts	37,483	33,711
Liabilities from discontinued operations	372	504

Total current liabilities	108,244	136,980
LONG-TERM DEBT, net of current maturities	26,215	26,739
OTHER NON-CURRENT LIABILITIES	11,509	10,584

Total liabilities	145,968	174,303

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,634,180 and 14,753,779 outstanding, respectively	154	154
Treasury stock, at cost, 773,622 and 654,023 shares, respectively	(14,035)	(11,591)
Additional paid-in capital	169,043	170,023
Retained deficit	(13,517)	(12,351)

Total stockholders’ equity	141,645	146,235

Total liabilities and stockholders’ equity	$287,613	$320,538

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
	(Restated)
Revenues	$173,107	$197,120
Cost of services	145,130	164,085

Gross profit	27,977	33,035
Selling, general and administrative expenses	28,869	30,404
Gain on sale of assets	(103)	(17)
Restructuring charges	483	1,294

Income (loss) from operations	(1,272)	1,354

Interest and other (income) expense:
Interest expense	985	4,249
Interest income	(160)	(1,120)
Other (income) expense, net	(61)	(426)

Interest and other expense, net	764	2,703

Loss from continuing operations before income taxes	(2,036)	(1,349)
Benefit for income taxes	(885)	(429)

Net loss from continuing operations	(1,151)	(920)

Discontinued operations (Note 2)
Income (loss) from discontinued operations	(29)	252
Provision (benefit) for income taxes	(14)	129

Net income (loss) from discontinued operations	(15)	123

Net loss	$(1,166)	$(797)

Basic earnings (loss) per share:
Continuing operations	$(0.08)	$(0.06)
Discontinued operations	$(0.00)	$0.01

Total	$(0.08)	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.06)
Discontinued operations	$(0.00)	$0.01

Total	$(0.08)	$(0.05)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,318,776	15,092,303
Diluted	14,318,776	15,092,303
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,166)	$(797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	15	(123)
Bad debt expense	291	347
Deferred financing cost amortization	65	738
Depreciation and amortization	1,992	2,209
Gain on sale of assets	(103)	(17)
Non-cash compensation expense	608	883
Equity in (gains) losses of investment	41	(416)
Goodwill adjustment under SOP 90-1	12	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	9,045	2,516
Inventories	540	293
Costs and estimated earnings in excess of billings on uncompleted contracts	2,154	1,095
Prepaid expenses and other current assets	667	1,299
Other non-current assets	5,065	(210)
Accounts payable and accrued expenses	(32,192)	(17,880)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,772	(1,110)
Other non-current liabilities	925	210

Net cash used in continuing operations	(8,269)	(10,963)
Net cash provided by discontinued operations	32	2,124

Net cash used in operating activities	(8,237)	(8,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(565)	(3,065)
Proceeds from sales of property and equipment	131	7
Investment in unconsolidated affiliate	(2,000)	—
Distribution from unconsolidated affiliate	—	488

Net cash used in investing activities of continuing operations	(2,434)	(2,570)

Net cash provided by investing activities of discontinued operations	—	10

Net cash used in investing activities	(2,434)	(2,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	25,000
Repayments of debt	(712)	(45,615)
Payments for debt issuance costs	—	(500)
Acquisition of treasury stock	(4,032)	(1,525)

Net cash used in financing activities	(4,744)	(22,640)

	(15,415)	(34,039)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period	64,709	69,676

CASH AND CASH EQUIVALENTS, end of period	$49,294	$35,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$902	$1,456
Cash paid for income taxes	$164	$105
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008, with the exception of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as described in the paragraphs that follow. Please refer to the Notes to Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008 when reviewing our interim financial results set forth herein.
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

The 2009 Restructuring Plan
As described above, during our 2008 fiscal year, we completed a previously announced operational restructuring from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential. In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments, and is the next level of our business optimization strategy. Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $2.0 million to $3.0 million, which will be implemented over approximately 12 months. During the three months ended December 31, 2008, we incurred $0.5 million associated with the 2009 Restructuring Plan, of which $0.3 million, $0.1 million and $0.1 million was charged to our Commercial, Industrial and Residential segments, respectively.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting /
	Charges	Other Charges	Total
Restructuring liability at September 30, 2008	$638	$53	$691
Restructuring charges incurred during the three months ended December 31, 2008	483	—	483
Less — cash payments during the three months ended December 31, 2008	(547)	(53)	(600)

Restructuring liability at December 31, 2008	$574	$—	$574

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
Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Revenues	$21	$1,748
Gross profit	$19	$404
Pre-tax income (loss)	$(29)	$252

	December 31,	September 30,
	2008	2008
Accounts receivable, net	$1,793	$1,967
Property and equipment, net	—	—

Total assets	$1,793	$1,967

Accounts payable and accrued liabilities	$372	$481
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23

Total liabilities	372	504

Net assets	$1,421	$1,463

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	December 31,	September 30,
	2008	2008
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,000	$25,000
Camden Note Payable, due July 1, 2010, bearing interest at 4.59%	3,736	4,419
Capital lease and other	196	225

Total debt	28,932	29,644
Less — Short-term debt and current maturities of long-term debt	(2,717)	(2,905)

Total long-term debt	$26,215	$26,739

Future payments on debt at December 31, 2008 are as follows (in thousands):

2009	$2,717
2010	1,207
2011	8
2012	—
2013	25,000
Thereafter	—

Total	$28,932

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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 (in thousands, except per share and per share data):

	Three Months Ended
	December 31,
	2008	2007
	(Restated)
Numerator:
Net loss from continuing operations attributable to common shareholders	$(1,151)	$(920)
Net loss from continuing operations attributable to restricted shareholders	—	—

Net loss from continuing operations	$(1,151)	$(920)

Net income (loss) from discontinued operations attributable to common shareholders	$(15)	$121
Net income from discontinued operations attributable to restricted shareholders	—	2

Net income (loss) from discontinued operations	$(15)	$123

Net loss attributable to common shareholders	$(1,166)	$(797)
Net loss attributable to restricted shareholders	—	—

Net loss	$(1,166)	$(797)

Denominator:
Weighted average common shares outstanding — basic	14,318,776	15,092,303
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,318,776	15,092,303

Basic income per share:
Basic earnings (loss) per share from continuing operations	$(0.08)	$(0.06)
Basic earnings (loss) per share from discontinued operations	$(0.00)	$0.01

Basic earnings (loss) per share	$(0.08)	$(0.05)

Diluted income per share:
Diluted earnings (loss) per share from continuing operations	$(0.08)	$(0.06)
Diluted earnings (loss) per share from discontinued operations	$(0.00)	$0.01

Diluted earnings (loss) per share	$(0.08)	$(0.05)

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see Note 2 to our Consolidated Financial Statements included in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008. We evaluate performance based on income from operations of the respective business units prior to home office expenses. Management allocates costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.
Segment information for continuing operations for the three months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended December 31, 2008 (Unaudited) Restated
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$101,707	$26,034	$45,366	$—	$173,107
Cost of services	87,352	22,638	35,140	—	145,130

Gross profit	14,355	3,396	10,226	—	27,977
Selling, general and administrative	8,381	1,619	8,647	10,222	28,869
Loss (gain) on sale of assets	(103)	(14)	14	—	(103)
Restructuring charge	339	80	64	—	483

Income (loss) from operations	$5,738	$1,711	$1,501	$(10,222)	$(1,272)

Other data:
Depreciation and amortization expense	$340	$195	$708	$749	$1,992
Capital expenditures	$42	$44	$16	$456	$558
Total assets	$118,769	$24,049	$41,360	$101,642	$285,820

	Three Months December 31, 2007 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$109,681	$32,144	$55,295	$—	$197,120
Cost of services	93,423	26,270	44,392	—	164,085

Gross profit	16,258	5,874	10,903	—	33,035
Selling, general and administrative	10,951	2,477	8,529	8,447	30,404
Loss (gain) on sale of assets	(17)	—	—	—	(17)
Restructuring charges	1,152	91	51	—	1,294

Income (loss) from operations	$4,172	$3,306	$2,323	$(8,447)	$1,354

Other data:
Depreciation and amortization expense	$506	$344	$687	$672	$2,209
Capital expenditures	$64	$60	$72	$2,869	$3,065
Total assets	$116,328	$24,627	$57,272	$103,436	$301,663

We have no operations or long-lived assets in countries outside of the United States.
Total assets as of December 31, 2008 and 2007 exclude assets from discontinued operations of $1.8 million and $4.0 million, respectively.
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
The following table summarizes activity under our stock option and incentive compensation plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2008	161,000	$19.87
Options granted	7,500	12.31
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, December 31, 2008	$168,500	$19.53

Exercisable, December 31, 2008	$83,668	$18.98

The following table summarizes all options outstanding and exercisable at December 31, 2008:

		Remaining
		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price
$12.31 – $18.79	123,500	7.9	$17.02	70,334	$17.43
$20.75 – $33.55	45,000	8.5	26.44	13,334	27.15

	168,500	8.0	$19.53	83,668	$18.98

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
9. Restatement of Condensed Consolidated Financial Statements (Unaudited)
The December 31, 2008 condensed consolidated financial statements included in our Original Form 10-Q filed on February 9, 2009, contained errors primarily related to additional charges for certain accruals, medical claims and certain other expenses, and resultant tax effects, that should have been recorded at December 31, 2008. Accordingly, the December 31, 2008 condensed consolidated financial statements have been restated to properly record these transactions. The effect of correcting these errors in our consolidated financial statements was as follows:
Condensed Consolidated Balance Sheets at December 31, 2008:

	As Reported	Adjustment	As Restated

Prepaid expenses and other current assets	$6,530	$17	$6,547
Assets held for sale from discontinued operations	1,860	(67)	1,793
Total current assets	236,511	(50)	236,461

Property and equipment, net	24,991	297	25,288
Goodwill	4,383	497	4,880
Other non-current assets	20,999	(15)	20,984
Total assets	286,884	729	287,613

Accounts payable and accrued expenses	64,806	2,866	67,672
Total current liabilities	105,378	2,866	108,244
Other non-current liabilities	11,699	(190)	11,509
Total liabilities	143,292	2,676	145,968

Retained deficit	(11,570)	(1,947)	(13,517)
Total stockholders’ equity	143,592	(1,947)	141,645
Total liabilities and stockholders’ equity	$286,884	$729	$287,613

Condensed Consolidated Statements of Operations for the three months ended December 31, 2008:

	As Reported	Adjustment	As Restated

Revenues	$173,370	$(263)	$173,107

Cost of services	143,710	1,420	145,130
Gross profit	29,660	(1,683)	27,977

Selling, general and administrative expenses	28,801	68	28,869
Restructuring charges	392	91	483
Income from operations	570	(1,842)	(1,272)

Other, net	(151)	90	(61)

Income from continuing operations before income tax	(104)	(1,932)	(2,036)
Benefit for income taxes	(29)	(856)	(885)
Net loss from continuing operations	(75)	(1,076)	(1,151)

Net loss	(90)	(1,076)	(1,166)

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.07)	$(0.08)
Total	$(0.01)	$(0.07)	$(0.08)

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.07)	$(0.08)
Total	$(0.01)	$(0.07)	$(0.08)
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2008:

	As Reported	Adjustment	As Restated

Net income (loss)	$(90)	$(1,076)	$(1,166)
Changes in operating assets and liabilities:
Depreciation and Amortization	1,986	6	1,992
Other non-current assets	5,115	(50)	5,065
Accounts payable and accrued expenses	(33,244)	1,052	(32,192)
Other non-current liabilities	934	(9)	925
Net cash used in continuing operations	(8,192)	(77)	(8,269)
Net cash used in operating activities	(8,160)	(77)	(8,237)

Purchases of property and equipment	(648)	83	(565)
Proceeds from sales of property and equipment	137	(6)	131
Net cash used in investing activities of continuing operations	(2,511)	77	(2,434)
Net cash used in investing activities	$(2,511)	$77	$(2,434)
In addition, footnotes 4 and 5 have been restated to reflect the adjustments noted above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related Notes, and management’s discussion and analysis included in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008 and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this Amendment No. 1 to our quarterly report on Form 10-Q/A. Actual results may differ materially from those contained in any forward-looking statements.
Restatement
The following discussion and analysis of our financial condition and results of operations includes the effects of the restated amounts as disclosed in Note 9 — Restatement of Condensed Consolidated Financial Statements (Unaudited) included in Item I of this Amendment No. 1 to our Form 10-Q/A. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed quarterly reports
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operation are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.
We have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2 of “Notes to Consolidated Financial Statements” in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008.
During the first three months of our 2009 fiscal year, there has been only one change to our critical accounting policies and estimates from those described in Amendment No. 1 to our annual report Form 10-K/A for the year ended September 30, 2008. On October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. For additional analysis of our adoption of SFAS 157, see Item 1. Condensed Consolidated Financial Statements — Note 1, “Business” of this report.
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
The 2009 Restructuring Plan
As described above, during our 2008 fiscal year, we completed a previously announced operational restructuring from our previous geographic structure into three major lines of business: Commercial, Industrial and Residential. On October 1, 2008, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $2.0 million to $3.0 million, which will be implemented over approximately 12 months. During the three months ended December 31, 2008, we incurred $0.5 million associated with the 2009 Restructuring Plan, of which $0.3 million, $0.1 million and $0.1 million was charged to our Commercial, Industrial and Residential segments, respectively.
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

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Revenues	$173.1	100.0%	$197.1	100.0%
Cost of services (including depreciation)	145.1	83.9%	164.1	83.2%

Gross profit	28.0	16.2%	33.0	16.8%
Selling, general & administrative expenses	28.9	16.7%	30.4	15.4%
Gain on sale of assets	(0.1)	(0.0)%	(0.0)	(0.0)%
Restructuring charges	0.5	0.2%	1.3	0.7%

Income from operations	(1.3)	(0.7)%	1.4	0.7%
Interest and other expense, net	0.8	0.4%	2.7	1.4%

Loss from continuing operations before income taxes	(2.1)	(1.3)%	(1.3)	(0.7)%
Benefit for income taxes	(.9)	(0.6)%	(0.4)	(0.2)%

Loss from continuing operations	(1.2)	(0.7)%	(0.9)	(0.5)%
Income (loss) from discontinued operations	(0.0)	(0.0)%	0.1	0.0%

Net loss	$(1.2)	(0.7)%	$(0.8)	(0.4)%

Revenues

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$101.7	58.8%	$109.7	55.6%
Industrial	26.0	15.0%	32.1	16.3%
Residential	45.4	26.2%	55.3	28.1%

Total Consolidated	$173.1	100.0%	$197.1	100.0%

Consolidated revenues for the quarter ended December 31, 2008 were $24.0 million less than the quarter ended December 31, 2007, a reduction of 12.2%. This decrease was the result of declines in volume at each of our three business segments, consistent with the national decline in construction activity.
Revenues in our Commercial segment decreased $8.0 million during the quarter ended December 31, 2008, a 7.3% reduction compared to the quarter ended December 31, 2007. Nearly all of our Commercial operating locations experienced revenue shortfalls, as most industry sectors have begun to reduce, delay or cancel proposed construction projects, including high rise office towers, hotels, condominiums and casinos. We have also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry.
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
Gross Profit

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)

Commercial	$14.4	14.1%	$16.2	14.8%
Industrial	3.4	13.0%	$5.9	18.3%
Residential	10.2	22.5%	$10.9	19.7%

Total Consolidated	$28.0	16.1%	$33.0	16.8%

The $5.0 million decrease in our consolidated gross profit for the quarter ended December 31, 2008, as compared to the quarter ended December 31, 2007, was the result of lower consolidated revenues, as discussed above. Our overall gross profit percentage decreased to 16.1% during the quarter ended December 31, 2008 as compared to 16.8% during the quarter ended December 31, 2007.
Our Commercial segment’s gross profit was $14.4 million during the quarter ended December 31, 2008, down $1.8 million from the quarter ended December 31, 2007. The gross margin percentage decreased by 70 basis points primarily due to lower project volume.
Gross profit at our Industrial segment declined $2.5 million during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. The reduced gross profit in our Industrial sector resulted from the aforementioned lower project volumes and a mix of lower margin projects.
During the quarter ended December 31, 2008, our Residential segment experienced a $0.7 million reduction in gross profit as compared to the quarter ended December 31, 2007. This decline resulted from the aforementioned $9.9 million decrease in revenues related to the reduction in demand for single-family homes. However, our gross margin percentage in the Residential segment improved approximately 280 basis points to 22.5% during the quarter ended December 31, 2008 in spite of the revenue declines. We attribute much of the improvement in our Residential gross margin to improved execution in our multi-family division. In addition to improved profitability at our multi-family housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$8.4	8.3%	$11.0	10.0%
Industrial	1.6	6.2%	2.5	7.7%
Residential	8.7	19.2%	8.5	15.4%
Corporate	10.2	—	8.4	—

Total Consolidated	$28.9	16.7%	$30.4	15.4%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the quarter ended December 31, 2008, our selling, general and administrative expenses were $28.9 million, a decrease of $1.5 million, or 4.9%, as compared to the quarter ended December 31, 2007. This decrease was due primarily to our strategic efforts to restructure our operations and to eliminate redundant positions and facilities. Since our restructuring program began we have eliminated approximately 160 administrative positions. In addition, we have also been able to reduce many of our professional fees as we have improved our operating and financial controls and completed many of our turnaround efforts. Notable declines in our selling, general and administrative costs during the first quarter of our 2009 fiscal year as compared to the first quarter of our 2008 fiscal year, include: (i) a $0.4 million decrease in employment expenses, (ii) a $0.3 million reduction in occupancy costs, and (iii) a $0.3 million reduction in other general business expenses at our divisions.
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
In conjunction with our restructuring program, we recognized the following costs during the three months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended
	December 31,
	2008	2007
	(Dollars in thousands)

Severance compensation	$483	$629
Consulting and other charges	—	665

Total restructuring charges	$483	1,294

Interest and Other Expense, Net

	Three Months Ended
	December 31,
	2008	2007
	(Dollars in thousands)

Interest expense	$921	$1,459
Deferred financing charges	64	738
Debt prepayment penalty	—	2,052

Total interest expense	985	4,249

Interest income	$160	$1,120
Other income	61	426

Total interest and other expense, net	$764	$2,703

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
The provision for income taxes from continuing operations decreased from a benefit of $0.4 million for the three months ended December 31, 2007 to a benefit of $.9 million for the three months ended December 31, 2008. The decrease in the provision for income taxes for the three months ended December 31, 2008 is attributable to the increase in the loss from continuing operations for the three months ended December 31, 2008, and an increase in state income taxes.
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
Working Capital

	December 31,	September 30,
	2008	2008
	(Dollars in millions)

CURRENT ASSETS:
Cash and cash equivalents	$49.3	64.7
Accounts receivable
Trade, net of allowance of $3.1 and $2.6 respectively	122.7	132.3
Retainage	31.2	30.8
Inventories	12.3	12.9
Costs and estimated earnings in excess of billings on uncompleted contracts	12.6	14.7
Prepaid expenses and other current assets	6.5	6.7
Assets from discontinued operations	1.8	2.0

Total current assets	$236.4	$264.1

CURRENT LIABILITIES:
Current maturities of long-term debt	$2.7	$2.9
Accounts payable and accrued expenses	67.7	99.9
Billings in excess of costs and estimated earnings on uncompleted contracts	37.5	33.7
Liabilities from discontinued operations	0.4	0.5

Total current liabilities	$108.2	$137.0

Working capital	$128.2	$127.1

During the quarter ended December 31, 2008, working capital increased by $1.1 million, or 1.0%, as compared to September 30, 2008, reflecting a $27.7 million decrease in current assets and a $28.8 million decrease in current liabilities.
During the quarter ended December 31, 2008, our current assets decreased by $27.8 million, or 10.5%, to $236.4 million, as compared to $264.2 million as of September 30, 2008. Cash and cash equivalents decreased by $15.4 million during the quarter ended December 31, 2008 as compared to September 30, 2008. Trade accounts receivables, net, decreased by $9.6 million at December 31, 2008 as compared to September 30, 2008, as days sales outstanding increased to 64 days as of December 31, 2008 from 63 days as of September 30, 2008. Within the current financial environment, we continue to monitor the collectability of our receivables closely. We also experienced a $0.4 million increase in retainage and a $2.1 million decrease in costs in excess of billings during the quarter ended December 31, 2008 as compared to September 30, 2008. Inventories decreased by $0.6 million during the quarter ended December 31, 2008 as compared to September 30, 2008, reflecting the continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems and improved material management. Prepaid expenses and other current assets decreased by a total of $0.2 million, and assets from discontinued operations decreased $0.2 million during the quarter ended December 31, 2008 as compared to September 30, 2008.

During the quarter ended December 31, 2008, our total current liabilities decreased by $28.8 million, to $108.2 million, compared to $137.0 million as of September 30, 2008. During the quarter ended December 31, 2008, accounts payable and accrued expenses decreased $32.2 million as a result of reduced operating activities and due to the effects of our cash management efforts at the end of our 2008 fiscal year. Billings in excess of costs increased $3.8 million during the quarter ended December 31, 2008 as compared to the year ended September 30, 2008, due to our efforts to reduce days-sales-outstanding increase the reduction in operating levels. Finally, current maturities of long-term debt decreased $0.2 million and liabilities at our discontinued operations decreased by $0.1 million during the quarter ended December 31, 2008 as compared to September 30, 2008.
Liquidity and Capital Resources
As of December 31, 2008, we had cash and cash equivalents of $49.3 million, working capital of $128.2. million, $25.0 million in outstanding borrowings under our Tontine Term Loan, and $34.0 million of letters of credit outstanding and $5.9 million of available capacity under our Revolving Credit Facility.
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
In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 9 to our condensed consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to our account reconciliation process at the Corporate office. Specifically, the Company’s procedures and personnel resources responsible for accounting for miscellaneous accruals, medical claims and certain other expenses were not effective. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.
Changes in Internal Control Over Financial Reporting
In an effort to remediate the material weakness at the Corporate office, during 2009, we strengthened our internal controls over financial reporting by improving the Corporate office account reconciliation process and implementing several staffing changes. We believe these changes will remediate the material weakness discussed above.
Prior to the three months ended December 31, 2008, we had completed the implementation of two separate software programs which have since been integrated into our daily work processes and materially impacted our internal controls. The first program is a comprehensive project management system that is being utilized across our divisions and at our shared service centers to standardize our project management and reporting processes and provides our businesses near real-time visibility into project performance. The second program is an accounting consolidation and reporting system that provides management more robust financial data and improved transparency. In addition to these new systems, we have also outsourced our payroll processing to a leading national provider and employed technology to capture labor utilization more real time. Each of these new processes has materially changed our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For additional information, please refer to Part 1, Item 1, Condensed Consolidated Financial Statements — Note 8, “Commitments and Contingencies — Legal Matters,” which is incorporated herein by reference. We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position other than what is already disclosed in Note 8.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008.
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

10.2	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.3	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.4	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.5	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

*10.6	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

(1)	Filed herewith.

*	These exhibits relate to management contracts or compensatory plans or arrangements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

Integrated Electrical Services, Inc.
Date: December 14, 2009	By:	/s/ Raymond K. Guba
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

10.2	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.3	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.4	Management Incentive Plan (for Group Vice Presidents) 2008 Performance Criteria. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

*10.5	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

*10.6	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer (1)

(1)	Filed herewith.

*	These exhibits relate to management contracts or compensatory plans or arrangements.