Form 10-Q/A
period 2009-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-12-14
CIK 1048268

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

Explanatory Paragraph
The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Integrated Electrical Services, Inc. (“we”, “us”, “our”, or the “Company”) is to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 18, 2009 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets as of March 31, 2009 and our consolidated statements of operations, stockholders’ equity, and cash flows for the three and six months ended March 31, 2009.
These corrections primarily included recording of additional charges for certain accruals, medical claims and certain other expenses, and resultant tax effects, that should have been accrued in previous quarters.
Additional information on the effect of the correction to our financial statements as a result of this restatement is contained in Note 9 — Restatement of Financial Statements in this report
In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.
As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 9 to the accompanying interim consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DEFINITIONS
In Amendment No. 1 to this quarterly report on Form 10-Q/A, the words “IES”, the “Company”, “we”, “our”, “ours”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.
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
You should understand that the foregoing, as well as other risk factors discussed in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008, could cause future outcomes to differ materially from those experienced previously or from those expressed in this quarterly report and our aforementioned Amendment No. 1 to our annual report on Form 10-K/A. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Amendment No. 1 to our quarterly report on Form 10-Q/A pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
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
	(Unaudited)
	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,569	$64,709
Accounts receivable:
Trade, net of allowance of $2,641 and $3,556, respectively	127,089	132,273
Retainage	30,114	30,833
Inventories	10,623	12,856
Costs and estimated earnings in excess of billings on uncompleted contracts	15,259	14,743
Prepaid expenses and other current assets	7,769	6,728
Assets from discontinued operations	392	1,967

Total current assets	242,815	264,109

LONG-TERM RECEIVABLE, net of allowance of $278	3,730	—
PROPERTY AND EQUIPMENT, net	24,834	26,123
GOODWILL	4,870	4,892
OTHER NON-CURRENT ASSETS, net	20,841	25,414

Total assets	$297,090	$320,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,503	$2,905
Accounts payable and accrued expenses	77,672	99,860
Billings in excess of costs and estimated earnings on uncompleted contracts	36,487	33,711
Liabilities from discontinued operations	319	504

Total current liabilities	116,981	136,980
LONG-TERM DEBT, net of current maturities	26,385	26,739
OTHER NON-CURRENT LIABILITIES	11,894	10,584

Total liabilities	155,260	174,303

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,612,239 and 14,753,779 outstanding, respectively	154	154
Treasury stock, at cost, 795,563 and 654,023 shares, respectively	(14,227)	(11,591)
Additional paid-in capital	169,563	170,023
Retained deficit	(13,660)	(12,351)

Total stockholders’ equity	141,830	146,235

Total liabilities and stockholders’ equity	$297,090	$320,538

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(Restated)
Revenues	$167,305	$195,659
Cost of services	137,410	164,822

Gross profit	29,895	30,837
Selling, general and administrative expenses	27,300	27,486
Gain on sale of assets	(75)	(7)
Restructuring charges	2,256	2,098

Income (loss) from operations	414	1,260

Interest and other (income) expense:
Interest expense	1,105	1,918
Interest income	(113)	(441)
Other (income) expense, net	(413)	(896)

Interest and other expense, net	579	581

Income (loss) from continuing operations before income taxes	(165)	679
Provision (benefit) for income taxes	(28)	453

Income (loss) from continuing operations	(137)	226

Discontinued operations (Note 2)
Loss from discontinued operations	(6)	(366)
Benefit for income taxes	(1)	(179)

Net loss from discontinued operations	(5)	(187)

Net income (loss)	$(142)	$39

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.02
Discontinued operations	$(0.00)	$(0.02)

Total	$(0.01)	$0.00

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.02
Discontinued operations	$(0.00)	$(0.02)

Total	$(0.01)	$0.00

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,322,439	15,015,717
Diluted	14,322,439	15,021,520
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(Restated)
Revenues	$340,412	$392,779
Cost of services	282,540	328,907

Gross profit	57,872	63,872
Selling, general and administrative expenses	55,767	57,889
Gain on sale of assets	(178)	(24)
Restructuring charges	3,141	3,393

Income (loss) from operations	(858)	2,614

Interest and other (income) expense:
Interest expense	2,090	6,151
Interest income	(273)	(1,545)
Other (income) expense, net	(473)	(1,323)

Interest and other expense, net	1,344	3,283

Loss from continuing operations before income taxes	(2,202)	(669)
Provision (benefit) for income taxes	(913)	25

Net loss from continuing operations	(1,289)	(694)

Discontinued operations (Note 2)
Loss from discontinued operations	(35)	(114)
Benefit for income taxes	(15)	(50)

Net loss from discontinued operations	(20)	(64)

Net loss	$(1,309)	$(758)

Basic earnings (loss) per share:
Continuing operations	$(0.09)	$(0.05)
Discontinued operations	$(0.00)	$(0.00)

Total	$(0.09)	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$(0.09)	$(0.05)
Discontinued operations	$(0.00)	$(0.00)

Total	$(0.09)	$(0.05)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,320,588	15,054,431
Diluted	14,320,588	15,054,431
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,309)	$(758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	20	64
Bad debt expense	617	749
Deferred financing cost amortization	128	1,400
Depreciation and amortization	4,028	4,586
Gain on sale of assets	(178)	(24)
Non-cash restructuring write-off	—	131
Non-cash compensation expense	1,128	1,859
Paid in kind interest	678	—
Equity in (gains) losses of investment	37	(550)
Goodwill adjustment under SOP 90-1	22	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	1,708	(10,213)
Inventories	2,234	(3,103)
Costs and estimated earnings in excess of billings on uncompleted contracts	(516)	647
Prepaid expenses and other current assets	(557)	1,544
Other non-current assets	4,531	(952)
Accounts payable and accrued expenses	(22,396)	(8,212)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,776	2,343
Other non-current liabilities	1,311	228

Net cash used in continuing operations	(5,738)	(10,261)
Net cash provided by discontinued operations	1,333	2,256

Net cash used in operating activities	(4,405)	(8,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,303)	(6,138)
Proceeds from sales of property and equipment	226	218
Investment in unconsolidated affiliate	(2,000)	—
Distribution from unconsolidated affiliate	—	488

Net cash used in investing activities of continuing operations	(3,077)	(5,432)
Net cash provided by investing activities of discontinued operations	—	7

Net cash used in investing activities	(3,077)	(5,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	25,000
Repayments of debt	(1,434)	(45,467)
Payments for debt issuance costs	—	(500)
Acquisition of treasury stock	(4,224)	(3,412)

Net cash used in financing activities	(5,658)	(24,379)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,140)	(37,809)
CASH AND CASH EQUIVALENTS, beginning of period	64,709	69,676

CASH AND CASH EQUIVALENTS, end of period	$51,569	$31,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,382	$1,902
Cash paid for income taxes	$380	$260
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008, with the exception of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as described in the paragraphs that follow. Please refer to the Notes to Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008, when reviewing our interim financial results set forth herein.
On October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” ("FSP 157-2") that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. We adopted SFAS 157 on October 1, 2008 for financial assets and liabilities measured on a recurring basis. See Note 7 for additional information on our adoption of SFAS 157.
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
LONG-TERM RECEIVABLE
In March 2009, we transferred $4.0 million of trade accounts receivable to long-term receivable because the related construction project entered bankruptcy. At the same time, we reserved $0.3 million associated with this receivable. We have liens filed against the project and currently believe that the outstanding receivables is collectible, however there are significant risks involved in bankruptcy proceedings, and we may have to record additional reserves.
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
The 2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $3.0 million to $5.0 million, which will be implemented over approximately 12 months. During the six months ended March 31, 2009, we incurred $3.1 million associated with the 2009 Restructuring Plan, of which $0.2 million, $0.9 million, $1.8 million, and $0.2 million was charged to our Industrial, Commercial, Residential segments and Corporate office, respectively.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting /
	Charges	Other Charges	Total
Restructuring liability at September 30, 2008	$638	$53	$691
Restructuring charges incurred during the six months ended March 31, 2009	1,655	1,395	3,050
Less — cash payments during the six months ended March 31, 2009	(1,080)	(53)	(1,133)
Less — non-cash amortization expense	—	(804)	(804)

Restructuring liability at March 31, 2009	$1,213	$591	$1,804

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
Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues	$—	$878
Gross profit (loss)	$9	$(112)
Pre-tax loss	$(6)	$(366)

	Six Months Ended
	March 31,
	2009	2008
Revenues	$21	$2,626
Gross profit	$29	$292
Pre-tax loss	$(35)	$(114)

	March 31,	September 30,
	2009	2008
Accounts receivable, net	$390	$1,967
Property and equipment, net	2	—

Total assets	$392	$1,967

Accounts payable and accrued liabilities	$319	$481
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23

Total liabilities	319	504

Net assets	$73	$1,463

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	March 31,	September 30,
	2009	2008
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,678	$25,000
Camden Note Payable, due July 1, 2010, bearing interest at 4.59%	3,046	4,419
Capital lease and other	164	225

Total debt	28,888	29,644
Less — Short-term debt and current maturities of long-term debt	(2,503)	(2,905)

Total long-term debt	$26,385	$26,739

Future payments on debt at March 31, 2009 are as follows (in thousands):

2009	$1,526
2010	1,684
2011	—
2012	—
2013	25,678
Thereafter	—

Total	$28,888

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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and six months ended March 31, 2009 and 2008 (in thousands, except per share and per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(137)	$223
Net income (loss) from continuing operations attributable to restricted shareholders	—	3

Net income (loss) from continuing operations	$(137)	$226

Net loss from discontinued operations attributable to common shareholders	$(5)	$(187)
Net loss from discontinued operations attributable to restricted shareholders	—	—

Net loss from discontinued operations	$(5)	$(187)

Net income (loss) attributable to common shareholders	$(142)	$38
Net income (loss) attributable to restricted shareholders	—	1

Net income (loss)	$(142)	$39

	Three Months Ended
	March 31,
	2009	2008

Denominator:
Weighted average common shares outstanding — basic	14,322,439	15,015,717
Effect of dilutive stock options and non-vested restricted stock	—	5,803

Weighted average common and common equivalent shares outstanding — diluted	$14,322,439	15,021,520

Basic income per share:
Basic earnings (loss) per share from continuing operations	$(0.01)	$0.02
Basic loss per share from discontinued operations	$(0.00)	$(0.02)

Basic earnings (loss) per share	$(0.01)	$0.00

Diluted income per share:
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.02
Diluted loss per share from discontinued operations	$(0.00)	$(0.02)

Diluted earnings (loss) per share	$(0.01)	$0.00

	Six Months Ended
	March 31,
	2009	2008
Numerator:
Net loss from continuing operations attributable to common shareholders	$(1,289)	$(694)
Net loss from continuing operations attributable to restricted shareholders	—	—

Net loss from continuing operations	$(1,289)	$(694)

Net loss from discontinued operations attributable to common shareholders	$(20)	$(64)
Net loss from discontinued operations attributable to restricted shareholders	—	—

Net loss from discontinued operations	$(20)	$(64)

Net loss attributable to common shareholders	$(1,309)	$(758)
Net loss attributable to restricted shareholders	—	—

Net loss	$(1,309)	$(758)

Denominator:
Weighted average common shares outstanding — basic	14,320,588	15,054,431
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	$14,320,588	$15,054,431

Basic income per share:
Basic loss per share from continuing operations	$(0.09)	$(0.05)
Basic loss per share from discontinued operations	$(0.00)	$(0.00)

Basic loss per share	$(0.09)	$(0.05)

Diluted income per share:
Diluted loss per share from continuing operations	$(0.09)	$(0.05)
Diluted loss per share from discontinued operations	$(0.00)	$(0.00)

Diluted loss per share	$(0.09)	$(0.05)

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
Segment information for continuing operations for the three months and six months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31, 2009 (Unaudited) Restated
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$115,092	$18,332	$33,881	$—	$167,305
Cost of services	95,960	15,360	26,090	—	137,410

Gross profit	19,132	2,972	7,791	—	29,895
Selling, general and administrative	7,236	2,401	7,305	10,358	27,300
Loss (gain) on sale of assets	(66)	(9)	—	—	(75)
Restructuring charge	151	114	1,254	737	2,256

Income (loss) from operations	$11,811	$466	$(768)	$(11,095)	$414

Other data:
Depreciation and amortization expense	$166	$159	$175	$2,543	$3,043
Capital expenditures	$279	$31	$249	$1,708	$2,267
Total assets	$138,870	$20,890	$38,243	$99,048	$297,051

	Three Months Ended March 31, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$111,491	$33,848	$50,320	$—	$195,659
Cost of services	95,542	29,025	40,255	—	164,822

Gross profit	15,949	4,823	10,065	—	30,837
Selling, general and administrative	9,646	1,715	8,183	7,942	27,486
Loss (gain) on sale of assets	(103)	—	61	35	(7)
Restructuring charge	1,873	136	89	—	2,098

Income (loss) from operations	$4,533	$2,972	$1,732	$(7,977)	$1,260

Other data:
Depreciation and amortization expense	$796	$314	$645	$605	$2,360
Capital expenditures	$106	$474	$212	$637	$1,429
Total assets	$131,382	$32,599	$64,094	$86,272	$314,347

	Six Months March 31, 2009 (Unaudited) Restated
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$216,799	$44,366	$79,247	$—	$340,412
Cost of services	183,378	37,925	61,237	—	282,540

Gross profit	33,421	6,441	18,010	—	57,872
Selling, general and administrative	15,413	4,019	15,551	20,875	55,767
Loss (gain) on sale of assets	(169)	(23)	14	—	(178)
Restructuring charges	402	194	1,722	732	3,141

Income (loss) from operations	$17,775	$2,251	$723	$(21,607)	$(858)

Other data:
Depreciation and amortization expense	$358	$483	$1,453	$1,734	$4,028
Capital expenditures	$321	$75	$265	$776	$1,437

	Six Months March 31, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$221,172	$65,993	105,614	$—	$392,779
Cost of services	188,965	55,296	84,646	—	328,907

Gross profit	32,207	10,697	20,968	—	63,872
Selling, general and administrative	20,597	4,191	16,712	16,389	57,889
Loss (gain) on sale of assets	(120)	—	61	35	(24)
Restructuring charges	3,025	227	141	—	3,393

Income (loss) from operations	$8,705	$6,279	$4,054	$(16,424)	$2,614

Other data:
Depreciation and amortization expense	$1,359	$598	$1,333	$1,279	$4,569
Capital expenditures	$170	$534	$284	$3,506	$4,494
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
The following table summarizes activity regarding our stock option and incentive compensation plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2008	161,000	$19.87
Options granted	7,500	12.31
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, March 31, 2009	$168,500	$19.53

Exercisable, March 31, 2009	$83,668	$18.98

The following table summarizes all options outstanding and exercisable at March 31, 2009:

		Remaining
		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price
$12.31 - $18.79	123,500	7.6	$17.02	70,334	$17.43
$20.75 - $33.55	45,000	8.2	26.44	13,334	27.15

	168,500	7.8	$19.53	83,668	$18.98

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
9. Restatement of Condensed Consolidated Financial Statements (Unaudited)
The March 31, 2009 condensed consolidated financial statements included in our Form Original filed on May 18, 2009, contained errors primarily related to additional charges for certain accruals, medical claims and certain other expenses, and resultant tax effects, that should have been recorded at March 31, 2009. Accordingly, the March 31, 2009 condensed consolidated financial statements have been restated to properly record these transactions. The effect of correcting these errors in our consolidated financial statements was as follows:
Condensed Consolidated Balance Sheet at March 31, 2009:

	As Reported	Adjustment	As Restated

Prepaid expenses and other current assets	$7,752	$17	$7,769
Total current assets	242,798	17	242,815

Property and equipment, net	24,780	54	24,834
Goodwill	4,373	497	4,870
Other non-current assets	20,366	475	20,841
Total assets	296,047	1,043	297,090

Accounts payable and accrued expenses	75,816	1,856	77,672
Total current liabilities	115,125	1,856	116,981
Other non-current liabilities	11,852	42	11,894
Total liabilities	153,360	1,898	155,260

Retained deficit	(12,805)	(855)	(13,660)
Total stockholders’ equity	142,685	(855)	141,830
Total liabilities and stockholders’ equity	$296,047	$1,043	$297,090

Condensed Consolidated Statements of Operations for the periods ended March 31, 2009:

	Three Months Ended March 31, 2009			Six Months Ended March 31, 2009
	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Revenues				$340,675	$(263)	$340,412

Cost of services	$137,517	$(107)	$137,410	281,227	1,313	282,540
Gross profit	29,788	107	29,895	59,448	(1,576)	57,872

Selling, general and administrative expenses	29,147	(1,847)	27,300	57,546	(1,779)	55,767
Restructuring Charges	1,908	348	2,256	2,702	439	3,141
Income (loss) from operations	(1,192)	1,606	414	(622)	(236)	(858)

Other, net	(67)	(346)	(413)	(217)	(256)	(473)
Interest and other expense, net	925	(346)	579	1,600	(256)	1,344

Income (loss) from continuing operations before income tax	(2,117)	1,952	(165)	(2,222)	20	(2,202)
Provision (benefit) for income taxes	(926)	898	(28)	(955)	42	(913)
Net income (loss) from continuing operations	(1,191)	1,054	(137)	(1,267)	(22)	(1,289)

Net loss	(1,234)	1,092	(142)	(1,325)	16	(1,309)

Basic earnings (loss) per share:
Continuing operations	$(0.08)	$0.07	$(0.01)	$(0.09)	$(0.00)	$(0.09)
Total	$(0.09)	$0.08	$(0.01)	$(0.09)	$(0.00)	$(0.09)

Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$0.07	$(0.01)	$(0.09)	$(0.00)	$(0.09)
Total	$(0.09)	$0.08	$(0.01)	$(0.09)	$(0.00)	$(0.09)
Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2009:

	As Reported	Adjustment	As Restated

Net (loss)	(1,325)	16	(1,309)
Depreciation and Amortization	4,454	(426)	4,028
Changes in operating assets and liabilities:
Other non-current assets	5,072	(541)	4,531
Accounts payable and accrued expenses	(22,231)	(203)	(22,434)
Other non-current liabilities	1,088	223	1,311
Net cash used in continuing operations	(4,807)	(931)	(5,738)
Net cash provided by discontinued operations	1,400	(67)	1,333
Net cash used in operating activities	(3,407)	(998)	(4,405)

Purchases of property and equipment	(2,301)	998	(1,303)
Net cash used in investing activities of continuing operations	(4,075)	998	(3,077)
Net cash used in investing activities	(4,075)	998	(3,077)
In addition, footnotes 4 and 5 have been restated to reflect the adjustments noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related Notes, and management’s discussion and analysis included in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008, and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this Amendment No. 1 to our quarterly report on Form 10-Q/A. Actual results may differ materially from those contained in any forward-looking statements.
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

The 2009 Restructuring Plan
On October 1, 2008, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline our local project and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $3.0 million to $5.0 million, which will be implemented over approximately 12 months. During the six months ended March 31, 2009, we incurred $3.1 million associated with the 2009 Restructuring Plan, of which $0.2 million, $0.4 million, $1.7 million, and $0.7 million was charged to our Industrial, Commercial, Residential and Corporate offices, respectively.
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

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Revenues	$167.3	100.0%	$195.7	100.0%
Cost of services (including depreciation)	137.4	82.1%	164.9	84.2%

Gross profit	29.9	17.9%	30.8	15.8%
Selling, general & administrative expenses	27.3	16.3%	27.5	14.0%
Gain on sale of assets	(0.1)	(0.0)%	(0.0)	(0.0)%
Restructuring charges	2.3	1.4%	2.1	1.1%

Income (loss) from operations	0.4	0.3%	1.2	0.6%
Interest and other expense, net	0.6	0.5%	0.6	0.3%

Income (loss) before income taxes	(0.2)	(0.2)%	0.6	0.3%
Provision (benefit) for income taxes	0.1	(0.1)%	0.5	0.2%

Loss from continuing operations	(0.1)	(0.0)%	0.1	0.1%
Income (loss) from discontinued operations	(0.0)	(0.0)%	(0.2)	(0.1)%

Net loss	$(0.1)	(0.0)%	$(0.0)	0.0%

Revenues

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$115.1	68.8%	$111.5	57.0%
Industrial	18.3	10.9%	33.9	17.3%
Residential	33.9	20.3%	50.3	25.7%

Total Consolidated	$167.3	100.0%	$195.7	100.0%

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
Our Industrial segment posted a $15.6 million decrease in revenues during the quarter ended March 31, 2009, a decline of 45.8%, compared to the quarter ended March 31, 2008. During the quarter ended March 31, 2009, our Industrial segment experienced decreased demand for transmission and distribution service projects and decreased construction at electrical substations, refineries, ethanol plants, and pulp and paper mills. Industrial segment market conditions continue to be difficult in light of the current national economic credit crisis, which has resulted in many projects being deferred as they await financing or cancelled altogether.

Residential revenues decreased $16.4 million during the quarter ended March 31, 2009, a decrease of 32.7%, compared to the quarter ended March 31, 2008, due to the slowdown in both single-family and multi-family housing construction. The ongoing nationwide decline in demand for single-family homes has affected our Residential line of business, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. We attribute the majority of this decrease to reductions in building activity throughout all the markets we serve, while the remaining portion of the decrease was attributable to the effect of lower prices in response to the competitive market conditions and falling input prices which affect the prices that we may pass along to our customers.
Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$19.1	16.6%	$15.9	14.3%
Industrial	3.0	16.2%	4.8	14.3%
Residential	7.8	23.0%	10.1	20.0%

Total Consolidated	$29.9	17.9%	$30.8	15.8%

In spite of the decrease in consolidated revenues discussed above, our consolidated gross profit for the quarter ended March 31, 2009, posted a decline of $0.9 million, or 3.1% compared to consolidated gross profit of $30.8 million for the quarter ended March 31, 2008. In spite of the decrease in consolidated revenues discussed above, our overall gross profit percentage increased to 17.9% during the quarter ended March 31, 2009, compared to 15.8% during the quarter ended March 31, 2008, reflecting improved project execution and the effect of reduced input prices.
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
Gross profit at our Industrial segment declined $1.8 million during the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. The reduced gross profit dollars in our Industrial sector was a result of the aforementioned lower project volumes. During the quarter ended March 31, 2009, Industrial’s gross margin percentage improved by 190 basis points primarily due to improved profitability on transmission and distribution projects completed during the period.
During the quarter ended March 31, 2009, our Residential segment experienced a $2.3 million reduction in gross profit compared to the quarter ended March 31, 2008. This decline resulted from the aforementioned $16.4 million decrease in revenues due to the reduction in demand for single-family homes. Gross margin percentage in the Residential segment improved approximately 300 basis points to 23.0% during the quarter ended March 31, 2009. We attribute much of the improvement in Residential’s gross margin to improved execution particularly in multi-family, a stabilization of material costs, and the ability to more effectively manage labor costs to meet project demands.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$7.2	6.1%	$9.7	8.7%
Industrial	2.4	13.1%	1.7	5.1%
Residential	7.3	21.6%	8.2	16.3%
Corporate	10.4	—	7.9	—

Total Consolidated	$27.3	16.2%	$27.5	14.0%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the quarter ended March 31, 2009, our selling, general and administrative expenses were $27.3 million, a decrease of $0.2 million, or 1.1%, below the quarter ended March 31, 2008. This decrease was primarily due to: (1) a $1.4 million reduction in employment expenses, which included a $0.8 million reduction due to transferring several employees out of selling, general, and administrative generalist roles and assigning them to specific project costs as part of our 2009 Restructuring Plan and (2) a reduction of $0.7 million in accounting and legal expenses, including a favorable legal settlement for $0.2 million. These reductions were partially offset by: (1) increased temporary support labor and other processing costs of $1.4 million due to new systems implemented in 2008 and (2) the settlement cost of one time legal disputes totaling approximately $0.3 million during the quarter.
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
In conjunction with our restructuring program, we recognized the following costs during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Severance compensation	$1,193	$1,139
Consulting and other charges	661	828
Non-cash asset amortization and write-offs	402	131

Total restructuring charges	$2,256	$2,098

Interest and Other Expense, Net

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Interest expense	$1,041	$1,256
Deferred financing charges	64	662

Total interest expense	1,105	$1,918
Interest income	(113)	(441)
Other income	(413)	(896)

Total interest and other expense, net	$579	$581

During the quarter ended March 31, 2009, we incurred interest expense of $1.1 million on an average debt balance of $25.0 million for the Tontine Term Loan and an average letter of credit balance of $34.0 million and an average unused line of credit balance of $26.0 million under the Revolving Credit Facility. This compares to interest expense of $1.9 million for the quarter ended March 31, 2008, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $38.0 million and an average unused line of credit balance of $42.0 million.
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
The provision for income taxes from continuing operations decreased from an expense of $0.5 million for the quarter ended March 31, 2008 to a benefit of $28,000 for the three months ended March 31, 2009. The decrease in the provision for income taxes for the quarter ended March 31, 2009 is attributable to a reduction in the income from continuing operations for the quarter ended March 31, 2009 and a decrease in state income taxes.
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

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Revenues	$340.4	100.0%	$392.8	100.0%
Cost of services (including depreciation)	282.5	83.0%	328.9	83.7%

Gross profit	57.9	17.0%	63.9	16.3%
Selling, general & administrative expenses	55.8	16.4%	57.9	14.7%
Gain on sale of assets	(0.2)	(0.0)%	(0.0)	(0.0)%
Restructuring charges	3.1	0.9%	3.4	0.9%

Income (loss) from operations	(0.8)	(0.2)%	2.6	0.7%
Interest and other expense, net	1.4	0.4%	3.3	0.9%

Loss from continuing operations before income taxes	(2.2)	(0.6)%	(0.7)	(0.2)%
Provision (benefit) for income taxes	(0.9)	(0.2)%	0.0	0.0%

Loss from continuing operations	(1.3)	(0.3)%	(0.7)	(0.2)%
Loss from discontinued operations	(0.0)	0.0%	(0.1)	0.0%

Net loss	$(1.3)	(0.3)%	$(0.8)	(0.2)%

Revenues

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$216.8	63.7%	$221.2	56.3%
Industrial	44.4	13.0%	66.0	16.8%
Residential	79.2	23.3%	105.6	26.9%

Total Consolidated	$340.4	100.0%	$392.8	100.0%

Consolidated revenues for the six months ended March 31, 2009, were $52.4 million less than in the six months ended March 31, 2008, a decline of 13.3%. This $52.4 million reduction was attributable to declines in each of our Commercial, Industrial, and Residential segments, reflecting the overall decrease in all sectors of the construction industry.
Our Commercial segment experienced a $4.4 million decline in revenues during the six months ended March 31, 2009, a 2.0% decrease compared to the six months ended March 31, 2008. Nearly all of our Commercial operating locations experienced revenue shortfalls during the six months ended March 31, 2009, as many industry sectors have experienced reductions. Our Commercial segment has been affected by reduced demand for light construction projects such as restaurants, movie theaters and local shopping centers, which is correlated to the slowdown in the housing sector. We have also experienced increased competition for low-end retail work from residential contractors who have been affected by the housing slowdown. Although the revenue for quarter ended March 31, 2009, showed improvement over the same time period of the prior year as previously mentioned, the combined revenue for the six months ended March 31, 2009, declined compared to 2008, primarily due to considerably lower volumes experienced in the first quarter of 2009 fiscal year, only partially offset by increased volumes in the second quarter of fiscal year 2009.
Our Industrial segment posted a decrease in revenues of $21.6 million during the six months ended March 31, 2009, a 32.8% decrease, compared to the six months ended March 31, 2008. The key factor in our revenue decline during the period was decreased construction activity at electrical substations, ethanol plants, and pulp and paper mills, as many projects were deferred, cancelled or are awaiting financing.
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

Gross Profit

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%		%
	(Dollars in millions. Percentage of revenues.)
Commercial	$33.5	15.5%	$32.2	14.6%
Industrial	6.4	14.5%	10.7	16.2%
Residential	18.0	22.7%	21.0	19.9%

Total Consolidated	$57.9	17.0%	$63.9	16.3%

The decline in our consolidated gross profit of $6.0 million for the six months ended March 31, 2009, compared to the six months ended March 31, 2008, was primarily due to lower consolidated revenues during the period, as discussed above. Our gross profit percentage, however, increased from 16.3% for the six months ended March 31, 2008, to 17.0% for the six months ended March 31, 2009. This increase was due to improved margins in the Commercial and Residential segments, offset by a decline of the gross margin percentage in the Industrial segment.
Our Commercial segment’s gross profit was $33.5 million during the six months ended March 31, 2009, an increase of $1.3 million compared to the six months ended March 31, 2008. The Commercial segment’s gross margin percentage improved approximately 80 basis points to 15.5% of revenues during the six months ended March 31, 2009, from 14.6% during the six months ended March 31, 2008. The improvement in gross margin percentage reflects improved project execution due to a combination of enhanced cost controls as well as increased profitability on jobs awarded in part due to the project management operating system initiative implemented in the past year. During the six months ended March 31, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues during the period as part of our 2009 Restructuring Plan.
Industrial gross profit decreased $4.3 million in the six months ended March 31, 2009, compared to the six months ended March 31, 2008. The decrease in gross profit in our Industrial sector is tied to the $21.6 million decrease in revenue during the period, as discussed above, and a mix of lower margin projects.
Our Residential segment experienced a $3.0 million decline in gross profit for the six months ended March 31, 2009, compared to the six months ended March 31, 2008. This decline is due to the aforementioned $26.4 million decrease in revenues during the period caused by reduced demand for single-family homes. However, the gross margin percentage in the Residential line of business increased from 19.9% for the six months ended March 31, 2008, to 22.7% in the six months ended March 31, 2009, in spite of the decline in the number of housing starts this year. We attribute the improvement in the Residential segment gross margin percentage to improved execution in multi-family and to a greater mix of higher margin multi-family projects when compared to the single family construction activities. In addition to improved profitability at our multi-family housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.
Selling, General and Administrative Expenses

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
	(Dollars in millions. Percentage of revenues.)
Commercial	$15.4	7.1%	$20.6	9.3%
Industrial	4.0	9.1%	4.2	6.4%
Residential	15.5	19.6%	16.7	15.8%
Corporate	20.9	—	16.4	—

Total Consolidated	$55.8	16.4%	$57.9	14.7%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.

During the six months ended March 31, 2009, our selling, general and administrative expenses were $55.8 million, a decrease of $2.1 million, or 3.8%, compared to the six months ended March 31, 2008. The decrease in 2009 expenses was primarily due to (1) a $2.6 million reduction in employment costs, including the employee transfers mentioned below, (2) a decrease of $0.7 million in accounting fees and routine legal costs and (3) a decrease in other general business expenses of approximately $.3 million. These decreases were partially offset by (1) an increase of $1.2 million in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new systems implemented during 2008 and (2) the settlement of one time legal disputes of approximately $0.3 million. Further, during the quarter ended March 31, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues and a reduction in selling, general, and administrative costs as part of our 2009 Restructuring Plan.
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
In conjunction with our restructuring program, we recognized the following costs during the six months ended March 31, 2009 and 2008 (in thousands):

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Severance compensation	$1,676	$1,768
Consulting and other charges	661	1,494
Non-cash asset amortization and write-offs	804	131

Total restructuring charges	$3,141	$3,393

Interest and Other Expense, Net

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Interest expense	$1,962	$2,699
Deferred financing charges	128	1,400
Debt prepayment penalty	—	2,052

Total interest expense	2,090	6,151

Interest income	(273)	(1,545)
Other income	(473)	(1,323)

Total interest and other expense, net	$1,344	$3,283

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
The provision for income taxes from continuing operations decreased from an expense of $25,000 for the six months ended March 31, 2008, to a benefit of $0.9 million for the six months ended March 31, 2009. The decrease in the provision for income taxes for the six months ended March 31, 2009, is attributable to the increase in the loss from continuing operations for the six months ended March 31, 2009, and a decrease in state income taxes.
Income (Loss) from Discontinued Operations
As discussed earlier in this report, since March 2006 we have shut down seven underperforming subsidiaries. While this exit plan is substantially complete, there are still some revenues and expenses associated with the wind down of these subsidiaries. Such income statement amounts are classified as discontinued operations.
Revenues at these subsidiaries were $21,000 and $2.6 million for the six months ended March 31, 2009, and the six months ended March 31, 2008, respectively; earnings after tax at these subsidiaries was a net loss of $20,000 during the six months ended March 31, 2009, and net loss of $64,000 during the six months ended March 31, 2008.

Working Capital

	March 31,	September 30,
	2009	2008
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$51.6	64.7
Accounts receivable
Trade, net of allowance of $3.0 and $3.6 respectively	127.1	132.3
Retainage	30.1	30.8
Inventories	10.6	12.9
Costs and estimated earnings in excess of billings on uncompleted contracts	15.2	14.7
Prepaid expenses and other current assets	7.8	6.7
Assets from discontinued operations	0.4	2.0

Total current assets	$242.8	$264.1

CURRENT LIABILITIES:
Current maturities of long-term debt	$2.5	$2.9
Accounts payable and accrued expenses	77.7	99.9
Billings in excess of costs and estimated earnings on uncompleted contracts	36.5	33.7
Liabilities from discontinued operations	0.3	0.5

Total current liabilities	$117.0	$137.0

Working capital	$125.8	$127.1

During the six months ended March 31, 2009, working capital decreased by $1.3 million as compared to September 30, 2008, reflecting a $21.3 million decrease in current assets and a $20.0 million decrease in current liabilities during the period.
During the six months ended March 31, 2009, our current assets decreased by $21.3 million, or 8.1%, to $242.8 million, as compared to $264.1 million as of September 30, 2008. Cash and cash equivalents decreased by $13.1 million during the six months ended March 31, 2009, as compared to September 30, 2008. Current trade accounts receivables, net, decreased by $5.2 million at March 31, 2009, as compared to September 30, 2008, as days sales outstanding increased to 72 days as of March 31, 2009 from 63 days as of September 30, 2008, and we transferred a $3.7 million receivable to long-term receivables during the period. Within the current financial environment, we continue to monitor the collectability of our receivables closely. We also experienced a $0.7 million decrease in retainage and a $0.5 million increase in costs in excess of billings during the six months ended March 31, 2009, compared to September 30, 2008. Inventories decreased by $2.3 million during the six months ended March 31, 2009, compared to September 30, 2008, reflecting the continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems, improved material management and a vendor managed inventory strategy. Prepaid expenses and other current assets increased by a total of $0.9 million and assets from discontinued operations decreased by $1.6 million during the six months ended March 31, 2009, compared to September 30, 2008.
During the six months ended March 31, 2009, our total current liabilities decreased by $20.0 million, to $117.0 million, compared to $137.0 million as of September 30, 2008. During the six months ended March 31, 2009, accounts payable and accrued expenses decreased $22.2 million as a result of lower volume, early pay discounts associated with our Preferred Vendor Program and our cash management efforts at the end of our 2008 fiscal year. Billings in excess of costs increased by $2.8 million during the six months ended March 31, 2009, compared to September 30, 2008, due to our efforts to increase cash flow. Finally, current maturities of long-term debt decreased by $0.4 million and liabilities at our discontinued operations decreased by $0.2 million during the six months ended March 31, 2009, compared to September 30, 2008.
Liquidity and Capital Resources
As of March 31, 2009, we had cash and cash equivalents of $51.6 million, working capital of $125.8 million, $25.7 million in outstanding borrowings under our Tontine Term Loan and $34.0 million of letters of credit outstanding and $3.0 million of available capacity under our Revolving Credit Facility.
During the six months ended March 31, 2009, we used $4.4 million in cash in our operating activities principally due the timing of our accounts payable and payment of year-end bonuses in December 2008. We also had combined cash outflow of $8.7 million for our investing and financing activities during the six months ended March 31, 2009. This out flow included $1.3 million in capital expenditures primarily for computer equipment used in our new operating, management and financial reporting systems, a $2.0 million investment in debt and warrants of an unconsolidated affiliate, $1.4 million of payments on long term debt, and $4.2 million for the acquisition of treasury stock.

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
As of March 31, 2009, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$1,526	$1,684	$—	$—	$25,678	$—	$28,888
Operating lease obligations	$4,095	$5,046	$3,242	$2,061	$695	$844	$15,983
Capital lease obligations	$121	$43	$—	$—	$—	$—	$164

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commercial commitments expire by September 30 of each of the following fiscal years (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Letters of credit	$—	$—	$—	$—	$—	$—	$—
Other commercial commitments (2)	$—	$150	$—	$—	$—	$—	$150

(2)	Balance of investment commitment in EnerTech.
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
In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 9 to our condensed consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to our account reconciliation process at the Corporate office. Specifically, the Company’s procedures and personnel resources responsible for accounting for miscellaneous accruals, medical claims and certain other expenses were not effective. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

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
Additionally during the quarter, we implemented an improved fixed asset accounting system. This activity was part of our ongoing efforts to strengthen internal controls. Accordingly, internal controls will be improved as the new fixed asset module implementation becomes fully operational during the next quarter.

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