Form 10-Q/A
period 2009-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-12-14
CIK 1048268

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of August 6, 2009 of the issuer’s common stock was 14,608,201.

Explanatory Paragraph
The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Integrated Electrical Services, Inc. (“we”, “us”, “our”, or the “Company”) is to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009, to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets as of June 30, 2009, and our consolidated statements of operations, stockholders’ equity, and cash flows for the three and nine months ended June 30, 2009.
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
As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 9 to the accompanying interim consolidated financial statements

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

DEFINITIONS
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
You should understand that the foregoing, as well as other risk factors discussed in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008, could cause future outcomes to differ materially from those experienced previously or from those expressed in this quarterly report and our aforementioned Amendment No. 1 to our annual report on Form 10-K/A. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in Amendment No. 1 to this quarterly report on Form 10-Q/A pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
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
	(Unaudited)
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,544	$64,709
Accounts receivable:
Trade, net of allowance of $2,690 and $3,556, respectively	120,795	132,273
Retainage	31,110	30,833
Inventories	10,074	12,856
Costs and estimated earnings in excess of billings on uncompleted contracts	15,750	14,743
Prepaid expenses and other current assets	7,337	6,728
Assets from discontinued operations	511	1,967

Total current assets	246,121	264,109

LONG-TERM RECEIVABLE, net of allowance of $278	3,732	—
PROPERTY AND EQUIPMENT, net	25,798	26,123
GOODWILL	4,827	4,892
OTHER NON-CURRENT ASSETS, net	19,407	25,414

Total assets	$299,885	$320,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,556	$2,905
Accounts payable and accrued expenses	79,820	99,860
Billings in excess of costs and estimated earnings on uncompleted contracts	34,407	33,711
Liabilities from discontinued operations	332	504

Total current liabilities	118,115	136,980
LONG-TERM DEBT, net of current maturities	25,980	26,739
OTHER NON-CURRENT LIABILITIES	12,122	10,584

Total liabilities	156,217	174,303

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,610,405 and 14,753,779 outstanding, respectively	154	154
Treasury stock, at cost, 797,397 and 654,023 shares, respectively	(14,245)	(11,591)
Additional paid-in capital	170,121	170,023
Retained deficit	(12,362)	(12,351)

Total stockholders’ equity	143,668	146,235

Total liabilities and stockholders’ equity	$299,885	$320,538

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
	(Restated)
Revenues	$172,185	$213,798
Cost of services	140,648	179,565

Gross profit	31,537	34,233
Selling, general and administrative expenses	26,995	27,812
Gain on sale of assets	(221)	(115)
Restructuring charges	633	1,038

Income from operations	4,130	5,498

Interest and other (income) expense:
Interest expense	1,325	1,356
Interest income	(67)	(284)
Other (income) expense, net	251	67

Interest and other expense, net	1,509	1,139

Income from continuing operations before income taxes	2,621	4,359
Provision for income taxes	1,405	2,049

Income from continuing operations	1,216	2,310

Discontinued operations (Note 2)
Income (loss) from discontinued operations	217	(527)
Provision (benefit) for income taxes	136	(254)

Net income (loss) from discontinued operations	81	(273)

Net income	$1,297	$2,037

Basic earnings (loss) per share:
Continuing operations	$0.08	$0.15
Discontinued operations	$0.01	$(0.01)

Total	$0.09	$0.14

Diluted earnings (loss) per share:
Continuing operations	$0.08	$0.15
Discontinued operations	$0.01	$(0.01)

Total	$0.09	$0.14

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,339,066	14,969,008
Diluted	14,403,139	15,003,131
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
	(Restated)
Revenues	$512,597	$606,577
Cost of services	423,188	508,472

Gross profit	89,409	98,105
Selling, general and administrative expenses	82,761	85,700
Gain on sale of assets	(399)	(139)
Restructuring charges	3,774	4,431

Income from operations	3,273	8,113

Interest and other (income) expense:
Interest expense	3,415	7,507
Interest income	(340)	(1,829)
Other (income) expense, net	(222)	(1,256)

Interest and other expense, net	2,853	4,422

Income from continuing operations before income taxes	420	3,691
Provision for income taxes	492	2,074

Net income from continuing operations	(72)	1,617

Discontinued operations (Note 2)
Income (loss) from discontinued operations	182	(641)
Provision (benefit) for income taxes	121	(304)

Net income (loss) from discontinued operations	61	(337)

Net income	$(11)	$1,280

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.11
Discontinued operations	$0.01	$(0.02)

Total	$0.00	$0.09

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.11
Discontinued operations	$0.01	$(0.02)

Total	$0.00	$0.09

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,326,747	15,026,675
Diluted	14,348,238	15,109,335
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(11)	$1,280
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	(61)	337
Bad debt expense	1,295	2,001
Deferred financing cost amortization	191	1,714
Depreciation and amortization	6,237	6,422
Gain on sale of assets	(399)	(139)
Non-cash restructuring write-off	—	131
Non-cash compensation expense	1,745	2,702
Paid in kind interest	678	—
Equity in (gains) losses of investment	33	(424)
Goodwill adjustment under SOP 90-1	65	1,057
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable	6,325	(17,293)
Inventories	2,782	(1,578)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,007)	5,345
Prepaid expenses and other current assets	(123)	1,482
Other non-current assets	5,535	(1,262)
Accounts payable and accrued expenses	(19,945)	(6,004)
Billings in excess of costs and estimated earnings on uncompleted contracts	695	4,961
Other non-current liabilities	1,538	258

Net cash provided by continuing operations	5,573	990
Net cash provided by discontinued operations	1,327	2,065

Net cash provided by operating activities	6,900	3,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,054)	(9,613)
Proceeds from sales of property and equipment	226	337
Investment in unconsolidated affiliate	(2,150)	—
Distribution from unconsolidated affiliates	—	488
Changes in restricted cash	—	20,000

Net cash (used in) provided by investing activities of continuing operations	(5,978)	11,212
Net cash provided by investing activities of discontinued operations	—	5

Net cash (used in) provided by investing activities	(5,978)	11,217

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	1,055	25,193
Repayments of debt	(1,841)	(45,692)
Payments for debt issuance costs	—	(575)
Acquisition of treasury stock	(4,301)	(6,056)

Net cash used in financing activities	(5,087)	(27,130)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,165)	(12,858)
CASH AND CASH EQUIVALENTS, beginning of period	64,709	69,676

CASH AND CASH EQUIVALENTS, end of period	$60,544	$56,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,370	$3,690
Cash paid for income taxes	$779	$663
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141 “Business Combinations” (“SFAS 141”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Under SFAS 141 and SOP 90-7, which were in effect at the time of our financial reorganization, reductions to our income tax valuation allowance recorded prior to April 30, 2006, would reduce goodwill to the extent thereof, then reduce other intangible assets, and then reduce additional paid-in capital. Beginning October 1, 2009, under the provisions of SFAS 141(R), reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. We believe the impact of the change will be significant. For example, had SFAS 141(R) been effective for the fiscal year beginning October 1, 2008, our provision for income taxes from continuing operations for the quarter ended June 30, 2009 would decrease from $1.4 million to $0.3 million and the provision for income taxes from continuing operations for nine months ended June 30, 2009 would remain unchanged.
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
The 2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that is designed to consolidate operations within our three segments. The 2009 Restructuring Plan is the next level of our business optimization strategy. Our plan is to streamline local projects and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past year to further leverage our resources. Under the 2009 Restructuring Plan, we expect to incur pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $3.0 million to $5.0 million, which will be implemented over approximately 12 months. We are also accelerating our trade name amortization during 2009 fiscal year totaling $1.6 million. These charges have been identified within the “Restructuring Charges” caption in our consolidated statements of operations. During the three months ended June 30, 2009, we incurred $0.6 million associated with the 2009 Restructuring Plan, of which $0.1 million, $0.1 million, $0.4 million, and $0.0 million was charged to our Commercial, Industrial and Residential segments and our Corporate office, respectively. Additionally, during the nine months ended June 30, 2009, we incurred $3.8 million associated with the 2009 Restructuring Plan, of which $0.7 million, $0.4 million, $2.0 million, and $0.7 million was charged to our Commercial, Industrial and Residential segments and our Corporate office, respectively.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting /
	Charges	Other Charges	Total
Restructuring liability at September 30, 2008	$638	$53	$691
Restructuring charges incurred during the nine months ended June 30, 2009	2,034	1,797	3,831
Less — cash payments during the nine months ended June 30, 2009	(1,718)	(110)	(1,828)
Less — non-cash amortization expense	—	(1,206)	(1,206)

Restructuring liability at June 30, 2009	$954	$534	$1,488

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
Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenues	$—	$779
Gross profit (loss)	$85	$(266)
Pre-tax income (loss)	$217	$(527)

	Nine Months Ended
	June 30,
	2009	2008
Revenues	$21	$3,405
Gross profit	$181	$20
Pre-tax income (loss)	$182	$(641)

	June 30,	September 30,
	2009	2008
Accounts receivable, net	$509	$1,967
Property and equipment, net	2	—

Total assets	$511	$1,967

Accounts payable and accrued liabilities	$332	$481
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23

Total liabilities	332	504

Net assets	$179	$1,463

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	June 30,	September 30,
	2009	2008
Term Loan, due May 15, 2013, bearing interest at 11.0%	$25,000	$25,000
Camden Notes Payable, due July 1, 2010, bearing interest at 4.59%	3,351	4,419
Capital lease and other	1,185	225

Total debt	29,536	29,644
Less — Short-term debt and current maturities of long-term debt	(3,556)	(2,905)

Total long-term debt	$25,980	$26,739

Future fiscal year payments on debt at June 30, 2009 are as follows (in thousands):

2009	$771
2010	3,042
2011	261
2012	273
2013	25,189
2014	—
Thereafter	—

Total	$29,536

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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and nine months ended June 30, 2009 and 2008 (in thousands, except per share and per share data):

	Three Months Ended
	June 30,
	2009	2008
Numerator:
Net income from continuing operations attributable to common shareholders	$1,193	$2,281
Net income from continuing operations attributable to restricted shareholders	23	29

Net income from continuing operations	$1,216	$2,310

Net income from discontinued operations attributable to common shareholders	$79	$(273)
Net income from discontinued operations attributable to restricted shareholders	2	—

Net income from discontinued operations	$81	$(273)

Net income attributable to common shareholders	$1,272	$2,008
Net income attributable to restricted shareholders	25	29

Net income	$1,297	$2,037

	Three Months Ended
	June 30,
	2009	2008
Denominator:
Weighted average common shares outstanding — basic	14,339,066	14,969,008
Effect of dilutive stock options and non-vested restricted stock	64,073	34,123

Weighted average common and common equivalent shares outstanding — diluted	14,403,139	15,003,131

Basic income per share:
Basic earnings per share from continuing operations	$0.08	$0.15
Basic earnings per share from discontinued operations	$0.01	$(0.01)

Basic earnings per share	$0.09	$0.14

Diluted income per share:
Diluted earnings per share from continuing operations	$0.08	$0.15
Diluted earnings per share from discontinued operations	$0.01	$(0.01)

Diluted earnings per share	$0.09	$0.14

	Nine Months Ended
	June 30,
	2009	2008
Numerator:
Net income from continuing operations attributable to common shareholders	$(72)	$1,593
Net income from continuing operations attributable to restricted shareholders	—	24

Net income from continuing operations	$(72)	$1,617

Net income (loss) from discontinued operations attributable to common shareholders	$60	$(337)
Net income (loss) from discontinued operations attributable to restricted shareholders	1	—

Net income (loss) from discontinued operations	$61	$(337)

Net income attributable to common shareholders	$(12)	$1,256
Net income attributable to restricted shareholders	1	24

Net income	$(11)	$1,280

Denominator:
Weighted average common shares outstanding — basic	14,326,747	15,026,675
Effect of dilutive stock options and non-vested restricted stock	21,491	82,660

Weighted average common and common equivalent shares outstanding — diluted	14,348,238	15,109,335

Basic income per share:
Basic loss per share from continuing operations	$(0.01)	$0.11
Basic income (loss) per share from discontinued operations	$0.01	$(0.02)

Basic loss per share	$0.00	$0.09

Diluted income per share:
Diluted loss per share from continuing operations	$(0.01)	$0.11
Diluted income (loss) per share from discontinued operations	$0.01	$(0.02)

Diluted loss per share	$0.00	$0.09

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, set forth in Note 2 to our Consolidated Financial Statements included in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2008. We evaluate performance based on income from operations of the respective business units prior to Corporate office expenses. Our Corporate office allocates some costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.
Segment information for continuing operations for the three months and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30, 2009 (Unaudited) Restated
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$114,484	$19,967	$37,734	$—	$172,185
Cost of services	95,736	16,612	28,300	—	140,648

Gross profit	18,748	3,355	9,434	—	31,537
Selling, general and administrative	7,515	2,006	6,948	10,526	26,995
Loss (gain) on sale of assets	(97)	(142)	15	3	(221)
Restructuring charge	256	182	260	(65)	633

Income (loss) from operations	$11,074	$1,309	$2,211	$(10,464)	$4,130

Other data:
Depreciation and amortization expense	$313	$319	$432	$475	$1,539
Capital expenditures	$895	$330	$73	$1,213	$2,511
Total assets	$130,648	$22,120	$39,299	$107,307	$299,374

	Three Months Ended June 30, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$125,547	$32,989	$55,262	$—	$213,798
Cost of services	108,166	26,651	44,748	—	179,565

Gross profit	17,381	6,338	10,514	—	34,233
Selling, general and administrative	10,049	1,833	8,419	7,511	27,812
Loss (gain) on sale of assets	(58)	(12)	(5)	(40)	(115)
Restructuring charge	898	108	32	—	1,038

Income (loss) from operations	$6,492	$4,409	$2,068	$(7,471)	$5,498

Other data:
Depreciation and amortization expense	$550	$240	$468	$587	$1,845
Capital expenditures	$41	$34	$58	$2,847	$2,980
Total assets	$132,488	$30,505	$48,179	$107,230	$318,402

	Nine Months Ended June 30, 2009 (Unaudited) Restated
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$331,283	$64,332	$116,982	$—	$512,597
Cost of services	279,125	54,531	89,532	—	423,188

Gross profit	52,158	9,801	27,450	—	89,409
Selling, general and administrative	22,958	6,025	22,498	31,280	82,761
Loss (gain) on sale of assets	(266)	(164)	29	2	(399)
Restructuring charge	748	377	1,981	668	3,774

Income (loss) from operations	$28,718	$3,563	$2,942	$(31,950)	$3,273

Other data:
Depreciation and amortization expense	$671	$802	$1,885	$2,635	$5,993
Capital expenditures	$1,216	$405	$338	$2,471	$4,430

	Nine Months Ended June 30, 2008 (Unaudited)
	Commercial	Industrial	Residential	Corporate	Total
Revenues	$346,719	$98,982	$160,876	$—	$606,577
Cost of services	297,131	81,947	129,394	—	508,472

Gross profit	49,588	17,035	31,482	—	98,105
Selling, general and administrative	30,964	6,346	25,131	23,259	85,700
Loss (gain) on sale of assets	(177)	(13)	56	(5)	(139)
Restructuring charge	3,923	335	173	—	4,431

Income (loss) from operations	$14,878	$10,367	$6,122	$(23,254)	$8,113

Other data:
Depreciation and amortization expense	$1,914	$846	$1,801	$1,861	$6,422
Capital expenditures	$211	$568	$344	$6,352	$7,475

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
The following table summarizes activity regarding our stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2008	161,000	$19.87
Options granted	7,500	12.31
Exercised	—	—
Expired	—	—
Forfeited	(10,000)	(33.35)

Outstanding, June 30, 2009	158,500	$18.66

Exercisable, June 30, 2009	92,000	$19.02

The following table summarizes all options outstanding and exercisable at June 30, 2009:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	June 30, 2009	in Years	Exercise Price	June 30, 2009	Exercise Price
$12.31 - $18.79	123,500	7.4	$17.02	$72,000	$17.34
$20.75 - $33.55	35,000	8.0	26.46	20,000	25.08

	158,500	7.5	$18.66	$92,000	$19.02

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
10. Restatement of Condensed Consolidated Financial Statements (Unaudited)
The June 30, 2009 condensed consolidated financial statements included in our Original Form 10-Q filed on August 10, 2009, contained errors primarily related to additional charges for certain accruals, medical claims and certain other expenses, and resultant tax effects, that should have been recorded at June 30, 2009. Accordingly, the June 30, 2009 condensed consolidated financial statements have been restated to properly record these transactions. The effect of correcting these errors in our consolidated financial statements was as follows:
Condensed Consolidated Balance Sheet at June 30, 2009:

	As Reported	Adjustment	As Restated

Prepaid expenses and other current assets	$7,320	$17	$7,337
Total current assets	246,104	17	246,121

Property and equipment, net	25,932	(134)	25,798
Goodwill	4,330	497	4,827
Other non-current assets	19,235	172	19,407
Total assets	299,333	552	299,885

Accounts payable and accrued expenses	77,812	2,008	79,820
Total current liabilities	116,107	2,008	118,115
Other non-current liabilities	12,463	(341)	12,122
Total liabilities	154,550	1,667	156,217

Retained deficit	(11,247)	(1,115)	(12,362)
Total stockholders’ equity	144,783	(1,115)	143,668
Total liabilities and stockholders’ equity	$299,333	$552	$299,885

Condensed Consolidated Statements of Operations for the periods ended June 30, 2009:

	Three Months Ended June 30, 2009			Nine Months Ended June 30, 2009
	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Revenues				$512,860	$(263)	$512,597

Cost of services	$139,858	$790	$140,648	421,085	2,103	423,188
Gross profit	32,327	(790)	31,537	91,775	(2,366)	89,409

Selling, general and administrative expenses	26,671	324	26,995	84,216	(1,455)	82,761
Restructuring Charges	645	(12)	633	3,347	427	3,774
Income from operations	5,232	(1,102)	4,130	4,611	(1,338)	3,273

Other, net	621	(370)	251	404	(626)	(222)
Interest and other expense, net	1,879	(370)	1,509	3,479	(626)	2,853

Income from continuing operations before income tax	3,353	(732)	2,621	1,132	(712)	420
Provision for income taxes	1,896	(491)	1,405	941	(449)	492
Net income (loss) from continuing operations	1,457	(241)	1,216	191	(263)	(72)

Loss from discontinued operations				115	67	182
Provision (benefit) for income taxes	117	19	136	73	48	121
Net loss from discontinued operations	100	(19)	81	42	19	61

Net income (loss)	1,557	(260)	1,297	233	(244)	(11)

Basic earnings (loss) per share:
Continuing operations	0.10	(0.02)	0.08	0.02	(0.01)	0.01
Total	0.11	(0.02)	0.09	0.02	(0.02)	0.00

Diluted earnings (loss) per share:
Continuing operations	0.10	(0.02)	0.08	0.02	(0.01)	0.01
Total	0.11	(0.02)	0.09	0.02	(0.02)	0.00
Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2009:

	As Reported	Adjustment	As Restated

Net income (loss)	233	(244)	(11)
Depreciation and Amortization	5,993	244	6,237
Changes in operating assets and liabilities:

Accounts payable and accrued expenses	(20,232)	268	(19,964)
Prepaid expenses and other current assets	(124)	1	(123)
Other non-current assets	5,773	(238)	5,535

Other non-current liabilities	1,698	(160)	1,538
Net cash used in continuing operations	5,702	(129)	5,573
Net cash provided (used) by discontinued operatrions	1,394	(67)	1,327
Net cash used in operating activities	7,096	(196)	6,900

Purchases of property and equipment	(4,812)	758	(4,054)
Proceeds from sales of property and equipment	788	(562)	226
Net cash used in investing activities of continuing operations	(6,174)	196	(5,978)
Net cash used in investing activities	(6,174)	196	(5,978)
In addition, footnote disclosures related to the adjustments noted above that were included in footnotes 4 and 5 have been restated.

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
Restatement
The following discussion and analysis of our financial condition and results of operations includes the effects of the restated amounts as disclosed in Note 10 – Restatement of Condensed Consolidated Financial Statements (Unaudited) included in Item I of this Amendment No. 1 to our Form 10-Q/A. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed quarterly reports
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 2008
The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions and percentages are expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)

Revenues	$172.2	100.0%	$213.8	100.0%
Cost of services	140.6	81.6%	179.6	84.0%

Gross profit	31.6	18.4%	34.2	16.0%
Selling, general and administrative expenses	27.0	15.7%	27.8	13.0%
Gain on sale of assets	(0.2)	(0.1)%	(0.1)	(0.1)%
Restructuring charges	0.7	0.3%	1.0	0.5%

Income from operations	4.1	2.5%	5.5	2.6%
Interest and other expense, net	1.5	1.0%	1.1	0.6%

Income before income taxes	2.6	1.5%	4.4	2.0%
Provision for income taxes	1.4	0.9%	2.1	0.9%

Income from continuing operations	1.2	0.6%	2.3	1.1%
Income (loss) from discontinued operations	0.1	0.1%	(0.3)	(0.1)%

Net income	$1.3	0.7%	$2.0	1.0%

Revenues

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)

Commercial	$114.5	66.5%	$125.5	58.7%
Industrial	20.0	11.6%	33.0	15.4%
Residential	37.7	21.9%	55.3	25.9%

Total Consolidated	$172.2	100.0%	$213.8	100.0%

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
Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)

Commercial	$18.8	16.4%	$17.4	13.8%
Industrial	3.4	16.8%	6.3	19.2%
Residential	9.4	25.0%	10.5	19.0%

Total Consolidated	$31.6	18.4%	$34.2	16.0%

In spite of the 19.5% decrease in consolidated revenues discussed above, our consolidated gross profit for the quarter ended June 30, 2009, posted a modest decline of $2.6 million, or 7.6% compared to consolidated gross profit for the quarter ended June 30, 2008. Our overall gross profit percentage of revenue increased to 18.3% during the quarter ended June 30, 2009, compared to 16.0% during the quarter ended June 30, 2008, reflecting improved project execution and the effect of reduced input prices.
Our Commercial segment’s gross profit, during the quarter ended June 30, 2009, increased $1.4 million over the quarter ended June 30, 2008. Commercial’s gross margin percentage increased approximately 280 basis points during the quarter ended June 30, 2009, reflecting improved project execution, resulting in fewer projects with losses. This is primarily due to a combination of enhanced cost controls and increased profitability on jobs awarded due to the project management operating system initiative implemented in the past year.
Gross profit at our Industrial segment declined $2.9 million during the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. The reduced gross profit dollars in our Industrial sector was primarily a result of the aforementioned lower project volumes. During the quarter ended June 30, 2009, Industrial’s gross margin percentage declined by approximately 240 basis points primarily as a result of reduced volumes and in part due to mix of lower margin work being performed during 2009. The project mix in 2008 included several large time and material projects with higher margins.
During the quarter ended June 30, 2009, our Residential segment experienced a $1.1 million reduction in gross profit compared to the quarter ended June 30, 2008. This decline resulted from the aforementioned $17.6 million decrease in revenues due to the reduction in demand for single-family homes. Gross margin percentage in the Residential segment improved approximately 600 basis points to 25.0% during the quarter ended June 30, 2009. We attribute much of the improvement in Residential’s gross margin to improved execution particularly in multi-family, a stabilization of material costs, and the ability to more effectively manage labor costs to meet project demands.

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)

Commercial	$7.5	6.6%	$10.1	8.0%
Industrial	2.0	10.0%	1.8	5.6%
Residential	7.0	18.6%	8.4	15.2%
Corporate	10.5	—	7.5	—

Total Consolidated	$27.0	15.7%	$27.8	13.0%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the quarter ended June 30, 2009, our selling, general and administrative expenses were $27.0 million, a decrease of $.8 million, or 3.0%, over the quarter ended June 30, 2008. The reduction in 2009 expenses were primarily due to (1) a $2.7 million decrease in employment expenses as a result of our ongoing restructuring efforts, (2) lower accounting and other professional fees of $0.5 million and (3) correction of prior period fixed asset depreciation costs resulting in a benefit of $0.2 million. The decrease in 2009 selling, general and administrative costs were partially offset by (1) a $0.8 million increase in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new systems implemented during 2008, (2) a $0.6 million increase in depreciation due to the implementation of new software platforms in late 2008, (3) a $0.5 million increase in external legal costs primarily related to legal disputes, and (4) $0.4 million in severance costs which were not included in restructuring charges.
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

In conjunction with our restructuring program, we recognized the following costs during the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)

Severance compensation	$217	$666
Consulting and other charges	14	372
Non-cash asset amortization and write-offs	402	—

Total restructuring charges	$633	$1,038

Interest and Other Expense, Net

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)

Interest expense	$1,262	$1,042
Deferred financing charges	63	314

Total interest expense	1,325	1,356
Interest income	67	284
Other income (expense)	(251)	(67)

Total interest and other expense, net	$1,509	$1,139

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
Other expense of $0.4 million during the three months ended June 30, 2009 is primarily due to the impairment of our investment in EPV.
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
The provision for income taxes from continuing operations decreased from an expense of $2.1 million for the quarter ended June 30, 2008 to an expense of $1.4 million for the quarter ended June 30, 2009. The decrease in the provision for income taxes for the quarter ended June 30, 2009 is attributable to the decrease in income from continuing operations and an increase in state income taxes.
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
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2008
The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions and percentages are expressed as a percent of revenues:

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Revenues	$512.6	100.0%	$606.6	100.0%
Cost of services	423.2	82.6%	508.5	83.8%

Gross profit	89.4	17.5%	98.1	16.2%
Selling, general and administrative expenses	82.7	16.1%	85.7	14.1%
Gain on sale of assets	(0.4)	(0.1)%	(0.1)	0.0%
Restructuring charges	3.8	0.7%	4.4	0.8%

Income from operations	3.3	0.8%	8.1	1.3%
Interest and other expense, net	2.9	0.7%	4.4	0.7%

Income before income taxes	0.4	0.1%	3.7	0.6%
Provision for income taxes	0.5	0.1%	2.1	0.3%

Income from continuing operations	(0.1)	0.0%	1.6	0.3%
Income (loss) from discontinued operations	0.1	0.0%	(0.3)	(0.1)%

Net income	$(0.0)	0.0%	$1.3	0.2%

Revenues

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$331.3	64.6%	$346.7	57.2%
Industrial	64.3	12.6%	99.0	16.3%
Residential	117.0	22.8%	160.9	26.5%

Total Consolidated	$512.6	100.0%	$606.6	100.0%

Consolidated revenues for the nine months ended June 30, 2009 were $94.0 million less than in the nine months ended June 30, 2008, a decline of 15.5%. This reduction was attributable to declines in each of our Commercial, Industrial and Residential segments, reflecting the overall decrease in all sectors of the construction industry.
Our Commercial segment experienced a $15.5 million decline in revenues during the nine months ended June 30, 2009, a 4.4% decrease compared to the nine months ended June 30, 2008. Many of our Commercial operating locations experienced revenue shortfalls, as most industry sectors have begun to reduce, delay or cancel proposed construction projects, including high rise office towers, hotels, condominiums and casinos. Our Commercial segment has also been affected by reduced demand for light construction projects such as restaurants, movie theaters and local shopping centers, which could be correlated to the slowdown in the housing sector. We have also experienced increased competition for low-end retail work from residential contractors who have been affected by the housing slowdown.
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

s

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
Gross Profit

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$52.2	15.8%	$49.6	14.3%
Industrial	9.8	15.2%	17.0	17.2%
Residential	27.4	23.5%	31.5	19.6%

Total Consolidated	$89.4	17.5%	$98.1	16.2%

The decline in our consolidated gross profit of $8.7 million for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008, was primarily due to lower consolidated revenues during the period, as discussed above. Our gross profit percentage, however, increased from 16.2% for the nine months ended June 30, 2008 to 17.5% for the nine months ended June 30, 2009. This increase was due to improved margins in the Commercial and Residential segments, offset by a decline of the gross margin percentage in the Industrial segment.
Our Commercial segment’s gross profit increased by $2.6 million during the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. The Commercial segment’s gross margin percentage of revenues improved approximately 150 basis points to 15.8% during the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. The improvement in gross margin percentage reflects improved project execution due to a combination of enhanced cost controls as well as increased profitability due to the project management operating system initiative implemented in the past year. During the nine months ended June 30, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues during the period as part of our 2009 Restructuring Plan.
Industrial gross profit decreased $7.2 million for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. The decrease in gross profit in our Industrial segment is primarily a result of reduced volumes in part due to mix of lower margin work being performed during 2009. The project mix in 2008 included several large time and material projects with higher margins. The decrease in gross profit dollars is primarily due to lower volume of petrochemical and utility projects in our east coast business units, as well as a dramatically lower volume of pulp and paper related projects in our northwest locations.
Our Residential segment experienced a $4.1 million decline in gross profit for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008. This decline is due to the aforementioned $43.9 million decrease in revenues during the period caused by reduced demand for single-family housing across the United States. However, the gross margin percentage in the Residential line of business increased from 19.6% for the nine months ended June 30, 2008 to 23.5% in the nine months ended June 30, 2009, in spite of the decline in the number of housing starts this year. We attribute the improvement in the Residential segment gross margin percentage to improved execution in multi-family and to a greater mix of higher margin multi-family projects when compared to the single family construction activities. In addition to improved profitability at our multi-family housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.
Selling, General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	$	%	$	%
	(Dollars in millions Percentage of revenues)
Commercial	$22.9	6.9%	$31.0	8.9%
Industrial	6.0	9.4%	6.3	6.4%
Residential	22.5	19.2%	25.1	15.6%
Corporate	31.3	—	23.3	—

Total Consolidated	$82.7	16.1%	$85.7	14.1%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the nine months ended June 30, 2009, our selling, general and administrative expenses were $82.7 million, a decrease of $3.0 million, or 3.5%, compared to the nine months ended June 30, 2008. The decrease in expenses for the nine months ended June 30, 2009 was primarily due to (1) a $6.1 million decrease in employment costs as a result of our ongoing restructuring efforts and (2) $1.0 million reduction in accounting and other professional fees. The decrease in selling, general, and administrative expenses for the nine months ended June 30, 2009 were partially offset by (1) an increase of $2.3 million in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new software systems and work processes implemented during 2008, (2) a $1.1 million increase in depreciation due to the implementation of new software platforms in late 2008, (3) the settlement of legal disputes of approximately $0.7 million, and (4) $0.7 million in severance costs which were not included in restructuring charges. Further, during for the nine months ended June 30, 2009, we transferred several employees out of generalist roles that were previously recorded as selling, general and administrative costs and assigned them to specific project costs, resulting in approximately $0.8 million of additional cost of revenues and a reduction in selling, general, and administrative costs as part of our 2009 Restructuring Plan.
As previously indicated, we completed our 2007 Restructuring Plan in fiscal 2008, whereby we integrated 27 companies into three business segments. As a result, during the nine months ended June 30, 2009, we experienced a net $10.8 million reduction in our combined Commercial, Industrial and Residential selling, general and administrative expenses compared to the nine months ended June 30, 2008, while our Corporate selling, general and administrative expenses have increased as a result of our investments in systems and various consolidation services which have yielded improved controls, compliance and savings and productivity throughout the business. We have completed the implementation of new software programs and work processes which include (1) a comprehensive project management operating system now being utilized across our divisions to standardize our project management and reporting processes and provide our businesses up-to-date visibility into project performance, (2) an accounting consolidation and reporting system which supplies management more timely and robust financial data and improved transparency, and (3) an outsourced payroll solution that utilizes more real time workers labor application technologies and employed technology to capture current labor utilization. In addition, we have invested in new sales capabilities to accelerate our target market growth strategy.
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
In conjunction with our restructuring programs, we recognized the following costs during the nine months ended June 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Severance compensation	$1,894	$2,434
Consulting and other charges	674	1,866
Non-cash asset amortization and write-offs	1,206	131

Total restructuring charges	$3,774	$4,431

Interest and Other Expense, Net

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Interest expense	$3,224	$3,741
Deferred financing charges	191	1,714
Debt prepayment penalty	—	2,052

Total interest expense	3,415	7,507

Interest income	340	1,829
Other income (expense)	222	1,256

Total interest and other expense, net	$2,853	$4,422

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
Other expense of $0.2 million during the nine months ended June 30, 2009 is primarily due to the impairment of our investment in EPV of $0.6 million.
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
The provision for income taxes from continuing operations decreased from an expense of $2.1 million for the nine months ended June 30, 2008, to an expense of $0.5 million for the nine months ended June 30, 2009. The decrease in the provision for income taxes for the nine months ended June 30, 2009 is attributable to the reduction in the income from continuing operations for the nine months ended June 30, 2009 and a decrease in state income taxes.

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
Working Capital

	June 30,	September 30,
	2009	2008
	(Dollars in millions)

CURRENT ASSETS:
Cash and cash equivalents	$60.5	64.7
Accounts receivable
Trade, net of allowance of $2.7 and $3.6 respectively	120.8	132.3
Retainage	31.1	30.8
Inventories	10.1	12.9
Costs and estimated earnings in excess of billings on uncompleted contracts	15.8	14.7
Prepaid expenses and other current assets	7.3	6.7
Assets from discontinued operations	0.5	2.0

Total current assets	$246.1	$264.1

CURRENT LIABILITIES:
Current maturities of long-term debt	$3.6	$2.9
Accounts payable and accrued expenses	79.8	99.9
Billings in excess of costs and estimated earnings on uncompleted contracts	34.4	33.7
Liabilities from discontinued operations	0.3	0.5

Total current liabilities	$118.1	$137.0

Working capital	$128.0	$127.1

During the nine months ended June 30, 2009, working capital increased $0.9 million as compared to September 30, 2008, reflecting an $18.0 million decrease in current assets and a $18.9 million decrease in current liabilities during the period.
During the nine months ended June 30, 2009, our current assets decreased by $18.0 million, or 6.8%, to $246.1 million, as compared to $264.1 million as of September 30, 2008. Cash and cash equivalents decreased by $4.2 million during the nine months ended June 30, 2009, as compared to September 30, 2008. Current trade accounts receivables, net, decreased by $11.5 million at June 30, 2009, as compared to September 30, 2008, as days sales outstanding (“DSOs”) increased to 71 days as of June 30, 2009, from 63 days as of September 30, 2008, and we transferred a $3.7 million receivable to long-term receivables during the period. While our DSOs increased from 63 to 71 between September 30, 2008 and June 3, 2009, our balance of trade receivables actually declined by almost 9% during the same period. The increase in DSOs between September 30, 2008 and June 30, 2009 was driven predominantly by the decline in revenues that we experienced during the nine months ended June 30, 2009, as compared to the nine months ended September 30, 2008 and, to a lesser extent, slow-downs in receipt of certain customer payments, both of which we attribute to distressed financial markets and the challenging economic environment. Additionally, it should be noted that historically our receivables write-offs have been low as a result of our ability to secure liens against our customers’ over-due receivables, and while this process of collection may not occur quickly, our secured position does ensure that it will occur eventually to the extent that our security retains value. In light of these impacts of the volatility in the current financial markets, we will continue to closely monitor the collectability of our receivables in the months ahead. We also experienced a $0.3 million increase in retainage and a $1.0 million increase in costs in excess of billings during the nine months ended June 30, 2009, compared to September 30, 2008. Inventories decreased by $2.7 million during the nine months ended June 30, 2009, compared to September 30, 2008, reflecting the continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems, improved material management and a vendor managed inventory strategy. Prepaid expenses and other current assets increased by a total of $0.6 million and assets from discontinued operations decreased by $1.5 million during the nine months ended June 30, 2009, compared to September 30, 2008.

During the nine months ended June 30, 2009, our total current liabilities decreased by $18.9 million, to $118.1 million, compared to $137.0 million as of September 30, 2008. During the nine months ended June 30, 2009, accounts payable and accrued expenses decreased $20.1 million as a result of lower volume, early pay discounts associated with our Preferred Vendor Program and our cash management efforts at the end of our 2008 fiscal year. Billings in excess of costs increased by $0.7 million during the nine months ended June 30, 2009, compared to September 30, 2008, due to our efforts to increase cash flow. Finally, current maturities of long-term debt increased by $0.7 million and liabilities at our discontinued operations decreased by $0.2 million during the nine months ended June 30, 2009, compared to September 30, 2008.
Liquidity and Capital Resources
As of June 30, 2009, we had cash and cash equivalents of $60.5 million, working capital of $128.0 million, $25.0 million in outstanding borrowings under our Tontine Term Loan and $24.0 million of letters of credit outstanding and $11.8 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, capital expenditures for property and equipment, and our share buy back through the next twelve months. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our credit facility, if needed.
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
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections of receivables. Working capital needs are generally higher during our fiscal third and fourth quarters due to increased services as a result of favorable weather conditions in many regions of the country. Operating activities provided net cash of $6.9 million during the nine months ended June 30, 2009, as compared to $3.1 million of net cash provided in the nine months ended June 30, 2008. The increase in operating cash flows in the first nine months of 2009 is primarily due to improved collections of accounts receivable and retainage of $23.5 million, coupled with reduced overall working capital needs during the first nine months of 2009, primarily as a result of lower levels of revenue activity and improved material management, including a vendor managed inventory strategy. This increase in cash flow was partially offset by the timing of our accounts payable and accrued expenses totaling $14.0 million, including payment of year-end target incentives in December 2008, combined with reduced billings in excess of costs on uncompleted projects of $4.3 million.
Investing Activities
In the nine months ended June 30, 2009, we used net cash in investing activities of $6.0 million as compared to $11.2 million of net cash provided in investing activities in the nine months ended June 30, 2008. The primary change was due to the release of $20.0 million in restricted cash during 2008. Investing activities in the first nine months of 2009 included $4.1 million used for capital expenditures, partially offset by $0.2 million of proceeds from the sale of equipment. Investing activities in the first nine months of 2008 included $9.6 million used for capital expenditures, partially offset by $0.3 million of proceeds from the sale of equipment. In addition, investing activities in the nine months ended June 30, 2009, included $2.0 million used for an investment in EPV Solar and $0.2 million to satisfy our commitment to invest in EnerTech which is described in further detail in Item 1. Condensed Consolidated Financial Statements — Note 7, “Fair Value Measurement—Investment in EPV Solar” of this report, which is incorporated herein by reference.

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
In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 9 to our condensed consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to our account reconciliation process at the Corporate office. Specifically, the Company’s procedures and personnel resources responsible for accounting for miscellaneous accruals, medical claims and certain other expenses were not effective. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

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
Additionally during the second quarter, we implemented an improved fixed asset accounting system. This activity was part of our ongoing efforts to strengthen internal controls. This new fixed asset module became fully operational during the third quarter.
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
A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell its position in IES to a single shareholder or an affiliated group of shareholders, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Currently, we have approximately $169 million of federal net operating losses that are available to use to offset taxable income. In addition, we have approximately $52 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382 and will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss available to offset taxable income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

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