Form 10-K
period 2009-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2009-12-14
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.  Yes ☒ No ☐

The aggregate market value of the voting stock of the Registrant on March 31, 2009 held by non-affiliates was approximately $51.8 million. On December 11, 2009, there were 14,617,741 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 2, 2010 is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.

PART I

DEFINITIONS

In this Annual Report on Form 10-K, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage construction projects;

•	possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new types of work or new processes into our divisions;

•	the cost and availability of qualified labor, especially electricians and construction supervisors;

•	accidents resulting from the physical hazards associated with our work and potential for vehicle accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses after the recent consolidation of our divisions;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the recognition of potential goodwill, fixed asset and other investment impairments;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	ability of our controlling shareholder to take action not aligned with other stakeholders;

•	the possibility that certain of our net operating losses may be restricted or reduced in a change in ownership;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project cancellations; and

•	the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements, supply agreements, and financing and surety arrangements.

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

Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to create a leading national provider of electrical services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets. We provide a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. As of September 2009, we provide our services from 89 locations serving the continental 48 states.

Our electrical contracting services include design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We service commercial, industrial and residential markets and have a diverse customer base including: general contractors; property managers and developers; corporations; government agencies; municipalities; and homeowners. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts or projects which require specific market expertise such as hospitals or power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities and residential developments, including both single-family housing and multi-family apartment complexes. We also offer low voltage contracting services as a complement to our electrical contracting business. Our low voltage services include design and installation of structured cabling for corporations, universities, data centers and switching stations for data communications companies as well as the installation of fire and security alarm systems. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity.

Competitive Strengths

Our competitive strengths include the following:

•	Safety culture—Performance of our contracting and maintenance services exposes us to unique potential hazards associated specifically with the electrical contracting industry. In view of these risks, we are resolute in our commitment to safety and maintaining a strong safety culture, which is reflected in our safety program and the significant reductions in loss time cases and OSHA recordable incidents over the past nine years. We employ eight full-time regional safety managers who report directly to our Vice President of Safety. We have also standardized safety policies, programs, procedures and personal protection equipment throughout all operating locations, including our new employee training program, which is beneficial to employees new to the industry and new to IES. To further emphasize our commitment to safety, we have also tied incentives to safety performance. Safety is a core value and an integral part of our business strategy. Our proven commitment to safety is one of the key differentiating factors for our services versus our competition within the Commercial, Industrial and Residential marketplaces.

•	Geographic reach and diversity—We have 89 locations serving the continental 48 states. Our national footprint sometimes mitigates region specific economic slowdowns. Despite a national economic slowdown beginning in the second half of 2008, we managed approximately 690 contracts with gross revenues exceeding $250,000 each and nearly 1,400 contracts with gross revenues exceeding $50,000 each during fiscal year 2009. Since 1997, much of our revenues have been derived from the Sunbelt states, which have had faster population growth rates and higher demand for construction than the overall United States.

•	Strong and diverse customer relationships—Our customer relationships extend over multiple markets and include general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. We have established many long-standing customer relationships as a result of providing high quality service in executing multiple projects. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2009.

•	Expertise—We believe our technical expertise in the commercial, industrial and residential construction markets provides us with (1) access to higher margin design-and-build projects; (2) access to growth markets including communications, high voltage line work, video and security, wind farms, solar energy, and fire systems; and (3) the ability to deliver quality service with greater reliability than that of many of our competitors. Our expertise in a variety of industries coupled with our national reach allows us to be flexible and to share our expertise across regions.

•	Licensing—Our master electricians must be licensed in one or more jurisdictions in order to obtain the permits required in our business. Some employees have also obtained specialized licenses in areas including security systems and fire alarm installation. In some areas, licensing boards have set continuing education requirements for maintenance of licenses. Because of the lengthy and difficult training and licensing process for electricians, we believe that the number, skills and licenses of our employees constitute a competitive strength in the industry.

•	Ability to service national customers and projects—Our nationwide reach helps us compete for large, national contracts with customers that operate throughout the United States as well as large government contracts. Additionally, we believe our size and national service offering uniquely positions us as a leading single source, open shop electrical contracting service provider able to execute projects on a national basis.

This type of work represents a growing market and we have made progress in pursuing these sizable projects. We are able to undertake very large and complex projects, often with a national scope, that would strain the capabilities and resources of most of our competitors.

•	Access to surety bonding— We have entered a co-surety arrangement that provides a bonding capacity of $350.0 million with our two primary co-surety providers and with lower bonding costs than we experienced in the previous year.

•	Strong financial profile—Our liquidity position allows us to attract new business opportunities. As of September 30, 2009, we had cash and cash equivalents of $64.2 million, working capital of $121.6 million and long-term debt of $26.6 million. We also have a $60.0 million revolving credit facility of which $15.7 million was available as of September 30, 2009.

•	Proprietary systems and processes—We have proprietary project management systems and processes that we utilize to assist us bidding on projects, managing projects once they have been awarded and maintaining and tracking project information. In addition, we have developed techniques and processes for installation on a variety of different projects that utilize a proprietary project management operating system and best practices. We continue to focus internally on integrating our information technology systems to enhance the operating controls of our organization.

•	Supply chain management—By pooling our buying power, we have negotiated a number of contracts with national providers that have resulted in preferred pricing arrangements and the ability to reduce our working capital investment. In recent years, we have reduced our capital and operating expenditures through initiatives such as fleet reduction and maintenance, just-in-time inventory systems, materials management, tool selection and negotiation and coordinated distribution efforts. Additionally, during our 2009 fiscal year, we continued to utilize third parties to maintain and issue inventory (vendor managed inventory) directly to our field operations on an as needed basis, enabling us to further reduce our inventory balances and related carrying costs.

•	Utilization of prefabrication processes—We prefabricate and prepackage portions of our electrical installations off-site and ship materials to the installation sites in specific sequences to optimize materials management, improve efficiency and minimize our employees’ time on job sites. This is safer, more efficient and more cost effective for both us and our customers.

•	Experienced management—We have developed a strong management team who have a vast range of experiences and well-known reputations in the markets they serve. This team has been put in place to identify challenges that may arise within their business areas, seek out opportunities for change and improvement, anticipate changes in the markets we serve, pursue growth opportunities, and respond quickly and efficiently when challenges and opportunities present themselves. Management’s focus is to also drive operational improvements, develop and execute strategy and enhance our capabilities.

Strategy

We believe that we are well-positioned to capitalize on future capital spending by customers across certain key end markets. Our strong and diverse customer relationships, geographic reach, financial strength, experienced employees, and effective enterprise processes should allow us to benefit from investments over the long-term.

Leveraging Customer Relationships and Enhancing Our Offering

We continue to leverage our scale and target customer segments where our capabilities give us an advantage. In parallel, we continue to foster and build on local, regional and national relationships in order to adapt to our customers changing needs. We are working to expand the portfolio of services and solutions we provide to both existing and potential customers. Finally, we believe our geographic reach and capabilities, together with the deployment of best practices and cross-selling of our services, positions us well to capitalize upon opportunities and trends in the industries and customers that we serve.

Resource Enhancement

Our people are one of the key success factors in fully realizing our strategy. We seek to attract and retain quality employees through an enhanced career path, quality training and attractive benefits packages. We continue to provide industry leading training programs to enhance employee skills and expertise that will provide us with a competitive advantage. We believe these programs can lead to increased efficiency and improved safety performance. We will continue to monitor our organizational structure and roles to optimize resources in order to focus on winning new work and executing projects more effectively.

Systems and Infrastructure

We continue to leverage our proprietary project management system, which allows us to execute projects more reliably and predictably in order to improve profitability. We have made investments in systems to maintain compliance, transparency, and productivity. We will continue to invest in systems that improve techniques, lead to more efficient processes and drive profitable project execution.

Industry Overview

According to McGraw Hill Construction, construction starts in the United States were estimated at $419 billion in 2009, a 25% year over year decline, that follows shortfalls of 13% in 2008 and 7% in 2007. Since the middle of 2007, slowing economic conditions have lead to a sharp decrease in demand for residential housing. Commercial demand began to slow during 2008. A more severe decline was experienced during 2009 for commercial as well as industrial and multi-family construction.

McGraw Hill Construction further indicated that construction starts are forecasted to be $466 billion in 2010, an increase of 11% from 2009. While the recession may near its end in 2010, employment is projected to stay weak. In addition, bank lending standards will remain tight, impeding development and construction projects. Construction activity will be helped in 2010 by a modest improvement in housing and a boost to public works coming from stimulus funding.

McGraw Hill Construction included the following information which we consider key points for the construction markets we compete within:

•	Single family housing should increase approximately 30%, but the activity level may remain weak, about the same as 2008 activity levels.

•	Multifamily housing should moderately improve by 14% after steep reductions in 2009.

•	Commercial construction should continue to retreat an additional 4%, although by a small amount when compared to the significant drop experienced in 2009.

•	Industrial construction activity should continue to decline by 14%, resulting from the sluggish manufacturing volumes experienced across the country.

•	Government stimulus spending should rise 14% given that the government support will broaden in 2010, to include more projects such as environmental work and various institutional buildings.

•	Electric utility construction activity, primarily in power generation, is forecasted to drop 3%, since alternate energy projects are expected to assume a greater share of the electrical utility project spend.

•	Renewable energy, including wind and solar, is forecasted to be one of the largest emerging opportunities for construction and installation services. Concerns about greenhouse gas emissions, as well as the need to reduce reliance on power generation from fossil fuels such as coal, oil and natural gas, are creating the drive for more renewable energy. In addition, significant amounts of government stimulus funding will be channeled into these projects over the next year.

Looking well beyond the current economic downturn, numerous factors could positively affect construction industry growth, including (i) population growth, which will increase the need for commercial, industrial and residential facilities, (ii) aging public infrastructure which must be replaced or repaired, and (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending. We believe these factors will continue to drive demand for the electrical contracting services we offer over the long-term.

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

Demand for our Commercial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Commercial construction starts have slowed since mid 2008, with a more severe decline experienced during 2009 due to the recession and tightening of the credit markets. Our Commercial segment represented approximately 63%, 58% and 52% of our consolidated revenues for the twelve-month periods ended September 30, 2009, 2008 and 2007, respectively. For additional financial information on the Commercial segment, see Note 11 to the consolidated financial statements, which are incorporated herein by reference.

Projects we design and build generally provide us with higher margins. “Design and build” gives the Company full or partial responsibility for the design specifications of the installation. “Design and build” is an alternative to the traditional “plan and spec” model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform “design and build” work because it allows us to use our specialized expertise to install a more value-added system for our customers with generally lower risk and higher profitability. Once a project is awarded, it is executed in scheduled phases and progress billings are rendered to the customer for payment, typically less retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars up to several million dollars and vary in duration from less than a day to more than a year.

We also design and install communications infrastructure systems for the Commercial market. We believe the demand for our communications services is driven by the following factors:

•	pace of technological change;

•	overall growth in voice and data traffic; and

•	the increasing market for broadband internet access.

Service and maintenance revenues, which represent less than 10% of consolidated revenues, are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short term economic fluctuations. Most service work is warranted for 30 days. Service personnel work out of our service vehicles, which carry an inventory of equipment, tools, parts and supplies needed to complete the typical service and maintenance requests.

Industrial Market — Our Industrial work consists of design and build solutions and project delivery services for industrial and manufacturing projects across the country. Our Industrial work is also supported with comprehensive, preventive, and on-site maintenance services. Our Industrial line of business supports a variety of customers and markets, including:

•	electrical transmission and distribution operators;

•	refineries and chemical plants;

•	power generation facilities;

•	alternative energy facilities including solar and wind;

•	agricultural operations; and

•	pulp and paper mills.

The Industrial business generally has longer cycle times than the commercial and residential markets and generally follows the economic trends with a lag. Demand for our construction services is driven primarily by manufacturing capacity utilization, while demand for our utilities services is driven by industry deregulation, maintenance activities, capital expenditures on existing systems, and electricity demand growth. Due to the recession in the U.S., manufacturing capacity utilization rates declined considerably coupled with reduced availability of bank lending, which has had a negative effect on our Industrial segment during 2009. We believe however, that due to our safety record, our surety bonding capacity and significant resource base are factors that allow us to be competitive and give us an advantage in the Industrial sector. Our Industrial segment represented approximately 13%, 16% and 13% of our consolidated revenues for the twelve-month periods ended September 30, 2009, 2008 and 2007, respectively. For additional financial information on the Industrial segment, see Note 11 to the consolidated financial statements, which are incorporated herein by reference.

Residential Market—Our work for the Residential market consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, for local, regional and national homebuilders and developers. Demand for our Residential services is dependent on the number of single-family and multi-family home starts in the markets we serve. Single-family housing starts are affected primarily by the level of interest rates and general economic conditions in the region. A competitive factor particularly important in the Residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. Also bolstering these relationships is our financial strength which differentiates us from many of the smaller, private competitors in the current challenging economic and credit market environment. This ability has become increasingly important as consolidation has occurred in the Residential construction industry, and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions. In addition to our core electrical construction work, the Residential group is expanding their offerings by providing services for the installation of residential solar power, installing smart meters, and installing and servicing stand-by generators, both for new construction and existing residences.

The Residential business is generally less capital intensive than our Commercial and Industrial businesses; however, market conditions experienced in 2008 and 2009 have greatly reduced demand for new home construction. Residential contracting also has lower barriers to entry and has a much lower requirement for surety bonding.

We are one of the largest providers of electrical contracting services to the United States residential construction market and we have a large market share in many of the markets we serve. Over the past three years, however, our results of operations have been adversely impacted by the downturn in the residential housing market. In line with the downturn in single-family housing, we experienced a 27% decline in our

Residential revenues in fiscal year 2009 as compared to fiscal year 2008. Our Residential segment represented approximately 24%, 26% and 35% of our consolidated revenues for the twelve-month periods ended September 30, 2009, 2008 and 2007, respectively. For additional financial information on the Residential segment, see Note 11 to the consolidated financial statements, which are incorporated herein by reference.

Customers

We have a diverse customer base. During the twelve-month periods ended September 30, 2009, 2008 and 2007, no single customer accounted for more than 10% of our revenues. We will continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service.

Management at each of our operating units is responsible for developing and maintaining relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenue from our customer base. These customer relationships are maintained through a partnering approach that includes project evaluation and consulting and quality performance. On an operating unit level, management maintains a parallel focus on pursuing growth opportunities with prospective customers. We also in some cases provide services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that would require services from multiple operating units across the country.

Backlog

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started. Backlog is not a guarantee of future revenues, as contractual commitments may change. As of September 30, 2009, our backlog was approximately $241 million compared to $337 million as of September 30, 2008. The Residential segment experienced a significant decline in backlog in fiscal 2009 as compared to fiscal 2008 as financing for multi-family housing projects became less available with the economic deterioration and increased competition as fewer projects were available in the marketplace. The Commercial segment declined year-over-year, due to competitive market pressures and ongoing selectivity, while the Industrial segment reflected a slight increase. We do not include single-family housing or time and material work in our backlog.

Employee Development

In the United States, the number of qualified electricians has fallen in recent years, making the recruitment, development and retention of these individuals an essential part of our overall strategy. We are committed to providing the highest level of customer service through the development of a highly trained workforce. Employees are encouraged to complete a progressive training program to advance their technical competencies and to ensure that they understand and follow the applicable codes, safety practices and our internal policies. We support and fund continuing education for our employees, as well as apprenticeship training for technicians under the Bureau of Apprenticeship and Training of the Department of Labor and similar state agencies. Employees who train as apprentices for four years may seek to become journeymen electricians and after additional years of experience, they may seek to become master electricians. We pay progressive increases in compensation to employees who acquire this additional training, and more highly trained employees serve as foremen, estimators and project managers. We also actively recruit and screen applicants for our technical positions and have established programs to recruit apprentice technicians directly from high schools and vocational technical schools in certain areas.

At September 30, 2009, we had 3,504 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is strong.

Competition

The markets in which we operate are highly competitive. The electrical contracting industry is highly fragmented and is served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies in our industry. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. We believe that our strengths such as our safety performance, technical expertise and experience, financial and operational resources, nationwide presence, and industry reputation put us in a strong position. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

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

Risk Management and Insurance

The primary risks in our operations include bodily injury, property damage and construction defects. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to deductibles for which we establish reserves.

Seasonality and Quarterly Fluctuations

Results of our operations from Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Commercial and Industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. (“Tontine”). As a result, Tontine can control some of our affairs, including the election of directors who in turn appoint management. Tontine controls any action requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, divisions, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other stakeholders. Tontine also controls decisions requiring shareholder approval affecting our capital structure, such as the issuance or repurchase of capital stock, the issuance or repayment of debt, and the declaration of dividends. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.

Our controlling shareholder has announced its intention to explore alternatives relative to the possible disposition of its holdings in our Company.

On November 10, 2008, Tontine, our controlling shareholder, filed an amended Schedule 13D indicating, among other things, that it has begun to explore alternatives for the disposition of its holdings in our Company, including both common stock and a $25.0 million term loan. In addition, on October 22, 2009 Tontine filed a further amendment to it’s Schedule 13D indicating, among other things, that it has determined to form TCP Overseas Master Fund II, L.P., (“TCP 2”) during the fourth quarter of 2009 and that it anticipates that the newly formed TCP 2 will become the beneficial owner of an as-yet-undetermined portion of IES securities. To the extent that TCP 2 acquires beneficial ownership of any such securities, TCP 2 may hold and/or dispose of such securities or may purchase additional securities of the Company, at any time and from time to time in the open market or otherwise. Our credit agreements contain provisions for default in the event of a change in control. Similarly, certain of our financial arrangements and employment contracts contain provisions that will be triggered or accelerated upon the occurrence of a change of control event. Tontine, together with its affiliates, owns approximately 58% of our outstanding common stock. Should Tontine sell its position in the Company to a single shareholder or a non Tontine affiliated group of shareholders, a change in control event would occur, causing us to be in default under our credit agreements and triggering the change of control provisions in certain of our employment contracts. Tontine also holds our $25.0 million term loan due on May 12, 2013, which may or may not be negotiated for repayment in connection with Tontine’s exploration process or under the terms of a potential sale of the Company.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Currently, we have approximately $185 million of federal net operating losses that are available to use to offset taxable income, exclusive of net operating losses from the amortization of additional tax goodwill. In addition, we have approximately $52 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382, exclusive of net operating losses from the amortization of additional tax goodwill, and will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss currently available to offset taxable income.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees;

•	expand geographically, and

•	address the challenges presented by difficult economic or market conditions that may affect us or our customers.

In addition, our customers may delay, reduce or cancel the number or size of projects available to us due to their inability to obtain capital or pay for services provided, the demand for their products and services and the risk of which has become heightened in light of the recent economic downturn. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth of our business or expand our operations.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales and, that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our inability to refinance our debt on commercially reasonable terms could have a material adverse effect on our business.

The highly competitive nature of our industry could affect our profitability by reducing our profit margins.

The electrical contracting industry is highly fragmented and is served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies from which we face competition in the industry. In the future, we could also face competition from new competitors entering these markets because certain segments of electrical contracting have a relatively low barrier for entry. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

Backlog may not be realized or may not result in profits.

Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and in the notes to our consolidated financial statements included in Item 8 hereof, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimatable and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

The availability and cost of surety bonds affect our ability to enter into new contracts and our margins on those engagements.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. We obtain surety bonds from two primary surety providers; however, there is no commitment from either of these providers to guarantee our ability to issue bonds for projects as they are required. Our ability to access this bonding capacity is at the sole discretion of our surety providers.

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

We may be unsuccessful at integrating companies that we may acquire.

As a part of our business strategy, we may seek to acquire companies that complement or enhance our business. However, we cannot be sure that we will be able to successfully integrate each of these companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating acquired companies involves a number of risks, which could have a negative impact on our business, financial condition and results of operations.

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

We may not be able to remain in compliance with the covenants in our credit facility. A failure to fulfill the terms and requirements of our credit facility may result in a default under one or more of our material agreements, which could have a material adverse effect our ability to conduct our operations and our financial condition.

We may be unsuccessful in renewing or replacing our existing credit facility upon maturity at May 12, 2010.

Our existing credit facility includes a facility for letters of credit which we use as collateral for bonding, insurance, and projects. Should we be unsuccessful in renewing or replacing our existing facility, cash would be used to collateralize existing and new letters of credit. We cannot provide assurance that we will have available cash on hand to collateralize any or all needed letters of credit and maintain adequate cash balances to meet our operating needs.

Our reported operating results could be adversely affected as a result of goodwill impairment write-offs.

When we acquire a business, we record an asset called “goodwill” if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. Generally accepted accounting principles (“GAAP”) requires that goodwill attributable to each of our reporting units be tested at least annually. The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

The vendors who make up our supply chain may be adversely affected by the current operating environment and credit market conditions.

We are dependent upon the vendors within our supply chain to maintain a steady supply of inventory, parts and materials under our existing just-in-time inventory system. Many of our divisions are dependent upon a limited number of suppliers, and significant supply disruptions could adversely affect our operations. Under current market conditions, including both the construction slowdown and the tightening credit market, it is possible that one or more of our suppliers will be unable to meet the terms of our operating agreements due to financial hardships, liquidity issues or other reasons related to the market slowdown.

Our operations are subject to numerous physical hazards associated with the construction of electrical systems. If an accident occurs, it could result in an adverse effect on our business.

Hazards related to our industry include, but are not limited to, electrocutions, fires, machinery-caused injuries, mechanical failures and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Our insurance does not cover all types or amounts of liabilities. Our third-party insurance is subject to deductibles for which we establish reserves. No assurance can be given that our insurance or our provisions for incurred claims and incurred but not reported claims will be adequate to cover all losses or liabilities we may incur in our operations; nor can we provide assurance that we will be able to maintain adequate insurance at reasonable rates.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal controls over financial reporting and disclosure controls and procedures are designed to give reasonable assurance that they are effective and achieve their objectives. We cannot provide absolute assurance that all possible future control issues have been detected. These inherent limitations include the possibility that our judgments can be faulty, and that isolated breakdowns can occur because of human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effect control system, misstatements due to error could occur without being detected.

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

Equipment

We operate a fleet of approximately 1,800 owned and leased trucks, vans, trailers, support vehicles and specialty equipment We believe these vehicles are adequate for our current operations.

Facilities

At September 30, 2009, we maintained branch offices, warehouses, sales facilities and administrative offices at 89 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas. We believe that our properties are adequate for our present needs, and that suitable additional or replacement space will be available as required.

Item 3.	Legal Proceedings

On August 14, 2009, we entered into a mediated settlement agreement with Clark Construction (“Clark”) for claims asserted to recover expenses incurred by Clark and its sub-guard surety to complete a project, following Clark’s termination of one of our former divisions, J.W. Gray (“Gray”), from the project in December 2005. As first reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, in September 2008, Clark filed suit against the Company in the U.S. District Court of Maryland (Southern Division) to recover these expenses. During the five-month period ended September 30, 2006, Gray received approximately $4.9 million in backcharges from Clark, which we disputed. After assessment, we recorded $0.4 million as a loss reserve, which were included in current liabilities, specifically related to these backcharges. The remaining claim associated with the backcharges was approximately $4.5 million, an amount for which we had not previously recorded any liability. In 2006, we reversed previously recognized revenues related to this project of $0.5 million and wrote off $0.4 million of receivables and $0.1 million in underbillings. Clark alleged the expenses were the result of delays caused by Gray’s insufficient staffing of the project. We contended that delays were the result of Clark’s failure to properly manage the project, delays of other subcontractors and issues not in the control of Gray. Clark claimed that the cost to complete the project and other damages totaled $4.5 million. We counterclaimed seeking payment of $0.3 million due for work completed and an additional amount in excess of $0.8 million for delay and productivity impact on our costs. In September 2009, we participated in a mediation with Clark to potentially settle the dispute. During the mediation, we were made aware of facts that we believed were detrimental to our defense. Therefore, in order to avoid the costly expenses inherent in protracted litigation and to eliminate the risk of an injurious adverse decision, we settled the lawsuit. Under the terms of the settlement agreement, we paid Clark $3.2 million to resolve all claims by Clark against us related to the project. The net effect to the Company of this settlement, after consideration of the previous reserve amount of $0.4 million, was $2.8 million in expenses.

For further information regarding legal proceedings, see Note 16 to the consolidated financial statements, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on NASDAQ under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the years ended September 30, 2009 and 2008.

	High	Low

Year Ended September 30, 2008
First Quarter	$29.80	$16.56
Second Quarter	$18.51	$13.04
Third Quarter	$19.97	$15.31
Fourth Quarter	$22.06	$14.95

Year Ended September 30, 2009
First Quarter	$16.74	$5.27
Second Quarter	$13.39	$7.62
Third Quarter	$10.58	$6.17
Fourth Quarter	$9.97	$6.44

As of December 11, 2009, the closing market price of our common stock was $6.60 per share and there were approximately 320 holders of record.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under our credit facility for the development and operation of our business, to retire existing debt, or the repurchase of our common stock. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock, and the Company has established a Rule 10b5-1 plan to facilitate this repurchase. This stock repurchase was allowed under an amendment to our Loan and Security Agreement that also allowed us to repay our Eton Park Term Loan and enter into our Tontine Term Loan. This share repurchase program is authorized through December 2009. During the year ended September 30, 2009 and 2008, we repurchased 301,418 and 584,942 common shares, respectively, under the share repurchase program at an average price of $13.36 and $17.73 per share, respectively.

Five-Year Stock Performance Graph

The following performance graph compares the Company’s cumulative total stockholder return on its common stock with the cumulative total return of (i) the Russell 2000, (ii) a peer group stock index (the “Peer Group”) selected in good faith by the Company and comprised of the following publicly traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Mastec, Inc., Pike Electric Corp., Black Box Corporation, Layne Christensen Company, Matrix Service Company, Quanta Services, Inc., Tetra Tech, Inc. and Willbros Group, Inc. The cumulative total return computations set forth in the following performance graph assume (i) the investment of $100 in each of the Company’s common stock, the Russell 2000 and the Peer Group on September 30, 2004, and (ii) that all dividends have been reinvested. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.

The information contained in the following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Integrated Electrical Services, Inc., The Russell 2000 Index
And A Peer Group

*$100 invested on 9/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009

Integrated Electrical Services, Inc.	$100.00	58.21	19.23	31.15	21.36	9.79
Russell 2000	$100.00	117.95	129.66	145.65	124.56	112.67
Peer Group	$100.00	127.43	140.78	202.49	179.50	150.43

Purchases of Equity Securities by the Issuer and Affiliated Persons

				Maximum number (or
			Total number of shares	approximate dollar value)
	Total number	Average	purchased as part of	of shares that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs(1)	plans or programs

July 1 to July 31, 2009	—	$—	886,360	113,640
August 1 to August 31, 2009	—	—	886,360	113,640
September 1 to September 30, 2009	—	—	886,360	113,640

Total for period	—	$—

(1)	On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan is authorized through December 2009. This share repurchase table does not include 2,204 shares of common stock withheld to satisfy tax withholding requirements related to restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan. The average cost of those shares was $7.18.

Item 6.	Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical consolidated financial statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8 to this Form 10-K.

	Successor			Predecessor
				Five Months	Seven Months
	Year Ended	Year Ended	Year Ended	Ended	Ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	April 30,	September 30,
	2009	2008	2007	2006	2006	2005
			(Dollars in thousands)
Continuing Operations:
Revenues	$665,997	$818,287	$890,351	$413,054	$509,867	$842,063
Cost of services	556,469	686,358	745,429	352,556	431,175	716,609

Gross profit	109,528	131,929	144,922	60,498	78,692	125,454
Selling, general and administrative expenses	108,328	119,160	136,969	53,115	69,409	128,074
(Gain) loss on sale of assets	(465)	(114)	(46)	18	107	1,782
Restructuring charges	7,407	4,598	824	—	—	—
Goodwill impairment	—	—	—	—	—	51,830

Income (loss) from operations	(5,742)	8,285	7,175	7,365	9,176	(56,232)

Reorganization items, net	—	—	—	1,419	(28,608)	—

Other (income) expense:
Interest expense, net	4,094	6,529	5,835	2,570	14,929	28,291
Other, net	1,608	(888)	(336)	(4)	241	2,283

Interest and other expense, net	5,702	5,641	5,499	2,566	15,170	30,574

Income (loss) from continuing operations	(11,444)	2,644	1,676	3,380	22,614	(86,806)
Provision for income taxes	495	2,436	2,276	425	758	9,689

Net income (loss) from continuing operations	(11,939)	208	(600)	2,955	21,856	(96,495)
Discontinued Operations:
Income (loss) from discontinued operations	187	(616)	(4,977)	(11,126)	(14,068)	(40,992)
Benefit for income taxes	68	(221)	(1,165)	—	—	(7,855)

Net income (loss) from discontinued operations	119	(395)	(3,812)	(11,126)	(14,068)	(33,137)

Net income (loss)	$(11,820)	$(187)	$(4,412)	$(8,171)	$7,788	$(129,632)

Basic earnings (loss) per share:
Continuing operations	$(0.83)	$0.01	$(0.04)	$0.20	$1.46	$(6.45)
Discontinued operations	$0.01	$(0.02)	$(0.25)	$(0.74)	$(0.94)	$(2.21)
Total	$(0.82)	$(0.01)	$(0.29)	$(0.55)	$0.52	$(8.66)
Diluted earnings (loss) per share:
Continuing operations	$(0.83)	$0.01	$(0.04)	$0.19	$1.42	$(6.45)
Discontinued operations	$0.01	$(0.02)	$(0.25)	$(0.72)	$(0.91)	$(2.21)
Total	$(0.82)	$(0.01)	$(0.29)	$(0.53)	$0.51	$(8.66)
Shares used in the computation of earnings (loss) per share:
Basic	14,331,614	14,938,619	15,058,972	14,970,502	14,970,502	14,970,502
Diluted	14,331,614	15,025,023	15,058,972	15,373,969	15,373,969	14,970,502
Balance Sheet Data:
Cash and cash equivalents	$64,174	$64,709	$69,676	$28,166	$16,973	$37,945
Working capital	121,564	127,129	157,690	134,279	171,602	(32,231)
Total assets	268,425	320,538	353,422	375,515	379,322	412,854
Total debt	28,687	29,644	45,776	55,765	53,158	223,884
Total stockholders’ equity	132,548	146,235	153,925	154,643	160,342	15,861

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K. For additional information, see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K.

General

Recent Developments

Consistent with our strategy described in Item 1. “Business,” selected significant actions undertaken prior to and subsequent to our year ended September 30, 2009 include the following:

•	as a result of the continuing effects of the recession, we implemented a more expansive cost reduction program in late 2009 by reducing additional administrative personnel, primarily at the Corporate office, and began consolidating our Commercial and Industrial segments into one operational unit;

•	further consolidated our administrative support functions from three to two shared service centers;

•	continued to invest in our business development capabilities to expand our national reach; and

•	the Company and Manhattan Torcon A Joint Venture (MTJV) have entered into an agreement whereas MTJV will pay the Company $61.1 million to perform subcontracting services for MTJV at the U.S. Army Medical Research Institute for Infectious Diseases (“USAMRIID”) replacement facility project at the National Interagency Biodefense Campus at Fort Detrick, Frederick, Maryland.

Basis of Presentation

We applied “fresh-start” accounting as of April 30, 2006. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Business Combinations accounting. References to “Successor” in Item 6. Selected Financial Data are in reference to reporting dates after April 30, 2006. References to “Predecessor” in Item 6. Selected Financial Data are in reference to reporting dates through April 30, 2006, including the impact of Plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods.

Exit or Disposal Activities

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

Remaining net working capital related to these divisions was zero and $1.5 million as of September 30, 2009 and 2008, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these divisions’ working capital, we could experience additional losses of working capital.

Mid-States’ operations were shut down as of June 30, 2007. Haymaker’s operations where shut down as of August 31, 2008. Revenue for these subsidiaries totaled zero, $3.7 million and $11.5 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Strategic Actions

The 2007 Restructuring Plan

During the 2008 fiscal year, we completed the restructuring of our operations from the previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition the business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy. The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. We recorded a total of $5.6 million of restructuring charges for the 2007 Restructuring Plan.

As part of the restructuring charges, we recognized $2.2 million, $0.5 million and $0.2 million in severance costs at our Commercial, Industrial and Residential segments, respectively. In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan and wrote off $0.1 million of leasehold improvements at an operating location that we closed.

The 2009 Restructuring Plan

In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local projects and support operations, which are managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. We accelerated our trade name amortization during the 2009 fiscal year recording a charge of $1.6 million that has been identified within the “Restructuring Charges” caption in our consolidated statements of operations.

In addition, as a result of the continuing significant effects of the recession, during the third quarter of 2009 fiscal year we implemented a more expansive cost reduction program, by reducing additional administrative personnel, primarily in the corporate office and began consolidating our Commercial and Industrial back office functions into one service center. As part of this expanded 2009 Restructuring Plan, we expect to incur additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $1.0 million to $2.0 million, which will be implemented over approximately 6 months.

During the twelve months ended September 30, 2009, we have incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings of $7.4 million associated with the 2009 Restructuring Plan, of which $1.2 million, $2.1 million, $2.7 million, and $1.4 million was charged to our Commercial, Industrial and Residential segments and our Corporate office, respectively.

Surety

Co-Surety Arrangement

We are party to that certain Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, as amended (the “Surety Agreement”), with one of our existing surety providers and certain of its affiliates (collectively, the “Initial Surety Provider”), which provides for surety bonds to support our contracts with certain of our customers. As of September 30, 2009, we had $292.3 million in aggregate face value of bonds insured under this bonding facility, and we had $75.7 million in bonded costs to complete under this facility. In April 2009, the Initial Surety Provider returned $10.0 million of this collateral to us. As of September 30, 2009, we maintained $4.6 million in cash collateral plus accrued interest with the Initial Surety Provider, as well as $11.0 million in letters of credit under the Surety Agreement.

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

In early December, 2009, our Co-Surety Provider agreed to increase our surety capacity by $25 million, from $325 million to $350 million. In addition, our Initial Surety Provider agreed to return $4.5 million in letters of credit being used as collateral.

We are also party to a General Agreement of Indemnity, dated March 21, 2006, as amended, with an individual surety (the “Individual Surety Provider”), to supplement the bonding capacity. Under this facility, the Individual Surety Provider has agreed to extend aggregate bonding capacity not to exceed $150.0 million in additional bonding capacity, with a limitation on individual bonds of $15.0 million. The bonds from the Individual Surety Provider are not rated (as opposed to those of our other surety providers); however, the issuance of these bonds to an obligee/contractor is backed by an instrument referred to as an irrevocable trust receipt issued by First Mountain Bancorp, as trustee, for investors who pledge assets to support the receipt and thus the bond. The bonds are also reinsured. The Individual Surety Provider’s obligation to issue new bonds is discretionary, and as of September 30, 2009, we maintained $2.0 million in letters of credit as collateral for the Individual Surety Provider. Bank of America, N.A. and the Individual Surety Provider have entered into an inter-creditor agreement. As of September 30, 2009, we had $18.6 million in aggregate face value of bonds issued under this bonding facility, and we had $0.2 million of bonded cost to complete under this facility.

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

Camden Notes Payable

Insurance policies financed through Camden Premium Finance, Inc. (“Camden”), collectively referred to as the “Camden Notes”, consist of the following:

	September 30,	September 30,
	2009	2008

Insurance Note Payable, due July 1, 2010, bearing interest at 4.59%	$—	$4,419
Insurance Note Payable, due June 1, 2010, bearing interest at 4.59%	719	—
Insurance Note Payable, due August 1, 2011, bearing interest at 4.99%	1,986	—
Insurance Note Payable, due January 1, 2010, bearing interest at 5.99%	207	—

Total Camden Notes	$2,912	$4,419

On August 1, 2008, we financed insurance policies with a note payable from Camden in the total initial principal amount of $4.6 million. During 2009, the balance of this note was paid off in two parts and the related insurance policies were cancelled at payoff. Concurrent with each cancellation, new insurance policies were issued, and new notes were executed with Camden.

The original $4.6 million note was to mature on July 1, 2010. Under the terms of this note, we were to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until September 1, 2009, followed by ten equal payments of $167,589 (including principal and interest).

On April 1, 2009, the first policy cancellation and reissuance occurred together with the execution of a new note payable in the initial principal amount of $1.2 million. Under the terms of this note, we are to make fourteen equal payments of $91,595 (including principal and interest) beginning May 1, 2009 and ending on the June 1, 2010, maturity date.

On September 1, 2009, the second policy cancellation and reissuance occurred together with the execution of a new note payable in the initial principal amount of $2.1 million. Under the terms of this note, we are to make twenty three equal payments of $94,653 (including principal and interest) beginning October 1, 2009 and ending on the August 1, 2011, maturity date.

On March 1, 2009, we financed an additional insurance policy in the initial principal amount of $0.7 million with Camden, which matures on January 1, 2010. Under the terms of the note, we are to make ten equal payments of $69,409 (including principal and interest) beginning April 1, 2009.

The Camden Notes Payable are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies.

Capital Lease

The Company leases certain equipment under agreements classified as capital leases and is included in property, plant and equipment. Accumulated amortization of this equipment at September 30, 2009, 2008 and 2007 was $0.1, zero and zero, respectively, which is included in depreciation expense in the accompanying statements of operations.

The Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. In May 2008 we incurred a $275,000 charge from Bank of America as a result of this amendment, of which $200,000 was classified as a prepaid expense and amortized over 12 months, and $75,000 was classified as a deferred financing fee and is being amortized over 24 months. The Loan and Security Agreement was most recently amended on August 13, 2008.

The Loan and Security Agreement, as amended, provides access to a Revolving Credit Facility with a maximum borrowing capacity of $60.0 million. At September 30, 2009, we had $21.2 million in outstanding letters of credit against the Revolving Credit Facility, no borrowings outstanding, and $15.7 million available under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. These were modified in conjunction with renewal and amendment of the Loan and Security Agreement on May 7, 2008. The financial covenants are described below in the section titled “Financial Covenants”. The Revolving Credit Facility also restricts us from paying cash dividends, and places limitations on our ability to repurchase our common stock. The maturity date of the Revolving Credit Facility is May 12, 2010.

The company plans to successfully negotiate a Credit Facility prior to the maturity date of its existing facility. In the event the company is unsuccessful, the company expects to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.

Under the terms of the Revolving Credit Facility as amended, through September 30, 2008, interest for loans was calculated at LIBOR plus 3.0%, or the lender’s prime rate (the “Base Rate”) plus 1.0%, and at 3.25% for letter of credit fees. Thereafter, interest for loans and letter of credit fees is based on our total liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period, as shown in the following table.

Total Liquidity	Annual Interest Rate for Loans	Annual Interest Rate for Letters of Credit
Greater than or equal to $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%	2.75% plus .25% fronting fee
Greater than $40 million and less than $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%	3.00% plus .25% fronting fee
Less than or equal to $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%	3.25% plus .25% fronting fee

At September 30, 2009, our total liquidity was $76.7 million. For the twelve months ended September 30, 2009, we paid no interest for loans, and a weighted average interest rate including fronting fees, of 3.3% for letters of credit.

In addition, we are charged monthly in arrears (i) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (ii) certain other fees and charges as specified in the Loan and Security Agreement as amended. Finally, the Revolving Credit Facility is subject to termination charges of 0.25% of the aggregate borrowing capacity if such termination occurs on or after May 12, 2009 and before May 12, 2010.

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

Financial Covenants

We are subject to the following financial covenant for the Revolving Credit Facility. As of September 30, 2009, we were in compliance with this covenant.

Covenant	Requirement	Actual

Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Loss of $0.9 million

Two additional financial covenants for the Revolving Credit Facility are in effect any time the aggregate amount of unrestricted cash on hand plus availability is less than $50 million, until such time as the aggregate amount of unrestricted cash on hand plus availability has been $50 million for a period of 60 consecutive days. The first is a minimum Fixed Charge Coverage ratio of 1.25 to 1.00. The second is a maximum Leverage Ratio of 3.50 to 1.0. As of September 30, 2009, we would not have met either of these financial covenants, had they been applicable. As of September 30, 2008, we were in compliance with all of our financial covenants under the Revolving Credit Facility.

In the event we are not able to meet the financial covenants of our Revolving Credit Facility in the future, and are unsuccessful in obtaining a waiver from our lenders, the company expects to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates.

Accordingly, we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill and asset impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2 of our consolidated financial statements, set forth in Item 8 of this Form 10-K, and at relevant sections in this discussion and analysis.

Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We currently generate, and expect to continue to generate, more than half of our revenues under fixed price contracts. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in aggregate by the high volume and relatively short duration of the fixed price contracts we undertake.

We complete most of our projects within one year. We frequently provide service and maintenance work under open-ended, unit price master service agreements which are renewable annually. We recognize revenue on service, time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs, profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2009, 2008 and 2007.

We assess impairment indicators related to long-lived assets and intangible assets at least annually at year end. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial projections.

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts for unknown collection issues, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customers’ access to capital, our customers’ willingness to pay, general economic conditions, and the ongoing relationships with our customers. In addition to these factors, the method of accounting for construction contracts requires the review and analysis of not only the net receivables, but also the amount of billings in excess of costs and costs in excess of billings. The analysis management utilizes to assess collectability of our receivables includes detailed review of older balances, analysis of days sales outstanding where we include in the calculation, in addition to accounts receivable balances net of any allowance for doubtful accounts, the level of costs in excess of billings netted against billings in excess of costs, and the ratio of accounts receivable, net of any allowance for doubtful accounts plus the level of costs in excess of billings, to revenues. These analyses provide an indication of those amounts billed ahead or behind the recognition of revenue on our construction contracts and are important to consider in understanding the operational cash flows related to our revenue cycle.

Self-Insurance. We are insured for workers’ compensation, automobile liability, general liability, construction defects, employment practices and employee-related health care claims, subject to deductibles. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate; however, self-insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents incurred but not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2009, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Income Taxes

Effective October 1, 2007, a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take was required under generally accepted accounting principles (“GAAP”). GAAP requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits discounting of any of the related tax effects for the time value of money.

The evaluation of a tax position is a two-step process. The first step is the recognition process to determine if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

In December 2007, the Financial Accounting Standards Board, (“FASB”) issued updated standards on business combinations and accounting and reporting of noncontrolling interests in consolidated financial statements. Beginning October 1, 2009, with the adoption of the updates, reductions in the valuation allowance and contingent tax liabilities attributable to all periods, if any should occur, will be recorded as an adjustment to income tax expense. We believe the impact of the change will be significant.

We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Upon the adoption of the new methodology effective October 1, 2007, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits. The accrued interest and penalties are a component of “Other Non-Current Liabilities” in our consolidated balance sheet. The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital. The remaining $0.2 million would result in a decrease in the provision for income tax expense.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2006 and forward are subject to audit as are tax years prior to September 30, 2006, to the extent of unutilized net operating losses generated in those years. Currently, one of our business units is under a state audit for the tax years ended September 30, 2002, 2003 and 2005.

We anticipate that approximately $0.1 million of liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominately due to the expiration of the statues of limitation for unrecognized tax benefits and the settlement of a state audit.

New Accounting Pronouncements. Newly adopted accounting policies are described in Note 2 of our consolidated financial statements, set forth in Item 8 of this Form 10-K, and at relevant sections in this discussion and analysis.

Results of Operations

We report our operating results across three operating segments: Commercial, Industrial and Residential. Expenses associated with our Corporate office are classified as a fourth segment. Presently, each of our 27 former divisions is classified into one of these three segments based on the primary market that division serves, and all of the operating activity of that division is considered part of that segment’s operating results, regardless of the nature of the work. In previous years, we allocated earnings according to the nature of the service provided; therefore, a division that served more than one customer group allocated its earnings according to the volume of services it provided each segment. In order to be consistent with our current three operating segments approach, we have reclassified our 2007 year earnings. This reclassification does not have any effect on our consolidated financial statements.

The following table presents selected historical results of operations of IES and subsidiaries (in millions).

	Year Ended		Year Ended		Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	$	%	$	%	$	%
	(Dollars in millions. Percentage of net revenues)

Revenues	$666.0	100%	$818.3	100%	$890.3	100%
Cost of services	556.5	84%	686.4	84%	745.4	84%

Gross profit	109.5	16%	131.9	16%	144.9	16%
Selling, general and administrative expenses	108.3	16%	119.1	15%	137.0	15%
(Gain) loss on sale of assets	(0.5)	(0)%	(0.1)	(0)%	(0.0)	(0)%
Restructuring charges	7.4	1%	4.6	1%	0.8	0%

Income (loss) from operations	(5.7)	(1)%	8.3	1%	7.2	1%
Reorganization items, net	—	—%	—	—%	—	—%
Interest and other expense, net	5.7	1%	5.7	1%	5.5	1%

Income (loss) before income taxes	(11.4)	(2)%	2.6	0%	1.7	0%
Provision for income taxes	.5	0%	2.4	0%	2.3	0%

Net income (loss) from continuing operations	(11.9)	(2)%	0.2	0%	(0.6)	(0)%
Net income (loss) from discontinued operations	.1	(.0)%	(0.4)	(0)%	(3.8)	(0)%

Net income (loss)	(11.8)	(2)%	(0.2)	0%	$(4.4)	(0)%

YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO YEAR
ENDED SEPTEMBER 30, 2008

Revenues

	Year Ended		Year Ended
	September 30, 2009		September 30, 2008
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)

Commercial	$420.2	63.1%	$473.6	57.9%
Industrial	88.3	13.2%	129.7	15.8%
Residential	157.5	23.7%	215.0	26.3%

Total Consolidated	$666.0	100.0%	$818.3	100.0%

Consolidated revenues for the year ended September 30, 2009 were $152.3 million less than the fiscal year ended September 30, 2008, a decline of 18.6%. Each of our three business segments experienced declines in construction activity during the period, primarily due to the very challenging economic environment where a nationwide decline in construction activity has occurred.

Revenues in our Commercial segment decreased $53.4 million during the year ended September 30, 2009, an 11.3% decline compared to the year ended September 30, 2008. Many of our Commercial operating locations experienced revenue shortfalls, as most industry sectors have begun to reduce, delay or cancel proposed construction projects, including high rise office towers, hotels, condominiums and casinos, as a result of the recession and tight credit markets. We have also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry, such as restaurants, movie theaters and local shopping centers, which could be correlated to the slowdown in the housing sector. The revenue declines have been most notably experienced in our Florida market, due to the strong ties to hospitality and condominium projects. Despite national trends to the contrary, four of our Commercial business units experienced significant revenue increases that partially offset this revenue decline. These business units were located in the northeastern and western regions of the country. We attribute these increases in part to progress in implementing our business development strategy in these regions and mature customer relationships.

Our Industrial segment posted a decrease in revenues of $41.4 million during the year ended September 30, 2009, a decrease of 31.9% as compared to the year ended September 30, 2008. The key factor in our revenue decline during the period was significantly decreased construction activity at electrical substations, ethanol plants, and pulp and paper mills, as many projects were deferred, cancelled or are awaiting financing due to the challenging economic environment. In addition, there were no hurricane disaster recovery services that occurred during 2009, as no major hurricanes impacted the United States as compared to the activity experienced during 2008. Revenues were also negatively impacted by a decrease in electric power distribution services and other electric power infrastructure service revenues, primarily from reduced service work and capital spending by our customers.

Our Residential segment revenues decreased $57.5 million during the year ended September 30, 2009, a decrease of 26.7% as compared to the year ended September 30, 2008. This decrease is primarily attributable to the nationwide decline in demand for single-family homes, particularly in markets such as Southern California, Arizona, Nevada, Texas and Georgia. We attribute the majority of this decrease directly to reduced building activity, while the remainder is mainly due to pricing pressure from our customers and increased competition. This revenue decline was partially offset by increased revenue from our multi-family housing division due to increased demand for apartments.

Gross Profit

	Year Ended		Year Ended
	September 30, 2009		September 30, 2008
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)

Commercial	$60.6	14.4%	$67.0	14.1%
Industrial	12.1	13.7%	22.0	16.9%
Residential	36.8	23.3%	42.9	19.9%

Total Consolidated	$109.5	16.4%	$131.9	16.1%

The $22.4 million decrease in our consolidated gross profit for the fiscal year ended September 30, 2009, as compared to the fiscal year ended September 30, 2008, was primarily the result of lower consolidated revenues, as discussed above. Our overall gross profit percentage, however, increased to 16.4% during the year ended September 30, 2009 versus 16.1% during the year ended September 30, 2008. This increase was due to improved margins in the Commercial and Residential segments, offset by a decline of the gross margin percentage in the Industrial segment.

Our Commercial segment’s gross profit decreased $6.4 million during the year ended September 30, 2009, as compared to the year ended September 30, 2008, driven primarily by $53.4 million reduction in revenue. In spite of the revenue decline, the Commercial segment’s gross margin percentage of revenues improved to 14.4% during the year ended September 30, 2009, as compared to 14.1% from the prior year. The improvement in gross margin percentage reflects improved project execution as well as a decrease in materials pricing, resulting in fewer projects with losses. This is primarily due to a combination of enhanced cost controls and increased profitability on jobs awarded due to the project management operating system initiative implemented in the past year. In addition, gross profit was negatively impacted during the year ended September 30, 2009, by the settlement of a legal dispute totaling $2.1 million, which originated from a project in 2005.

Gross profit at our Industrial segment declined $9.8 million during the year ended September 30, 2009 as compared to the year ended September 30, 2008. The decrease in gross profit in our Industrial segment is primarily a result of the aforementioned reduced revenue of $41.4 million, largely due to lower volume of petrochemical and utility projects, as well as a dramatically lower volume of pulp and paper related projects. During the year ended September 30, 2009, Industrial’s gross margin percentage declined from approximately 16.9% as of September 30, 2008 to approximately 13.7%, primarily as a result of reduced volumes and in part due to mix of lower margin work being performed during 2009. The project mix in 2008 included several large time and material projects with considerably higher margins.

During the year ended September 30, 2009, our Residential segment experienced a $6.1 million reduction in gross profit as compared to the year ended September 30, 2008. This decline is due to the previously mentioned $57.5 million decrease in revenues during the period caused by reduced demand for single-family housing across the United States. However, the gross margin percentage in the Residential segment improved approximately 340 basis points during the 2009 fiscal year. We attribute the improvement in the Residential segment gross margin percentage to improved execution in multi-family and to a greater mix of higher margin multifamily projects when compared to the single family construction activities. In addition to improved profitability at our multifamily housing division, we also benefited from a stabilization of material costs and the ability to increase and decrease labor to meet project demands.

Selling, General and Administrative Expenses

	Year Ended		Year Ended
	September 30, 2009		September 30, 2008
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)

Commercial	$30.7	7.3%	$38.7	8.1%
Industrial	7.6	8.7%	7.5	5.7%
Residential	29.2	18.6%	33.3	15.5%
Corporate	40.8	—	39.6	—

Total Consolidated	$108.3	16.3%	$119.1	14.6%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization.

During the year ended September 30, 2009, our selling, general and administrative expenses were $108.3 million, a decrease of $10.8 million, or 9.1%, as compared to the year ended September 30, 2008. This decrease was primarily due to our continued strategic efforts to restructure our operations and to eliminate redundant positions and facilities. The decrease in expenses for the fiscal year ended September 30, 2009 was primarily due to (1) a $12.4 million decrease in employment costs, (2) $1.2 million reduction in occupancy costs, and (3) a decrease in other general business and other expenses of approximately $1.1 million primarily at our divisions. The decrease in selling, general, and administrative expenses for year ended September 30, 2009 were partially offset by (1) an increase of $2.0 million in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new software systems and outsourcing of payroll processes implemented during 2008, (2) ongoing legal costs and the settlement of legal disputes of approximately $1.9 million, and (3) $0.4 million in severance costs which were not included in restructuring charges.

As previously indicated, we have been focused on restructuring the business since 2007, whereby we integrated 27 companies into three business segments and we have significantly streamlined back office and operations support activities since this time. As a result, during the year ended September 30, 2009, we experienced a net $12.0 million, or a 15.1% reduction in our combined Commercial, Industrial and Residential selling, general and administrative expenses, compared to the prior year ended September 30, 2008, while our Corporate selling, general and administrative expenses have somewhat increased as a result of our investments in systems and various consolidation of services which have yielded efficiencies throughout the business. During 2009, we began to leverage our new software programs and work processes implemented during late

2008 which include (1) a comprehensive project management operating system now being utilized across our divisions to standardize our project management and reporting processes and provide our businesses up-to-date visibility into project performance, (2) an accounting consolidation and reporting system which supplies management more timely financial data and improved transparency, and (3) an outsourced payroll solution that utilizes more real time workers labor application technologies and employed technology to capture current labor utilization. In addition, we have invested in new sales capabilities to accelerate our target market growth strategy.

Restructuring Charges

As discussed previously in this report, we restructured our operations from a decentralized structure into three major lines of business: Commercial, Industrial and Residential. These lines of business are supported by two dedicated administrative shared service centers which has consolidated many of the back office functions into centralized locations. In addition, the next level of our business optimization strategy has been to streamline local projects and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past two years to further leverage our resources. Further, we have implemented a more enhanced cost reduction program during 2009, as a result of the continuing effects of the recession, by reducing additional administrative personnel, primarily at our corporate office, and began consolidating our Commercial and Industrial segments into one operational unit.

In conjunction with our restructuring program we recognized the following costs during the years ended September 30, 2009 and 2008 (in thousands)

	Year Ended
	September 30,
	2009	2008

Severance compensation	$4,353	$2,473
Consulting and other charges	612	1,994
Acceleration of trademark amortization	1,608	—
Lease termination costs	549	—
Non-cash asset write offs	285	131

Total restructuring charges	$7,407	$4,598

Interest and Other Expense, net

	Year Ended
	September 30,
	2009	2008
	(Dollars in thousands)

Interest expense	$4,263	$4,793
Debt prepayment penalty	—	2,052
Deferred financing charges	263	1,778

Total interest expense	4,526	8,623

Interest income	(432)	(2,094)
Other income (expense), net	1,608	(888)

Total interest and other expense, net	$5,702	$5,641

During the year ended September 30, 2009, we incurred interest expense of $4.3 million on an average debt balance of $29.0 million primarily comprised of the Tontine Term Loan and the Camden Notes Payable, an average letter of credit balance of $28.9 million under the Revolving Credit Facility and an average unused line of credit balance of $31.1 million. This compares to interest expense of $4.8 million for the year ended September 30, 2008, on an average debt balance of $29.4 million for the Tontine Term Loan and the Eton

Park Term Loan, an average letter of credit balance of $37.9 million under the Revolving Credit Facility and an average unused line of credit balance of $34.4 million.

As previously mentioned in this report, we repaid our Eton Park Term Loan on December 12, 2007, using cash on hand and the proceeds from the Tontine Term Loan. We incurred a prepayment penalty of $2.1 million on the Eton Park Term Loan, and we recognized previously unamortized debt issuance costs of $0.3 million. In addition, we also recorded $1.8 million of deferred financing charges during the year ended September 30, 2008. These deferred financing charges reflect the amortization of fees incurred on the Tontine Term Loan and the Eton Park Term Loan before it was repaid.

For the fiscal years ended September 30, 2009 and 2008, we earned interest income of $0.4 and $2.1 million, respectively, on the average Cash and Cash Equivalents balances of $60.8 million and $70.3 million, respectively.

During the year ended September 30, 2009, other expense of $1.6 million included a $2.9 million impairment of our investment in EPV Solar, Inc. (“EPV”), formerly Energy Photovoltaics, Inc. This was partially offset by adjustments to our Executive Savings Plan balance totaling $0.8 million. The remaining $0.3 million primarily relates to administrative fee income received throughout the year in a Commercial operating unit. For the year ended September 30, 2008, other income of $0.9 million included a $1.1 million settlement with a group of former employees, out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages resulting from these employees’ departure from the Company. We collected this settlement in full in March 2008.

Provision for Income Taxes

Our effective tax rate from continuing operations decreased from 92.1% for year ended September 30, 2008 to (4.3)% for the year ended September 30, 2009. The decrease is attributable to a decrease in pretax net income resulting in a 70.3% reduction in the rate, an increase in additional valuation allowances against certain state and federal deferred tax assets, resulting in a 31.9% decrease in the rate, and is offset by a decrease in permanent tax difference resulting in a 3.7% increase in the rate and other adjustments, resulting in a 2.1% increase in the rate.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, since March 2006, we have shut down seven underperforming subsidiaries. Our exit plan is substantially complete. Such income statement amounts are classified as discontinued operations.

Revenues at these subsidiaries were zero and $3.7 million, respectively, for the years ended September 30, 2009 and 2008; net income (loss) at these subsidiaries was $0.2 million and $0.4 million, respectively, during these same periods.

YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO YEAR
ENDED SEPTEMBER 30, 2007

Revenues

	Year Ended		Year Ended
	September 30, 2008		September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)

Commercial	$473.6	57.9%	$460.2	51.7%
Industrial	129.7	15.8%	121.5	13.6%
Residential	215.0	26.3%	308.6	34.7%

Total Consolidated	$818.3	100.0%	$890.3	100.0%

Consolidated revenues for the year ended September 30, 2008 were $72.0 million less than the year ended September 30, 2007, a decline of 8.1%. This reduction was primarily attributed to the nationwide decline in demand for single-family homes which has affected our Residential line of business, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. Consistent with the slowdown in housing construction, Residential revenues decreased $93.6 million during the year ended September 30, 2008, down 30.3% as compared to the year ended September 30, 2007. We attribute approximately three quarters of this decrease to reductions in building activity throughout many of the markets we serve, while the remaining portion of the decrease was attributable to the effect of lower prices in response to the competitive market conditions and falling input prices, which effect the prices that we may then pass then along to our customers.

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

Selling, General and Administrative Expenses

	Year Ended		Year Ended
	September 30, 2008		September 30, 2007
	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)

Commercial	$38.7	8.1%	$48.3	10.5%
Industrial	7.5	5.7%	8.4	6.9%
Residential	33.3	15.5%	35.0	11.3%
Corporate	39.6	—	45.3	—

Total Consolidated	$119.1	14.6%	$137.0	15.4%

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

Cost Drivers

As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. For our 2009 fiscal year, costs derived from labor and related expenses accounted for 42% of our total costs. Our labor-related expenses totaled $230.6 million, $283.9 million and $303.9 million for the years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009, we had 3,504 full-time employees, of which 2,669 employees were field electricians, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. The remaining 835 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may contribute through a payroll deduction. We have suspended company matching cash contributions to employee’s contribution due to the significant impact the recession has had on the company’s financial performance.

For our 2009 fiscal year, costs incurred for materials installed on projects accounted for 47% of our total costs. This component of our expense structure is variable based on the demand for our services and material pricing. We generally incur costs for materials once we begin work on a project. We generally order materials when needed, ship those materials directly to the jobsite, and complete the installation within 30 days. Materials primarily consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. Our materials expenses totaled $258.1 million, $329.7 million, and $397.7 million for the years ended September 30, 2009, 2008 and 2007, respectively.

We are insured for workers’ compensation, employer’s liability, auto liability, general liability and health insurance, subject to deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Discontinued Operations

Exit or Disposal Activities

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

Summary of Discontinued Operations

The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized operating results for all discontinued operations are outlined below (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Revenues	$21	$3,712	$11,537
Gross profit (loss)	$114	$174	$(1,418)
Pre-tax loss	$187	$(549)	$(4,977)

Working Capital

	September 30,	September 30,
	2009	2008
	(In thousands)

CURRENT ASSETS:
Cash and cash equivalents	$64,174	$64,709
Restricted cash	—	—
Accounts receivable:
Trade, net of allowance of $3,011 and $3,566 respectively	100,753	132,273
Retainage	26,516	30,833
Costs and estimated earnings in excess of billings on uncompleted contracts	13,554	14,743
Inventories	10,155	12,856
Prepaid expenses and other current assets	6,118	6,728
Assets held for sale and from discontinued operations	0	1,967

Total current assets	$221,270	$264,109

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,086	$2,905
Accounts payable and accrued expenses	76,432	99,860
Billings in excess of costs and estimated earnings on uncompleted contracts	21,142	33,711
Liabilities related to assets held for sale and from discontinued operations	46	504

Total current liabilities	$99,706	$136,980

Working capital	$121,564	$127,129

During the year ended September 30, 2009, working capital decreased by $5.6 million as compared to September 30, 2008, reflecting a $42.8 million decrease in current assets and a $37.3 million decrease in current liabilities during the period.

During the year ended September 30, 2009, our current assets decreased by $42.8 million, or 16.2%, to $221.3 million, as compared to $264.1 million as of September 30, 2008. Cash and cash equivalents decreased by $.5 million during the year ended September 30, 2009, as compared to September 30, 2008. Current trade accounts receivables, net, decreased by $31.5 million at September 30, 2009, as compared to September 30, 2008, as days sales outstanding (“DSOs”) increased to 72 days as of September 30, 2009, from 63 days as of September 30, 2008, and we transferred a $3.7 million receivable to long-term receivables during the period. While our DSOs increased from 63 to 72 between September 30, 2008 and September 30, 2009, our balance of trade receivables declined by approximately 23.8% during the same period. The increase in DSOs between September 30, 2008 and September 30, 2009 was driven predominantly by the decline in revenues that we experienced during the year ended September 30, 2009, as compared to the year ended September 30, 2008 and, to a lesser extent, slow-downs in receipt of certain customer payments, both of which we attribute to distressed financial markets and the challenging economic environment. Additionally, it should be noted that historically our receivables write-offs have been low as a result of our ability to secure liens against our customers’ over-due receivables, and while this process of collection may not occur quickly, our secured position does ensure that it will occur eventually to the extent that our security retains value. In light of these impacts of the volatility in the current financial markets, we will continue to closely monitor the collectability of our receivables in the months ahead. We also experienced a $4.3 million and $1.2 million decrease in retainage and costs in excess of billings during the year ended September 30, 2009, compared to September 30, 2008, respectively, reflecting the slowdown in construction activity related to the current economic conditions. Inventories decreased by $2.7 million during the year ended September 30, 2009, compared to September 30, 2008, reflecting lower volumes plus the continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems, improved material management and a vendor managed inventory strategy. Prepaid expenses and other current assets decreased by a total of $0.6 million and assets from discontinued operations decreased by $2.0 million during the year ended September 30, 2009, compared to September 30, 2008.

During the year ended September 30, 2009, our total current liabilities decreased by $37.3 million, to $99.7 million, compared to $137.0 million as of September 30, 2008. During the year ended September 30, 2009, accounts payable and accrued expenses decreased $23.4 million as a result of lower volume, early pay discounts associated with our Preferred Vendor Program and our cash management efforts at the end of our 2009 fiscal year. Billings in excess of costs decreased by $12.6 million during the year ended September 30, 2009, compared to September 30, 2008, primarily due to reduced volumes and in part due to a change in project mix. Finally, current maturities of long-term debt decreased by $0.8 million and liabilities on assets held for sale decreased by $0.5 million during the year ended September 30, 2009, compared to September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $64.2 million, working capital of $121.6 million, $25.0 million in outstanding borrowings under our Tontine Term Loan and $21.4 million of letters of credit outstanding and $15.7 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, capital expenditures for property and equipment, and our share buy back through the next twelve months. Our ability to generate cash flow is dependent on many other factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our credit facility, if needed.

Recent distress in the financial markets did not have a significant impact on our overall financial position as of and for the year ended September 30, 2008, although certain of our operations revenue were impacted during the year ended September 30, 2009, as a result of the challenging economic environment. We are in compliance with our covenants under our Revolving Credit Facility at September 30, 2009. However, we continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Operating Activities

Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally higher during our fiscal third and fourth quarters due to increased services as a result of favorable weather conditions in many regions of the country. Operating activities provided net cash of $10.8 million during the year ended September 30, 2009, as compared to $14.6 million of net cash provided in the year ended September 30, 2008, resulting in net operating cash used of $3.8 million. The decrease in operating cash flows in 2009 is primarily due to reduced cash earnings of approximately $12.1 million as a result of lower net income, partially offset by lower working capital needs and discontinued operations activities of approximately $5.6 million. The improvement in working capital is principally due to reduced volumes, improved collections of accounts receivable, lower inventory, and a reduction in retainage of totalling approximately $42.3 million, partially offset by the timing of our accounts payable and accrued expenses totalling $23.4 million, combined with reduced billings in excess of costs on uncompleted projects of $12.6 million. Additionally, we recognized an impairment loss in our investment in EPV Solar of $2.9 million.

Investing Activities

In the year ended September 30, 2009, we used net cash in investing activities of $5.4 million as compared to $8.2 million of net cash provided in investing activities in the year ended September 30, 2008. The primary change was due to the release of $20.0 million in restricted cash during 2008. Investing activities in 2009 included $4.1 million used for capital expenditures, partially offset by $0.8 million of proceeds from the sale of equipment. Investing activities in 2008 included $12.9 million used for capital expenditures, partially offset by $0.4 million of proceeds from the sale of equipment. In addition, investing activities in the year ended September 30, 2009, included $2.0 million used for an investment in EPV Solar and $0.2 million to satisfy our commitment to invest in EnerTech.

Financing Activities

In the year ended September 30, 2009, financing activities used net cash flow of $6.0 million as compared to $27.7 million in net cash used by financing activities in the year ended September 30, 2008. The primary change in net cash used in financing activities in the 2009, as compared to the year ended September 30, 2008, was due to borrowings of approximately $30.0 million that occurred during 2008 as a result of debt refinancing. Investing activities in 2009 included $2.4 million used for payments of long-term debt and $4.3 million used for the acquisition of treasury stock. Financing activities in 2008 included $46.1 million used for termination and prepayment of the Eton Park Term loan and $11.0 million used for the acquisition of treasury stock.

Bonding Capacity

As previously described in this report, in October 2008, we entered into a Co-Surety Financing Arrangement with our Initial Surety Provider and a second Co-Surety Provider. This Co-Surety Financing Arrangement increases our aggregate bonding capacity to $350.0 million. We have adequate surety bonding capacity under our Co-Surety Financing Arrangement to meet our current needs. Our ability to access this bonding capacity is at the sole discretion of our Initial Surety Provider and Co-Surety Provider and is subject to certain other limitations.

In addition to our Initial Surety Provider and Co-Surety Provider, we also have additional surety bonding from another provider. As of September 30, 2009, the expected cumulative cost to complete for projects covered by all surety providers was $75.9 million. As of September 30, 2009, we also had $18.6 million in aggregate face value of bonds issued by our Individual Surety Provider. For more information, see “Surety” above.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include commitments associated with non-cancellable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.

We enter into non-cancellable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment, and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may determine to cancel or terminate a lease before the end of its term. Typically, we are liable to the lessor for various lease cancellation or termination costs and the difference between the then fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At September 30, 2009, $11.0 million and $0.2 million of our outstanding letters of credit were to support our bonding facilities and collateralize our customers and vendors, respectively.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2009, $10.2 million of our outstanding letters of credit were utilized to collateralize our insurance program.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2009, we did not have any open purchase commitments.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2009, our cost to complete on projects covered by surety bonds was $75.9 million. As of September 30, 2009, we utilized a combination of cash and letters of credit totaling $17.6 million, which was comprised of $11.0 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.

In April 2000, we committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries Through September 30, 2009, we had invested $5.0 million under our commitment to EnerTech.

As of September 30, 2009, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total

Long-term debt obligations	$1,896	$26,016	$—	$—	$27,912
Operating lease obligations	$7,019	$8,883	$1,145	$—	$17,047
Capital lease obligations	$148	$624	$2	$—	$774

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total

Standby letters of credit	$21,383	$—	$—	$—	$21,383
Other commitments	$—	$—	$—	$—	$—

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, capital expenditures for property and equipment through the next twelve months. We expect capital expenditures to be approximately $3.0 million to $5.0 million for the fiscal year ending on September 30, 2010, as we invest in our infrastructure to improve management information and project management systems. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our Revolving Credit Facility. For additional information, see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K.

Inflation

During the year ended September 30, 2009, we experienced decreases in fuel prices and related travel costs, as well as reductions in steel and copper prices, which have declined from the recent historical highs in early 2008. These price declines have contributed to some gross margin improvement; however, due to the slowdown in the overall construction sector and the resulting competitive environment, we have adjusted our pricing as our cost of goods have fallen. Over the long-term, we will adjust our pricing to incorporate these conditions and other inflationary factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K.

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts. During 2009, commodity prices were volatile, and we experienced overall decreases in prices of copper, aluminum, steel and fuel. Over the long-term, we expect to be able to pass along a significant portion of these costs to our customers, as market conditions in the construction industry will allow.

Interest Rate Risk

We are also exposed to interest rate risk, with respect to our outstanding revolving debt obligations as well as our letters of credit.

The following table presents principal or notional amounts (stated in thousands) and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total

Liabilities — Debt:
Fixed Rate	$1,896	$1,016	$—	$25,000	$—	$—	$27,912
Interest Rate	4.89%	4.59%	—	11%	$—	—	10.37%
Fair Value of Debt:
Fixed Rate	$1,896	$1,016	$—	$29,192	$—	$—	$32,104

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Integrated Electrical Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries (“the Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income tax contingencies with the adoption of the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48 (codified in FASB ASC Topic 740, Income Taxes) effective October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Integrated Electrical Services, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Houston,Texas
December 14, 2009

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	September 30,	September 30,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,174	$64,709
Accounts receivable:
Trade, net of allowance of $3,296 and $3,556, respectively	100,753	132,273
Retainage	26,516	30,833
Costs and estimated earnings in excess of billings on uncompleted contracts	13,554	14,743
Inventories	10,155	12,856
Prepaid expenses and other current assets	6,118	6,728
Assets held for sale from discontinued operations	—	1,967

Total current assets	221,270	264,109
LONG-TERM RECEIVABLE	3,732	—
PROPERTY AND EQUIPMENT, net	24,367	26,123
GOODWILL	3,981	4,892
OTHER NON-CURRENT ASSETS, net	15,075	25,414

Total assets	$268,425	$320,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,086	$2,905
Accounts payable and accrued expenses	76,432	99,860
Billings in excess of costs and estimated earnings on uncompleted contracts	21,142	33,711
Liabilities related to assets held for sale and from discontinued operations	46	504

Total current liabilities	99,706	136,980
LONG-TERM DEBT, net of current maturities	26,601	26,739
LONG-TERM DEFERRED TAX LIABILITY	2,290	4,215
OTHER NON-CURRENT LIABILITIES	7,280	6,369

Total liabilities	135,877	174,303

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,617,741 and 14,753,779 outstanding, respectively	154	154
Treasury stock, at cost, 790,061 and 654,023 shares, respectively	(14,097)	(11,591)
Additional paid-in capital	170,732	170,023
Accumulated other comprehensive income	(70)	—
Retained deficit	(24,171)	(12,351)

Total stockholders’ equity	132,548	146,235

Total liabilities and stockholders’ equity	$268,425	$320,538

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Revenues	$665,997	$818,287	$890,351
Cost of services	556,469	686,358	745,429

Gross profit	109,528	131,929	144,922
Selling, general and administrative expenses	108,328	119,160	136,969
Gain on sale of assets	(465)	(114)	(46)
Restructuring charges	7,407	4,598	824

Income (loss) from operations	(5,742)	8,285	7,175

Other (income) expense:
Interest expense	4,526	8,623	10,132
Interest (income)	(432)	(2,094)	(4,297)
Other (income) expense	1,608	(888)	(336)

Interest and other expense, net	5,702	5,641	5,499

Income (loss) from continuing operations before income taxes	(11,444)	2,644	1,676
Provision for income taxes	495	2,436	2,276

Net income (loss) from continuing operations	(11,939)	208	(600)

Discontinued operations (Note 3)
Income (loss) from discontinued operations (including gain on disposal of zero, $57 and $53, respectively)	187	(616)	(4,977)
Provision (benefit) for income taxes	68	(221)	(1,165)

Net income (loss) from discontinued operations	119	(395)	(3,812)

Net income (loss)	$(11,820)	$(187)	$(4,412)

Basic earnings (loss) per share:
Continuing operations	$(0.83)	$0.01	$(0.04)

Discontinued operations	$0.01	$(0.02)	$(0.25)

Total	$(0.82)	$(0.01)	$(0.29)

Diluted earnings (loss) per share:
Continuing operations	$(0.83)	$0.01	$(0.04)

Discontinued operations	$0.01	$(0.02)	$(0.25)

Total	$(0.82)	$(0.01)	$(0.29)

Shares used in the computation of
earnings (loss) per share (Note 6):
Basic	14,331,614	14,938,619	15,058,972

Diluted	14,331,614	15,025,023	15,058,972

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

					Additional	Accum. Other		Total
	New Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained’	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

BALANCE, September 30, 2006	15,418,357	$154	(21,715)	$(394)	$163,054	$—	$(8,171)	$154,643
Restricted stock grant	—	—	27,600	490	(490)	—	—	—
Forfeiture of restricted stock	—	—	(57,318)	(1,299)	1,299	—	—	—
Acquisition of treasury stock	—	—	(41,504)	(806)	—	—	—	(806)
Non-cash compensation	—	—	—	—	4,150	—	—	4,150
Issuance of treasury stock	—	—	13,666	293	57	—	—	350
Net loss	—	—	—	—	—	—	(4,412)	(4,412)

BALANCE, September 30, 2007	15,418,357	$154	(79,271)	$(1,716)	$168,070	$—	$(12,583)	$153,925

Adoption of FIN 48	—	—	—	—	—	—	419	419
Common stock retired	(10,555)	—	—	—	—	—	—	—
Restricted stock grant	—	—	101,650	2,179	(2,179)	—	—	—
Forfeiture of restricted stock	—	—	(56,248)	(1,026)	1,026	—	—	—
Acquisition of treasury stock	—	—	(620,154)	(11,028)	—	—	—	(11,028)
Non-cash compensation	—	—	—	—	3,106	—	—	3,106
Net income	—	—	—	—	—	—	(187)	(187)

BALANCE, September 30, 2008	15,407,802	$154	(654,023)	$(11,591)	$170,023	$—	$(12,351)	$146,235

Common stock retired		—	—	—	—	—	—	—
Restricted stock grant	—	—	199,200	1,821	(1,821)	—	—	—
Forfeiture of restricted stock	—	—	(120)	(2)	2	—	—	—
Acquisition of treasury stock	—	—	(335,118)	(4,325)	—	—	—	(4,325)
Non-cash compensation	—	—	—	—	2,528	—	—	2,528
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(70)	—	(70)
Net income	—	—	—	—	—	—	(11,820)	(11,820)

BALANCE, September 30, 2009	15,407,802	$154	(790,061)	$(14,097)	$170,732	$(70)	$(24,171)	$132,548

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,820)	$(187)	$(4,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	(119)	395	3,812
Bad debt expense	2,539	2,875	1,852
Deferred financing cost amortization	263	1,778	1,303
Depreciation and amortization	8,258	7,927	9,812
Paid in kind interest	678	—	4,992
Impairment of long-lived assets	—	—	11
Gain on sale of property and equipment	(465)	(47)	(59)
Non-cash compensation expense	2,520	3,106	4,150
Impairment of investment	2,850	—	—
Non-cash restructuring write-offs	—	131	—
Equity in (gains) losses of investment	13	149	(217)
Goodwill adjustment — utilization of deferred tax assets	911	1,938	—
Deferred income tax	(1,924)	—	(148)
Changes in operating assets and liabilities:
Accounts receivable	29,567	(4,808)	15,615
Inventories	2,701	2,404	10,598
Costs and estimated earnings in excess of billings	1,189	1,316	(3,088)
Prepaid expenses and other current assets	1,096	290	3,371
Other non-current assets	6,598	(3,608)	5,241
Accounts payable and accrued expenses	(23,547)	289	(7,490)
Billings in excess of costs and estimated earnings	(12,546)	(1,418)	2,182
Other non-current liabilities	910	(70)	1,594

Net cash provided by continuing operations	9,672	12,460	49,119
Net cash provided by discontinued operations	1,635	2,123	9,742

Net cash provided by operating activities	11,307	14,583	58,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,740)	(12,862)	(2,708)
Proceeds from sales of property and equipment	935	358	847
Investments in unconsolidated affiliate	(2,150)	—	(200)
Distribution from unconsolidated affiliate	—	488	379
Changes in restricted cash	—	20,000	—

Net cash provided by (used in) investing activities of continuing operations	(5,955)	7, 984	(1,682)
Net cash provided by investing activities of discontinued operations	65	200	118

Net cash provided by (used in) investing activities	(5,890)	8,184	(1,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	792	29,967	72
Repayments of debt	(2,427)	(46,098)	(15,053)
Purchases of treasury stock	(4,317)	(11,028)	(806)
Payments for debt issuance costs	—	(575)	—

Net cash used in financing activities	(5,952)	(27,734)	(15,787)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(535)	(4,967)	41,510
CASH AND CASH EQUIVALENTS, beginning of period	64,709	69,676	28,166

CASH AND CASH EQUIVALENTS, end of period	$64,174	$64,709	$69,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,590	$4,842	$3,938
Cash paid for income taxes	$1,411	$654	$575
Assets acquired under capital lease	$774	$125	$—

Supplemental Cash Flow Information

As part of our 2009 restructuring plan, during the year ended September 30, 2009, we accelerated amortization of $1.6 million related to trade names no longer in use. This is captured in depreciation and amortization above.

During the year ended September 30, 2009, we financed $0.7 million of office equipment through a capital lease obligation.

During the year ended September 30, 2008, we financed a prepaid insurance policy with a $4.6 million debt agreement that had a $4.4 million balance as of September 30, 2008.

During the year ended September 30, 2007, we recorded an accrued liability related to the acquisition of $2.1 million in property and equipment. This liability was paid during the year ended September 30, 2008.

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

On November 10, 2008, Tontine, our controlling shareholder, filed an amended Schedule 13D indicating, among other things that it has begun to explore alternatives for the disposition of its holdings in our Company, including both common stock and a $25.0 million term loan. In addition, on October 22, 2009 Tontine filed a further amendment to its Schedule 13D indicating, among other things that it has determined to form TCP Overseas Master Fund II, L.P., (“TCP 2”) during the fourth quarter of 2009 and that it anticipates that the newly formed TCP 2 will become the beneficial owner of an as-yet-undetermined portion of IES securities. To the extent that TCP 2 acquires beneficial ownership of any such securities, TCP 2 may hold and/or dispose of such securities or may purchase additional securities of the Company, at any time and from time to time in the open market or otherwise. Our credit agreements contain provisions for default in the event of a change in control. Similarly, certain of our financial arrangements and employment contracts contain provisions that will be triggered or accelerated upon the occurrence of a change of control event. Tontine, together with its affiliates, is our majority shareholder. Should Tontine sell its position in the Company to a single shareholder or a non Tontine affiliated group of shareholders, a change in control event would occur, causing us to be in default under our credit agreements and triggering the change of control provisions in certain of our employment contracts. Tontine also holds our $25.0 million term loan due on May 12, 2013, which may or may not be negotiated for repayment in connection with Tontine’s exploration process or under the terms of a potential sale of the Company.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell its position in IES to a single shareholder or an affiliated group of shareholders, a change in ownership could occur. In addition, a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill, investments, intangible assets and long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, assumptions regarding estimated costs to exit certain divisions, realizability of deferred tax assets, and self-insured claims liabilities and related reserves.

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

Securities and Equity Investments

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If, upon further investigation of such events, we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of September 30, 2009 and 2008, the carrying value of these investments was $2.7 million and $3.4 million, respectively. See Note 15 for related disclosures relative to fair value measurements.

Certain securities are classified as available-for-sale. These investments are recorded at fair value and are classified as other non-current assets in the accompanying consolidated balance sheets as of September 30, 2009. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Long-Term Receivables

In March 2009, we transferred $4.0 million of trade accounts receivable to long-term receivable because the related construction project entered bankruptcy. A reserve of $0.3 million was recorded associated with this receivable. We have liens filed against the project and currently believe that the outstanding receivables are collectible. Our assessment is based on our belief that we hold a priority lien on the project and our estimates of the value of the assets exceed the existing claims from us and other priority claimants. However, there are significant risks involved in bankruptcy proceedings, and we will continue to monitor the bankruptcy proceedings and evaluate collectability. Should it be found that our claim is not superior to other claims, or should the value of the property ultimately not satisfy the outstanding claims, then additional reserves may be necessary.

Property and Equipment

Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was $6.0 million, $7.0 million and $8.5 million, respectively, for the years ended September 30, 2009, 2008 and 2007.

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

Goodwill

Goodwill attributable to each reporting unit is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows and market multiples weighted evenly. These impairment tests are required to be performed at least annually. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we perform an impairment test annually using a measurement date of September 30.

Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances (amounts in thousands):

	September 30,	September 30,
	2009	2008

Commercial	$—	$—
Industrial	142	175
Residential	3,839	4,717

	$3,981	$4,892

For the years ended September 30, 2009, 2008 and 2007, there was no goodwill impairment attributable to any reportable segments. Based upon the results of our annual impairment analysis, the fair value of our reporting units significantly exceeded the book value.

For the years ended September 30, 2009 and 2008, we reduced goodwill by $0.9 million and $1.9 million, respectively. The reduction is due to realization of certain pre-emergence deferred tax assets and realization of pre-emergence unrecognized tax benefits. Prior to October 1, 2009, to the extent that we realize benefits from the usage of certain pre-emergence deferred tax assets resulting in a reduction in pre-emergence valuation allowances and to the extent we realize a benefit related to pre-emergence unrecognized tax benefits; such benefits will first reduce goodwill, then other long-term intangible assets, then additional paid-in capital. Beginning October 1, 2009, with the adoption of new accounting standards, reductions in pre-emergence valuation allowances or realization of pre-emergence unrecognized tax benefit will be recorded as an adjustment to our income tax expense.

Debt Issuance Costs

Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $0.3 million, $1.8 million and $1.3 million, respectively, for the years ended September 30, 2009, 2008 and 2007. At September 30, 2009, remaining unamortized capitalized debt issuance costs were $0.2 million.

Revenue Recognition

We recognize revenue on construction contracts using the percentage of completion method. Construction contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction

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

Certain divisions in the Residential segment use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the construction is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded in the period such losses are determined.

Services work, which represents less than 10% of consolidated revenue, consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from services work are recognized when services are performed.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims and unapproved change orders are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on construction costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred.

As of September 30, 2009, 2008 and 2007, there were no material revenues recorded associated with any claims. During the year ended September 30, 2007, we settled one prior period claim for a loss of approximately $1.8 million which was included in income (loss) from discontinued operations.

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

receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few divisions within our Commercial and Industrial segments. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2009.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Advertising

Advertising and marketing expense for fiscal years 2009, 2008 and 2007 was approximately $1.9 million, $1.6 million, and $1.2 million, respectively. Advertising costs are charged to expense as incurred and are included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations.

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2009, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence. Prior to October 1, 2009, to the extent that we do realize benefits from the usage of our pre-emergence deferred tax assets; such benefits will first reduce goodwill, then other long-term intangible assets, then additional paid-in capital. As discussed in New Accounting Pronouncements, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements that will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense. Beginning October 1, 2009, with the adoption of the new standards, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. We believe the impact of the change will be significant.

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

Self-Insurance

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2009, we compiled our historical data pertaining to the self-insurance experiences and actuarially developed the ultimate loss associated with our self-insurance programs for workers’ compensation, auto and general liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all self-insurance reserves at September 30, 2009 and 2008, was $10.5 million and $14.0 million, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows (in thousands):

Year Ended September 30:
2010	$4,228
2011	2,551
2012	1,546
2013	905
2014	524
Thereafter	769

Total	$10,523

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2009 and 2008, the discount rate used was 1.5 percent and 5.0 percent, respectively. The decrease in discount rate is driven by the prolonged decline in interest rates and a decrease in the average life of our associated claims. The present value of all self-insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2009 and 2008 was $10.4 million and $12.8 million, respectively.

We had letters of credit of $10.2 million outstanding at September 30, 2009 to collateralize our self-insurance obligations.

Realization of Long-Lived and Intangible Assets

We evaluate the recoverability of property and equipment, intangible assets and other long-lived assets at least annually, or as facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. Estimated fair values are determined based on expected future cash flows discounted at a rate we believe incorporates the time value of money, the expectations about future cash flows and an appropriate risk premium.

At September 30, 2009, 2008 and 2007, we performed evaluations of our long-lived assets. These evaluations resulted in impairment charges at our Commercial segment of zero, zero and $0.2 million, respectively. Approximately $0.2 million is attributable to discontinued operations and is included in income (loss) from discontinued operations for the year ended September 30, 2007.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. We grant credit, usually without collateral, to our customers, who are generally contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States within the construction and homebuilding market. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. As a result of recent credit market turmoil we maintain the majority of our cash and cash equivalents in money market mutual funds.

No single customer accounted for more than 10% of our revenues for the years ended September 30, 2009, 2008 and 2007.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, retainage receivables, notes receivable, investments, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and the Tontine term loan. We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan, in the accompanying consolidated balance sheets, approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine term loan is $29.2 million based on comparable debt instruments (see Note 8).

Stock-Based Compensation

We measure and record compensation expense for all share-based payment awards based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. We calculate the fair value of stock options using a binomial option pricing model. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of IES’s common stock on the date of grant. Forfeitures are estimated based upon historical activity. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance based awards is recognized using the graded vesting method over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for options and restricted stock (excess tax benefit) are classified as financing cash flows.

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans, which is included in other non-current assets on the consolidated balance sheets. The securities held by the trust are classified as trading securities. The investments are recorded of fair value and are classified as other non-current assets in the accompanying consolidated balance sheets as of September 30, 2009. The changes in fair values are recorded as unrealized gains (losses) as a component of other income (expense) in the consolidated statements of operations.

The corresponding deferred compensation liability is included in other non-current liabilities on the consolidated balance sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

We have evaluated subsequent events through December 14, 2009, the date of issuance of our financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the current period presentation. Specifically, we have separately broken out our long-term deferred tax liability on the consolidated balance sheets. This reclassification did not have an impact on total assets, total liabilities, revenues, gross margin, operating income or cash flows on both a consolidated and segment basis.

New Accounting Pronouncements

On October 1, 2008, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption enhances the guidance for using fair value to measure assets and liabilities. In addition, the adoption expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. Adoption resulted in expanded disclosures related to our investments in EPV, EnerTech and Arbinet (see Note 7).

On October 1, 2008, we adopted changes issued by the FASB that permits companies to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This change had no impact on our consolidated financial statements as of September 30, 2009

In December 2007, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements. The changes require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The changes eliminate the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. The new standards became effective for us on October 1, 2009. Prior to October 1, 2009, to the extent that we realize benefits from the usage of certain pre-emergence deferred tax assets resulting in a reduction in pre-emergence valuation allowances and to the extent we realize a benefit related to pre-emergence unrecognized tax benefits; such benefits will first reduce goodwill, then other long-term intangible assets, then additional paid-in capital. Beginning October 1, 2009, with the adoption of the new standards, reductions in pre-emergence valuation allowances or realization of pre-emergence unrecognized tax benefit will be recorded as an adjustment to our income tax expense. We believe future reductions in pre-emergence valuation allowance or realization of pre-emergence unrecognized tax benefits could have a material impact on the consolidated financial statements.

On October 1, 2008, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles (“GAAP”) which outlines a consistent framework for selecting accounting principles to be used when preparing financial statements for nongovernmental entities that are presented in conformity with United States GAAP. These changes and the

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

On October 1, 2008, we adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. There was no significant impact upon the adoption of these changes.

In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments. The new guidance requires fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The new guidance became effective for us in the quarter ended June 30, 2009, and the adoption did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued new standards on disclosures about derivative instruments and hedging activities, which is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of such instruments and activities on an entity’s financial position, financial performance and cash flows. The standard was effective for us beginning on October 1, 2008. The adoption of the standard did not have a material impact on the consolidated financial statements.

3.	STRATEGIC ACTIONS

The 2007 Restructuring Plan

During the 2008 fiscal year, we completed the restructuring of our operations from the previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition the business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy. The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. We recorded a total of $5.6 million of restructuring charges for the 2007 Restructuring Plan.

As part of the restructuring charges, we recognized $2.2 million, $0.5 million and $0.2 million in severance costs at our Commercial, Industrial and Residential segments, respectively. In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan and wrote off $0.1 million of leasehold improvements at an operating location that we closed.

The 2009 Restructuring Plan

In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local projects and support operations, which was managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. We accelerated our trade name amortization during the 2009 fiscal year recording a charge of $1.6 million that has been identified within the “Restructuring Charges” caption in our consolidated statements of operations.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	STRATEGIC ACTIONS (Continued)

In addition, as a result of the continuing significant effects of the recession, during the third quarter of 2009 fiscal year we implemented a more expansive cost reduction program, by reducing additional administrative personnel, primarily in the corporate office and began consolidating our Commercial and Industrial back office functions into one service center. As part of this expanded 2009 Restructuring Plan, we expect to incur additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $1.0 million to $2.0 million, which will be implemented over approximately 6 months.

During the twelve months ended September 30, 2009, we have incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings of 7.4 million associated with the 2009 Restructuring Plan, of which $1.2 million, 2.1 million, 2.7 million, and $1.4 million was charged to our Commercial, Industrial and Residential segments and our Corporate office, respectively.

The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting/
	Charges	Other Charges	Total

Restructuring liability at September 30, 2008	$638	$53	$691
Restructuring charges incurred	4,184	3,054	7,238
Less—cash payments	(2,211)	(934)	(3,145)
Less—stock based compensation	(514)	—	(514)
Less—non-cash expenses / write-offs	—	(2,092)	(2,092)

Restructuring liability at September 30, 2009	$2,097	$81	$2,178

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

Remaining net working capital related to these subsidiaries was zero and $1.5 million at September 30, 2009 and September 30, 2008, respectively. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital.

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

Summarized Data for Discontinued Operations

The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized financial data for all discontinued operations are outlined below (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Revenues	$21	$3,712	$11,537
Gross profit (loss)	$114	$174	$(1,418)
Pre-tax income (loss)	$187	$(616)	$(4,977)

	September 30,	September 30,
	2009	2008

Accounts receivable, net	$—	$1,967
Inventory	—	—
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Other current assets	—	—
Property and equipment, net	—	—

Total assets	$—	$1,967
Accounts payable	$—	$201
Accrued liabilities	46	280
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23
Total liabilities	46	504

Net assets	$(46)	$1,463

Impairment Associated with Discontinued Operations

In accordance with the measurement of impairment of long-lived assets as discussed in Note 2 above, we recorded impairment charges of $0.2 million related to the identification of certain subsidiaries for disposal by sale during the year ended September 30, 2007. There were no impairment charges related to the subsidiaries sold or shutdown during the years ended September 30, 2009 or 2008. Impairment was calculated as the difference between the fair values, less costs to sell, and the net book value of the assets.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated
	Useful Lives	September 30,	September 30,
	in Years	2009	2008

Land	N/A	$3,020	$3,042
Buildings	5-32	6,527	6,594
Transportation equipment	3-5	286	2,965
Machinery and equipment	3-10	3,074	3,168
Leasehold improvements	5-10	261	1,093
Information systems	2-8	17,010	17,782
Furniture and fixtures	5-7	276	424

		$30,454	$35,068
Less — Accumulated depreciation and amortization		(6,087)	(8,945)

Property and equipment, net		$24,367	$26,123

During the year ended September 30, 2009, we wrote off approximately $2.7 million of fully depreciated transportation equipment.

Information Systems

During the years ended September 30, 2009, 2008 and 2007, we capitalized $2.8 million, $8.4 million and $2.2 million, respectively, of computer and software development costs associated with new system implementations. Amortization of these costs were $2.1 million and $0.2 million, respectively, during the years ended September 30, 2009 and 2008.

5.	INTANGIBLE ASSETS

The components of intangible assets as of September 30, 2009 and 2008 are as follows:

	September 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Dollar amounts in thousands)

Leasehold interests	$93	$93	$—
Customer relationships	2,170	2,170	—
Contract backlog	658	658	—
Non-compete agreements	1,200	1,200	—
Trade names	2,026	2,026	—

Total	$6,147	$6,147	$—

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5.	INTANGIBLE ASSETS (Continued)

	September 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(Dollar amounts in thousands)

Leasehold interests	$93	$54	$39
Customer relationships	2,170	1,729	441
Contract backlog	658	658	—
Non-compete agreements	1,200	1,200	—
Trade names	2,026	295	1,731

Total	$6,147	$3,936	$2,211

All of these intangible assets are fully amortized or have been written off as of September 30, 2009.

6.	PER SHARE INFORMATION

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6.	PER SHARE INFORMATION (Continued)

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2009, 2008 and 2007, (in thousands, except share information):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(11,939)	$207	$(600)
Net income from continuing operations attributable to restricted shareholders	—	1	—

Net income (loss) from continuing operations	$(11,939)	$208	$(600)

Net income (loss) from discontinued operations attributable to common shareholders	$117	$(395)	$(3,812)
Net income from discontinued operations attributable to restricted shareholders	2	—	—

Net income (loss) from discontinued operations	$119	$(395)	$(3,812)

Net loss attributable to common shareholders	$(11,820)	$(187)	$(4,412)
Net income attributable to restricted shareholders	—	—	—

Net loss $	$(11,820)	$(187)	$(4,412)

Denominator:
Weighted average common shares outstanding — basic	14,331,614	14,938,619	15,058,972
Effect of dilutive stock options and non-vested restricted stock	—	86,404	—

Weighted average common and common equivalent shares outstanding — diluted	14,331,614	15,025,023	15,058,972

Basic loss per share:
Basic earnings (loss) per share from continuing operations	$(0.83)	$0.01	$(0.04)
Basic earnings (loss) per share from discontinued operations	$0.01	$(0.02)	$(0.25)
Basic loss per share	$(0.82)	$(0.01)	$(0.29)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(0.83)	$0.01	$(0.04)
Diluted earnings (loss)loss per share from discontinued operations	$0.01	$(0.02)	$(0.25)
Diluted loss per share	$(0.82)	$(0.01)	$(0.29)

For the years ended September 30, 2009, 2008 and 2007, 158,500, 56,000 and 191,471 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the year ended September 30, 2009, 2008 and 2007, 230,176, zero and 236,748 shares of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	September 30,	September 30,
	2009	2008

Balance at beginning of period	$3,556	$2,600
Additions to costs and expenses	2,539	2,875
Deductions for uncollectible receivables written off, net of recoveries	(2,799)	(1,919)

Balance at end of period	$3,296	$3,556

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	September 30,
	2009	2008

Accounts payable, trade	$35,267	$44,875
Accrued compensation and benefits	17,866	24,240
Accrued self-insurance liabilities	10,381	12,204
Other accrued expenses	12,918	18,541

	$76,432	$99,860

Contracts in progress are as follows (in thousands):

	September 30,	September 30,
	2009	2008

Costs incurred on contracts in progress	$503,464	$581,345
Estimated earnings	89,456	87,222

	592,920	668,567
Less — Billings to date	(600,508)	(687,535)

Net contracts in progress	$(7,588)	$(18,968)

Costs and estimated earnings in excess of billings on uncompleted contracts	$13,554	$14,743
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(21,142)	(33,711)

Net contracts in progress	$(7,588)	$(18,968)

Other non-current assets are comprised of the following (in thousands):

	September 30,	September 30,
	2009	2008

Deposits	$6,595	$11,845
Deferred tax assets	3,073	4,665
Prepaid insurance, long term	1,105	2,256
Securities and equity investments	2,717	3,431
Identifiable intangible assets	—	2,211
Other	1,585	1,006

Total	$15,075	$25,414

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (Continued)

Securities and Equity Investments

Investment in EPV Solar

On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. (“Tontine Capital Overseas”), a related party and an affiliate of Tontine, which together with its affiliates, the majority shareholder of our outstanding stock. Joseph V. Lash, a member of Tontine Associates, LLC, an affiliate of Tontine, is a member of our Board of Directors. On July 17, 2006, we issued 58,072 shares of our common stock to Tontine Capital Overseas for a purchase price of $1.0 million in cash. The purchase price per share was based on the closing price of our common stock quoted on NASDAQ on July 14, 2006. The proceeds of the sale were used to make a new $1.0 million investment in EPV Solar, Inc. (“EPV”), formerly Energy Photovoltaics, a company in which we, prior to this new investment, held and continue to hold a minority interest. Our common stock was issued to Tontine Capital Overseas in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On December 24, 2008, we invested $2.0 million in the form of a convertible note receivable and warrants to purchase common stock from EPV. Under the terms of debt and equity investment accounting codified in ASC 320, we allocated the $2.0 million investment on a pro-rata basis based on the fair value of the note receivable and the warrants at the time we completed the purchase agreement. Accordingly, we recorded the note receivable at $1.8 million and we recorded the warrants at $0.2 million. The EPV convertible note receivable had a $2.7 million face value, with an 8% interest rate and interest payable semi-annually on June 15 and December 15, and was due on June 15, 2010. The stock warrants allow us to purchase up to 533,333 common shares of EPV at a strike price of $1.25 per share. These warrants expire on December 31, 2013. Shortly after the investment of $2.0 million, EPV commenced fundraising efforts to restructure debt and improve liquidity. We did not recognize interest income and accretion of $0.3 million through the date of restructuring.

On June 2, 2009, our convertible note receivable was restructured in the form of a (1) new convertible note receivable, (2) shares of EPV common stock and (3) stock warrants to allow us to purchase additional shares. As issued, the new convertible note receivable has a $1.1 million face value, with a 1% interest rate payable in-kind with interest paid semi-annually on December 1 and June 1, and is due on June 1, 2016. We converted $1.0 million of our former convertible note receivable into 4,444,444 common shares of EPV at $0.36 per share. The stock warrants we received allowed us to purchase up to 1,187,219 common shares of EPV at a strike price of $0.54 per share. As there were no specific values assigned to each of these instruments, we allocated our carrying value of our $1.8 million convertible note pro-rata based on the fair value at the time of conversion.

We assessed the fair market value of our investment in EPV after the restructuring and determined that it was below its carrying value. Accordingly, we recorded a $0.6 million other-than-temporary impairment loss at that time. Subsequently, we determined our investment in EPV was further impaired on an other-than-temporary bases and recorded an additional $2.3 million impairment loss. The total $2.9 million impairment loss is reflected as a reduction in our Other Non-Current Assets in our consolidated balance sheet and in our consolidated income statement as a component of Other Expense.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (Continued)

Below is a summary of activity related to the net $0.2 million investment in EPV from September 30, 2008 to September 30, 2009 (in thousands):

	September 30,	Additional	Debt	Impairment	September 30,
	2008	Investment	Restructuring	Charge	2009

Common stock	$1,000	$—	$1,001	$(2,001)	$—
Convertible note receivable due June 15, 2010	—	1,756	(1,756)	—	—
Convertible note receivable due June 1, 2016	—	—	692	(542)	150
Stock warrants (0.5 million warrants / strike at $1.25)	—	244	—	(244)	—
Stock warrants (1.2 million warrants / strike at $0.54)	—	—	63	(63)	—

Total investment, net of impairment	$1,000	$2,000	$—	$(2,850)	$150

As of September 30, 2009, we own approximately 8.6% of EPV’s outstanding common stock, and our ownership stake would be reduced to 4.3% on a diluted basis if all stock options and warrants were to be exercised. This ownership percentage could further decrease with the conversion of senior convertible notes.

We continue to account for our convertible note receivable as an available for sale security at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax, unless such loss was other than temporary and related to credit losses, then the loss would be recorded to other expense.

Investment in EnerTech Capital Partners II L.P.

In April 2000, we committed to invest up to $5.0 million in EnerTech Capital Partners II L.P. (“EnerTech”). Through September 30, 2009, we have fulfilled our $5.0 million investment under this commitment. As our investment is 2% of the overall ownership in Enertech at September 30, 2009 and 2008, we accounted for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than- temporary, impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at September 30, 2009 and 2008 was $2.5 million and $2.3 million, respectively. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2009 and 2008 (in thousands):

	September 30,	September 30,
	2009	2008

Carrying value	$2,491	$2,341
Unrealized gains (losses)	276	—

Fair value	$2,767	$2,341

EnerTech’s general partner, pending consent of the fund’s investors, has proposed to extend the fund for an additional year through December 31, 2010. The fund will terminate on December 31, 2009 unless extended by the fund’s investors. The fund may be extended for two one-year periods through December 31, 2011 with the consent of the fund’s investors.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (Continued)

Arbinet Corporation.

On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet Corporation (“Arbinet”), formerly Arbinet-thexchange Inc. The investment is an available-for-sale marketable security. Unrealized gains and losses are recorded to other comprehensive income. Both the carrying and market value of the investment at September 30, 2009 and 2008 were $78,000 and $90,000, respectively.

8.	DEBT

Debt consists of the following (in thousands):

	September 30,	September 30,
	2009	2008

Tontine Term Loan, due May 12, 2013, bearing interest at 11.00%	$25,000	$25,000
Camden Notes Payable	2,912	4,419
Capital leases and other	775	225

Total debt	28,687	29,644
Less — Short-term debt and current maturities of long-term debt	(2,086)	(2,905)

Total long-term debt	$26,601	$26,739

Future payments on debt at September 30, 2009 are as follows (in thousands):

	Capital Leases	Term Debt	Total

2010	365	1,897	$2,262
2011	296	1,015	1,311
2012	287	—	287
2013	287	25,000	25,287
2014	25	—	25
Thereafter	—	—	—
Less: Imputed Interest	(485)	—	(485)

Total	$775	$27,912	$28,687

For the years ended September 30, 2009, 2008 and 2007, we incurred net interest expense of $4.1 million, $6.5 million and $5.8 million, respectively.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	DEBT (Continued)

Camden Notes Payable

Insurance policies financed through Camden Premium Finance, Inc. (“Camden”), collectively referred to as the “Camden Notes”, consist of the following:

	September 30,	September 30,
	2009	2008

Insurance Note Payable, due July 1, 2010, bearing interest at 4.59%	$—	$4,419
Insurance Note Payable, due June 1, 2010, bearing interest at 4.59%	719	—
Insurance Note Payable, due August 1, 2011, bearing interest at 4.99%	1,986	—
Insurance Note Payable, due January 1, 2010, bearing interest at 5.99%	207	—

Total Camden Notes	$2,912	$4,419

On August 1, 2008, we financed insurance policies with a note payable from Camden in the total initial principal amount of $4.6 million. During 2009, the balance of this note was paid off in two parts and the related insurance policies were cancelled at payoff. Concurrent with each cancellation, new insurance policies were issued, and new notes were executed with Camden.

The original $4.6 million note was to mature on July 1, 2010. Under the terms of this note, we were to make thirteen equal payments of $243,525 (including principal and interest) beginning September 1, 2008 until September 1, 2009, followed by ten equal payments of $167,589 (including principal and interest).

On April 1, 2009, the first policy cancellation and reissuance occurred together with the execution of a new note payable in the initial principal amount of $1.2 million. Under the terms of this note, we are to make fourteen equal payments of $91,595 (including principal and interest) beginning May 1, 2009 and ending on the June 1, 2010, maturity date.

On September 1, 2009, the second policy cancellation and reissuance occurred together with the execution of a new note payable in the initial principal amount of $2.1 million. Under the terms of this note, we are to make twenty three equal payments of $94,653 (including principal and interest) beginning October 1, 2009 and ending on the August 1, 2011, maturity date.

On March 1, 2009, we financed an additional insurance policy in the initial principal amount of $0.7 million with Camden, which matures on January 1, 2010. Under the terms of the note, we are to make ten equal payments of $69,409 (including principal and interest) beginning April 1, 2009.

The Camden Notes Payable are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies.

Capital Lease

The Company leases certain equipment under agreements classified as capital leases and is included in property, plant and equipment. Accumulated amortization of this equipment at September 30, 2009, 2008 and 2007 was $0.1, zero and zero, respectively, which is included in depreciation expense in the accompanying statements of operations.

The Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. In May 2008 we incurred a $275,000 charge from Bank of America as a result of this amendment, of which $200,000 was classified as a prepaid expense and

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	DEBT (Continued)

amortized over 12 months, and $75,000 was classified as a deferred financing fee and is being amortized over 24 months. The Loan and Security Agreement was most recently amended on August 13, 2008.

The Loan and Security Agreement, as amended, provides access to a Revolving Credit Facility with a maximum borrowing capacity of $60.0 million. At September 30, 2009, we had $21.2 million in outstanding letters of credit against the Revolving Credit Facility, no borrowings outstanding, and $15.7 million available under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our and our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. These were modified in conjunction with renewal and amendment of the Loan and Security Agreement on May 7, 2008. The financial covenants are described below in the section titled “Financial Covenants.” The Revolving Credit Facility also restricts us from paying cash dividends, and places limitations on our ability to repurchase our common stock. The maturity date of the Revolving Credit Facility is May 12, 2010.

The company plans to successfully negotiate a Credit Facility prior to the maturity date of its existing facility. In the event the company is unsuccessful, the company expects to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.

Under the terms of the Revolving Credit Facility as amended, through September 30, 2008, interest for loans was calculated at LIBOR plus 3.0%, or the lender’s prime rate (the “Base Rate”) plus 1.0%, and at 3.25% for letter of credit fees. Thereafter, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period, as shown in the following table.

Total Liquidity	Annual Interest Rate for Loans	Annual Interest Rate for Letters of Credit

Greater than or equal to $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%	2.75% plus .25% fronting fee
Greater than $40 million and less than $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%	3.00% plus .25% fronting fee
Less than or equal to $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%	3.25% plus .25% fronting fee

At September 30, 2009, our Total Liquidity was $76.7 million. For the twelve months ended September 30, 2009, we paid no interest for loans, and a weighted average interest rate including fronting fees, of 3.3% for letters of credit.

In addition, we are charged monthly in arrears (i) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (ii) certain other fees and charges as specified in the Loan and Security Agreement as amended. Finally, the Revolving Credit Facility is subject to termination charges of 0.25% of the aggregate borrowing capacity if such termination occurs on or after May 12, 2009 and before May 12, 2010.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	DEBT (Continued)

Financial Covenants

We are subject to the following financial covenant for the Revolving Credit Facility. As of September 30, 2009, we were in compliance with this covenant.

Covenant	Requirement	Actual

Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Loss of $0.9 million

Two additional financial covenants for the Revolving Credit Facility are in effect any time Total Liquidity is less than $50 million, until such time as Total Liquidity has been $50 million for a period of 60 consecutive days. The first is a minimum Fixed Charge Coverage ratio of 1.25 to 1.00. The second is a maximum Leverage Ratio of 3.50 to 1.0. As of September 30, 2009, we would not have met either of these financial covenants, had they been applicable. As we were also in compliance with the Total Liquidity covenant as of September 30, 2008, we were in compliance at that time with the terms under the Revolving Credit Facility.

In the event we are not able to meet the financial covenants of our Revolving Credit Facility in the future, and are unsuccessful in obtaining a waiver from our lenders, the company expects to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.

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

9.	LEASES

We lease various facilities and vehicles under noncancelable operating leases. For a discussion of leases with certain related parties which are included below, see Note 13. Rent expense was $7.0 million, $8.4 million and $7.5 million for the years ended September 30, 2009, 2008 and 2007, respectively. Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Year Ended September 30:
2010	$7,050
2011	4,966
2012	2,825
2013	1,014
2014	706
Thereafter	437

Total	$16,998

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Federal:
Current	$—	$—	$—
Deferred	(28)	1,934	1,719
State:
Current	350	470	947
Deferred	173	32	(390)

	$495	$2,436	$2,276

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Provision (benefit) at the statutory rate	$(4,006)	$926	$587
Increase resulting from:
Non-deductible expenses	603	1,031	971
State income taxes, net of federal deduction	60	328	—
Change in valuation allowance	3,798	146	1,007
Contingent tax liabilities	—	39	256
Other	57	—	17
Decrease resulting from:
Change in valuation allowance	—	(9)	—
State income taxes, net of federal deduction	—	—	(119)
Texas Margins Tax		—	(394)
Other	(17)	(25)	(49)

	$495	$2,436	$2,276

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	INCOME TAXES (Continued)

differences, representing deferred income tax assets and liabilities, result principally from the following (in thousands):

	September 30,	September 30,
	2009	2008

Deferred income tax assets:
Allowance for doubtful accounts	$1,250	$1,520
Accrued expenses	4,751	7,566
Net operating loss carry forward	82,533	77,712
Various reserves	1,301	1,796
Equity losses in affiliate	3,805	2,800
Share-based compensation	2,175	1,914
Property and equipment	—	907
Other	1,617	1,583

Subtotal	97,432	95,798
Less valuation allowance	(94,813)	(91,637)

Total deferred income tax assets	$2,619	$4,161

Deferred income tax liabilities:
Property and equipment	$(125)	$—
Deferred contract revenue and other	(1,624)	(3,592)

Total deferred income tax liabilities	(1,749)	(3,592)

Net deferred income tax assets	$870	$569

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is less than probable and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded, as of September 30, 2009, we derived a cumulative cash tax reduction of $11.4 million from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $123.7 million and state net operating loss carry forwards of $7.3 million. We believe the realization of the additional net operating loss carry forwards is less than probable and have not recorded a deferred tax asset. We have $18.2 million of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2009, approximately four years remain to be amortized.

As of September 30, 2009, we had available approximately $360.3 million of federal net tax operating loss carry forwards for federal income tax purposes, including $123.7 million resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $20.0 million for the first five tax years subsequent to the change in ownership and $16 million thereafter. Approximately $188.7 million of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $92.6 million state net tax operating loss

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	INCOME TAXES (Continued)

carry forwards, including $7.3 million resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2009. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2009, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, GAAP guidelines place considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2009, 2008 and 2007. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $90.8 million for certain federal deferred tax assets and $4.0 million for certain state deferred tax assets. We believe that $1.6 million of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $0.9 million of state deferred tax assets will be realized and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on a quarterly basis. The provision includes $0.4 million in state tax benefit related to deferred tax assets resulting from the enactment of the Texas Margin Tax on May 18, 2006 for the year ended September 30, 2007.

Prior to October 1, 2009, to the extent that we realize benefits from the usage of certain pre-emergence deferred tax assets resulting in a reduction in pre-emergence valuation allowances and to the extent we realize a benefit related to pre-emergence unrecognized tax benefits; such benefits will first reduce goodwill, then other long-term intangible assets, then additional paid-in capital. Beginning October 1, 2009, with the adoption of the new standards, reductions in pre-emergence valuation allowances or realization of pre-emergence unrecognized tax benefit will be recorded as an adjustment to our income tax expense. We believe future reductions in pre-emergence valuation allowance or realization of pre-emergence unrecognized tax benefits could have a material impact on the consolidated financial statements.

As a result of the reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $24.2 million. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then additional paid-in capital. As of September 30, 2009, we have received $0.1 million in cash tax benefits related to the amortization of excess tax basis.

Effective October 1, 2007, a new methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that a company has taken or expects to take was required under GAAP. GAAP requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits discounting of any of the related tax effects for the time value of money.

The evaluation of a tax position is a two-step process. The first step is the recognition process to determine if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	INCOME TAXES (Continued)

We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Upon the adoption of the new methodology, we had approximately $0.4 million in accrued interest and penalties included in liabilities for unrecognized tax benefits. The accrued interest and penalties are a component of “Other non-current liabilities” in our consolidated balance sheet. The reversal of the accrued interest and penalties would result in a $0.2 million adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital. The remaining $0.2 million would result in a decrease in the provision for income tax expense.

A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows (in thousands):

Balance at October 1, 2008	$6,669
Additions for position related to current year	46
Additions for positions of prior years	116
Reduction resulting from the lapse of the applicable statutes of limitations	(205)
Reduction resulting from settlement for positions of prior years	(690)

Balance at September 30, 2009	$5,936

As of September 30, 2009, $5.9 million of unrecognized tax benefit would result in a decrease in the provision for income tax expense. We anticipate that approximately $0.3 million of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.

We had approximately $0.3 million and $0.5 million accrued for the payment of interest and penalties at September 30, 2009 and 2008, respectfully. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2006 and forward are subject to audit as are tax years prior to September 30, 2006, to the extent of unutilized net operating losses generated in those years. Currently, one of our business units is under a state audit for the tax years ended September 30, 2002, 2003 and 2005.

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	September 30,	September 30,
	2009	2008

Current deferred income taxes:
Assets	$1,803	$1,682
Liabilities	(1,716)	(1,563)

Net deferred tax asset, current	$87	$119

Noncurrent deferred income taxes:
Assets	$3,073	$4,665
Liabilities	(2,290)	(4,215)

Net deferred tax asset, non-current	783	450

Net deferred income tax assets	$870	$569

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	OPERATING SEGMENTS

We manage and measure performance of our business in three distinct operating segments: Commercial, Industrial and Residential. We also have a Corporate segment that provides general and administrative services to our operating segments. The Commercial segment provides electrical and communications design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plant, network enterprises, data centers and switch network customers. The Industrial segment provides electrical design, installation, renovation and engineering and maintenance and replacement services in facilities such as manufacturing and distribution centers, water treatment facilities, electrical transmission and distribution facilities, refineries, petrochemical and power plants, and alternative energy facilities. In addition to these services, our Industrial segment also designs and assembles modular power distribution centers. The Residential segment primarily consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. The Corporate segment includes expenses associated with our corporate office, which provides support services to the other segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on income from operations of the respective divisions prior to corporate office expenses. Transactions between segments are eliminated in consolidation. Management allocates costs between segments for selling, general and administrative expenses and depreciation expense. Segment information for the years ended September 30, 2009, 2008 and 2007 is as follows (in thousands):

	Fiscal Year Ended September 30, 2009
	Commercial	Industrial	Residential	Corporate	Total

Revenues	$420,214	$88,262	$157,521	$—	$665,997
Cost of services	359,591	76,135	120,743	—	556,469

Gross profit	60,623	12, 127	36,778	—	109,528
Selling, general and administrative	30,684	7,646	29,249	40,749	108,328
(Gain) loss on sale of assets	(335)	(180)	37	13	(465)
Restructuring charge	1,228	2,129	2,662	1,388	7,407

Income (loss) from operations	$29,046	$2,532	$4, 830	$(42,150)	$(5,742)

Other data:
Depreciation and amortization expense	$1,145	$1,089	$2,967	$3,057	$8,258
Capital expenditures	$580	$441	$502	$3,217	$4,740
Total assets	$103,713	$21,637	$39,277	$103,798	$268,425

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	OPERATING SEGMENTS (Continued)

	Year Ended September 30, 2008
	Commercial	Industrial	Residential	Corporate	Total

Revenues	$473,570	$129,671	$215,046	$—	$818,287
Cost of services	406,495	107,716	172,147	—	686,358

Gross profit	67,075	21,955	42,899	—	131,929
Selling, general and administrative	38,766	7,566	33,294	39,534	119,160
(Gain) loss on sale of assets	(201)	(14)	66	35	(114)
Restructuring expenses	3,865	369	364	—	4,598

Income (loss) from operations	$24,645	$14,034	$9,175	$(39,569)	$8,285

Other data:
Depreciation and amortization expense	$2,063	$1,122	$2,174	$2,568	$7,927
Capital expenditures	$449	$617	$402	$11,394	$12,862
Total assets	$128,250	$22,538	$43,432	$124,351	$318,571

	Year Ended September 30, 2007
	Commercial	Industrial	Residential	Corporate	Total

Revenues	$460,143	$121,578	$308,630	$—	$890,351
Cost of services	393,855	100,169	251,405	—	745,429

Gross profit	66,288	21,409	57,225	—	144,922
Selling, general and administrative	48,291	8,400	34,958	45,320	136,969
(Gain) loss on sale of assets	(279)	(37)	99	171	(46)
Restructuring expenses	824	—	—	—	824

	$17,452	$13,046	$22,168	$(45,491)	$7,175

Other data:
Depreciation and amortization expense	$4,049	$538	$1,029	$4,196	$9,812
Capital expenditures	$988	$378	$431	$911	$2,708
Total assets (unaudited)	$114,354	$30,068	$56,753	$145,761	$346,936

Total assets as of September 30, 2009, 2008 and 2007 exclude assets held for sale and from discontinued operations of zero, $2.0 million and $6.5 million, respectively.

12.	STOCKHOLDERS’ EQUITY

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	STOCKHOLDERS’ EQUITY (Continued)

Treasury Stock

On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock, and the Company has established a Rule 10b5-1 plan to facilitate this repurchase. This stock repurchase was allowed under an amendment to our Loan and Security Agreement (see Note 8) that also allowed us to repay our Eton Park Term Loan and enter into our Tontine Term Loan. This share repurchase program is authorized through December 2009.

During the year ended September 30, 2009, we repurchased 301,418 common shares under the share repurchase program at an average price of $13.36 per share. During the year ended September 30, 2009, we also repurchased 33,700 common shares from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 120 unvested shares were forfeited by former employees and returned to treasury stock. Finally, we issued 199,200 shares out of treasury stock under our share-based compensation programs.

Restricted Stock

Effective May 12, 2006, we granted 384,850 shares of restricted stock at a price of $24.78 to certain employees under the 2006 Equity Incentive Plan. These shares vest one-third per year starting January 1, 2007. On January 1, 2009, 2008 and 2007, 53,791, 91,224 and 113,332 shares vested, respectively. Through September 30, 2009, a total of 126,503 of these shares have been forfeited. The estimated fair value of these restricted shares on the date of grant was $9.5 million. These restricted shares are fully vested, and $6.4 million has been recognized through September 30, 2009.

In June 2006, we granted 8,400 shares of restricted stock at a price of $18.00 to members of our board of directors. These shares vested on February 1, 2007. The estimated fair value of these restricted shares on the date of grant was $0.2 million of which all has been recognized through September 30, 2009.

In July 2006, we granted 25,000 shares of restricted stock at a price of $17.36 to one of our executive officers, vesting one-third per year beginning in July 2007. The estimated fair value of these restricted shares on the date of grant was $0.4 million of which all has been recognized through September 30, 2009.

In April 2007, we granted 20,000 shares of restricted stock at a price of $25.08 to one of our executive officers, vesting one-third per year beginning in April 2008. The estimated value of these restricted shares on the date of the grant was $0.5 million of which $0.4 million has been recognized through September 30, 2009.

In May 2007, we granted 4,000 shares of restricted stock at a price of $26.48 to one of our former officers under a consulting agreement. These shares vested fully on December 31, 2007. The estimated value of these restricted shares on the date of the grant was $0.1 million of which all has been recognized through September 30, 2009.

We granted 101,650 shares of restricted stock to our employees during our 2008 fiscal year, of which 5,300 shares were forfeited during the year. These restricted shares were granted at prices ranging from $13.38 to $19.98 with a weighted average price of $19.17. Of these shares, 7,500 vest one-third per year beginning on the first anniversary of the grant. The remaining 88,850 cliff vest on the third anniversary of the grant. The estimated fair value of these restricted shares was $1.9 million, of which $1.2 million has been recognized through September 30, 2009.

During our 2009 fiscal year, we granted 185,100 shares of restricted stock to our employees. These restricted shares were granted at prices ranging from $8.44 to $16.46 with a weighted average price of $8.71. Of these shares, 12,500 shares vested upon grant and 23,300 shares vested upon termination of two employees. The

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	STOCKHOLDERS’ EQUITY (Continued)

remaining 149,300 shares cliff vest on the third anniversary of the grant. The estimated fair value of these restricted shares was $1.6 million, of which $0.7 million has been recognized through September 30, 2009.

During the years ended September 30, 2009, 2008 and 2007, we recognized $1.7 million, $2.6 million and $3.7 million, respectively, in compensation expense related to these restricted stock awards. At September 30, 2009, the unamortized compensation cost related to outstanding unvested restricted stock was $1.4 million. We expect to recognize $0.9 million and $0.5 million of this unamortized compensation expense during the years ended September 30, 2010 and 2011, respectively. A summary of restricted stock awards for the years ended September 30, 2009, 2008 and 2007 is provided in the table below:

Restricted Stock

Unvested as of September 30, 2006	418,250
Granted	27,600
Vested	(130,066)
Forfeited	(79,036)

Unvested as of September 30, 2007	236,748
Granted	101,650
Vested	(110,224)
Forfeited	(56,248)

Unvested as of September 30, 2008	171,926
Granted	185,100
Vested	(126,190)
Forfeited	(120)

Unvested as of September 30, 2009	230,716

The fair value of shares vesting during the years ended September 30, 2009, 2008 and 2007 was $1.2 million, $1.9 million and $3.4 million, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2009 was $12.38.

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Performance-Based Restricted Stock

During the year ended September 30, 2008, we granted 15 members of our senior management team performance-based phantom stock units (“PSUs”). Each PSU is convertible into shares of restricted common stock that will cliff vest on September 30, 2010, subject to the terms of the award. The size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. At the time the award was made, the potential range of the award was between zero and 188,300 shares of restricted stock, depending on the actual cumulative earnings per share for this period. One PSU forfeiture occurred during fiscal year 2008. In accordance with the separation agreement resulting from the departure of one employee in fiscal 2009, 6,100 PSUs vested and expense of $59,000 was recorded. Accordingly, the current potential maximum award is 171,600 shares.

At the time the PSU awards were granted, we forecasted that we would ultimately issue 94,150 restricted shares under the program, based on our achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. The estimated fair value of these PSUs on the date of grant was

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	STOCKHOLDERS’ EQUITY (Continued)

$1.5 million. The awards vest over three years and are to be amortized on a straight-line basis throughout that period. We expensed $0.3 million through the end of the nine month period ended June 30, 2008 based on this projection. During the fourth quarter of our 2008 fiscal year, we revised our 2009 projected earnings per share in conjunction with our year-end budget analysis. As of September 30, 2008, we did not believe we would achieve the minimum cumulative earnings per share threshold of $1.73 to issue any restricted shares under the program, and we reversed the $0.3 million of stock compensation expense previously recorded during fiscal 2008. We did not accrue any compensation expense under this award during our 2009 fiscal year, and will not have any accrued compensation expense related to this program in fiscal 2010.

Stock Options

We utilized the Black-Scholes pricing model for options issued in 2006 and a binomial option pricing model for options issued in 2007 and 2008 to measure the fair value of stock options granted.

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is an input variable under the Black-Scholes option pricing model, but it is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2009, 2008 and 2007 are disclosed in the following table:

	Year Ended	Year Ended	Year Ended
	September 30	September 30	September 30
	2009	2008	2007

Weighted average value per option granted during the period(1)	$8.56	$8.99	$13.34
Dividends(2)	—	—	—
Stock price volatility(3)	86.4%	51.9%	43.6%
Risk-free rate of return	1.3%	3.3%	4.8%
Option term	10.0 years	10.0 years	10.0 years
Expected life	6.0 years	6.0 years	6.0 years
Forfeiture rate(4)	0%	0%	0%

(1)	Calculated using a binomial model.

(2)	We do not currently pay dividends on our common stock.

(3)	Based upon the Company’s historical volatility.

(4)	The forfeiture rate for these options is assumed to be zero based on the limited number of employees who have been awarded stock options.

Stock-based compensation expense recognized during the period is based on the value of the portion of the share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate our forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes activity under our stock option plans.

		Weighted Average
	Shares	Exercise Price

Outstanding, September 30, 2006	151,471	$26.53
Options Granted	40,000	27.15
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2007	191,471	$26.66
Options Granted	26,000	17.09
Exercised	—	—
Forfeited and Cancelled	(56,471)	41.61

Outstanding, September 30, 2008	161,000	$19.87
Options Granted	7,500	12.31
Exercised	—	—
Forfeited and Cancelled	(10,000)	33.35

Outstanding, September 30, 2009	158,500	$18.66

The following table summarizes options outstanding and exercisable at September 30, 2009:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	September 30, 2009	in Years	Exercise Price	September 30, 2009	Exercise Price

$12.31 — $18.79	123,500	7.1	$17.02	120,167	$17.12
$20.75 — $25.08	35,000	7.7	24.46	21,667	24.75

	158,500	7.3	$18.66	141,834	$18.29

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire between July 2016 and November 2018.

During the years ended September 30, 2009, 2008 and 2007, we recognized $0.5 million, $0.5 million and $0.4 million, respectively, in compensation expense related to these awards. At September 30, 2009, the unamortized compensation cost related to outstanding unvested stock options was $115,000. We expect to recognize $95,000 and $20,000 of this unamortized compensation expense during the years ended September 30, 2010 and 2011, respectively, at which time the options will be fully expensed.

There was no intrinsic value of stock options outstanding and exercisable at September 30, 2009 and 2008, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options. The weighted-average remaining contractual term of options outstanding and exercisable at September 30, 2009 and 2008 is seven and six years, respectively.

13.	RELATED-PARTY TRANSACTIONS

In connection with some of our original acquisitions, certain divisions have entered into related party lease arrangements with former owners for facilities. Related party lease expense for the years ended September 30,

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13.	RELATED-PARTY TRANSACTIONS (Continued)

2009, 2008 and 2007 was $0.4 million, $1.5 million and $2.5 million, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 9.

As described more fully in Note 8, we entered into a $25.0 million term loan with Tontine, a related party, in December 2007. During the year ended September 30, 2009 and 2008, we incurred interest expense of $2.8 million and $2.2 million related to this term loan, respectively. At September 30 2009 and 2008 we had accrued interest of $0.7 million and zero, respectively.

14.	EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service.

On February 13, 2009, we temporarily suspended company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the 401(k) Plan were $0.8 million, $2.3 million and $1.9 million, respectively, for the years ended September 30, 2009, 2008 and 2007.

Management Incentive Plan

On December 10, 2007, the Compensation Committee of the Board of Directors, of IES approved and adopted the 2008 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan ranged from zero to $15.8 million, depending on the level of achievement against performance goals. As of September 30, 2008, we recorded a total liability for incentive compensation of approximately $3.9 million.

On December 10, 2008, the Compensation Committee of the Board of Directors, of IES approved and adopted the 2009 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan ranged from zero to $16.99 million, depending on the level of achievement against performance goals. As of September 30, 2009, we had recorded a total liability for incentive compensation of approximately $2.2 million.

On December 8, 2009, the Compensation Committee of the Board of Directors of IES approved and adopted the 2010 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan is undeterminable at this time and no liability has been recorded.

Executive Savings Plan

Under the Executive Deferred Compensation Plan adopted on July 1, 2004, certain employees are permitted to elect to defer a portion (up to 75%) of their base salary and/or bonus for a Plan Year. The Compensation Committee of the board of Directors may, in its sole discretion, credit one or more Participants with an Employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the Participant’s Compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the Participant’s elective deferrals for such Plan Year, and/or any combination of the foregoing as the Committee may choose.

On February 13, 2009, we temporarily suspended company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14.	EMPLOYEE BENEFIT PLANS (Continued)

performance. The aggregate contributions by us to the Executive Savings Plan were zero, $0.1 million and zero, respectively, for the years ended September 30, 2009, 2008 and 2007.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our consolidated balance sheets. Prior to the year-ended September 30, 2009, amounts related to this plan were not material to our consolidated financial statements.

Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. A discount rate of 5.54% was used to calculate the actuarially determined benefit obligation at September 30, 2009.

Change in benefit obligation:
Benefit obligation at October 1, 2008	$(355)
Service cost	(23)
Interest cost	(27)
Actuarial loss	(74)
Benefit obligation at September 30, 2009	$(479)

Components of net periodic benefit are as follows:

2009

Service cost	$27
Interest cost	24
Net periodic cost	$51

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year ended September 30,
2010	$—
2011	10
2012	10
2013	50
2014	50
2015 and later	$330

15.	FAIR VALUE MEASUREMENTS

Fair Value Measurement Accounting

On October 1, 2008, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption enhances the guidance for using fair value to measure assets and liabilities. In addition, the adoption expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15.	FAIR VALUE MEASUREMENTS (Continued)

effect of fair value measurements on earnings. This statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. Adoption resulted in expanded disclosures related to our investments in EPV, EnerTech and Arbinet.

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

Fair value accounting and reporting establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required to interpret the market data used to develop fair value estimates. As such, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Investments in equity securities	$78	$78	$—	$150
Executive Savings Plan assets	1,318	1,318	—	—
Executive Savings Plan liabilities	(1,342)	(1,342)	—	—

Total	$54	$54	$—	$150

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

Level 3 — Inputs include unobservable inputs used in the measurement of assets. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or related observable inputs that can be corroborated at the measurement date. Other than temporary losses recorded on our investment in EPV totaled $2.9 million during 2009.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Four PRPs have commenced clean up of on site contaminated soils under an Emergency Removal Action pursuant to a settlement agreement and Administrative Order on Consent entered into between the four PRPs and the EPA in September 2005. We are not a party to that settlement agreement or Order on Consent. The clean up of on site contaminated soils is presently estimated to cost approximately $55.0 million. In April 2009, two of these PRPs, Carolina Power and Light Company and Consolidation Coal Company, filed suit against us and most of the other PRPs in the U.S. District Court for the Eastern District of North Carolina (Western Division) to contribute to the cost of the clean up. In addition to the on site clean up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean up of soils off site and address contamination of groundwater and other miscellaneous off site issues. We were not a recipient of that letter. A group has been formed among the letter recipients to facilitate communication with the EPA and coordination of the remaining clean up. One allocation of costs, developed by plaintiffs for purposes of settlement discussions, assigned a share of approximately $415,000 to IES for costs incurred through June 2009, plus 0.94% of future costs. However, IES strongly disputes this allocation based on our investigation to date, there is evidence to support our defense that the subsidiary contributed no PCB contamination to the site.

In addition, we have tendered a demand for indemnification to former owners of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that would mitigate potential exposure. As of September 30, 2009, we have not recorded a reserve for this matter as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Self-insurance

We are subject to deductibles on our property and casualty insurance policies. Many claims against our insurance are in the form of litigation. At September 30, 2009, we had $8.3 million accrued for self-insurance liabilities, including $2.0 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	COMMITMENTS AND CONTINGENCIES (Continued)

liability for construction defects is from $0.5 million to $1.0 million. As of September 30, 2009, we had reserved $0.5 million for these claims. Finally, for those legal proceedings not expected to be covered by insurance, we had accrued $0.2 million at September 30, 2009.

Surety

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2009, our cost to complete on projects covered by surety bonds was $75.9 million. As of September 30, 2009, we utilized a combination of cash and letters of credit totaling $17.6 million, which was comprised of $11.0 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.

On October 27, 2008, we entered into a Co-Surety Arrangement with two of our independent surety providers that increased our aggregate bonding capacity to $325.0 million and reduced our bond premium to an average of $11.25 per thousand dollars of contract costs for projects less than 24 months in duration. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, and work has begun; or bonds may be required in the future by the customer according to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond, then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms. We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider. We believe we presently have adequate surety coverage.

In early December, 2009, our Co-Surety Provider agreed to increase our surety capacity by $25 million, from $325 million to $350 million. In addition, our Initial Surety Provider agreed to return $4.5 million in letters of credit being used as collateral.

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

Other Commitments and Contingencies

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2009, $10.2 million of our outstanding letters of credit were utilized to collateralize our insurance program.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	COMMITMENTS AND CONTINGENCIES (Continued)

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2009, we had no open purchase commitments.

We had committed to invest up to $5.0 million in EnerTech. EnerTech is a private equity firm specializing in investment opportunities emerging from the deregulation and resulting convergence of the energy, utility and telecommunications industries. Through September 30, 2009, we had invested $5.0 million, satisfying our total commitment to EnerTech.

At September 30, 2007, we were party to an arrangement with a third party to finance certain insurance premiums for which that company has rights to receive a refund of amounts paid to the insurance companies should we cancel the underlying insurance policies. During the year ended September 30, 2008, we exited this arrangement and entered into the Camden Note Payable, as described in Note 8, to finance an insurance policy.

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly financial information for the years ended September 30, 2009 and 2008, are summarized as follows (in thousands, except per share data):

	Fiscal Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$173,107	$167,305	$172,185	$153,400
Gross profit	$27,977	$29,895	$31,537	$20,119
Restructuring expenses	$483	$2,256	$633	$4,035
Net income (loss) from continuing operations	$(1,151)	$(137)	$1,216	$(11,867)
Net income (loss) from discontinued operations	$(15)	$(5)	$81	$58
Net income (loss)	$(1,166)	$(142)	$1,297	$(11,809)
Net earnings (loss) per share from continuing operations:
Basic	$(0.08)	$(0.01)	$0.08	$(0.83)
Diluted	$(0.08)	$(0.01)	$0.08	$(0.83)
Net earnings (loss) per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$0.01	$0.01
Diluted	$(0.00)	$(0.00)	$0.01	$0.01
Net earnings (loss) per share:
Basic	$(0.08)	$(0.01)	$0.09	$(0.82)
Diluted	$(0.08)	$(0.01)	$0.09	$(0.82)

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	QUARTERLY RESULTS OF OPERATIONS (Unaudited) (Continued)

	Fiscal Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$197,120	$195,659	$213,798	$211,710
Gross profit	$33,035	$30,837	$34,233	$33,824
Restructuring expense	$1,295	$2,098	$1,038	$167
Net income (loss) from continuing operations	$(920)	$226	$2,311	$(1,409)
Net income (loss) from discontinued operations	$123	$(187)	$(273)	$(58)
Net income (loss)	$(797)	$39	$2,038	$(1,467)
Net earnings (loss) per share from continuing operations:
Basic	$(0.06)	$0.02	$0.15	$(0.10)
Diluted	$(0.06)	$0.02	$0.15	$(0.10)
Net earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.01)	$(0.02)	$(0.00)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.00)
Net earnings (loss) per share:
Basic	$(0.05)	$0.00	$0.14	$(0.10)
Diluted	$(0.05)	$0.00	$0.14	$(0.10)

During the third and fourth quarters of our 2009 fiscal year, we recorded a $0.6 million and $2.3 million impairment charge on our investment in EPV, respectively. During the fourth quarter of our 2008 fiscal year we recorded a $0.5 million impairment charge on our investment in EnerTech. During the first quarter of our 2008 fiscal year we recorded a $2.0 million debt prepayment penalty.

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Integrated Electrical Services’ internal control over financial reporting was effective as of September 30, 2009.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2008, our management, including our Chief Executive Officer and our Chief Financial Officer, identified a material weakness in the account reconciliation process at the Corporate office. As a result of this material weakness, management implemented a plan to remediate this situation during the year. Some of these actions included strengthening the account reconciliation process, improving the fixed asset accounting system and implementing several staffing changes. These measures enabled us to successfully remediate the material weakness as of September 30, 2009. Apart from the completion of this remediation program, there has been no change in our internal control over financial reporting that occurred during the year ended September 30, 2009 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Integrated Electrical Services, Inc.

We have audited Integrated Electrical Services, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Integrated Electrical Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Integrated Electrical Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Houston,Texas
December 14, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Certain of the information required by Item 10 of Part III of this Form 10-K is incorporated by reference to the sections entitled “Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2010.

Executive Officers

Certain information with respect to each executive officer is as follows:

Michael J. Caliel, 50, has been President and Chief Executive Officer since July 2006. From 1993 until he joined IES, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

Raymond K. Guba, 50, joined IES as Senior Vice President, Chief Financial Officer in April 2007. In 2005 and 2006, Mr. Guba served as Chief Financial Officer for Kraton Polymers, LLC, a global chemical company. Previous to Kraton, he spent 19 years with General Electric, Co., where he held a variety of positions with increasing responsibility leading to his last position with GE Energy, a General Electric, Co. subsidiary, as Manager of Finance for their Global Installations and Field Services business. Prior to General Electric, Co. he spent three years in public accounting where he became a Certified Public Accountant.

Alan O. Gahm, 52, joined IES as Vice President and Chief Accounting Officer in January 2008. Mr. Gahm served from June 2006 through January 2008 as Corporate Controller of Kraton Polymers. From 2004 to May 2006, Mr. Gahm was Chief Operating Officer of Profit Technologies Corporation, an international audit and consulting firm, and from 2000 to 2004 was Vice President, Finance and Corporate Controller of KoSa, a $5.5 billion global polyester/chemical manufacturing subsidiary of Koch Industries.

William L. Fiedler, 51, has served as Senior Vice President, General Counsel and Secretary of Integrated Electrical Services, Inc. since March 2009. From October 1999 through February 2009, Mr. Fiedler served as Senior Vice President, General Counsel and Secretary of NetVersant Solutions, Inc., a privately-owned communications infrastructure company. From November 1997 through October 1999, Mr. Fiedler was Senior Vice President, General Counsel and Secretary of LandCare USA Inc., a publicly traded commercial landscaping company. From February 1994 through October 1997, Mr. Fiedler was Vice President, General Counsel and Secretary of Allwaste, Inc., a publicly traded industrial service company, and from February 1990 through January 1994, was Senior Counsel of Allwaste. Prior to that, Mr. Fiedler held the position of Chief Legal and Compliance Officer of Sentra Securities Corporation, a NASD registered broker-dealer.

Robert B. Callahan, 52, has been Senior Vice President of Human Resources since June 2005. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001, after 11 years with the H.E.B. Grocery Company where he served as Director of Human Resources. Mr. Callahan has also served as a faculty member at the University of Texas at San Antonio where he taught Employment Law, Human Resources Management and Business Communications.

Richard A. Nix, 55, has been Group Vice President of the Company since December 2007. From December 2006 to present Mr. Nix was president of Houston Stafford Electric (“HSE”) which changed its name to IES Residential, Inc. in September 2007. From January 2004 until December 2006 he was Senior Division Manager of HSE and a consultant to that entity from January 2003 to January 2004.3

Thomas E. Vossman, 47, has been Group Vice President of the Company since November 3, 2008. From May 2005 to November 2008 Mr. Vossman was Senior Vice President and Chief Operating Officer of Insituform Technologies, Inc. where he was employed as Vice President, Southwest United States from January 2005 until May 2005. From July 2003 until December 2004 he was an independent consultant with H & T Enterprises, LLC, and from March 1998 to July 2003 he held senior positions with Encompass Services Corporation.

Mr. Callahan was an officer of the Company when it filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on February 14, 2006.

We have adopted a Code of Ethics for Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement under the section entitled “Designation of the Audit Committee Financial Expert.”

Directors

Certain information with respect to each director is as follows:

Donald L. Luke*, 72, was Chairman and Chief Executive Officer of American Fire Protection Group, Inc., a private company involved in the design, fabrication, installation and service of products in the fire sprinkler industry from 2001 until April 2005. From 1997 to 2000, Mr. Luke was President and Chief Operating Officer of Encompass Services (construction services) and its predecessor company GroupMac. Mr. Luke held a number of key positions in product development, marketing and executive management in multiple foreign and domestic publicly traded companies. Mr. Luke also serves on the board of directors of American Fire Protection Group, Inc. and is a director of Cable Lock, Inc., which manages the affiliated Olshan Foundation Repair companies.

Charles H. Beynon*, 61, had been an independent consultant providing financial and advisory consulting services to a diverse group of clients since October 2002. From 1973 until his retirement from the firm in 2002, Mr. Beynon was employed by Arthur Andersen & Co., an accounting firm, including 19 years as a partner. He also currently serves as a director of Broadwind Energy, Inc. (a leading provider of component, logistics and services to the wind power and broader energy markets) and Chairman of its Audit Committee. He also is a Certified Public Accountant.

Michael J. Hall*, 65, served as President and Chief Executive officer of Matrix Service Company (construction, repair and maintenance of petroleum, petrochemical and power infrastructure and bulk storage terminals) from March 2005 until his retirement in November 2006, at which time he was elected Chairman of the Board of Matrix. Mr. Hall was Vice President — Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 until his temporary retirement in May 2004. He also has served as a director of Matrix since 1998. Mr. Hall is a member of the Board of Directors of Alliance G.P., LLC (the general partner of Alliance Holdings, G.P., L.P., a limited partnership which owns and controls Alliance Resource Management G.P., LLC) and Chairman of its Audit Committee and a member of the Board of Directors of Alliance Resource Management G.P., LLC (the managing general partner of Alliance Resources Partners, L.P., a publicly traded limited partnership engaged in the production and marketing of coal), Chairman of its Audit Committee and a member of its Compensation Committee.

John E. Welsh*, 58, is President of Avalon Capital Partners, LLC, a private investment vehicle, a position he has held since January 2003. From October 2000 until December 2002, Mr. Welsh was Managing Director of CIP Management, LLC, the management entity for a series of venture capital partnerships affiliated with Rothchild, Inc. Mr. Welsh has been a director of General Cable Corp., a developer, designer, manufacturer, marketer and distributor of copper, aluminum and fiber optic wire and cable products since 1997, and Non-Executive Chairman since August 2001.

Joseph V. Lash*, 47, has been an employee of Tontine Associates, LLC, a private investment fund, since 2005. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of approximately 58% of the Company’s common stock. From 2002 through 2005, Mr. Lash served as a senior managing director of Conway, Del Genio, Gries & Co., LLC, a financial advisory firm. From 1998 through 2001, Mr. Lash was a Managing Director within the Global Mergers and Acquisitions Department of J.P. Morgan Chase, an investment banking firm. Mr. Lash is also a director of Exide Technologies (manufacturer of batteries) and Neenah Enterprises, Inc. (manufacturer of iron castings).

Michael J. Caliel, 50, has been President and Chief Executive Officer since July 2006. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

*	Denotes independent director

Item 11.	Executive Compensation

The information required by Item 11 of Part III of this Form 10-K is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by Item 12 of Part III of this Form 10-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2009 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12 to our consolidated financial statements set forth in Item 8 to this Form 10-K.

(c) Number of Securities
Remaining Available for
Future Issuance Under
	(a) Number of Securities to	(b) Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	146,000 (1)	$18.92	1,329,039 (2)

(1)	Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan. This plan was authorized pursuant to the Company’s plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 81,416 shares of restricted stock are outstanding under this plan.

(2)	Represents shares remaining available for issuance under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III of this Form 10-K is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Part III of this Form 10-K is incorporated by reference to the section entitled “Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8 of this report.

(b) Exhibits

2.1	Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 1, 2006)
3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)
3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)
4.1	Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)
4.2	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)
4.3	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)
4.4	First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)
10.1	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2		First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)
10.3		Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)
10.4		Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)
10.5		Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)
10.6		Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)
10.7		Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)
10.8		Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)
10.9		Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)
10.10		Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)
10.11		Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)
10.12		Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2008)
10.13		Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008)
10.14		Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto.(1)
10.15		Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)
*10	.16	Employment Agreement, effective as of June 1, 2005, by and between the Company and Robert Callahan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed December 21, 2005)

*10	.17	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)
*10	.18	Employment Agreement, dated April 10, 2007, between the Company and Raymond K. Guba. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 13, 2007)
*10	.19	Employment Agreement, dated January 21, 2008, by and between the Company and Alan O. Gahm. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 23, 2008)
*10	.20	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)
*10	.21	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)
*10	.22	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)
*10	.23	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)
*10	.24	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)
*10	.25	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)
*10	.26	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2007)
*10	.27	Management Incentive Plan fiscal 2010 (Incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)
*10	.28	Employment Agreement between the Company and Richard A. Nix dated December 14, 2006. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
*10	.29	Employment Agreement between the Company and James A. Robertson dated December 6, 2007. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
*10	.30	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed December 15, 2008)
*10	.31	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)
*10	.32	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)
*10	.33	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)
*10	.34	Management Incentive Plan Fiscal 2010 Performance criteria (Incorporated by reference to Exhibit 10.2 to the Companies to the Current Report on Form 8-K filed on December 11, 2009)
*10	.35	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)
*10	.36	Memorandum of Understanding Between IES and James A. Robertson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2009)
10.37		Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.38	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Ernst & Young LLP(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond K. Guba, Chief Financial Officer(1)
32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer(1)
32.2	Section 1350 Certification of Raymond K. Guba, Chief Financial Officer(1)

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2009.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ Michael J. Caliel
Michael J. Caliel
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of INTEGRATED ELECTRICAL SERVICES, INC. hereby constitutes and appoints Michael J. Caliel and William L. Fiedler, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2009.

INTEGRATED ELECTRICAL SERVICES, INC.

Signature	Title

/s/ Michael J. Caliel Michael J. Caliel	Chief Executive Officer, President and Director

/s/ Raymond K. Guba Raymond K. Guba	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Alan O. Gahm Alan O. Gahm	Vice President and Chief Accounting Officer (Principle Accounting Officer)

/s/ Charles H. Beynon Charles H. Beynon	Director

/s/ Michael J. Hall Michael J. Hall	Chairman of the Board and Director

Signature	Title

/s/ Joseph V. Lash Joseph V. Lash	Director

/s/ Donald L. Luke Donald L. Luke	Director

/s/ John E. Welsh, III John E. Welsh, III	Director