Form 10-Q
period 2009-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2010-02-09
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of February 8, 2010 of the issuer’s common stock was 14,585,949.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause our actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage construction projects;

•	possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new types of work or new processes into our divisions;

•	the cost and availability of qualified labor, especially electricians and construction supervisors;

•	accidents resulting from the physical hazards associated with our work and potential for vehicle accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses after the recent consolidation of our divisions;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the recognition of potential goodwill, fixed asset and other investment impairments;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the possibility that certain of our net operating losses may be restricted or reduced in a change in ownership;

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

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2009, could cause future outcomes to differ materially from those experienced previously or from those expressed in this quarterly report and our aforementioned annual report on Form 10-K. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this quarterly report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,795	$64,174
Accounts receivable:
Trade, net of allowance of $2,849 and $3,296, respectively	92,870	100,753
Retainage	24,224	26,516
Inventories	9,280	10,155
Costs and estimated earnings in excess of billings on uncompleted contracts	12,118	13,554
Prepaid expenses and other current assets	6,582	6,118

Total current assets	200,869	221,270

LONG-TERM RECEIVABLE, net of allowance of $278	3,732	3,732
PROPERTY AND EQUIPMENT, net	23,023	24,367
GOODWILL	3,981	3,981
OTHER NON-CURRENT ASSETS, net	14,726	15,075

Total assets	$246,331	$268,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,227	$2,086
Accounts payable and accrued expenses	60,129	76,432
Billings in excess of costs and estimated earnings on uncompleted contracts	16,418	21,142
Liabilities from discontinued operations	—	46

Total current liabilities	78,774	99,706
LONG-TERM DEBT, net of current maturities	26,407	26,601
LONG-TERM DEFERRED TAX LIABILITY	2,291	2,290
OTHER NON-CURRENT LIABILITIES	6,891	7,280

Total liabilities	114,363	135,877

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,585,949 and 14,617,741 outstanding, respectively	154	154
Treasury stock, at cost, 821,853 and 790,061 shares, respectively	(14,301)	(14,097)
Additional paid-in capital	171,156	170,732
Accumulated other comprehensive income	(66)	(70)
Retained deficit	(24,975)	(24,171)

Total stockholders’ equity	131,968	132,548

Total liabilities and stockholders’ equity	$246,331	$268,425

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Revenues	$120,248	$173,107
Cost of services	100,327	145,130

Gross profit	19,921	27,977
Selling, general and administrative expenses	19,267	28,869
Gain on sale of assets	(65)	(103)
Restructuring charges	698	483

Income (Loss) from operations	21	(1,272)

Interest and other (income) expense:
Interest expense	1,068	985
Interest income	(57)	(160)
Other (income) expense, net	(119)	(61)

Interest and other expense, net	892	764

Loss from continuing operations before income taxes	(871)	(2,036)
Provision (benefit) for income taxes	(56)	(885)

Loss from continuing operations	(815)	(1,151)

Discontinued operations (Note 2)
Income (loss) from discontinued operations	11	(29)
Provision (benefit) for income taxes	1	(14)

Net income (loss) from discontinued operations	10	(15)

Net loss	$(805)	$(1,166)

Basic earnings (loss) per share:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$0.00	$(0.00)

Total	$(0.06)	$(0.08)

Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$0.00	$(0.00)

Total	$(0.06)	$(0.08)

Shares used in the computation of earnings (loss) per share (Note 4):
Basic	14,396,017	14,318,776
Diluted	14,396,017	14,318,776
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(805)	$(1,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	(10)	15
Bad debt expense	305	291
Deferred financing cost amortization	75	65
Depreciation and amortization	1,376	1,992
Gain on sale of assets	(65)	(103)
Non-cash compensation expense	318	608
Equity in (gains) losses of investment	(5)	41
Goodwill adjustment – utilization of deferred tax assets	—	12
Changes in operating assets and liabilities
Accounts receivable	9,869	9,045
Inventories	875	540
Costs and estimated earnings in excess of billings	1,436	2,154
Prepaid expenses and other current assets	(186)	667
Other non-current assets	7	5,065
Accounts payable and accrued expenses	(16,339)	(32,192)
Billings in excess of costs and estimated earnings	(4,723)	3,772
Other non-current liabilities	(389)	925

Net cash used by continuing operations	(8,261)	(8,269)
Net cash (used in) provided by discontinued operations	(1)	32

Net cash used by operating activities	(8,262)	(8,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(76)	(565)
Proceeds from sales of property and equipment	109	131
Investment in unconsolidated affiliate	—	(2,000)

Net cash provided by (used in) investing activities	33	(2,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	744	—
Repayments of debt	(796)	(712)
Purchase of treasury stock	(98)	(4,032)

Net cash used in financing activities	(150)	(4,744)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,379)	(15,415)
CASH AND CASH EQUIVALENTS, beginning of period	64,174	64,709

CASH AND CASH EQUIVALENTS, end of period	$55,795	$49,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,676	$902
Cash paid for income taxes	$33	$164
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
On November 10, 2008, Tontine Capital Partners, L.P. (“Tontine”), our controlling shareholder, filed an amended Schedule 13D indicating, among other things that it has begun to explore alternatives for the disposition of its holdings in our Company, including both common stock and a $25.0 million term loan. In addition, on October 22, 2009 Tontine filed a further amendment to its Schedule 13D indicating, among other things that it has determined to form TCP Overseas Master Fund II, L.P., (“TCP 2”) during the fourth quarter of 2009 and that it anticipated that the newly formed TCP 2 would become the beneficial owner of IES securities. On February 1, 2010, Tontine filed a further amendment [#8] to its Schedule 13D indicating, among other things TCP 2 had become beneficial recipient of 531,357 shares of our common stock. TCP 2 may hold and/or dispose of such securities or may purchase additional securities of the Company, at any time and from time to time in the open market or otherwise. Tontine, together with its affiliates, is our majority shareholder. Should Tontine sell its position in the Company to a single shareholder or a non Tontine affiliated group of shareholders, a change in control event would occur, causing us to be in default under our credit agreements and triggering the change of control provisions in certain of our employment contracts. Tontine also holds our $25.0 million term loan due on May 12, 2013, which may or may not be negotiated for repayment in connection with Tontine’s exploration process or under the terms of a potential sale of the Company. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell its position in IES to a single shareholder or an affiliated group of shareholders, a change in ownership could occur. In addition, a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Should a change in control occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss currently available to offset taxable income.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring unless otherwise described herein. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K for the year ended September 30, 2009, with the exception of the adoption of the new Financial Accounting Standards Board (“FASB”) standard on business combinations as described below. Please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2009, when reviewing our interim financial results set forth herein.
In December 2007, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements. The changes require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The changes eliminate the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. The new standards became effective for us on October 1, 2009. Prior to October 1, 2009, to the extent that we realized benefits from the usage of certain pre-emergence deferred tax assets resulting in a reduction in pre-emergence valuation allowances and to the extent we realized a benefit related to pre-emergence unrecognized tax benefits; such benefits reduced goodwill, then other long-term intangible assets and, finally, additional paid-in capital. Beginning October 1, 2009, with the adoption of the new standards, reductions in pre-emergence valuation allowances or realization of pre-emergence unrecognized tax benefits will be recorded as an adjustment to our income tax expense. We believe reductions in pre-emergence valuation allowances or realization of pre-emergence unrecognized tax benefits could have a material impact on the consolidated financial statements. Under the new standard we anticipate recognition of previously unrecorded tax benefits for the year ended September 30, 2010. The benefit will reduce our effective tax rate which will be applied to the loss from continuing operation for the quarter ended December 31, 2009. Under this current standard we have a total tax benefit of $56 thousand. Under the previous standard we would have recognized a benefit of $0.4 million.

RECLASSIFICATIONS
In connection with the change in reportable segments (see Note 5), certain prior period amounts have been reclassified to conform to the current year presentation with no effect on net income (loss) or retained deficit. Specifically, the former Industrial segment has been combined with the Commercial segment to form our Commercial & Industrial segment.
LONG-TERM RECEIVABLE
In March 2009, we transferred $4.0 million of trade accounts receivable to long-term receivable because the related construction project entered bankruptcy. At the same time, we reserved the costs in excess of billings of $0.3 million associated with this receivable. We have liens filed against the project and believe that the outstanding receivable is collectible. However, there are significant risks involved in bankruptcy proceedings, and we may have to record additional reserves. We will continue to monitor the bankruptcy proceedings and evaluate collectability.
USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill, investments, intangible assets and long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, assumptions regarding estimated costs to exit certain divisions, realizability of deferred tax assets, and self-insured claims liabilities and related reserves.
SEASONALITY AND QUARTERLY FLUCTUATIONS
Results of operations from our Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Commercial & Industrial aspect of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
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
As part of the restructuring charges, we recognized $2.7 million and $0.2 million in severance costs at our Commercial & Industrial and Residential segments, respectively. In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan and wrote off $0.1 million of leasehold improvements at an operating location that we closed.
The 2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. We accelerated our trade name amortization during the 2009 fiscal year recording a charge of $1.6 million that has been identified within the “Restructuring Charges” caption in our consolidated statements of operations.

During the three months ended December 31, 2009 and 2008, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0.7 million and $0.5 million associated with the 2009 Restructuring Plan. Costs incurred related to our Commercial & Industrial segment were $0.7 million and $0.4 million for the three months ended December 31, 2009 and 2008, respectively. Costs incurred related to our Residential segment were zero and $0.1 million for the three months ended December 31, 2009 and 2008, respectively.
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. As a result of the expanded 2009 Restructuring Plan, we now manage and measure performance of our business in two distinct operating segments: Commercial & Industrial and Residential. As part of this expanded 2009 Restructuring Plan, we expect to incur additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $0.5 million to $1.0 million, which will be incurred over the remainder of our current fiscal year.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting/
	Charges	Other Charges	Total

Restructuring liability at September 30, 2009	$2,097	$81	$2,178
Restructuring charges incurred	698	—	698
Less—cash payments	(1,123)	—	(1,123)
Less—stock based compensation	—	—	—
Less—non-cash expenses / write-offs	—	—	—

Restructuring liability at December 31, 2009	$1,672	$81	$1,753

Exit or Disposal Activities
In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES companies or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States’ assets, liabilities and operating results for the periods presented have been classified as discontinued operations. Mid-States was part of our Commercial segment prior to being classified as discontinued.
In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker’s assets, liabilities and operating results for the periods presented have been reclassified to discontinued operations. Haymaker was part of our Industrial segment prior to being classified as discontinued.
Remaining net working capital related to our discontinued operations was zero at December 31, 2009 and September 30, 2009.
We have included the results of operations related to these business units in discontinued operations for the three months ended December 31, 2009 and 2008.
Summarized financial data for all discontinued operations are outlined below (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Revenues	$—	$21
Gross profit (loss)	$11	$19
Pre-tax income (loss)	$11	$(29)

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	December 31,	September 30,
	2009	2009

Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$25,000	$25,000
Camden Notes Payable	2,804	2,912
Capital leases and other	830	775

Total debt	28,634	28,687

Less — Short-term debt and current maturities of long-term debt	(2,227)	(2,086)

Total long-term debt	$26,407	$26,601

Future payments on debt at December 31, 2009 are as follows (in thousands):

	Capital Leases	Term Debt	Total

2010	277	1,745	$2,022
2011	306	1,059	1,365
2012	297	—	297
2013	287	25,000	25,287
2014	24	—	24
Thereafter	—	—	—
Less: Imputed Interest	(361)	—	(361)

Total	$830	$27,804	$28,634

For the three months ended December 31, 2009 and 2008, we incurred interest expense of $1.1 million and $1.0 million, respectively.
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
The Camden Notes
Insurance policies financed through Camden Premium Finance, Inc. (“Camden”), collectively referred to as the “Camden Notes”, consist of the following (in thousands):

	December 31,	September 30,
	2009	2009

Insurance Note Payable, due September 1, 2010, bearing interest at 4.99%	$387	$—

Insurance Note Payable, due June 1, 2010, bearing interest at 4.59%	453	719
Insurance Note Payable, due August 1, 2011, bearing interest at 4.99%	1,725	1,986
Insurance Note Payable, due November 1, 2010, bearing interest at 4.99%	239	—
Insurance Note Payable, due January 1, 2010, bearing interest at 5.99%	—	207

Total Camden Notes	$2,804	$2,912

On October 1, 2009, we financed an insurance policy in the initial principal amount of $0.5 million with Camden, which matures on September 1, 2010. Under the terms of this note, we are to make eleven equal monthly payments of $49,319 (including principal and interest) beginning on November 1, 2009.
On December 15, 2009, we financed an insurance policy in the initial principal amount of $0.2 million with Camden, which matures on November 1, 2010. Under the terms of this note, we are to make ten equal monthly payments of $22,037 (including principal and interest) beginning on January 1, 2010.
The Camden Notes are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies.
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. In May 2008, we incurred a $275 thousand charge from Bank of America as a result of this amendment, of which $200 thousand was classified as a prepaid expense and amortized over 12 months, and $75 thousand was classified as a deferred financing fee and is being amortized over 24 months. The Loan and Security Agreement was most recently amended on August 13, 2008.
The Loan and Security Agreement, as amended, provides us with access to a $60.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventory. At December 31, 2009, we had $7.2 million available to us under the Revolving Credit Facility, based on a borrowing base of $30.7 million, $23.5 million in outstanding letters of credit, and no outstanding borrowings.
The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. These were modified in conjunction with the renewal and amendment of the Loan and Security Agreement on May 7, 2008. The financial covenants are described below in the section titled “Financial Covenants.” The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock. The maturity date of the Revolving Credit Facility is May 12, 2010.
We expect to successfully negotiate a new credit facility prior to the maturity date of our existing facility. In the event the Company is unsuccessful, we expect to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.
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

Annual Interest Rate for
Total Liquidity	Annual Interest Rate for Loans	Letters of Credit

Greater than or equal to $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%	2.75% plus .25% fronting fee
Greater than $40 million and less than $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%	3.00% plus .25% fronting fee
Less than or equal to $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%	3.25% plus .25% fronting fee
At December 31, 2009, our Total Liquidity was $62.3 million. For the three months ended December 31, 2009, we paid no interest for loans, and a weighted average interest rate including fronting fees, of 3.3% for letters of credit.

In addition, we are charged monthly in arrears (1) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (2) certain other fees and charges as specified in the Loan and Security Agreement as amended. Finally, the Revolving Credit Facility is subject to termination charges of 0.25% of the aggregate borrowing capacity if such termination occurs on or after May 12, 2009 and before May 12, 2010.
Financial Covenants
We are subject to the following financial covenant for the Revolving Credit Facility. As of December 31, 2009, we were in compliance with this covenant.

Covenant	Requirement	Actual

Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Loss of $0.9 million
Two additional financial covenants for the Revolving Credit Facility are in effect any time Total Liquidity is less than $50 million and until such time as Total Liquidity has been $50 million for a period of 60 consecutive days. The first is a minimum fixed charge coverage ratio of 1.25 to 1.00. The second is a maximum leverage ratio of 3.50 to 1.0. As of December 31, 2009, we would not have met either of these financial covenants, had they been applicable. As we were also in compliance with the Total Liquidity covenant as of December 31, 2008, we were in compliance at that time with the terms under the Revolving Credit Facility.
In the event we are not able to meet the financial covenants of our Revolving Credit Facility in the future, and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.
4. EARNINGS PER SHARE
Our restricted shares granted under the 2006 Equity Incentive Plan participate in any dividends declared on our common stock. Accordingly, the restricted shares are considered participating securities under the two-class method, which is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and “if converted” methods for potential common stock. Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic earnings per share. Our participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method.
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months ended December 31, 2009 and 2008 (in thousands, except per share and per share data):

	Three Months Ended
	December 31,
	2009	2008
Numerator:

Net loss from continuing operations attributable to common shareholders	$(815)	$(1,151)
Net income from continuing operations attributable to restricted shareholders	—	—

Net loss from continuing operations	$(815)	$(1,151)

Net income (loss) from discontinued operations attributable to common shareholders	$10	$(15)
Net income from discontinued operations attributable to restricted shareholders	—	—

Net income (loss) from discontinued operations	$10	$(15)

Net loss attributable to common shareholders	$(805)	$(1,166)
Net income attributable to restricted shareholders	—	—

Net loss	$(805)	$(1,166)

	Three Months Ended
	December 31,
	2009	2008
Denominator:
Weighted average common shares outstanding — basic	14,396,017	14,318,776
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,396,017	14,318,776

Basic income (loss) per share:
Basic loss per share from continuing operations	$(0.06)	$(0.08)
Basic earnings (loss) per share from discontinued operations	$0.00	$(0.00)

Basic loss per share	$(0.06)	$(0.08)

Diluted income (loss) per share:
Diluted loss per share from continuing operations	$(0.06)	$(0.08)
Diluted earnings (loss) per share from discontinued operations	$0.00	$(0.00)

Diluted loss per share	$(0.06)	$(0.08)

5. OPERATING SEGMENTS
As a result of our 2009 Restructuring Plan, on October 1, 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization, which changed its reportable segments. These changes to the internal organization included the realignment of our Industrial segment into our Commercial & Industrial segment. We now manage and measure performance of our business in two distinct operating segments: Commercial & Industrial and Residential. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. Prior period disclosures have been adjusted to reflect the change in reportable segments.
The Commercial & Industrial segment provides electrical and communications design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plants, network enterprises, switch network customers, manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities. In addition to these services, our Commercial & Industrial segment also designs and assembles modular power distribution centers.
The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units.
We also have a Corporate office that provides general and administrative services to our two operating segments. As a result of the 2007 Restructuring Plan several administrative services were consolidated into the Corporate office and shared service centers. The Corporate office includes expenses associated with providing support services to our operating segments.
The significant accounting policies of the segments are the same as those described in the summary of significant accounting policies, set forth in Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended September 30, 2009. We evaluate performance based on income from operations of the respective business units prior to Corporate office expenses. Our Corporate office allocates some costs between segments for selling, general and administrative expenses, goodwill impairment, depreciation expense, capital expenditures and total assets.

As of October 1, 2009 we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We have reclassified our quarter ended December 31, 2008 selling, general and administrative costs using the same methodology.
Segment information for continuing operations for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended December 31, 2009 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$91,256	$28,992	$—	$120,248
Cost of services	78,179	22,148	—	100,327

Gross profit	13,077	6,844	—	19,921
Selling, general and administrative	9,843	6,023	3,401	19,267
Loss (gain) on sale of assets	(63)	(2)	—	(65)
Restructuring charge	716	—	(18)	698

Income (loss) from operations	$2,581	$823	$(3,383)	$21

Other data:
Depreciation and amortization expense	$359	$142	$875	$1,376
Capital expenditures	$32	$12	$32	$76
Total assets	$118,125	$32,817	$95,389	$246,331

	Three Months Ended December 31, 2008 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$127,741	$45,366	$—	$173,107
Cost of services	109,990	35,140	—	145,130

Gross profit	17,751	10,226	—	27,977
Selling, general and administrative	15,060	9,677	4,132	28,869
Loss (gain) on sale of assets	(117)	14	—	(103)
Restructuring charge	419	64	—	483

Income (loss) from operations	$2,389	$471	$(4,132)	$(1,272)

Other data:
Depreciation and amortization expense	$535	$708	$749	$1,992
Capital expenditures	$86	$16	$463	$565
Total assets	$142,818	$41,360	$101,642	$285,820
We have no operations or long-lived assets in countries outside of the United States.
Total assets as of December 31, 2009 and 2008 exclude assets from discontinued operations of zero and $1.8 million, respectively.

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
Treasury Stock
On December 12, 2007, we entered into an amendment to our Loan and Security Agreement. The amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months. On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan was authorized through December 2009, and as of December 31, 2009, we have repurchased 886,360 shares of common stock at an average cost of $16.24 per share. No shares were purchased under this plan for the quarter ended December 31, 2009.
During the three months ended December 31, 2009, we repurchased 14,492 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, and 17,300 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock.
Restricted Stock
We granted 180,100 shares of restricted stock to our employees during three months ended December 31, 2008, of which 10,900 shares have been forfeited as of December 31, 2009. These restricted shares were granted at prices ranging from $8.44 to $12.31 per share with a weighted average price of $8.60 per share under various vesting terms.
During the three months ended December 31, 2009 and 2008, we recognized $0.3 million and $0.4 million, respectively, in compensation expense related to these awards. As of December 31, 2009, the unamortized compensation cost related to outstanding unvested restricted stock was $1.0 million. We expect to recognize $0.6 million related to these awards during the remaining nine months of our 2010 fiscal year, and $0.4 million thereafter.
All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends, if any, issued to common shareholders.
Stock Options
Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is an input variable under the Black-Scholes option pricing model, but it is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the three months ended December 31, 2009 and 2008 are disclosed in the following table:

	Three Months Ended
	December 31,
	2009	2008
Weighted average value per option granted during the period (1)	$—	$8.56
Assumptions:
Stock price volatility	—%	86.4%
Risk free rate of return	—%	1.3%
Future forfeiture rate	—%	(2) 0.0%
Expected term	0.0 years	6.0 years

(1)	We do not currently pay dividends on our common stock.

(2)	The forfeiture rate is assumed to be zero based on the limited number of employees who have been awarded stock options.

During the three months ended December 31, 2009, we granted no stock options. We granted 7,500 stock options at a weighted average exercise price of $12.31 per share during the three months ended December 31, 2008. These options vest ratably over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised.
During the three months ended December 31, 2009 and 2008, we recognized $38 thousand and $0.2 million, respectively, in compensation expense related to these awards. As of December 31, 2009, the unamortized compensation cost related to outstanding unvested stock options was $77 thousand. We expect to recognize $57 thousand of equity based compensation expense related to these awards during the remaining nine months of our 2010 fiscal year, and $20 thousand thereafter.
The following table summarizes activity regarding our stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, December 31, 2009	158,500	$18.66

Exercisable, December 31, 2009	141,833	$18.29

The following table summarizes all options outstanding and exercisable at December 31, 2009:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	December 31, 2009	in Years	Exercise Price	December 31, 2009	Exercise Price
$12.31 - $18.79	123,500	6.9	$17.02	$120,167	$17.12
$20.75 - $33.55	35,000	7.5	24.46	21,666	24.75

	158,500	7.0	$18.66	$141,833	$18.29

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised options expire between July 2016 and January 2018.
7. SECURITIES AND EQUITY INVESTMENTS
Investment in EPV Solar
Our investment in EPV Solar, Inc. (“EPV”) consists of the following debt and equity instruments (in thousands):

	December 31,	September 30,
	2009	2009
Common stock (25.2 million shares)	$—	$—
Convertible note receivable	150	150
Stock warrants (0.5 million warrants / strike at $1.25)	—	—
Stock warrants (1.2 million warrants / strike at $0.54)	—	—

Total investment, net of impairment	$150	$150

We have recognized an impairment loss on the entire carrying value for all of these instruments, excluding our convertible note receivable, based on our assessment of their fair market values in the previous fiscal year.
Our convertible note receivable has a $1.1 million face value, with a 1% interest rate payable in-kind with interest paid semi-annually on December 1 and June 1, and is due on June 1, 2016. We accounted for our convertible note receivable as an available for sale security at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax, unless such loss was other than temporary and related to credit losses, then the loss would be recorded to other expense.
At December 31, 2009, we believe the carrying value of our convertible note receivable approximates fair market value. Our $0.2 million investment is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet.
Investment in EnerTech Capital Partners II L.P.
Our investment in EnerTech Capital Partners II L.P. (“EnerTech”) is 2% of the overall ownership in Enertech at December 31, 2009 and September 30, 2009. We accounted for this investment using the cost method of accounting.
EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than temporary impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at December 31, 2009 and September 30, 2009 was $2.5 million and $2.5 million, respectively, and is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of December 31, 2009 and September 30, 2009 (in thousands):

	December 31,	September 30,
	2009	2009

Carrying value	$2,491	$2,491
Unrealized gains (losses)	(118)	276

Fair value	$2,373	$2,767

On December 31, 2009, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund for an additional year through December 31, 2010. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2011 with the consent of the fund’s valuation committee.
Arbinet Corporation
On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet Corporation (“Arbinet”), formerly Arbinet-thexchange Inc. The investment is an available for sale marketable security and is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet. Unrealized gains and losses are recorded to other comprehensive income. The amount of unrealized holding losses included in other comprehensive income at December 31, 2009 and September 30, 2009 is $66 thousand and $70 thousand, respectively. Both the carrying and market value of the investment at December 31, 2009 and September 30, 2009 were $82 thousand and $78 thousand, respectively.
8. EMPLOYEE BENEFIT PLANS
Executive Savings Plan
Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to elect to defer a portion (up to 75%) of their base salary and/or bonus for a Plan Year. The Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose.

On February 13, 2009, we temporarily suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the Executive Savings Plan were zero for the three months ended December 31, 2009, and 2008.
9. FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Equity securities	$82	$82	$—	$—

Debt securities	150	—	—	150
Executive Savings Plan assets	1,264	1,264	—	—
Executive Savings Plan liabilities	(1,264)	(1,264)	—	—

Total	$232	$82	$—	$150

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
We estimated the fair value of our debt securities based on current available information surrounding the private company in which we invested. No new circumstances arose in the quarter ended December 31, 2009 to affect the fair value of these debt securities. The fair value of the investments in debt and equity securities is $0.2 million at December 31, 2009 and September 30, 2009.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
Claims and litigation occur frequently in the construction business. There is an inherent risk of claims and litigation associated with the number of people that work on construction sites and the fleet of vehicles on the road everyday. Additionally, latent defect litigation is normal for residential home builders in some parts of the country, and latent defect litigation is increasing in certain states where we perform work. We proactively manage such claims and litigation risks through safety programs, insurance programs, litigation management at the corporate and local levels, and a network of attorneys and law firms throughout the country. Nevertheless, claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved.

Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters on our results of operations and financial condition for the period may be disproportionally high. We believe that all current claims and litigation are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on our financial position, liquidity or results of operations. We expense routine legal costs related to proceedings as they are incurred.
Ward Transformer Site
One of our subsidiaries has been identified as one of more than 200 potentially responsible parties (PRPs) with respect to the clean-up of an electric transformer resale and reconditioning facility, known as the Ward Transformer Site, located in Raleigh, North Carolina. The facility built, repaired, sold and reconditioned electric transformers from approximately 1964 to 2005. We did not own or operate the facility but a subsidiary that we acquired in July, 1999 is believed to have sent transformers to the facility during the 1990’s. During the course of its operation, the facility was contaminated by Polychlorinated Biphenyls (PCBs), which also have been found to have migrated off the site.
Four PRPs have commenced clean-up of on-site contaminated soils under an Emergency Removal Action pursuant to a settlement agreement and Administrative Order on Consent entered into between the four PRPs and the EPA in September 2005. We are not a party to that settlement agreement or Order on Consent. The clean-up of on-site contaminated soils is presently estimated to cost approximately $55.0 million. In April 2009, two of these PRPs, Carolina Power and Light Company and Consolidation Coal Company, filed suit against us and most of the other PRPs in the U.S. District Court for the Eastern District of North Carolina (Western Division) to contribute to the cost of the clean-up. In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. A group has been formed among the letter recipients to facilitate communication with the EPA and coordination of the remaining clean-up.
Based on our investigation to date, there is evidence to support our defense that the subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to former owners of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that would mitigate potential exposure. As of December 31, 2009, we have not recorded a reserve for this matter as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Self-insurance
We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2009, we had $6.9 million accrued for self-insurance liabilities, including $1.6 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million. As of December 31, 2009, we had reserved $0.5 million for these claims. Finally, for those legal proceedings not expected to be covered by insurance, we had accrued $0.2 million at December 31, 2009.
Surety
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2009, our cost to complete on projects covered by surety bonds was $70.8 million. As of December 31, 2009, we utilized a combination of cash and letters of credit totaling $11.1 million, which was comprised of $6.5 million in letters of credit and $4.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.

On October 27, 2008, we entered into an amendment to our then-existing surety agreement with our initial surety provider, to engage the services of an additional surety provider. This co-surety financing arrangement increased our aggregate bonding capacity to $325.0 million and reduced our bond premium to an average of $11.25 per thousand dollars of contract costs for projects less than 24 months in duration. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, and work has begun; or bonds may be required in the future by the customer according to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond, then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms. We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider. We believe we presently have adequate surety coverage.
In early December, 2009, our surety providers agreed to increase our surety capacity by $25 million, from $325 million to $350 million. In addition, our initial surety provider returned $4.5 million in letters of credit that were being used as collateral in December 2009.
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
Other Commitments and Contingencies
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2009, $11.8 million of our outstanding letters of credit were utilized to collateralize our insurance program.
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly-owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. As these sales were assets sales, rather than stock sales, we may be required to fulfill obligations that were assigned or sold to others, if the purchaser is unwilling or unable to perform the transferred liabilities. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of December 31, 2009, all jobs under this have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2009, we had no open purchase commitments.
11. SUBSEQUENT EVENTS
We have evaluated subsequent events through February 9, 2010, the date of issuance of our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related Notes, and management’s discussion and analysis included in our annual report on Form 10-K for the year ended September 30, 2009. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended September 30, 2009, and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this quarterly report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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
We have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2 of Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2009.
RESTRUCTURING PROGRAMS
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
Details regarding the components of the restructuring charges are described in Item 1. Condensed Consolidated Financial Statements — Note 2, “Strategic Actions” of this report, which is incorporated herein by reference.
The 2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. We accelerated our trade name amortization during the 2009 fiscal year recording a charge of $1.6 million that has been identified within the “Restructuring Charges” caption in our consolidated statements of operations.
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. We now manage and measure performance of our business in two distinct operating segments: Commercial & Industrial and Residential. These segments are reflective of how the Company’s Chief Operation Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. Prior period disclosures have been adjusted to reflect the change in reportable segments. As part of this expanded 2009 Restructuring Plan, we expect to incur additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of approximately $0.5 million to $1.0 million, which will be incurred over the remainder of our current fiscal year.
Details regarding the components of the restructuring charges are described in Item 1. Condensed Consolidated Financial Statements — Note 2, “Strategic Actions” of this report, which is incorporated herein by reference.
EXIT OR DISPOSAL ACTIVITIES
In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES companies or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States’ was part of our Commercial segment prior to being classified as discontinued.
In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker was part of our Industrial segment prior to being classified as discontinued.

The assets, liabilities and operating results for each of these shut-down entities have been reclassified to discontinued operations for the periods presented. Remaining net working capital related to these subsidiaries was zero at December 31, 2009, and September 30, 2009. As a result of inherent uncertainty in the exit plan and the monetization of these subsidiaries’ working capital, we could experience additional losses of working capital.
We have included the results of operations related to these business units in discontinued operations for the three months ended December 31, 2009 and 2008.
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
The Camden Notes
We finance certain insurance policies through Camden Premium Finance, Inc. (“Camden”). We collectively refer to such insurance notes payable as the “Camden Notes.”
On October 1, 2009, we financed an insurance policy in the initial principal amount of $0.5 million with Camden, which matures on September 1, 2010. Under the terms of this note, we are to make eleven equal monthly payments of $49,319 (including principal and interest) beginning on November 1, 2009.
On December 15, 2009, we financed an insurance policy in the initial principal amount of $0.2 million with Camden, which matures on November 1, 2010. Under the terms of this note, we are to make ten equal monthly payments of $22,037 (including principal and interest) beginning on January 1, 2010.
The Camden Notes are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies.
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. In May 2008, we incurred a $275 thousand charge from Bank of America as a result of this amendment, of which $200 thousand was classified as a prepaid expense and amortized over 12 months, and $75 thousand was classified as a deferred financing fee and is being amortized over 24 months. The Loan and Security Agreement was most recently amended on August 13, 2008.
The Loan and Security Agreement, as amended, provides us with access to a $60.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventory. At December 31, 2009, we had $7.2 million available to us under the Revolving Credit Facility, based on a borrowing base of $30.7 million, $23.5 million in outstanding letters of credit, and no outstanding borrowings.
The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. These were modified in conjunction with the renewal and amendment of the Loan and Security Agreement on May 7, 2008. The financial covenants are described in Item 1. Condensed Consolidated Financial Statements – Note 3, “Debt and Liquidity” of this report. The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock. The maturity date of the Revolving Credit Facility is May 12, 2010.

We expect to successfully negotiate a new credit facility prior to the maturity date of our existing facility. In the event the Company is unsuccessful, we expect to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.
SURETY
Surety
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay our subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. We have not incurred any expenses to date to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2009, our cost to complete on projects covered by surety bonds was $70.8 million. As of December 31, 2009, we utilized a combination of cash and letters of credit totaling $11.1 million, which was comprised of $6.5 million in letters of credit and $4.6 million of cash and accumulated interest (as is included in Other Non-Current Assets), to collateralize our bonding programs.
On October 27, 2008, we entered into an amendment to our then-existing surety agreement with our initial surety provider, to engage the services of an additional surety provider. This co-surety financing arrangement increased our aggregate bonding capacity to $325.0 million and reduced our bond premium to an average of $11.25 per thousand dollars of contract costs for projects less than 24 months in duration. As is common in the surety industry, there is no commitment from these providers to guarantee our ability to issue bonds for projects as they are required. We believe that our relationships with these providers will allow us to provide surety bonds if and when they are required; however, we cannot guarantee that such bonds will be available. If surety bonds are not provided, there are situations in which claims or damages may result. Those situations occur when surety bonds are required for jobs that have been awarded, contracts are signed, and work has begun; or bonds may be required in the future by the customer according to terms of the contracts. If our subsidiaries are in one of those situations and not able to obtain a surety bond, then the result can be a claim for damages by the customer for the costs of replacing the subsidiary with another contractor. Customers are often reluctant to replace an existing contractor and may be willing to waive the contractual right or through negotiation be willing to continue the work on different payment terms. We evaluate our bonding requirements on a regular basis, including the terms and coverage offered by each provider. We believe we presently have adequate surety coverage.
In early December 2009, our surety providers agreed to increase our surety capacity by $25 million, from $325 million to $350 million. In addition, our initial surety provider returned $4.5 million in letters of credit that were being used as collateral in December 2009.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008
The following tables present selected historical results of operations of IES and its subsidiaries with dollar amounts in millions and percentages are expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Revenues	$120.2	100.0%	$173.1	100.0%
Cost of services	100.3	83.4%	145.1	83.9%

Gross profit	19.9	16.6%	28.0	16.2%
Selling, general and administrative expenses	19.3	16.0%	28.9	16.7%
Gain on sale of assets	(0.1)	(0.1)%	(0.1)	(0.0)%
Restructuring charges	0.7	0.6%	0.5	0.2%

Income from operations	0.0	0.0%	(1.3)	(0.7)%
Interest and other expense, net	0.9	0.7%	0.8	0.4%

Income before income taxes	(0.9)	(0.7)%	(2.1)	(1.3)%
Benefit (provision) for income taxes	0.1	(0.0)%	(0.9)	(0.6)%

Income from continuing operations	(0.8)	(0.7)%	(1.2)	(0.7)%
Income (loss) from discontinued operations	0.0	0.0%	(0.0)	(0.0)%

Net income	$(0.8)	(0.7)%	$(1.2)	(0.7)%

Revenues

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$91.2	75.9%	$127.7	73.8%
Residential	29.0	24.1%	45.4	26.2%

Total Consolidated	$120.2	100.0%	$173.1	100.0%

Consolidated revenues for the quarter ended December 31, 2009 were $52.9 million less than the quarter ended December 31, 2008, a reduction of 30.6%. Each of our two business segments experienced declines in construction activity during the 2009 period, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment.
Revenues in our Commercial & Industrial segment decreased $36.5 million, or 28.6%, during the quarter ended December 31, 2009, compared to the quarter ended December 31, 2008. Many of our operating locations experienced revenue shortfalls, as most industry sectors have continued to reduce, delay or cancel proposed construction projects, including office buildings, hotels and retailers. We have also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry. Despite national trends to the contrary, we experienced significant revenue increases relating to our communications services due to our presence in markets with stronger growth.
Residential segment revenues decreased $16.4 million during the quarter ended December 31, 2009, a decrease of 36.1%, compared to the quarter ended December 31, 2008, due to the slowdown in both single-family and multi-family housing construction. The ongoing nationwide decline in demand for single-family homes has affected our Residential segment, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. In addition, multi-family housing construction declined for the first time in 2009, primarily due to the deferral of certain projects as they await financing or were cancelled altogether. We attribute this decrease largely to reductions in building activity throughout the markets we serve, and to a lesser extent to adverse weather in certain markets in the quarter ended December 31, 2009 as well as the effect of intense market competition which has impacted the prices we ultimately charge our customers.
Gross Profit

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$13.1	14.3%	$17.8	13.9%
Residential	6.8	23.6%	10.2	22.5%

Total Consolidated	$19.9	16.6%	$28.0	16.2%

In spite of the 30.6% decrease in consolidated revenues discussed above, our consolidated gross profit for the quarter ended December 31, 2009 posted a smaller decline of $8.1 million, or 28.9% compared to consolidated gross profit for the quarter ended December 31, 2008. Our overall gross profit percentage of revenue increased to 16.6% during the quarter ended December 31, 2009, compared to 16.2% during the quarter ended December 31, 2008, reflecting improved project execution.

Our Commercial & Industrial segment’s gross profit during the quarter ended December 31, 2009 decreased $4.7 million compared to the quarter ended December 31, 2008. Commercial & Industrial’s gross margin percentage increased approximately 0.4% during the quarter ended December 31, 2009, reflecting improved project execution, resulting in fewer projects with losses. This is due to enhanced cost controls generated by improved project management and productivity.
During the quarter ended December 31, 2009, our Residential segment experienced a $3.4 million reduction in gross profit compared to the quarter ended December 31, 2008. This decline resulted from the aforementioned $16.4 million decrease in revenues due to the reduction in demand for single-family homes. Gross margin percentage in the Residential segment improved approximately 1.1% to 23.6% during the quarter ended December 31, 2009. We attribute much of the improvement in Residential’s gross margin to improved execution particularly in multi-family housing, and the ability to more effectively manage labor costs to meet project demands despite an increase in material costs during the quarter in our single family sector.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$9.9	10.8%	$15.0	11.7%
Residential	6.0	20.8%	9.7	21.4%
Corporate	3.4	—	4.2	—

Total Consolidated	$19.3	16.0%	$28.9	16.7%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the quarter ended December 31, 2009, our selling, general and administrative expenses were $19.3 million, a decrease of $9.6 million, or 33.2%, over the quarter ended December 31, 2008. The reduction in 2009 expenses was primarily due to:
•	a $5.8 million decrease in employment expenses as a result of our ongoing restructuring efforts;

•	lower information technology and office expenses of $0.9 million;

•	a $0.8 million decrease in legal fees;

•	lower accounting and other professional fees of $0.5 million; and

•	a $0.5 million decrease in occupancy costs.
As of October 1, 2009 we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We have reclassified our quarter ended December 31, 2008 selling, general and administrative costs using the same methodology.
As a result of our 2009 Restructuring Plan, on October 1, 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization, which changed its reportable segments. These changes to the internal organization included the realignment of our Industrial segment into our Commercial & Industrial segment.
Restructuring Charges
In 2007, we restructured our operations from a decentralized structure into three major lines of business: Commercial, Industrial and Residential. Thereafter, on October 1, 2009 we consolidated the Industrial segment into the Commercial & Industrial segment. These lines of business are supported by two dedicated administrative shared service centers which have consolidated many of the administrative functions into centralized locations. In addition, the next level of our business optimization strategy has been to streamline local projects and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past two years to further leverage our resources.

In conjunction with our 2009 Restructuring Plan, we recognized the following costs during the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in thousands)

Severance compensation	$644	$483
Consulting and other charges	54	—
Non-cash asset amortization and write-offs	—	—

Total restructuring charges	$698	$483

Interest and Other Expense, Net

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in thousands)

Interest expense	$993	$921
Debt prepayment penalty and deferred cost amortization	75	64

Total interest expense	1,068	985
Interest income	57	160
Other income (expense)	119	61

Total interest and other expense, net	$892	$764

During the quarter ended December 31, 2009, we incurred interest expense of $1.1 million on an average debt balance of $25.0 million for the Tontine Term Loan and an average letter of credit balance of $24.1 million and an average unused line of credit balance of $35.9 million under the Revolving Credit Facility. This compares to interest expense of $1.0 million for the quarter ended December 31, 2008, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $34.0 million and an average unused line of credit balance of $26.0 million.
During the quarter ended December 31, 2009, total interest expense was offset by $0.1 million in interest income on an average cash and cash equivalents balance of $55.4 million, compared to $0.2 million in interest income on an average cash and cash equivalents balance of $55.2 million during the quarter ended December 31, 2008. In addition to reduced cash balances, interest income was also impacted by lower interest rates which averaged 0.6% during the quarter ended December 31, 2009, compared to 1.2% during the quarter ended December 31, 2008.
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
The provision for income taxes from continuing operations increased from a benefit of $0.9 million for the quarter ended December 31, 2008 to a benefit of $56 thousand for the quarter ended December 31, 2009. The increase in the provision for income taxes for the quarter ended December 31, 2009 is attributable to the decrease in loss from continuing operations, an increase in state income taxes and the impact of the of implementation of the update standards on business combination. As described in Item 1. Condensed Consolidated Financial Statements — Note 1, “Summary of Significant Accounting Policies” of this report, which is incorporated herein by reference, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements that will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense. After our adoption of the new standards on October 1, 2009, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. Under the new standard we anticipate recognition of previously unrecorded tax benefits for the year ended September 30, 2010. The benefit will reduce our effective tax rate which will be applied to the loss from continuing operation for the quarter ended December 31, 2009. Under this current standard we have a total tax benefit of $56 thousand. Under the previous standard we would have recognized a benefit of $0.4 million.

Income (Loss) from Discontinued Operations
Since March 2006, we have shut down seven underperforming subsidiaries. While this exit plan is substantially complete, there are still some revenues and expenses associated with the wind down of these subsidiaries. Such income statement amounts are classified as discontinued operations.
Revenues at these subsidiaries were zero and $21 thousand for the quarters ended December 31, 2009 and December 31, 2008, respectively; earnings after tax at these subsidiaries was a net income of $10 thousand during the quarter December 31, 2009 and a net loss of $15 thousand during the quarter ended December 31, 2008.
Working Capital

	December 31,	September 30,
	2009	2009
	(Dollars in millions)

CURRENT ASSETS:
Cash and cash equivalents	$55.8	64.2
Accounts receivable
Trade, net of allowance of $2.7 and $3.6 respectively	92.9	100.8
Retainage	24.2	26.5
Inventories	9.3	10.1
Costs and estimated earnings in excess of billings on uncompleted contracts	12.1	13.6
Prepaid expenses and other current assets	6.5	6.1
Assets from discontinued operations	—	—

Total current assets	$200.8	$221.3

CURRENT LIABILITIES:
Current maturities of long-term debt	$2.2	$2.1
Accounts payable and accrued expenses	60.1	76.4
Billings in excess of costs and estimated earnings on uncompleted contracts	16.4	21.1
Liabilities from discontinued operations	—	0.1

Total current liabilities	$78.7	$99.7

Working capital	$122.1	$121.6

During the three months ended December 31, 2009, working capital increased by $0.5 million from September 30, 2009, reflecting a $20.5 million decrease in current assets and a $21.0 million decrease in current liabilities during the period.
During the three months ended December 31, 2009, our current assets decreased by $20.5 million, or 9.2%, to $200.8 million, as compared to $221.3 million as of September 30, 2009. Cash and cash equivalents decreased by $8.4 million during the three months ended December 31, 2009, as compared to September 30, 2009. Current trade accounts receivables, net, decreased by $7.9 million at December 31, 2009, as compared to September 30, 2009, as days sales outstanding (“DSOs”) increased to 86 days as of December 31, 2009, from 72 days as of September 30, 2009. This increase was driven predominantly by the decline in revenues that we experienced during the three months ended December 31, 2009, as compared to the three months ended September 30, 2009 and, to a lesser extent, slow-downs in receipt of certain customer payments, both of which we attribute to distressed financial markets and the challenging economic environment. Our receivables write-offs have been low as a result of our ability to secure liens against our customers’ over-due receivables, and while collections may be delayed, our secured position ensures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables. We also experienced a $2.3 million decrease in retainage and a $1.5 million decrease in costs in excess of billings during the three months ended December 31, 2009, compared to September 30, 2009, primarily due to the continued reduction in volumes. Inventories decreased by $0.8 million during the three months ended December 31, 2009, compared to September 30, 2009, reflecting our continued reduction in volume, continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems, improved material management and a vendor managed inventory strategy. Prepaid expenses and other current assets increased by a total of $0.4 million during the three months ended December 31, 2009, compared to September 30, 2009.

During the three months ended December 31, 2009, our total current liabilities decreased by $21.0 million to $78.7 million, compared to $99.7 million as of September 30, 2009. During the three months ended December 31, 2009, accounts payable and accrued expenses decreased $16.3 million as a result of lower volume and early pay discounts associated with our preferred vendor program. Billings in excess of costs decreased by $4.7 million during the three months ended December 31, 2009, compared to September 30, 2009, due to our efforts to increase cash flow. Finally, current maturities of long-term debt increased by $0.1 million and liabilities at our discontinued operations decreased by $0.1 million during the three months ended December 31, 2009, compared to September 30, 2009.
Liquidity and Capital Resources
As of December 31, 2009, we had cash and cash equivalents of $55.8 million, working capital of $122.1 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, $23.5 million of letters of credit outstanding and $7.2 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our credit facility, if needed.
Recent distress in the financial markets did not have a significant impact on our overall financial position, results of operations or cash flows as of and for the year ended September 30, 2009, although certain of our operations revenue were impacted during the three months ended December 31, 2009, as a result of the challenging economic environment. We are in compliance with our covenants under our Revolving Credit Facility at December 31, 2009. However, we continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to decreased services as a result of unfavorable weather conditions in many regions of the country. Operating activities used net cash of $8.3 million during the three months ended December 31, 2009, as compared to $8.2 million of net cash used in the three months ended December 31, 2008. The change in operating cash flows in the first three months of 2009 is due to increased collections of accounts receivable and retainage of $0.8 million, coupled with reduced overall working capital needs during the first three months of 2009, primarily as a result of lower levels of revenue activity and improved material management, including a vendor managed inventory strategy. Additionally, the timing of our accounts payable and accrued expenses totaling $15.9 million decreased primarily due to our early pay program as well as bonus and severance pay outs combined decreases with reduced billings in excess of costs on uncompleted projects of $8.5 million compared to the quarter ended December 31, 2008.
Investing Activities
In the three months ended December 31, 2009, we provided net cash from investing activities of $33 thousand as compared to $2.4 million of net cash used in investing activities in the three months ended December 31, 2008. Investing activities in the first three months of 2009 included $76 thousand used for capital expenditures, partially offset by $109 thousand of proceeds from the sale of equipment. Investing activities in the first three months of 2008 included $0.6 million used for capital expenditures, partially offset by $0.1 million of proceeds from the sale of equipment. In addition, investing activities in the three months ended December 31, 2008 included $2.0 million used for an investment in EPV Solar, Inc.

Financing Activities
In the quarter ended December 31, 2009, financing activities used net cash flow of $150 thousand as compared to $4.7 million in net cash used by financing activities in the quarter ended December 31, 2008. The primary change in net cash used in financing activities in the quarter ended December 31, 2009, as compared to the first quarter ended December 31, 2008, was due to the acquisition of $4.0 million in treasury stock that occurred during the quarter ended December 31, 2008, netted against $0.7 million related to a new insurance financing for the quarter ended December 31, 2009. Financing activities in the quarter ended December 31, 2009 included $0.8 million used for payments of long-term debt and $0.1 million used for the acquisition of treasury stock. Financing activities in the quarter ended December 31, 2008 included $0.7 million used for payments of long-term debt and $4.0 million used for the acquisition of treasury stock.
Bonding Capacity
At December 31, 2009, we have adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of December 31, 2009, the expected cumulative cost to complete for projects covered by our surety providers was $70.7 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For more information, please see Item 2. “Surety.”
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
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At December 31, 2009, $6.5 million of our outstanding letters of credit were to collateralize our customers and vendors.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2009, an additional $11.8 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2009, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2009, we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $11.1 million to collateralize our bonding programs.

As of December 31, 2009, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2010	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations	$1,745	$1,059	$—	$25,000	$—	$—	$—	$27,804
Operating lease obligations	$4,804	$5,898	$4,194	$1,689	$691	$133	$21	$17,430
Capital lease obligations	$277	$306	$297	$287	$24	$—	$—	$1,191

Total	$6,826	$7,263	$4,491	$26,976	$715	$133	$21	$46,425

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Outlook
We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect capital expenditures to be approximately $3.0 million for the fiscal year ending on September 30, 2010, as we invest in our infrastructure to improve management information and project management systems. Our ability to generate cash flow is dependent on our successful completion of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our Revolving Credit Facility and our ability to secure and borrow on a new credit facility. The maturity date of our Revolving Credit Facility is May 12, 2010. We expect to successfully negotiate a new credit facility prior to the maturity date of our existing facility. In the event the Company is unsuccessful, we still expect to have adequate cash on hand to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months.
Inflation
During the three months ended December 31, 2009, we experienced increases in fuel, steel and copper prices. Despite these price increases and the continued slowdown in the overall construction sector, we have experienced some gross margin improvement. Over the long-term, we expect to adjust our pricing to incorporate these conditions and other inflationary factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations, if any, on the Revolving Credit Facility.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters ” of this report, which is incorporated herein by reference. We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position other than these matters that are disclosed in Note 10.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed under Item 1.A. “Risk Factors ” in our annual report on Form 10-K for the year ended September 30, 2009.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total number of	Maximum of
			shares purchased as	shares that may
	Total number		part of publically	yet be purchased
	of shares	Average price	announced plans or	under the plans or
Period	purchased	paid per share	programs (1)	programs
October 1, 2009 to October 31, 2009	—	$—	886,360	—
November 1, 2009 to November 31, 2009	—	$—	886,360	—
December 1, 2009 to December 31, 2009	—	$—	886,360	—

Total for period	—	$—

(1)
On December 12, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. This stock repurchase program was authorized through and expired on December 31, 2009. The share repurchase table does not include 14,492 shares of common stock withheld to satisfy tax withholding requirements related to restricted stock issued under the Amended and Restated 2006 Equity Incentive Plan. The average cost of those shares was $6.78 per share.

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

INTEGRATED ELECTRICAL SERVICES, INC.
Date: February 9, 2010	By:	/s/ RAYMOND K. GUBA
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