Form 10-Q
period 2010-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2010-05-10
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of May 7, 2010 of the issuer’s common stock was 14,575,885.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause our actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;
•	competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;
•	a general reduction in the demand for our services;
•	a change in the mix of our customers, contracts and business;
•	our ability to successfully manage construction projects;
•	possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;
•	inaccurate estimates used when entering into fixed-priced contracts;
•	challenges integrating new types of work or new processes into our divisions;
•	the cost and availability of qualified labor, especially electricians and construction supervisors;
•	accidents resulting from the physical hazards associated with our work and the potential for vehicle accidents;
•	success in transferring, renewing and obtaining electrical and construction licenses after the recent consolidation of our divisions;
•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;
•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;
•	loss of key personnel and effective transition of new management;
•	warranty losses or other latent defect claims in excess of our existing reserves and accruals;
•	warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;
•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;
•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;
•	difficulty in fulfilling the covenant terms of our credit facilities;
•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;
•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;
•	the recognition of potential goodwill, fixed asset and other investment impairments;
•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;
•	disagreements with taxing authorities with regard to tax positions we have adopted;
•	the recognition of tax benefits related to uncertain tax positions;
•	complications associated with the incorporation of new accounting, control and operating procedures;
•	the financial impact of new or proposed accounting regulations;
•	the ability of our controlling shareholder to take action not aligned with other shareholders;
•	the possibility that certain of our net operating losses may be restricted or reduced in a change in ownership;
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,182	$64,174
Accounts receivable:
Trade, net of allowance of $2,453 and $3,296, respectively	86,631	100,753
Retainage	17,416	26,516
Inventories	9,456	10,155
Costs and estimated earnings in excess of billings on uncompleted contracts	12,885	13,554
Prepaid expenses and other current assets	6,030	6,118

Total current assets	186,600	221,270

LONG-TERM RECEIVABLE, net of allowance of $3,992 and $278, respectively	—	3,714
PROPERTY AND EQUIPMENT, net	21,967	24,367
GOODWILL	3,981	3,981
OTHER NON-CURRENT ASSETS, net	14,056	15,093

Total assets	$226,604	$268,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,997	$2,086
Accounts payable and accrued expenses	56,657	76,478
Billings in excess of costs and estimated earnings on uncompleted contracts	13,601	21,142

Total current liabilities	72,255	99,706

LONG-TERM DEBT, net of current maturities	25,985	26,601
LONG-TERM DEFERRED TAX LIABILITY	2,291	2,290
OTHER NON-CURRENT LIABILITIES	6,706	7,280

Total liabilities	107,237	135,877

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 shares issued and 14,598,835 and 14,617,741 outstanding, respectively	154	154
Treasury stock, at cost, 808,967 and 790,061 shares, respectively	(14,226)	(14,097)
Additional paid-in capital	171,727	170,732
Accumulated other comprehensive income	(81)	(70)
Retained deficit	(38,207)	(24,171)

Total stockholders’ equity	119,367	132,548

Total liabilities and stockholders’ equity	$226,604	$268,425

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)
Revenues	$107,619	$167,305
Cost of services	94,031	137,401

Gross profit	13,588	29,904
Selling, general and administrative expenses	25,709	27,315
Gain on sale of assets	13	(75)
Restructuring charges	65	2,256

Income (loss) from operations	(12,199)	408

Interest and other (income) expense:
Interest expense	1,017	1,105
Interest income	(59)	(113)
Other (income) expense, net	(107)	(413)

Interest and other expense, net	851	579

Loss from operations before income taxes	(13,050)	(171)
Provision (benefit) for income taxes	180	(29)

Net loss	(13,230)	(142)

Loss per share:
Basic	$(0.92)	$(0.01)
Diluted	$(0.92)	$(0.01)

Shares used in the computation of loss per share (Note 4):
Basic	14,390,580	14,322,439
Diluted	14,390,580	14,322,439
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)
Revenues	$227,867	$340,433
Cost of services	194,347	282,533

Gross profit	33,520	57,900
Selling, general and administrative expenses	44,976	55,830
Gain on sale of assets	(52)	(178)
Restructuring charges	763	3,141

Loss from operations	(12,167)	(893)

Interest and other (income) expense:
Interest expense	2,085	2,090
Interest income	(116)	(273)
Other (income) expense, net	(226)	(473)

Interest and other expense, net	1,743	1,344

Loss from operations before income taxes	(13,910)	(2,237)
Provision (benefit) for income taxes	126	(928)

Net loss	(14,036)	(1,309)

Loss per share
Basic	$(0.98)	$(0.09)
Diluted	$(0.98)	$(0.09)

Shares used in the computation of loss per share (Note 4):
Basic	14,393,328	14,320,588
Diluted	14,393,328	14,320,588
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,036)	$(1,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (income) loss from discontinued operations	—	20
Bad debt expense	4,984	617
Deferred financing cost amortization	148	128
Depreciation and amortization	2,795	4,028
Gain on sale of assets	(52)	(178)
Non-cash compensation expense	964	1,128
Paid in kind interest	—	678
Equity in (gains) losses of investment	—	37
Goodwill adjustment — utilization of deferred tax assets	—	22
Changes in operating assets and liabilities
Accounts receivable	21,951	1,708
Inventories	699	2,234
Costs and estimated earnings in excess of billings	669	(516)
Prepaid expenses and other current assets	641	(557)
Other non-current assets	229	4,531
Accounts payable and accrued expenses	(19,821)	(22,396)
Billings in excess of costs and estimated earnings	(7,541)	2,776
Other non-current liabilities	(574)	1,311

Net cash used by continuing operations	(8,944)	(5,738)
Net cash (used in) provided by discontinued operations	—	1,333

Net cash used by operating activities	(8,944)	(4,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(502)	(1,303)
Proceeds from sales of property and equipment	159	226
Investment in unconsolidated affiliate	—	(2,000)
Distribution from unconsolidated affiliate	98	—

Net cash used in investing activities	(245)	(3,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	744	—
Repayments of debt	(1,449)	(1,434)
Purchase of treasury stock	(98)	(4,224)

Net cash used in financing activities	(803)	(5,658)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,992)	(13,140)
CASH AND CASH EQUIVALENTS, beginning of period	64,174	64,709

CASH AND CASH EQUIVALENTS, end of period	$54,182	$51,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,637	$1,382
Cash paid for income taxes	$33	$380
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
On November 10, 2008, Tontine Capital Partners, L.P. (“Tontine”), our controlling shareholder, filed an amended Schedule 13D indicating, among other things that it has begun to explore alternatives for the disposition of its holdings in our Company, including both common stock and a $25.0 million term loan. In addition, on October 22, 2009, Tontine filed a further amendment to its Schedule 13D indicating, among other things, that it has determined to form TCP Overseas Master Fund II, L.P., (“TCP 2”) during the fourth quarter of 2009 and that it anticipated that the newly formed TCP 2 would become the beneficial owner of IES securities. On February 1, 2010, Tontine filed a further amendment to its Schedule 13D indicating, among other things, TCP 2 had become beneficial recipient of 531,357 shares of our common stock. TCP 2 may hold and/or dispose of such securities or may purchase additional securities of the Company, at any time and from time to time in the open market or otherwise. Tontine, together with its affiliates, is our majority shareholder. Should Tontine sell its position in the Company to a single shareholder or a non Tontine affiliated group of shareholders, a change in control event would occur, causing us to be in default under our credit agreements and triggering the change of control provisions in certain of our employment contracts. Tontine also holds our $25.0 million term loan due on May 12, 2013, which may or may not be negotiated for repayment in connection with Tontine’s exploration process or under the terms of a potential sale of the Company. On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell its position in IES to a single shareholder or an affiliated group of shareholders, a change in ownership could occur. In addition, a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss currently available to offset taxable income.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring unless otherwise described herein. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K for the year ended September 30, 2009, with the exception of the adoption of the new Financial Accounting Standards Board (“FASB”) standard on business combinations and amended fair value disclosure requirements as described below. Please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2009, when reviewing our interim financial results set forth herein.
In December 2007, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements. The changes require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The updated standards eliminate the step acquisition model, change the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallow the capitalization of transaction costs, and change when restructuring charges related to acquisitions can be recognized. The new standards became effective for us on October 1, 2009.
In January 2010, the FASB issued updated standards on fair value, which clarifies disclosure requirements around fair value measurement. This update requires additional disclosure surrounding the activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosure of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. The new disclosure requirements became effective for us on January 1, 2010. As the update requires only enhanced disclosures, its adoption did not have a material impact on the consolidated financial statements.

RECLASSIFICATIONS
In connection with the change in reportable segments, certain prior period amounts have been reclassified to conform to the current year presentation of our segments with no effect on net income (loss) or retained deficit. Specifically, the former Industrial segment has been combined with the Commercial segment to form our Commercial & Industrial segment. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 5, “Operating Segments” of this report.
We have completed the wind down of our discontinued operations. All substantive assets have been sold or transferred and liabilities have been retired. There is no longer any operating activity. We have moved the remaining balances into our continuing operations presentation.
LONG-TERM RECEIVABLE
In March 2009, in connection with a construction project entering bankruptcy, we transferred $4.0 million of trade accounts receivable to long-term receivable and initiated breach of contract and mechanics’ lien foreclosure actions against the project’s general contractor and owner, respectively. At the same time, we reserved the costs in excess of billings of $0.3 million associated with this receivable.
As of March 2010, we reserved the remaining balance of $3.7 million. We will continue to monitor the proceedings and evaluate any potential future collectability. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters” of this report.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, accounts receivable, retainage receivables, notes receivable, investments, accounts payable, a line of credit, notes payable issued to finance insurance policies, and the Tontine Term Loan. We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan in the accompanying consolidated balance sheets, approximates their fair value due to their short-term nature.
We estimate that the fair value of the Tontine Term Loan is $28.0 million based on comparable debt instruments at March 31, 2010. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity - The Tontine Capital Partners Term Loan” of this report.
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
SEASONALITY AND QUARTERLY FLUCTUATIONS
Results of operations from our Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Commercial & Industrial segment of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
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

During the three months ended March 31, 2010 and 2009, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0.1 million and $2.3 million associated with the 2009 Restructuring Plan. Costs incurred related to our Commercial & Industrial segment were zero and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Costs incurred related to our Residential segment were zero and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. Costs incurred related to our Corporate office were $0.1 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.
During the six months ended March 31, 2010 and 2009, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0.8 million and $3.1 million associated with the 2009 Restructuring Plan. Costs incurred related to our Commercial & Industrial segment were $0.7 million and $0.6 million for the six months ended March 31, 2010 and 2009, respectively. Costs incurred related to our Residential segment were zero and $1.7 million for the six months ended March 31, 2010 and 2009, respectively. Costs incurred related to our Corporate office were $0.1 million and $0.8 million for the six months ended March 31, 2010 and 2009, respectively.
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. As a result of the expanded 2009 Restructuring Plan, we now manage and measure performance of our business in two distinct operating segments: Commercial & Industrial and Residential. As part of this expanded 2009 Restructuring Plan, we do not expect to exceed $1.0 million in additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings over the remainder of our current fiscal year.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting/
	Charges	Other Charges	Total

Restructuring liability at September 30, 2009	$2,097	$81	$2,178
Restructuring charges incurred	763	—	763
Cash payments made	(1,810)	(81)	(1,891)
Non-cash/other adjustments made	(625)	—	(625)

Restructuring liability at March 31, 2010	$425	$—	$425

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	March 31,	September 30,
	2010	2009

Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$25,000	$25,000
Insurance Financing Agreements	2,288	2,912
Capital leases and other	694	775

Total debt	27,982	28,687

Less — Short-term debt and current maturities of long-term debt	(1,997)	(2,086)

Total long-term debt	$25,985	$26,601

Future payments on debt at March 31, 2010 are as follows (in thousands):

	Capital Leases	Term Debt	Total

2010	$184	$1,228	$1,412
2011	306	1,060	1,366
2012	297	—	297
2013	287	25,000	25,287
2014	24	—	24
Thereafter	—	—	—
Less: Imputed Interest	(404)	—	(404)

Total	$694	$27,288	$27,982

For the three months ended March 31, 2010 and 2009, we incurred interest expense of $1.0 million and $1.1 million, respectively. For the six months ended March 31, 2010 and 2009, we incurred interest expense of $2.1 million.
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
On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan.
Insurance Financing Agreements
From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“Insurance Financing Agreements”). We previously referred to these financing arrangements as the “Camden Notes.”
Insurance Financing Agreements consist of the following (in thousands):

	March 31,	September 30,
	2010	2009

Insurance Note Payable, due September 1, 2010, bearing interest at 4.99%	$292	$—
Insurance Note Payable, due June 1, 2010, bearing interest at 4.59%	273	719
Insurance Note Payable, due August 1, 2011, bearing interest at 4.99%	1,550	1,986
Insurance Note Payable, due November 1, 2010, bearing interest at 4.99%	173	—
Insurance Note Payable, due January 1, 2010, bearing interest at 5.99%	—	207

Total Insurance Financing Agreements	$2,288	$2,912

On October 1, 2009, we financed an insurance policy in the initial principal amount of $0.5 million with First Insurance Funding Corp. (“First Insurance Funding”), which matures on September 1, 2010. Under the terms of this note, we are to make eleven equal monthly payments of $49,319 (including principal and interest) beginning on November 1, 2009.
On December 15, 2009, we financed an insurance policy in the initial principal amount of $0.2 million with First Insurance Funding, which matures on November 1, 2010. Under the terms of this note, we are to make ten equal monthly payments of $22,037 (including principal and interest) beginning on January 1, 2010.
The Insurance Financing Agreements are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies.
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

The Loan and Security Agreement, as amended, provides us with access to a $60.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventory. At March 31, 2010, we had $6.3 million available to us under the Revolving Credit Facility, based on a borrowing base of $26.8 million, $20.5 million in outstanding letters of credit, and no outstanding borrowings.
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
As of March 31, 2010, we were subject to, and in compliance with, the following financial covenant for the Revolving Credit Facility.

Covenant	Requirement	Actual

Shutdown Subsidiaries Earnings Before Interest and Taxes	Cumulative loss not to exceed $2.0 million	Loss of $0.9 million
As of March 31, 2010, two additional financial covenants for the Revolving Credit Facility were in effect any time Total Liquidity was less than $50 million and until such time as Total Liquidity has been $50 million for a period of 60 consecutive days. The first was a minimum fixed charge coverage ratio of 1.25 to 1.00. The second was a maximum leverage ratio of 3.50 to 1.0. As of March 31, 2010, we would not have met either of these financial covenants, had they been applicable. As we were also in compliance with the Total Liquidity covenant as of March 31, 2009, we were in compliance at that time with the terms under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility in effect as of March 31, 2010, interest for loans and letter of credit fees was based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period, as shown in the following table.

Annual Interest Rate for
Total Liquidity	Annual Interest Rate for Loans	Letters of Credit

Greater than or equal to $60 million	LIBOR plus 2.75% or Base Rate plus 0.75%	2.75% plus 0.25% fronting fee
Greater than $40 million and less than $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%	3.00% plus 0.25% fronting fee
Less than or equal to $40 million	LIBOR plus 3.25% or Base Rate plus 1.25%	3.25% plus 0.25% fronting fee
At March 31, 2010, our Total Liquidity was $63.5 million. For the six months ended March 31, 2010, we paid no interest for loans, and a weighted average interest rate, including fronting fees, of 3.0% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of either 0.5% or 0.375%, depending on the utilization of the credit line, and (2) certain other fees and charges as specified in the Loan and Security Agreement as amended. Finally, the Revolving Credit Facility would have been subject to termination charges of 0.25% of the aggregate borrowing capacity if such termination occurred on or after May 12, 2009 and before May 12, 2010.
On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility remains at $60.0 million, and the maturity date has been extended to May 12, 2012. In connection with the amendment, we incurred an amendment fee of $0.2 million, which will be amortized over 24 months. Under the amended agreement, we will pay an unused line fee of 0.5%. Interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as shown in the following table.

Annual Interest Rate for
Total Liquidity	Annual Interest Rate for Loans	Letters of Credit

Greater than or equal to $60 million	LIBOR plus 3.00% or Base Rate plus 1.00%	3.00% plus 0.25% fronting fee
Greater than $40 million and less than $60 million	LIBOR plus 3.25% or Base Rate plus 1.25%	3.25% plus 0.25% fronting fee
Less than or equal to $40 million	LIBOR plus 3.50% or Base Rate plus 1.50%	3.50% plus 0.25% fronting fee

The amended financial covenants are discussed in the section titled “Financial Covenants.”
Financial Covenants
On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement for our Revolving Credit Facility. Under the terms of the amended Revolving Credit Facility, we are subject to one financial covenant. At any time the aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million, we must maintain a Fixed Charge Coverage Ratio of not less than 1.0:1.0.
In the event that we are not able to meet the financial covenant of our amended Revolving Credit Facility in the future, and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credits and to provide sufficient cash for ongoing operations.
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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and six months ended March 31, 2010 and 2009 (in thousands, except per share and per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:

Net loss attributable to common shareholders	$(13,230)	$(142)
Net income attributable to restricted shareholders	—	—

Net loss	$(13,230)	$(142)

Denominator:
Weighted average common shares outstanding — basic	14,390,580	14,322,439
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,390,580	14,322,439

Loss per share
Basic	$(0.92)	$(0.01)
Diluted	$(0.92)	$(0.01)

	Six Months Ended
	March 31,
	2010	2009
Numerator:

Net loss attributable to common shareholders	$(14,036)	$(1,309)
Net income attributable to restricted shareholders	—	—

Net loss	$(14,036)	$(1,309)

Denominator:
Weighted average common shares outstanding — basic	14,393,328	14,320,588
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,393,328	14,320,588

Loss per share
Basic	$(0.98)	$(0.09)
Diluted	$(0.98)	$(0.09)

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
We also have a Corporate office that provides general and administrative as well as support services to our two operating segments.
The significant accounting policies of the segments are the same as those described in the summary of significant accounting policies, set forth in Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended September 30, 2009. We evaluate performance based on income from operations of the respective business units prior to the allocation of Corporate office expenses.
As of October 1, 2009 we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We have reclassified our three months and six months ended March 31, 2009 selling, general and administrative costs using the same methodology.
Segment information for continuing operations for the three months and six months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31, 2010 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$79,551	$28,068	$—	$107,619
Cost of services	72,217	21,814	—	94,031

Gross profit	7,334	6,254	—	13,588
Selling, general and administrative	14,682	6,526	4,501	25,709
Loss (gain) on sale of assets	15	(2)	—	13
Restructuring charge	(2)	—	67	65

Income (loss) from operations	$(7,361)	$(270)	$(4,568)	$(12,199)

Other data:
Depreciation and amortization expense	$495	$255	$668	$1,418
Capital expenditures	$173	$64	$189	$426
Total assets	$101,312	$32,886	$92,406	$226,604

	Three Months Ended March 31, 2009 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$133,424	$33,881	$—	$167,305
Cost of services	111,311	26,090	—	137,401

Gross profit	22,113	7,791	—	29,904
Selling, general and administrative	14,745	8,385	4,185	27,315
Loss (gain) on sale of assets	(75)	—	—	(75)
Restructuring charge	265	1,254	737	2,256

Income (loss) from operations	$7,178	$(1,848)	$(4,922)	$408

Other data:
Depreciation and amortization expense	$325	$175	$2,543	$3,043
Capital expenditures	$310	$249	$1,708	$2,267
Total assets	$159,799	$38,243	$99,048	$297,090

	Six Months Ended March 31, 2010 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$170,807	$57,060	$—	$227,867
Cost of services	150,390	43,957	—	194,347

Gross profit	20,417	13,103	—	33,520
Selling, general and administrative	24,525	12,549	7,902	44,976
Loss (gain) on sale of assets	(49)	(3)	—	(52)
Restructuring charge	714	—	49	763

Income (loss) from operations	$(4,773)	$557	$(7,951)	$(12,167)

Other data:
Depreciation and amortization expense	$854	$397	$1,544	$2,795
Capital expenditures	$205	$76	$221	$502

	Six Months Ended March 31, 2009 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$261,186	$79,247	$—	$340,433
Cost of services	221,296	61,237	—	282,533

Gross profit	39,890	18,010	—	57,900
Selling, general and administrative	29,648	17,661	8,521	55,830
Loss (gain) on sale of assets	(192)	14	—	(178)
Restructuring charge	596	1,722	823	3,141

Income (loss) from operations	$9,838	$(1,387)	$(9,344)	$(893)

Other data:
Depreciation and amortization expense	$841	$1,453	$1,734	$4,028
Capital expenditures	$396	$265	$642	$1,303
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
Treasury Stock
On December 12, 2007, we entered into an amendment to our Loan and Security Agreement. The amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months. On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase plan was authorized through December 2009. As of the plan’s termination on December 31, 2009, we have repurchased 886,360 shares of common stock at an average cost of $16.24 per share.
During the six months ended March 31, 2010, 12,886 shares of common stock were issued from treasury stock for a restricted stock grant.
During the six months ended March 31, 2010, we repurchased 14,492 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, and 17,300 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock.
Restricted Stock
We granted 12,886 shares of restricted stock to an employee during the six months ended March 31, 2010. These restricted shares were granted at $5.82 per share. These shares will vest on December 15, 2010.
We granted 180,100 shares of restricted stock to our employees during the six months ended March 31, 2009, of which 10,900 have been forfeited as of March 31, 2010. These restricted shares were granted at prices ranging from $8.44 to $12.31 per share with a weighted average price of $8.60 per share under various vesting terms.
During the three months ended March 31, 2010 and 2009, we recognized $0.6 million and $0.4 million, respectively, in compensation expense related to these awards. During the six months ended March 31, 2010 and 2009, we recognized $0.9 million and $0.9 million, respectively, in compensation expense related to these awards. As of March 31, 2010, the unamortized compensation cost related to outstanding unvested restricted stock was $0.7 million. We expect to recognize $0.4 million related to these awards during the remaining six months of our 2010 fiscal year, and $0.3 million thereafter.
All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends, if any, issued to common shareholders.
Phantom Stock Units
For the three months and six months ended March 31, 2010, we recognized $125 thousand in compensation for Phantom Stock Units (“PSU’s”) granted to the Board of Directors in March 2010. These PSU’s will be paid via unrestricted stock grants to each board member upon their departure.
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
During the six months ended March 31, 2010 and 2009, we granted no stock options.

During the three months ended March 31, 2010 and 2009, we recognized $42 thousand and $163 thousand, respectively, in compensation expense related to these previously granted stock options. During the six months ended March 31, 2010 and 2009, we recognized $80 thousand and $347 thousand, respectively, in compensation expense related to these awards. As of March 31, 2010, the unamortized compensation cost related to outstanding unvested stock options was $35 thousand. We expect to recognize $15 thousand of equity based compensation expense related to these awards during the remaining six months of our 2010 fiscal year, and $20 thousand thereafter.
The following table summarizes activity regarding our stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, March 31, 2010	158,500	$18.66

Exercisable, March 31, 2010	153,500	$18.67

The following table summarizes all options outstanding and exercisable at March 31, 2010:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	March 31, 2010	in Years	Exercise Price	March 31, 2010	Exercise Price
$12.31 – $18.79	123,500	6.62	$17.02	121,833	$17.07
$20.75 – $33.55	35,000	7.22	24.46	31,667	24.85

	158,500	6.75	$18.66	153,500	$18.67

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised options expire between July 2016 and January 2018.
7. SECURITIES AND EQUITY INVESTMENTS
Investment in EPV Solar
Our investment in EPV Solar, Inc. (“EPV”) consists of the following debt and equity instruments (in thousands):

	March 31,	September 30,
	2010	2009
Common stock (25.2 million shares)	$—	$—
Convertible note receivable	150	150
Stock warrants (0.5 million warrants / strike at $1.25)	—	—
Stock warrants (1.2 million warrants / strike at $0.54)	—	—

Total investment, net of impairment	$150	$150

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

On February 24, 2010, EPV filed for Chapter 11 bankruptcy protection. Despite this filing, we do not believe our investment in EPV requires additional impairment. At March 31, 2010, we believe the carrying value of our convertible note receivable approximates fair market value. Our $0.2 million investment is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet.
Investment in EnerTech Capital Partners II L.P.
Our investment in EnerTech Capital Partners II L.P. (“EnerTech”) is approximately 2% of the overall ownership in EnerTech at March 31, 2010 and September 30, 2009. As such, we accounted for this investment using the cost method of accounting.
EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than temporary impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at March 31, 2010 and September 30, 2009 was $2.3 million and $2.5 million, respectively, and is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of March 31, 2010 and September 30, 2009 (in thousands):

	March 31,	September 30,
	2010	2009
Carrying value	$2,321	$2,491
Unrealized gains (losses)	125	276

Fair value	$2,446	$2,767

On December 31, 2009, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund for an additional year through December 31, 2010. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2011 with the consent of the fund’s valuation committee.
Arbinet Corporation
On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet Corporation (“Arbinet”), formerly Arbinet-thexchange Inc. The investment is an available for sale marketable security and is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet. Unrealized gains and losses are recorded to other comprehensive income. The amount of unrealized holding losses included in other comprehensive income at March 31, 2010 and September 30, 2009 is $81 thousand and $70 thousand, respectively. Both the carrying and market value of the investment at March 31, 2010 and September 30, 2009 were $67 thousand and $78 thousand, respectively.
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
On February 13, 2009, we temporarily suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the Executive Savings Plan were zero for the three months ended March 31, 2010 and 2009.
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Equity securities	$67	$67	$—	$—
Debt securities	150	—	—	150
Executive Savings Plan assets	1,079	1,079	—	—
Executive Savings Plan liabilities	(1,079)	(1,079)	—	—

Total	$217	$67	$—	$150

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
We estimated the fair value of our debt securities based on current available information surrounding the private company in which we invested. No new circumstances arose in the quarter ended March 31, 2010 to affect the fair value of these debt securities. The fair value of the investments in debt and equity securities is $0.2 million at March 31, 2010 and September 30, 2009.
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

Centerpoint Project
We are a co-plaintiff in a breach of contract and mechanics’ lien foreclosure action in Maricopa County, Arizona superior court. The defendants are Centerpoint Construction, LLC (“Centerpoint Construction”) and Tempe Land Company, LLC (“Tempe Land Company”), the general contractor and owner, respectively, of a condominium and retail development project in Tempe, Arizona. In December 2008, Tempe Land Company filed for Chapter 11 bankruptcy reorganization in the U.S. Bankruptcy Court in Phoenix, Arizona. The principal amount of our claim is approximately $4.0 million, exclusive of interest, attorneys’ fees and costs.
Our breach of contract claim for non-payment arises out of labor and services that we provided to the project property pursuant to written subcontract agreements with Centerpoint Construction. We do not have reason to believe that Centerpoint Construction has assets to satisfy any significant part of the claim. Our claim against Tempe Land Company is based on Arizona’s mechanics’ lien statutes, which provide for security interests against real property for the value of services provided to real property by a contractor, such as us. The possibility of collection by foreclosing on the mechanics’ lien depends on two primary issues: (1) whether our, and the other mechanics’ lien claimants’, encumbrance against the project is superior to the project lender’s deeds of trust on the project, and (2) whether the project property, if sold at foreclosure, would raise sufficient proceeds to pay the collective mechanics’ lien claims by us and the other mechanics’ lien claimants.
In March 2009, following Tempe Land Company filing for bankruptcy, we transferred $4.0 million of trade accounts receivable to long-term receivable. At the same time, we reserved the costs in excess of billings of $0.3 million associated with this receivable.
In April 2010, the project property was sold at foreclosure to the project lender. In this sale, the project lender acquired the project property subject only to superior encumbrances. The priority of the mechanics’ lien claims over the project lender’s deeds of trust will be determined after legal briefing and oral argument scheduled for August 2010. If our and the other lien claims are determined to not have priority over the project lender’s deeds of trust, we will not be able to collect on our lien. If our and the other lien claims are determined to have priority over the lender’s deeds of trust, it is estimated that net proceeds of approximately $20 million from a subsequent foreclosure sale of the property would be required to pay our and the other lien claims in full. If our and the other lien claims have priority and the property is sold at foreclosure for less than the approximate $20 million necessary to satisfy our and the other lien claims in full, then each lien claim will be paid pro rata from the proceeds of the foreclosure sale.
As a result of the April 2010 foreclosure sale, we have determined that there is a reasonable possibility, but not a probability, of collection of our claim and have written-off the remaining $3.7 million long-term receivable. Despite this write-off, we continue to believe in the merit of, and will vigorously pursue, our claims.
Ward Transformer Site
One of our subsidiaries has been identified as one of more than 200 potentially responsible parties (PRPs) with respect to the clean-up of an electric transformer resale and reconditioning facility, known as the Ward Transformer Site, located in Raleigh, North Carolina. The facility built, repaired, reconditioned and sold electric transformers from approximately 1964 to 2005. We did not own or operate the facility but a subsidiary that we acquired in July 1999 is believed to have sent transformers to the facility during the 1990’s. During the course of its operation, the facility was contaminated by Polychlorinated Biphenyls (PCBs), which also have been found to have migrated off the site.
Four PRPs have commenced clean-up of on-site contaminated soils under an Emergency Removal Action pursuant to a settlement agreement and Administrative Order on Consent entered into between the four PRPs and the U.S. Environmental Protection Agency (EPA) in September 2005. We are not a party to that settlement agreement or Order on Consent. In April 2009, two of these PRPs, Carolina Power and Light Company and Consolidation Coal Company, filed suit against us and most of the other PRPs in the U.S. District Court for the Eastern District of North Carolina (Western Division) to contribute to the cost of the clean-up. In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter.
In March 2010, the Court issued its decision on motions to dismiss filed by defendants, dismissing all pending claims against us, with prejudice. One of the parties to the lawsuit has filed a motion for reconsideration which, if granted, could reverse the dismissal. It is also possible that contribution claims could be asserted in the future for offsite contamination not made the subject of this lawsuit, but no claims are pending against us at this time.
Self-Insurance
We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2010, we had $7.3 million accrued for self-insurance liabilities, including $1.1 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million. As of March 31, 2010, we had reserved $0.5 million for these claims. Finally, for those legal proceedings not expected to be covered by insurance, we had accrued $0.2 million at March 31, 2010.

Surety
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a surety. Those bonds provide a guarantee to the customer that we will perform under the terms of our contract and that we will pay our subcontractors and vendors. If we fail to perform under the terms of our contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the sureties for any expenses or outlays they incur on our behalf. To date, we have not been required to make any reimbursements to our sureties for bond-related costs.
As is common in the surety industry, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives would include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result can be a claim for damages by the customer for the costs of replacing us with another contractor.
As of March 31, 2010, we utilized a combination of cash and letters of credit totaling $10.1 million to collateralize our obligations to our sureties, which was comprised of $3.5 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility. As of March 31, 2010, the estimated cost to complete our bonded projects was approximately $58.3 million. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our sureties is adequate for our operations currently and for the foreseeable future.
Other Commitments and Contingencies
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2010, $11.8 million of our outstanding letters of credit were utilized to collateralize our insurance program.
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly-owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. As these sales were assets sales, rather than stock sales, we may be required to fulfill obligations that were assigned or sold to others, if the purchaser is unwilling or unable to perform the transferred liabilities. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of March 31, 2010, all projects transferred have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2010, we had no open purchase commitments.

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
We have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Part 2. Item 8. Financial Statements and Supplementary Data — Note 2, “Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended September 30, 2009.
SEASONALITY AND QUARTERLY FLUCTUATIONS
Results of operations from our Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Commercial & Industrial segment of our business is less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
RESTRUCTURING PROGRAM
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. We accelerated our trade name amortization during the 2009 fiscal year by recording a charge of $1.6 million as identified within the “Restructuring Charges” caption in our consolidated statements of operations.
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. We now manage and measure performance of our business in two distinct operating segments: Commercial & Industrial and Residential. These segments are reflective of how the Company’s Chief Operation Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. Prior period disclosures have been adjusted to reflect the change in reportable segments. As part of this expanded 2009 Restructuring Plan, we do not expect to exceed $1.0 million in additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings over the remainder of our current fiscal year.
Details regarding the components of the restructuring charges are described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 2, “Strategic Actions” of this report, which is incorporated herein by reference.

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
On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan.
Insurance Financing Agreements
From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“Insurance Financing Agreements”). We previously referred to these financing arrangements as the “Camden Notes.”
On October 1, 2009, we financed an insurance policy in the initial principal amount of $0.5 million with First Insurance Funding Corp. (“First Insurance Funding”), which matures on September 1, 2010. Under the terms of this note, we are to make eleven equal monthly payments of $49,319 (including principal and interest) beginning on November 1, 2009.
On December 15, 2009, we financed an insurance policy in the initial principal amount of $0.2 million with First Insurance Funding, which matures on November 1, 2010. Under the terms of this note, we are to make ten equal monthly payments of $22,037 (including principal and interest) beginning on January 1, 2010.
The Insurance Financing Agreements are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies.
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
The Loan and Security Agreement, as amended, provides us with access to a $60.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventory. At March 31, 2010, we had $6.3 million available to us under the Revolving Credit Facility, based on a borrowing base of $26.8 million, $20.5 million in outstanding letters of credit, and no outstanding borrowings.
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
On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility remains at $60.0 million, and the maturity date has been extended to May 12, 2012. In connection with the amendment, we incurred an amendment fee of $0.2 million, which will be amortized over 24 months. Under the amended agreement, we will pay an unused line fee of 0.50%. Interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any give period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period.
The financial covenants in effect as of March 31, 2010 under the Revolving Credit Facility, as well as the financial covenants in effect as of April 29, 2010 under the amended Revolving Credit Facility, are described in Part 1. Item 1. Condensed Consolidated Financial Statements - Note 3, “Debt and Liquidity” of this report. The Revolving Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

SURETY
Surety
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a surety. Those bonds provide a guarantee to the customer that we will perform under the terms of our contract and that we will pay our subcontractors and vendors. If we fail to perform under the terms of our contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the sureties for any expenses or outlays they incur on our behalf. To date, we have not been required to make any reimbursements to our sureties for bond-related costs.
As is common in the surety industry, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives would include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result can be a claim for damages by the customer for the costs of replacing us with another contractor.
As of March 31, 2010, we utilized a combination of cash and letters of credit totaling $10.1 million to collateralize our obligations to our sureties, which was comprised of $3.5 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility. As of March 31, 2010, the estimated cost to complete our bonded projects was approximately $58.3 million. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our sureties is adequate for our operations currently and for the foreseeable future.
RELATED PARTY TRANSACTIONS
Phantom Stock Units
For the three months and six months ended March 31, 2010, we recognized $125 thousand in compensation for Phantom Stock Units (“PSU’s”) granted to the Board of Directors in March 2010. These PSU’s will be paid via unrestricted stock grants to each board member upon their departure.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 2009
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Revenues	$107.6	100.0%	$167.3	100.0%
Cost of services	94.0	87.4%	137.4	82.1%

Gross profit	13.6	12.6%	29.9	17.9%
Selling, general and administrative expenses	25.7	23.9%	27.3	16.3%
Gain on sale of assets	—	—%	(0.1)	(0.0)%
Restructuring charges	0.1	0.1%	2.3	1.4%

Income (loss) from operations	(12.2)	(11.3)%	0.4	0.3%
Interest and other expense, net	0.8	0.7%	0.6	0.5%

Loss before income taxes	(13.0)	(12.1)%	(0.2)	(0.2)%
Provision for income taxes	0.2	0.2%	(0.1)	(0.0)%

Net loss	$(13.2)	(12.3)%	$(0.1)	(0.1)%

Revenues

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$79.6	73.9%	$133.4	79.7%
Residential	28.0	26.1%	33.9	20.3%

Total Consolidated	$107.6	100.0%	$167.3	100.0%

Consolidated revenues for the quarter ended March 31, 2010 were $59.7 million less than the quarter ended March 31, 2009, a reduction of 35.7%. Each of our two business segments experienced declines in construction activity during 2010, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment and adverse weather in the northeastern and southern regions of the United States during our second quarter of 2010.
Revenues in our Commercial & Industrial segment decreased $53.8 million, or 40.4%, during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. Many of our operating locations experienced revenue declines, as most industry sectors have continued to reduce, delay or cancel proposed construction projects, including office buildings, hotels and retailers. We also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry. We experienced some revenue increases relating to our communications business due to our presence in markets with stronger growth.
Residential segment revenues decreased $5.9 million during the quarter ended March 31, 2010, a decrease of 17.2%, compared to the quarter ended March 31, 2009, due to the slowdown in multi-family housing construction. The ongoing nationwide decline in demand for single-family homes affected our Residential segment, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. In addition, multi-family housing construction declined markedly in 2010, primarily due to the deferral of certain projects as they await financing or were cancelled altogether. We attribute this decrease largely to reductions in building activity throughout the markets we serve as well as the effect of intense market competition which has impacted the prices we ultimately charge our customers.
Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$7.3	9.2%	$22.1	16.6%
Residential	6.3	22.3%	7.8	23.0%

Total Consolidated	$13.6	12.6%	$29.9	17.9%

Our consolidated gross profit for the quarter ended March 31, 2010 declined by $16.3 million, or 54.6% compared to consolidated gross profit for the quarter ended March 31, 2009. Our overall gross profit percentage of revenue decreased to 12.6% during the quarter ended March 31, 2010, compared to 17.9% during the quarter ended March 31, 2009, primarily due to a decline in higher margin construction projects and increases in costs of materials.

Our Commercial & Industrial segment’s gross profit during the quarter ended March 31, 2010 decreased $14.8 million compared to the quarter ended March 31, 2009. Commercial & Industrial’s gross margin percentage decreased approximately 7.5% during the quarter ended March 31, 2010, primarily due to a decline in higher margin construction projects and increases in costs of materials.
During the quarter ended March 31, 2010, our Residential segment experienced a $1.5 million reduction in gross profit compared to the quarter ended March 31, 2009. Gross margin percentage in the Residential segment declined approximately 0.7% to 22.3% during the quarter ended March 31, 2010. We attribute the decline in Residential’s gross margin to the decline in higher margin multi-family housing projects and an increase in material costs during our second quarter 2010 in our single family sector.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$14.7	18.5%	$14.7	11.1%
Residential	6.5	23.3%	8.4	24.7%
Corporate	4.5	—	4.2	—

Total Consolidated	$25.7	23.9%	$27.3	16.3%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the quarter ended March 31, 2010, our selling, general and administrative expenses were $25.7 million, a decrease of $1.6 million, or 5.9%, over the quarter ended March 31, 2009. The reduction in 2010 expenses was primarily due to a $4.5 million decrease in employment expenses as a result of our ongoing cost reduction efforts; a $0.9 million decrease in accounting, legal and other professional fees; and a $0.7 million decrease in occupancy costs offset by increases of $3.7 million for the write-off of our Centerpoint long-term receivable and $0.9 million of executive severance. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters” of this report.
As of October 1, 2009, we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We reclassified our quarter ended March 31, 2009 selling, general and administrative costs using the same methodology.
As a result of our 2009 Restructuring Plan, on October 1, 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization, which changed its reportable segments. These changes to the internal organization included the realignment of our Industrial segment into our Commercial & Industrial segment.
Restructuring Charges
In 2007, we restructured our operations from a decentralized structure into three major lines of business: Commercial, Industrial and Residential. Thereafter, on October 1, 2009 we consolidated the Industrial segment into the Commercial & Industrial segment. These lines of business are supported by two dedicated administrative shared service centers which consolidated many of the administrative functions into centralized locations. In addition, the next level of our business optimization strategy has been to streamline local projects and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past two years to further leverage our resources.

In conjunction with our 2009 Restructuring Plan, we recognized the following costs during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Severance compensation	$65	$1,193
Consulting and other charges	—	661
Non-cash asset amortization and write-offs	—	402

Total restructuring charges	$65	$2,256

Interest and Other Expense, Net

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Interest expense	$944	$1,041
Debt prepayment penalty and deferred cost amortization	73	64

Total interest expense	1,017	1,105
Interest income	(59)	(113)
Other income (expense)	(107)	(413)

Total interest and other expense, net	$851	$579

During the quarter ended March 31, 2010, we incurred interest expense of $1.0 million on an average debt balance of $25.0 million for the Tontine Term Loan and an average letter of credit balance of $23.3 million and an average unused line of credit balance of $36.7 million under the Revolving Credit Facility. This compared to interest expense of $1.1 million for the quarter ended March 31, 2009, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $34.0 million and an average unused line of credit balance of $26.0 million.
During the quarter ended March 31, 2010, total interest expense was offset by $0.1 million in interest income on an average cash and cash equivalents balance of $55.1 million, compared to $0.1 million in interest income on an average cash and cash equivalents balance of $54.4 million during the quarter ended March 31, 2009. Interest income was negatively impacted by lower interest rates which averaged 0.5% during the quarter ended March 31, 2010, compared to 0.8% during the quarter ended March 31, 2009.
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
The provision for income taxes from continuing operations increased from a benefit of $29 thousand for the quarter ended March 31, 2009 to a provision of $180 thousand for the quarter ended March 31, 2010. The increase in the provision for income taxes for the quarter ended March 31, 2010 is attributable to the increase in loss from continuing operations, a decrease in state income taxes and a decrease in the provision for uncertain tax benefits. The impact of the implementation of the update standards on business combination did not effect the provision for the quarter ended March 31, 2010. As described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 1, “Summary of Significant Accounting Policies” of this report, which is incorporated herein by reference, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements that will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense. After our adoption of the new standards on October 1, 2009, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2009
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Revenues	$227.9	100.0%	$340.4	100.0%
Cost of services	194.4	85.3%	282.5	83.0%

Gross profit	33.5	14.7%	57.9	17.0%
Selling, general and administrative expenses	45.0	19.7%	55.8	16.4%
Gain on sale of assets	(0.1)	(0.0)%	(0.2)	(0.0)%
Restructuring charges	0.8	0.3%	3.1	0.9%

Loss from operations	(12.2)	(5.3)%	(0.8)	(0.2)%
Interest and other expense, net	1.7	0.8%	1.4	0.4%

Loss before income taxes	(13.9)	(6.1)%	(2.2)	(0.6)%
Benefit (provision) for income taxes	0.1	0.1%	(0.9)	(0.2)%

Net loss	$(14.0)	(6.2)%	$(1.3)	(0.3)%

Revenues

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$170.8	75.0%	$261.2	76.7%
Residential	57.1	25.0%	79.2	23.3%

Total Consolidated	$227.9	100.0%	$340.4	100.0%

Consolidated revenues for the six months ended March 31, 2010 were $112.5 million less than the six months ended March 31, 2009, a reduction of 33.1%. Each of our two business segments experienced declines in construction activity during 2010, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment and adverse weather in the northeastern and southern regions of the United States during our second quarter of 2010.
Revenues in our Commercial & Industrial segment decreased $90.4 million, or 34.6%, during the six months ended March 31, 2010, compared to the six months ended March 31, 2009. Many of our operating locations experienced revenue declines, as most industry sectors have continued to reduce, delay or cancel proposed construction projects, including office buildings, hotels and retailers. We also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry. We experienced some revenue increases relating to our communications business due to our presence in markets with stronger growth.
Residential segment revenues decreased $22.1 million during the six months ended March 31, 2010, a decrease of 28.0%, compared to the six months ended March 31, 2009, due to the slowdown in both single-family and multi-family housing construction. The ongoing nationwide decline in demand for single-family homes affected our Residential segment, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. In addition, multi-family housing construction declined for the first time in 2009, primarily due to the deferral of certain projects as they await financing or were cancelled altogether. We attribute this decrease largely to reductions in building activity throughout the markets we serve, and to a lesser extent to adverse weather in certain markets in the six months ended March 31, 2010 as well as the effect of intense market competition, which has impacted the prices we ultimately charge our customers.
Gross Profit

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$20.4	12.0%	$39.9	15.3%
Residential	13.1	23.0%	18.0	22.7%

Total Consolidated	$33.5	14.7%	$57.9	17.0%

Our consolidated gross profit for the six months ended March 31, 2010 declined by $24.4 million, or 42.1% compared to consolidated gross profit for the six months ended March 31, 2009. Our overall gross profit percentage of revenue decreased to 14.7% during the six months ended March 31, 2010, compared to 17.0% during the six months ended March 31, 2009, primarily due to higher margin construction projects and increases in costs of materials.
Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2010 decreased $19.5 million compared to the six months ended March 31, 2009. Commercial & Industrial’s gross margin percentage decreased approximately 3.3% during the six months ended March 31, 2010, primarily due to lower margin construction projects and increases in costs of materials.
During the six months ended March 31, 2010, our Residential segment experienced a $4.9 million reduction in gross profit compared to the six months ended March 31, 2009. Gross margin percentage in the Residential segment improved approximately 0.3% to 23.0% during the six months ended March 31, 2010. We attribute much of the improvement in Residential’s gross margin to improved execution particularly in multi-family housing, and the ability to more effectively manage labor costs to meet project demands despite an increase in material costs during the six months in our single family sector.
Selling, General and Administrative Expenses

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Commercial & Industrial	$24.5	14.4%	$29.6	11.4%
Residential	12.6	22.0%	17.6	22.3%
Corporate	7.9	—	8.6	—

Total Consolidated	$45.0	19.7%	$55.8	16.4%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the six months ended March 31, 2010, our selling, general and administrative expenses were $45.0 million, a decrease of $10.8 million, or 19.4%, over the six months ended March 31, 2009. The reduction in 2010 expenses was primarily due to a $10.8 million decrease in employment expenses as a result of our ongoing cost reduction efforts; a $2.1 million decrease in accounting, legal and other professional fees; a $1.3 million decrease in occupancy costs; a $0.7 million decrease related to lower information technology and computer expenses offset by increases of $3.7 million for the write-off of our Centerpoint long-term receivable and $0.9 million of executive severance. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters” of this report.
As of October 1, 2009, we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We reclassified our six months ended March 31, 2009 selling, general and administrative costs using the same methodology.
As a result of our 2009 Restructuring Plan, on October 1, 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization, which changed its reportable segments. These changes to the internal organization included the realignment of our Industrial segment into our Commercial & Industrial segment.
Restructuring Charges
In 2007, we restructured our operations from a decentralized structure into three major lines of business: Commercial, Industrial and Residential. Thereafter, on October 1, 2009 we consolidated the Industrial segment into the Commercial & Industrial segment. These lines of business are supported by two dedicated administrative shared service centers which consolidated many of the administrative functions into centralized locations. In addition, the next level of our business optimization strategy has been to streamline local projects and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past two years to further leverage our resources.

In conjunction with our 2009 Restructuring Plan, we recognized the following costs during the six months ended March 31, 2010 and 2009 (in thousands):

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Severance compensation	$763	$1,676
Consulting and other charges	—	661
Non-cash asset amortization and write-offs	—	804

Total restructuring charges	$763	$3,141

Interest and Other Expense, Net

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Interest expense	$1,937	$1,962
Debt prepayment penalty and deferred cost amortization	148	128

Total interest expense	2,085	2,090
Interest income	(116)	(273)
Other income (expense)	(226)	(473)

Total interest and other expense, net	$1,743	$1,344

During the six months ended March 31, 2010, we incurred interest expense of $2.1 million on an average debt balance of $25.0 million for the Tontine Term Loan and an average letter of credit balance of $23.7 million and an average unused line of credit balance of $36.3 million under the Revolving Credit Facility. This compared to interest expense of $2.1 million for the six months ended March 31, 2009, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $34.0 million and an average unused line of credit balance of $26.0 million.
During the six months ended March 31, 2010, total interest expense was offset by $0.1 million in interest income on an average cash and cash equivalents balance of $55.2 million, compared to $0.3 million in interest income on an average cash and cash equivalents balance of $55.0 million during the six months ended March 31, 2009. Interest income was negatively impacted by lower interest rates which averaged 0.5% during the six months ended March 31, 2010, compared to 1.0% during the six months ended March 31, 2009.
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
The provision for income taxes from continuing operations increased from a benefit of $0.9 million for the six months ended March 31, 2009 to a provision of $126 thousand for the six months ended March 31, 2010. The increase in the provision for income taxes for the six months ended March 31, 2010 is attributable to the increase in loss from continuing operations, a decrease in state income taxes and a decrease in the provision for uncertain tax benefits. The impact of the implementation of the updated standards on business combination did not effect the provision for the six months ended March 31, 2010. As described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 1, “Summary of Significant Accounting Policies” of this report, which is incorporated herein by reference, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements that will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense. After our adoption of the new standards on October 1, 2009, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense.

Working Capital

	March 31,	September 30,
	2010	2009
	(Dollars in millions)

CURRENT ASSETS:
Cash and cash equivalents	$54.2	$64.2
Accounts receivable
Trade, net of allowance of $2.5 and $3.6 respectively	86.6	100.8
Retainage	17.4	26.5
Inventories	9.5	10.1
Costs and estimated earnings in excess of billings on uncompleted contracts	12.9	13.6
Prepaid expenses and other current assets	6.0	6.1

Total current assets	$186.6	$221.3

CURRENT LIABILITIES:
Current maturities of long-term debt	$2.0	$2.1
Accounts payable and accrued expenses	56.7	76.5
Billings in excess of costs and estimated earnings on uncompleted contracts	13.6	21.1

Total current liabilities	$72.3	$99.7

Working capital	$114.3	$121.6

During the six months ended March 31, 2010 working capital decreased by $7.3 million from September 30, 2009, reflecting a $34.7 million decrease in current assets and a $27.4 million decrease in current liabilities during the period.
During the six months ended March 31, 2010 our current assets decreased by $34.7 million, or 15.7%, to $186.6 million, as compared to $221.3 million as of September 30, 2009. Cash and cash equivalents decreased by $10.0 million during six months ended March 31, 2010 as compared to September 30, 2009. Current trade accounts receivables, net, decreased by $14.2 million at March 31, 2010, as compared to September 30, 2009, as days sales outstanding (“DSOs”) increased to 86 days as of March 31, 2010 from 72 days as of September 30, 2009. This increase was driven predominantly by the decline in revenues that we experienced during the six months ended March 31, 2010 as compared to the six months ended September 30, 2009 and, to a lesser extent, slow-downs in receipt of certain customer payments, both of which we attribute to distressed financial markets and the challenging economic environment. Our receivables write-offs have been low as a result of our ability to secure liens against our customers’ over-due receivables, and while collections may be delayed, our secured position ensures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables. We also experienced a $9.1 million decrease in retainage and a $0.7 million decrease in costs in excess of billings during the six months ended March 31, 2010 compared to September 30, 2009, primarily due to the continued reduction in volumes. Inventories decreased by $0.6 million during the six months ended March 31, 2010, compared to September 30, 2009, reflecting our continued reduction in volume, continued success of our strategic efforts to better manage our supply chain through utilization of just-in-time systems, improved material management and a vendor managed inventory strategy. Prepaid expenses and other current assets decreased by a total of $0.1 million during the six months ended March 31, 2010, compared to September 30, 2009.
During the six months ended March 31, 2010 our total current liabilities decreased by $27.4 million to $72.3 million, compared to $99.7 million as of September 30, 2009. During the six months ended March 31, 2010 accounts payable and accrued expenses decreased $19.8 million as a result of lower volume and early pay discounts associated with our preferred vendor program. Billings in excess of costs decreased by $7.5 million during the six months ended March 31, 2010 compared to September 30, 2009, due to our efforts to increase cash flow. Finally, current maturities of long-term debt decreased by $0.1 million during the six months ended March 31, 2010 compared to September 30, 2009.
Liquidity and Capital Resources
As of March 31, 2010, we had cash and cash equivalents of $54.2 million, working capital of $114.3 million, $25.0 million in outstanding borrowings under our Tontine Term Loan, $20.5 million of letters of credit outstanding and $6.3 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed.

Recent distress in the financial markets did not have a significant impact on our overall financial position, results of operations or cash flows as of and for the year ended September 30, 2009, although certain of our operations revenue were impacted during the six months ended March 31, 2010, as a result of the challenging economic environment. We were in compliance with our covenants under our Revolving Credit Facility at March 31, 2010. However, we continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to decreased services as a result of unfavorable weather conditions in many regions of the country. Operating activities used net cash of $8.9 million during the six months ended March 31, 2010, as compared to $4.4 million of net cash used in the six months ended March 31, 2009. The change in operating cash flows in the six months ended March 31, 2010 was due to increased collections of accounts receivable and retainage of $22.0 million, coupled with reduced overall working capital needs during the six months ended March 31, 2009, primarily as a result of lower levels of revenue activity and improved material management, including a vendor managed inventory strategy. Additionally, the reduction of our accounts payable and accrued expenses totaling $19.8 million was primarily due to the overall reduction in our revenues against the same period last year combined with reduced billings in excess of costs on uncompleted projects of $7.5 million compared to the six months ended March 31, 2009.
Investing Activities
In the six months ended March 31, 2010, we used net cash from investing activities of $0.2 million as compared to $3.1 million of net cash used in investing activities in the six months ended March 31, 2009. Investing activities in the six months ended March 31, 2010 included $0.5 million used for capital expenditures partially offset by a cash distribution from an investment of $0.1 million and $0.2 million of proceeds from the sale of equipment. Investing activities in the six months ended March 31, 2009 included $1.3 million used for capital expenditures, partially offset by $0.2 million of proceeds from the sale of equipment. In addition, investing activities in the six months ended March 31, 2009 included $2.0 million used for an investment in EPV Solar, Inc.
Financing Activities
In the six months ended March 31, 2010, financing activities used net cash flow of $0.8 million as compared to $5.7 million in net cash used by financing activities in the six months ended March 31, 2009. The primary change in net cash used in financing activities in the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was due to the acquisition of $4.2 million in treasury stock that occurred during the six months ended March 31, 2009, netted against $0.7 million related to a new insurance financing for the six months ended March 31, 2010. Financing activities in the six months ended March 31, 2010 included $1.4 million used for payments of long-term debt and $0.1 million used for the acquisition of treasury stock. Financing activities in the six months ended March 31, 2009 included $1.4 million used for payments of long-term debt.
Bonding Capacity
At March 31, 2010, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of March 31, 2010, the expected cumulative cost to complete for projects covered by our surety providers was $58.3 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Surety” of this report.
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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. Depending on the circumstances surrounding a reimbursement to our creditor, we may have a charge to earnings in that period. At March 31, 2010, $5.2 million of our outstanding letters of credit were to collateralize our customers and vendors.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2010, an additional $11.8 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2010, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issues on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2010, we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $10.1 million to collateralize our bonding programs.
As of March 31, 2010, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2010	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations	$1,228	$1,060	$—	$25,000	$—	$—	$—	$27,288
Operating lease obligations	$2,824	$5,929	$4,269	$1,743	$692	$133	$21	$15,611
Capital lease obligations	$184	$306	$297	$287	$24	$—	$—	$1,098

Total	$4,236	$7,295	$4,566	$27,030	$716	$133	$21	$43,997

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Outlook
We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will not exceed $1.5 million for the fiscal year ending on September 30, 2010, as we invest in our infrastructure to improve management information and project management systems. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility.
Inflation
During the six months ended March 31, 2010, we experienced general inflationary pressure and specific increases in fuel, steel and copper prices. The combination of these price increases and the continued slowdown in the overall construction sector contributed to our gross margin decline. Over the long-term, we expect to adjust our pricing to incorporate these conditions and other inflationary factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may impact our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations, if any, on the Revolving Credit Facility.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2010 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Removed and Reserved.

ITEM 5. OTHER INFORMATION
The Company held its annual meeting of stockholders in Houston, Texas on February 2, 2010. The following sets forth the matters submitted to a vote of the stockholders:
(A) The individuals listed in the table below were elected to the Board of Directors as stated in the Company’s Proxy Statement dated December 30, 2009, for terms expiring at the 2011 annual stockholders’ meeting and until their successors have been elected and qualified. Each nominee was elected by a vote that totaled more than a majority of the common stock of the Company.

Nominee	Affirmative Votes	Votes Withheld
Charles H. Beynon	13,106,905	25,716
Michael J. Caliel	13,108,617	24,004
Michael J. Hall	13,107,152	25,469
Joseph P. Lash	11,147,167	1,985,454
Donald P. Luke	13,108,885	23,736
John E. Welsh III	13,108,929	23,692
(B) The stockholders ratified the appointment of Ernst & Young LLP to audit the financial statements of the Company and its subsidiaries, by a vote of 13,876,311 shares, with 37,732 shares against and 180 shares abstaining.
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

10.1
Amendment, dated as of April 30, 2010, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and Wells Fargo Capital Finance LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed on May 6, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer (1)

(1)	Filed herewith.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.
Date: May 10, 2010	By:	/s/ Terry L. Freeman Terry L. Freeman
Senior Vice President and Chief Financial Officer

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

10.1
Amendment, dated as of April 30, 2010, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and Wells Fargo Capital Finance LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed on May 6, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer (1)

(1)	Filed herewith.