Form 10-Q
period 2010-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2010-08-09
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of August 6, 2010 of the issuer’s common stock was 14,565,005.

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
•
credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations; and

•
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,725	$64,174
Accounts receivable:
Trade, net of allowance of $3,549 and $3,296, respectively	85,963	100,753
Retainage	17,608	26,516
Inventories	9,831	10,155
Costs and estimated earnings in excess of billings on uncompleted contracts	12,588	13,554
Prepaid expenses and other current assets	5,903	6,118

Total current assets	162,618	221,270
LONG-TERM RECEIVABLE, net of allowance of $3,992 and $278, respectively	312	3,714
PROPERTY AND EQUIPMENT, net	20,808	24,367
GOODWILL	3,981	3,981
OTHER NON-CURRENT ASSETS, net	13,507	15,093

Total assets	$201,226	$268,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,266	$2,086
Accounts payable and accrued expenses	56,410	76,478
Billings in excess of costs and estimated earnings on uncompleted contracts	11,402	21,142

Total current liabilities	69,078	99,706
LONG-TERM DEBT, net of current maturities	10,632	26,601
LONG-TERM DEFERRED TAX LIABILITY	2,290	2,290
OTHER NON-CURRENT LIABILITIES	6,385	7,280

Total liabilities	88,385	135,877

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 shares issued and 14,565,005 and 14,617,741 outstanding, respectively	154	154
Treasury stock, at cost, 842,797 and 790,061 shares, respectively	(14,411)	(14,097)
Additional paid-in capital	171,944	170,732
Accumulated other comprehensive income	(82)	(70)
Retained deficit	(44,764)	(24,171)

Total stockholders’ equity	112,841	132,548

Total liabilities and stockholders’ equity	$201,226	$268,425

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Revenues	$121,405	$172,185
Cost of services	106,328	140,563

Gross profit	15,077	31,622
Selling, general and administrative expenses	21,098	26,838
Gain on sale of assets	(113)	(221)
Restructuring charges	—	633

Income (loss) from operations	(5,908)	4,372

Interest and other (income) expense:
Interest expense	784	1,325
Interest income	(92)	(67)
Other (income) expense, net	55	276

Interest and other expense, net	747	1,534

Income (loss) from operations before income taxes	(6,655)	2,838
Provision (benefit) for income taxes	(98)	1,541

Net income (loss)	$(6,557)	$1,297

Income (loss) per share
Basic	$(0.45)	$0.09
Diluted	$(0.45)	$0.09

Shares used in the computation of loss per share (Note 4):
Basic	14,425,119	14,339,066
Diluted	14,425,119	14,403,139
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Revenues	$349,272	$512,618
Cost of services	300,675	423,095

Gross profit	48,597	89,523
Selling, general and administrative expenses	66,075	82,668
Gain on sale of assets	(165)	(399)
Restructuring charges	763	3,774

Income (loss) from operations	(18,076)	3,480

Interest and other (income) expense:
Interest expense	2,869	3,415
Interest income	(208)	(340)
Other income, net	(172)	(197)

Interest and other expense, net	2,489	2,878

Income (loss) from operations before income taxes	(20,565)	602
Provision (benefit) for income taxes	28	613

Net loss	$(20,593)	$(11)

Loss per share
Basic	$(1.43)	$(0.00)
Diluted	$(1.43)	$(0.00)

Shares used in the computation of loss per share (Note 4):
Basic	14,403,925	14,326,747
Diluted	14,403,925	14,326,747
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,593)	$(11)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	—	(61)
Bad debt expense	6,686	1,295
Deferred financing cost amortization	223	191
Depreciation and amortization	4,014	6,237
Gain on sale of assets	(165)	(399)
Non-cash compensation expense	1,071	1,745
Paid in kind interest	—	678
Equity in (gains) losses of investment	—	33
Goodwill adjustment — utilization of deferred tax assets	—	65
Changes in operating assets and liabilities
Accounts receivable	20,726	6,325
Inventories	324	2,782
Costs and estimated earnings in excess of billings	966	(1,007)
Prepaid expenses and other current assets	1,044	(123)
Other non-current assets	41	5,535
Accounts payable and accrued expenses	(20,068)	(19,945)
Billings in excess of costs and estimated earnings	(9,740)	695
Other non-current liabilities	(895)	1,538

Net cash provided by (used in) continuing operations	(16,366)	5,573
Net cash provided by discontinued operations	—	1,327

Net cash provided by (used in) operating activities	(16,366)	6,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(536)	(4,054)
Proceeds from sales of property and equipment	246	226
Investment in unconsolidated affiliates	—	(2,150)
Distribution from unconsolidated affiliates	393	—

Net cash provided by (used in) investing activities	103	(5,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	753	1,055
Repayments of debt	(17,542)	(1,841)
Purchase of treasury stock	(172)	(4,301)
Payments for debt issuance costs	(225)	—

Net cash used in financing activities	(17,186)	(5,087)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,449)	(4,165)
CASH AND CASH EQUIVALENTS, beginning of period	64,174	64,709

CASH AND CASH EQUIVALENTS, end of period	$30,725	$60,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,334	$2,370
Cash paid for income taxes	$284	$779
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)
1. BUSINESS
Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to establish a leading national provider of electrical services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets. We provide a broad range of services, including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.
Our electrical contracting services include design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We service commercial, industrial and residential markets and have a diverse customer base, including: general contractors; property managers and developers; corporations; government agencies; municipalities; and homeowners. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as hospitals or power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities and residential developments, including both single-family housing and multi-family apartment complexes. We also offer low voltage contracting services as a complement to our electrical contracting business. Our low voltage services include design and installation of structured cabling for corporations, universities, data centers and switching stations for data communications companies as well as the installation of fire and security alarm systems. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity.
CONTROLLING SHAREHOLDER
At June 30, 2010, Tontine Capital Partners, L.P. together with its affiliates (“Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to — Note 11, “Controlling Shareholder” to these Condensed Consolidated Financial Statements.
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
In December 2007, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements. The changes require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The updated standards eliminate the step acquisition model, change the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallow the capitalization of transaction costs, and change when restructuring charges related to acquisitions can be recognized. The new standards became effective for us on October 1, 2009. The implementation of the updated standards on business combinations did not effect the provision for the quarter ended June 30, 2010.
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
We have completed the wind down of our discontinued operations. All substantive assets have been sold or transferred and liabilities have been retired. There is no longer any operating activity or material outstanding balances. We have classified the remaining balances as continuing operations.
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
In March 2010, we reserved the remaining balance of $3.7 million. We will continue to monitor the proceedings and evaluate any potential future collectability. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters” of this report.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, notes payable issued to finance insurance policies, and the Tontine Term Loan. We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan in the accompanying consolidated balance sheets, approximates their fair value due to their short-term nature.
We estimate that the fair value of the Tontine Term Loan is $11.1 million based on comparable debt instruments at June 30, 2010. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity — The Tontine Capital Partners Term Loan” of this report.
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
During the three months ended June 30, 2010 and 2009, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of zero and $0.6 million associated with the 2009 Restructuring Plan. Costs incurred related to our Commercial & Industrial segment were zero and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. Costs incurred related to our Residential segment were zero and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. Costs related to our Corporate office were zero and $(0.1) for the three months ended June 30, 2010 and 2009, respectively.
During the nine months ended June 30, 2010 and 2009, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0.8 million and $3.8 million associated with the 2009 Restructuring Plan. Costs incurred related to our Commercial & Industrial segment were $0.7 million and $1.1 million for the nine months ended June 30, 2010 and 2009, respectively. Costs incurred related to our Residential segment were zero and $2.0 million for the nine months ended June 30, 2010 and 2009, respectively. Costs incurred related to our Corporate office were $0.1 million and $0.7 million for the nine months ended June 30, 2010 and 2009, respectively.
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. As a result of the expanded 2009 Restructuring Plan, we now manage and measure performance of our business in two distinct operating segments: Commercial & Industrial and Residential. As part of this expanded 2009 Restructuring Plan, we do not expect to exceed $0.5 million in additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings over the remainder of our current fiscal year.
The following table summarizes the activities related to our restructuring activities by component (in thousands):

	Severance	Consulting/
	Charges	Other Charges	Total

Restructuring liability at September 30, 2009	$2,097	$81	$2,178
Restructuring charges incurred	763	—	763
Cash payments made	(2,723)	(81)	(2,804)

Restructuring liability at June 30, 2010	$137	$—	$137

3. DEBT AND LIQUIDITY
Debt consists of the following (in thousands):

	June 30,	September 30,
	2010	2009
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$25,000
Insurance Financing Agreements	1,233	2,912
Capital leases and other	665	775

Total debt	11,898	28,687

Less — Short-term debt and current maturities of long-term debt	(1,266)	(2,086)

Total long-term debt	$10,632	$26,601

Future payments on debt at June 30, 2010 are as follows (in thousands):

	Capital Leases	Term Debt	Total

2010	$93	$417	$510
2011	306	816	1,122
2012	297	—	297
2013	287	10,000	10,287
2014	24	—	24
Thereafter	—	—	—
Less: Imputed Interest	(342)	—	(342)

Total	$665	$11,233	$11,898

For the three months ended June 30, 2010 and 2009, we incurred interest expense of $0.8 million and $1.3 million, respectively. For the nine months ended June 30, 2010 and 2009, we incurred interest expense of $2.9 million and $3.4 million, respectively.
The Tontine Term Loan
On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P., (“TCP 2”). We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (defined below) with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.
Insurance Financing Agreements
From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“Insurance Financing Agreements”). We previously referred to these financing arrangements as the “Camden Notes.”
Insurance Financing Agreements consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
Insurance Note Payable, due September 1, 2010, bearing interest at 4.99%	$147	$—
Insurance Note Payable, due June 1, 2010, bearing interest at 4.59%	—	719
Insurance Note Payable, due August 1, 2011, bearing interest at 4.99%	977	1,986
Insurance Note Payable, due November 1, 2010, bearing interest at 4.99%	109	—
Insurance Note Payable, due January 1, 2010, bearing interest at 5.99%	—	207

Total Insurance Financing Agreements	$1,233	$2,912

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

The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. The Loan and Security Agreement, as amended, provided us with access to a $60.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventory.
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
Under the terms of the Revolving Credit Facility in effect as of June 30, 2010, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

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
At June 30, 2010, we had $7.9 million available to us under the Revolving Credit Facility, based on a borrowing base of $28.6 million, $20.7 million in outstanding letters of credit, and no outstanding borrowings.
At June 30, 2010, our Total Liquidity was $40.3 million. For the nine months ended June 30, 2010, we paid no interest for loans under the Revolving Credit Facility and a weighted average interest rate, including fronting fees, of 3.5% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.5%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended. Finally, the Revolving Credit Facility would have been subject to termination charges of 0.25% of the total borrowing capacity if such termination occurred on or after May 12, 2011 and $50,000 anytime thereafter.
As of June 30, 2010, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of June 30, 2010, our Total Liquidity was in excess of $25.0 million. Had our Total Liquidity been less than $25.0 million at June 30, 2010, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.
As of June 30, 2009, we were subject to the financial covenant under the Revolving Credit Facility, requiring that we maintain the 1.0:1.0 fixed charge coverage ratio at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $50.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $50.0 million for a period of 60 consecutive days. As of June 30, 2009, our Total Liquidity was in excess of $50.0 million.
In the event that we are not able to meet the financial covenant of our amended Revolving Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.
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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months and nine months ended June 30, 2010 and 2009 (in thousands, except per share and per share data):

	Three Months Ended
	June 30,
	2010	2009
Numerator:
Net income (loss) attributable to common shareholders	$(6,557)	$1,272
Net income attributable to restricted shareholders	—	25

Net income (loss)	$(6,557)	$1,297

Denominator:
Weighted average common shares outstanding — basic	14,425,119	14,339,066
Effect of dilutive stock options and non-vested restricted stock	—	64,073

Weighted average common and common equivalent shares outstanding — diluted	14,425,119	14,403,139

Earnings (loss) per share
Basic	$(0.45)	$0.09
Diluted	$(0.45)	$0.09

	Nine Months Ended
	June 30,
	2010	2009
Numerator:
Net loss attributable to common shareholders	$(20,593)	$(11)
Net income attributable to restricted shareholders	—	—

Net loss	$(20,593)	$(11)

Denominator:
Weighted average common shares outstanding — basic	14,403,925	14,326,747
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,403,925	14,326,747

Loss per share
Basic	$(1.43)	$(0.00)
Diluted	$(1.43)	$(0.00)
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
As of October 1, 2009 we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We have reclassified our three months and nine months ended June 30, 2009 selling, general and administrative costs using the same methodology.
Segment information for continuing operations for the three months and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30, 2010 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$89,916	$31,489	$—	$121,405
Cost of services	81,176	25,152	—	106,328

Gross profit	8,740	6,337	—	15,077
Selling, general and administrative	11,475	6,086	3,537	21,098
Loss (gain) on sale of assets	(68)	29	(74)	(113)
Restructuring charge	—	—	—	—

Income (loss) from operations	$(2,667)	$222	$(3,463)	$(5,908)

Other data:
Depreciation and amortization expense	$319	$144	$756	$1,219
Capital expenditures	$29	$5	$—	$34
Total assets	$101,389	$31,368	$68,469	$201,226

	Three Months Ended June 30, 2009 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$134,451	$37,734	$—	$172,185
Cost of services	112,263	28,300	—	140,563

Gross profit	22,188	9,434	—	31,622
Selling, general and administrative	14,443	8,042	4,353	26,838
Loss (gain) on sale of assets	(239)	15	3	(221)
Restructuring charge	438	260	(65)	633

Income (loss) from operations	$7,546	$1,117	$(4,291)	$4,372

	Three Months Ended June 30, 2009 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Other data:
Depreciation and amortization expense	$632	$432	$475	$1,539
Capital expenditures	$1,225	$73	$1,453	$2,751
Total assets	$153,279	$39,299	$107,307	$299,885

	Nine Months Ended June 30, 2010 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$260,723	$88,549	$—	$349,272
Cost of services	231,567	69,108	—	300,675

Gross profit	29,156	19,441	—	48,597
Selling, general and administrative	36,001	18,635	11,439	66,075
Loss (gain) on sale of assets	(117)	26	(74)	(165)
Restructuring charge	714	—	49	763

Income (loss) from operations	$(7,442)	$780	$(11,414)	$(18,076)

Other data:
Depreciation and amortization expense	$1,173	$541	$2,300	$4,014
Capital expenditures	$245	$83	$208	$536

	Nine Months Ended June 30, 2009 (Unaudited)
	Commercial &
	Industrial	Residential	Corporate	Total
Revenues	$395,636	$116,982	$—	$512,618
Cost of services	333,563	89,532	—	423,095

Gross profit	62,073	27,450	—	89,523
Selling, general and administrative	44,121	25,703	12,844	82,668
Loss (gain) on sale of assets	(430)	29	2	(399)
Restructuring charge	1,125	1,981	668	3,774

Income (loss) from operations	$17,257	$(263)	$(13,514)	$3,480

Other data:
Depreciation and amortization expense	$1,473	$1,885	$2,635	$5,993
Capital expenditures	$1,621	$338	$2,095	$4,054
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
Treasury Stock
On December 12, 2007, we entered into an amendment to our Loan and Security Agreement. The amendment allowed us to implement a stock repurchase program for up to one million shares of our common stock over the following 24 months. On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase program was authorized through December 2009. As of the program’s termination on December 31, 2009, we repurchased 886,360 shares of common stock at an average cost of $16.24 per share.
During the nine months ended June 30, 2010, 12,886 shares of common stock were issued from treasury stock for a restricted stock grant.

During the nine months ended June 30, 2010, we repurchased 27,622 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, and 38,000 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock.
Restricted Stock
We granted 12,886 shares of restricted stock to an employee during the nine months ended June 30, 2010. These restricted shares were granted at $5.82 per share. These shares will vest on December 15, 2010.
We granted 180,100 shares of restricted stock to our employees during the nine months ended June 30, 2009, of which 27,400 have been forfeited as of June 30, 2010. These restricted shares were granted at prices ranging from $8.44 to $12.31 per share with a weighted average price of $8.60 per share under various vesting terms.
During the three months ended June 30, 2010 and 2009, we recognized $0.1 million and $0.4 million, respectively, in compensation expense related to these awards. During the nine months ended June 30, 2010 and 2009, we recognized $1.0 million and $1.3 million, respectively, in compensation expense related to these awards. As of June 30, 2010, the unamortized compensation cost related to outstanding unvested restricted stock was $0.4 million. We expect to recognize $0.1 million related to these awards during the remaining three months of our 2010 fiscal year, and $0.3 million thereafter.
All the restricted shares granted under the 2006 Plan (vested or unvested) participate in dividends, if any, issued to common shareholders.
Phantom Stock Units
For the three months and nine months ended June 30, 2010, we recognized $13 thousand and $138 thousand, respectively, in compensation for Phantom Stock Units (“PSU’s”) granted to the members of the Board of Directors in May 2010 and March 2010. These PSU’s will be paid via unrestricted stock grants to each board member upon their departure.
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
During the nine months ended June 30, 2010 and 2009, we granted no stock options.
During the three months ended June 30, 2010 and 2009, we recognized $14 thousand and $29 thousand, respectively, in compensation expense related to these previously granted stock options. During the nine months ended June 30, 2010 and 2009, we recognized $0.1 million and $0.4 million, respectively, in compensation expense related to these awards. As of June 30, 2010, the unamortized compensation cost related to outstanding unvested stock options was $21 thousand. We expect to recognize $5 thousand of equity based compensation expense related to these awards during the remaining three months of our 2010 fiscal year, and $16 thousand thereafter.
The following table summarizes activity regarding our stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, June 30, 2010	158,500	$18.66

Exercisable, June 30, 2010	155,167	$18.62

The following table summarizes all options outstanding and exercisable at June 30, 2010:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	June 30, 2010	in Years	Exercise Price	June 30, 2010	Exercise Price
$12.31 – $18.79	123,500	6.37	$17.02	123,500	$17.02
$20.75 – $25.08	35,000	6.98	24.46	31,667	24.85

	158,500	6.50	$18.66	155,167	$18.62

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised options expire between July 2016 and January 2018.
7. SECURITIES AND EQUITY INVESTMENTS
Investment in EPV Solar
Our investment in EPV Solar, Inc. (“EPV”) consists of the following debt and equity instruments (in thousands):

	June 30,	September 30,
	2010	2009
Common stock (25.2 million shares)	$—	$—
Convertible note receivable	100	150
Stock warrants (0.5 million warrants / strike at $1.25)	—	—
Stock warrants (1.2 million warrants / strike at $0.54)	—	—

Total investment, net of impairment	$100	$150

We have recognized an impairment loss on the entire carrying value for all of these instruments, excluding our convertible note receivable, based on our assessment of their fair market values in the previous fiscal year.
Our convertible note receivable has a $1.1 million face value, with a 1% interest rate payable in-kind with interest paid semi-annually on December 1 and June 1, and is due on June 1, 2016. We accounted for our convertible note receivable as an available-for-sale security at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax, unless such loss was other than temporary and related to credit losses, then the loss would be recorded to other expense.
On February 24, 2010, EPV filed for Chapter 11 bankruptcy protection. As a result of events subsequent to this filing, we recorded an additional $50 thousand of impairment based on the amount that we ultimately believe we will realize from this investment. At June 30, 2010, we believe the carrying value of our convertible note receivable approximates fair market value. Our $0.1 million investment is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet.
Investment in EnerTech Capital Partners II L.P.
Our investment in EnerTech Capital Partners II L.P. (“EnerTech”) is approximately 2% of the overall ownership in EnerTech at June 30, 2010 and September 30, 2009. As such, we accounted for this investment using the cost method of accounting.
In May 2010, we received a $0.3 million cash distribution from EnerTech. We recorded this distribution as a reduction of our investment.
EnerTech’s investment portfolio periodically results in unrealized losses reflecting a possible, other-than temporary impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at June 30, 2010 and September 30, 2009 was $2.0 million and $2.5 million, respectively, and is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of June 30, 2010 and September 30, 2009 (in thousands):

	June 30,	September 30,
	2010	2009
Carrying value	$2,013	$2,491
Unrealized gains (losses)	107	276

Fair value	$2,120	$2,767

On December 31, 2009, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund for an additional year through December 31, 2010. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2011 with the consent of the fund’s valuation committee.
Arbinet Corporation
On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet Corporation (“Arbinet”), formerly Arbinet-thexchange Inc. The investment is an available-for-sale marketable security and is currently recorded as a component of Other Non-Current Assets in our consolidated balance sheet. Unrealized gains and losses are recorded to other comprehensive income.
On June 11, 2010, Arbinet consummated a 1-for-4 reverse common stock split. As a result of this transaction, we now hold 8,241 shares of Arbinet common stock.
The amount of unrealized holding losses included in other comprehensive income at June 30, 2010 and September 30, 2009 is $82 thousand and $70 thousand, respectively. Both the carrying and market value of the investment at June 30, 2010 and September 30, 2009 were $65 thousand and $78 thousand, respectively.
8. EMPLOYEE BENEFIT PLANS
Executive Savings Plan
Under the Executive Deferred Compensation Plan adopted on July 1, 2004 (the “Executive Savings Plan”), certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a Plan Year. The Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose.
On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the Executive Savings Plan were zero for the three months ended June 30, 2010 and 2009.
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
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Equity securities	$65	$65	$—	$—
Debt securities	100	—	—	100
Executive Savings Plan assets	807	807	—	—
Executive Savings Plan liabilities	(820)	(820)	—	—

Total	$152	$52	$—	$100

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
We estimated the fair value of our debt securities based on current available information surrounding the private company in which we invested. In the quarter ended June 30, 2010, we recognized a $50 thousand impairment to our debt securities as detailed in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 7, “Securities and Equity Investments — Investment in EPV Solar.” The fair value of the investments in debt securities was $100 thousand at June 30, 2010 and $150 thousand at September 30, 2009.
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
Our breach of contract claim for non-payment arises out of labor and services that we provided to the project property pursuant to written subcontract agreements with Centerpoint Construction. We do not have reason to believe that Centerpoint Construction has assets to satisfy any significant part of the claim. Our claim against Tempe Land Company is based on Arizona’s mechanics’ lien statutes, which provide for security interests against real property for the value of services provided to real property by a contractor, such as us. The possibility of collection by foreclosing on the mechanics’ lien depends on two primary issues: (1) whether our, and the other mechanics’ lien claimants’, encumbrance against the project is superior to the project lender’s deeds of trust on the project, and (2) whether the project property, if sold at foreclosure, would raise sufficient proceeds to pay the collective mechanics’ lien claims brought by us and the other mechanics’ lien claimants.

In March 2009, following Tempe Land Company filing for bankruptcy, we transferred $4.0 million of trade accounts receivable to long-term receivable. At the same time, we reserved the costs in excess of billings of $0.3 million associated with this receivable.
In April 2010, the project property was sold at foreclosure to the project lender. In this sale, the project lender acquired the project property subject only to superior encumbrances. The priority of the mechanics’ lien claims over the project lender’s deeds of trust will be determined after legal briefing and oral argument scheduled for August 2010. If our and the other lien claimants’ claims are determined to not have priority over the project lender’s deeds of trust, we will not be able to collect on our lien. If our and the other claimants’ lien claims are determined to have priority over the lender’s deeds of trust, it is estimated that net proceeds of approximately $20 million from a subsequent foreclosure sale of the property would be required to pay our and the other lien claimants’ claims in full. If our and the other lien claimants’ claims have priority and the property is sold at foreclosure for less than the approximate $20 million necessary to satisfy our and the other lien claims in full, then each lien claim will be paid pro rata from the proceeds of the foreclosure sale.
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
In March 2010, the U.S. District Court in North Carolina issued its decision on motions to dismiss filed by defendants, dismissing all pending claims against us, with prejudice. Subsequently, two parties to the lawsuit filed a joint motion for reconsideration, which, on July 19, 2010, was granted, permitting such parties to amend their pleadings to reassert claims against us. Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that could mitigate potential exposure. As of June 30, 2010, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Self-Insurance
We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2010, we had $6.4 million accrued for self-insurance liabilities, including $1.0 million for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $0.5 million to $1.0 million. As of June 30, 2010, we had reserved $0.5 million for these claims.
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

As is common in the surety industry, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives would include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result can be a claim for damages by the customer for the costs of replacing us with another contractor.
As of June 30, 2010, we utilized a combination of cash and letters of credit totaling $10.1 million to collateralize our obligations to our sureties, which was comprised of $3.5 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets in our consolidated balance sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility. As of June 30, 2010, the estimated cost to complete our bonded projects was approximately $117.9 million. On May 7, 2010 we entered into a new surety agreement. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
Other Commitments and Contingencies
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2010, $11.8 million of our outstanding letters of credit were utilized to collateralize our insurance program.
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly-owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. As these sales were assets sales, rather than stock sales, we may be required to fulfill obligations that were assigned or sold to others, if the purchaser is unwilling or unable to perform the transferred liabilities. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of June 30, 2010, all projects transferred have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2010, we had no open purchase commitments.
11. CONTROLLING SHAREHOLDER
On May 13, 2010, Tontine, filed an amended Schedule 13D. On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly $10.0 million remains outstanding.
Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our $60 million Revolving Credit facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

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
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. We now manage and measure performance of our business in two distinct operating segments: Commercial & Industrial and Residential. These segments are reflective of how the Company’s Chief Operation Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. Prior period disclosures have been adjusted to reflect the change in reportable segments. As part of this expanded 2009 Restructuring Plan, we do not expect to exceed $0.5 million in additional pre-tax restructuring charges, including severance benefits and facility consolidations and closings over the remainder of our current fiscal year.
Details regarding the components of the restructuring charges are described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 2, “Strategic Actions” of this report, which is incorporated herein by reference.
FINANCING
The Tontine Term Loan
On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P., (“TCP 2”). We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (defined below) with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

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
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. The Loan and Security Agreement, as amended, provided us with access to a $60.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventory.
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
At June 30, 2010, we had $7.9 million available to us under the Revolving Credit Facility, based on a borrowing base of $28.6 million, $20.7 million in outstanding letters of credit, and no outstanding borrowings.
The financial covenants in effect as of June 30, 2010 under the Revolving Credit Facility are described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 3, “Debt and Liquidity” of this report.
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

As is common in the surety industry, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives would include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result can be a claim for damages by the customer for the costs of replacing us with another contractor.
As of June 30, 2010, we utilized a combination of cash and letters of credit totaling $10.1 million to collateralize our obligations to our sureties, which was comprised of $3.5 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in Other Non-Current Assets in our consolidated balance sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility. As of June 30, 2010, the estimated cost to complete our bonded projects was approximately $117.9 million. On May 7, 2010 we entered into a new surety agreement. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 2009
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Revenues	$121.4	100.0%	$172.2	100.0%
Cost of services	106.3	87.6%	140.6	81.6%

Gross profit	15.1	12.4%	31.6	18.4%
Selling, general and administrative expenses	21.1	17.4%	26.9	15.6%
Gain on sale of assets	(0.1)	(0.1)%	(0.2)	(0.1)%
Restructuring charges	—	—%	0.6	0.4%

Income (loss) from operations	(5.9)	(4.9)%	4.3	2.5%
Interest and other expense, net	0.8	0.6%	1.5	0.9%

Loss before income taxes	(6.7)	(5.5)%	2.8	1.6%
Provision for income taxes	(0.1)	(0.1)%	1.5	0.9%

Net loss	$(6.6)	(5.4)%	$1.3	0.7%

Revenues

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Commercial & Industrial	$89.9	74.1%	$134.5	78.1%
Residential	31.5	25.9%	37.7	21.9%

Total Consolidated	$121.4	100.0%	$172.2	100.0%

Consolidated revenues for the quarter ended June 30, 2010 were $50.8 million less than the quarter ended June 30, 2009, a reduction of 29.5%. Each of our two business segments experienced declines in construction activity during the quarter ended June 30, 2010, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment.
Revenues in our Commercial & Industrial segment decreased $44.6 million, or 33.1%, during the quarter ended June 30, 2010,

compared to the quarter ended June 30, 2009. Many of our operating locations experienced revenue declines, as most industry sectors have continued to reduce, delay or cancel proposed construction projects. We also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry. We experienced some revenue increases relating to our communications business due to our presence in markets with stronger growth.
Residential segment revenues decreased $6.2 million during the quarter ended June 30, 2010, a decrease of 16.6%, compared to the quarter ended June 30, 2009, due to the slowdown in housing construction. The ongoing nationwide decline in demand for single-family homes affected our Residential segment, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. In addition, multi-family housing construction declined markedly in the quarter ended June 30, 2010, primarily due to the deferral of certain projects as they await financing or were cancelled altogether. We attribute this decrease largely to reductions in building activity throughout the markets we serve.
Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Commercial & Industrial	$8.8	9.7%	$22.2	16.5%
Residential	6.3	20.1%	9.4	25.0%

Total Consolidated	$15.1	12.4%	$31.6	18.4%

Our consolidated gross profit for the quarter ended June 30, 2010 declined by $16.5 million, or 52.3% compared to consolidated gross profit for the quarter ended June 30, 2009. Our overall gross profit as a percentage of revenue decreased to 12.4% during the quarter ended June 30, 2010, compared to 18.4% during the quarter ended June 30, 2009, primarily due to a decline in higher margin construction projects and increases in costs of materials.
Our Commercial & Industrial segment’s gross profit during the quarter ended June 30, 2010 decreased $13.4 million compared to the quarter ended June 30, 2009. Commercial & Industrial’s gross margin percentage decreased during the quarter ended June 30, 2010, primarily due to a decline in higher margin construction projects and increases in costs of materials.
During the quarter ended June 30, 2010, our Residential segment experienced a $3.1 million reduction in gross profit compared to the quarter ended June 30, 2009. Gross margin percentage in the Residential segment declined to 20.1% during the quarter ended June 30, 2010. We attribute the decline in Residential’s gross margin to the decline in higher margin multi-family housing projects, an increase in material costs and intensified market competition during our third quarter 2010 in our single family sector.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Commercial & Industrial	$11.5	12.8%	$14.4	10.7%
Residential	6.1	19.3%	8.1	21.3%
Corporate	3.5	—	4.4	—

Total Consolidated	$21.1	17.4%	$26.9	15.6%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the quarter ended June 30, 2010, our selling, general and administrative expenses were $21.1 million, a decrease of $5.8 million, or 21.4%, over the quarter ended June 30, 2009. The reduction in 2010 expenses was primarily due to decreases of $5.7 million in employment expenses as a result of our ongoing cost reduction efforts and $1.0 million in accounting, legal and other professional fees offset by an increase of $1.0 million in the allowance for doubtful accounts. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters” of this report.

As of October 1, 2009, we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We reclassified our quarter ended June 30, 2009 selling, general and administrative costs using the same methodology.
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
The costs associated with our 2009 Restructuring Plan are decreasing as we near completion of the Plan. In conjunction with our 2009 Restructuring Plan, we recognized the following costs during the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Severance compensation	$—	$217
Consulting and other charges	—	14
Non-cash asset amortization and write-offs	—	402

Total restructuring charges	$—	$633

Interest and Other Expense, Net

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Interest expense	$708	$1,262
Debt prepayment penalty and deferred cost amortization	76	63

Total interest expense	784	1,325
Interest income	(92)	(67)
Other income (expense)	55	276

Total interest and other expense, net	$747	$1,534

During the quarter ended June 30, 2010, we incurred interest expense of $0.8 million on an average debt balance of $15.0 million for the Tontine Term Loan and an average letter of credit balance of $20.5 million and an average unused line of credit balance of $39.5 million under the Revolving Credit Facility. This compared to interest expense of $1.3 million for the quarter ended June 30, 2009, on an average debt balance of $25.2 million on the Tontine Term Loan and an average letter of credit balance of $25.7 million and an average unused line of credit balance of $34.3 million.
During the quarter ended June 30, 2010, total interest expense was offset by $0.1 million in interest income on an average cash and cash equivalents balance of $40.2 million, compared to $0.1 million in interest income on an average cash and cash equivalents balance of $54.1 million during the quarter ended June 30, 2009. Interest income was derived from average interest rates of 0.5 percent during the quarter ended June 30, 2010, and 0.5 percent during the quarter ended June 30, 2009.

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
The provision for income taxes decreased from a provision of $1.5 million for the quarter ended June 30, 2009 to a benefit of $98 thousand for the quarter ended June 30, 2010. The decrease in the provision for income taxes for the quarter ended June 30, 2010 is attributable to the increase in net loss, a decrease in state income taxes and a decrease in the provision for uncertain tax benefits. The implementation of the updated standards on business combinations did not effect the provision for the quarter ended June 30, 2010. As described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 1, “Summary of Significant Accounting Policies” of this report, which is incorporated herein by reference, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements that will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense. After our adoption of the new standards on October 1, 2009, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2009
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Revenues	$349.3	100.0%	$512.6	100.0%
Cost of services	300.7	86.1%	423.1	82.5%

Gross profit	48.6	13.9%	89.5	17.5%
Selling, general and administrative expenses	66.1	18.9%	82.7	16.1%
Gain on sale of assets	(0.2)	—%	(0.4)	(0.1)%
Restructuring charges	0.8	0.2%	3.7	0.7%

Loss from operations	(18.1)	(5.2)%	3.5	0.8%
Interest and other expense, net	2.5	0.7%	2.9	0.6%

Loss before income taxes	(20.6)	(5.9)%	0.6	0.2%
Benefit (provision) for income taxes	—	—%	0.6	0.1%

Net loss	$(20.6)	(5.9)%	$—	0.1%

Revenues

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Commercial & Industrial	$260.7	74.6%	$395.6	77.2%
Residential	88.6	25.4%	117.0	22.8%

Total Consolidated	$349.3	100.0%	$512.6	100.0%

Consolidated revenues for the nine months ended June 30, 2010 were $163.3 million less than the nine months ended June 30, 2009, a reduction of 31.9%. Each of our two business segments experienced declines in construction activity during the nine months ended June 30, 2010, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment.

Revenues in our Commercial & Industrial segment decreased $134.9 million, or 34.1%, during the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009. Many of our operating locations experienced revenue declines, as most industry sectors have continued to reduce, delay or cancel proposed construction projects. We also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry. We experienced some revenue increases relating to our communications business due to our presence in markets with stronger growth.
Residential segment revenues decreased $28.4 million during the nine months ended June 30, 2010, a decrease of 24.3%, compared to the nine months ended June 30, 2009, due to the slowdown in housing construction. The ongoing nationwide decline in demand for single-family homes adversely affected our Residential segment, particularly in markets such as Southern California, Arizona, Georgia, Nevada and Texas. In addition, multi-family housing construction has continued to decline, primarily due to the deferral of certain projects as they await financing or were cancelled altogether.
Gross Profit

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Commercial & Industrial	$29.2	11.2%	$62.1	15.7%
Residential	19.4	22.0%	27.4	23.5%

Total Consolidated	$48.6	13.9%	$89.5	17.5%

Our consolidated gross profit for the nine months ended June 30, 2010 declined by $40.9 million, or 45.7% compared to consolidated gross profit for the nine months ended June 30, 2009. Our overall gross profit as a percentage of revenue decreased to 13.9% during the nine months ended June 30, 2010, compared to 17.5% during the nine months ended June 30, 2009, primarily due to lower margin construction projects and increases in costs of materials.
Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2010 decreased $32.9 million compared to the nine months ended June 30, 2009. Commercial & Industrial’s gross margin percentage decreased during the nine months ended June 30, 2010, primarily due to lower margin construction projects and increases in costs of materials.
During the nine months ended June 30, 2010, our Residential segment experienced a $8.0 million reduction in gross profit compared to the nine months ended June 30, 2009. Gross margin percentage in the Residential segment decreased to 22.0% during the nine months ended June 30, 2010. We attribute much of the decline in Residential’s gross margin to an increase in material costs, decreased pricing and intensified market competition during the nine months ended June 30, 2010 in our single family sector.
Selling, General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Commercial & Industrial	$36.0	13.8%	$44.1	11.2%
Residential	18.6	21.0%	25.7	22.0%
Corporate	11.5	—	12.9	—

Total Consolidated	$66.1	18.9%	$82.7	16.1%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the nine months ended June 30, 2010, our selling, general and administrative expenses were $66.1 million, a decrease of $16.6 million, or 20.1%, over the nine months ended June 30, 2009. The reduction in 2010 expenses was primarily due to a $16.2 million decrease in employment expenses as a result of our ongoing cost reduction efforts; a $3.1 million decrease in accounting, legal and other professional fees; and a $1.7 million decrease in occupancy costs offset by increases of $3.7 million for the write-off of our Centerpoint long-term receivable; $1.7 million in the allowance for doubtful accounts; $0.8 million decrease in travel expenses; and $0.5 million of severance. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters” of this report.
As of October 1, 2009, we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We reclassified our nine months ended June 30, 2009 selling, general and administrative costs using the same methodology.
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
The costs associated with our 2009 Restructuring Plan are decreasing as we near completion of the Plan. In conjunction with our 2009 Restructuring Plan, we recognized the following costs during the nine months ended June 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Severance compensation	$763	$1,894
Consulting and other charges	—	674
Non-cash asset amortization and write-offs	—	1,206

Total restructuring charges	$763	$3,774

Interest and Other Expense, Net

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Interest expense	$2,646	$3,224
Debt prepayment penalty and deferred cost amortization	223	191

Total interest expense	2,869	3,415
Interest income	(208)	(340)
Other income (expense)	(172)	(197)

Total interest and other expense, net	$2,489	$2,878

During the nine months ended June 30, 2010, we incurred interest expense of $2.9 million on an average debt balance of $21.7 million for the Tontine Term Loan and an average letter of credit balance of $22.6 million and an average unused line of credit balance of $37.4 million under the Revolving Credit Facility. This compared to interest expense of $3.4 million for the nine months ended June 30, 2009, on an average debt balance of $25.2 million on the Tontine Term Loan and an average letter of credit balance of $31.3 million and an average unused line of credit balance of $28.7 million.
During the nine months ended June 30, 2010, total interest expense was offset by $0.2 million in interest income on an average cash and cash equivalents balance of $50.2 million, compared to $0.3 million in interest income on an average cash and cash equivalents balance of $54.7 million during the nine months ended June 30, 2009. Interest income was negatively impacted by lower interest rates which averaged 0.5 percent during the nine months ended June 30, 2010, compared to 0.8 percent during the nine months ended June 30, 2009.

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
The provision for income taxes decreased from a provision of $0.6 million for the nine months ended June 30, 2009 to a provision of $28 thousand for the nine months ended June 30, 2010. The decrease in the provision for income taxes for the nine months ended June 30, 2010 is attributable to the increase in net loss, a decrease in state income taxes and a decrease in the provision for uncertain tax benefits. The implementation of the updated standards on business combinations did not effect the provision for the nine months ended June 30, 2010. As described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 1, “Summary of Significant Accounting Policies” of this report, which is incorporated herein by reference, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements that will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense. After our adoption of the new standards on October 1, 2009, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense.
Working Capital

	June 30,	September 30,
	2010	2009
	(Dollars in millions)

CURRENT ASSETS:
Cash and cash equivalents	$30.7	$64.2
Accounts receivable
Trade, net of allowance of $3.5 and $3.3 respectively	86.0	100.8
Retainage	17.6	26.5
Inventories	9.8	10.1
Costs and estimated earnings in excess of billings on uncompleted contracts	12.6	13.6
Prepaid expenses and other current assets	5.9	6.1

Total current assets	$162.6	$221.3

CURRENT LIABILITIES:
Current maturities of long-term debt	$1.3	$2.1
Accounts payable and accrued expenses	56.4	76.5
Billings in excess of costs and estimated earnings on uncompleted contracts	11.4	21.1

Total current liabilities	$69.1	$99.7

Working capital	$93.5	$121.6

During the nine months ended June 30, 2010 working capital decreased by $28.1 million from September 30, 2009, reflecting a $58.7 million decrease in current assets and a $30.6 million decrease in current liabilities during the period.
During the nine months ended June 30, 2010 our current assets decreased by $58.7 million, or 26.5%, to $162.6 million, as compared to $221.3 million as of September 30, 2009. Cash and cash equivalents decreased by $33.5 million during nine months ended June 30, 2010 as compared to September 30, 2009. Current trade accounts receivables, net, decreased by $14.8 million at June 30, 2010, as compared to September 30, 2009. Days sales outstanding (“DSOs”) increased to 79 days as of June 30, 2010 from 72 days as of September 30, 2009. This increase was driven predominantly by slow-downs in receipt of certain customer payments, which we attribute to distressed financial markets and the challenging economic environment. While collections may be delayed, our secured position, resulting from our ability to secure liens against our customers’ over due receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables. We also experienced a $8.9 million decrease in retainage and a $1.0 million decrease in costs in excess of billings during the nine months ended June 30, 2010 compared to September 30, 2009, primarily due to the continued reduction in volumes.

During the nine months ended June 30, 2010, our total current liabilities decreased by $30.6 million to $69.1 million, compared to $99.7 million as of September 30, 2009. During the nine months ended June 30, 2010 accounts payable and accrued expenses decreased $20.1 million as a result of lower volumes. Billings in excess of costs decreased by $9.7 million during the nine months ended June 30, 2010 compared to September 30, 2009, due to the overall lower volumes of work performed. Finally, current maturities of long-term debt decreased by $0.8 million during the nine months ended June 30, 2010 compared to September 30, 2009.
Liquidity and Capital Resources
As of June 30, 2010, we had cash and cash equivalents of $30.7 million, working capital of $93.5 million, $20.7 million of letters of credit outstanding and $7.9 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were in compliance with our covenants under our Revolving Credit Facility at June 30, 2010.
We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country. Operating activities used net cash of $16.4 million during the nine months ended June 30, 2010, as compared to $6.9 million of net cash provided in the nine months ended June 30, 2009. The change in operating cash flows in the nine months ended June 30, 2010 was due to the year to date net loss of $20.6 million, increased collections of accounts receivable and retainage of $20.7 million, coupled with reduced overall working capital needs during the nine months ended June 30, 2009, primarily as a result of lower levels of revenue activity and improved material management, including a vendor managed inventory strategy. Additionally, the $20.1 million reduction of our accounts payable and accrued expenses was primarily due to the overall reduction in revenues along with the associated decrease in purchased materials compared to the nine months ended June 30, 2009.
Investing Activities
In the nine months ended June 30, 2010, we provided net cash from investing activities of $0.1 million as compared to $6.0 million of net cash used in investing activities in the nine months ended June 30, 2009. Investing activities in the nine months ended June 30, 2010 included $0.5 million used for capital expenditures partially offset by a cash distribution from an investment of $0.4 million and $0.2 million of proceeds from the sale of equipment. Investing activities in the nine months ended June 30, 2009 included $4.1 million used for capital expenditures, partially offset by $0.2 million of proceeds from the sale of equipment. In addition, investing activities in the nine months ended June 30, 2009 included $2.2 million used for investments in unconsolidated affiliates.
Financing Activities
Financing activities used net cash of $17.2 million in the nine months ended June 30, 2010 compared to $5.1 million used in the nine months ended June 30, 2009. Financing activities in the nine months ended June 30, 2010 included $17.5 million used for payments of debt, $0.2 million used for debt issuance costs and $0.2 million used for the acquisition of treasury stock netted against $0.8 million provided by new insurance financing. Financing activities in the nine months ended June 30, 2009 included $4.3 million used for the purchase of treasury stock and $1.8 million used for payments of debt netted against $1.1 million provided by new financing.
Bonding Capacity
At June 30, 2010, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of June 30, 2010, the expected cumulative cost to complete for projects covered by our surety providers was $117.9 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — “Surety” of this report.

Controlling Shareholder
On May 13, 2010, Tontine, filed an amended Schedule 13D indicating its ownership level of 58.7%. On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly $10.0 million remains outstanding.
Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our $60 million Revolving Credit facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.
Off-Balance Sheet Arrangements and Contractual Obligations
As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.
We enter into non-cancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash when we do not own the vehicles or equipment, and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may cancel or terminate a lease before the end of its term. Typically, we would be liable to the lessor for various lease cancellation or termination costs and the difference between the fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2010, $5.4 million of our outstanding letters of credit were to collateralize our customers and vendors.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2010, an additional $11.8 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of June 30, 2010, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2010, we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $10.1 million to collateralize our bonding programs.
As of June 30, 2010, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	2010	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations	$416	$817	$—	$10,000	$—	$—	$—	$11,233
Operating lease obligations	$1,529	$6,121	$4,246	$1,960	$1,016	$234	$22	$15,128
Capital lease obligations	$93	$306	$297	$287	$24	$—	$—	$1,007

Total	$2,038	$7,244	$4,543	$12,247	$1,040	$234	$22	$27,368

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Outlook
We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will not exceed $1.0 million for the fiscal year ending on September 30, 2010. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, existing or pending legislative or regulatory actions related to renewable energy and the purchase of homes, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 10, “Commitments and Contingencies — Legal Matters” of this report, which is incorporated herein by reference. We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position other than those matters that are disclosed in Note 10.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed under Item 1.A. “Risk Factors ” in our annual report on Form 10-K for the year ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
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

10.1
Amendment, dated as of April 30, 2010, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and Wells Fargo Capital Finance LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010)

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

INTEGRATED ELECTRICAL SERVICES, INC.
Date: August 9, 2010	By:	/s/ Terry L. Freeman
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

10.1
Amendment, dated as of April 30, 2010, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and Wells Fargo Capital Finance LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer (1)

(1)	Filed herewith.