Form 10-K
period 2010-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2010-12-14
CIK 1048268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 1-13783
Integrated Electrical Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1800 West Loop South, Suite 500, Houston, Texas 77027
(Address of principal executive offices and ZIP code)
Registrant’s telephone number, including area code: (713) 860-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	NASDAQ
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☑ No ☐
The aggregate market value of the voting stock of the Registrant on March 31, 2010 held by non-affiliates was approximately $33.0 million. On December 10, 2010, there were 14,735,482 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 3, 2011 is incorporated by reference into Part III of this Form 10-K.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:
•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage construction projects;

•	possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new types of work or new processes into our divisions;

•	the cost and availability of qualified labor, especially electricians and construction supervisors;

•	accidents resulting from the physical hazards associated with our work and the potential for vehicle accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•
credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations; and

•
the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements and financing and surety arrangements.

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
Item 1. Business
Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to establish a leading national provider of electrical services, focusing primarily on the communications, residential, commercial and industrial service and maintenance markets. We provide a broad range of services, including designing, building, maintaining and servicing electrical, data communications and utilities systems for communications, residential, commercial and industrial customers. As of September 30, 2010, we provide our services from 69 locations serving the continental 48 states.
Our electrical contracting services include design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We service commercial, industrial, residential and communications markets and have a diverse customer base, including: general contractors; property managers and developers; corporations; government agencies; municipalities; and homeowners. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as hospitals or power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities and residential developments, including both single-family housing and multi-family apartment complexes. Our communications services include planning, design, implementation and maintenance of a variety of low voltage products for technology, financial, hi-tech manufacturing, co-location facilities, private higher education, healthcare, government, corporations and universities. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity.

In 2010, our Communications segment was separated from our Commercial & Industrial segment to form a new operating segment. The decision to report Communications as a separate segment was made as the Company changed its internal reporting structure and the communications business gained greater significance as a percentage of consolidated revenues, gross profit and operating income. Moreover, the Communications segment is a separate and specific part of future strategic growth plans of the Company. We now manage and measure performance of our business in three distinct operating segments: Communications, Residential and Commercial & Industrial.
Safety Culture
Performance of our contracting and maintenance services exposes us to unique potential hazards associated specifically with the electrical contracting industry. In light of these risks, we are resolute in our commitment to safety and maintaining a strong safety culture, which is reflected in our safety program and the significant reductions in loss time cases and OSHA recordable incidents over the past ten years. We employ eight full-time regional safety managers. We have also standardized safety policies, programs, procedures and personal protection equipment throughout all operating locations, including our program to train new employees, which is beneficial to employees new to the industry and new to IES. To further emphasize our commitment to safety, we have also tied incentives to safety performance.
Business Operations
We have 69 locations serving the continental 48 states. This helps to reduce our exposure to negative developments in any given region.
Customer Relationships
Our customer relationships extend over multiple markets and include general contractors, property developers and managers, facility owners and managers of large retail establishments, manufacturing and processing facilities, utilities, government agencies and homeowners. No single customer accounted for more than 10% of our revenues for the year ended September 30, 2010.
Access to Bonding
The ability to post surety bonds provides us with an advantage over competitors that are smaller or have fewer financial resources. We believe that the strength of our balance sheet, as well as our strong relationship with our bonding provider, enhances our ability to obtain adequate financing and surety bonds.
Industry Overview
According to McGraw Hill Construction, construction starts in the United States were estimated at $411 billion in 2010, a 2% year-over-year decline, that follows declines of 25% in 2009 and 13% in 2008. Slowing economic conditions have lead to a sharp decrease in demand for residential housing since the middle of 2007, with commercial demand beginning to slow, thereafter, in 2008. A more severe decline was experienced during 2009 for commercial as well as industrial and multi-family construction. The 2010 decline, while less severe, did not meet previous expectations for recovery.
McGraw Hill Construction further indicated that construction starts are forecasted to be $446 billion in 2011, an increase of 8% from 2010. While positive, this forecasted increase remains well below peak activity in 2006 due to the slow recovery of jobs and consumer spending affecting the economic recovery.
McGraw Hill Construction included the following information which we consider key points for the construction markets we compete within:
•	Single family housing is forecasted to increase approximately 27% in 2011, but the activity level may remain weak, about the same as 2008 activity levels and 65% below its peak in 2005.

•	Multifamily housing is forecasted to improve by approximately 24% in 2011, due to its more stable revenue stream, despite restrained financing.

•
Commercial construction is forecasted to increase approximately 16% in 2011, following a three-year decline of 62%, but activity levels for stores, warehouses, offices and hotels should remain weak by historical standards.

•	Industrial construction activity is forecasted to increase 9% in 2011, due to the lower value of the U.S. dollar relative to other currencies, encouraging export growth.

•
Institutional building construction is forecasted to decrease 1% in 2011, retreating for the third straight year, due to the difficult fiscal climate for states and localities. School construction should be dampened, while health care facilities should partially offset projected declines.

•
Public works construction is forecasted to decline 1% in 2011, given the fading benefits of the federal stimulus act for highways and bridge construction offset by growth expected for sewer and water supply systems.

•
Electric utility construction activity is forecasted to drop 10% in 2011, falling for the third year in a row since the record high in 2008. Alternative power projects, such as wind and solar, should assume a greater share of the total electrical utilities. These projects tend to be smaller in scope than massive gas-fired plants. Construction starts for nuclear power facilities may be delayed past 2011.

Looking well beyond the recent economic downturn and prolonged recovery, numerous factors could positively affect construction industry growth, including (i) population growth, which will increase the need for commercial, industrial and residential facilities, (ii) aging public infrastructure which must be replaced or repaired, and (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending. We believe these factors will continue to drive demand for the electrical contracting services we offer over the long-term.
The Markets We Serve
Communications Market — Our Communications segment is a leading national service provider specializing in the planning, design, implementation and maintenance of structured cabling and other low voltage infrastructure projects. Projects range from single user connections to multi-site communication systems. We provide structured cabling, security, audio-visual, wireless data communications, fire alarms and other custom specialty systems.
In addition, we assist our customer’s with their project management needs including a specialized engineering team, a web-based quote and service request portal, dedicated and integrated project and service teams and BICSI training facilities across the US.
We specialize in data center installations, site and national account support. We service most markets with a focus on technology, financial, hi-tech manufacturing, as well as co-location facilities, private higher education, healthcare and government.
Our Communications segment represented approximately 17.2%, 11.8% and 9.9% of our consolidated revenues for the twelve-month periods ended September 30, 2010, 2009 and 2008, respectively. For additional financial information on the Communications segment, see Note 11, “Operating Segments” to the Consolidated Financial Statements, which are incorporated herein by reference.
Residential Market—Our work for the Residential segment consists primarily of electrical installations in new single-family housing and low-rise, multi-family housing, for local, regional and national homebuilders and developers. Demand for our Residential services is dependent on the number of single-family and multi-family home starts in the markets we serve. Single-family housing starts are affected primarily by the level of interest rates and general economic conditions in the region. A competitive factor particularly important in the Residential market is our ability to develop relationships with homebuilders and developers by providing services in multiple areas of their operations. Also bolstering these relationships is our financial strength which differentiates us from many of the smaller, private competitors in the current challenging economic and credit market environment. This ability has become increasingly important as consolidation has occurred in the Residential construction industry, and homebuilders and developers have sought out service providers that can provide consistent service in all of their operating regions. In addition to our core electrical construction work, the Residential segment is expanding its offerings by providing services for the installation of residential solar power, installing smart meters, and installing and servicing stand-by generators, both for new construction and existing residences.
The Residential segment is generally less capital intensive than our Commercial & Industrial segment; however, market conditions experienced in 2009 and 2010 have greatly reduced demand for new home construction. Residential contracting also has lower barriers to entry and has a much lower requirement for surety bonding.

We are one of the largest providers of electrical contracting services to the United States residential construction market, and we have a large market share in many of the markets we serve. Over the past three years, however, our results of operations have been adversely impacted by the downturn in the residential housing market. In line with the downturn in single-family housing, we experienced a 27% decline in our Residential revenues in fiscal year 2010 as compared to fiscal year 2009. Our Residential segment represented approximately 25.2%, 23.7% and 26.3% of our consolidated revenues for the twelve-month periods ended September 30, 2010, 2009 and 2008, respectively. For additional financial information on the Residential segment, see Note 11, “Operating Segments” to the Consolidated Financial Statements, which are incorporated herein by reference.
Commercial & Industrial Market — Our Commercial & Industrial segment provides electrical design, installation, renovation, engineering and maintenance and replacement services within a variety of markets:

	Markets		Customers

•	airports	•	general contractors

•	community centers	•	developers

•	high-rise apartments and condominiums	•	building owners and managers

•	hospitals and health care centers	•	engineers

•	hotels	•	architects

•	casinos	•	consultants

•	military installations

•	office buildings

•	retail stores and centers

•	data centers

•	schools

•	theaters, stadiums and arenas

•	electrical transmission and distribution operators

•	refineries and chemical plants

•	power generation facilities

•	alternative energy facilities including solar and wind

•	agricultural operations

•	pulp and paper mills
Demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Commercial construction starts began to slow in mid 2008, and with a more severe decline starting in 2009 and continuing through 2010 due to the recession and tightening of the credit markets. Certain of our industrial projects have longer cycle times than our typical Commercial & Industrial services and generally follow the economic trends with a lag. Demand for our construction services is driven primarily by manufacturing capacity utilization, while demand for our utilities services is driven by industry deregulation, maintenance activities, capital expenditures on existing systems, and electricity demand growth. Due to the recent recession in the United States, manufacturing capacity utilization rates declined considerably, which when coupled with reduced availability of bank lending, has had a negative effect on our industrial services since 2009. Our Commercial & Industrial segment represented approximately 57.6%, 64.5% and 63.8% of our consolidated revenues for the twelve-month periods ended September 30, 2010, 2009 and 2008, respectively. For additional financial information on the Commercial & Industrial segment, see Note 11, “Operating Segments” to the Consolidated Financial Statements, which are incorporated herein by reference.

Projects we design and build generally provide us with higher margins. “Design and build” gives the Company full or partial responsibility for the design specifications of the installation. “Design and build” is an alternative to the traditional “plan and spec” model, where the contractor builds to the exact specifications of the architect and engineer. We prefer to perform “design and build” work because it allows us to use our specialized expertise to install a more value-added system for our customers with generally lower risk and higher profitability. Once a project is awarded, it is executed in scheduled phases, and progress billings are rendered to the customer for payment, typically less retention of 5% to 10% of the construction cost of the project. We generally provide the materials to be installed as a part of these contracts, which vary significantly in size from a few hundred dollars up to several million dollars and vary in duration from less than a day to more than a year.
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
Customers
We have a diverse customer base. During the twelve-month periods ended September 30, 2010, 2009 and 2008, no single customer accounted for more than 10% of our revenues. We will continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service.
Management at each of our operating units is responsible for developing and maintaining relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenue from our customer base. These customer relationships are maintained through a partnering approach that includes project evaluation and consulting and quality performance. On an operating unit level, management maintains a parallel focus on pursuing growth opportunities with prospective customers. At times, certain operating units may provide services to customers of other operating units. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that would require services from multiple operating units across the country.
Backlog
Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started. Backlog is not a guarantee of future revenues, as contractual commitments may change. As of September 30, 2010, our backlog was approximately $245.5 million compared to $240.5 million as of September 30, 2009. The Communications segment experienced a decline in backlog year-over-year due to timing of orders. The Residential segment experienced an increase in backlog in fiscal 2010 as compared to fiscal 2009, as multi-family housing starts increased incrementally. The Commercial & Industrial segment backlog declined year-over-year, due to competitive market pressures, project selection delays and project cancellations. We do not include single-family housing or time and material work in our backlog.
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
At September 30, 2010, we had 2,921 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is strong.

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
We believe we have all licenses required to conduct our operations and are in compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.
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
Seasonality and Quarterly Fluctuations
Results of operations from our Residential segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications and Commercial & Industrial segments of our business are less subject to seasonal trends, as work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
Available Information
General information about us can be found on our website at www.ies-co.com under “Investor Relations.” We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the United States Securities and Exchange Commission (the “SEC”).

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports are available free of charge through our website as soon as it is reasonably practicable after we file them with, or furnish them to, the SEC. You may also contact our Investor Relations department and they will provide you with a copy of these reports. The materials that we file with the SEC are also available free of charge through the SEC website at www.sec.gov. You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1—800—SEC—0330.
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
Existence of a controlling shareholder.
A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On May 13, 2010, Tontine, filed an amended Schedule 13D indicating its ownership level of 58.7%. As a result, Tontine can control some of our affairs, including the election of directors who in turn appoint management. Tontine controls any action requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, divisions, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other stakeholders. Tontine also controls decisions requiring shareholder approval affecting our capital structure, such as the issuance or repurchase of capital stock, the issuance or repayment of debt, and the declaration of dividends. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.
Availability of net operating losses may be reduced by a change in ownership.
A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Currently, we have approximately $238.1 million of federal net operating losses that are available to use to offset taxable income, exclusive of net operating losses from the amortization of additional tax goodwill. In addition, we have approximately $31.8 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382, exclusive of net operating losses from the amortization of additional tax goodwill, and will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss currently available to offset taxable income.
We may be unsuccessful at generating internal growth.
Our ability to generate internal growth will be affected by, among other factors, our ability to:
•	expand the range of services we offer to customers to address their evolving needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees;

•	expand geographically; and

•	address the challenges presented by difficult economic or market conditions that may affect us or our customers.

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
As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” hereof, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimable and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.
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
We may not be able to remain in compliance with the covenants in our credit facility. A failure to fulfill the terms and requirements of our credit facility may result in a default under one or more of our material agreements, which could have a material adverse effect on our ability to conduct our operations and our financial condition.
Our reported operating results could be adversely affected as a result of goodwill impairment write-offs.
When we acquire a business, we record an asset called “goodwill” if the amount we pay for the business, including liabilities assumed, is in excess of the fair value of the assets of the business we acquire. Accounting principles generally accepted in the United States of America (“GAAP”) requires that goodwill attributable to each of our reporting units be tested at least annually. The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, we expect to perform impairment tests at least annually as of September 30. Impairment adjustments, if any, are required to be recognized as operating expenses. We cannot assure that we will not have future impairment adjustments to our recorded goodwill.

The vendors who make up our supply chain may be adversely affected by the current operating environment and credit market conditions.
We are dependent upon the vendors within our supply chain to maintain a steady supply of inventory, parts and materials under our existing just-in-time inventory system. Many of our divisions are dependent upon a limited number of suppliers, and significant supply disruptions could adversely affect our operations. Under recent market conditions, including both the construction slowdown and the tightening credit market, it is possible that one or more of our suppliers will be unable to meet the terms of our operating agreements due to financial hardships, liquidity issues or other reasons related to the prolonged market recovery.
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
Our effective tax rate and cash paid for taxes are impacted by the tax positions that we have adopted. Taxing authorities may not always agree with the positions we have taken. We have established reserves for tax positions that we have determined to be less likely than not to be sustained by taxing authorities. However, there can be no assurance that our results of operations will not be adversely affected in the event that disagreement over our tax positions does arise.
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
Latent defect claims could expand.
Latent defect litigation is normal for residential home builders in some parts of the country; however, such litigation is increasing in certain states where we perform work. Also, in recent years, latent defect litigation has expanded to aspects of the commercial market. Should we experience similar increases in our latent defect claims and litigation, additional pressure may be placed on the profitability of the Residential and Commercial & Industrial segments of our business.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Equipment
We operate a fleet of approximately 1,600 owned and leased trucks, vans, trailers, support vehicles and specialty equipment. We believe these vehicles are adequate for our current operations.
Facilities
At September 30, 2010, we maintained branch offices, warehouses, sales facilities and administrative offices at 69 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas. We believe that our properties are adequate for our present needs, and that suitable additional or replacement space will be available as required.
Item 3. Legal Proceedings
For further information regarding legal proceedings, see Note 16, “Commitments and Contingencies — Legal Matters” to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. (Removed and Reserved)

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the years ended September 30, 2010 and 2009.

	High	Low

Year Ended September 30, 2010
First Quarter	$7.66	$5.85
Second Quarter	$5.93	$4.65
Third Quarter	$6.39	$3.43
Fourth Quarter	$3.84	$3.10

Year Ended September 30, 2009
First Quarter	$16.74	$5.27
Second Quarter	$13.39	$7.62
Third Quarter	$10.58	$6.17
Fourth Quarter	$9.97	$6.44
As of December 10, 2010, the closing market price of our common stock was $3.24 per share and there were approximately 393 holders of record.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under our credit facility for the development and operation of our business, to retire existing debt, or to repurchase our common stock. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock, and the Company has established a Rule 10b5-1 plan to facilitate this repurchase. This stock repurchase was allowed under an amendment to our Loan and Security Agreement that also allowed us to repay our Eton Park Term Loan and enter into our Tontine Term Loan. This share repurchase program was authorized through December 2009. As the share repurchase program terminated in December 2009, we did not repurchase common shares during the year ended September 30, 2010. During the year ended September 30, 2009, we repurchased 301,418 common shares under the share repurchase program at an average price of $13.36 per share.
Five-Year Stock Performance Graph
The following performance graph compares the Company’s cumulative total stockholder return on its common stock with the cumulative total return of (i) the Russell 2000, (ii) the 2010 peer group stock index (the “2010 Peer Group”), which was selected in good faith by the Company and comprised of the following publicly traded companies: Mastec, Inc., Willbros Group, Inc.,Comfort Systems USA Inc., Dycom Industries, Inc., Matrix Service Company, Pike Electric Corp., Insituform Technologies, Powell Industries, MYR Group, Inc., Team, Inc., Primoris Services Corp., Englobal Corp. and Furmanite Corp., and (iii) the 2009 peer group stock index (the “2009 Peer Group”), which was selected in good faith by the Company and comprised of the following publically traded companies: Comfort Systems USA, Inc., Dycom Industries, Inc., Mastec, Inc., Pike Electric Corp., Black Box Corporation, Layne Christensen Company, Matrix Service Company, Quanta Services, Inc., Tetra Tech, Inc. and Willbros Group, Inc. The cumulative total return computations set forth in the following performance graph assume (i) the investment of $100 in each of the Company’s common stock, the Russell 2000, the 2010 Peer Group and the 2009 Peer Group on September 30, 2005, and (ii) that all dividends have been reinvested. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.
The information contained in the following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010

Integrated Electrical Services, Inc.	$100.00	33.03	53.51	36.69	16.82	7.86
Russell 2000	$100.00	109.92	123.49	105.60	95.52	108.27
2009 Peer Group	$100.00	110.48	158.90	140.86	118.05	99.03
2010 Peer Group	$100.00	109.78	152.14	131.89	102.61	89.22

Item 6. Selected Financial Data
The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8 “Financial Statements and Supplementary Data” to this Form 10-K.

	Successor					Predecessor
					Five	Seven
					Months	Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended
	September	September	September	September	September	April
	30, 2010	30, 2009	30, 2008	30, 2007	30, 2006	30, 2006
	(In Millions, Except Share Information)
Continuing Operations:
Revenues	$460.6	$666.0	$818.3	$890.4	$413.1	$509.9
Cost of services	404.1	556.5	686.4	745.4	352.6	431.2

Gross profit	56.5	109.5	131.9	145.0	60.5	78.7
Selling, general and administrative expenses	84.9	108.3	119.1	137.0	53.1	69.4
(Gain) loss on sale of assets	(0.2)	(0.5)	(0.1)	—	—	0.1
Restructuring charges	0.8	7.4	4.6	0.8	—	—

Income (loss) from operations	(29.0)	(5.7)	8.3	7.2	7.4	9.2

Reorganization items, net	—	—	—	—	1.4	(28.6)

Other (income) expense:
Interest expense, net	3.2	4.1	6.6	5.8	2.6	14.9
Other (income) expense, net	(0.1)	1.6	(0.9)	(0.3)	—	0.2

Interest and other expense, net	3.1	5.7	5.7	5.5	2.6	15.1

Income (loss) from operations before income taxes	(32.1)	(11.4)	2.6	1.7	3.4	22.7
Provision (benefit) for income taxes	—	0.5	2.4	2.3	0.4	0.8

Net income (loss) from continuing operations	$(32.1)	$(11.9)	$0.2	$(0.6)	$3.0	$21.9

Discontinued Operations:
Income (loss) from discontinued operations	—	0.2	(0.6)	(5.0)	(11.1)	(14.1)
Provision (benefit) for income taxes	—	0.1	(0.2)	(1.2)	—	—

Net income (loss) from discontinued operations	—	0.1	(0.4)	(3.8)	(11.1)	(14.1)

Net income (loss)	$(32.1)	$(11.8)	$(0.2)	$(4.4)	$(8.1)	$7.8

Basic earnings (loss) per share:
Continuing operations	$(2.23)	$(0.83)	$0.01	$(0.04)	$0.20	$1.46
Discontinued operations	$—	$0.01	$(0.02)	$(0.25)	$(0.74)	$(0.94)

Total	$(2.23)	$(0.82)	$(0.01)	$(0.29)	$(0.55)	$0.52

Diluted loss per share:
Continuing operations	$(2.23)	$(0.83)	$0.01	$(0.04)	$0.19	$1.42
Discontinued operations	$—	$0.01	$(0.02)	$(0.25)	$(0.72)	$(0.91)

Total	$(2.23)	$(0.82)	$(0.01)	$(0.29)	$(0.53)	$0.51

	Successor					Predecessor
					Five	Seven
					Months	Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended	Ended
	September	September	September	September	September	April
	30, 2010	30, 2009	30, 2008	30, 2007	30, 2006	30, 2006
	(In Millions, Except Share Information)
Shares used in the computation of loss per share:
Basic	14,409,368	14,331,614	14,938,619	15,058,972	14,970,502	14,970,502
Diluted	14,409,368	14,331,614	15,025,023	15,058,972	15,373,969	15,373,969

Balance Sheet Data:
Cash and cash equivalents	$32.9	$64.2	$64.7	$69.7	$28.2	$17.0
Working capital	83.3	121.6	127.1	157.7	134.3	171.6
Total assets	205.1	268.4	320.5	353.4	375.5	379.3
Total debt	11.3	28.7	29.6	45.8	55.8	53.2
Total stockholders’ equity	101.6	132.5	146.2	153.9	154.6	160.3
We applied “fresh-start” accounting as of April 30, 2006. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. Fresh-start accounting requires us to allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Business Combinations accounting. References to “Successor” are in reference to reporting dates after April 30, 2006. References to “Predecessor” are in reference to reporting dates through April 30, 2006, including the impact of Plan provisions and the adoption of fresh-start reporting. As such, our financial information for the Successor is presented on a basis different from, and is therefore not comparable to, our financial information for the Predecessor for the period ended and as of April 30, 2006 or for prior periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8“Financial Statements and Supplementary Data” of this Form 10-K. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Form 10-K.
General
Recent Developments
Selected significant actions undertaken prior to and subsequent to our year ended September 30, 2010 include the following:
On November 30, 2010, a subsidiary of IES (“Seller”) and Siemens Energy, Inc., a Delaware corporation, (“Buyer”), executed an Asset Purchase Agreement (the “Agreement”) providing for the sale of substantially all the assets and assumption of certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment such as switchgears, motor starters and control systems. In addition, another subsidiary of Integrated Electrical Services which is also a party to the Agreement, sold certain real property where the fabrication facilities are located.
Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, rights to names which include “IES”, business records relating to pre-closing matters which as required by law to be retained by Seller, performed contracts and fulfilled purchase orders, insurance policies, non-assignable permits, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain customer contracts, vendor contracts and financing leases as well as accounts and trade payables arising in the ordinary course of business other than inter company account and trade payables.
The Purchase Price of $10.69 million may be adjusted upward or downward in the event of variances between Historical Working Capital and Closing Working Capital (as defined in the Agreement). We expect to record a gain on this transaction. Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, conditions to closing, termination provisions and indemnifications by Seller and Buyer. The transaction was completed on December 10, 2010.
In December 2010, we anticipate recording approximately $3.5 million impairment for software developed for internal use that we ceased using during that time.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the Consolidated Financial Statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our Consolidated Financial Statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates.
Accordingly, we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill and asset impairment, our allowance for doubtful accounts receivable, the recording of our insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2, “Summary of Significant Accounting Policies” of our Consolidated Financial Statements, set forth in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, and at relevant sections in this discussion and analysis.
Revenue Recognition. We enter into contracts principally on the basis of competitive bids. We frequently negotiate the final terms and prices of those contracts with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. Our most significant cost drivers are the cost of labor, the cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits or interim projected revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited in the aggregate by the high volume and relatively short duration of the fixed price contracts we undertake.
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
The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed that management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders, which include amounts that we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims and unapproved change orders are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on construction costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred.
Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We did not record goodwill impairment during the years ended September 30, 2010, 2009 and 2008.

We assess impairment indicators related to long-lived assets and intangible assets at least annually at year end. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. We did not record long-lived or intangible asset impairment during the years ended September 30, 2010, 2009 and 2008.
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
Risk-Management. We are insured for workers’ compensation, automobile liability, general liability, construction defects, employment practices and employee-related health care claims, subject to deductibles. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. We believe such accruals to be adequate; however, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents incurred but not reported and the effectiveness of our safety program. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.
Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2010, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
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
In December 2007, the Financial Accounting Standards Board, (“FASB”) issued updated standards on business combinations and accounting and reporting of noncontrolling interests in consolidated financial statements. Beginning October 1, 2009, with the adoption of the updates, reductions in the valuation allowance and contingent tax liabilities attributable to all periods, if any should occur, are recorded as an adjustment to income tax expense.
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

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2007 and forward are subject to audit as are tax years prior to September 30, 2007, to the extent of unutilized net operating losses generated in those years.
We anticipate that approximately $0.1 million of liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominately due to the expiration of the statues of limitation for unrecognized tax benefits and the settlement of a state audit.
New Accounting Pronouncements. Newly adopted accounting policies are described in Note 2 “Summary of Significant Accounting Policies — New Accounting Pronouncements” of our Consolidated Financial Statements, set forth in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, and at relevant sections in this discussion and analysis.
Strategic Actions
Exit or Disposal Activities
In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES divisions or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations. Mid-States was part of our Commercial & Industrial segment prior to being classified as discontinued.
In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker’s assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations. Haymaker was part of our Commercial & Industrial segment prior to being classified as discontinued.
We have completed the wind down of our discontinued operations. All substantive assets have been sold or transferred and liabilities have been retired. There is no longer any operating activity or material outstanding balances. We have classified the remaining balances as continuing operations.
The 2007 Restructuring Plan
During the 2008 fiscal year, we completed the restructuring of our operations from the previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition the business to better serve our customers and strengthen financial controls. The 2007 Restructuring Plan consolidated certain leadership roles and administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. We recorded a total of $5.6 million of restructuring charges for the 2007 Restructuring Plan. As part of the restructuring charges, we recognized $0.0 million, $0.2 million and $2.7 million in severance costs at our Communications, Residential and Commercial & Industrial segments, respectively. In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan and wrote off $0.1 million of leasehold improvements at an operating location that we closed.
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
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. As a result of the expanded 2009 Restructuring Plan, we began managing and measuring performance of our business in two distinct operating segments: Commercial & Industrial and Residential.

During the years ended September 30, 2010 and 2009, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0.8 million and $7.4 million associated, respectively, with the 2009 Restructuring Plan. Costs incurred related to our Communications segment were $0.0 million and $0.1 million for the years ended September 30, 2010 and 2009, respectively. Costs incurred related to our Residential segment were $0.0 million and $2.7 million for the years ended September 30, 2010 and 2009, respectively. Costs incurred related to our Commercial & Industrial segment were $0.7 million and $3.2 million for the years ended September 30, 2010 and 2009, respectively. Costs related to our Corporate office were $0.1 million and $1.4 million for the years ended September 30, 2010 and 2009, respectively.
Results of Operations
We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. For consistency, we have reclassified our 2009 and 2008 year earnings to reflect our three operating segment approach. This reclassification does not have any effect on our Consolidated Financial Statements.
The following table presents selected historical results of operations of IES and subsidiaries.

	Year Ended		Year Ended		Year Ended
	September 30,		September 30,		September 30,
	2010		2009		2008
	$	%	$	%	$	%
	(Dollars in millions. Percentage of net revenues.)

Revenues	$460.6	100.0%	$666.0	100.0%	$818.3	100.0%
Cost of services	404.1	87.7%	556.5	83.6%	686.4	83.9%

Gross profit	56.5	12.3%	109.5	16.4%	131.9	16.1%
Selling, general and administrative expenses	84.9	18.4%	108.3	16.3%	119.1	14.6%
(Gain) loss on sale of assets	(0.2)	—%	(0.5)	(0.1)%	(0.1)	—%
Restructuring charges	0.8	0.2%	7.4	1.1%	4.6	0.6%

Income (loss) from operations	(29.0)	(6.3)%	(5.7)	(0.9)%	8.3	0.9%

Interest and other expense, net	3.1	0.7%	5.7	0.9%	5.7	0.7%

Income (loss) from operations before income taxes	(32.1)	(7.0)%	(11.4)	(1.8)%	2.6	0.2%
Provision (benefit) for income taxes	—	—%	0.5	0.1%	2.4	0.3%

Net income (loss) from continuing operations	(32.1)	(7.0)%	(11.9)	(1.9)%	0.2	(0.1)%

Net income (loss) from discontinued operations	—	—	0.1	—	(0.4)	—

Net income (loss)	$(32.1)	(7.0)%	$(11.8)	(1.9)%	$(0.2)	(0.1)%

YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO YEAR ENDED SEPTEMBER 30, 2009
Revenues

	Year Ended		Year Ended
	September 30,		September 30,
	2010		2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$79.3	17.2%	$78.7	11.8%
Residential	116.0	25.2%	157.5	23.7%
Commercial & Industrial	265.3	57.6%	429.8	64.5%

Total Consolidated	$460.6	100.0%	$666.0	100.0%

Consolidated revenues for the year ended September 30, 2010 were $205.4 million less than the fiscal year ended September 30, 2009, a decline of 30.8%. Each of our business segments experienced declines in construction activity during the period, primarily due to the very challenging economic environment where a nationwide decline in construction activity is continuing.
Our Communications segment revenues increased $0.6 million during the year ended September 30, 2010, a 0.8% increase compared to the year ended September 30, 2009. This increase is due to an increase in data center projects and more business from our national accounts.
Our Residential segment revenues decreased $41.5 million during the year ended September 30, 2010, a decrease of 26.3% as compared to the year ended September 30, 2009. This decrease is primarily attributable to the decline in multi-family housing construction, primarily due to the deferral of certain projects as they await financing or were cancelled altogether. Despite the nationwide decline in demand for single-family homes, particularly in markets such as Southern California, Arizona, Nevada, Texas and Georgia, our single-family revenues increased slightly to partially offset the declines in multi-family revenues.
Revenues in our Commercial & Industrial segment decreased $164.5 million during the year ended September 30, 2010, a 38.3% decline compared to the year ended September 30, 2009. Many of our Commercial & Industrial operating locations experienced revenue shortfalls, as most industry sectors have continued to reduce, delay or cancel proposed construction projects. We also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry.
Gross Profit

	Year Ended		Year Ended
	September 30,		September 30,
	2010		2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$13.9	17.5%	$11.9	15.1%
Residential	23.5	20.3%	36.8	23.3%
Commercial & Industrial	19.1	7.2%	60.8	14.1%

Total Consolidated	$56.5	12.3%	$109.5	16.4%

The $53.0 million decrease in our consolidated gross profit for the fiscal year ended September 30, 2010, as compared to the fiscal year ended September 30, 2009, was primarily the result of lower consolidated revenues, as discussed above. Our overall gross profit percentage decreased to 12.3% during the year ended September 30, 2010 as compared to 16.4% during the year ended September 30, 2009, primarily due to lower margin construction projects and increases in costs of materials and labor.
Our Communications segment’s gross profit during the year ended September 30, 2010 increased $2.0 million, as compared to the year ended September 30, 2009. The increase in gross profit is attributed to better execution on projects, an increase in higher margin service work and a reduction in overhead costs from the consolidation of administrative functions to one location.
During the year ended September 30, 2010, our Residential segment experienced a $13.3 million reduction in gross profit as compared to the year ended September 30, 2009. Gross margin percentage in the Residential segment decreased to 20.3% during the year ended September 30, 2010. We attribute much of the decline in Residential’s gross margin to a decrease in higher margin, multi-family construction projects and increases in costs of materials.
Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2010 decreased $41.7 million, as compared to the year ended September 30, 2009. Commercial & Industrial’s gross margin percentage decreased during the year ended September 30, 2010, primarily due to lower margin construction projects and operating difficulties in the Florida, Iowa and Maryland.

Selling, General and Administrative Expenses

	Year Ended		Year Ended
	September 30,		September 30,
	2010		2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$8.0	10.1%	$6.6	8.4%
Residential	23.7	20.4%	33.5	21.4%
Commercial & Industrial	39.1	14.7%	52.0	12.1%
Corporate	14.1	—	16.2	—

Total Consolidated	$84.9	18.4%	$108.3	16.3%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization.
During the year ended September 30, 2010, our selling, general and administrative expenses were $84.9 million, a decrease of $23.4 million, or 21.6%, as compared to the year ended September 30, 2009. The reduction in 2010 expenses was primarily due to decreases of $20.1 million in employment expenses as a result of our ongoing cost reduction efforts, $4.8 million in accounting, legal and other professional fees and $1.7 million in occupancy costs offset by increases of $3.7 million for the reserve established on our Centerpoint long-term receivable and $1.3 million of bad debt expense.
As of October 1, 2009, we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We reclassified our year ended September 30, 2009 selling, general and administrative costs using the same methodology.
As a result of our 2009 Restructuring Plan, on October 1, 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization, which included the realignment of our Industrial segment into our Commercial & Industrial segment. Additionally in the year ended September 30, 2010, we began separately monitoring our Communications business as a third operating segment.
Restructuring Charges
During fiscal year 2009, we restructured our operations from a decentralized structure into two major lines of business: Commercial & Industrial and Residential. Additionally in the year ended September 30, 2010, we began separately monitoring our Communications business as a third operating segment. These lines of business are supported by two dedicated administrative shared service centers, which consolidated many of the back office functions into centralized locations. In addition, the next level of our business optimization strategy has been to streamline local projects and support operations, which are managed through regional operating centers and to capitalize on the investments we made over the past three years to further leverage our resources. Further, we implemented a more enhanced cost reduction program during 2009, as a result of the continuing effects of the recession, by reducing additional administrative personnel, primarily at our Corporate Office.
In conjunction with our 2009 Restructuring Program we recognized the following costs during the years ended September 30, 2010 and 2009:

	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009
	(In millions)
Severance compensation	$0.6	$4.4
Consulting and other charges	0.2	0.6
Acceleration of trademark amortization	—	1.6
Lease termination costs	—	0.5
Non-cash asset write-offs	—	0.3

Total restructuring charges	$0.8	$7.4

Interest and Other Expense, net

	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009
	(In millions)
Interest expense	$3.1	$4.2
Deferred financing charges	0.3	0.3

Total interest expense	3.4	4.5

Interest income	(0.2)	(0.4)
Other (income) expense, net	(0.1)	1.6

Total interest and other expense, net	$3.1	$5.7

During the year ended September 30, 2010, we incurred interest expense of $3.1 million on an average debt balance of $19.9 million, primarily comprised of the Tontine Term Loan (as defined in “Working Capital” below) and the Insurance Financing Agreements (as defined in “Working Capital” below), an average letter of credit balance of $21.1 million under the Revolving Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $38.9 million. This compares to interest expense of $4.2 million for the year ended September 30, 2009, on an average debt balance of $29.0 million primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements, an average letter of credit balance of $28.9 million under the Revolving Credit Facility and an average unused line of credit balance of $31.1 million.
For the fiscal years ended September 30, 2010 and 2009, we earned interest income of $0.2 million and $0.4 million, respectively, on the average Cash and Cash Equivalents balances of $43.4 million and $60.8 million, respectively.
During the year ended September 30, 2010, other income of $0.1 million included $0.2 million related to income from cash deposits netted against $0.1 million impairment of our investment in EPV Solar, Inc. (“EPV”), formerly Energy Photovoltaics, Inc. During the year ended September 30, 2009, other expense of $1.6 million included a $2.9 million impairment of our investment in EPV. This was partially offset by adjustments to our Executive Savings Plan (as defined in Note 15 “Employee Benefit Plans” of our Consolidated Financial Statements) balance totaling $0.8 million. The remaining $0.3 million primarily relates to other income received throughout the year ended September 30, 2009 in the Commercial & Industrial segment.
Provision for Income Taxes
Our provision for income taxes decreased from an expense of $0.5 million for the year ended September 30, 2009 to a benefit of $31 thousand for the year ended September 30, 2010. The decrease is mainly attributable to an increase in loss from operations, which reduced the state income taxes expense by $0.3 million. In addition we recognized an increase in the reversal of unrecognized tax benefits, resulting in a $0.2 million decrease in the income tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss from operations for the years ended September 30, 2010 and 2009, respectively. As a result, we did not recognize any net benefit for federal taxes for the years ended September 30, 2010 and 2009.
Income (Loss) from Discontinued Operations
As discussed earlier in this report, since March 2006, we have shut down seven underperforming subsidiaries. Such income statement amounts were classified as discontinued operations.
Revenues at these subsidiaries were $0.0 million and $0.0 million, respectively, for the years ended September 30, 2010 and 2009; net income (loss) at these subsidiaries was $0.0 million and $0.1 million, respectively, during these same periods.
YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO YEAR ENDED SEPTEMBER 30, 2008
Revenues

	Year Ended		Year Ended
	September 30,		September 30,
	2009		2008
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$78.7	11.8%	$81.2	9.9%
Residential	157.5	23.7%	215.0	26.3%
Commercial & Industrial	429.8	64.5%	522.1	63.8%

Total Consolidated	$666.0	100.0%	$818.3	100.0%

Consolidated revenues for the year ended September 30, 2009 were $152.3 million less than the fiscal year ended September 30, 2008, a decline of 18.6%. Each of our business segments experienced declines in construction activity during the period, primarily due to the very challenging economic environment where a nationwide decline in construction activity has occurred.
Our Communications segment revenues decreased $2.5 million during the year ended September 30, 2009, a 3.1% decline compared to the year ended September 30, 2008. This decrease is due to delays in large data center projects and pricing pressure from increased competition, primarily in the Baltimore market.
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
Revenues in our Commercial & Industrial segment decreased $92.3 million during the year ended September 30, 2009, a 17.7% decline compared to the year ended September 30, 2008. Many of our Commercial & Industrial operating locations experienced revenue shortfalls, as most industry sectors have begun to reduce, delay or cancel proposed construction projects, including high rise office towers, hotels, condominiums, electrical substations, ethanol plants, pulp and paper mills and casinos, as a result of the recession and tight credit markets. We have also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry, such as restaurants, movie theaters and local shopping centers, which could be correlated to the slowdown in the housing sector. The revenue declines have been most notably experienced in our Florida market, due to the strong ties to hospitality and condominium projects. In addition, there were no hurricane disaster recovery services that occurred during 2009, as no major hurricanes impacted the United States as compared to the activity experienced during 2008. Revenues were also negatively impacted by a decrease in electric power distribution services and other electric power infrastructure service revenues, primarily from reduced service work and capital spending by our customers. Despite national trends to the contrary, four of our business units experienced significant revenue increases that partially offset this revenue decline. These business units were located in the northeastern and western regions of the country. We attribute these increases in part to progress in implementing our business development strategy in these regions and mature customer relationships.
Gross Profit

	Year Ended		Year Ended
	September 30,		September 30,
	2009		2008
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$11.9	15.1%	$13.1	16.1%
Residential	36.8	23.3%	42.9	19.9%
Commercial & Industrial	60.8	14.1%	75.9	14.5%

Total Consolidated	$109.5	16.4%	$131.9	16.1%

The $22.4 million decrease in our consolidated gross profit for the fiscal year ended September 30, 2009, as compared to the fiscal year ended September 30, 2008, was primarily the result of lower consolidated revenues, as discussed above. Our overall gross profit percentage, however, increased to 16.4% during the year ended September 30, 2009, as compared to 16.1% during the year ended September 30, 2008. The increase was due to improved margins in the Residential segment.
Our Communications segment’s gross profit during the year ended September 30, 2009 decreased $1.2 million, as compared to the year ended September 30, 2008. The decrease in gross profit is primarily due to lower revenues and a reduction in gross profit margin from pricing pressure due to increased competition.
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

Our Commercial & Industrial segment’s gross profit decreased $15.1 million during the year ended September 30, 2009, as compared to the year ended September 30, 2008, driven primarily by $92.3 million reduction in revenue. The Commercial & Industrial segment’s gross margin percentage of revenues declined to 14.1% during the year ended September 30, 2009, as compared to 14.5% during the prior year. The decrease in gross profit in our Commercial & Industrial segment is primarily a result of the aforementioned reduced revenue of $92.3 million. The project mix in 2008 included several large time and material projects with considerably higher margins. In addition, gross profit was negatively impacted during the year ended September 30, 2009, by the settlement of a legal dispute totaling $2.1 million, which originated from a project in 2005.
Selling, General and Administrative Expenses

	Year Ended		Year Ended
	September 30,		September 30,
	2009		2008
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$6.6	8.4%	$7.2	8.9%
Residential	33.5	21.4%	35.6	16.6%
Commercial & Industrial	52.0	12.1%	48.1	9.2%
Corporate	16.2	—	28.2	—

Total Consolidated	$108.3	16.3%	$119.1	14.6%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization.
During the year ended September 30, 2009, our selling, general and administrative expenses were $108.3 million, a decrease of $10.8 million, or 9.1%, as compared to the year ended September 30, 2008. This decrease was primarily due to our continued strategic efforts to restructure our operations and to eliminate redundant positions and facilities. The decrease in expenses for the fiscal year ended September 30, 2009 was primarily due to decreases of $12.4 million in employment costs, $1.2 million in occupancy costs and $1.1 million of general business and other expenses. The decrease in selling, general, and administrative expenses for the year ended September 30, 2009 was partially offset by increases of $2.0 million in temporary support labor, in lieu of full time hires, and other increased spending related to providing support for the new software systems and outsourcing of payroll processes implemented during 2008; $1.9 million of ongoing legal costs and the settlement of legal disputes; and $0.4 million in severance costs which were not included in restructuring charges.
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
Restructuring Charges
During fiscal years 2008 and 2009, we restructured our operations from a decentralized structure into two major lines of business: Commercial & Industrial and Residential. These lines of business are supported by two dedicated administrative shared service centers which consolidated many of the back office functions into centralized locations. In addition, the next level of our business optimization strategy has been to streamline local projects and support operations, which will be managed through regional operating centers, and to capitalize on the investments we made over the past two years to further leverage our resources. Further, we have implemented a more enhanced cost reduction program during 2009, as a result of the continuing effects of the recession, by reducing additional administrative personnel, primarily at our corporate office, and began consolidating our Commercial and Industrial segments into one operational unit.

In conjunction with our 2009 Restructuring Plan and our 2007 Restructuring Plan we recognized the following costs during the years ended September 30, 2009 and 2008, respectively:

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008
	(In millions)
Severance compensation	$4.4	$2.5
Consulting and other charges	0.6	2.0
Acceleration of trademark amortization	1.6	—
Lease termination costs	0.5	—
Non-cash asset write-offs	0.3	0.1

Total restructuring charges	$7.4	$4.6

Interest and Other Expense, net

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008
	(In millions)
Interest expense	$4.2	$4.8
Debt prepayment penalty	—	2.1
Deferred financing charges	0.3	1.8

Total interest expense	4.5	8.7

Interest income	(0.4)	(2.1)
Other (income) expense, net	1.6	(0.9)

Total interest and other expense, net	$5.7	$5.7

During the year ended September 30, 2009, we incurred interest expense of $4.2 million on an average debt balance of $29.0 million primarily comprised of the Tontine Term Loan and the Camden Notes Payable (as defined in “—Working Capital” below), an average letter of credit balance of $28.9 million under the Revolving Credit Facility and an average unused line of credit balance of $31.1 million. This compares to interest expense of $4.8 million for the year ended September 30, 2008, on an average debt balance of $29.4 million for the Tontine Term Loan and the Eton Park Term Loan (as defined in “—Working Capital” below), an average letter of credit balance of $37.9 million under the Revolving Credit Facility and an average unused line of credit balance of $34.4 million.
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
For the fiscal years ended September 30, 2009 and 2008, we earned interest income of $0.4 million and $2.1 million, respectively, on the average Cash and Cash Equivalents balances of $60.8 million and $70.3 million, respectively.
During the year ended September 30, 2009, other expense of $1.6 million included a $2.9 million impairment of our investment in EPV. This was partially offset by adjustments to our Executive Savings Plan balance totaling $0.8 million. The remaining $0.3 million primarily relates to administrative fee income received throughout the year in a Commercial operating unit. For the year ended September 30, 2008, other income of $0.9 million included a $1.1 million settlement with a group of former employees, out of which $0.4 million was recorded as a reduction against legal fees and the remainder as other income. This settlement was to compensate the Company for damages resulting from these employees’ departure from the Company. We collected this settlement in full in March 2008.
Provision for Income Taxes
Our provision for income taxes was an expense of $0.5 million for the year ended September 30, 2009, as compared to an expense of $2.4 million for the year ended September 30, 2008. The decrease is mainly attributable to the loss from continuing operations for the year ended September 30, 2009, which reduced federal income tax expense by $1.9 million, inclusive of the impact of permanent differences. For the year ended September 30, 2009, we provided a valuation allowance for the federal tax benefit resulting from the loss from operations. As a result, we did not recognize any net benefit for federal taxes for the year ended September 30, 2009.

Income (Loss) from Discontinued Operations
As discussed earlier in this report, since March 2006, we have shut down seven underperforming subsidiaries. Such income statement amounts are classified as discontinued operations.
Revenues at these subsidiaries were $0.0 million and $3.7 million, respectively, for the years ended September 30, 2009 and 2008; net income (loss) at these subsidiaries was $0.1 million and ($0.4) million, respectively, during these same periods.
Cost Drivers
As a service business, our cost structure is highly variable. Our primary costs include labor, materials and insurance. For our 2010 fiscal year, costs derived from labor and related expenses accounted for 44.2% of our total costs. Our labor-related expenses totaled $178.7 million, $230.6 million and $283.9 million for the years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010, we had 2,921 full-time employees, of which 2,212 employees were field electricians. The number of field electricians that we employ fluctuates depending upon the number and size of the projects undertaken by us at any particular time. The remaining 709 employees were project managers, job superintendents and administrative and management personnel, including executive officers, estimators or engineers, office staff and clerical personnel. We provide a health, welfare and benefit plan for all employees subject to eligibility requirements. We have a 401(k) plan pursuant to which eligible employees may contribute through a payroll deduction. We have suspended Company matching cash contributions to employee’s contributions due to the significant impact the recession has had on the Company’s financial performance.
For our 2010 fiscal year, costs incurred for materials installed on projects accounted for 45.5% of our total costs. This component of our expense structure is variable based on the demand for our services and material pricing. We generally incur costs for materials as work progresses on a project. We generally order materials when needed, ship those materials directly to the jobsite, and complete the installation within 30 days. Materials primarily consist of commodity-based items such as conduit, wire and fuses as well as specialty items such as fixtures, switchgear and control panels. Our materials expenses totaled $183.7 million, $258.1 million, and $329.7 million for the years ended September 30, 2010, 2009 and 2008, respectively.
We are insured for workers’ compensation, employer’s liability, auto liability, general liability and health insurance, subject to deductibles. Losses up to the deductible amounts are accrued based upon actuarial studies and our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. These accruals are based upon known facts and historical trends and management believes such accruals to be adequate.
Discontinued Operations
Exit or Disposal Activities
In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES divisions or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States was part of our Commercial & Industrial segment prior to being classified as discontinued.
In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker was part of our Commercial & Industrial segment prior to being classified as discontinued.
Summary of Discontinued Operations
The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized operating results for all discontinued operations are outlined below:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
	(In millions)
Revenues	$—	$—	$3.7
Gross profit (loss)	$—	$0.1	$0.2
Pre-tax income (loss)	$—	$0.2	$(0.6)

Working Capital

	September 30,	September 30,
	2010	2009
	(In millions)

CURRENT ASSETS:
Cash and cash equivalents	$32.9	$64.2
Accounts receivable
Trade, net of allowance of $3.4 and $3.3, respectively	88.3	100.8
Retainage	17.1	26.5
Inventories	12.7	10.1
Costs and estimated earnings in excess of billings on uncompleted contracts	12.6	13.6
Prepaid expenses and other current assets	5.4	6.1

Total current assets	$169.0	$221.3

CURRENT LIABILITIES:
Current maturities of long-term debt	$0.8	$2.1
Accounts payable and accrued expenses	67.8	76.5
Billings in excess of costs and estimated earnings on uncompleted contracts	17.1	21.1

Total current liabilities	$85.7	$99.7

Working capital	$83.3	$121.6

During the year ended September 30, 2010, working capital decreased by $38.3 million from September 30, 2009, reflecting a $52.3 million decrease in current assets and a $14.0 million decrease in current liabilities during the period.
During the year ended September 30, 2010, our current assets decreased by $52.3 million, or 23.6%, to $169.0 million, as compared to $221.3 million as of September 30, 2009. Cash and cash equivalents decreased by $31.3 million during the year ended September 30, 2010 as compared to September 30, 2009. The decrease in cash is primarily due to $15.0 million prepaid on our original $25.0 million principal outstanding on the Tontine Term Loan and net cash used in operating activities of $13.2 million. Current trade accounts receivables, net, decreased by $12.5 million at September 30, 2010, as compared to September 30, 2009. Days sales outstanding (“DSOs”) increased to 83 days as of September 30, 2010 from 72 days as of September 30, 2009. This increase was driven predominantly by slow-downs in receipt of certain customer payments, which we attribute to distressed financial markets and the challenging economic environment. While collections may be delayed, our secured position, resulting from our ability to secure liens against our customers’ over due receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables. We also experienced a $9.4 million decrease in retainage and a $1.0 million decrease in costs in excess of billings during the year ended September 30, 2010 compared to September 30, 2009, primarily due to the continued reduction in volumes.
During the year ended September 30, 2010, our total current liabilities decreased by $14.0 million to $85.7 million, compared to $99.7 million as of September 30, 2009. During the year ended September 30, 2010 accounts payable and accrued expenses decreased $8.7 million as a result of lower volumes. Billings in excess of costs decreased by $4.0 million during the year ended September 30, 2010 compared to September 30, 2009, due to the overall lower volumes of work performed. Finally, current maturities of long-term debt decreased by $1.3 million during the year ended September 30, 2010 compared to September 30, 2009 primarily due to the payments of Insurance Financing Agreements existing at September 30, 2009 with no new subsequent financing outstanding at September 30, 2010.
Surety
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a surety. These bonds provide a guarantee to the customer that we will perform under the terms of our contract and that we will pay our subcontractors and vendors. If we fail to perform under the terms of our contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the sureties for any expenses or outlays they incur on our behalf. To date, we have not been required to make any reimbursements to our sureties for bond-related costs.

As is common in the surety industry, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives would include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result could be a claim for damages by the customer for the costs of replacing us with another contractor.
As of September 30, 2010, we utilized a combination of cash and letters of credit totaling $10.1 million to collateralize our obligations to our sureties, which were comprised of $3.5 million in letters of credit and $6.6 million of cash and accumulated interest (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility. As of September 30, 2010, the estimated cost to complete our bonded projects was approximately $126.4 million. On May 7, 2010, we entered into a new surety agreement to supplement our available bonding capacity. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. In May 2008 we incurred a $0.3 million charge from Bank of America as a result of this amendment, of which $0.2 million was classified as a prepaid expense and amortized over 12 months, and $0.1 million was classified as a deferred financing fee and is being amortized over 24 months.
On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility remains at $60.0 million, and the maturity date has been extended to May 12, 2012. In connection with the amendment, we incurred an amendment fee of $0.2 million and legal fees of $0.1 million, which are being amortized over 24 months.
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
Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility in effect as of September 30, 2010, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

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
At September 30, 2010, we had $12.7 million available to us under the Revolving Credit Facility, based on a borrowing base of $28.3 million, $15.7 million in outstanding letters of credit and no outstanding borrowings.
At September 30, 2010, our Total Liquidity was $45.6 million. For the year ended September 30, 2010, we paid no interest for loans under the Revolving Credit Facility and a weighted average interest rate, including fronting fees, of 3.29% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended. Finally, the Revolving Credit Facility is subject to termination charges of 0.25% of the total borrowing capacity if such termination occurs on or before May 31, 2011 and $50 thousand anytime thereafter.

As of September 30, 2010, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of September 30, 2010, our Total Liquidity was in excess of $25.0 million. Had our Total Liquidity been less than $25.0 million at September 30, 2010, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.
As of September 30, 2009, we were subject to and met a financial covenant under the Revolving Credit Facility, requiring that Shutdown Subsidiaries Earnings Before Interest and Taxes not exceed a cumulative loss of $2.0 million. Two additional financial covenants were in effect any time Total Liquidity was less than $50 million, until such time as Total Liquidity had been $50.0 million for a period of 60 consecutive days. The first was a minimum Fixed Charge Coverage ration of 1.25:1.0. The second was a maximum Leverage Ratio of 3.5:1.0. As of September 30, 2009, our Total Liquidity was in excess of $50.0 million. We would not have met either of these financial covenants, had they been applicable.
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
Eton Park Term Loan
On May 12, 2006, we entered into a $53.0 million senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates. On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into the $25.0 million Tontine Term Loan, as described above.
Capital Lease
The Company leases certain equipment under agreements classified as capital leases and is included in property, plant and equipment. Accumulated amortization of this equipment for the years ended September 30, 2010, 2009 and 2008 was $0.2 million, $0.1 million and $0.0 million, respectively, which is included in depreciation expense in the accompanying statements of operations.
Insurance Financing Agreements
From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“Insurance Financing Agreements”). The terms of these Insurance Financing Agreements vary from several months to two years at interest rates ranging from 4.59% to 5.99%. The Insurance Financing Agreements are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The remaining balances due on the Insurance Financing Agreements at September 30, 2010 and 2009 were $0.7 million and $2.9 million, respectively.
Camden Notes
From August 2008 through December 2009, we financed certain insurance policies through Camden Premium Finance, Inc. (collectively, the “Camden Notes”). The Camden Notes were collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The last of the Camden Notes matured on January 1, 2010.

Liquidity and Capital Resources
As of September 30, 2010, we had cash and cash equivalents of $32.9 million, working capital of $83.3 million, $15.7 million of letters of credit outstanding and $12.7 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum under our Resolving Credit Facility. Had we been required to test our covenants, we would have failed at September 30, 2010.
We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country. Operating activities used net cash of $13.2 million during the year ended September 30, 2010, as compared to $11.3 million of net cash provided in the year ended September 30, 2009. The decrease in operating cash flows in the year ended September 30, 2010 was due to the year to date net loss of $32.1 million and the $8.7 million decrease of our accounts payable and accrued expenses related to the overall reduction in revenues along with the associated decrease in purchased materials compared to the year ended September 30, 2009. These decreases were partially offset by increased collections of accounts receivable and retainage of $17.8 million during the fiscal year ended September 30, 2010 and non-cash charges for bad debt expense of $7.4 million, which includes $3.7 million for the reserve established on our Centerpoint receivable and $3.7 million of bad debt expense.
Operating activities provided net cash of $11.3 million during the year ended September 30, 2009, as compared to $14.6 million of net cash provided in the year ended September 30, 2008. The decrease in operating cash flows in the year ended September 30, 2009 was primarily due to the year to date net loss of $11.8 million, decreases of $23.5 million of our accounts payable and accrued expenses and $12.5 million of billings in excess of costs and estimated earnings related to reduced volumes. These decreases were partially offset by increased collections of accounts receivable and retainage of $29.6 million, non-cash charges for an impairment loss in our investment in EPV of $2.9 million and bad debt expense of $2.5 million.
Investing Activities
In the year ended September 30, 2010, we used net cash from investing activities of $0.2 million as compared to $5.9 million of net cash used in investing activities in the year ended September 30, 2009. Investing activities in the year ended September 30, 2010 included $0.9 million used for capital expenditures partially offset by a cash distribution from an investment of $0.4 million and $0.3 million of proceeds from the sale of equipment. Investing activities in the year ended September 30, 2009 included $4.7 million used for capital expenditures, partially offset by $0.9 million of proceeds from the sale of equipment. In addition, investing activities in the year ended September 30, 2009 included $2.2 million used for investments in unconsolidated affiliates.
In the year ended September 30, 2009, we used net cash in investing activities of $5.9 million as compared to $8.2 million of net cash provided in investing activities in the year ended September 30, 2008. Investing activities in the year ended September 30, 2009 included $4.7 million used for capital expenditures, $2.0 million used for an investment in EPV and $0.2 million to satisfy our commitment to invest in EnerTech, partially offset by $0.9 million of proceeds from the sale of equipment. Investing activities in the year ended September 30, 2008 included the release of $20.0 million in restricted cash, $0.5 million for a cash distribution from an investment and $0.4 million of proceeds from the sale of equipment partially offset by $12.9 million used for capital expenditures.
Financing Activities
Financing activities used net cash of $17.9 million in the year ended September 30, 2010 compared to $6.0 million used in the year ended September 30, 2009. Financing activities in the year ended September 30, 2010 included $18.2 million used for payments of debt, of which $15.0 million was used as a prepayment to Tontine, $0.3 million was used for debt issuance costs and $0.2 million was used for the acquisition of treasury stock netted against $0.8 million provided by new insurance financing. Financing activities in the year ended September 30, 2009 included $4.3 million used for the purchase of treasury stock and $2.4 million used for repayments of debt netted against $0.8 million provided by new financing.
In the year ended September 30, 2009, financing activities used net cash of $6.0 million as compared to $27.7 million in net cash used by financing activities in the year ended September 30, 2008. Financings activities in the year ended September 30, 2009 included $4.3 million used for the acquisition of treasury stock and $2.4 million used for payments of long-term debt netted against borrowings of $0.8 million. Financing activities in the year ended September 30, 2008 included $46.1 million used for termination and prepayment of the Eton Park Term loan and $11.0 million used for the acquisition of treasury stock netted against borrowings of approximately $30.0 million due to debt refinancing.

Bonding Capacity
At September 30, 2010, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of September 30, 2010, the expected cumulative cost to complete for projects covered by our surety providers was $126.4 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Note 16 “Commitments and Contingencies — Surety” of our Consolidated Financial Statements, set forth in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.
Controlling Shareholder
On May 13, 2010, Tontine, filed an amended Schedule 13D indicating its ownership level of 58.7%. On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan, and $10.0 million remains outstanding on the Tontine Term Loan.
Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our $60.0 million Revolving Credit facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.
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
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2010, $0.4 million of our outstanding letters of credit were to collateralize our customers and vendors.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2010, $11.8 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2010, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of September 30, 2010, we utilized a combination of cash, accumulated interest thereon and letters of credit totaling $10.1 million to collateralize our bonding programs.

As of September 30, 2010, our future contractual obligations due by September 30 of each of the following fiscal years include (in millions) (1):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations	$0.7	$10.0	$—	$—	$10.7
Operating lease obligations	$6.3	$6.7	$1.6	$—	$14.6
Capital lease obligations	$0.2	$0.4	$—	$—	$0.6

Total	$7.2	$17.1	$1.6	$—	$25.9

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Our other commitments expire by September 30 of each of the following fiscal years (in millions):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Standby letters of credit	$15.6	$—	$—	$—	$15.6
Other commitments	$—	$—	$—	$—	$—

Total	$15.6	$—	$—	$—	$15.6

Outlook
We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will range from $1.0 to $1.5 million for the fiscal year ending on September 30, 2011. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K.
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
Commodity Risk
Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts. During 2010, commodity prices were volatile, and we experienced overall increases in prices of copper, aluminum, steel and fuel. Over the long-term, we expect to be able to pass along a significant portion of these costs to our customers, as market conditions in the construction industry will allow.
Interest Rate Risk
We are also exposed to interest rate risk, with respect to our outstanding revolving debt obligations as well as our letters of credit.
The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2010 (dollar amounts in millions):

	2011	2012	2013	2014	2015	Thereafter	Total

Liabilities—Debt:
Fixed Rate	$0.7	$—	$10.0	$—	$—	$—	$10.7
Interest Rate	4.99%	—	11.00%	—	—	—	10.61%

Fair Value of Debt:
Fixed Rate	$0.7	$—	$11.0	$—	$—	$—	$11.7

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Integrated Electrical Services, Inc.
We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries (“the Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Houston,Texas
December 14, 2010

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	September 30,	September 30,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,924	$64,174
Accounts receivable:
Trade, net of allowance of $3,360 and $3,296, respectively	88,252	100,753
Retainage	17,083	26,516
Inventories	12,682	10,155
Costs and estimated earnings in excess of billings on uncompleted contracts	12,566	13,554
Prepaid expenses and other current assets	5,449	6,118

Total current assets	168,956	221,270

LONG-TERM RECEIVABLE, net of allowance of $4,069 and $278, respectively	440	3,714
PROPERTY AND EQUIPMENT, net	19,846	24,367
GOODWILL	3,981	3,981
OTHER NON-CURRENT ASSETS, net	11,882	15,093

Total assets	$205,105	$268,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$808	$2,086
Accounts payable and accrued expenses	67,799	76,478
Billings in excess of costs and estimated earnings on uncompleted contracts	17,109	21,142

Total current liabilities	85,716	99,706
LONG-TERM DEBT, net of current maturities	10,448	26,601
LONG-TERM DEFERRED TAX LIABILITY	1,046	2,290
OTHER NON-CURRENT LIABILITIES	6,314	7,280

Total liabilities	103,524	135,877

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,773,904 and 14,617,741 outstanding, respectively	154	154
Treasury stock, at cost, 633,898 and 790,061 shares, respectively	(13,677)	(14,097)
Additional paid-in capital	171,510	170,732
Accumulated other comprehensive income	(88)	(70)
Retained deficit	(56,318)	(24,171)

Total stockholders’ equity	101,581	132,548

Total liabilities and stockholders’ equity	$205,105	$268,425

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share Information)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Revenues	$460,633	$665,997	$818,287
Cost of services	404,140	556,469	686,358

Gross profit	56,493	109,528	131,929
Selling, general and administrative expenses	84,920	108,328	119,160
Gain on sale of assets	(174)	(465)	(114)
Restructuring charges	763	7,407	4,598

Income (loss) from operations	(29,016)	(5,742)	8,285

Interest and other (income) expense:
Interest expense	3,513	4,526	8,623
Interest income	(242)	(432)	(2,094)
Other (income) expense, net	(109)	1,608	(888)

Interest and other expense, net	3,162	5,702	5,641

Income (loss) from operations before income taxes	(32,178)	(11,444)	2,644
Provision (benefit) for income taxes	(31)	495	2,436

Net income (loss) from continuing operations	$(32,147)	$(11,939)	$208

Discontinued operations (Note 4 “Strategic Actions”)
Income (loss) from discontinued operations	—	187	(616)
Provision (benefit) for income taxes	—	68	(221)

Net income (loss) from discontinued operations	—	119	(395)

Net loss	$(32,147)	$(11,820)	$(187)

Basic earnings (loss) per share:
Continuing operations	$(2.23)	$(0.83)	$0.01

Discontinued operations	$—	$0.01	$(0.02)

Total	$(2.23)	$(0.82)	$(0.01)

Diluted earnings (loss) per share:
Continuing operations	$(2.23)	$(0.83)	$0.01

Discontinued operations	$—	$0.01	$(0.02)

Total	$(2.23)	$(0.82)	$(0.01)

Shares used in the computation of loss per share (Note 6 “Per Share Information”):
Basic	14,409,368	14,331,614	14,938,619

Diluted	14,409,368	14,331,614	15,025,023

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

					Additional	Accum. Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

BALANCE, September 30, 2007	15,418,357	$154	(79,271)	$(1,716)	$168,070	$—	$(12,583)	$153,925

Adoption of FIN 48	—	—	—	—	—	—	419	419
Common stock retired	(10,555)	—	—	—	—	—	—	—
Restricted stock grant	—	—	101,650	2,179	(2,179)	—	—	—
Forfeiture of restricted stock	—	—	(56,248)	(1,026)	1,026	—	—	—
Acquisition of treasury stock	—	—	(620,154)	(11,028)	—	—	—	(11,028)
Non-cash compensation	—	—	—	—	3,106	—	—	3,106
Net loss	—	—	—	—	—	—	(187)	(187)

BALANCE, September 30, 2008	15,407,802	$154	(654,023)	$(11,591)	$170,023	$—	$(12,351)	$146,235

Restricted stock grant	—	—	199,200	1,821	(1,821)	—	—	—
Forfeiture of restricted stock	—	—	(120)	(2)	2	—	—	—
Acquisition of treasury stock	—	—	(335,118)	(4,325)	—	—	—	(4,325)
Non-cash compensation	—	—	—	—	2,528	—	—	2,528
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	—	(11,820)	(11,820)

BALANCE, September 30, 2009	15,407,802	$154	(790,061)	$(14,097)	$170,732	$(70)	$(24,171)	$132,548

Restricted stock grant	—	—	221,486	807	(807)	—	—	—
Forfeiture of restricted stock	—	—	(38,000)	(217)	217	—	—	—
Acquisition of treasury stock	—	—	(27,323)	(170)	(2)	—	—	(172)
Non-cash compensation	—	—	—	—	1,370	—	—	1,370
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(32,147)	(32,147)

BALANCE, September 30, 2010	15,407,802	$154	(633,898)	$(13,677)	$171,510	$(88)	$(56,318)	$101,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,147)	$(11,820)	$(187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income (loss) from discontinued operations	—	(119)	395
Bad debt expense	7,440	2,539	2,875
Deferred financing cost amortization	314	263	1,778
Depreciation and amortization	5,291	8,258	7,927
Gain on sale of assets	(174)	(465)	(47)
Non-cash compensation expense	1,370	2,520	3,106
Impairment of investment	150	2,850	—
Non-cash restructuring write-offs	—	—	131
Paid in kind interest	—	678	—
Equity in (gains) losses of investment	—	13	149
Goodwill adjustment — utilization of deferred tax assets	—	911	1,938
Deferred income tax	(1,244)	(1,924)	—
Changes in operating assets and liabilities
Accounts receivable	17,768	29,567	(4,808)
Inventories	(2,527)	2,701	2,404
Costs and estimated earnings in excess of billings	988	1,189	1,316
Prepaid expenses and other current assets	1,820	1,096	290
Other non-current assets	1,463	6,598	(3,608)
Accounts payable and accrued expenses	(8,679)	(23,547)	289
Billings in excess of costs and estimated earnings	(4,033)	(12,546)	(1,418)
Other non-current liabilities	(966)	910	(70)

Net cash provided by (used in) continuing operations	(13,166)	9,672	12,460
Net cash provided by discontinued operations	—	1,635	2,123

Net cash provided by (used in) operating activities	(13,166)	11,307	14,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(924)	(4,740)	(12,862)
Proceeds from sales of property and equipment	328	935	358
Investment in unconsolidated affiliates	—	(2,150)	—
Distribution from unconsolidated affiliates	393	—	488
Changes in restricted cash	—	—	20,000

Net cash provided by (used in) continuing operations	(203)	(5,955)	7,984
Net cash provided by discontinued operations	—	65	200

Net cash provided by (used in) investing activities	(203)	(5,890)	8,184

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	753	792	29,967
Repayments of debt	(18,184)	(2,427)	(46,098)
Purchase of treasury stock	(172)	(4,317)	(11,028)
Payments for debt issuance costs	(278)	—	(575)

Net cash used in financing activities	(17,881)	(5,952)	(27,734)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,250)	(535)	(4,967)
CASH AND CASH EQUIVALENTS, beginning of period	64,174	64,709	69,676

CASH AND CASH EQUIVALENTS, end of period	$32,924	$64,174	$64,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,899	$3,590	$4,842
Cash paid for income taxes	$263	$1,411	$654
Assets acquired under capital lease	$—	$774	$125
Supplemental Cash Flow Information
As part of our 2009 restructuring plan, during the year ended September 30, 2009, we accelerated amortization of $1,609 related to trade names no longer in use. This is captured in depreciation and amortization above.
During the year ended September 30, 2009, we financed $691 of office equipment through a capital lease obligation.
During the year ended September 30, 2008, we financed a prepaid insurance policy with a $4,644 debt agreement that had a $4,419 balance as of September 30, 2008.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
1. BUSINESS
Description of the Business
Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to establish a leading national provider of electrical services, focusing primarily on the communications, residential, commercial and industrial service and maintenance markets. We provide a broad range of services, including designing, building, maintaining and servicing electrical, data communications and utilities systems for communications, residential, commercial and industrial customers. The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.
Our electrical contracting services include design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We service commercial, industrial, residential and communications markets and have a diverse customer base, including: general contractors; property managers and developers; corporations; government agencies; municipalities; and homeowners. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as hospitals or power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities and residential developments, including both single-family housing and multi-family apartment complexes. Our communications services include planning, design, implementation and maintenance of a variety of low voltage products for technology, financial, hi-tech manufacturing, co-location facilities, private higher education, healthcare, government, corporations and universities. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity.
Controlling Shareholder
At September 30, 2010, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 3 “Controlling Shareholder” in the notes to these Consolidated Financial Statements.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
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
Securities and Equity Investments
Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If, upon further investigation of such events, we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of September 30, 2010 and 2009, the carrying value of these investments was $2,065 and $2,719, respectively. See Note 15 “Fair Value Measurements” for related disclosures relative to fair value measurements.
Certain securities are classified as available-for-sale. These investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2010. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Long-Term Receivables
From time to time, we enter into payment plans with certain customers over periods in excess of one year. We classify these receivables as long-term receivables. Additionally, we provide an allowance for doubtful accounts for specific long-term receivables where collection is considered doubtful.
In March 2009, in connection with a construction project entering bankruptcy, we transferred $3,992 of trade accounts receivable to long-term receivable and initiated breach of contract and mechanics’ lien foreclosure actions against the project’s general contractor and owner, respectively. At the same time, we reserved the costs in excess of billings of $278 associated with this receivable.
In March 2010, we reserved the remaining balance of $3,714. We will continue to monitor the proceedings and evaluate any potential future collectability.
Property and Equipment
Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense was $5,291, $5,876 and $6,915, respectively, for the years ended September 30, 2010, 2009 and 2008.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
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
Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances:

	September 30,	September 30,
	2010	2009

Communications	$—	$—
Residential	3,839	3,839
Commercial & Industrial	142	142

	$3,981	$3,981

For the years ended September 30, 2010, 2009 and 2008, there was no goodwill impairment attributable to any reportable segments. Based upon the results of our annual impairment analysis, the fair value of our reporting units significantly exceeded the book value.
For the year ended 2009, we reduced goodwill by $911. The reduction was due to realization of certain pre-emergence deferred tax assets and realization of pre-emergence unrecognized tax benefits. Prior to October 1, 2009, to the extent that we realized benefits from the usage of certain pre-emergence deferred tax assets resulting in a reduction in pre-emergence valuation allowances and to the extent we realized a benefit related to pre-emergence unrecognized tax benefits; such benefits first reduced goodwill, then other long-term intangible assets, then additional paid-in capital. Beginning October 1, 2009, with the adoption of new accounting standards, reductions in pre-emergence valuation allowances or realization of pre-emergence unrecognized tax benefits will be recorded as an adjustment to our income tax expense.
Debt Issuance Costs
Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $314, $263 and $1,778, respectively, for the years ended September 30, 2010, 2009 and 2008. At September 30, 2010, remaining unamortized capitalized debt issuance costs were $218.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Certain divisions in the Residential segment use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the construction is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded in the period such losses are determined.
Services work consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from services work are recognized when services are performed.
The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on construction costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2010, 2009 and 2008, there were no material revenues recorded associated with any claims.
Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few divisions within our Commercial and Industrial segments. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2010.
Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.
Advertising
Advertising and marketing expense for fiscal years ended September 30, 2010, 2009 and 2008 was approximately $1,547, $1,895, and $1,613, respectively. Advertising costs are charged to expense as incurred and are included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations.
Income Taxes
We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2010, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence. Prior to October 1, 2009, to the extent that we do realize benefits from the usage of our pre-emergence deferred tax assets; such benefits will first reduce goodwill, then other long-term intangible assets, then additional paid-in capital. As discussed in “New Accounting Pronouncements” within this note, the Financial Accounting Standards Board (“FASB”) issued updated standards on business combinations and accounting and reporting of non-controlling interests in Consolidated Financial Statements that will change this accounting, requiring recognition of previously unrecorded tax benefits as a reduction of income tax expense. Beginning October 1, 2009, with the adoption of the new standards, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. We believe the impact of the change will be significant.
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
Risk-Management
We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2010, we compiled our historical data pertaining to the insurance experiences and actuarially developed the ultimate loss associated with our insurance programs for workers’ compensation, auto and general liability. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.
The undiscounted ultimate losses of all insurance reserves at September 30, 2010 and 2009, was $7,082 and $10,523, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2011	$2,748
2012	1,737
2013	1,068
2014	595
2015	360
Thereafter	574

Total	$7,082

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2010 and 2009, the discount rate used was 1.3 percent and 1.5 percent, respectively. The decrease in discount rate is driven by the prolonged decline in interest rates and a decrease in the average life of our associated claims. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2010 and 2009 was $6,916 and $10,381, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2011.
We had letters of credit of $11,771 outstanding at September 30, 2010 to collateralize our insurance obligations.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
At September 30, 2010, 2009 and 2008, we performed evaluations of our long-lived assets. These evaluations resulted in no impairment charges.
Risk Concentration
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. We grant credit, usually without collateral, to our customers, who are generally contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States within the construction and homebuilding market. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. We periodically assess the financial condition of these institutions where these funds are held and believe the credit risk is minimal. As a result of recent credit market turmoil we maintain the majority of our cash and cash equivalents in money market mutual funds.
No single customer accounted for more than 10% of our revenues for the years ended September 30, 2010, 2009 and 2008.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and a $10,000 senior subordinated loan agreement (the “Tontine Term Loan”). We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”), in the accompanying Consolidated Balance Sheets, approximates their fair value due to their short-term nature.
We estimate that the fair value of the Tontine Term Loan is $11,015 based on comparable debt instruments at September 30, 2010. For additional information, please refer to Note 8, “Debt — The Tontine Term Loan” of this report.
We estimate that the fair value of our investment in EnerTech is $1,826 at September 30, 2010. For additional information, please refer to Note 7, “Detail of Certain Balance Sheet Accounts — Securities and Equity Investments — Investment in EnerTech Capital Partners II L.P.” of this report.
Stock-Based Compensation
We measure and record compensation expense for all share-based payment awards based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. We calculate the fair value of stock options using a binomial option pricing model. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of IES’s common stock on the date of grant. Forfeitures are estimated at the time of grant and revised as deemed necessary. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance based awards is recognized using the graded vesting method over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for options and restricted stock (excess tax benefit) are classified as financing cash flows.
Deferred Compensation Plans
The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2010 and 2009. The changes in fair values are recorded as unrealized gains (losses) as a component of other income (expense) in the Consolidated Statements of Operations.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.
Reclassifications
In connection with the change in reportable segments, certain prior period amounts have been reclassified to conform to the current year presentation of our segments with no effect on net income (loss) or retained deficit during the current year. Specifically, the former Industrial segment was combined with the Commercial segment to form our Commercial & Industrial segment, and our Communications segment was separated from our Commercial & Industrial segment to form a new operating segment. For additional information, please refer to Note 11, “Operating Segments” of this report.
We have completed the wind down of our discontinued operations. All substantive assets have been sold or transferred and liabilities have been retired. There is no longer any operating activity or material outstanding balances. We have classified the remaining balances as continuing operations.
New Accounting Pronouncements
In December 2007, the FASB issued updated standards on business combinations and accounting and reporting of non-controlling interests in Consolidated Financial Statements. The changes require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The changes eliminate the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs, and changes when restructuring charges related to acquisitions can be recognized. The new standards became effective for us on October 1, 2009. Prior to October 1, 2009, to the extent that we realized benefits from the usage of certain pre-emergence deferred tax assets resulting in a reduction in pre-emergence valuation allowances and to the extent we realized a benefit related to pre-emergence unrecognized tax benefits; such benefits first reduced goodwill, then other long-term intangible assets, then additional paid-in capital. Beginning October 1, 2009, with the adoption of the new standards, reductions in pre-emergence valuation allowances or realization of pre-emergence unrecognized tax benefit will be recorded as an adjustment to our income tax expense. The adoption of this did not have a material impact on our current year; however we believe future reductions in pre-emergence valuation allowance or realization of pre-emergence unrecognized tax benefits could have a material impact on the Consolidated Financial Statements.
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
3. CONTROLLING SHAREHOLDER
On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan, and $10,000 remains outstanding on the Tontine Term Loan.
Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our $60,000 Revolving Credit facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
4. STRATEGIC ACTIONS
The 2007 Restructuring Plan
During the 2008 fiscal year, we completed the restructuring of our operations from the previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition the business to better serve our customers, strengthen financial controls and, as a result, position us to implement a market-based growth strategy. The 2007 Restructuring Plan consolidated certain leadership roles, administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. We recorded a total of $5,639 of restructuring charges for the 2007 Restructuring Plan.
As part of the restructuring charges, we recognized $0, $225 and $2,676 in severance costs at our Communications, Residential and Commercial & Industrial and segments, respectively. In addition to the severance costs described above, we incurred other charges of approximately $2,607 predominately for consulting services associated with the 2007 Restructuring Plan and wrote off $131 of leasehold improvements at an operating location that we closed.
The 2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. We accelerated our trade name amortization during the 2009 fiscal year recording a charge of $1,609 that has been identified within the “Restructuring Charges” caption in our Consolidated Statements of Operations.
In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center. As a result of the expanded 2009 Restructuring Plan, we began managing and measuring performance of our business in two distinct operating segments: Commercial & Industrial and Residential.
During the years ended September 30, 2010 and 2009, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $763 and $7,407 associated with the 2009 Restructuring Plan. Costs incurred related to our Communications segment were $16 and $138 for the years ended September 30, 2010 and 2009, respectively. Costs incurred related to our Residential segment were $0 and $2,662 for the years ended September 30, 2010 and 2009, respectively. Costs incurred related to our Commercial & Industrial segment were $698 and $3,219 for the years ended September 30, 2010 and 2009, respectively. Costs related to our Corporate office were $49 and $1,388 for the years ended September 30, 2010 and 2009, respectively.
The following table summarizes the activities related to our restructuring activities by component:

	Severance	Consulting/
	Charges	Other Charges	Total

Restructuring liability at September 30, 2009	$2,097	$81	$2,178
Restructuring charges incurred	763	—	763
Cash payments made	(2,860)	(81)	(2,941)

Restructuring liability at September 30, 2010	$—	$—	$—

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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
In June 2007, we shut down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES divisions or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States’ assets, liabilities and operating results for both the current and prior periods have been reclassified to discontinued operations. Mid-States was part of our Commercial & Industrial segment prior to being classified as discontinued.
In August 2008, we shut down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker’s assets, liabilities and operating results for prior periods have been reclassified to discontinued operations. Haymaker was part of our Commercial & Industrial segment prior to being classified as discontinued.
Remaining net working capital related to these subsidiaries was $0 at September 30, 2010 and 2009.
Summarized Data for Discontinued Operations
The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented. Summarized financial data for all discontinued operations are outlined below:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Revenues	$—	$21	$3,712
Gross profit (loss)	$—	$114	$174
Pre-tax income (loss)	$—	$187	$(616)
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Estimated
	Useful Lives	September 30,	September 30,
	in Years	2010	2009

Land	N/A	$2,797	$3,020
Buildings	5-20	6,066	5,835
Transportation equipment	3-5	2,807	7,650
Machinery and equipment	3-10	4,556	5,978
Leasehold improvements	5-10	2,267	3,582
Information systems	2-8	20,631	21,462
Furniture and fixtures	5-7	2,590	1,482

		$41,714	$49,009
Less—Accumulated depreciation and amortization		(21,868)	(24,642)

Property and equipment, net		$19,846	$24,367

Information Systems
During the years ended September 30, 2010, 2009 and 2008, we capitalized $83, $2,768 and $8,366, respectively, of computer and software development costs associated with new system implementations. Amortization of these costs were $2,224 and $2,143, respectively, during the years ended September 30, 2010 and 2009.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
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
The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2010, 2009 and 2008, (in thousands, except share information):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Numerator:

Net income (loss) from continuing operations attributable to common shareholders	$(32,147)	$(11,939)	$207
Net income (loss) from continuing operations attributable to restricted shareholders	—	—	1

Net income (loss) from continuing operations	$(32,147)	$(11,939)	$208

Net income (loss) from discontinued operations attributable to common shareholders	$—	$117	$(395)
Net income (loss) from discontinued operations attributable to restricted shareholders	—	2	—

Net income (loss) from discontinued operations	$—	$119	$(395)

Net income (loss) attributable to common shareholders	$(32,147)	$(11,820)	$(187)
Net income (loss) attributable to restricted shareholders	—	—	—

Net income (loss)	$(32,147)	$(11,820)	$(187)

Denominator:

Weighted average common shares outstanding — basic	14,409,368	14,331,614	14,938,619
Effect of dilutive stock options and non-vested restricted stock	—	—	86,404

Weighted average common and common equivalent shares outstanding — diluted	14,409,368	14,331,614	15,025,023

Basic earnings (loss) per share:

Basic earnings (loss) per share from continuing operations	$(2.23)	$(0.83)	$0.01
Basic earnings (loss) per share from discontinued operations	$—	$0.01	$(0.02)
Basic loss per share	$(2.23)	$(0.82)	$(0.01)

Diluted earnings (loss) per share:

Diluted earnings (loss) per share from continuing operations	$(2.23)	$(0.83)	$0.01
Diluted earnings (loss) per share from discontinued operations	$—	$0.01	$(0.02)
Diluted loss per share	$(2.23)	$(0.82)	$(0.01)

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
For the years ended September 30, 2010, 2009 and 2008, 158,500, 158,500 and 56,000 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the years ended September 30, 2010 and September 30, 2009, 348,086 and 230,176 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations. No shares of restricted stock were excluded for the year ended 2008.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Activity in our allowance for doubtful accounts on accounts and long-term receivables consists of the following:

	September 30,	September 30,
	2010	2009

Balance at beginning of period	$3,574	$3,556
Additions to costs and expenses	7,440	2,539
Deductions for uncollectible receivables written off, net of recoveries	(3,585)	(2,521)

Balance at end of period	$7,429	$3,574

Accounts payable and accrued expenses consist of the following:

	September 30,	September 30,
	2010	2009

Accounts payable, trade	$38,395	$35,267
Accrued compensation and benefits	10,271	17,866
Accrued insurance liabilities	6,915	10,381
Other accrued expenses	12,218	12,964

	$67,799	$76,478

Contracts in progress are as follows:

	September 30,	September 30,
	2010	2009

Costs incurred on contracts in progress	$362,594	$503,464
Estimated earnings	47,656	89,456

	410,250	592,920
Less—Billings to date	(414,793)	(600,508)

Net contracts in progress	$(4,543)	$(7,588)

Costs and estimated earnings in excess of billings on uncompleted contracts	12,566	13,554
Less—Billings in excess of costs and estimated earnings on uncompleted contracts	(17,109)	(21,142)

Net contracts in progress	$(4,543)	$(7,588)

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Other non-current assets are comprised of the following:

	September 30,	September 30,
	2010	2009

Deposits	$6,587	$6,595
Deferred tax assets	1,677	3,073
Executive Savings Plan assets	889	1,105
Securities and equity investments	2,065	2,717
Other	664	1,603

Total	$11,882	$15,093

Securities and Equity Investments
Investment in EPV Solar
On July 16, 2006, we entered into a stock purchase agreement with Tontine Capital Overseas Master Fund, L.P. (“Tontine Capital Overseas”), a related party and an affiliate of Tontine. On July 17, 2006, we issued 58,072 shares of our common stock to Tontine Capital Overseas for a purchase price of $1,000 in cash. The purchase price per share was based on the closing price of our common stock quoted on NASDAQ on July 14, 2006. The proceeds of the sale were used to make a new $1,000 investment in EPV Solar, Inc. (“EPV”), formerly Energy Photovoltaics, a company in which we, prior to this new investment, held and continue to hold a minority interest. Our common stock was issued to Tontine Capital Overseas in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
On December 24, 2008, we invested $2,000 in the form of a convertible note receivable and warrants to purchase common stock from EPV. Under the terms of debt and equity investment accounting codified in ASC 320, we allocated the $2,000 investment on a pro-rata basis based on the fair value of the note receivable and the warrants at the time we completed the purchase agreement. Accordingly, we recorded the note receivable at $1,756 and we recorded the warrants at $244. The EPV convertible note receivable had a $2,667 face value, with an 8% interest rate and interest payable semi-annually on June 15 and December 15, and was due on June 15, 2010. The stock warrants allow us to purchase up to 533,333 common shares of EPV at a strike price of $1.25 per share. These warrants expire on December 31, 2013. Shortly after the investment of $2,000, EPV commenced fundraising efforts to restructure debt and improve liquidity. We did not recognize interest income and accretion of $324 through the date of restructuring.
On June 2, 2009, our convertible note receivable was restructured in the form of a (1) new convertible note receivable, (2) shares of EPV common stock and (3) stock warrants to allow us to purchase additional shares. As issued, the new convertible note receivable had a $1,067 face value, with a 1% interest rate payable in-kind with interest paid semi-annually on December 1 and June 1, and is due on June 1, 2016. We converted $1,054 of our former convertible note receivable into 4,444,444 common shares of EPV at $0.36 per share. The stock warrants we received allowed us to purchase up to 1,187,219 common shares of EPV at a strike price of $0.54 per share. As there were no specific values assigned to each of these instruments, we allocated our carrying value of our $1.8 million convertible note pro-rata based on the fair value at the time of conversion.
We assessed the fair market value of our investment in EPV after the restructuring and determined that it was below its carrying value. Accordingly, we recorded a $2,850 other-than-temporary impairment loss for the year ended September 30, 2009. The total impairment loss is reflected in our Consolidated Statements of Operations as a component of Other Expense and reduced the carrying value of our investment from $3,000 to $150 at September 30, 2009.
On February 24, 2010, EPV filed for Chapter 11 bankruptcy protection. On August 20, 2010, the United States Bankruptcy Court District of New Jersey authorized and approved the sale of substantially all of EPV’s assets free and clear of liens, claims, encumbrances and interests to a third-party solar company. As this sale cancelled our claims to our convertible note receivable, we recorded an impairment loss of $150 during the year ended September 30, 2010, which reduced its carrying value to $0.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Our investment in EPV consists of the following debt and equity instruments:

	September 30,	September 30,
	2010	2009
Common stock (25.2 million shares)	$—	$—
Convertible note receivable	—	150
Stock warrants (0.5 million warrants / strike at $1.25)	—	—
Stock warrants (1.2 million warrants / strike at $0.54)	—	—

Total investment, net of impairment	$—	$150

Investment in EnerTech Capital Partners II L.P.
In April 2000, we committed to invest up to $5,000 in EnerTech Capital Partners II L.P. Through September 30, 2010, we have fulfilled our $5,000 investment under this commitment. As our investment is 2% of the overall ownership in EnerTech at September 30, 2010 and 2009, we accounted for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at September 30, 2010 and 2009 was $2,005 and $2,491, respectively.
The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2010 and 2009:

	September 30,	September 30,
	2010	2009

Carrying value	$2,005	$2,491
Unrealized gains (losses)	(179)	276

Fair value	$1,826	$2,767

At each reporting date, the Company performs evaluations of to impairment for securities to determine if the unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized losses at September 30, 2010 are temporary.
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
The amount of unrealized holding losses included in other comprehensive income at September 30, 2010 and 2009 is $88 and $70, respectively. Both the carrying and market value of the investment at September 30, 2010 and 2009 were $60 and $78, respectively.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
8. DEBT
Debt consists of the following:

	September 30,	September 30,
	2010	2009

Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$25,000
Insurance Financing Agreements	653	2,912
Capital leases and other	603	775

Total debt	11,256	28,687

Less — Short-term debt and current maturities of long-term debt	(808)	(2,086)

Total long-term debt	$10,448	$26,601

Future payments on debt at September 30, 2010 are as follows:

	Capital Leases	Term Debt	Total

2011	$310	$653	$963
2012	297	—	297
2013	287	10,000	10,287
2014	24	—	24
2015	—	—	—
Thereafter	—	—	—
Less: Imputed Interest	(315)	—	(315)

Total	$603	$10,653	$11,256

For the years ended September 30, 2010, 2009 and 2008, we incurred interest expense of $3,513, $4,526 and $8,623, respectively.
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. In May 2008 we incurred a $275 charge from Bank of America as a result of this amendment, of which $200 was classified as a prepaid expense and amortized over 12 months, and $75 was classified as a deferred financing fee and was amortized over 24 months.
On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement. Under the terms of the amended Revolving Credit Facility, the size of the facility remains at $60,000, and the maturity date has been extended to May 31, 2012. In connection with the amendment, we incurred an amendment fee of $225 and legal fees of $53, which are being amortized over 24 months.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility in effect as of September 30, 2010, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

Annual Interest Rate for
Total Liquidity	Annual Interest Rate for Loans	Letters of Credit

Greater than or equal to $60,000	LIBOR plus 3.00% or Base Rate plus 1.00%	3.00% plus 0.25% fronting fee
Greater than $40,000 and less than $60,000	LIBOR plus 3.25% or Base Rate plus 1.25%	3.25% plus 0.25% fronting fee
Less than or equal to $40,000	LIBOR plus 3.50% or Base Rate plus 1.50%	3.50% plus 0.25% fronting fee
At September 30, 2010, we had $12,688 available to us under the Revolving Credit Facility, based on a borrowing base of $28,338, $15,650 in outstanding letters of credit and no outstanding borrowings.
At September 30, 2010, our Total Liquidity was $45,612. For the year ended September 30, 2010, we paid no interest for loans under the Revolving Credit Facility and had a weighted average interest rate, including fronting fees, of 3.29% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended. Finally, the Revolving Credit Facility is subject to termination charges of 0.25% of the total borrowing capacity if such termination occurs on or before May 31, 2011 and $50 anytime thereafter.
As of September 30, 2010, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of September 30, 2010, our Total Liquidity was in excess of $25,000. Had our Total Liquidity been less than $25,000 at September 30, 2010, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.
As of September 30, 2009, we were subject to and met a financial covenant under the Revolving Credit Facility, requiring that Shutdown Subsidiaries Earnings Before Interest and Taxes not exceed a cumulative loss of $2,000. Two additional financial covenants were in effect any time Total Liquidity was less than $50,000, until such time as Total Liquidity had been $50,000 for a period of 60 consecutive days. The first was a minimum Fixed Charge Coverage ration of 1.25:1.0. The second was a maximum Leverage Ratio of 3.5:1.0. As of September 30, 2009, our Total Liquidity was in excess of $50,000. We would not have met either of these financial covenants, had they been applicable.
In the event that we are not able to meet the financial covenant of our amended Revolving Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.
The Tontine Term Loan
On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P., (“TCP 2”). We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility (defined below) with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.
Eton Park Term Loan
On May 12, 2006, we entered into a $53,000 senior secured term loan (the “Eton Park Term Loan”) with Eton Park Fund L.P. and certain of its affiliates and Flagg Street Partners L.P. and certain of its affiliates. On December 12, 2007, we terminated the Eton Park Term Loan by prepaying in full all outstanding principal and accrued interest on the loan. On the same day, we entered into the $25,000 Tontine Term Loan, as described above.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Capital Lease
The Company leases certain equipment under agreements classified as capital leases and is included in property, plant and equipment. Amortization of this equipment for the years ended September 30, 2010, 2009 and 2008 was $156, $112 and $0, respectively, which is included in depreciation expense in the accompanying statements of operations.
Insurance Financing Agreements
From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“Insurance Financing Agreements”). The terms of these Insurance Financing Agreements vary from several months to two years at interest rates ranging from 4.59% to 5.99%. The Insurance Financing Agreements are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The remaining balances due on the Insurance Financing Agreements at September 30, 2010 and 2009 were $653 and $2,912, respectively.
Camden Notes
From August 2008 through December 2009, we financed certain insurance policies through Camden Premium Finance, Inc. (collectively, the “Camden Notes”). The Camden Notes were collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The last of the Camden Notes matured on January 1, 2010.
9. LEASES
We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to retain our cash when we do not own the assets, and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may cancel or terminate a lease before the end of its term. Typically, we would be liable to the lessor for various lease cancellation or termination costs and the difference between the fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.
For a discussion of leases with certain related parties which are included below, see Note 13, “Related-Party Transactions.”
Rent expense was $5,931, $6,973 and $8,372 for the years ended September 30, 2010, 2009 and 2008, respectively. Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows:

Year Ended September 30:
2011	$6,258
2012	4,502
2013	2,232
2014	1,107
2015	508
Thereafter	22

Total	$14,629

10. INCOME TAXES
Federal and state income tax provisions for continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Federal:
Current	$—	$—	$—
Deferred	—	(28)	1,934
State:
Current	119	350	470
Deferred	(150)	173	32

	$(31)	$495	$2,436

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Provision (benefit) at the statutory rate	$(11,262)	$(4,006)	$926
Increase resulting from:
Non-deductible expenses	533	603	1,031
State income taxes, net of federal deduction	—	60	328
Change in valuation allowance	11,321	3,798	146
Contingent tax liabilities	—	—	39
Other	31	57	—
Decrease resulting from:
Change in valuation allowance	—	—	(9)
State income taxes, net of federal deduction	(421)	—	—
Other	(233)	(17)	(25)

	$(31)	$495	$2,436

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	September 30,	September 30,
	2010	2009

Deferred income tax assets:
Allowance for doubtful accounts	$1,269	$1,250
Accrued expenses	4,930	4,751
Net operating loss carryforward	93,504	82,533
Various reserves	900	1,301
Equity losses in affiliate	98	3,805
Share-based compensation	2,584	2,175
Capital loss carryforward	3,901	149
Other	2,083	1,468

Subtotal	109,269	97,432
Less valuation allowance	(105,804)	(94,813)

Total deferred income tax assets	$3,465	$2,619

Deferred income tax liabilities:
Property and equipment	$(1,040)	$(125)
Deferred contract revenue and other	(1,598)	(1,624)

Total deferred income tax liabilities	(2,638)	(1,749)

Net deferred income tax assets	$827	$870

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is less than probable and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded through September 30, 2010, we have derived a cumulative cash tax reduction of $11,433 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $128,023 and state net operating loss carry forwards of $8,486. We believe the realization of the additional net operating loss carry forwards is less than probable and have not recorded a deferred tax asset. We have $13,805 of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2010, approximately three years remain to be amortized.
As of September 30, 2010, we had available approximately $397,950 of federal net tax operating loss carry forwards for federal income tax purposes, including $128,023 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2011. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $226,366 of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $100,322 state net tax operating loss carry forwards, including $8,486 resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2010. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.
In assessing the realizability of deferred tax assets at September 30, 2010, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, GAAP guidelines place considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2010, 2009 and 2008. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $101,332 for all federal deferred tax assets and $4,472 for certain state deferred tax assets. We believe that $2,613 of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $827 of state deferred tax assets will be realized and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on at least annually at the end of each fiscal year.
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
As a result of the reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $23,902. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then additional paid-in capital. As of September 30, 2010, we have received $72 in cash tax benefits related to the amortization of excess tax basis.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
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
We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Upon the adoption of the new methodology, we had approximately $381 in accrued interest and penalties included in liabilities for unrecognized tax benefits. The accrued interest and penalties are a component of “Other non-current liabilities” in our Consolidated Balance Sheets. The reversal of the accrued interest and penalties would result in a $185 adjustment that would first go to reduce goodwill, then intangible assets and then additional paid-in capital. The remaining $196 would result in a decrease in the provision for income tax expense.
A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows:

Balance at October 1, 2009	$5,936
Additions for position related to current year	1
Additions for positions of prior years	33
Reduction resulting from the lapse of the applicable statutes of limitations	(190)
Reduction resulting from settlement of positions of prior years	(167)

Balance at September 30, 2010	$5,613

As of September 30, 2010, $5,613 of unrecognized tax benefit would result in a decrease in the provision for income tax expense. We anticipate that approximately $81 of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.
We had approximately $190 and $298 accrued for the payment of interest and penalties at September 30, 2010 and 2009, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.
We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2007 and forward are subject to audit as are tax years prior to September 30, 2007, to the extent of unutilized net operating losses generated in those years.
The net deferred income tax assets and liabilities are comprised of the following:

	September 30,	September 30,
	2010	2009

Current deferred income taxes:
Assets	$1,800	$1,803
Liabilities	(1,605)	(1,716)

Net deferred tax asset, current	$195	$87

Noncurrent deferred income taxes:
Assets	$1,678	$3,073
Liabilities	(1,046)	(2,290)

Net deferred tax asset, non-current	632	783

Net deferred income tax assets	$827	$870

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
11. OPERATING SEGMENTS
As a result of our 2009 Restructuring Plan, on October 1, 2009, the Company implemented modifications to its system of reporting, resulting from changes to its internal organization, which included the realignment of our Industrial segment into our Commercial & Industrial segment. In 2010, our Communications segment was separated from our Commercial & Industrial segment to form a new operating segment. The decision to report Communications as a separate segment was made as the Company changed its internal reporting structure and the communications business gained greater significance as a percentage of consolidated revenues, gross profit and operating income. Moreover, the Communications segment is a separate and specific part of future strategic growth plans of the Company. We now manage and measure performance of our business in three distinct operating segments: Communications, Residential and Commercial & Industrial. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. Prior period disclosures have been adjusted to reflect the change in reportable segments.
The Communications segment consists of low voltage installation, design, planning and maintenance for commercial and industrial communications industries.
The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units.
The Commercial & Industrial segment provides electrical design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, high-rise apartments and condominiums, theaters, restaurants, hotels, hospitals and critical-care facilities, school districts, light manufacturing and processing facilities, military installations, airports, outside plants, network enterprises, switch network customers, manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities. In addition to these services, our Commercial & Industrial segment also designs and assembles modular power distribution centers.
We also have a Corporate office that provides general and administrative as well as support services to our three operating segments.
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
As of October 1, 2009 we began allocating certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment. We have reclassified our years ended September 31, 2009 and 2008 selling, general and administrative costs using the same methodology.
Segment information for the years ended September 30, 2010, 2009 and 2008 is as follows:

	Fiscal Year Ended September 30, 2010
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$79,344	$116,012	$265,277	$—	$460,633
Cost of services	65,491	92,470	246,179	—	404,140

Gross profit	13,853	23,542	19,098	—	56,493
Selling, general and administrative	7,983	23,685	39,083	14,169	84,920
Loss (gain) on sale of assets	(8)	23	(124)	(65)	(174)
Restructuring charge	16	—	698	49	763

Income (loss) from operations	$5,862	$(166)	$(20,559)	$(14,153)	$(29,016)

Other data:
Depreciation and amortization expense	$128	$681	$1,362	$3,120	$5,291
Capital expenditures	$31	$178	$363	$352	$924
Total assets	$28,092	$27,164	$84,352	$65,497	$205,105

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)

	Fiscal Year Ended September 30, 2009
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$78,724	$157,521	$429,752	$—	$665,997
Cost of services	66,868	120,743	368,858	—	556,469

Gross profit	11,856	36,778	60,894	—	109,528
Selling, general and administrative	6,643	33,519	51,943	16,223	108,328
Loss (gain) on sale of assets	—	37	(515)	13	(465)
Restructuring charge	138	2,662	3,219	1,388	7,407

Income (loss) from operations	$5,075	$560	$6,247	$(17,624)	$(5,742)

Other data:
Depreciation and amortization expense	$141	$2,967	$2,093	$3,057	$8,258
Capital expenditures	$79	$502	$942	$3,217	$4,740
Total assets	$19,210	$39,277	$106,140	$103,798	$268,425

	Fiscal Year Ended September 30, 2008
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$81,165	$215,046	$522,076	$—	$818,287
Cost of services	68,081	172,147	446,130	—	686,358

Gross profit	13,084	42,899	75,946	—	131,929
Selling, general and administrative	7,161	35,589	48,135	28,275	119,160
Loss (gain) on sale of assets	(13)	66	(202)	35	(114)
Restructuring charge	—	364	4,234	—	4,598

Income (loss) from operations	$5,936	$6,880	$23,779	$(28,310)	$8,285

Other data:
Depreciation and amortization expense	$269	$2,174	$2,916	$2,568	$7,927
Capital expenditures	$67	$402	$999	$11,394	$12,862
Total assets	$13,943	$43,432	$136,845	$124,351	$318,571
Total assets as of September 30, 2008 exclude assets held for sale and from discontinued operations of $1,967.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Treasury Stock
On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock, and the Company has established a Rule 10b5-1 plan to facilitate this repurchase. This stock repurchase was allowed under an amendment to our Loan and Security Agreement that also allowed us to repay our Eton Park Term Loan and enter into our Tontine Term Loan. Please refer to Note 8, “Debt — The Tontine Term Loan” of this report. This share repurchase program was authorized through December 2009.
During the year ended September 30, 2010, we repurchased no common shares under the share repurchase program. During the year ended September 30, 2010, we repurchased 27,323 common shares from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 38,000 unvested shares were forfeited by former employees and returned to treasury stock. Finally, we issued 221,486 shares out of treasury stock under our share-based compensation programs.
Restricted Stock
Effective May 12, 2006, we granted 384,850 shares of restricted stock at a price of $24.78 to certain employees under the 2006 Equity Incentive Plan. These shares vest one-third per year starting January 1, 2007. On January 1, 2010, 2009 and 2008, 0, 53,791 and 91,224 shares vested, respectively. Through September 30, 2010, a total of 126,503 of these shares have been forfeited. The estimated fair value of these restricted shares on the date of grant was $9,538. These restricted shares are fully vested, and $6,402 has been recognized as expense through September 30, 2010.
In July 2006, we granted 25,000 shares of restricted stock at a price of $17.36 to one of our executive officers, vesting one-third per year beginning in July 2007. The estimated fair value of these restricted shares on the date of grant was $434 of which all has been recognized as expense through September 30, 2010.
In April 2007, we granted 20,000 shares of restricted stock at a price of $25.08 to one of our executive officers, vesting one-third per year beginning in April 2008. The estimated value of these restricted shares on the date of the grant was $502 of which all has been recognized as expense through September 30, 2010.
In May 2007, we granted 4,000 shares of restricted stock at a price of $26.48 to one of our former officers under a consulting agreement. These shares vested fully on December 31, 2007. The estimated value of these restricted shares on the date of the grant was $100 of which all has been recognized as expense through September 30, 2010.
We granted 101,650 shares of restricted stock to our employees during our 2008 fiscal year, of which 15,900 shares have been forfeited. These restricted shares were granted at prices ranging from $13.38 to $19.98 with a weighted average price of $19.17. Of these shares, 7,500 vest one-third per year beginning on the first anniversary of the grant. The remaining 85,750 cliff vest on the third anniversary of the grant. The estimated fair value of these restricted shares on the date of grant was $1,948, of which $1,740 has been recognized through September 30, 2010.
During our 2009 fiscal year, we granted 185,100 shares of restricted stock to our employees of which 27,400 shares have been forfeited. These restricted shares were granted at prices ranging from $8.44 to $16.46 with a weighted average price of $8.71. Of these shares, 12,500 shares vested upon grant and 63,000 shares vested upon termination of five employees per employment agreements. The remaining 82,200 shares cliff vest on the third anniversary of the grant. The estimated fair value of these restricted shares on the date of grant was $1,612, of which $1,076 has been recognized through September 30, 2010.
During our 2010 fiscal year, we granted 221,486 shares of restricted stock to our employees. These restricted shares were granted at prices ranging from $3.51 to $5.82, with a weighted average price of $3.64. Of these shares, 12,886 shares will vest on December 15, 2010; 127,100 shares will vest pro-rata through September 28, 2012 and the remaining 81,500 shares will cliff vest on the second anniversary of the grant. The estimated fair value of these restricted shares on the date of grant was $807, of which $53 has been recognized through September 30, 2010.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
During the years ended September 30, 2010, 2009 and 2008, we recognized $1,272, $1,748 and $2,588, respectively, in compensation expense related to these restricted stock awards. At September 30, 2010, the unamortized compensation cost related to outstanding unvested restricted stock was $940. We expect to recognize $611 and $329 of this unamortized compensation expense during the years ended September 30, 2011 and 2012, respectively. A summary of restricted stock awards for the years ended September 30, 2010, 2009 and 2008 is provided in the table below:

Restricted Stock
Unvested as of September 30, 2007	236,748
Granted	101,650
Vested	(110,224)
Forfeited	(56,248)

Unvested as of September 30, 2008	171,926
Granted	185,100
Vested	(126,190)
Forfeited	(120)

Unvested as of September 30, 2009	230,716
Granted	221,486
Vested	(66,116)
Forfeited	(38,000)

Unvested as of September 30, 2010	348,086

The fair value of shares vesting during the years ended September 30, 2010, 2009 and 2008 was $423, $1,202 and $1,860, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2010 was $6.86.
All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.
Phantom Stock Units
During the year ended September 30, 2008, we granted 15 members of our senior management team performance-based phantom stock units (“PSUs”). Each PSU is convertible into shares of restricted common stock that will cliff vest on September 30, 2010, subject to the terms of the award. The size of the award is based on the Company achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. At the time the award was made, the potential range of the award was between 0 and 188,300 shares of restricted stock, depending on the actual cumulative earnings per share for this period. One PSU forfeiture occurred during fiscal year 2008. In accordance with the separation agreement resulting from the departure of one employee in fiscal 2009, 6,100 PSUs vested and expense of $59 was recorded.
At the time the PSU awards were granted, we forecasted that we would ultimately issue 94,150 restricted shares under the program, based on our achieving cumulative fully diluted earnings per share of $2.30 over the course of our 2008 and 2009 fiscal years. The estimated fair value of these PSUs on the date of grant was $1,536. The awards vest over three years and are to be amortized on a straight-line basis throughout that period. We expensed $312 through the end of the nine month period ended June 30, 2008 based on this projection. During the fourth quarter of our 2008 fiscal year, we revised our 2009 projected earnings per share in conjunction with our year-end budget analysis. As of September 30, 2008, we did not believe we would achieve the minimum cumulative earnings per share threshold of $1.73 to issue any restricted shares under the program, and we reversed the $312 of stock compensation expense previously recorded during fiscal 2008. We did not accrue any compensation expense under this award for the years ended September 30, 2010 and 2009.
We recognized $138 in compensation expense for 26,191 shares of PSU’s granted to the members of the Board of Directors in 2009. These PSU’s will be paid via unrestricted stock grants to each director upon his departure from the Board of Directors.
Stock Options
We utilized a binomial option pricing model for options issued subsequent to 2006 to measure the fair value of stock options granted. There were no options granted in fiscal year 2010.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2010, 2009 and 2008 are disclosed in the following table:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
Weighted average value per option granted during the period	N/A	$8.56	$8.99
Dividends (1)	N/A	$—	$—
Stock price volatility (2)	N/A	86.4%	51.9%
Risk-free rate of return	N/A	1.3%	3.3%
Option term	N/A	10.0 years	10.0 years
Expected life	N/A	6.0 years	6.0 years
Forfeiture rate (3)	N/A	0.0%	0.0%

(1)	We do not currently pay dividends on our common stock.

(2)	Based upon the Company’s historical volatility.

(3)	The forfeiture rate for these options was assumed on the date of grant to be zero based on the limited number of employees who have been awarded stock options.
Stock-based compensation expense recognized during the period is based on the value of the portion of the share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate our forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table summarizes activity under our stock option plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2007	191,471	$26.66
Options granted	26,000	17.09
Exercised	—	—
Forfeited and Cancelled	(56,471)	41.61

Outstanding, September 30, 2008	161,000	$19.87
Options granted	7,500	12.31
Exercised	—	—
Forfeited and Cancelled	(10,000)	33.35

Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2010	158,500	$18.66

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
The following table summarizes options outstanding and exercisable at September 30, 2010:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	September 30, 2010	in Years	Exercise Price	September 30, 2010	Exercise Price
$12.31 – $18.79	123,500	6.10	$17.02	123,500	$17.02
$20.75 – $25.08	35,000	6.72	$24.46	33,333	24.65

	158,500	6.25	$18.66	156,833	$18.64

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire between July 2016 and November 2018.
During the years ended September 30, 2010, 2009 and 2008, we recognized $99, $479 and $518, respectively, in compensation expense related to these awards. At September 30, 2010, the unamortized compensation cost related to outstanding unvested stock options was $17. We expect to recognize all of this unamortized compensation expense during the year ended September 30, 2011.
There was no intrinsic value of stock options outstanding and exercisable at September 30, 2010 and 2009, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.
13. RELATED-PARTY TRANSACTIONS
In connection with some of our original acquisitions, certain divisions have entered into related party lease arrangements with former owners for facilities. Related party lease expense for the years ended September 30, 2010, 2009 and 2008 was $432, $446 and $1,508, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 9, “Leases.”
As described more fully in Note 8, “Debt — The Tontine Term Loan,” we entered into a $25,000 term loan with Tontine, a related party, in December 2007. During the years ended September 30, 2010, 2009 and 2008 we incurred interest expense of $2,058, $2,758 and $2,208 related to this term loan, respectively. At September 30, 2010 and 2009, we had accrued interest of $0 and $751, respectively.
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
On February 13, 2009, we suspended company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the 401(k) Plan were $0, $769 and $2,271, respectively, for the years ended September 30, 2010, 2009 and 2008.
Management Incentive Plan
On December 10, 2007, the Compensation Committee of the Board of Directors, of IES approved and adopted the 2008 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan is dependent on the level of achievement against performance goals. As of September 30, 2008, we recorded a total liability for incentive compensation of approximately $3,854, which was paid in the following fiscal year.
On December 10, 2008, the Compensation Committee of the Board of Directors, of IES approved and adopted the 2009 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan ranged is dependent on the level of achievement against performance goals. As of September 30, 2009, we had recorded a total liability for incentive compensation of approximately $2,235, which was paid in the following fiscal year.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
On December 8, 2009, the Compensation Committee of the Board of Directors of IES approved and adopted the 2010 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan is dependent on the level of achievement against performance goals. None of the performance-based criteria were met in 2010 for the Incentive Compensation Plan and no liability was recorded as of September 30, 2010.
We anticipate that the Compensation Committee of the Board of Directors of IES will approve and adopt the 2011 Incentive Compensation Plan in our first fiscal quarter 2011. The Plan will include the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan is undeterminable at this time and no liability has been recorded.
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
On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the Executive Savings Plan were $0 for the September 30, 2010, 2009 and 2008.
Post Retirement Benefit Plans
Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Prior to the year-ended September 30, 2009, amounts related to this plan were not material to our Consolidated Financial Statements.
Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $576 and $510 recorded as of September 30, 2010 and 2009, respectively.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, are summarized in the following table by the type of inputs applicable to the fair value measurements:

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Equity securities	$60	$60	$—	$—
Money market accounts	24,842	24,842	—	—
Executive Savings Plan assets	889	889	—	—
Executive Savings Plan liabilities	(855)	(855)	—	—

Total	$24,936	$24,936	$—	$—

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
We estimated the fair value of our debt securities, solely consisting of our investment in EPV, within the Level 3 hierarchy based on current available information surrounding the private company in which we invested. The fair value of the investments in debt securities was $0 and $150 at September 30, 2010 and 2009, respectively. The change in the fair value of this debt security was due to the other-than-temporary impairment of $150 recognized during the year ended September 30, 2010.
In the years ended September 30, 2010, 2009 and 2008, we recognized $150, $2,850 and $0 of impairment to our debt securities.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
16. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred.
The following is a discussion of certain significant legal matters we are currently in:
Centerpoint Project
We are a co-plaintiff in a breach of contract and mechanics’ lien foreclosure action in Maricopa County, Arizona superior court. The defendants are Centerpoint Construction, LLC (“Centerpoint Construction”) and Tempe Land Company, LLC (“Tempe Land Company”), the general contractor and owner, respectively, of a condominium and retail development project in Tempe, Arizona. In December 2008, Tempe Land Company filed for Chapter 11 bankruptcy reorganization in the U.S. Bankruptcy Court in Phoenix, Arizona. The principal amount of our claim is approximately $3,992, exclusive of interest, attorneys’ fees and costs.
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
In March 2009, following Tempe Land Company filing for bankruptcy, we transferred $3,992 of trade accounts receivable to long-term receivable. At the same time, we reserved the costs in excess of billings of $278 associated with this receivable.
In April 2010, the project property was sold at foreclosure to the project lender. In this sale, the project lender acquired the project property subject only to superior encumbrances. The priority of the mechanics’ lien claims over the project lender’s deeds of trust will be determined at trial, anticipated to occur in April 2011. If our and the other lien claimants’ claims are determined to not have priority over the project lender’s deeds of trust, we will not be able to collect on our lien. If our and the other claimants’ lien claims are determined to have priority over the lender’s deeds of trust, it is estimated that net proceeds of approximately $20,000 from a subsequent foreclosure sale of the property would be required to pay our and the other lien claimants’ claims in full. If our and the other lien claimants’ claims have priority and the property is sold at foreclosure for less than the approximate $20,000 necessary to satisfy our and the other lien claims in full, then each lien claim will be paid pro rata from the proceeds of the foreclosure sale.
As a result of the April 2010 foreclosure sale and the uncertainties associated with the outcome of the lawsuit, we have determined that there is a reasonable possibility, but not a probability, of collection of our claim and have written-off the remaining $3,714 long-term receivable. Despite this write-off, we continue to believe in the merit of, and will vigorously pursue, our claims.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that could mitigate potential exposure. As of September 30, 2010, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Risk-Management
We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2010, we had $6,916 accrued for insurance liabilities, including $1,041 for general liability coverage losses.
We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $250 to $750. As of September 30, 2010, we had reserved $418 for these claims.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2010, $11,771 of our outstanding letters of credit were utilized to collateralize our insurance program.
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
As of September 30, 2010, we utilized a combination of cash and letters of credit totaling $10,087 to collateralize our obligations to our sureties, which was comprised of $3,500 in letters of credit and $6,587 of cash and accumulated interest (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility. As of September 30, 2010, the estimated cost to complete our bonded projects was approximately $126,415. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010 we entered into a new surety agreement. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
Other Commitments and Contingencies
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2010, $380 of our outstanding letters of credit were to collateralize our customers and vendors.
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly-owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. As these sales were assets sales, rather than stock sales, we may be required to fulfill obligations that were assigned or sold to others, if the purchaser is unwilling or unable to perform the transferred liabilities. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of September 30, 2010, all projects transferred have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2010, we had no such open purchase commitments.
17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly financial information for the years ended September 30, 2010 and 2009, are summarized as follows:

	Fiscal Year Ended September 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$120,248	$107,619	$121,405	$111,361
Gross profit	$19,932	$13,588	$15,077	$7,896
Restructuring charges	$698	$65	$—	$—
Net income (loss)	$(805)	$(13,230)	$(6,557)	$(11,555)

Earnings (loss) per share from continuing operations:
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Earnings (loss) per share:
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)

	Fiscal Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$173,107	$167,305	$172,185	$153,400
Gross profit	$27,977	$29,895	$31,537	$20,119
Restructuring charges	$483	$2,256	$633	$4,035
Net income (loss) from continuing operations	$(1,151)	$(137)	$1,216	$(11,867)
Net income (loss) from discontinued operations	$(15)	$(5)	$81	$58
Net income (loss)	$(1,166)	$(142)	$1,297	$(11,809)

Earnings (loss) per share from continuing operations:
Basic	$(0.08)	$(0.01)	$0.08	$(0.83)
Diluted	$(0.08)	$(0.01)	$0.08	$(0.83)
Earnings (loss) per share from discontinued operations:
Basic	$—	$—	$0.01	$0.01
Diluted	$—	$—	$0.01	$0.01
Earnings (loss) per share:
Basic	$(0.08)	$(0.01)	$0.09	$(0.82)
Diluted	$(0.08)	$(0.01)	$0.09	$(0.82)
The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.
In our second quarter 2010, we had a charge of $3,714 related to a reserve placed on a long-term receivable.
In our fourth quarter 2009, we had legal settlements of $2,755 and the write-down of an investment of $2,257.

INTEGRATED ELECTRICAL SERVICES, INC.
Notes to Consolidated Financial Statements
(All Numbers in Thousands Except Share Amounts)
18. SUBSEQUENT EVENTS
We have reviewed subsequent events through the date of filing.
On November 30, 2010, a subsidiary of IES (“Seller”) and Siemens Energy, Inc., a Delaware corporation, (“Buyer”), executed an Asset Purchase Agreement (the “Agreement”) providing for the sale of substantially all the assets and assumption of certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment such as switchgears, motor starters and control systems. In addition, another subsidiary of Integrated Electrical Services which is also a party to the Agreement, sold certain real property where the fabrication facilities are located.
Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, rights to names which include “IES”, business records relating to pre-closing matters which as required by law to be retained by Seller, performed contracts and fulfilled purchase orders, insurance policies, non-assignable permits, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain customer contracts, vendor contracts and financing leases as well as accounts and trade payables arising in the ordinary course of business other than inter company account and trade payables.
The Purchase Price of $10,690 may be adjusted upward or downward in the event of variances between Historical Working Capital and Closing Working Capital (as defined in the Agreement). We expect to record a gain on this transaction. Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, conditions to closing, termination provisions and indemnifications by Seller and Buyer. The transaction is was completed on December 10, 2010.
In December 2010, we anticipate recording approximately $3,500 impairment for software developed for internal use that we ceased using during that time.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure controls and procedures
In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Integrated Electrical Services’ internal control over financial reporting was effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2010 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
EXECUTIVE OFFICERS AND DIRECTORS
Certain of the information required to be included Item 10 of Part III of this Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2011.
Executive Officers
Certain information with respect to each executive officer is as follows:
Michael J. Caliel, 51, has been President and Chief Executive Officer of the Company since July 2006. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President of Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.
Terry L. Freeman, 60, has been Senior Vice President and Chief Financial Officer since March 2010. Mr. Freeman has been an independent business consultant since December 2005. From 1997 until December 2005, Mr. Freeman served Metals USA, a metal service company that served OEM manufacturers, contractors and metal fabrication businesses, in several senior financial roles, most recently serving as Senior Vice President and Chief Financial Officer. From 1990 to 1997, Mr. Freeman held the positions of Corporate Controller and Director of Financial Reporting at Maxxam, Inc., a diversified holding company with sales in excess of $2.3 billion. From 1980 to 1990, he served in senior audit positions at Arthur Andersen & Company and at Deloitte & Touche. He also served in the U. S. Army.
William L. Fiedler, 52, has served as Senior Vice President, General Counsel and Secretary of Integrated Electrical Services, Inc. since March 2009. From October 1999 through February 2009, Mr. Fiedler served as Senior Vice President, General Counsel and Secretary of NetVersant Solutions, Inc., a privately-owned communications infrastructure company. From November 1997 through October 1999, Mr. Fiedler was Senior Vice President, General Counsel and Secretary of LandCare USA Inc., a publicly traded commercial landscaping company. From February 1994 through October 1997, Mr. Fiedler was Vice President, General Counsel and Secretary of Allwaste, Inc., a publicly traded industrial service company, and from February 1990 through January 1994, was Senior Counsel of Allwaste. Prior to that, Mr. Fiedler held the position of Chief Legal and Compliance Officer of Sentra Securities Corporation, a NASD registered broker-dealer.
Robert B. Callahan, 53, was the Senior Vice President of Human Resources from June 2005 to November 2010. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001, after 11 years with the H.E.B. Grocery Company where he served as Director of Human Resources. Mr. Callahan has also served as a faculty member at the University of Texas at San Antonio where he taught Employment Law, Human Resources Management and Business Communications.

Richard A. Nix, 56, has been Group Vice President of the Company since December 2007. From December 2006 to present Mr. Nix was president of Houston Stafford Electric (“HSE”) which changed its name to IES Residential, Inc. in September 2007. From January 2004 until December 2006 he was Senior Division Manager of HSE and a consultant to that entity from January 2003 to January 2004.
Mr. Callahan was an officer of the Company when it filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on February 14, 2006.
We have adopted a Code of Ethics for Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement under the section entitled “Report of the Audit Committee — Audit Committee Financial Expert.”
Directors
Certain information with respect to each director is as follows. Each director with an asterisk next to his name is independent in accordance with the Company’s Corporate Governance Guidelines and the rules and regulations of the NASDAQ Global Market System (“NASDAQ”) and the Securities and Exchange Commission (the “SEC”).
Donald L. Luke*, 73, was Chairman and Chief Executive Officer of American Fire Protection Group, Inc., a private company involved in the design, fabrication, installation and service of products in the fire sprinkler industry from 2001 until April 2005. From 1997 to 2000, Mr. Luke was President and Chief Operating Officer of Encompass Services (construction services) and its predecessor company, GroupMac. Mr. Luke held a number of key positions in product development, marketing and executive management in multiple foreign and domestic publicly traded companies. Mr. Luke also serves on the board of directors of American Fire Protection Group, Inc. and is a director of Cable Lock, Inc., which manages the affiliated Olshan Foundation Repair companies.
Charles H. Beynon*, 62, had been an independent consultant providing financial and advisory consulting services to a diverse group of clients since October 2002. From 1973 until his retirement from the firm in 2002, Mr. Beynon was employed by Arthur Andersen & Co., an accounting firm, including 19 years as a partner. He also currently serves as a director of Broadwind Energy, Inc. (a leading provider of component, logistics and services to the wind power and broader energy markets) and is Chairman of its Audit Committee. Mr. Beynon also is a Certified Public Accountant.
Michael J. Hall*, 66, served as President and Chief Executive Officer of Matrix Service Company (construction, repair and maintenance of petroleum, petrochemical and power infrastructure and bulk storage terminals) from March 2005 until his retirement in November 2006, at which time he was elected Chairman of the Board of Matrix. Mr. Hall was Vice President — Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 until his temporary retirement in May 2004. He also has served as a director of Matrix since 1998. Mr. Hall is a member of the Board of Directors and Chairman of the Audit Committee of Alliance G.P., LLC (the general partner of Alliance Holdings, G.P., L.P., a limited partnership which controls Alliance Resource Management G.P., LLC) and is a member of the Board of Directors and the Compensation Committee, and Chairman of the Audit Committee, of Alliance Resource Management G.P., LLC (the managing general partner of Alliance Resources Partners, L.P., a publicly traded limited partnership engaged in the production and marketing of coal).
John E. Welsh*, 59, is President of Avalon Capital Partners, LLC, a private investment vehicle, a position he has held since January 2003. From October 2000 until December 2002, Mr. Welsh was Managing Director of CIP Management, LLC, the management entity for a series of venture capital partnerships affiliated with Rothchild, Inc. Mr. Welsh has been a director of General Cable Corp., a developer, designer, manufacturer, marketer and distributor of copper, aluminum and fiber optic wire and cable products since 1997, and Non-Executive Chairman since August 2001.
Joseph V. Lash*, 48, has been the Managing Member of VT Capital, LLC, a private equity investment firm since November 2010. From 2005 through October 2010 he was an employee of Tontine Associates, LLC, a private investment fund. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of approximately 58.7% of the Company’s Common Stock. From 2002 through 2005, Mr. Lash served as a senior managing director of Conway, Del Genio, Gries & Co., LLC, a financial advisory firm. From 1998 through 2001, Mr. Lash was a Managing Director within the Global Mergers and Acquisitions Department of J.P. Morgan Chase, an investment banking firm. Mr. Lash was also a director of Exide Technologies (manufacturer of batteries) until May 2010 and Neenah Enterprises, Inc. (manufacturer of iron castings) until July 2010.

James M. Lindstrom*, 38, has been an employee of Tontine Associates, LLC, a private investment fund, since 2006. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of 58.7% of the Company’s Common Stock. From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation, a regional financial services company and had prior experience in private equity and investment banking. Mr. Lindstrom served as a director of Broadwind Energy, Inc., (a leading provider of components, logistics and services to the wind power and broader energy markets) from October 2001 to May 2010. He also served as Chairman of the Board, Chairman of the Compensation Committee and the Executive Committee and as a member of the Nominating/Governance Committee of Broadwind Energy.
Michael J. Caliel, 51, has been President and Chief Executive Officer of the Company since July 2006. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President, Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

Item 11. Executive Compensation
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required to be included in Item 12 of Part III of this Form 10-K is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information
The following table provides information as of September 30, 2010 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” to our Consolidated Financial Statements set forth in Item 8 “Financial Statements and Supplementary Data” to this Form 10-K.

(c) Number of Securities
Remaining Available for
Future Issuance Under
	(a) Number of Securities to		(b) Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights		Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	158,500	(1)	$18.66	1,309,039	(2)

(1)
Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan. This plan was authorized pursuant to the Company’s plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 348,086 shares of restricted stock are outstanding under this plan.

(2)	Represents shares remaining available for issuance under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated by reference from the section entitled “Certain Relationships and Related Person Transactions” in the Proxy Statement and from Item 10 of this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required to be included in Item 14 of Part III of this Form 10-K is incorporated by reference from the section entitled “Audit Fees” in the Proxy Statement.
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits
See Index to Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this report.
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

4.4
First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

10.1
Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2
First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3
Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4
Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5
Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6
Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7
Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.8
Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.9
Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)

10.10
Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

10.11
Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.12
Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.13
Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2008)

10.14
Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008)

10.15
Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto.(Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.16
Amendment, dated April 30, 2010, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of American, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010)

10.17
Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.18
Employment Agreement, effective as of June 1, 2005, by and between the Company and Robert Callahan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed December 21, 2005)

10.19	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

10.20	Employment Agreement, dated April 10, 2007, between the Company and Raymond K. Guba. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 13, 2007)

10.21
Employment Agreement, dated January 21, 2008, by and between the Company and Alan O. Gahm. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 23, 2008)

10.22	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

10.23	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

10.24	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.25	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.26	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.27	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

10.28	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.29	Management Incentive Plan fiscal 2010 (Incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.30	Employment Agreement between the Company and Richard A. Nix dated December 14, 2006. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.31	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed December 15, 2008)

10.32	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.33	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

10.34	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

10.35	Management Incentive Plan Fiscal 2010 Performance criteria (Incorporated by reference to Exhibit 10.2 to the Companies to the Current Report on Form 8-K filed on December 11, 2009)

10.36	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.37
Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.38
Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.39
Employment Agreement, dated March 29, 2010, by and between the Company and Terry L. Freeman. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010)

10.40
Amended and Restated Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.41
First Amendment to Employment Agreement, dated September 24, 2010, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.42
First Amendment to Employment Agreement, dated September 24, 2010, by and between the Company and Terry Freeman. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.43
Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and Robert B. Callahan. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.44
Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and Richard A. Nix. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.45	Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and William L. Fiedler. (1)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer(1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer(1)

32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer(1)

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2010.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2010.
INTEGRATED ELECTRICAL SERVICES, INC.

Signature	Title

/s/ MICHAEL J. CALIEL	Chief Executive Officer, President and Director
Michael J. Caliel

/s/ Terry L. Freeman	Senior Vice President and Chief Financial Officer
Terry L. Freeman	(Principal Financial Officer)

/s/ Charles H. Beynon	Director
Charles H. Beynon

/s/ Michael J. Hall	Chairman of the Board and Director
Michael J. Hall

/s/ Joseph V. Lash	Director
Joseph V. Lash

Signature	Title

/s/ Donald L. Luke	Director
Donald L. Luke

/s/ John E. Welsh, III	Director
John E. Welsh, III

/s/ James M. Lindstrom	Director
James M. Lindstrom