Form 10-Q
period 2010-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2011-02-09
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of February 7, 2011 of the issuer’s common stock was 14,906,382.

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

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K for the year ended September 30, 2010, could cause future outcomes to differ materially from those experienced previously or from those expressed in this quarterly report and our aforementioned annual report on Form 10-K. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this quarterly report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.
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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,946	$32,924
Accounts receivable:
Trade, net of allowance of $3,207 and $3,360, respectively	82,630	88,252
Retainage	17,281	17,083
Inventories	13,542	12,682
Costs and estimated earnings in excess of billings on uncompleted contracts	13,545	12,566
Prepaid expenses and other current assets	4,976	5,449

Total current assets	158,920	168,956
LONG-TERM RECEIVABLES, net of allowance of $4,082 and $4,069, respectively	422	440
PROPERTY AND EQUIPMENT, net	12,419	19,846
GOODWILL	3,981	3,981
OTHER NON-CURRENT ASSETS, net	11,561	11,882

Total assets	$187,303	$205,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$609	$808
Accounts payable and accrued expenses	55,939	67,799
Billings in excess of costs and estimated earnings on uncompleted contracts	14,992	17,109

Total current liabilities	71,540	85,716
LONG-TERM DEBT, net of current maturities	10,405	10,448
LONG-TERM DEFERRED TAX LIABILITY	1,045	1,046
OTHER NON-CURRENT LIABILITIES	6,190	6,314

Total liabilities	89,180	103,524

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,732,076 and 14,773,904 outstanding, respectively	154	154
Treasury stock, at cost, 675,726 and 633,898 shares, respectively	(9,770)	(13,677)
Additional paid-in capital	167,710	171,510
Accumulated other comprehensive income	—	(88)
Retained deficit	(59,971)	(56,318)

Total stockholders’ equity	98,123	101,581

Total liabilities and stockholders’ equity	$187,303	$205,105

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Revenues	$113,649	$120,248
Cost of services	102,477	100,316

Gross profit	11,172	19,932
Selling, general and administrative expenses	18,021	19,267
Gain on sale of assets	(6,729)	(65)
Asset Impairment	3,551	—
Restructuring charges	—	698

Income (loss) from operations	(3,671)	32

Interest and other (income) expense:
Interest expense	599	1,068
Interest income	(25)	(57)
Other (income) expense, net	(15)	(119)

Interest and other expense, net	559	892

Income (loss) from operations before income taxes	(4,230)	(860)
Benefit from income taxes	(578)	(55)

Net income (loss)	$(3,652)	$(805)

Income (loss) per share
Basic	$(0.25)	$(0.06)
Diluted	$(0.25)	$(0.06)

Shares used in the computation of loss per share (Note 5):
Basic	14,447,357	14,396,017
Diluted	14,447,357	14,396,017
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,652)	$(805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(16)	305
Deferred financing cost amortization	84	75
Depreciation and amortization	1,137	1,376
Gain on sale of assets	(6,729)	(65)
Asset Impairment	3,551	—
Non-cash compensation expense	170	318
Equity in (gains) losses of investment	96	(5)
Changes in operating assets and liabilities
Accounts receivable	5,457	9,869
Inventories	(860)	875
Costs and estimated earnings in excess of billings	(979)	1,436
Prepaid expenses and other current assets	473	(186)
Other non-current assets	(286)	(4)
Accounts payable and accrued expenses	(11,860)	(16,339)
Billings in excess of costs and estimated earnings	(2,117)	(4,723)
Other non-current liabilities	(125)	(389)

Net cash provided by (used in) continuing operations	(15,084)	(8,262)

Net cash provided by (used in) operating activities	(15,084)	(8,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(391)	(76)
Proceeds from sales of property and equipment	9,859	109
Distribution from unconsolidated affiliates	(57)	—

Net cash provided by (used in) investing activities	9,411	33

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	744
Repayments of debt	(242)	(796)
Purchase of treasury stock	(63)	(98)

Net cash used in financing activities	(305)	(150)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,978)	(8,379)
CASH AND CASH EQUIVALENTS, beginning of period	32,924	64,174

CASH AND CASH EQUIVALENTS, end of period	$26,946	$55,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$513	$1,676
Cash paid for income taxes	$30	$33
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
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
CONTROLLING SHAREHOLDER
At December 31, 2010, Tontine Capital Partners, L.P. together with its affiliates (“Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 2, “Controlling Shareholder” to these Condensed Consolidated Financial Statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring unless otherwise described herein. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K for the year ended September 30, 2010. Please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2010, when reviewing our interim financial results set forth herein.
RECLASSIFICATIONS
In connection with a change in reportable segments, certain prior period amounts have been reclassified to conform to the current year presentation of our segments with no effect on net income (loss) or retained deficit. Specifically, our Communications segment has been separated from our Commercial & Industrial segment. For additional information, please refer to Note 6, “Operating Segments” to these Condensed Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
SALE OF FACILITY
On November 30, 2010, a subsidiary of the Company (“Seller”) and Siemens Energy, Inc., a Delaware corporation, (“Buyer”), executed an Asset Purchase Agreement (the “Agreement”) providing for the sale of substantially all the assets and assumption of certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment such as switchgears, motor starters and control systems. In addition, another subsidiary of the Company which is also a party to the Agreement, sold certain real property where the fabrication facilities are located.
Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, rights to names which include “IES”, business records relating to pre-closing matters, which are required by law to be retained by Seller, performed contracts and fulfilled purchase orders, insurance policies, non-assignable permits, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain customer contracts, vendor contracts and financing leases as well as accounts and trade payables arising in the ordinary course of business other than inter company account and trade payables.
The purchase price of $10,690 may be adjusted upward or downward in the event of variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. The transaction was completed on December 10, 2010 at which time we recognized a gain of $6,763.
LONG-TERM RECEIVABLES
In March 2009, in connection with a construction project entering bankruptcy, we transferred $3,992 of trade accounts receivable to long-term receivables and initiated breach of contract and mechanics’ lien foreclosure actions against the project’s general contractor and owner, respectively. At the same time, we reserved the costs in excess of billings of $278 associated with this receivable.
In March 2010, we reserved the remaining balance of $3,714. We will continue to monitor the proceedings and evaluate any potential future collectability. For additional information, please refer to Note 11, “Commitments and Contingencies — Legal Matters” to these Condensed Consolidated Financial Statements.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, notes payable issued to finance insurance policies, and a $10,000 senior subordinated loan agreement (the “Tontine Term Loan”). We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”), in the accompanying consolidated balance sheets, approximates their fair value due to their short-term nature.
We estimate that the fair value of the Tontine Term Loan is $10,926 based on comparable debt instruments at December 31, 2010. For additional information, please refer to Note 4, “Debt and Liquidity — The Tontine Capital Partners Term Loan” to these Condensed Consolidated Financial Statements.
We estimate that the fair value of our investment in EnerTech is $1,838 at December 31, 2010. For additional information, please refer to Note 8, “Securities and Equity Investments — Investment in EnerTech Capital Partners II L.P.” to these Condensed Consolidated Financial Statements.
ASSET IMPAIRMENT
During the three months ended December 31, 2010, the Company recorded a pretax non-cash asset impairment charge of $3,551 related to internally-developed capitalized software. The Company ceased use of the software in December, 2010. As a result, the software has a fair value of zero. The net charge of $3,551 was recorded separately in the accompanying consolidated statements of operations as a component of loss from operations.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
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
SEASONALITY AND QUARTERLY FLUCTUATIONS
Results of operations from our Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications and Commercial & Industrial segments of our business are less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
SUBSEQUENT EVENTS
We have reviewed subsequent events through the date of filing.
2. CONTROLLING SHAREHOLDER
On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan; accordingly $10,000 remains outstanding under the Tontine Term Loan.
On May 13, 2010, Tontine, filed an amended Schedule 13D. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit Facility (as defined below), bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.
3. STRATEGIC ACTIONS
In the first three months of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made in the previous year to further leverage our resources. In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one shared service center. The 2009 Restructuring Plan was completed in our fiscal year 2010.
During the three months ended December 31, 2010 and 2009, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0 and $698 associated with the 2009 Restructuring Plan. Costs incurred related to our Communications segment were $0 and $16 for the three months ended December 31, 2010 and 2009, respectively. Costs incurred related to our Residential segment were $0 and $0 for the three months ended December 31, 2010 and 2009, respectively. Costs incurred related to our Commercial & Industrial segment were $0 and $700 for the three months ended December 31, 2010 and 2009, respectively. Costs related to our Corporate office were $0 and a reduction of $18 for the three months ended December 31, 2010 and 2009, respectively.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
4. DEBT AND LIQUIDITY
Debt consists of the following:

	December 31,	September 30,
	2010	2010
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	448	653
Capital leases	566	603

Total debt	11,014	11,256
Less — Short-term debt and current maturities of long-term debt	(609)	(808)

Total long-term debt	$10,405	$10,448

Future payments on debt at December 31, 2010 are as follows:

	Capital Leases	Term Debt	Total

2011	$233	$448	$681
2012	297	—	297
2013	287	10,000	10,287
2014	24	—	24
2015	—	—	—
Thereafter	—	—	—
Less: Imputed Interest	(275)	—	(275)

Total	$566	$10,448	$11,014

For the three months ended December 31, 2010 and 2009, we incurred interest expense of $599 and $1,068, respectively.
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders.
On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility remains at $60,000, and the maturity date has been extended to May 12, 2012. In connection with the amendment, we incurred an amendment fee of $225 and legal fees of $53, which are being amortized over 24 months.
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility in effect as of December 31, 2010, interest for loans and letters of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of the average daily availability for such period plus the average daily unrestricted cash on hand for such period as follows:

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
At December 31, 2010, we had $13,059 available to us under the Revolving Credit Facility, based on a borrowing base of $26,060, $13,001 in outstanding letters of credit, and no outstanding borrowings.
At December 31, 2010, our Total Liquidity was $45,660. For the three months ended December 31, 2010, we paid no interest for loans under the Revolving Credit Facility and a weighted average interest rate, including fronting fees, of 3.25% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended. Finally, the Revolving Credit Facility would have been subject to termination charges of 0.25% of the total borrowing capacity if such termination occurred on or after May 12, 2011 and $50 anytime thereafter.
As of December 31, 2010, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of December 31, 2010, our Total Liquidity was in excess of $25,000 for the previous 60 days. Had our Total Liquidity been less than $25,000 for the previous 60 days at December 31, 2010, we would not have met the 1.0:1.0 fixed charge coverage ratio test.
In the event that we are not able to meet the financial covenant of our amended Revolving Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.
The Tontine Term Loan
On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P. (“TCP 2”), an affiliate of Tontine. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.
Insurance Financing Agreements
From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“Insurance Financing Agreements”). We previously referred to these financing arrangements as the “Camden Notes.” The terms of these Insurance Financing Agreements vary from several months to two years at interest rates ranging from 4.59% to 5.99%. The Insurance Financing Agreements are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The remaining balances due on the Insurance Financing Agreements at December 31, 2010 and September 30, 2010 were $448 and $653, respectively.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
5. EARNINGS PER SHARE
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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
Numerator:
Net loss attributable to common shareholders	$(3,652)	$(805)
Net income attributable to restricted shareholders	—	—

Net loss	$(3,652)	$(805)

Denominator:
Weighted average common shares outstanding — basic	14,447,357	14,396,017
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,447,357	14,396,017

Loss per share
Basic	$(0.25)	$(0.06)
Diluted	$(0.25)	$(0.06)
6. OPERATING SEGMENTS
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
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
The significant accounting policies of the segments are the same as those described in the summary of significant accounting policies, set forth in Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended September 30, 2010. We allocate certain corporate selling, general and administrative costs across our segments to more accurately reflect the costs associated with operating each segment. Transactions between segments are eliminated in consolidation.
Segment information for continuing operations for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31, 2010
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$19,921	$26,045	$67,683	$—	$113,649
Cost of services	16,710	21,460	64,307	—	102,477

Gross profit	3,211	4,585	3,376	—	11,172
Selling, general and administrative	2,320	4,779	7,572	3,350	18,021
Loss (gain) on sale of assets	—	(22)	(6,805)	98	(6,729)
Asset Impairment	—	—	—	3,551	3,551

Income (loss) from operations	$891	$(172)	$2,609	$(6,999)	$(3,671)

Other data:
Depreciation and amortization expense	$26	$99	$235	$777	$1,137
Capital expenditures	$—	$27	$226	$138	$391
Total assets	$20,486	$27,680	$82,401	$56,736	$187,303

	Three Months Ended December 31, 2009
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$18,652	$28,992	$72,604	$—	$120,248
Cost of services	15,295	22,148	62,873	—	100,316

Gross profit	3,357	6,844	9,731	—	19,932
Selling, general and administrative	1,886	6,023	7,957	3,401	19,267
Loss (gain) on sale of assets	—	(2)	(63)	—	(65)
Restructuring charge	16	—	700	(18)	698

Income (loss) from operations	$1,455	$823	$1,137	$(3,383)	$32

Other data:
Depreciation and amortization expense	$28	$142	$331	$875	$1,376
Capital expenditures	$31	$12	$1	$32	$76
Total assets	$19,243	$32,817	$98,882	$95,389	$246,331

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
We have no operations or long-lived assets outside of the United States.
7. STOCKHOLDERS’ EQUITY
The 2006 Equity Incentive Plan (as amended, the “2006 Plan”) became effective on May 12, 2006. The 2006 Plan provides for grants of both stock options and common stock, including restricted stock and performance-based restricted stock. We have approximately 1.3 million shares of common stock authorized for issuance under the 2006 Plan.
Treasury Stock
On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock. This share repurchase program was authorized through December 2009. As of the program’s termination on December 31, 2009, we repurchased 886,360 shares of common stock at an average cost of $16.24 per share.
During the three months ended December 31, 2010, we repurchased 18,153 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, 4,000 shares of restricted stock were issued from treasury stock to an employee and 27,675 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock.
During the three months ended December 31, 2009, we repurchased 14,492 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, and 17,300 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock.
Restricted Stock
We granted 4,000 shares of restricted stock to an employee during the three months ended December 31, 2010, of which none have been forfeited as of December 31, 2010. These restricted shares, which were granted at a price of $3.51, will vest on September 28, 2012.
During the three months ended December 31, 2010 and 2009, we recognized $153 and $280, respectively, in compensation expense related to all restricted stock awards. As of December 31, 2010, the unamortized compensation cost related to outstanding unvested restricted stock was $669. We expect to recognize $359 related to these awards during the remaining nine months of our 2011 fiscal year, and $310 thereafter.
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
During the three months ended December 31, 2010 and 2009, we granted no stock options.
During the three months ended December 31, 2010 and 2009, we recognized $17 and $38, respectively, in compensation expense related to previously granted stock options.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
The following table summarizes activity regarding our stock option and incentive compensation plans:

Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2010	158,500	$18.64
Options granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, December 31, 2010	158,500	$18.64

Exercisable, December 31, 2010	—	$—

The following table summarizes all options outstanding and exercisable at December 31, 2010:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	December 31, 2010	in Years	Exercise Price	December 31, 2010	Exercise Price
$12.31 – $18.79	123,500	5.86	$17.02	123,500	$17.02
$20.75 – $25.08	35,000	6.47	24.46	33,333	24.65

	158,500	6.00	$18.66	156,833	$18.64

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised options expire between July 2016 and January 2018.
8. SECURITIES AND EQUITY INVESTMENTS
Investment in EnerTech Capital Partners II L.P.
Our investment in EnerTech is approximately 2% of the overall ownership in EnerTech at December 31, 2010 and September 30, 2010. As such, we accounted for this investment using the cost method of accounting.
EnerTech’s investment portfolio periodically results in unrealized losses reflecting a possible, other-than temporary impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at December 31, 2010 and September 30, 2010 was $1,995 and $2,005, respectively, and is currently recorded as a component of Other Non-Current Assets in our Consolidated Balance Sheets. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
Carrying value	$1,995	$2,005
Unrealized gains (losses)	(157)	(179)

Fair value	$1,838	$1,826

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
On December 31, 2010, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund for an additional year through December 31, 2011. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2012 with the consent of the fund’s valuation committee.
Arbinet Corporation
On May 15, 2006, we received a distribution from our investment in EnerTech of 32,967 shares in Arbinet Corporation (“Arbinet”), formerly Arbinet-thexchange Inc. The investment is an available-for-sale marketable security and is currently recorded as a component of Other Non-Current Assets in our Consolidated Balance Sheets. Unrealized gains and losses are recorded to other comprehensive income. On June 11, 2010, Arbinet consummated a 1-for-4 reverse common stock split. As a result of this transaction, we held 8,241 shares of Arbinet common stock.
On November 22, 2010, we sold our shares of Arbinet common stock for $57, net of commissions and other fees. As a result of this sale, we recognized a $96 loss in Other Expense in our Consolidated Statements of Operation, which was previously recorded as an unrealized loss included in other comprehensive income.
The amount of unrealized holding losses included in other comprehensive income at December 31, 2010 and September 30, 2010 is $0 and $88, respectively. Both the carrying and market value of the investment at December 31, 2010 and September 30, 2010 were $0 and $60, respectively.
9. EMPLOYEE BENEFIT PLANS
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
On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. As such, there have been no contributions by us to the Executive Savings Plan for the three months ended December 31, 2010 and 2009.
10. FAIR VALUE MEASUREMENTS
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, are summarized in the following table by the type of inputs applicable to the fair value measurements:

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money market accounts	$17,862	$17,862	$—	$—
Executive Savings Plan assets	643	643	—	—
Executive Savings Plan liabilities	(731)	(731)	—	—

Total	$17,774	$17,774	$—	$—

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
11. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverages to minimize the financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred.
The following is a discussion of certain of our significant legal matters:
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
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
Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that could mitigate potential exposure. As of December 31, 2010 and September 30, 2010, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Risk Management
We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2010, we had $5,366 accrued for self-insurance liabilities, including $931 for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $250 to $750. As of December 31, 2010, we had reserved $476 for these claims.
Some of our insurance carriers require us to post letters of credit as a means of guaranteeing performance under our policies. If an insurance carrier has reasonable cause to effect payment under a letter of credit, we would be required to reimburse the lenders under our Revolving Credit Facility for such letter of credit. At December 31, 2010, $12,620 of our outstanding letters of credit were used to collateralize our high deductible insurance programs.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
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
As of December 31, 2010, we utilized cash and accumulated interest thereon (as included in Other Non-Current Assets in our Consolidated Balance Sheet) of $6,587 to collateralize our obligations to our former sureties. On December 23, 2010, a former surety released $3,500 of letters of credit back to the Company. As of December 31, 2010, the estimated cost to complete our bonded projects was approximately $123,092. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010, we entered into agreements with two primary sureties. We believe the bonding capacity presently provided by these sureties are adequate for our current operations and will be adequate for our operations for the foreseeable future.
Other Commitments and Contingencies
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly-owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. As these sales were assets sales, rather than stock sales, we may be required to fulfill obligations that were assigned or sold to others, if the purchaser is unwilling or unable to perform the transferred liabilities. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of December 31, 2010, all projects transferred have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2010, we had no such open purchase commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related Notes, and management’s discussion and analysis included in our annual report on Form 10-K for the year ended September 30, 2010. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended September 30, 2010, and in the “Disclosures Regarding Forward-Looking Statements,” and elsewhere in this quarterly report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
We have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Part 2. Item 8. Financial Statements and Supplementary Data — Note 2, “Summary of Significant Accounting Policies” in our annual report on Form 10-K for the year ended September 30, 2010.
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
SALE OF FACILITY
On November 30, 2010, a subsidiary of the Company (“Seller”) and Siemens Energy, Inc., a Delaware corporation, (“Buyer”), executed an Asset Purchase Agreement (the “Agreement”) providing for the sale of substantially all the assets and assumption of certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment such as switchgears, motor starters and control systems. In addition, another subsidiary of the Company which is also a party to the Agreement, sold certain real property where the fabrication facilities are located.
Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, rights to names which include “IES”, business records relating to pre-closing matters, which are required by law to be retained by Seller, performed contracts and fulfilled purchase orders, insurance policies, non-assignable permits, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain customer contracts, vendor contracts and financing leases as well as accounts and trade payables arising in the ordinary course of business other than inter company account and trade payables.
The purchase price of $10.7 million may be adjusted upward or downward in the event of variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. The transaction was completed on December 10, 2010 at which time we recognized a gain of $6.8 million.
ASSET IMPAIRMENT
During the three months ended December 31, 2010, the Company recorded a pretax non-cash asset impairment charge of $3.5 million related to internally-developed capitalized software. The Company ceased use of the software in December, 2010. As a result, the software has a fair value of zero. The net charge of $3.5 million was recorded separately in the accompanying consolidated statements of operations as a component of loss from operations.

SEASONALITY AND QUARTERLY FLUCTUATIONS
Results of operations from our Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications and Commercial & Industrial segments of our business are less subject to seasonal trends, as this work generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
RESTRUCTURING PROGRAM
In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made in the previous year to further leverage our resources. The 2009 Restructuring Plan was completed in our fiscal year 2010. In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one shared service center.
Details regarding the components of the restructuring charges are described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 3, “Strategic Actions” of this report, which is incorporated herein by reference.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE
MONTHS ENDED DECEMBER 31, 2009
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Revenues	$113.6	100.0%	$120.2	100.0%
Cost of services	102.5	90.2%	100.3	83.4%

Gross profit	11.1	9.8%	19.9	16.6%
Selling, general and administrative expenses	18.0	15.9%	19.3	16.0%
Gain on sale of assets	(6.7)	(5.9)%	(0.1)	(0.1)%
Asset Impairment	3.5	3.1%	—	—%
Restructuring charges	—	—%	0.7	0.6%

Income (loss) from operations	(3.7)	(3.3)%	—	—%
Interest and other expense, net	0.5	0.5%	0.9	0.7%

Loss before income taxes	(4.2)	(3.8)%	(0.9)	(0.7)%
Provision for income taxes	(0.5)	(0.5)%	(0.1)	—%

Net loss	$(3.7)	(3.3)%	$(0.8)	(0.7)%

Revenues

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$19.9	17.5%	$18.6	15.5%
Residential	26.0	22.9%	29.0	24.1%
Commercial & Industrial	67.7	59.6%	72.6	60.4%

Total Consolidated	$113.6	100.0%	$120.2	100.0%

Consolidated revenues for the three months ended December 31, 2010 were $6.6 million less than the three months ended December 31, 2009, a reduction of 5.5%. While our Communications segment revenues increased during the three months ended December 31, 2010, revenues for our Commercial & Industrial and Residential segments declined during the three months ended December 31, 2010, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment.
Revenues in our Communications segment increased $1.3 million, or 7.0%, during the three months ended December 31, 2010, compared to the three months ended December 31, 2009. This increase is due to an increase in data center projects and more business from our national accounts.
Residential segment revenues decreased $3.0 million during the three months ended December 31, 2010, a decrease of 10.3%, compared to the three months ended December 31, 2009. This decrease is primarily attributable to the declines in multi-family housing construction due to a nationwide decline in apartment occupancy rates and increased difficulty in obtaining project financing. This resulted in the deferral of certain projects and the cancellation of other projects. Revenues also declined in single-family construction as a result of the continued effect of high unemployment rates and uncertain economic conditions on new home sales.
Revenues in our Commercial & Industrial segment decreased $4.9 million, or 6.7%, during the three months ended December 31, 2010, compared to the three months ended December 31, 2009. Many of our Commercial & Industrial operating locations experienced revenue shortfalls, as most industry sectors have continued to reduce, delay or cancel proposed construction projects. We also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry.
Gross Profit

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$3.2	16.1%	$3.4	18.3%
Residential	4.6	17.7%	6.8	23.4%
Commercial & Industrial	3.3	4.9%	9.7	13.4%

Total Consolidated	$11.1	9.8%	$19.9	16.6%

Our consolidated gross profit for the three months ended December 31, 2010 declined by $8.8 million, or 44.2% compared to consolidated gross profit for the three months ended December 31, 2009. Our overall gross profit as a percentage of revenue decreased to 9.8% during the three months ended December 31, 2010, compared to 16.6% during the three months ended December 31, 2009, primarily due to lower margin construction projects and to a lesser extent increases in costs of materials.
Our Communications segment’s gross profit decreased $0.2 million during the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The decrease in gross profit is attributed to lower margin on competitively bid projects.
During the quarter ended December 31, 2010, our Residential segment experienced a $2.2 million reduction in gross profit compared to the three months ended December 31, 2010. Gross margin percentage in the Residential segment declined to 17.7% during the three months ended December 31, 2010. We attribute much of the decline in Residential’s gross margin to a decrease in higher margin, multi-family construction projects and increases in costs of materials. Additionally, the decline in both single-family and multi-family projects resulted in much steeper competition which has had a negative impact on gross margins in both types of work.
Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2010 decreased $6.4 million compared to the three months ended December 31, 2009. The Commercial & Industrial segment's gross profit for the three months ended December 31, 2010 included a charge of $1.5 million relating to issues associated with the execution of a materially complete project in Nebraska.

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$2.3	11.6%	$1.9	10.2%
Residential	4.8	18.5%	6.0	20.7%
Commercial & Industrial	7.6	11.2%	8.0	11.0%
Corporate	3.3	—	3.4	—

Total Consolidated	$18.0	15.9%	$19.3	16.0%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the three months ended December 31, 2010, our selling, general and administrative expenses were $18.0 million, a decrease of $1.3 million, or 6.7%, over the three months ended December 31, 2009. The reduction in 2010 expenses was primarily due to decreases of $1.0 million in employment expenses as a result of our ongoing cost reduction efforts and $0.2 million in accounting, legal and other professional fees and a decrease of $0.4 million in the allowance for doubtful accounts offset by $0.5 million in Corporate severance costs and $0.4 million in increased occupancy costs. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 11, “Commitments and Contingencies — Legal Matters” of this report.
Restructuring Charges
The 2009 Restructuring Plan was completed in our fiscal year 2010. We recognized the following costs during the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Severance compensation	$—	$0.6
Consulting and other charges	—	0.1

Total restructuring charges	$—	$0.7

Interest and Other Expense, Net

	Three Months Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Interest expense	$0.5	$1.0
Debt prepayment penalty and deferred cost amortization	0.1	0.1

Total interest expense	0.6	1.1
Interest income	—	(0.1)
Other income (expense)	—	(0.1)

Total interest and other expense, net	$0.6	$0.9

During the three months ended December 31, 2010, we incurred total interest expense of $0.6 million on an average debt balance of $10.0 million for the Tontine Term Loan and an average letter of credit balance of $15.9 million and an average unused line of credit balance of $44.1 million under the Revolving Credit Facility. This compared to total interest expense of $1.1 million for the three months ended December 31, 2009, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $24.1 million and an average unused line of credit balance of $35.9 million.
During the three months ended December 31, 2010, we generated $0.0 million in interest income on an average cash and cash equivalents balance of $31.9 million. During the three months ended December 31, 2009, we generated $0.1 million in interest income on an average cash and cash equivalents balance of $55.4 million. Interest income was derived from average interest rates of 0.4% during the three months ended December 31, 2010, and 0.6% during the three months ended December 31, 2009.
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
The benefit from income taxes increased from $0.1 million for the three months ended December 31, 2009 to $0.6 million for the three months ended December 31, 2010. The increase in the benefit from income taxes for the three months ended December 31, 2010 is attributable to the increase in net loss, a decrease in state income taxes and an increase in the provision for uncertain tax benefits.
Working Capital

	December 31,	September 30,
	2010	2010
	(Dollars in millions)

CURRENT ASSETS:
Cash and cash equivalents	$26.9	$32.9
Accounts receivable
Trade, net of allowance of $3.5 and $3.4 respectively	82.7	88.3
Retainage	17.3	17.1
Inventories	13.5	12.7
Costs and estimated earnings in excess of billings on uncompleted contracts	13.5	12.6
Prepaid expenses and other current assets	5.0	5.4

Total current assets	$158.9	$169.0

CURRENT LIABILITIES:
Current maturities of long-term debt	$0.6	$0.8
Accounts payable and accrued expenses	55.9	67.8
Billings in excess of costs and estimated earnings on uncompleted contracts	15.0	17.1

Total current liabilities	$71.5	$85.7

Working capital	$87.4	$83.3

During the three months ended December 31, 2010 working capital increased by $4.1 million from September 30, 2010, reflecting a $10.1 million decrease in current assets and a $14.2 million decrease in current liabilities during the period.
During the three months ended December 31, 2010 our current assets decreased by $10.1 million, or 6.0%, to $158.9 million, as compared to $169.0 million as of September 30, 2010. Days sales outstanding (“DSOs”) decreased to 80 days as of December 31, 2010 from 83 days as of September 30, 2010. This improvement was driven predominantly by increased collection efforts. Our secured position, resulting from our ability to secure liens against our customers’ over due receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables.

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
As of December 31, 2010, we utilized cash and accumulated interest thereon (as included in Other Non-Current Assets in our Consolidated Balance Sheet) of $6.6 to collateralize our obligations to our former sureties. On December 23, 2010, a former surety released $3.5 million of letters of credit back to the Company. As of December 31, 2010, the estimated cost to complete our bonded projects was approximately $123.1 million. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010, we entered into agreements with two primary sureties. We believe the bonding capacity presently provided by these sureties are adequate for our current operations and will be adequate for our operations for the foreseeable future.
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
At December 31, 2010, we had $13.1 million available to us under the Revolving Credit Facility, based on a borrowing base of $26.1 million, $13.0 million in outstanding letters of credit, and no outstanding borrowings.
As of December 31, 2010, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of December 31, 2010, our Total Liquidity was in excess of $25.0 million for the previous 60 days. Had our Total Liquidity been less than $25.0 million for the previous 60 days at December 31, 2010, we would not have met the 1.0:1.0 fixed charge coverage ratio test.
The Tontine Term Loan
On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party (“Tontine”). The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P. (“TCP 2”), an affiliate of Tontine. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our Revolving Credit Facility with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

Insurance Financing Agreements
From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“Insurance Financing Agreements”). We previously referred to these financing arrangements as the “Camden Notes.” The terms of these Insurance Financing Agreements vary from several months to two years at interest rates ranging from 4.59% to 5.99%. The Insurance Financing Agreements are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The remaining balances due on the Insurance Financing Agreements at December 31, 2010 and September 30, 2010 were $0.4 million and $0.7 million, respectively.
Liquidity and Capital Resources
As of December 31, 2010, we had cash and cash equivalents of $26.9 million, working capital of $87.4 million, $13.0 million of letters of credit outstanding and $13.1 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum under our Resolving Credit Facility. Had we been required to test our covenants, we would have failed at December 31, 2010.
We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country. Operating activities used net cash of $15.1 million during the three months ended December 31, 2010, as compared to $8.3 million of net cash provided in the three months ended December 31, 2009. The change in operating cash flows in the three months ended December 31, 2010 was due to the year to date net loss of $3.7 million, increased collections of accounts receivable and retainage of $5.5 million, coupled with reduced overall working capital needs during the three months ended December 31, 2010, primarily as a result of lower levels of revenue activity and improved material management. Additionally, the $11.9 million reduction of our accounts payable and accrued expenses during the three months ended December 31, 2010 was primarily due to the overall reduction in revenues along with the associated decrease in purchased materials compared to the three months ended December 31, 2009.
Investing Activities
In the three months ended December 31, 2010, we provided net cash from investing activities of $9.4 million as compared to $0.0 million of net cash used in investing activities in the three months ended December 31, 2009. Investing activities in the three months ended December 31, 2010 included $9.9 million of proceeds from the sale of substantially all assets of a non-strategic manufacturing facility partially offset by $0.4 million used for capital expenditures. Investing activities in the three months ended December 31, 2009 included $0.1 million used for capital expenditures, partially offset by $0.1 million of proceeds from the sale of equipment.
Financing Activities
Financing activities used net cash of $0.3 million in the three months ended December 31, 2010 compared to $0.2 million used in the three months ended December 31, 2009. Financing activities in the three months ended December 31, 2010 included $0.2 million used for payments of debt and $0.1 million used for the acquisition of treasury stock. Financing activities in the three months ended December 31, 2009 included $0.1 million used for the purchase of treasury stock and $0.8 million used for payments of debt netted against $0.7 million provided by new financing.

Bonding Capacity
At December 31, 2010, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of December 31, 2010, the expected cumulative cost to complete for projects covered by our surety providers was $123.1 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 11, “Commitments and Contingencies — “Surety” of this report.
Controlling Shareholder
On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly $10.0 million remains outstanding under the Tontine Term Loan.
On May 13, 2010, Tontine, filed an amended Schedule 13D indicating its ownership level of 58.7%. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit Facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.
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
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2010, $12.6 million of our outstanding letters of credit were to collateralize our customers and vendors.
Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2010, an additional $12.6 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2010, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of December 31, 2010, we utilized cash and accumulated interest thereon of $6.6 million to collateralize our bonding programs.

As of December 31, 2010, our future contractual obligations due by September 30 of each of the following fiscal years include (1) (in millions):

	2011	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations	$0.5	$—	$10.0	$—	$—	$—	$—	$10.5
Operating lease obligations	$4.5	$5.3	$3.1	$1.5	$0.8	$0.2	$0.9	$16.3
Capital lease obligations	$0.2	$0.3	$0.3	$—	$—	$—	$—	$0.8

Total	$5.2	$5.6	$13.4	$1.5	$0.8	$0.2	$0.9	$27.6

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Outlook
We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will not exceed $1.0 to $1.5 million for the fiscal year ending on September 30, 2011. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, existing or pending legislative or regulatory actions related to renewable energy and the purchase of homes, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility.

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
Disclosure controls and procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 11, “Commitments and Contingencies — Legal Matters” of this report, which is incorporated herein by reference. We are not aware of any litigation or pending litigation that we believe will have a material impact on our results of operations or our financial position other than those matters that are disclosed in Note 11.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed under Item 1.A. “Risk Factors ” in our annual report on Form 10-K for the year ended September 30, 2010.

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

10.1
Entry into a Material Definitive Agreement, dated as of November 30, 2010, by and among Integrated Electrical Services, Inc. and its subsidiaries and Siemens Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)

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

INTEGRATED ELECTRICAL SERVICES, INC.
Date: February 9, 2011	By:	/s/ Terry L. Freeman
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

10.1
Entry into a Material Definitive Agreement, dated as of November 30, 2010, by and among Integrated Electrical Services, Inc. and its subsidiaries and Siemens Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael J. Caliel, Chief Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer (1)

32.1	Section 1350 Certification of Michael J. Caliel, Chief Executive Officer (1)

32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer (1)

(1)	Filed herewith.