Form 10-Q
period 2011-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2011-05-16
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-13783
Integrated Electrical Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4801 Woodway Drive, Suite 200-E, Houston, Texas 77056
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of May 13, 2011 of the issuer’s common stock was 14,905,597.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,707	$32,924
Accounts receivable:
Trade, net of allowance of $2,389 and $3,360, respectively	82,915	88,252
Retainage	18,397	17,083
Inventories	9,454	12,682
Costs and estimated earnings in excess of billings on uncompleted contracts	15,115	12,566
Prepaid expenses and other current assets	5,031	5,449

Total current assets	167,619	168,956

LONG-TERM RECEIVABLES, net of allowance of $77 and $4,069, respectively	315	440
PROPERTY AND EQUIPMENT, net	11,642	19,846
GOODWILL	3,981	3,981
OTHER NON-CURRENT ASSETS, net	8,942	11,882

Total assets	$192,499	$205,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$447	$808
Accounts payable and accrued expenses	71,049	67,799
Billings in excess of costs and estimated earnings on uncompleted contracts	14,212	17,109

Total current liabilities	85,708	85,716
LONG-TERM DEBT, net of current maturities	10,418	10,448
LONG-TERM DEFERRED TAX LIABILITY	1,046	1,046
OTHER NON-CURRENT LIABILITIES	6,177	6,314

Total liabilities	103,349	103,524

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,905,597 and 14,773,904 outstanding, respectively	154	154
Treasury stock, at cost, 502,205 and 633,898 shares, respectively	(6,861)	(13,677)
Additional paid-in capital	165,065	171,510
Accumulated other comprehensive income	—	(88)
Retained deficit	(69,208)	(56,318)

Total stockholders’ equity	89,150	101,581

Total liabilities and stockholders’ equity	$192,499	$205,105

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$118,326	$107,619
Cost of services	112,969	94,031

Gross profit	5,357	13,588
Selling, general and administrative expenses	13,333	25,709
(Gain) loss on sale of assets	(87)	13
Restructuring charges	—	65

Loss from operations	(7,889)	(12,199)

Interest and other:
Interest expense	576	1,017
Interest income	(24)	(59)
Other income, net	(8)	(107)

Interest and other expense, net	544	851

Loss from operations before income taxes	(8,433)	(13,050)
Provision for income taxes	804	180

Net loss	$(9,237)	$(13,230)

Loss per share
Basic	$(0.64)	$(0.92)
Diluted	$(0.64)	$(0.92)

Shares used in the computation of loss per share (Note 5):
Basic	14,481,005	14,390,580
Diluted	14,481,005	14,390,580
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$231,975	$227,867
Cost of services	215,447	194,347

Gross profit	16,528	33,520
Selling, general and administrative expenses	31,354	44,976
Gain on sale of assets	(6,816)	(52)
Asset Impairment	3,551	—
Restructuring charges	—	763

Loss from operations	(11,561)	(12,167)

Interest and other:
Interest expense	1,175	2,085
Interest income	(49)	(116)
Other income, net	(24)	(226)

Interest and other expense, net	1,102	1,743

Loss from operations before income taxes	(12,663)	(13,910)
Provision for income taxes	227	126

Net loss	$(12,890)	$(14,036)

Loss per share
Basic	$(0.89)	$(0.98)
Diluted	$(0.89)	$(0.98)

Shares used in the computation of loss per share (Note 5):
Basic	14,463,996	14,393,328
Diluted	14,463,996	14,393,328
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,890)	$(14,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(466)	4,984
Deferred financing cost amortization	169	148
Depreciation and amortization	1,980	2,795
Gain on sale of assets	(6,816)	(52)
Asset Impairment	3,551	—
Non-cash compensation expense	436	964
Equity in (gains) losses of investment	96	—
Changes in operating assets and liabilities
Accounts receivable	389	21,951
Inventories	(1,640)	699
Costs and estimated earnings in excess of billings	(2,930)	669
Prepaid expenses and other current assets	57	641
Other non-current assets	2,820	229
Accounts payable and accrued expenses	6,782	(19,821)
Billings in excess of costs and estimated earnings	(2,842)	(7,541)
Other non-current liabilities	(140)	(574)

Net cash provided by (used in) operating activities	(11,444)	(8,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(755)	(502)
Proceeds from sales of property and equipment	207	159
Proceeds from sales of facilities	16,287	—
Distribution from unconsolidated affiliates	(57)	98

Net cash provided by (used in) investing activities	15,682	(245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	744
Repayments of debt	(390)	(1,449)
Purchase of treasury stock	(65)	(98)

Net cash used in financing activities	(455)	(803)

NET DECREASE IN CASH AND CASH EQUIVALENTS	3,783	(9,992)
CASH AND CASH EQUIVALENTS, beginning of period	32,924	64,174

CASH AND CASH EQUIVALENTS, end of period	$36,707	$54,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,009	$2,637
Cash paid for income taxes	$106	$33
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
1. BUSINESS
Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to establish a leading national provider of electrical and communication services, focusing primarily on the commercial, industrial, residential, low voltage and service and maintenance markets. We provide a broad range of services, including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.
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
CONTROLLING SHAREHOLDER
At March 31, 2011, Tontine Capital Partners, L.P. together with its affiliates (“Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 2, “Controlling Shareholder” to these Condensed Consolidated Financial Statements.
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
(UNAUDITED)
SALES OF FACILITIES
Sale of Non-Strategic Manufacturing Facility
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
Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, rights to names which include “IES”, business records relating to pre-closing matters, which are required by law to be retained by Seller, performed contracts and fulfilled purchase orders, insurance policies, non-assignable permits, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain customer contracts, vendor contracts and financing leases as well as accounts and trade payables arising in the ordinary course of business other than inter-company accounts payable.
The purchase price of $10,690 was adjusted to reflect variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. The transaction was completed on December 10, 2010 at which time we recognized a gain of $6,763.
Sale of Non-Core Electrical Distribution Facility
On February 28, 2011, Key Electrical Supply, Inc, a wholly owned subsidiary of the Company (“Seller”) and Elliot Electric Supply, Inc, a Texas corporation, (“Buyer”), executed an Asset Purchase Agreement (the “Agreement”) providing for the sale of substantially all the assets and assumption of certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications.
Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, certain receivables, rights to the Key Electrical Supply, Inc name, business records relating to pre-closing matters, which are required by law to be retained by Seller, insurance policies, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain vendor contracts and financing notes and leases as well as accounts and trade payables arising in the ordinary course of business other than inter-company accounts payable.
The purchase price of $6,200 was adjusted to reflect variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). Buyer and Seller are currently in the process of negotiating other elements of Historical Working Capital. Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. As of March 31, 2011, we recognized a gain of $50.
LONG-TERM RECEIVABLES
In March 2009, in connection with a construction project entering bankruptcy, we transferred $3,992 of trade accounts receivable to long-term receivables and initiated breach of contract and mechanics’ lien foreclosure actions against the project’s general contractor and owner, respectively. At the same time, we reserved the costs in excess of billings of $278 associated with this receivable. In March 2010, we reserved the remaining balance. In February 2011, we entered into a $2,850 settlement in connection with the breach of contract and mechanics’ lien foreclosure actions. The $2,850 recovery was recorded in the accompanying consolidated statements of operations as a component of selling, general and administrative expenses. For additional information, please refer to Note 11, “Commitments and Contingencies — Legal Matters” to these Condensed Consolidated Financial Statements.

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
We estimate that the fair value of the Tontine Term Loan is $10,835 based on comparable debt instruments at March 31, 2011. For additional information, please refer to Note 4, “Debt and Liquidity — The Tontine Capital Partners Term Loan” to these Condensed Consolidated Financial Statements.
We estimate that the fair value of our investment in EnerTech is $1,661 at March 31, 2011. For additional information, please refer to Note 8, “Securities and Equity Investments — Investment in EnerTech Capital Partners II L.P.” to these Condensed Consolidated Financial Statements.
ASSET IMPAIRMENT
During the first quarter of our 2011 fiscal year, the Company recorded a pretax non-cash asset impairment charge of $3,551 related to internally-developed capitalized software. The Company ceased use of the software in December, 2010. As a result, the software has a fair value of zero. The charge of $3,551 was recorded separately in the accompanying consolidated statements of operations as a component of loss from operations.
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
SEASONALITY AND QUARTERLY FLUCTUATIONS
Results of operations from our Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications and Commercial & Industrial segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
On February 11, 2011, Tontine, filed an amended Schedule 13D. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit Facility (as defined below), bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.
3. STRATEGIC ACTIONS
2011 Restructuring Plan
During the second quarter of our 2011 fiscal year, the Company has determined that certain geographic areas of our Commercial & Industrial operations will be either sold or closed during the next six to twelve months (the “2011 Restructuring Plan”). This is one part of management’s overall plan to return the Company to profitability. The operations directly affected by this decision are in several locations throughout the country, including Iowa, Florida and Nevada. These locations were selected due to current business prospects and the extended time frame needed to return these operations to a profitable position. Currently we are in the initial stages of the plan, and we expect that costs could range from $4,500 to $5,500 in aggregate. Costs associated with this action would include equipment and facility lease termination expenses, consulting expenses and severance costs for employees. Should the Company be successful in the sale of these facilities, these costs could be reduced. For the three and six months ended March 31, 2011; these facilities had combined revenues and net losses as follows:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	$10,807	$8,840

Net operating losses	$(2,173)	$(4,276)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010

Revenues	$21,618	$22,009

Net operating losses	$(3,305)	$(5,204)
2009 Restructuring Plan
In the first three months of our 2009 fiscal year, we began a restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments at that time. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made in the previous year to further leverage our resources. In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one shared service center. The 2009 Restructuring Plan was completed in our 2010 fiscal year.
During the three months ended March 31, 2011 and 2010, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0 and $65 associated with the 2009 Restructuring Plan. Costs incurred related to our Communications segment were $0 and $0 for the three months ended March 31, 2011 and 2010, respectively. Costs incurred related to our Residential segment were $0 and $0 for the three months ended March 31, 2011 and 2010, respectively. Costs incurred related to our Commercial & Industrial segment were $0 a reduction of $2 for the three months ended March 31, 2011 and 2010, respectively. Costs related to our Corporate office were $0 and $67 for the three months ended March 31, 2011 and 2010, respectively.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
During the six months ended March 31, 2011 and 2010, respectively, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0 and $763 associated with the 2009 Restructuring Plan. Costs incurred related to our Communications segment were $0 and $16 for the six months ended March 31, 2011 and 2010, respectively. Costs incurred related to our Residential segment were $0 and $0 for the six months ended March 31, 2011 and 2010, respectively. Costs incurred related to our Commercial & Industrial segment were $0 and $698 for the six months ended March 31, 2011 and 2010, respectively. Costs related to our Corporate office were $0 and $49 for the six months ended March 31, 2011 and 2010, respectively.
4. DEBT AND LIQUIDITY
Debt consists of the following:

	March 31,	September 30,
	2011	2010

Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	263	653
Capital leases	602	603

Total debt	10,865	11,256

Less — Short-term debt and current maturities of long-term debt	(447)	(808)

Total long-term debt	$10,418	$10,448

Future payments on debt at March 31, 2011 are as follows:

	Capital Leases	Term Debt	Total

2011	$184	$263	$447
2012	318	—	318
2013	318	10,000	10,318
2014	26	—	26
2015	—	—	—
Thereafter	—	—	—
Less: Imputed Interest	(244)	—	(244)

Total	$602	$10,263	$10,865

For the three months ended March 31, 2011 and 2010, we incurred interest expense of $576 and $1,017, respectively. For the six months ended March 31, 2011 and 2010, we incurred interest expense of $1,176 and $2,085, respectively.
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility remains at $60,000 and the maturity date has been extended to May 12, 2012. In connection with the amendment, we incurred an amendment fee of $225 and legal fees of $53, which are being amortized over 24 months.

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
Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility, in effect as of March 31, 2011, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of the average daily availability for such period plus the average daily unrestricted cash on hand for such period as follows:

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
At March 31, 2011, we had $10,075 available to us under the Revolving Credit Facility, based on a borrowing base of $23,325, $13,250 in outstanding letters of credit, and no outstanding borrowings.
As of March 31, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of March 31, 2011, our Total Liquidity was in excess of $25,000 for the previous 60 days. Had our Total Liquidity been less than $25,000 for the previous 60 days at March 31, 2011, we would not have met the 1.0:1.0 fixed charge coverage ratio test.
At March 31, 2011, our Total Liquidity was $46,782. For the six months ended March 31, 2011, we paid no interest for loans under the Revolving Credit Facility and a weighted average interest rate, including fronting fees, of 3.50% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended. Finally, the Revolving Credit Facility would have been subject to termination charges of 0.25% of the total borrowing capacity if such termination occurred on or before May 12, 2011 and $50 anytime thereafter.
In the event that we are not able to meet the financial covenant of our amended Revolving Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.
The Tontine Term Loan
On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P. (“TCP 2”), an affiliate of Tontine. Although the Tontine Term Loan may be repaid at any time prior to the maturity date at par, plus accrued interest without penalty, our Revolving Credit Facility currently prohibits any further repayments. The Tontine Term Loan is subordinated to our existing Revolving Credit Facility with Bank of America, N.A. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Numerator:

Net loss attributable to common shareholders	$(9,237)	$(13,230)
Net income attributable to restricted shareholders	—	—

Net loss	$(9,237)	$(13,230)

Denominator:
Weighted average common shares outstanding — basic	14,481,005	14,390,580
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,481,005	14,390,580

Loss per share
Basic	$(0.64)	$(0.92)
Diluted	$(0.64)	$(0.92)

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
Numerator:

Net loss attributable to common shareholders	$(12,890)	$(14,036)
Net income attributable to restricted shareholders	—	—

Net loss	$(12,890)	$(14,036)

Denominator:
Weighted average common shares outstanding — basic	14,463,996	14,393,328
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,463,996	14,393,328

Loss per share
Basic	$(0.89)	$(0.98)
Diluted	$(0.89)	$(0.98)
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
The Communications segment consists of low voltage installation, design, planning and maintenance for commercial and industrial industries.
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
Segment information for continuing operations for the three and six months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31, 2011
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$23,368	$26,366	$68,592	$—	$118,326
Cost of services	20,920	22,788	69,261	—	112,969

Gross profit	2,448	3,578	(669)	—	5,357
Selling, general and administrative	2,293	4,509	3,832	2,699	13,333
Loss (gain) on sale of assets	—	(48)	(7)	(32)	(87)
Asset Impairment	—	—	—	—	—
Restructuring charge	—	—	—	—	—

Income (loss) from operations	$155	$(883)	$(4,494)	$(2,667)	$(7,889)

Other data:
Depreciation and amortization expense	$22	$84	$158	$579	$843
Capital expenditures	$—	$47	$164	$153	$364
Total assets	$25,368	$21,878	$81,443	$63,810	$192,499

	Three Months Ended March 31, 2010
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$16,402	$28,068	$63,149	$—	$107,619
Cost of services	13,011	21,814	59,206	—	94,031

Gross profit	3,391	6,254	3,943	—	13,588
Selling, general and administrative	1,819	6,526	12,863	4,501	25,709
Loss (gain) on sale of assets	—	(2)	15	—	13
Restructuring charge	—	—	(2)	67	65

Income (loss) from operations	$1,572	$(270)	$(8,933)	$(4,568)	$(12,199)

Other data:
Depreciation and amortization expense	$65	$255	$430	$668	$1,418
Capital expenditures	$31	$64	$142	$189	$426
Total assets	$15,794	$32,886	$85,518	$92,406	$226,604

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Six Months Ended March 31, 2011
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$43,290	$52,410	$136,275	$—	$231,975
Cost of services	37,630	44,249	133,568	—	215,447

Gross profit	5,660	8,161	2,707	—	16,528
Selling, general and administrative	4,614	9,286	11,404	6,050	31,354
Loss (gain) on sale of assets	—	(70)	(6,833)	87	(6,816)
Asset Impairment	—	—	—	3,551	3,551
Restructuring charge	—	—	—	—	—

Income (loss) from operations	$1,046	$(1,055)	$(1,864)	$(9,688)	$(11,561)

Other data:
Depreciation and amortization expense	$48	$183	$393	$1,356	$1,980
Capital expenditures	$—	$74	$390	$291	$755

	Six Months Ended March 31, 2010
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$35,054	$57,060	$135,753	$—	$227,867
Cost of services	28,306	43,957	122,084	—	194,347

Gross profit	6,748	13,103	13,669	—	33,520
Selling, general and administrative	3,705	12,549	20,820	7,902	44,976
Loss (gain) on sale of assets	—	(3)	(49)	—	(52)
Restructuring charge	16	—	698	49	763

Income (loss) from operations	$3,027	$557	$(7,800)	$(7,951)	$(12,167)

Other data:
Depreciation and amortization expense	$117	$397	$737	$1,544	$2,795
Capital expenditures	$31	$76	$174	$221	$502
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
During the six months ended March 31, 2011, we repurchased 18,846 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, 204,000 shares of restricted stock were issued from treasury stock to employees and 63,077 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock. Additionally, 9,616 phantom stock units granted to members of the Board of Directors vested, triggering an issuance of 9,616 unrestricted shares from treasury.
During the six months ended March 31, 2010, we repurchased 14,492 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, and 17,300 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock.
Restricted Stock
We granted 204,000 shares of restricted stock to employees during the six months ended March 31, 2011, of which 1,098 have vested and 21,902 have been forfeited as of March 31, 2011. These restricted shares, which were granted at a prices ranging from $3.49 to $3.51 per share, will vest on September 28, 2012 and December 16, 2012.
During the six months ended March 31, 2011 and 2010, we recognized $421 and $885, respectively, in compensation expense related to all restricted stock awards. As of March 31, 2011, the unamortized compensation cost related to outstanding unvested restricted stock was $1,032. We expect to recognize $323 related to these awards during the remaining six months of our 2011 fiscal year, and $709 thereafter.
All the restricted shares granted under the 2006 Plan participate in dividends, if any, issued to common shareholders.
Stock Options
Our determination of the fair value of share-based payment awards on the date of grant using a binomial option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors.
During the six months ended March 31, 2011 and 2010, we granted no stock options.
During the six months ended March 31, 2011 and 2010, we recognized $17 and $80, respectively, in compensation expense related to previously granted stock options.
The following table summarizes activity regarding our stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2010	158,500	$18.66
Options granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding, March 31, 2011	158,500	$18.66

Exercisable, March 31, 2011	156,833	$18.64

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
The following table summarizes all options outstanding and exercisable at March 31, 2011:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	March 31, 2011	in Years	Exercise Price	March 31, 2011	Exercise Price
$12.31 – $18.79	123,500	5.62	$17.02	123,500	$17.02
$20.75 – $25.08	35,000	6.23	24.46	33,333	24.65

	158,500	5.75	$18.66	156,833	$18.64

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised options expire between July 2016 and January 2018.
8. SECURITIES AND EQUITY INVESTMENTS
Investment in EnerTech Capital Partners II L.P.
Our investment in EnerTech was approximately 2% of the overall ownership in EnerTech at March 31, 2011 and September 30, 2010. As such, we accounted for this investment using the cost method of accounting.
EnerTech’s investment portfolio periodically results in unrealized losses reflecting a possible, other-than temporary impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at March 31, 2011 and September 30, 2010 was $1,985 and $2,005, respectively, and is currently recorded as a component of Other Non-Current Assets in our Consolidated Balance Sheets. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010

Carrying value	$1,985	$2,005
Unrealized gains (losses)	(324)	(179)

Fair value	$1,661	$1,826
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
The amount of unrealized holding losses included in other comprehensive income at March 31, 2011 and September 30, 2010 is $0 and $88, respectively. Both the carrying and market value of the investment at March 31, 2011 and September 30, 2010 were $0 and $60, respectively.
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
On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. As such, there have been no contributions by us to the Executive Savings Plan for the three and six months ended March 31, 2011 and 2010.
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, are summarized in the following table by the type of inputs applicable to the fair value measurements:

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money market accounts	$17,877	$17,877	$—	$—
Executive Savings Plan assets	634	634	—	—
Executive Savings Plan liabilities	(715)	(715)	—	—

Total	$17,796	$17,796	$—	$—

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
11. COMMITMENTS AND CONTINGENCIES
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
The following is a discussion of certain of our significant legal matters:
Centerpoint Project
We were a co-plaintiff in a breach of contract and mechanics’ lien foreclosure action in Maricopa County, Arizona superior court. The defendants were Centerpoint Construction, LLC and Tempe Land Company, LLC, the general contractor and owner, respectively, of a condominium and retail development project in Tempe, Arizona. In December 2008, Tempe Land Company, LLC filed for Chapter 11 bankruptcy reorganization in the U.S. Bankruptcy Court in Phoenix, Arizona. The principal amount of our claim was approximately $3,992, exclusive of interest, attorneys’ fees and costs. In March 2009, we transferred $3,992 of trade accounts receivable to long-term receivable. At the same time, we reserved the costs in excess of billings of $278 associated with this receivable.
In April 2010, the project property was sold at foreclosure to the project lender. In the sale, the project lender acquired the project property subject only to superior encumbrances. The priority of the mechanics’ lien claims over the project lender’s deeds of trust was to be determined at trial, which was anticipated to occur in April 2011.
As a result of the April 2010 foreclosure sale and the uncertainties associated with the outcome of the lawsuit, we determined that there was a reasonable possibility, but not a probability, of collection of our claim. As a result, we wrote-off the remaining $3,714 long-term receivable.
In February 2011, we entered into a $2,850 settlement in connection with the breach of contract and mechanics’ lien foreclosure actions. The $2,850 recovery was recorded in the accompanying consolidated statements of operations as a component of loss from operations.
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

Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that could mitigate potential exposure. As of March 31, 2011 and September 30, 2010, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Risk Management
We are subject to large deductibles on our property and casualty insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2011, we had $6,117 accrued for self-insurance liabilities, including $1,144 for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $250 to $750. As of March 31, 2011, we had reserved $350 for these claims.
Some of our insurance carriers require us to post letters of credit as a means of guaranteeing performance under our policies. If an insurance carrier has reasonable cause to effect payment under a letter of credit, we would be required to reimburse the lenders under our Revolving Credit Facility for such letter of credit. At March 31, 2011, $12,620 of our outstanding letters of credit were used to collateralize our high deductible insurance programs.
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
As of March 31, 2011, we utilized cash and accumulated interest thereon (as included in Other Non-Current Assets in our Consolidated Balance Sheet) of $3,985 to collateralize our obligations to our former sureties. On March 14, 2011, a former surety released $2,600 of cash back to the Company. As of March 31, 2011, the estimated cost to complete our bonded projects was approximately $122,221. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010, we entered into agreements with two primary sureties. We do not have any cash or letters of credit held as collateral by these sureties. We believe the bonding capacity presently provided by these sureties are adequate for our current operations and will be adequate for our operations for the foreseeable future.
Other Commitments and Contingencies
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly-owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. As these sales were assets sales, rather than stock sales, we may be required to fulfill obligations that were assigned or sold to others, if the purchaser is unwilling or unable to perform the transferred liabilities. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of March 31, 2011, all projects transferred have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2011, we had no such open purchase commitments.

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
SALES OF FACILITIES
Sale of Non-Strategic Manufacturing Facility
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
Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, rights to names which include “IES”, business records relating to pre-closing matters, which are required by law to be retained by Seller, performed contracts and fulfilled purchase orders, insurance policies, non-assignable permits, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain customer contracts, vendor contracts and financing leases as well as accounts and trade payables arising in the ordinary course of business other than inter-company accounts payable.
The purchase price of $10.7 million was adjusted to reflect variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. The transaction was completed on December 10, 2010 at which time we recognized a gain of $6.8 million.
Sale of Non-Core Electrical Distribution Business
On February 28, 2011, Key Electrical Supply, Inc, a wholly owned subsidiary of the Company (“Seller”) and Elliot Electric Supply, Inc, a Texas corporation, (“Buyer”), executed an Asset Purchase Agreement (the “Agreement”) providing for the sale of substantially all the assets and assumption of certain liabilities of a non-core electrical distribution business engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications.

Pursuant to the terms of the Agreement assets excluded from the sale include, but are not limited to, cash and cash equivalents, certain receivables, rights to the Key Electrical Supply, Inc name, business records relating to pre-closing matters, which are required by law to be retained by Seller, insurance policies, licenses and software and tax refunds relating to periods ending prior to the closing. Buyer also assumed liabilities and obligations of Seller relating to certain vendor contracts and financing notes and leases as well as accounts and trade payables arising in the ordinary course of business other than inter-company accounts payable.
The purchase price of $6.2 million was adjusted to reflect variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). Buyer and Seller are currently in the process of negotiating other elements of Historical Working Capital. Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. As of March 31, 2011, we recognized a gain of $0.1 million.
ASSET IMPAIRMENT
During the first quarter of our 2011 fiscal year, the Company recorded a pretax non-cash asset impairment charge of $3.5 million related to internally-developed capitalized software. The Company ceased use of the software in December, 2010. As a result, the software has a fair value of zero. The charge of $3.5 million was recorded separately in the accompanying consolidated statements of operations as a component of loss from operations.
SEASONALITY AND QUARTERLY FLUCTUATIONS
Results of operations from our Residential construction segment are more seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications and Commercial & Industrial segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
RESTRUCTURING PROGRAMS
2011 Restructuring Plan
During the second quarter of our 2011 fiscal year, the Company has determined that certain geographic areas of our Commercial & Industrial operations will be either sold or closed during the next six to twelve months (the “2011 Restructuring Plan”). This is one part of management’s overall plan to return the Company to profitability. The operations directly affected by this decision are in several locations throughout the country, including Iowa, Florida and Nevada. These locations were selected due to current business prospects and the extended time frame needed to return these operations to a profitable position. Currently we are in the initial stages of the plan, and we expect that costs could range from $4.5 million to $5.5 million in aggregate. Costs associated with this action would include equipment and facility lease termination expenses, consulting expenses and severance costs for employees. Should the Company be successful in the sale of these facilities, these costs could be reduced.
2009 Restructuring Plan
In the first quarter of our 2009 fiscal year, we began a restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was completed in our fiscal year 2010.
Details regarding the components of the restructuring charges are described in Part 1. Item 1. Condensed Consolidated Financial Statements — Note 3, “Strategic Actions” of this report, which is incorporated herein by reference.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 2010
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Revenues	$118.3	100.0%	$107.6	100.0%
Cost of services	113.0	95.5%	94.0	87.4%

Gross profit	5.3	4.5%	13.6	12.6%
Selling, general and administrative expenses	13.3	11.3%	25.7	23.9%
Gain on sale of assets	(0.1)	(0.1)%	0.0	0.0%
Asset Impairment	0.0	0.0%	0.0	0.0%
Restructuring charges	0.0	0.0%	0.1	0.1%

Income (loss) from operations	(7.9)	(6.7)%	(12.2)	(11.3)%
Interest and other expense, net	0.5	0.5%	0.8	0.7%

Loss before income taxes	(8.4)	(7.1)%	(13.0)	(12.1)%
Provision for income taxes	0.8	0.7%	0.2	0.2%

Net loss	$(9.2)	(7.8)%	$(13.2)	(12.3)%

Revenues

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$23.4	19.7%	$16.4	15.2%
Residential	26.3	22.3%	28.0	26.1%
Commercial & Industrial	68.6	58.0%	63.2	58.6%

Total Consolidated	$118.3	100.0%	$107.6	100.0%

Consolidated revenues for the three months ended March 31, 2011 were $10.7 million greater than the three months ended March 31, 2010, an increase of 9.9%. While our Communications and Commercial & Industrial segments revenues increased during the three months ended March 31, 2011, revenues for our Residential segment declined during the three months ended March 31, 2011, primarily due to a nationwide decline in single-family construction activity as a result of the challenging economic environment.
Revenues in our Communications segment increased $7.0 million, or 42.7%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This increase is due to an increase in data center projects and increased business from our national accounts.
Residential segment revenues decreased $1.7 million during the three months ended March 31, 2011, a decrease of 6.1%, compared to the three months ended March 31, 2010. This decrease is primarily attributable to declines in single-family housing construction resulting from the continued effect of high unemployment rates and uncertain economic conditions. Weather was also a factor throughout the quarter. The decline in single-family construction was offset by an increase in multi-family construction as compared to the prior year period. The increase in multi-family construction was driven by the current economic conditions which have adversely affected the sale of single family houses.
Revenues in our Commercial & Industrial segment increased $5.4 million, or 8.5%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$2.4	10.5%	$3.4	20.7%
Residential	3.6	13.6%	6.3	22.3%
Commercial & Industrial	-0.7	-1.0%	3.9	6.2%

Total Consolidated	$5.3	4.5%	$13.6	12.6%

Our consolidated gross profit for the three months ended March 31, 2011 declined by $8.3 million, or 61.0% compared to consolidated gross profit for the three months ended March 31, 2010. Our overall gross profit as a percentage of revenue decreased to 4.5% during the three months ended March 31, 2011, compared to 12.6% during the three months ended March 31, 2010, primarily due to lower margin construction projects, difficulties in execution on certain projects, and increased costs of copper, steel and fuel. Additionally we are experiencing increased healthcare benefits and unemployment costs.
Our Communications segment’s gross profit decreased $1.0 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in gross profit is attributed to lower margins on competitively bid projects.
During the quarter ended March 31, 2011, our Residential segment experienced a $2.7 million reduction in gross profit compared to the three months ended March 31, 2010. Gross margin percentage in the Residential segment declined to 13.6% during the three months ended March 31, 2011. We attribute much of the decline in Residential’s gross margin to increased competition resulting from the decline in both single-family and multi-family projects in the past year. This was especially noticeable in our multi-family projects. Additionally, increases in the cost of materials have negatively impacted gross margins.
Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2011 decreased $4.6 million compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, the Commercial & Industrial segment experienced significant execution difficulties on five projects which resulted in a negative impact to gross margin of $2.7 million. The continued weak economy and competitive environment continues to adversely affect margins on competitively bid projects.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$2.3	9.8%	$1.8	11.0%
Residential	4.5	17.1%	6.5	23.3%
Commercial & Industrial	3.8	5.6%	12.9	20.4%
Corporate	2.7	—	4.5	—

Total Consolidated	$13.3	11.3%	$25.7	23.9%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the three months ended March 31, 2011, our selling, general and administrative expenses were $13.3 million, a decrease of $12.4 million, or 48.2%, over the three months ended March 31, 2010. The reduction in 2011 expenses was primarily due to a reduction to bad debt expense of $8.0 million. In the three months ended March 31, 2010, we recorded $3.7 million in bad debt expense related to a long-term receivable. In the three months ended March 31, 2011, we recovered $2.9 million related to this long-term receivable. This accounted for 53.2% of the $12.4 million decrease. Further, bad debt was reduced $1.4 million. We also experienced decreases of $2.8 million in employment expenses and $0.4 million in occupancy expenses as a result of our ongoing cost reduction efforts.

Restructuring Charges
The 2009 Restructuring Plan was completed in our 2010 fiscal year. We recognized the following costs during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Severance compensation	$—	$0.1
Consulting and other charges	—	—
Non-cash asset amortization and write-offs	—	—

Total restructuring charges	$—	$0.1

Interest and Other Expense, Net

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Interest expense	$0.5	$1.0
Debt prepayment penalty and deferred cost amortization	—	0.1

Total interest expense	0.5	1.1
Interest income	—	(0.1)
Other income (expense)	—	(0.1)

Total interest and other expense, net	$0.5	$0.9

During the three months ended March 31, 2011, we incurred total interest expense of $0.5 million on an average debt balance of $10.0 million for the Tontine Term Loan and an average letter of credit balance of $13.1 million and an average unused line of credit balance of $46.9 million under the Revolving Credit Facility. This compared to total interest expense of $0.9 million for the three months ended March 31, 2010, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $23.3 million and an average unused line of credit balance of $36.7 million.
During the three months ended March 31, 2011, we generated $0.0 million in interest income on average cash and cash equivalents balance of $32.9 million. During the three months ended March 31, 2010, we generated $0.1 million in interest income on average cash and cash equivalents balance of $55.1 million. Interest income was derived from average interest rates of 0.3% during the three months ended March 31, 2011, and 0.6% during the three months ended March 31, 2010.
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
The provision for income taxes increased from $0.1 million for the three months ended March 31, 2010 to $0.8 million for the three months ended March 31, 2011. The increase in the provision for income taxes for the three months ended March 31, 2011 is attributable to the decrease in net loss, an increase in state income taxes and an increase in the provision for uncertain tax benefits.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO THE SIX MONTHS
ENDED MARCH 31, 2010
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Revenues	$232.0	100.0%	$227.9	100.0%
Cost of services	215.5	92.9%	194.4	85.3%

Gross profit	16.5	7.1%	33.5	14.7%
Selling, general and administrative expenses	31.4	13.5%	45.0	19.7%
Gain on sale of assets	(6.8)	(2.9)%	(0.1)	(0.0)%
Asset Impairment	3.5	1.5%	0.0	0.0%
Restructuring charges	0.0	0.0%	0.8	0.3%

Income (loss) from operations	(11.6)	(5.0)%	(12.2)	(5.3)%
Interest and other expense, net	1.1	0.5%	1.7	0.8%

Loss before income taxes	(12.7)	(5.5)%	(13.9)	(6.1)%
Provision for income taxes	0.2	0.1%	0.1	0.1%

Net loss	$(12.9)	(5.6)%	$(14.0)	(6.2)%

Revenues

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$43.3	18.7%	$35.1	15.4%
Residential	52.4	22.6%	57.1	25.0%
Commercial & Industrial	136.3	58.7%	135.7	59.5%

Total Consolidated	$232.0	100.0%	$227.9	100.0%

Consolidated revenues for the six months ended March 31, 2011 were $4.1 million greater than the six months ended March 31, 2010, an increase of 1.8%. While our Communications and Commercial & Industrial segments revenues increased during the six months ended March 31, 2011, revenues for our Residential segment declined during the six months ended March 31, 2011, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment.
Revenues in our Communications segment increased $8.2 million, or 23.4%, during the six months ended March 31, 2011, compared to the six months ended March 31, 2010. This increase is due to an increase in data center projects and increased business from our national accounts.
Residential segment revenues decreased $4.7 million during the six months ended March 31, 2011, a decrease of 8.2%, compared to the six months ended March 31, 2010. This decrease is primarily attributable to the declines in multi-family housing construction due to a nationwide decline in apartment occupancy rates and increased difficulty in obtaining project financing. This resulted in the deferral of certain projects and the cancellation of other projects. Revenues also declined in single-family construction as a result of the continued effect of high unemployment rates and uncertain economic conditions on new home sales.

Revenues in our Commercial & Industrial segment increased $0.6 million, or 0.4%, during the six months ended March 31, 2011, compared to the six months ended March 31, 2010.
Gross Profit

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$5.7	13.1%	$6.8	19.4%
Residential	8.2	15.6%	13.1	23.0%
Commercial & Industrial	2.6	2.0%	13.6	10.1%

Total Consolidated	$16.5	7.1%	$33.5	14.7%

Our consolidated gross profit for the six months ended March 31, 2011 declined by $17.0 million, or 50.7% compared to consolidated gross profit for the six months ended March 31, 2010. Our overall gross profit as a percentage of revenue decreased to 7.1% during the six months ended March 31, 2011, compared to 14.7% during the six months ended March 31, 2010, primarily due to lower margin construction projects, difficulties in execution on certain projects, and increased costs of copper, steel and fuel. Additionally we are experiencing increased healthcare benefits and unemployment costs.
Our Communications segment’s gross profit decreased $1.1 million during the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The decrease in gross profit is attributed to lower margins on competitively bid projects.
During the six months ended March 31, 2011, our Residential segment experienced a $4.9 million reduction in gross profit compared to the six months ended March 31, 2010. Gross margin percentage in the Residential segment declined to 15.6% during the six months ended March 31, 2011. We attribute much of the decline in Residential’s gross margin to a decrease in higher margin, multi-family construction projects and increases in costs of materials. Additionally, the decline in both single-family and multi-family projects resulted in increased competition which has had a negative impact on gross margins in both types of work.
Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2011 decreased $11.0 million compared to the six months ended March 31, 2010. During the six months ended March 31, 2010, the Commercial & Industrial segment experienced significant execution difficulties on six projects which resulted in a negative impact to gross margin of $4.1 million. The continued weak economy and competitive environment continues to adversely affect margins.
Selling, General and Administrative Expenses

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)

Communications	$4.6	10.7%	$3.7	10.5%
Residential	9.3	17.7%	12.6	22.0%
Commercial & Industrial	11.4	8.4%	20.8	15.4%
Corporate	6.1	—	7.9	—

Total Consolidated	$31.4	13.5%	$45.0	19.7%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.

During the six months ended March 31, 2011, our selling, general and administrative expenses were $31.4 million, a decrease of $13.6 million, or 30.2%, over the six months ended March 31, 2010. The reduction in 2011 expenses was primarily due to a reduction to bad debt expense of $8.3 million. In the six months ended March 31, 2010, we recorded $3.7 million in bad debt expense related to a long term receivable. In the six months ended March 31, 2011, we recovered $2.9 million related to this long-term receivable. This accounted for 48.5% of the $13.6 million decrease. Further, bad debt was reduced $1.7 million. We also experienced decreases of $3.9 million in employment expenses as a result of our ongoing cost reduction efforts, $0.5 million in depreciation expense and $0.5 million marketing and advertising expenses.
Restructuring Charges
The 2009 Restructuring Plan was completed in our fiscal year 2010. We recognized the following costs during the six months ended March 31, 2011 and 2010:

	Six Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Severance compensation	$—	$0.8
Consulting and other charges	—	—
Non-cash asset amortization and write-offs	—	—

Total restructuring charges	$—	$0.8

Interest and Other Expense, Net

	Six Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Interest expense	$1.2	$1.9
Debt prepayment penalty and deferred cost amortization	—	0.2

Total interest expense	1.2	2.1
Interest income	(0.1)	(0.1)
Other income (expense)	—	(0.3)

Total interest and other expense, net	$1.1	$1.7

During the six months ended March 31, 2011, we incurred total interest expense of $1.2 million on an average debt balance of $10.0 million for the Tontine Term Loan and an average letter of credit balance of $13.1 million and an average unused line of credit balance of $46.9 million under the Revolving Credit Facility. This compared to total interest expense of $1.7 million for the six months ended March 31, 2010, on an average debt balance of $25.0 million on the Tontine Term Loan and an average letter of credit balance of $23.3 million and an average unused line of credit balance of $36.7 million.
During the six months ended March 31, 2011, we generated $0.1 million in interest income on an average cash and cash equivalents balance of $32.9 million. During the six months ended March 31, 2010, we generated $0.1 million in interest income on an average cash and cash equivalents balance of $55.1 million. Interest income was derived from average interest rates of 0.3% during the six months ended March 31, 2011, and 0.6% during the six months ended March 31, 2010.
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

The provision for income taxes increased from $0.1 million for the six months ended March 31, 2010 to $0.2 million for the six months ended March 31, 2011. The increase in the provision for income taxes for the six months ended March 31, 2011 is attributable to the decrease in net loss and an increase in the provision for uncertain tax benefits.
Working Capital

	March 31,	September 30,
	2011	2010
	(Dollars in millions)

CURRENT ASSETS:
Cash and cash equivalents	$36.7	$32.9
Accounts receivable
Trade, net of allowance of $2.5 and $3.4 respectively	82.9	88.3
Retainage	18.4	17.1
Inventories	9.5	12.7
Costs and estimated earnings in excess of billings on uncompleted contracts	15.1	12.6
Prepaid expenses and other current assets	5.0	5.4

Total current assets	$167.6	$169.0

CURRENT LIABILITIES:
Current maturities of long-term debt	$0.5	$0.8
Accounts payable and accrued expenses	71.0	67.8
Billings in excess of costs and estimated earnings on uncompleted contracts	14.2	17.1

Total current liabilities	$85.7	$85.7

Working capital	$81.9	$83.3

During the six months ended March 31, 2011, working capital decreased by $1.4 million from September 30, 2010, reflecting a $1.4 million decrease in current assets and a $0.0 million decrease in current liabilities during the period.
During the six months ended March 31, 2011, current assets decreased by $1.4 million, or 0.8%, to $167.6 million, as compared to $169.0 million as of September 30, 2010. Days sales outstanding (“DSOs”) decreased to 78 days as of March 31, 2011 from 83 days as of September 30, 2010. This improvement was driven predominantly by increased collection efforts. Our secured position, resulting from our ability to secure liens against our customers’ over due receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables.
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

As of March 31, 2011, we utilized cash and accumulated interest thereon (as included in Other Non-Current Assets in our Consolidated Balance Sheet) of $4.0 million to collateralize our obligations to our former sureties. On March 14, 2011, a former surety released $2.6 million of cash back to the Company. As of March 31, 2011, the estimated cost to complete our bonded projects was approximately $122.2 million. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010, we entered into agreements with two primary sureties. We do not have any cash or letters of credit held as collateral by these sureties. We believe the bonding capacity presently provided by these sureties are adequate for our current operations and will be adequate for our operations for the foreseeable future.
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
The Revolving Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The Revolving Credit Facility contains customary affirmative, negative and financial covenants. The Revolving Credit Facility also restricts us from paying cash dividends, prohibits repurchase our common stock and our ability to repay the Tontine Loan.
At March 31, 2011, we had $10.1 million available to us under the Revolving Credit Facility, based on a borrowing base of $23.3 million, $13.3 million in outstanding letters of credit, and no outstanding borrowings.
As of March 31, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of March 31, 2011, our Total Liquidity was in excess of $25.0 million for the previous 60 days. Had our Total Liquidity been less than $25.0 million for the previous 60 days at March 31, 2011, we would not have met the 1.0:1.0 fixed charge coverage ratio test.
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
Liquidity and Capital Resources
As of March 31, 2011, we had cash and cash equivalents of $36.7 million, working capital of $81.9 million, $13.3 million of letters of credit outstanding and $10.1 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum $25.0 million under our Resolving Credit Facility. Had we been required to test our covenants, we would have failed at March 31, 2011. At March 31, 2011 our liquidity was $46.8 million.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country. Operating activities used net cash of $11.4 million during the six months ended March 31, 2011, as compared to $8.9 million of net cash used in the six months ended March 31, 2010. The change in operating cash flows in the six months ended March 31, 2011 was due higher cash requirements for payroll and materials used to support to increasing revenues, compared to a declining revenue environment in the year ago period where cash collections on receivables exceeded the cash required to fund for ongoing projects.
Investing Activities
In the six months ended March 31, 2011, we had net cash provided from investing activities of $15.7 million as compared to $0.2 million of net cash used in investing activities in the six months ended March 31, 2010. Investing activities in the six months ended March 31, 2011 included $16.3 million of proceeds from the sale of two facilities. Investing activities in the six months ended March 31, 2010 included $0.5 million used for capital expenditures, partially offset by $0.2 million of proceeds from the sale of equipment.
Financing Activities
Financing activities used net cash of $0.5 million in the six months ended March 31, 2011 compared to $0.8 million used in the six months ended March 31, 2010. Financing activities in the six months ended March 31, 2011 included $0.4 million used for payments of debt and $0.1 million used for the acquisition of treasury stock. Financing activities in the six months ended March 31, 2010 included $0.1 million used for the purchase of treasury stock and $1.4 million used for payments of debt netted against $0.7 million provided by new financing.
Bonding Capacity
At March 31, 2011, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of March 31, 2011, the expected cumulative cost to complete for projects covered by our surety providers was $122.2 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 11, “Commitments and Contingencies — “Surety” of this report.
Controlling Shareholder
On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly $10.0 million remains outstanding under the Tontine Term Loan.
On February 11, 2011, Tontine, filed an amended Schedule 13D indicating its ownership level of 58.1%. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit Facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.

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
Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2011, $13.3 million of our outstanding letters of credit were to collateralize our customers and vendors.
The underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2011, $12.6 million of our outstanding letters of credit were to collateralize our insurance programs.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2011, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of March 31, 2011, we utilized cash and accumulated interest thereon of $4.0 million to collateralize our bonding programs.
As of March 31, 2011, our future contractual obligations due by September 30 of each of the following fiscal years include (1) (in millions):

	2011	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations	$0.3	$0.0	$10.0	$0.0	$0.0	$0.0	$0.0	$10.3
Operating lease obligations	$2.4	$5.0	$2.7	$1.3	$0.6	$0.3	$0.9	$13.2
Capital lease obligations	$0.1	$0.2	$0.3	$0.0	$0.0	$0.0	$0.0	$0.6

Total	$2.8	$5.2	$13.0	$1.3	$0.6	$0.3	$0.9	$24.1

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
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
Disclosure controls and procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

INTEGRATED ELECTRICAL SERVICES, INC.
Date: May 16, 2011	By:	/s/ Terry L. Freeman
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