Form 10-Q
period 2011-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2011-08-15
CIK 1048268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding as of August 15, 2011 of the issuer’s common stock was 14,938,416

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010	5

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2011 and 2010	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Removed and Reserved	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$23,039	$32,924
Accounts receivable:
Trade, net of allowance of $2,308 and $3,360, respectively	85,749	88,252
Retainage	19,845	17,083
Inventories	6,203	12,682
Costs and estimated earnings in excess of billings on uncompleted contracts	12,038	12,566
Prepaid expenses and other current assets	4,600	5,449

Total current assets	151,474	168,956

LONG-TERM ASSETS
LONG TERM RECEIVABLES, net of allowance of $64 and $77, respectively	235	440
PROPERTY AND EQUIPMENT, net	12,097	19,846
GOODWILL	3,981	3,981
OTHER NON-CURRENT ASSETS, net	8,895	11,882

Total assets	$176,682	$205,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$265	$808
Accounts payable and accrued expenses	67,127	67,799
Billings in excess of costs and estimated earnings on uncompleted contracts	12,644	17,109

Total current liabilities	80,036	85,716
LONG-TERM DEBT, net of current maturities	10,346	10,448
LONG-TERM DEFERRED TAX LIABILITY	1,046	1,046
OTHER NON-CURRENT LIABILITIES	6,022	6,314

Total liabilities	97,450	103,524

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,838,416 and 14,773,904 outstanding, respectively	154	154
Treasury stock, at cost, 569,386 and 633,898 shares, respectively	(7,081)	(13,677)
Additional paid-in capital	165,531	171,510
Accumulated other comprehensive income	—	(88)
Retained deficit	(79,372)	(56,318)

Total stockholders’ equity	79,232	101,581

Total liabilities and stockholders’ equity	$176,682	$205,105

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$123,189	$121,405
Cost of services	113,651	106,328

Gross profit	9,538	15,077
Selling, general and administrative expenses	17,412	21,098
Loss (gain) on sale of assets	136	(113)
Restructuring charges	1,667	—

Loss from operations	(9,677)	(5,908)

Interest and other:
Interest expense	571	784
Interest income	(13)	(92)
Other income, net	21	55

Interest and other expense, net	579	747

Loss from operations before income taxes	(10,256)	(6,655)
Benefit for income taxes	(91)	(98)

Net loss	$(10,165)	$(6,557)

Loss per share
Basic	$(0.70)	$(0.45)
Diluted	$(0.70)	$(0.45)

Shares used in the computation of loss per share (Note 5):
Basic	14,491,966	14,425,119
Diluted	14,491,966	14,425,119
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$355,163	$349,272
Cost of services	329,097	300,675

Gross profit	26,066	48,597
Selling, general and administrative expenses	48,766	66,075
(Gain) loss on sale of assets	(6,679)	(165)
Asset Impairment	3,551	—
Restructuring charges	1,667	763

Loss from operations	(21,239)	(18,076)

Interest and other:
Interest expense	1,746	2,869
Interest income	(62)	(208)
Other income, net	(3)	(172)

Interest and other expense, net	1,681	2,489

Loss from operations before income taxes	(22,920)	(20,565)
Provision for income taxes	135	28

Net loss	$(23,055)	$(20,593)

Loss per share
Basic	$(1.59)	$(1.43)
Diluted	$(1.59)	$(1.43)

Shares used in the computation of loss per share (Note 5):
Basic	14,472,441	14,403,925
Diluted	14,472,441	14,403,925
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,055)	$(20,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(1,052)	6,686
Deferred financing cost amortization	253	223
Depreciation and amortization	2,761	4,014
Loss (gain) on sale of assets	84	(165)
Asset Impairment	3,551	—
Gain on sale of business unit	(6,763)	—
Non-cash compensation expense	682	1,071
Equity in (gains) losses of investment	88	—
Deferred income tax benefit	(32)	—
Changes in operating assets and liabilities
Accounts receivable	(4,208)	20,726
Inventories	1,809	324
Costs and estimated earnings in excess of billings	146	966
Prepaid expenses and other current assets	485	1,044
Other non-current assets	3,201	41
Accounts payable and accrued expenses	2,789	(20,068)
Billings in excess of costs and estimated earnings	(4,407)	(9,740)
Other non-current liabilities	—	(895)

Net cash used in operations	(23,668)	(16,366)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,103)	(536)
Proceeds from sales of property and equipment	—	246
Proceeds from sales of facilities	16,546	—
Distribution from unconsolidated affiliates	57	393

Net cash provided by (used in) investing activities	14,500	103

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	753
Repayments of debt	(652)	(17,542)
Purchase of treasury stock	—	(172)
Shares withheld for Taxes	(65)	(225)

Net cash used in financing activities	(717)	(17,186)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,885)	(33,449)
CASH AND CASH EQUIVALENTS, beginning of period	32,924	64,174

CASH AND CASH EQUIVALENTS, end of period	$23,039	$30,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,499	$3,334
Cash paid for income taxes	$247	$284
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
1. BUSINESS
Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of electrical and communication services, focusing primarily on the commercial, industrial, residential and communications markets with service, maintenance and construction services. We provide a broad range of services, including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.
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
CONTROLLING SHAREHOLDER
At June 30, 2011, Tontine Capital Partners, L.P. together with its affiliates (“Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent amended Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 2, “Controlling Shareholder” to these Condensed Consolidated Financial Statements.
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
The purchase price of $6,676 was adjusted to reflect variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). The Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. The gain on this transaction was immaterial.
REVENUE RECOGNITION
As of June 30, 2011 the Company had an aggregate of $3,815 of revenues associated with three contract claims. The aggregate amount of revenues recorded in connection with contract claims at June 30, 2010 was not material. We believe these revenues are collectible, with some risk associated. They are in various stages of litigation and will take time to reach resolution.
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
We estimate that the fair value of the Tontine Term Loan is $10,565 based on comparable debt instruments at June 30, 2011. For additional information, please refer to Note 4, “Debt and Liquidity — The Tontine Capital Partners Term Loan” to these Condensed

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
Consolidated Financial Statements.
We estimate that the fair value of our investment in EnerTech is $1,606 at June 30, 2011. For additional information, please refer to Note 8, “Securities and Equity Investments — Investment in EnerTech Capital Partners II L.P.” to these Condensed Consolidated Financial Statements.
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
2. CONTROLLING SHAREHOLDER
On June 30, 2011, James M. Lindstrom, an affiliate of Tontine and Chairman of the Company’s Board of Directors since February 2011, began serving as Interim Chief Executive Officer and President of the Company. While serving as Interim Chief Executive Officer and President, Mr. Lindstrom has the ability to affect the composition of the Company’s management and influence the business operations of the Company or extraordinary transactions outside the normal course of the Company’s business.
Based on Tontine’s most recent amended Schedule 13D, Tontine has not indicated any plans to alter its ownership level in the Company. Should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit Facility (as defined below), bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan; accordingly $10,000 remains outstanding under the Tontine Term Loan as of June 30, 2011.
3. STRATEGIC ACTIONS
2011 Restructuring Plan
During the second quarter of our 2011 fiscal year, the Company determined that certain underperforming facilities within our Commercial & Industrial operations will be either sold or closed during the next six to twelve months (the “2011 Restructuring Plan”). This is one part of management’s overall plan to return the Company to profitability. The facilities directly affected by this decision are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return to a profitable position. We expect that closure costs could range from $4,500 to $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan would include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As the Company concludes the wind-down and closure process for each of these facilities, their respective results of operations will be reclassified and presented within future statements of operations as “Discontinued Operations.” US GAAP does not permit an earlier reclassification. Restructuring expenses for the three and nine months ended June 30, 2011 in respect of the 2011 Restructuring Plan were comprised of severance costs and external consulting and management services and totaled $1,667. At June 30, 2011 the estimated costs to complete the ninety-five projects remaining totaled $22,493; of which $8,530 have been subcontracted to other electrical contractors, and $7,527 have been assigned to other electrical contractors, leaving approximately $6,436 of contracts for which we will continue to execute. With respect to the assigned contracts we have obtained acknowledgement of our release responsibility on all but one contract, which we expect to receive by September 30, 2011. We expect the majority of the retained backlog of $6,436 to be completed by September 30, 2011. For the three and nine months ended June 30, 2011, these facilities had the following results:

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Revenues	$11,147	$13,490
Gross profit (loss)	(4,300)	(177)
Selling, general, & administrative expenses	1,900	1,870
Restructuring	1,667	—
Loss / (gain) from sale of assets	(24)	(36)

Loss from operations	$(7,843)	$(2,011)

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
Revenues	$36,758	$50,588
Gross profit (loss)	(5,611)	1,889
Selling, general, & administrative expenses	1,133	8,467
Restructuring	1,667	—
Loss / (gain) from sale of assets	(40)	(38)

Loss from operations	$(8,371)	$(6,540)

Other data:
Working capital	$8,183	$17,284

Total assets:	$19,256	$23,650

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
The following table summarizes the activities related to our restructuring activities by component:

	Severance	Consulting /
	Charges	Other Charges	Total
Restructuring liability at September 30, 2010	$—	$—	$—
Restructuring charges incurred	749	918	1,667
Cash payments made	(16)	(792)	(808)

Restructuring liability at June 30, 2011	$733	$126	$859

2009 Restructuring Plan
In the first three months of our 2009 fiscal year, we began a restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments at that time. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made in the previous year to further leverage our resources. In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one shared service center. The 2009 Restructuring Plan was completed in our 2010 fiscal year. Costs incurred with respect to the 2009 Restructuring Plan for the three months and nine months ended June 30, 2010 are reflected within the Operating Segments, please refer to Note 6 “Operating Segments.”
4. DEBT AND LIQUIDITY
Debt consists of the following:

	June 30,	September 30,
	2011	2010
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	72	653
Capital leases	539	603

Total debt	10,611	11,256

Less — Short-term debt and current maturities of long-term debt	(265)	(808)

Total long-term debt	$10,346	$10,448

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
Future payments on debt at June 30, 2011 are as follows:

	Capital Leases	Term Debt	Total
2011	$79	$67	$146
2012	317	4	321
2013	317	10,001	10,318
2014	27	—	27
2015	—	—	—
Thereafter	—	—	—
Less: Imputed Interest	(201)	—	(201)

Total	$539	$10,072	$10,611

For the three months ended June 30, 2011 and 2010, we incurred interest expense of $571 and $784, respectively. For the nine months ended June 30, 2011 and 2010, we incurred interest expense of $1,746 and $2,869, respectively.
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
Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility, in effect as of June 30, 2011, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of the average daily availability for such period plus the average daily unrestricted cash on hand for such period as follows:

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
At June 30, 2011, we had $17,697 available to us under the Revolving Credit Facility, based on a borrowing base of $25,808, outstanding letters of credit of $8,111, and no outstanding borrowings.
As of June 30, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of June 30, 2011, our Total Liquidity was in excess of $25,000 for the previous 60 days. Had our Total Liquidity been less than $25,000 for the previous 60 days at June 30, 2011, we would not have met the 1.0:1.0 fixed charge coverage ratio test.

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
At June 30, 2011, our Total Liquidity was $40,736. For the nine months ended June 30, 2011, we paid no interest for loans under the Revolving Credit Facility and a weighted average interest rate, including fronting fees, of 3.50% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended. Finally, the Revolving Credit Facility would have been subject to termination charges of 0.25% of the total borrowing capacity plus $50. We intend to enter into discussions with our existing bank group to extend the maturity date of this facility although there can be no assurance that we will be successful.
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
The tables that follow reconcile the components of the basic and diluted earnings per share for the three and nine months ended June 30, 2011 and 2010:

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
Numerator:

Net loss attributable to common shareholders	$(10,165)	$(6,557)
Net income attributable to restricted shareholders	—	—

Net loss	$(10,165)	$(6,557)

Denominator:
Weighted average common shares outstanding — basic	14,491,966	14,425,119
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,491,966	14,425,119

Loss per share
Basic	$(0.70)	$(0.45)
Diluted	$(0.70)	$(0.45)

	Nine Months Ended
	June 30,
	2011	2010
Numerator:

Net loss attributable to common shareholders	$(23,055)	$(20,593)
Net income attributable to restricted shareholders	—	—

Net loss	$(23,055)	$(20,593)

Denominator:
Weighted average common shares outstanding — basic	14,472,441	14,403,925
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,472,441	14,403,925

Loss per share
Basic	$(1.59)	$(1.43)
Diluted	$(1.59)	$(1.43)
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
The Communications segment consists of low voltage installation, design, planning and maintenance for data centers and information technology infrastructure. The segment’s customers are primarily in the information technology and commercial industries.
The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units.
The Commercial & Industrial segment provides electrical design, installation, renovation, engineering and maintenance and replacement services in facilities such as office buildings, health care facilities, educational facilities, military installations, airports, information technology infrastructure, manufacturing and distribution centers, water treatment facilities, refineries, petrochemical and power plants, and alternative energy facilities.
We also have a corporate office and shared service centers that provide general and administrative as well as support services to our three operating segments. We allocate certain corporate selling, general and administrative costs across our segments to more accurately reflect the costs associated with operating each segment. The Company allocates the costs of these services to its segments based upon expected revenues at the beginning of the year.
The significant accounting policies of the segments are the same as those described in the summary of significant accounting policies, set forth in Note 2 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended September 30, 2010. Transactions between segments are eliminated in consolidation.
Segment information for the three and nine months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, 2011
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$23,498	$30,111	$69,580	$—	$123,189
Cost of services	20,773	25,121	67,757	—	113,651

Gross profit	2,725	4,990	1,823	—	9,538
Selling, general and administrative	2,563	4,503	7,819	2,527	17,412
Loss (gain) on sale of assets	1	127	(25)	33	136
Restructuring charge	—	—	1,667	—	1,667

Income (loss) from operations	$161	$360	$(7,638)	$(2,560)	$(9,677)

Other data:
Depreciation and amortization expense	$20	$67	$160	$504	$751
Capital expenditures	$378	$18	$5	$897	$1,298
Total assets	$23,730	$22,163	$80,017	$50,772	$176,682

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30, 2010
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$22,126	$31,489	$67,790	$—	$121,405
Cost of services	18,325	25,152	62,852	—	106,328

Gross profit	3,801	6,337	4,939	—	15,077
Selling, general and administrative	1,761	6,086	9,714	3,537	21,098
Loss (gain) on sale of assets	(7)	29	(61)	(74)	(113)
Restructuring charge	—	—	—	—	—

Income (loss) from operations	$2,047	$222	$(4,714)	$(3,463)	$(5,908)

Other data:
Depreciation and amortization expense	$33	$144	$287	$756	$1,220
Capital expenditures	$—	$5	$29	$—	$34
Total assets	$23,113	$31,368	$78,276	$68,469	$201,226

	Nine Months Ended June 30, 2011
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$66,787	$82,521	$205,855	$—	$355,163
Cost of services	58,403	69,370	201,324	—	329,097

Gross profit	8,384	13,151	4,531	—	26,066
Selling, general and administrative	7,177	13,789	19,223	8,577	48,766
Loss (gain) on sale of assets	1	58	(74)	(6,664)	(6,679)
Asset Impairment	—	—	—	3,551	3,551
Restructuring charge	—	—	1,667	—	1,667

Income (loss) from operations	$1,206	$(696)	$(16,285)	$(5,464)	$(21,239)

Other data:
Depreciation and amortization expense	$68	$250	$553	$1,890	$2,761
Capital expenditures	$378	$92	$395	$1,189	$2,054
Total assets	$23,730	$22,163	$80,017	$50,772	$176,682

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Nine Months Ended June 30, 2010
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$57,179	$88,549	$203,544	$—	$349,272
Cost of services	46,632	69,108	184,935	—	300,675

Gross profit	10,547	19,441	18,609	—	48,597
Selling, general and administrative	5,466	18,635	30,535	11,439	66,075
Loss (gain) on sale of assets	(8)	26	(109)	(74)	(165)
Restructuring charge	16	—	698	49	763

Income (loss) from operations	$5,073	$780	$(12,515)	$(11,414)	$(18,076)

Other data:
Depreciation and amortization expense	$94	$541	$1,079	$2,300	$4,014
Capital expenditures	$25	$83	$220	$208	$536
Total assets	$23,113	$31,368	$78,276	$68,469	$201,226
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
Treasury Stock
During the nine months ended June 30, 2011, we repurchased 18,846 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, 204,000 shares of restricted stock were issued from treasury stock to employees and 130,258 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock. Additionally, 9,616 phantom stock units granted to members of the Board of Directors vested, triggering an issuance of 9,616 unrestricted shares from the balance held in treasury shares.
During the nine months ended June 30, 2010, we repurchased 27,622 shares of common stock from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Plan, 12,886 were issued from treasury stock to employees and 38,000 unvested shares of restricted stock were forfeited by former employees and returned to treasury stock.
Restricted Stock
We granted 204,000 shares of restricted stock to employees during the nine months ended June 30, 2011, of which 8,900 have vested and 53,100 have been forfeited as of June 30, 2011. These restricted shares, which were granted at a prices ranging from $3.49 to $3.51 per share, will vest on an annual pro-rata basis each December, from 2011 through 2013.
During the nine months ended June 30, 2011 and 2010, we recognized $566 and $977, respectively, in compensation expense related to all restricted stock awards. As of June 30, 2011, the unamortized compensation cost related to outstanding unvested restricted stock was $622. We expect to recognize $99 in compensation expense related to these awards during the remaining three months of our 2011 fiscal year, and $523 thereafter.

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
During the nine months ended June 30, 2011 and 2010, we granted no stock options, and 58,500 options were forfeited. During the nine months ended June 30, 2011 and 2010, we recognized $17 and $94, respectively, in compensation expense related to previously granted stock options.
The following table summarizes activity regarding our stock option and incentive compensation plans:

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2010	158,500	$17
Options granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(58,500)	—

Outstanding, June 30, 2011	100,000	$17

Exercisable, June 30, 2011	100,000	$17

The following table summarizes all options outstanding and exercisable at June 30, 2011:

		Remaining
	Outstanding as of	Contractual Life	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	June 30, 2011	in Years	Exercise Price	June 30, 2011	Exercise Price
17.36	100,000	—	$17	100,000	$17

Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised options expire at September 29, 2011.
8. SECURITIES AND EQUITY INVESTMENTS
Investment in EnerTech Capital Partners II L.P.
Our investment in EnerTech was approximately 2% of the overall ownership in EnerTech at June 30, 2011 and September 30, 2010. As such, we accounted for this investment using the cost method of accounting.
EnerTech’s investment portfolio periodically results in unrealized losses reflecting a possible, other-than temporary impairment of our investment. If facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at June 30, 2011 and September 30, 2010 was $1,976 and $2,005, respectively, and is currently recorded as a component of Other Non-Current Assets in our Consolidated Balance Sheets. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of June 30, 2011 and September 30, 2010:

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30,	September 30,
	2011	2010
Carrying value	$1,976	$2,005
Unrealized gains (losses)	(370)	(179)

Fair value	$1,606	$1,826

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
The amount of unrealized holding losses included in other comprehensive income at June 30, 2011 and September 30, 2010 is $0 and $88, respectively. Both the carrying and market value of the investment at June 30, 2011 and September 30, 2010 were $0 and $60, respectively.
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
On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. As such, there have been no contributions by us to the Executive Savings Plan for the three and nine months ended June 30, 2011 and 2010.
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, are summarized in the following table by the type of inputs applicable to the fair value measurements:

			Significant	Significant
			Other Observable	Unobservable
	Total	Quoted Prices	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money market accounts	$4,033	$4,033	$—	$—
Executive Savings Plan assets	632	632	—	—
Executive Savings Plan liabilities	(594)	(594)	—	—

Total	$4,071	$4,071	$—	$—

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
11. COMMITMENTS AND CONTINGENCIES
From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain insurance coverage to minimize the financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred.
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

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
In February 2011, we entered into a $2,850 settlement in connection with the breach of contract and mechanics’ lien foreclosure actions. The $2,850 recovery was recorded in the accompanying consolidated statements of operations as a component of selling, general, and administrative expenses.
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
Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that could mitigate potential exposure. As of June 30, 2011 and September 30, 2010, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.
Insurance
We are subject to large deductibles ranging from $100 to $350 on our property and casualty and worker’s compensation insurance policies. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2011, we had $5,955 accrued for self-insurance liabilities, including $1,278 for general liability coverage losses. We are also subject to construction defect liabilities, primarily within our Residential segment. We believe the likely range of our potential liability for construction defects is from $250 to $750. As of June 30, 2011, we had reserved $371 for these claims.
Some of our insurance carriers require us to post letters of credit as a means of guaranteeing performance under our policies. If an insurance carrier has reasonable cause to effect payment under a letter of credit, we would be required to reimburse the lenders under our Revolving Credit Facility for such letter of credit. At June 30, 2011, $7,481 of our outstanding letters of credit was used to collateralize our high deductible insurance programs.
Sureties
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
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a surety. Those bonds provide a guarantee to the customer that we will perform under the terms of our contract and that we will pay our

INTEGRATED ELECTRICAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
(UNAUDITED)
subcontractors and vendors. If we fail to perform under the terms of our contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the sureties for any expenses or outlays they incur on our behalf. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. As of June 30, 2011, the estimated cost to complete our bonded projects was approximately $113,644. We believe we have adequate remaining available bonding capacity to meet our current needs; however, the duration, size, and aggregate number of outstanding bonds are subject to the sole discretion of our surety providers at any point in time. There can be no assurance that the current bonding facility will be available to us in the future.
As of June 30, 2011, we utilized cash and accumulated interest thereon (as included in Other Non-Current Assets in our Consolidated Balance Sheet) of $3,985 to collateralize our obligations to our former sureties. On March 14, 2011, a former surety released $2,600 of cash back to the Company. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010, we entered into agreements with two primary sureties. We do not have any cash or letters of credit held as collateral by these sureties.
Other Commitments and Contingencies
Between October 2004 and September 2005, we sold all or substantially all of the assets of certain of our wholly-owned subsidiaries. These sales were made to facilitate the business needs and purposes of the organization as a whole. Since we were a consolidator of electrical contracting businesses, often the best candidate to purchase these assets was a previous owner of the assets who usually was still associated with the subsidiary, often as an officer of that subsidiary, or otherwise. To facilitate the desired timing, the sales were made with more than ordinary reliance on the representations of the purchaser who was, in those cases, often the person most familiar with the business sold. As these sales were assets sales, rather than stock sales, we may be required to fulfill obligations that were assigned or sold to others, if the purchaser is unwilling or unable to perform the transferred liabilities. If this were to occur, we would seek reimbursement from the purchasers. These potential liabilities will continue to diminish over time. As of June 30, 2011, all projects transferred have been completed. To date, we have not been required to perform on any projects sold under this divestiture program.
From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2011, we had no such open purchase commitments.

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
The purchase price of $6.7 million was adjusted to reflect variances between Historical Working Capital and Closing Working Capital (each as defined in the Agreement). Buyer and Seller are currently in the process of negotiating other elements of Historical Working Capital. Finally, the Agreement contains representations and warranties by Seller and Buyer as well as covenants by Seller, termination provisions and indemnifications by Seller and Buyer. As of June 30, 2011, the gain on this transaction was immaterial.
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
RESTRUCTURING PROGRAMS
2011 Restructuring Plan
During the second quarter of our 2011 fiscal year, the Company determined that certain underperforming facilities within our Commercial & Industrial operations will be either sold or closed during the next six to twelve months (the “2011 Restructuring Plan”). This is one part of management’s overall plan to return the Company to profitability. The facilities directly affected by this decision are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return these operations to a profitable position. We expect that closure costs could range from $4.5 to $5.5 million. Closure costs associated with the 2011 Restructuring Plan would include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As the Company concludes the wind-down and closure process for each of these facilities, their respective results of operations will be reclassified and presented within future statements of operations as “Discontinued Operations.” US GAAP does not permit an earlier reclassification. Restructuring expenses for the three and nine months ended June 30, 2011 in respect of the 2011 Restructuring Plan were comprised of severance costs and external consulting and management services and totaled $1.7 million. At June 30, 2011 the estimated costs to complete the ninety-five projects remaining totaled $22.5 million; of which $8.5 million have been subcontracted to other electrical contractors, and $7.5 million have been assigned to other electrical contractors, leaving approximately $6.5 million of contracts for which we will continue to execute. With respect to the assigned contracts we have obtained acknowledgement of our release responsibility on all but one contract, which we expect to receive by September 30, 2011. We expect the majority of the retained backlog of $6.5 million to be completed by September 30, 2011.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 2010
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
		(Dollars in millions, Percentage of revenues)
Revenues	$123.2	100.0%	$121.4	100.0%
Cost of services	113.7	92.3%	106.3	87.6%

Gross profit	9.5	7.7%	15.1	12.4%
Selling, general and administrative expenses	17.4	14.1%	21.1	17.4%
Loss (gain) on sale of assets	0.1	0.1%	(0.1)	(0.1)%
Restructuring charges	1.7	1.4%	—	—%

Loss from operations	(9.7)	(7.9)%	(5.9)	(4.9)%
Interest and other expense, net	0.6	0.5%	0.8	0.6%

Loss before income taxes	(10.3)	(8.4)%	(6.7)	(5.5)%
Benefit for income taxes	(0.1)	(0.1)%	(0.1)	(0.1)%

Net loss	$(10.2)	(8.3)%	$(6.6)	(5.4)%

Revenues

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$23.5	19.1%	$22.1	18.2%
Residential	30.1	24.4%	31.5	25.9%
Commercial & Industrial	69.6	56.5%	67.8	55.8%

Total Consolidated	$123.2	100.0%	$121.4	100.0%

Consolidated revenues for the three months ended June 30, 2011 were $1.8 million greater than the three months ended June 30, 2010, an increase of 1.5%. While our Communications and Commercial & Industrial segments revenues increased during the three months ended June 30, 2011, compared to the three months ended June 30 2010, revenues for our Residential segment declined during the same period, primarily due to a nationwide decline in single-family construction activity as a result of the challenging economic environment.
Revenues in our Communications segment increased $1.4 million, or 6.3%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. This increase is due to an increase in data center projects and increased business from our national accounts.

Residential segment revenues decreased $1.4 million during the three months ended June 30, 2011; a decrease of 4.4%, compared to the three months ended June 30, 2010. This decrease is primarily attributable to declines in single-family housing construction resulting from the continued effect of high unemployment rates and uncertain economic conditions. The decline in single-family construction was partially offset by an increase in multi-family construction as compared to the prior year period. The increase in multi-family construction was driven by the current economic conditions which have adversely affected the sale of single family houses.
Revenues in our Commercial & Industrial segment increased $1.8 million, or 2.7%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.
With respect to the wind-down operations described in the Company’s 2011 Restructuring Plan -
Revenues associated with the wind-down facilities described in the 2011 Restructuring Plan totaled $11.2 million, a decrease of 17.0% or $2.3 million during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.
Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$2.7	11.6%	$3.8	17.2%
Residential	5.0	16.6%	6.4	20.4%
Commercial & Industrial	1.8	2.6%	4.9	7.3%

Total Consolidated	$9.5	7.7%	$15.1	12.4%

Our consolidated gross profit for the three months ended June 30, 2011 declined by $5.6 million, or 37.0% compared to consolidated gross profit for the three months ended June 30, 2010. Our overall gross profit as a percentage of revenue decreased to 7.7% during the three months ended June 30, 2011, compared to 12.4% during the three months ended June 30, 2010, primarily due to lower margin construction projects, difficulties in execution on certain projects, and increased costs of copper, steel and fuel. The negative gross margins associated with the wind-down facilities described in the Company’s 2011 Restructuring Plan accounted for $4.1 million of this decline. Additionally, we are experiencing increased healthcare benefits and unemployment costs.
Our Communications segment’s gross profit decreased $1.1 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease in gross profit is attributed to lower margins on competitively bid projects and increase in material composition of projects.
During the quarter ended June 30, 2011, our Residential segment experienced a $1.4 million reduction in gross profit compared to the three months ended June 30, 2010. Gross margin percentage in the Residential segment declined to 21.9% during the three months ended June 30, 2011. We attribute much of the decline in Residential gross margin to increased competition resulting from the decline in margins for both single-family and multi-family projects in the past year. Additionally, increases in the cost of materials have negatively impacted gross margins.
Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2011 decreased $3.1 million compared to the three months ended June 30, 2010. The continued weak economy and competitive environment continues to adversely affect margins on competitively bid projects. Approximately $4.1 million of this decline is attributable the wind-down operations described in the Company’s 2011 Restructuring Plan.
With respect to the wind-down operations described in the Company’s 2011 Restructuring Plan -
The negative gross margins associated with the wind-down operations described in the Company’s 2011 Restructuring Plan resulted in approximately $4.3 million of negative gross margin during the three months ended June 30, 2011; and $0.2 million of negative gross margin during the during the three months ended June 30, 2010. The negative gross margins recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities.
Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$2.6	10.9%	$1.8	8.0%
Residential	4.5	15.0%	6.1	19.3%
Commercial & Industrial	7.8	11.2%	9.7	14.3%
Corporate	2.5	—	3.5	—

Total Consolidated	$17.4	14.1%	$21.1	17.4%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the three months ended June 30, 2011, our selling, general and administrative expenses were $17.4 million, a decrease of $3.7 million, or 17.5%, over the three months ended June 30, 2010. During the three months ended June 30, 2011, we incurred severance expenses of $1.3 million associated with the departure of our former CEO. This expense was offset by decreases in Corporate expenses of $2.3 million relating to the Company’s cost reduction efforts.
Our Communications segment’s selling, general and administrative expenses increased $0.8 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased to 10.9% during the three months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with the our growth initiative relating to the expansion of facilities in Southern California and to a lesser extent, incentive awards for achieving specific performance goals.
During the quarter ended June 30, 2011, our Residential segment experienced a $1.6 million reduction in selling, general and administrative expenses compared to the three months ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 15.0% during the three months ended June 30, 2011. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense as the decline in business volume for single-family when compared to the same period in the past year.
Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2011 decreased $1.9 million compared to the three months ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Commercial and Industrial segment declined to 12.3% during the three months ended June 30, 2011. The decline in selling, general and administrative expenses is primarily due to a decrease of $1.0 million in bad debt expense and the Company’s cost reduction efforts.
With respect to the wind-down operations described in the Company’s 2011 Restructuring Plan -
The selling, general and administrative expenses associated with the wind-down facilities described in the Company’s 2011 Restructuring Plan totaled approximately $1.9 million during the three months ended June 30, 2011, essentially unchanged from the three months ended June 30, 2010.
Restructuring Charges
We did not incur any charges attributable to the 2009 Restructuring Plan during the three months ended June 30, 2010. We recognized the following costs associated with the 2011 Restructuring Plan during the three months ended June 30, 2011:

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Severance compensation	$0.7	$—
Consulting and other charges	1.0	—

Total restructuring charges	$1.7	$—

Interest and Other Expense, Net

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Interest expense	$0.6	$0.8

Total interest expense	0.6	0.8
Interest income	—	(0.1)
Other income (expense)	—	0.1

Total interest and other expense, net	$0.6	$0.8

During the three months ended June 30, 2011, we incurred total interest expense of $0.6 million on an average debt balance of $10.0 million for the Tontine Term Loan and a weighted average letter of credit balance of $13.5 million and a weighted average unused line of credit balance of $46.5 million under the Revolving Credit Facility. This compared to total interest expense of $0.8 million for the three months ended June 30, 2010, on a weighted average debt balance of $18.3 million on the Tontine Term Loan and a weighted average letter of credit balance of $20.5 million and a weighted average unused revolving credit facility balance of $39.5 million.
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
The income tax benefit of $0.1 million for each of the three months ended June 30, 2011 and 2010 was essentially unchanged. The income tax benefit decreased by a reduction in state tax benefit offset by a decrease in the benefit in the provision for uncertain tax positions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE NINE MONTHS ENDED
JUNE 30, 2010
The following tables present selected historical results of operations of IES and its subsidiaries, with dollar amounts in millions and percentages expressed as a percent of revenues:

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
		(Dollars in millions, Percentage of revenues)
Revenues	$355.2	100.0%	$349.3	100.0%
Cost of services	329.1	92.7%	300.7	86.1%

Gross profit	26.1	7.3%	48.6	13.9%
Selling, general and administrative expenses	48.8	13.7%	66.1	18.9%
Loss (gain) on sale of assets	(6.7)	(1.9)%	(0.2)	(0.1)%
Asset impairment	3.6	1.0%	—	—%
Restructuring charges	1.7	0.5%	0.8	0.2%

Income (loss) from operations	(21.3)	(6.0)%	(18.1)	(5.2)%
Interest and other expense, net	1.7	0.5%	2.5	0.7%

Loss before income taxes	(23.0)	(6.5)%	(20.6)	(5.9)%
Provision for income taxes	0.1	0.0%	—	—%

Net loss	$(23.1)	(6.5)%	$(20.6)	(5.9)%

Revenues

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$66.8	18.8%	$57.2	16.4%
Residential	82.5	23.2%	88.5	25.3%
Commercial & Industrial	205.9	58.0%	203.6	58.3%

Total Consolidated	$355.2	100.0%	$349.3	100.0%

Consolidated revenues for the nine months ended June 30, 2011 were $5.9 million greater than the nine months ended June 30, 2010, an increase of 1.7%. While our Communications and Commercial & Industrial segments revenues increased during the nine months ended June 30, 2011, compared to the nine months ended June 30 2010, revenues for our Residential segment declined during the same period, primarily due to a nationwide decline in construction activity as a result of the challenging economic environment.
Revenues in our Communications segment increased $9.6 million, or 16.8%, during the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. This increase is due to an increase in data center projects and increased business from our national accounts.
Residential segment revenues decreased $6.0 million during the nine months ended June 30, 2011; a decrease of 6.8%, compared to the nine months ended June 30, 2010. This decrease is primarily attributable to the declines in multi-family housing construction due to a nationwide decline in apartment occupancy rates and increased difficulty in obtaining project financing. This resulted in the deferral of certain projects and the cancellation of other projects. Revenues also declined in single-family construction as a result of the continued effect of high unemployment rates and uncertain economic conditions on new home sales.
Revenues in our Commercial & Industrial segment increased $2.3 million, or 1.1%, during the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.

With respect to the wind-down operations described in the Company’s 2011 Restructuring Plan -
Revenues associated with the wind-down facilities described in the 2011 Restructuring Plan, totaled $36.6 million, a decrease of 27.7% or $14.0 million during the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010, principally as a result of the decision to close or sell these facilities.
Gross Profit

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$8.4	12.6%	$10.6	18.6%
Residential	13.2	15.9%	19.4	22.0%
Commercial & Industrial	4.5	2.2%	18.6	9.1%

Total Consolidated	$26.1	7.3%	$48.6	13.9%

Our consolidated gross profit for the nine months ended June 30, 2011 declined by $22.5 million, or 46.3% compared to consolidated gross profit for the nine months ended June 30, 2010. Our overall gross profit as a percentage of revenue decreased to 7.3% during the nine months ended June 30, 2011, compared to 13.9% during the nine months ended June 30, 2010, primarily due to lower margin construction projects, difficulties in execution on certain projects, and increased costs of copper, steel and fuel. The negative gross margins associated with the wind-down facilities described in the Company’s 2011 Restructuring Plan accounted for $7.5 million of this decline. Additionally, we are experiencing increased healthcare benefits and unemployment costs.
Our Communications segment’s gross profit decreased $2.2 million during the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The decrease in gross profit is attributed to lower margins on competitively bid projects, and to a lesser extent an increase in the lower margin material components of projects.
During the nine months ended June 30, 2011, our Residential segment experienced a $6.2 million reduction in gross profit compared to the nine months ended June 30, 2010. Gross margin percentage in the Residential segment declined to 15.9% during the nine months ended June 30, 2011. We attribute much of the decline in Residential gross margin to a decrease in higher margin, multi-family construction projects and increases in costs of materials. Additionally, the decline in both single-family and multi-family projects resulted in increased competition which has had a negative impact on gross margins in both types of work.
Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2011 decreased $14.1 million compared to the nine months ended June 30, 2010. During the nine months ended June 30, 2011, the Commercial & Industrial segment experienced significant execution difficulties on six projects which resulted in a negative impact to gross margin of $4.3 million. Approximately $7.5 million of this decline is attributable the wind-down facilities described in the Company’s 2011 Restructuring Plan. The continued weak economy and competitive environment continued to adversely affect margins.
With respect to the wind-down operations described in the Company’s 2011 Restructuring Plan -
The negative gross margins associated with the wind-down facilities described in the Company’s 2011 Restructuring Plan resulted in approximately $5.6 million of negative gross margin during the nine months ended June 30, 2011; and $1.9 million of gross margin during the nine months ended June 30, 2010. The negative gross margins recorded for the wind-down facilities are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities.

Selling, General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	$	%	$	%
	(Dollars in millions, Percentage of revenues)
Communications	$7.2	10.8%	$5.5	9.6%
Residential	13.8	16.7%	18.6	21.0%
Commercial & Industrial	19.2	9.3%	30.5	15.0%
Corporate	8.6	—	11.4	—

Total Consolidated	$48.8	13.7%	$66.1	18.9%

Selling, general and administrative expenses are those costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and business unit management, occupancy and utilities, training, professional services, consulting fees, travel, and certain types of depreciation and amortization.
During the nine months ended June 30, 2011, our selling, general and administrative expenses were $48.8 million, a decrease of $17.3 million, or 26.2%, over the nine months ended June 30, 2010. In the nine months ended June 30, 2010, we recorded $3.7 million in bad debt expense related to a long term receivable associated with the Centerpoint project in Arizona and during the nine months ended June 30, 2011, we recovered $2.9 million related to this long-term receivable. This accounted for $6.6 million of the variance between periods. During the nine months ended June 30, 2011, we incurred severance expenses of $1.3 million associated with the departure of our former CEO. The reduction in 2011 expenses was primarily due to the Company’s ongoing cost reduction efforts. These efforts included decreases of $4.6 million in employment, occupancy and professional expenses. Marketing and advertising expenses declined by $0.8 million during the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, and bad debt was reduced $3.2 million, exclusive of the Centerpoint variance, due to charges for aged receivables in the prior year that did not recur.
Our Communications segment’s selling, general and administrative expenses increased $1.7 million during the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased to 10.8% during the nine months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with our growth initiative relating to the expansion of facilities in Southern California and to a lesser extent, incentive awards for achieving specific performance goals.
During the nine months ended June 30, 2011, our Residential segment experienced a $4.8 million reduction in selling, general and administrative expenses compared to the nine months ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 16.7% during the nine months ended June 30, 2011. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense as the decline in business volume for both single-family and multi-family projects when compared to the same period in the past year.
Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2011 decreased $11.3 million compared to the nine months ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Commercial and Industrial segment declined to 9.3% during the nine months ended June 30, 2011. The Arizona project receivable, as described above, accounted for $6.6 million of the variance. Additionally, the decline in selling, general and administrative expenses is primarily due to the Company’s cost reduction efforts.
With respect to the wind-down operations described in the Company’s 2011 Restructuring Plan -
The selling, general and administrative expenses associated with the wind-down operations described in the Company’s 2011 Restructuring Plan accounted for approximately $1.1 million of selling, general and administrative expenses during the nine months ended June 30, 2011; and $8.5 million of selling, general and administrative expenses during the during the nine months ended June 30, 2010. Approximately $3.7 million of the 2010 period expenses related to the write off of the long-term receivable associated with the Centerpoint project in Arizona. After giving effect to the $3.7 million write off in the 2010 period and the recovery of $2.9 million for the Centerpoint project in the first quarter of the 2011 period, selling general and administrative expenses declined principally as a result of the Company’s aggressive cost reduction efforts at the wind-down facilities.

Restructuring Charges
The 2009 Restructuring Plan was completed in March 2010. We incurred charges attributable to the 2009 Restructuring Plan during the nine months ended June 30, 2010 of $0.8 million. We recognized $1.7 million of costs associated with the 2011 Restructuring Plan during the nine months ended June 30, 2011.

	Nine Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Severance compensation	$0.7	$0.8
Consulting and other charges	1.0	—

Total restructuring charges	$1.7	$0.8

Interest and Other Expense, Net

	Nine Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Interest expense	$1.7	$2.9

Total interest expense	1.7	2.9
Interest income	—	(0.2)
Other income (expense)	—	(0.2)

Total interest and other expense, net	$1.7	$2.5

During the nine months ended June 30, 2011, we incurred total interest expense of $1.7 million on a weighted average debt balance of $10.0 million for the Tontine Term Loan and a weighted average letter of credit balance of $14.3 million and a weighted average unused line of credit balance of $45.8 million under the Revolving Credit Facility. This compared to total interest expense of $2.9 million for the nine months ended June 30, 2010, on a weighted average debt balance of $23.5 million on the Tontine Term Loan and an average letter of credit balance of $22.8 million and a weighted average unused line of credit balance of $37.4 million.
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
The provision for income taxes increased to $0.1 million for the nine months ended June 30, 2011 from $0.0 million for the nine months ended June 30, 2010. The increase is attributable to a decrease in the benefit in the provision for uncertain tax positions.

Working Capital

	June 30,	September 30,
	2011	2010
	(Dollars in millions)
CURRENT ASSETS:
Cash and cash equivalents	$23.0	$32.9
Accounts receivable
Accounts Receivable, net of Allowance	85.8	88.3
Retainage	19.9	17.1
Inventories	6.2	12.7
Costs and estimated earnings in excess of billings on uncompleted contracts	12.0	12.6
Prepaid expenses and other current assets	4.6	5.4

Total current assets	$151.5	$169.0

CURRENT LIABILITIES:
Current maturities of long-term debt	$0.3	$0.8
Accounts payable and accrued expenses	67.1	67.8
Billings in excess of costs and estimated earnings on uncompleted contracts	12.6	17.1
Liabilities from discontinued operations	—	—

Total current liabilities	$80.0	$85.7

Working capital	$71.5	$83.3

During the nine months ended June 30, 2011, working capital decreased by $11.8 million from September 30, 2010, reflecting a $17.5 million decrease in current assets and a $5.7 million decrease in current liabilities during the period.
During the nine months ended June 30, 2011, current assets decreased by $17.5 million, or 10.4%, to $151.5 million, as compared to $169.0 million as of September 30, 2010. Day’s sales outstanding (“DSOs”) decreased to 77 days as of June 30, 2011 from 83 days as of September 30, 2010. This improvement was driven predominantly by increased collection efforts. Our secured position, resulting from our ability to secure liens against our customers’ over due receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables.
Sureties
As is common in the construction industry, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. We believe that our relationships with our sureties will allow us to provide surety bonds as they are required. However, current market conditions, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our sureties to decline to issue bonds for our work. If our sureties decline to issue bonds for our work, our alternatives would include posting other forms of collateral for project performance, such as letters of credit or cash, seeking bonding capacity from other sureties, or engaging in more projects that do not require surety bonds. In addition, if we are awarded a project for which a surety bond is required but we are unable to obtain a surety bond, the result can be a claim for damages by the customer for the costs of replacing us with another contractor.
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a surety. Those bonds provide a guarantee to the customer that we will perform under the terms of our contract and that we will pay our subcontractors and vendors. If we fail to perform under the terms of our contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the sureties for any expenses or outlays they incur on our behalf. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. As of June 30, 2011, the estimated cost to complete our bonded projects was approximately $113.6 million, of which $12.9 million relates to the wind-down operations described in the Company’s 2011 Restructuring Plan. We believe we have adequate remaining available bonding capacity to meet our current needs; however, the duration, size, and aggregate number of outstanding bonds are subject to the sole discretion of our surety providers at any point in time. There can be no assurance that the current bonding facility will be available to us in the future.
As of June 30, 2011, we utilized cash and accumulated interest thereon (as included in Other Non-Current Assets in our Consolidated Balance Sheet) of $4.0 million to collateralize our obligations to two of our former sureties. On March 14, 2011, one of these released $2.6 million of cash back to the Company. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010, we entered into agreements with two sureties. We do not have any cash or letters of credit held as collateral by these sureties.
The Revolving Credit Facility
On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility remains at $60.0 million, and the maturity date has been extended to May 12, 2012. In connection with the amendment, we incurred an amendment fee of $0.2 million and legal fees of $0.1 million, which are being amortized over 24 months. Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventory. We intend to enter into discussions with our existing bank group to extend the maturity date of this facility although there can be no assurance that we will be successful.
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
At June 30, 2011, we had $17.7 million available to us under the Revolving Credit Facility, based on a borrowing base of $25.8 million, $8.1 million in outstanding letters of credit, and no outstanding borrowings.
As of June 30, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of June 30, 2011, our Total Liquidity was in excess of $25.0 million for the previous 60 days. Had our Total Liquidity been less than $25.0 million for the previous 60 days at June 30, 2011, we would not have met the 1.0:1.0 fixed charge coverage ratio test.
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
Liquidity and Capital Resources
As of June 30, 2011, we had cash and cash equivalents of $23.0 million, working capital of $71.5 million, $8.1 million of letters of credit outstanding and $17.7 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows from operations and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the successful renegotiation of our credit facility, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, our ability to borrow on our amended Revolving Credit Facility, if needed, and our ability to successfully conclude our wind down of operations described in the 2011 Restructuring Plan. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum $25.0 million under our Resolving Credit Facility.

Had we been required to test our covenants, we would have failed at June 30, 2011. At June 30, 2011, our Total Liquidity was $40.7 million.
We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
Operating Activities
Our cash flow from operations is primarily influenced by cyclicality, demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally higher during our fiscal third and fourth quarters due to the seasonality that we experience in many regions of the country. Operating activities used net cash of $23.7 million during the nine months ended June 30, 2011, as compared to $16.4 million of net cash used in the nine months ended June 30, 2010. The change in operating cash flows in the nine months ended June 30, 2011 was due to higher cash requirements for payroll and materials used to support increasing revenues, compared to a declining revenue environment in the 2010 period during which cash collections on receivables exceeded the cash required to fund for ongoing projects.
Investing Activities
In the nine months ended June 30, 2011, we had net cash provided from investing activities of $14.5 million as compared to $0.1 million of net cash used in investing activities in the nine months ended June 30, 2010. Investing activities in the nine months ended June 30, 2011 included $2.1 million for additions to property and equipment which was more than offset by $16.5 million of proceeds from the sale of two facilities. Investing activities in the nine months ended June 30, 2010 included $0.5 million used for capital expenditures, partially offset by $0.2 million of proceeds from the sale of equipment.
Financing Activities
Financing activities used net cash of $0.7 million in the nine months ended June 30, 2011 compared to $17.2 million used in the nine months ended June 30, 2010. Financing activities in the nine months ended June 30, 2011 included $0.6 million used for payments of debt and $0.1 million used for the acquisition of treasury stock. Financing activities in the nine months ended June 30, 2010 included $17.5 million relating to the repayment of $15.0 million of the Tontine Loan together with $2.5 million of other long-term debt, $0.2 million used for the purchase of treasury stock and $0.2 million used for debt issuance costs for the extension of the Company’s Revolving Credit Facility.
Bonding Capacity
At June 30, 2011, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of June 30, 2011, the expected cumulative cost to complete for projects covered by our surety providers was $113.6 million, of which $12.9 million relates to the wind-down operations described in the Company’s 2011 Restructuring Plan. We believe we have adequate remaining available bonding capacity to meet our current needs; however, the duration, size, and aggregate number of outstanding bonds are subject to the sole discretion of our surety providers at any point in time. There can be no assurance that the current bonding facility will be available to us in the future. For additional information, please refer to Part 1. Item 1. Condensed Consolidated Financial Statements — Note 11, “Commitments and Contingencies — “Surety” of this report.
Controlling Shareholder
On June 30, 2011, James M. Lindstrom, an affiliate of Tontine and Chairman of the Company’s Board of Directors since February 2011, began serving as Interim Chief Executive Officer and President of the Company. While serving as Interim Chief Executive Officer and President, Mr. Lindstrom has the ability to affect the composition of the Company’s management and influence the business operations of the Company or extraordinary transactions outside the normal course of the Company’s business.
Based on Tontine’s most recent amended Schedule 13D, Tontine’s owns 58.1% of the Company’s outstanding common stock. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit

Facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.
On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly $10.0 million remains outstanding under the Tontine Term Loan as of June 30, 2011.
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
At June 30, 2011, we had $8.1 million of letters of credit outstanding. Certain underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2011, $7.5 million of our outstanding letters of credit were to collateralize our insurance programs. The remaining balance of $0.6 million of outstanding letters of credit is used in situations where certain customers will not accept a payment and performance bond.
From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of June 30, 2011, we did not have any open purchase commitments.
Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf. As of June 30, 2011, we utilized cash and accumulated interest thereon of $4.0 million to collateralize older bonding programs.
As of June 30, 2011, our future contractual obligations due by September 30 of each of the following fiscal years include (1) (in millions):

	2011	2012	2013	2014	2015	2016	Thereaf	Total
Long-term debt obligations	$0.1	$—	$10.0	$—	$—	$—	$—	$10.1
Operating lease obligations	$1.7	$5.2	$2.7	$1.4	$0.6	$0.3	$0.9	$12.8
Capital lease obligations	$0.1	$0.2	$0.2	$—	$—	$—	$—	$0.5

Total	$1.9	$5.4	$12.9	$1.4	$0.6	$0.3	$0.9	$23.4

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.
Outlook
We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will not exceed $2.5 million for the fiscal year ending on September 30, 2011. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, adequate bonding capacity, existing or pending legislative or regulatory actions related to renewable energy and the purchase of homes, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility. We believe we have adequate remaining available bonding capacity to meet our current needs; however, the duration, size, and aggregate number of outstanding bonds are subject to the sole discretion of our surety providers at any point in time. There can be no assurance that the current bonding facility will be available to us in the future.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on May 12, 2006)

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Interim Chief Executive Officer

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer

* 32.1	Section 1350 Certification of James M. Lindstrom, Interim Chief Executive Officer

* 32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Schema Document

** 101.CAL	XBRL Calculation Linkbase Document

** 101.LAB	XBRL Label Linkbase Document

** 101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.
Date: August 15, 2011	By:	/s/ Terry L. Freeman
Terry L. Freeman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on May 12, 2006)

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Interim President and Chief Executive Officer

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer

* 32.1	Section 1350 Certification of James M. Lindstrom, Interim President and Chief Executive Officer

* 32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Schema Document

** 101.CAL	XBRL Calculation Linkbase Document

** 101.LAB	XBRL Label Linkbase Document

** 101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith