Form 10-K
period 2011-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2011-12-20
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.

Yes  ☒    No  ☐

The aggregate market value of the voting stock of the Registrant on March 31, 2011 held by non-affiliates was approximately $20.6 million. On December 16, 2011, there were 14,938,071 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 28, 2012 is incorporated by reference into Part III of this Form 10-K.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in the construction industry, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new contracts;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage construction projects;

•	possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new types of work or new processes into our divisions;

•	the cost and availability of qualified labor;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•

credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations;

•

the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements and financing and surety arrangements; and

•	Additional closures or sales of facilities in our Commercial & Industrial segment could result in significant future charges and a significant disruption of our operations.

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

Item 1. Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading national provider of electrical infrastructure services to the communications, residential, commercial and industrial industries. Originally established as IES in 1997, we provide services from 53 locations serving the continental 48 states as of September 30, 2011. Our operations are organized into three business segments, based upon the nature of its products and services (more complete descriptions follow):

•	Communications – Nationwide provider of products and services for mission critical infrastructure, such as data centers, of large corporations.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•

Commercial & Industrial – Provider of electrical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

The table below describes the percentage of our total revenues attributable to each of our three segments over each of the last three years:

	Years Ended September 30,
	2011		2010		2009
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$93,579	19.4%	$79,344	17.2%	$78,724	11.8%
Residential	114,732	23.8%	116,012	25.2%	157,521	23.7%
Commercial & Industrial	273,296	56.8%	265,277	57.6%	429,752	64.5%

Total Consolidated	$481,607	100.0%	$460,633	100.0%	$665,997	100.0%

For additional financial information by segment, see Note 11, “Operating Segments” to the Consolidated Financial Statements, which is incorporated herein by reference.

Net Operating Loss Carry Forward

The Company and certain of its subsidiaries have federal net operating loss carry forwards of approximately $435 million at September 30, 2011, including approximately $136 million resulting from the additional amortization of personal goodwill. For more information see Item 8, “Financial Statements and Supplementary” Data of this Form 10-K.

Operating Segments

Communications

Business Description

Originally established in 1984, our Communications division is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, hi-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 7 offices and our Communications headquarters located in Tempe, Arizona allowing dedicated onsite maintenance teams at our customer’s sites. In 2010, our Communications segment was separated from our Commercial & Industrial segment to form a new operating segment. The decision to report Communications as a separate segment was made as the Company changed its internal reporting structure and the segment gained greater significance as a percentage of consolidated revenues, gross profit and operating income. Moreover, the Communications segment is a separate and specific part of future strategic growth plans of the Company.

Sales and Marketing

We primarily specialize in installations of communication systems, and site and national account support for the mission critical infrastructure of Fortune 500 corporations. Our sales strategy relies on a concentrated business development effort, with centralized corporate marketing programs and direct end-customer communications and relationships. Due to the mission critical nature of the facilities we service, our end customers significantly rely upon our past performance record, technical expertise and specialized knowledge. Our long term strategy is to improve our position as a preferred mission critical solutions and services provider to large national corporations and strategic local companies. Key elements of our long term strategy include continued investment in our employees’ technical expertise, expansion of our onsite maintenance and recurring revenue model and improving our financial performance with a focus on risk adjusted returns on capital.

Competition

The mission critical infrastructure services industry is highly competitive. We compete on quality service and/or price, and seek to emphasize our long history of delivering a high quality solution. Our competitors include a variety of nationwide, regional and local firms.

Residential

Business Description

Our Residential business provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment is expanding its offerings by providing services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The division has 26 locations in Texas, and Sun-Belt, western and the Mid-Atlantic regions of the United States.

Sales and Marketing

Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic and western regions of the United States, 66.5 % of our revenues are derived from services provided in the state of Texas. Our sales efforts include a variety of strategies, including a concentrated focus on national homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable, solar and electric car charging station revenues are typically generated through industry-specific third parties to which we act as a preferred provider of installation services.

Our long term strategy is to continue to be the leading national provider of electrical services to the residential market. Although the key elements of our long term strategy include a continued focus on a maintaining a low and variable cost structure and cash generation, we have modified our strategy during the housing downturn by expanding into markets less exposed to national building cycles, such as solar panel and electric car charging installations.

Competition

Our competition primarily consists of small, privately owned contractors who have limited access to capital. We believe that we have a competitive advantage over these smaller competitors due to our long-standing customer relationships, financial capabilities, local market knowledge and competitive pricing.

Commercial & Industrial

Business Description

Our electrical contracting division is one of the largest providers of electrical contracting services in the United States. The division offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The division has 18 locations in Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region.

Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities and residential developments. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. Service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short term economic fluctuations.

Sales and Marketing

Demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Commercial construction starts began to slow in mid 2008, and with a more severe decline starting in 2009 and continuing through 2011 due to the recession and tightening of the credit markets. Certain of our industrial projects have longer cycle times than our typical Commercial & Industrial services and generally follow the economic trends with a lag. Our sales focus varies by location, but is primarily based upon regional and local relationships with general contractors and a demonstrated expertise in certain industries, such as transmission and distribution.

Our long term strategy has been modified over the past twelve months due to the downturn in the construction industry. Our long term strategy is to be the preferred provider of electrical services in the markets where we have demonstrated expertise or are a local market leader. Key elements of our long term strategy include leveraging our expertise in certain markets, such as transmission and distribution, expansion of our service and maintenance business and maintaining our focus on our returns on risk adjusted capital.

Competition

The electrical infrastructure services industry is generally highly competitive and includes a number of regional or small privately-held local firms. There are few significant barriers to entry in the electrical infrastructure services industry, which limits our advantages when competing for projects. Industry expertise, project size, location and past performance will determine our bidding strategy, the level of involvement from competitors and our level of success in winning awards. Our primary advantages vary by location, but mostly are based upon local individual relationships or a demonstrated industry expertise. Additionally, due to the size of many of our projects, our financial resources help us compete effectively against local competitors.

Recent Developments

We are focused on return on capital and cash flow to maximize long-term shareholder value. As a result, we have increased our focus on a number of initiatives to return the Company to profitability. Included in these initiatives has been the closure or sale of a number of facilities within our Commercial & Industrial segment. During 2011, we initiated the sale or closure of all or portions of our Commercial & Industrial facilities in Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. We continue to evaluate the performance of the remaining operations in our Commercial & Industrial segment, which continues to operate in a very challenging environment. If we were to elect to dispose of a substantial portion of our remaining Commercial & Industrial segment, the realized values of such actions would be substantially less than current book values, which would likely result in a material adverse impact on our financial results.

Safety Culture

Performance of our contracting and maintenance services exposes us to unique potential hazards associated specifically with the electrical contracting industry. In light of these risks, we are resolute in our commitment to safety and maintaining a strong safety culture, which is reflected in our safety program and the significant reductions in loss time cases and OSHA recordable incidents over the past ten years. We employ eight full-time regional safety managers, under the supervision of our full-time Vice President of Safety. We have standardized safety policies, programs, procedures and personal protection equipment throughout all operating locations, including programs to train new employees, which applies to employees new to the industry and those new to IES. To further emphasize our commitment to safety, we have also tied management incentives to their specific safety performance results.

Business Operations

We have 53 locations serving the continental 48 states. In addition to our corporate office, we have 8 locations within our Communications business, 26 locations within our Residential business and 18 locations within our Commercial & Industrial business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

Access to Bonding

Our ability to post surety bonds provides us with an advantage over competitors that are smaller or have fewer financial resources. We believe that the strength of our balance sheet, as well as a good relationship with our bonding provider, enhances our ability to obtain adequate financing and surety bonds.

Industry Overview

Slowing economic conditions have lead to a sharp decrease in demand for residential housing since the middle of 2007, with commercial demand beginning to slow, thereafter, in 2008. A more severe decline was experienced during 2009 for commercial as well as industrial and multi-family construction.

The 2010 and 2011 decline, while less severe, did not meet previous expectations for recovery. According to McGraw Hill Construction’s Dodge Construction Outlook dated October 2011, new construction starts for 2012 are forecasted at $412 billion, which is flat with the 2011 new construction figure of $410 billion. This forecast remains well below peak activity in 2006 due to the slow recovery of jobs and consumer spending affecting the economic recovery.

The McGraw Hill Construction Outlook included the following information which we consider key points for the construction markets we compete within:

•	Single family housing is forecasted to increase approximately 10% in 2012, but the activity level may remain weak as the excess supply of home foreclosures continue to depress the market.

•

Multifamily housing is forecasted to improve by approximately 18% in 2012, due to its more stable revenue stream, despite restrained financing. Restrictive home lending, high unemployment and anemic economic growth have created a level of uncertainty among prospective homebuyers sufficient to keep them on the sidelines; thus improving demand for multi-family housing.

•

Commercial construction is forecasted to increase approximately 8% in 2012. Warehouses and hotels are expected to improve the most in this sector during 2012. Activity levels for stores should remain weak by historical standards, as a significant portion of the growth in consumer spending were gasoline stations and e-commerce, two sectors that do not require any meaningful investment in retail commercial buildings.

•

Institutional building construction is forecasted to decrease 2% in 2012, retreating for the fourth straight year, due to the difficult fiscal climate for states and localities. School construction should be dampened as K-12 enrollments are projected to grow by 5.9% for the 2010-2020 periods, while health care facilities will be tentative until a clearer picture develops with respect to health care legislation and Medicare funding issues are dealt with by Congress.

•

Public works construction is forecasted to decline 5% in 2012, given the fading benefits of the federal stimulus together with the lower budgets from state and local governmental entities. Spending cuts in the absence of a multi-year federal transportation bill will negatively impact highways and bridge construction.

•

Electric utility construction activity is forecasted to drop 24% in 2012, falling for the fourth year in a row since the record high in 2008. Alternative power projects, such as wind and solar, are expected to decline as federal and state loan guarantees expire as a result of budget constraints from these entities. On a positive note the Nuclear Regulatory Commission is expect to issue final approvals for two new facilities in early 2012. These projects are valued at $8.0 billion a piece.

FMI 2012 U.S. Markets Construction Overview indicated communications construction should increase by approximately 5% in 2012 to approximately $20.0 billion. The trend towards data storage and retrieval on the “cloud” will increase the growth of the data center segment of this industry. Additionally, devices such as smart phones and laptops are requiring greater bandwidth and interconnectivity. Communications construction is technology-driven and primarily limited by consumer demand.

Looking well beyond the recent economic downturn and prolonged recovery, numerous factors could positively affect construction industry growth, including (i) population growth, which will increase the need for commercial, industrial and residential facilities, (ii) aging public infrastructure which must be replaced or repaired, and (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending. We believe these factors will continue to drive demand for the electrical infrastructure services we offer over the long-term.

Customers

We have a diverse customer base. During the twelve-month periods ended September 30, 2011, 2010 and 2009, no single customer accounted for more than 10% of our revenues. We will continue our emphasis on developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategy and sales activities.

Backlog

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started. Backlog is not a guarantee of future revenues, as contractual commitments may change. As of September 30, 2011, our backlog was approximately $174.5 million compared to $219.3 million as of September 30, 2010. This decline is primarily due to actions taken to close certain unprofitable operations in our Commercial & Industrial segment, which are more fully described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — The 2011 Restructuring Plan” of this Form 10-K. The Communications segment backlog was $26.6 million, essentially unchanged form the prior year. The Residential segment experienced a 31.7% increase to $32.0 million as of September 30, 2011 as compared to fiscal 2010, as multi-family housing starts have increased. We do not include single-family housing or time and material work as a component of our Residential backlog. The Commercial & Industrial segment backlog not associated with the wind-down of operations described in the 2011 Restructuring Plan, declined modestly year-over-year, due to competitive market pressures, project selection delays and project cancellations. We do not include service or time and material work as a component of our Commercial & Industrial backlog.

Employees

At September 30, 2011, we had 2,724 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is strong.

Competition

The markets in which we operate are highly competitive. Many of the industries in which we operate are highly fragmented and are served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies in our industries. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. We believe that our strengths such as our safety performance, technical expertise and experience, financial and operational resources, nationwide presence, and industry reputation put us in a strong position. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

Regulations

•	Our operations are subject to various federal, state and local laws and regulations, including:

•	licensing requirements applicable to electricians;

•	building and electrical codes;

•	regulations relating to worker safety and protection of the environment;

•	regulations relating to consumer protection, including those governing residential service agreements; and

•	qualifications of our business legal structure in the jurisdictions where we do business.

Many state and local regulations governing electricians require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all our electricians who work in the state or county that issued the permit or license. It is our policy to ensure that, where possible, any permits or licenses that may be material to our operations in a particular geographic area are held by multiple employees within that area.

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

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On July 21, 2011, Tontine, filed an amended Schedule 13D indicating its ownership level of 57.4%. As a result, Tontine can control most of our affairs, including the election of directors who in turn appoint executive management and control any action requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, divisions, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company.

We may incur significant charges or be adversely impacted by the closure or sale of additional facilities.

We have increased our focus on a number of initiatives to return the Company to profitability. Included in these initiatives has been the closure or sale of a number of facilities within our Commercial & Industrial segment. During 2011, we initiated the sale or closure of all or portions of our Commercial & Industrial facilities in Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. We continue to evaluate the performance of the remaining operations in our Commercial & Industrial segment, which continues to operate in a very challenging environment. If we were to elect to dispose of a substantial portion of our remaining Commercial & Industrial segment, the realized values of such actions would be substantially less than current book values, which would likely result in a material adverse impact on our financial results.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Currently, we have approximately $286.5 million of federal net operating losses that are available to use to offset taxable income, exclusive of net operating losses from the amortization of additional tax goodwill. In addition, we have approximately $12.6 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382, exclusive of net operating losses from the amortization of additional tax goodwill, and will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss currently available to offset taxable income.

To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund working capital requirements will depend on our ability to generate cash in the future. This is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The highly competitive nature of our industries could affect our profitability by reducing our profit margins.

The industries in which we compete are highly fragmented and are served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies from which we face competition in these industries. In the future, we could also face competition from new competitors entering these markets because certain segments, such as our electrical contracting services, have a relatively low barrier for entry while other segments such as our services for mission critical infrastructure have attractive dynamics. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

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

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. We obtain surety bonds from one primary surety provider; however, there is no commitment from this provider to guarantee our ability to issue bonds for projects as they are required. Our ability to access this bonding capacity is at the sole discretion of our surety provider.

Due to seasonality and differing regional economic conditions, our results may fluctuate from period to period.

Our business is subject to seasonal variations in operations and demand that affect the construction business, particularly in the Residential and Commercial & Industrial segments. Untimely weather delay from rain, heat, ice, cold or snow can not only delay our work but can negatively impact our schedules and profitability by delaying the work of other trades on a construction site. Our quarterly results may also be affected by regional economic conditions that affect the construction market. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. Additionally, cost increases in construction materials such as steel, aluminum, copper and lumber can alter the rate of new construction.

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

We enter into many contracts at fixed prices and if the cost associated with commodities such as copper, aluminum, steel, fuel and certain plastics increase, losses may be incurred.

We may be unsuccessful at integrating companies that we may acquire.

We may engage in acquisitions and dispositions of operations, assets and investments from time to time in the future. If we are unable to successfully integrate newly acquired assets or operations or make untimely or unfavorable dispositions of operations or investments, it could negatively impact the market value of our common stock. Additionally, any future acquisition or disposition may result in significant changes in the composition of our assets and liabilities, and as a result, our financial condition, results of operations and the market value of our common stock following any such acquisition or disposition may be affected by factors different from those currently affecting our financial condition, results of operations and trading price of our common stock.

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

We are dependent upon the vendors within our supply chain to maintain a steady supply of inventory, parts and materials. Many of our divisions are dependent upon a limited number of suppliers, and significant supply disruptions could adversely affect our operations. Under recent market conditions, including both the construction slowdown and the tightening credit market, it is possible that one or more of our suppliers will be unable to meet the terms of our operating agreements due to financial hardships, liquidity issues or other reasons related to the prolonged market recovery.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Equipment

We operate a fleet of approximately 1,000 owned and leased trucks, vans, trailers, support vehicles and specialty equipment. We believe these vehicles are adequate for our current operations.

Facilities

At September 30, 2011, we maintained branch offices, warehouses, sales facilities and administrative offices at 53 locations. Substantially all of our facilities are leased. We lease our corporate office located in Houston, Texas. We believe that our properties are adequate for our present needs, and that suitable additional or replacement space will be available as required.

Item 3. Legal Proceedings

For further information regarding legal proceedings, see Note 16, “Commitments and Contingencies — Legal Matters” to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. (Removed and Reserved)

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the years ended September 30, 2011 and 2010.

	High	Low
Year Ended September 30, 2011
First Quarter	$3.80	$3.14
Second Quarter	$4.38	$3.41
Third Quarter	$3.50	$3.11
Fourth Quarter	$3.36	$1.88

Year Ended September 30, 2010
First Quarter	$7.66	$5.85
Second Quarter	$5.93	$4.65
Third Quarter	$6.39	$3.43
Fourth Quarter	$3.84	$3.10

As of December 16, 2011, the closing market price of our common stock was $2.00 per share and there were approximately 370 holders of record.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under our credit facility for the development and operation of our business, to retire existing debt, or to repurchase our common stock. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

On December 12, 2007, our Board of Directors authorized the repurchase of up to one million shares of our common stock, and the Company established a Rule 10b5-1 plan to facilitate this repurchase. This share repurchase program was authorized through, and terminated in December 2009. During the year ended September 30, 2009, we repurchased 301,418 common shares under the share repurchase program at an average price of $13.36 per share.

Five-Year Stock Performance Graph

The following performance graph compares the Company’s cumulative total stockholder return on its common stock with the cumulative total return of (i) the Russell 2000, (ii) the peer group stock index (the “Peer Group”), which was selected in good faith by the Company and comprised of the following publicly traded companies: Mastec, Inc., Willbros Group, Inc., Comfort Systems USA Inc., Dycom Industries, Inc., Matrix Service Company, Pike Electric Corp., Insituform Technologies, Powell Industries, MYR Group, Inc., Team, Inc., Primoris Services Corp., Englobal Corp. and Furmanite Corp. The cumulative total return computations set forth in the following performance graph assume (i) the investment of $100 in each of the Company’s common stock, the Russell 2000, and the Peer Group on September 30, 2006, and (ii) that all dividends have been reinvested. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Integrated Electrical Services, Inc., the Russell 2000 Index

and a Peer Group

*$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

	Years ended September 30,
	2006	2007	2008	2009	2010	2011
Integrated Electrical Services, Inc.	$100.00	161.99	111.07	50.92	23.78	12.81
Russell 2000	$100.00	112.34	96.07	86.90	98.50	95.02
Peer Group	$100.00	151.23	129.99	96.82	78.30	91.98

Item 6. Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8 “Financial Statements and Supplementary Data” to this Form 10-K.

	Years Ended September 30,
	2011	2010	2009	2008	2007
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$481,607	$460,633	$665,997	$818,287	$890,351
Cost of services	445,585	404,140	556,469	686,358	745,429

Gross profit	36,022	56,493	109,528	131,929	144,922
Selling, general and administrative expenses	69,365	84,920	108,328	119,160	136,969
Gain on sale of Assets	(6,583)	(174)	(465)	(114)	(46)
Asset impairment	4,804	—	—	—	—
Restructuring charges	3,784	763	7,407	4,598	824

(Loss) Income from Operations	(35,348)	(29,016)	(5,742)	8,285	7,175

Other (income) expense:
Interest expense, net	2,209	3,271	4,094	6,529	5,835
Other expense (income), net	(10)	(109)	1,608	(888)	(336)

Interest and other expense, net	2,199	3,162	5,702	5,641	5,499

(Loss) income from operations before income taxes	(37,547)	(32,178)	(11,444)	2,644	1,676
Provision (benefit) for income taxes	146	(31)	495	2,436	2,276

Net (loss) income from continuing operations	$(37,693)	$(32,147)	$(11,939)	$208	$(600)

Discontinued Operations:
Income (loss) from discontinued operations	—	—	187	(616)	(4,977)
Provision (benefit) for income taxes	—	—	68	(221)	(1,165)

Net income (loss) discontinued operations	—	—	119	(395)	(3,812)

Net (loss)	$(37,693)	$(32,147)	$(11,820)	$(187)	$(4,412)

Basic (loss) earnings per share:
Continuing operations	$(2.60)	$(2.23)	$(0.83)	$0.01	$(0.04)
Discontinued operations	$—	$—	$0.01	$(0.02)	$(0.25)
Total	$(2.60)	$(2.23)	$(0.82)	$(0.01)	$(0.29)
Diluted (loss) earnings per share:
Continuing operations	$(2.60)	$(2.23)	$(0.83)	$0.01	$(0.04)
Discontinued operations	$—	$—	$0.01	$(0.02)	$(0.25)
Total	$(2.60)	$(2.23)	$(0.82)	$(0.01)	$(0.29)
Shares used to calculate loss per share
Basic	14,493,747	14,409,368	14,331,614	14,938,619	15,058,972
Diluted	14,493,747	14,409,368	14,331,614	15,025,023	15,058,972

	Years Ended September 30,
	2011	2010	2009	2008	2007
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$35,577	$32,924	$64,174	$64,709	$69,676
Working capital	62,837	83,240	121,611	127,129	157,690
Total assets	180,266	205,105	268,425	320,538	353,422
Total debt	10,498	11,256	28,687	29,644	45,776
Total stockholders’ equity	64,810	101,581	132,593	146,235	153,925

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8”Financial Statements and Supplementary Data” of this Form 10-K. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Form 10-K.

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

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We recorded goodwill impairment during the year ended September 30, 2011, of $0.1 million. We did not record goodwill impairment during the years ended September 30, 2010 and 2009.

We assess impairment indicators related to long-lived assets and intangible assets at least annually at year end. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. We recorded long-lived or intangible asset impairment during the year ended September 30, 2011, of $0.1 million; primarily attributable to real estate we are offering to sell. The write down was made to reduce the carrying value of the property to its current expected fair value. We did not record long-lived or intangible asset impairment during the years ended September 30, 2010 and 2009.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2011, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Income Taxes. GAAP specifies the methodology by which a company must identify, recognize, measure and disclose in its financial statements the effects of any uncertain tax return reporting positions that it has taken or expects to take. GAAP requires financial statement reporting of the expected future tax consequences of uncertain tax return reporting positions on the presumption that all relevant tax authorities possess full knowledge of those tax reporting positions, as well as all of the pertinent facts and circumstances, but it prohibits discounting of any of the related tax effects for the time value of money.

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

The Financial Accounting Standards Board, (“FASB”) has issued standards on business combinations and accounting and reporting of non-controlling interests in consolidated financial statements. Beginning October 1, 2009, with the adoption of the updates, reductions in the valuation allowance and contingent tax liabilities attributable to all periods, if any should occur, are recorded as an adjustment to income tax expense.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2008 and forward are subject to audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

We anticipate that approximately $0.1 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominately due to the expiration of the statues of limitation for unrecognized tax benefits and the settlement of a state audit.

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

Strategic Actions

Sale of Non-Strategic Manufacturing Facility

On November 30, 2010, a subsidiary of the Company sold substantially all the assets and certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment, such as switchgears, motor starters and control systems, to Siemens Energy, Inc. As part of this transaction, Siemens Energy, Inc. also acquired certain real property where the fabrication facilities are located from another subsidiary of the Company. The purchase price of $10.1 million was adjusted to reflect working capital variances. The transaction was completed on December 10, 2010 at which time we recognized a gain of $6.8 million.

Sale of Non-Core Electrical Distribution Facility

On February 28, 2011, Key Electrical Supply, Inc, a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications to Elliot Electric Supply, Inc. The purchase price of $6.7 million was adjusted to reflect working capital variances. The loss on this transaction was immaterial.

The 2007 Restructuring Plan

During the 2008 fiscal year, we completed the restructuring of our operations from the previous geographic structure into three major lines of business: Commercial, Industrial and Residential. This operational restructuring (the “2007 Restructuring Plan”) was part of our long-term strategic plan to reduce our cost structure, reposition the business to better serve our customers and strengthen financial controls. The 2007 Restructuring Plan consolidated certain leadership roles and administrative support functions and eliminated redundant functions that were previously performed at 27 division locations. We recorded a total of $5.6 million of restructuring charges for the 2007 Restructuring Plan. As part of the restructuring charges, we recognized $0.2 million and $2.7 million in severance costs at our Residential and Commercial & Industrial segments, respectively. In addition to the severance costs described above, we incurred other charges of approximately $2.6 million predominately for consulting services associated with the 2007 Restructuring Plan and wrote off $0.1 million of leasehold improvements at an operating location that we closed.

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

In connection with the 2009 Restructuring Plan, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0.8 million and $7.4 million, respectively during the years ended September 30, 2010 and 2009. Costs incurred related to our Communications segment were $0.0 million and $0.1 million for the years ended September 30, 2010 and 2009, respectively. Costs incurred related to our Residential segment were $0.0 million and $2.7 million for the years ended September 30, 2010 and 2009, respectively. Costs incurred related to our Commercial & Industrial segment were $0.7 million and $3.2 million for the years ended September 30, 2010 and 2009, respectively. Costs related to our Corporate office were $0.1 million and $1.4 million for the years ended September 30, 2010 and 2009, respectively.

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a new restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we will either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability.

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs could range from $4.5 million to $5.5 million in the aggregate. Restructuring expenses in respect of the 2011 Restructuring Plan totaling $3.8 million for the year ended September 30, 2011 were comprised of severance costs, lease terminations, and external consulting and management services. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As the Company concludes the wind-down and closure process for each of these facilities, their respective results of operations will be reclassified and presented within future statements of operations as “Discontinued Operations.” US GAAP does not permit an earlier reclassification. At September 30, 2011, the estimated costs to complete the 51 projects remaining at these facilities totaled approximately $9.0 million; of which all but approximately $1.0 million has been subcontracted to other electrical contractors.

Results of Operations

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Years Ended September 30,
	2011		2010		2009
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$481,607	100.0%	$460,633	100.0%	$665,997	100.0%
Cost of services	445,585	92.5%	404,140	87.7%	556,469	83.6%

Gross profit	36,022	7.5%	56,493	12.3%	109,528	16.4%
Selling, general and administrative expenses	69,365	14.4%	84,920	18.4%	108,328	16.3%
Gain on sale of assets	(6,583)	(1.4)%	(174)	—%	(465)	(0.1)%
Asset impairment	4,804	1.0%	—	—%	—	—%
Restructuring charges	3,784	0.8%	763	0.2%	7,407	1.1%

Loss from operations	(35,348)	(7.3)%	(29,016)	(6.3)%	(5,742)	(0.9)%

Interest and other expense, net	2,199	0.5%	3,162	0.7%	5,702	0.9%

Loss from operations before income taxes	(37,547)	(7.8)%	(32,178)	(7.0)%	(11,444)	(1.8)%
Provision (benefit) for income taxes	146	—%	(31)	—%	495	0.1%

Net loss from continuing operations	(37,693)	(7.8)%	(32,147)	(7.0)%	(11,939)	(1.9)%

Net income from discontinued operations	—	—%	—	—%	119	—%

Net loss	$(37,693)	(7.8)%	$(32,147)	(7.0)%	$(11,820)	(1.9)%

YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO YEAR ENDED SEPTEMBER 30, 2010

Revenues

	Years Ended September 30,
	2011		2010
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$93,579	19.4%	$79,344	17.2%
Residential	114,732	23.8%	116,012	25.2%
Commercial & Industrial	273,296	56.8%	265,277	57.6%

Total Consolidated	$481,607	100.0%	$460,633	100.0%

Consolidated revenues for the year ended September 30, 2011 were $21.0 million greater than the year ended September 30, 2010, an increase of 4.6%.

Our Communications segment revenues increased $14.2 million during the year ended September 30, 2011, a 17.9% increase compared to the year ended September 30, 2010. This increase is due to an increase in data center projects and more business from our national account activity. The increase is offset by a $3.8 million decrease in our eastern region revenues. The eastern region revenues are mainly comprised of local, lower margin, communications projects.

Our Residential segment revenues decreased $1.3 million during the year ended September 30, 2011, a decrease of 1.1% as compared to the year ended September 30, 2010. Approximately $4.4 million of this decrease is primarily attributable to the sale of a non core electrical distribution facility in February 2011. Despite the nationwide decline in demand for single-family homes, particularly in markets such as Southern California, Arizona, Nevada, Texas and Georgia, our multi-family revenues increased; partially offsetting the declines in single-family revenues.

Revenues in our Commercial & Industrial segment increased $8.0 million during the year ended September 30, 2011, an increase of 3.0% compared to the year ended September 30, 2010. Our Industrial locations experienced revenue increases while our Commercial locations were essentially unchanged as the rate of decline for most industry sectors have begun to stabilize. However, numerous projects in all sectors remain subject to, delays or cancelation with little advance notice. In many of our local Commercial markets, we also continue to experience increased competition from residential contractors, who have been affected by the housing slowdown, for less specialized retail work with lower barriers to entry. Revenues associated with the wind-down facilities described in the 2011 Restructuring Plan totaled $44.3 million, a decrease of $18.7 million during the year ended September 30, 2011, compared to the year ended September 30, 2010.

Gross Profit

	Years Ended September 30,
	2011		2010
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$12,613	13.5%	$13,853	17.5%
Residential	18,738	16.3%	23,542	20.3%
Commercial & Industrial	4,671	1.7%	19,098	7.2%

Total Consolidated	$36,022	7.5%	$56,493	12.3%

The $20.5 million decrease in our consolidated gross profit for the year ended September 30, 2011, as compared to the year ended September 30, 2010, was primarily the result of lower margins on contracts and operating difficulties encountered by our Commercial & Industrial segment. Our overall gross profit percentage decreased to 7.5% during the year ended September 30, 2011 as compared to 12.3% during the year ended September 30, 2010, primarily due to lower margin construction projects and operating difficulties encountered by our Commercial & Industrial segment, including the performance of our wind-down facilities.

Our Communications segment’s gross profit during the year ended September 30, 2011 decreased $1.2 million, as compared to the year ended September 30, 2010. The decrease in gross profit is attributed to a $2.3 million decrease in gross profit in its eastern region.

During the year ended September 30, 2011, our Residential segment experienced a $4.8 million reduction in gross profit as compared to the year ended September 30, 2010. Gross margin percentage in the Residential segment decreased to 16.3% during the year ended September 30, 2011. We attribute much of the decline in Residential’s gross margin to increased costs of materials creating lower margins in both single-family and multi-family construction.

Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2011 decreased $14.5 million, as compared to the year ended September 30, 2010. Commercial & Industrial’s gross margin percentage decreased during the year ended September 30, 2011, primarily due to lower margin construction projects and operating difficulties in several locations. The majority of the operational difficulties were concentrated in the wind-down operations which are part of the 2011 Restructuring Plan or in projects outside of our historical areas of expertise. The negative gross margins associated with the wind-down operations described in the Company’s 2011 Restructuring Plan resulted in approximately $8.9 million of negative gross margin during the year ended September 30, 2011, compared to essentially a zero margin during the during the year ended September 30, 2010. The negative gross margins recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities.

Selling, General and Administrative Expenses

	Years Ended September 30,
	2011		2010
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$10,629	11.4%	$7,983	10.1%
Residential	18,437	16.1%	23,685	20.4%
Commercial & Industrial	26,836	9.8%	39,083	14.7%
Corporate	13,463	—	14,169	—

Total Consolidated	$69,365	14.4%	$84,920	18.4%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization. We allocate certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment.

During the year ended September 30, 2011, our selling, general and administrative expenses were $69.4 million, a decrease of $15.6 million, or 18.4%, as compared to the year ended September 30, 2010. Included in year ended September 30, 2011 is $2.9 million of accelerated amortization attributable to the discontinuance of certain software and $1.3 million of severance attributable to the former CEO’s departure.

Our Communications segment’s selling, general and administrative expenses increased $2.6 million during the year ended September 30, 2011 compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased to 11.4% of segment revenue during the year ended September 30, 2011. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with our growth initiative relating to the expansion of facilities in Southern California and to a lesser extent, incentive awards for achieving specific performance goals.

Our Residential segment experienced a $5.4 million reduction in selling, general and administrative expenses during the year ended September 30, 2011 compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 16.1% of segment revenue during the year ended September 30, 2011. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense.

Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2011 decreased $12.2 million compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment declined to 9.8% of segment revenue during the year ended September 30, 2011. In the year ended September 30, 2010, we recorded $3.7 million in bad debt expense related to a long term receivable associated with the Centerpoint project in Arizona and during the year ended September 30, 2011, we recovered $2.9 million related to this long-term receivable. This accounted for $6.6 million of the variance between periods. During the year ended September 30, 2011 the selling, general and administrative expenses associated with the wind-down facilities were $6.3 million before the recovered $2.9 million related to the long-term receivable. The Company’s 2011 Restructuring Plan accounted for a $3.3 million decline in selling, general and administrative expenses, primarily due to the decrease in personnel and facilities associated with the wind-down of these operations.

Restructuring Charges

The following table presents the elements of costs incurred for both the 2011 and 2009 Restructuring Plans. The fiscal 2010 period includes only the costs attributable to the 2009 Restructuring Plan.

	Years Ended September 30,
	2011	2010
	(In thousands)
Severance compensation	$1,455	$644
Consulting and other charges	1,530	119
Lease termination costs	799	—

Total restructuring charges	$3,784	$763

Interest and Other Expense, net

	Years Ended September 30,
	2011	2010
	(In thousands)
Interest expense	$1,939	$3,198
Deferred financing charges	338	315

Total interest expense	2,277	3,513

Interest income	(68)	(242)
Other (income) expense, net	(10)	(109)

Total interest and other expense, net	$2,199	$3,162

During the year ended September 30, 2011, we incurred interest expense of $1.9 million primarily comprised of the Tontine Term Loan (as defined in “Working Capital” below) and the Insurance Financing Agreements (as defined in “Working Capital” below), an average letter of credit balance of $12.7 million under the Revolving Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $47.3 million. This compares to interest expense of $3.2 million for the year ended September 30, 2010, on a debt balance primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements, an average letter of credit balance of $21.1 million under the Revolving Credit Facility and an average unused line of credit balance of $38.9 million.

For the years ended September 30, 2011 and 2010, we earned interest income of $0.1 million and $0.2 million, respectively, on the average Cash and Cash Equivalents balances of $29.9 million and $43.4 million, respectively.

Provision for Income Taxes

Our provision for income taxes increased from a benefit of $0.0 million for the year ended September 30, 2010 to an expense of $0.1 million for the year ended September 30, 2011. The increase is mainly attributable to a decrease in the reversal of unrecognized tax benefits, resulting in a $0.1 million increase in the income tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss of operations for the years ended September 30, 2011 and 2010, respectively. As a result, we did not recognize any net benefit for federal taxes for the years ended September 30, 2011 and 2010.

YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO YEAR ENDED SEPTEMBER 30, 2009

Revenues

	Years Ended September 30,
	2010		2009
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$79,344	17.2%	$78,724	11.8%
Residential	116,012	25.2%	157,521	23.7%
Commercial & Industrial	265,277	57.6%	429,752	64.5%

Total Consolidated	$460,633	100.0%	$665,997	100.0%

Consolidated revenues for the year ended September 30, 2010 were $205.4 million less than the year ended September 30, 2009, a decline of 30.8%. Each of our business segments experienced declines in construction activity during the period, primarily due to the very challenging economic environment where a nationwide decline in construction activity is continuing.

Our Communications segment revenues increased $0.6 million during the year ended September 30, 2010; a 0.8% increase compared to the year ended September 30, 2009. This increase is due to an increase in data center projects and more business from our national accounts.

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

Revenues in our Commercial & Industrial segment decreased $164.5 million during the year ended September 30, 2010; a 38.3% decline compared to the year ended September 30, 2009. Many of our Commercial & Industrial operating locations experienced revenue shortfalls, as most industry sectors have continued to reduce, delay or cancel proposed construction projects. We also experienced increased competition from residential contractors who have been affected by the housing slowdown for less specialized retail work with lower barriers to entry.

Gross Profit

	Years Ended September 30,
	2010		2009
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$13,853	17.5%	$11,856	15.1%
Residential	23,542	20.3%	36,778	23.3%
Commercial & Industrial	19,098	7.2%	60,894	14.2%

Total Consolidated	$56,493	12.3%	$109,528	16.4%

The $53.0 million decrease in our consolidated gross profit for the year ended September 30, 2010, as compared to the year ended September 30, 2009, was primarily the result of lower consolidated revenues, as discussed above. Our overall gross profit percentage decreased to 12.3% during the year ended September 30, 2010 as compared to 16.4% during the year ended September 30, 2009, primarily due to lower margin construction projects and increases in costs of materials and labor.

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

Selling, General and Administrative Expenses

	Years Ended September 30,
	2010		2009
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$7,983	10.1%	$6,643	8.4%
Residential	23,685	20.4%	33,519	21.3%
Commercial & Industrial	39,083	14.7%	51,943	12.1%
Corporate	14,169	—	16,223	—

Total Consolidated	$84,920	18.4%	$108,328	16.3%

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

Our Communications segment’s selling, general and administrative expenses increased $1.3 million during the year ended September 30, 2010 compared to the year ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased to 10.1% of segment revenue during the year ended September 30, 2010. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with incentive awards for achieving specific performance goals.

Our Residential segment experienced a $9.8 million reduction in selling, general and administrative expenses during the year ended September 30, 2010 compared to the year ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 20.4% of segment revenue during the year ended September 30, 2010. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense as the decline in business volume for single-family when compared to the same period in the past year.

Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2010 decreased $12.9 million compared to the year ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment increased to 14.7% of segment revenue during the year ended September 30, 2010. In the year ended September 30, 2010, we recorded $3.7 million in bad debt expense related to a long term receivable associated with the Centerpoint project in Arizona. The remaining decline in selling, general and administrative expenses is primarily due to the Company’s cost reduction efforts, associated with reduced management and administrative personnel and facilities.

Restructuring Charges

In conjunction with our 2009 Restructuring Plan we recognized the following costs during the years ended September 30, 2010 and 2009:

	Years Ended September 30,
	2010	2009
	(In thousands)
Severance compensation	$644	$4,353
Consulting and other charges	119	612
Acceleration of trademark amortization	—	1,608
Lease termination costs	—	549
Non-cash asset write-offs	—	285

Total restructuring charges	$763	$7,407

Interest and Other Expense, net

	Years Ended September 30,
	2010	2009
	(In thousands)
Interest expense	$3,198	$4,263
Deferred financing charges	315	263

Total interest expense	3,513	4,526

Interest income	(242)	(432)
Other (income) expense, net	(109)	1,608

Total interest and other expense, net	$3,162	$5,702

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

Provision for Income Taxes

Our provision for income taxes decreased from an expense of $0.5 million for the year ended September 30, 2009, to a benefit of $0.0 million for the year ended September 30, 2010. The decrease is mainly attributable to an increase in loss from operations, which reduced state income taxes expense by $0.3 million. In addition we recognized an increase in the reversal of unrecognized tax benefits, resulting in a $0.2 million decrease in the income tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss of operations for the years ended September 30, 2010 and 2009, respectively. As a result, we did not recognize any net benefit for federal taxes for the years ended September 30, 2010 and 2009.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, we completed the shut-down seven underperforming subsidiaries prior to the beginning of fiscal 2010. Such income statement amounts are classified as discontinued operations. In June 2007, we shut-down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES divisions or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States was part of our Commercial & Industrial segment prior to being classified as discontinued. In August 2008, we shut-down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker was part of our Commercial & Industrial segment prior to being classified as discontinued. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented.

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Revenues	$—	$—	$21
Gross profit (loss)	$—	$—	$114
Pre-tax income (loss)	$—	$—	$187

Working Capital

During the year ended September 30, 2011, working capital decreased by $20.4 million from September 30, 2010, reflecting a $7.8 million decrease in current assets and a $12.6 million increase in current liabilities during the period.

During the year ended September 30, 2011, our current assets decreased by $7.8 million, or 4.6%, to $161.1 million, as compared to $169.0 million as of September 30, 2010. Cash and cash equivalents increased by $2.7 million during the year ended September 30, 2011 as compared to September 30, 2010. The Current trade accounts receivables, net, decreased by $2.5 million at September 30, 2011, as compared to September 30, 2010. Days sales outstanding (“DSOs”) decreased to 70 days as of September 30, 2011 from 83 days as of September 30, 2010. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ over due receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables. We also experienced a $0.9 million increase in retainage and a $2.0 million decrease in costs in excess of billings during the year ended September 30, 2011 compared to September 30, 2010.

During the year ended September 30, 2011, our total current liabilities increased by $12.6 million to $98.3 million, compared to $85.7 million as of September 30, 2010. During the year ended September 30, 2011 accounts payable and accrued expenses increased $12.1 million. Billings in excess of costs increased by $1.1 million during the year ended September 30, 2011 compared to

September 30, 2010. Finally, current maturities of long-term debt decreased by $0.6 million during the year ended September 30, 2011 compared to September 30, 2010 primarily due to the payments of Insurance Financing Agreements existing at September 30, 2010 with no new subsequent financing outstanding at September 30, 2011.

We are focused on return on capital and cash flow to maximize long-term shareholder value. As a result, we have increased our focus on a number of initiatives to return the Company to profitability. Included in these initiatives has been the closure or sale of a number of facilities within our Commercial & Industrial segment. During 2011, we initiated the sale or closure of all or portions of our Commercial & Industrial facilities in Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. We continue to evaluate the performance of the remaining operations in our Commercial & Industrial segment, which continues to operate in a very challenging environment. If we were to elect to dispose of a substantial portion of our remaining Commercial & Industrial segment, the realized values of such actions would be substantially less than current book values, which would likely result in a material adverse impact on our financial results.

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

As of September 30, 2011, the estimated cost to complete our bonded projects was approximately $87.5 million. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2011, we utilized $4.0 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

The Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement, pursuant to which the maturity date was extended to May 12, 2012. In connection with the amendment, we incurred an amendment fee of $0.2 million.

On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility was reduced to $40.0 million and the maturity date was extended to November 12, 2012. Further, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral is added to the borrowing base calculation at 100% through out the term of the agreement. The Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. Additionally, if there are any loans outstanding on or after the April 30, 2012, the Company’s EBITDA for the period from October 2011 through March 2012, may not exceed a negative $2.5 million and we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning April 1, 2012 to maintain any borrowings under the agreement. The measurement period for this additional test for borrowings begins with the monthly operating results for April 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The amended agreement also calls for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit are the same as borrowings and also include a 25 basis point “fronting fee.” All other terms and conditions remain unchanged. In connection with the amendment, we incurred an amendment fee of $0.1 million which, together with unamortized balance of the prior amendment is being amortized using the straight line method through November 12, 2012.

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

Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and cash collateral supporting our letters of credit. None of our inventories qualified for borrowing availability after we sold the inventory attributable to our Key Electrical Supply company in February 2011. Under the terms of the Revolving Credit Facility in effect as of September 30, 2011, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

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

At September 30, 2011, we had $19.1 million available to us under the Revolving Credit Facility, based on a borrowing base of $19.1 million, $8.8 million in outstanding letters of credit and no outstanding borrowings.

As of September 30, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of September 30, 2011, our Total Liquidity was in excess of $25.0 million; had our Total Liquidity been less than $25.0 million at September 30, 2011, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

At September 30, 2011, our Total Liquidity was $54.7 million. For the year ended September 30, 2011, we paid no interest for loans under the Revolving Credit Facility and a weighted average interest rate, including fronting fees, of 3.29% for letters of credit. In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

While we expect to meet our financial covenants, in the event that we are not able to meet the financial covenant of our amended Revolving Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to provide sufficient cash for ongoing operations.

The Tontine Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to our Revolving Credit Facility. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Accumulated amortization of this equipment for the years ended September 30, 2011, 2010 and 2009 was $0.2 million, $0.1 million and $0.0 million, respectively, which amounts are included in depreciation expense in the accompanying statements of operations.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $35.6 million, working capital of $62.8 million, $8.8 million of letters of credit outstanding and $19.1 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum under our Resolving Credit Facility. Had we been required to test our covenants, we would have failed at September 30, 2011.

We continue to closely monitor the financial markets and general national and global economic conditions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Operating Activities

Our cash flow from operations is not only influenced by cyclicality, demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of our receivable collections. Working capital needs are generally lower during our fiscal first and second quarters due to the seasonality that we experience in many regions of the country.

Operating activities used net cash of $11.9 million during the year ended September 30, 2011, as compared to $13.2 million of net cash used in the year ended September 30, 2010. The decrease in the use of cash from operating activities in the year ended September 30, 2011 was due to the increase in cash flow generated by higher balances in accounts payables and accrued expenses of $16.8 million, together with cash provided from the $2.9 million settlement of the Centerpoint project. The Centerpoint project was classified as a fully reserved long-term receivable. These items more than offset the increased 2011 net loss of $37.7 million as compared to the $32.1 million net loss generated in the year ended September 30, 2010.

Operating activities used net cash of $13.2 million during the year ended September 30, 2010, as compared to $11.3 million of net cash provided in the year ended September 30, 2009. The decrease in operating cash flows in the year ended September 30, 2010 was due to the year to date net loss of $32.1 million and the $8.7 million decrease of our accounts payable and accrued expenses related to the overall reduction in revenues along with the associated decrease in purchased materials compared to the year ended September 30, 2009. These decreases were partially offset by increased collections of accounts receivable and retainage of $17.8 million during the year ended September 30, 2010 and non-cash charges for bad debt expense of $7.4 million, which includes $3.7 million for the reserve established on our Centerpoint receivable and $3.7 million of bad debt expense.

Investing Activities

In the year ended September 30, 2011, net cash from investing activities provided $15.3 million as compared to $0.2 million of net cash used in investing activities in the year ended September 30, 2010. Investing activities in the year ended September 30, 2011 included $16.8 million from the sale of facilities, $1.2 million of proceeds from the sale of equipment; partially offset by $2.7 million used for capital expenditures. Investing activities in the year ended September 30, 2010 included $0.9 million used for capital expenditures, partially offset by $0.3 million from the sale of equipment and $0.4 million from a distribution from an investment

In the year ended September 30, 2010, we used net cash from investing activities of $0.2 million as compared to $5.9 million of net cash used in investing activities in the year ended September 30, 2009. Investing activities in the year ended September 30, 2010 included $0.9 million used for capital expenditures partially offset by a cash distribution from an investment of $0.4 million and $0.3 million of proceeds from the sale of equipment. Investing activities in the year ended September 30, 2009 included $4.7 million used for capital expenditures, partially offset by $0.9 million of proceeds from the sale of equipment. In addition, investing activities in the year ended September 30, 2009 included $2.2 million used for investments in unconsolidated affiliates.

Financing Activities

Financing activities used net cash of $0.8 million in the year ended September 30, 2011 compared to $17.9 million used in the year ended September 30, 2010. Financing activities in the year ended September 30, 2011 included $0.8 million used for payments of debt. Financing activities in the year ended September 30, 2010 included $18.2 million used for repayments of debt netted against $0.8 million provided by new financing.

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

Bonding Capacity

At September 30, 2011, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of September 30, 2011, the expected cumulative cost to complete for projects covered by our surety providers was $87.5 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Note 16 “Commitments and Contingencies – Surety” of our Consolidated Financial Statements, set forth in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Controlling Shareholder

On October 3, 2011, the Company entered into an amended and restated letter agreement with James M. Lindstrom, to memorialize Mr. Lindstrom’s appointment, effective October 3, 2011, as Chief Executive Officer and President of the Company. Mr. Lindstrom previously served in such capacities on an interim basis since June 2011 and has served as Chairman of the Company’s Board of Directors since February 2011. Mr. Lindstrom was an employee of Tontine from 2006 until October 2011. In his capacity as Chief Executive Officer and President, Mr. Lindstrom has the ability to affect the composition of the Company’s management and influence the business operations of the Company or extraordinary transactions outside the normal course of the Company’s business.

On July 21, 2011, Tontine, filed an amended Schedule 13D indicating its ownership level of 57.4% of the Company’s outstanding common stock. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit Facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company. On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly $10.0 million remains outstanding under the Tontine Term Loan.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2011, $0.6 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2011, $8.2 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2011, we did not have any open purchase commitments.

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

As of September 30, 2011, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$—	$10,000	$—	$—	$10,000
Operating lease obligations	$5,577	$4,843	$1,498	$942	$12,860
Capital lease obligations	$209	$289	$—	$—	$498

Total	$5,786	$15,132	$1,498	$942	$23,358

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Standby letters of credit	$6,466	$2,346	$—	$—	$8,812
Other commitments	$—	$—	$—	$—	$—

Total	$6,466	$2,346	$—	$—	$8,812

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will range from $1.0 to $1.5 million for the fiscal year ending on September 30, 2012. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K.

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

Commodity Risk

Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to fixed nature of many of our contracts. During 2011 and 2010, commodity prices were volatile, and we experienced overall increases in prices of copper, aluminum, steel and fuel. Over the long-term, we expect to be able to pass along a portion of these costs to our customers, as market conditions in the construction industry will allow.

Interest Rate Risk

We are also exposed to interest rate risk, with respect to our outstanding revolving debt obligations as well as our letters of credit.

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2011 (Dollar amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt Obligations—Fixed Rate:
Tontine Term Loan (11%)	$—	$10,000	$—	$—	$—	$—	$10,000
Capital Lease (22%)	$209	$260	$24	—	—	—	493
Fair Value of Debt:
Fixed Rate	$279	$10,874	$17	$—	$—	$—	$11,170

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Electrical Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries (“the Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 19, 2011

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	Years Ended September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,577	$32,924
Accounts receivable:
Trade, net of allowance of $2,645 and $3,360, respectively	85,728	88,252
Retainage	17,944	17,083
Inventories	8,443	12,682
Costs and estimated earnings in excess of billings on uncompleted contracts	10,592	12,566
Prepaid expenses and other current assets	2,840	5,449

Total current assets	161,124	168,956

LONG-TERM RECEIVABLE, net of allowance of $59 and $4,069, respectively	200	440
PROPERTY AND EQUIPMENT, net	8,016	19,846
GOODWILL	3,839	3,981
OTHER NON-CURRENT ASSETS, net	7,087	11,882

Total assets	$180,266	$205,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$209	$808
Accounts payable and accrued expenses	79,858	67,799
Billings in excess of costs and estimated earnings on uncompleted contracts	18,220	17,109

Total current liabilities	98,287	85,716

LONG-TERM DEBT, net of current maturities	10,289	10,448
LONG-TERM DEFERRED TAX LIABILITY	284	1,046
OTHER NON-CURRENT LIABILITIES	6,596	6,314

Total liabilities	115,456	103,524

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,938,071 and 14,773,904 outstanding, respectively	154	154
Treasury stock, at cost, 451,329 and 633,898 shares, respectively	(5,595)	(13,677)
Additional paid-in capital	164,262	171,510
Accumulated other comprehensive income	—	(88)
Retained deficit	(94,011)	(56,318)

Total stockholders’ equity	64,810	101,581

Total liabilities and stockholders’ equity	$180,266	$205,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Years Ended September 30,
	2011	2010	2009
Revenues	$481,607	$460,633	$665,997
Cost of services	445,585	404,140	556,469

Gross profit	36,022	56,493	109,528
Selling, general and administrative expenses	69,365	84,920	108,328
Gain on sale of assets	(6,583)	(174)	(465)
Asset Impairment	4,804	—	—
Restructuring charges	3,784	763	7,407

Loss from operations	(35,348)	(29,016)	(5,742)

Interest and other (income) expense:
Interest expense	2,277	3,513	4,526
Interest income	(68)	(242)	(432)
Other (income) expense, net	(10)	(109)	1,608

Interest and other expense, net	2,199	3,162	5,702

Loss from operations before income taxes	(37,547)	(32,178)	(11,444)
Provision (benefit) for income taxes	146	(31)	495

Net loss from continuing operations	$(37,693)	$(32,147)	$(11,939)

Discontinued operations (Note 4 “Strategic Actions”)
Income (loss) from discontinued operations	—	—	187
Provision (benefit) for income taxes	—	—	68

Net income (loss) from discontinued operations	—	—	119

Net loss	$(37,693)	$(32,147)	$(11,820)

Basic loss per share:
Continuing operations	$(2.60)	$(2.23)	$(0.83)

Discontinued operations	$—	$—	$0.01

Total	$(2.60)	$(2.23)	$(0.82)

Diluted loss per share:
Continuing operations	$(2.60)	$(2.23)	$(0.83)

Discontinued operations	$—	$—	$0.01

Total	$(2.60)	$(2.23)	$(0.82)

Shares used in the computation of loss per share (Note 6 “Per Share Information”):
Basic	14,493,747	14,409,368	14,331,614

Diluted	14,493,747	14,409,368	14,331,614

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

								Total
	Common Stock		Treasury Stock			Accum	Retained	Stockholders’
	Shares	Amount	Shares	Amount	APIC	OCI (Loss)	Deficit	Equity
BALANCE, September 30, 2008	15,407,802	$154	(654,023)	$(11,591)	$170,023	$—	$(12,351)	$146,235
Restricted stock grant	—	—	199,200	1,821	(1,821)	—	—	—
Forfeiture of restricted stock	—	—	(120)	(2)	2	—	—	—
Acquisition of treasury stock	—	—	(335,118)	(4,325)	—	—	—	(4,325)
Non-cash compensation	—	—	—	—	2,528	—	—	2,528
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	—	(11,820)	(11,820)

BALANCE, September 30, 2009	15,407,802	$154	(790,061)	$(14,097)	$170,732	$(70)	$(24,171)	$132,548

Restricted stock grant	—	—	221,486	807	(807)	—	—	—
Forfeiture of restricted stock	—	—	(38,000)	(217)	217	—	—	—
Acquisition of treasury stock	—	—	(27,323)	(170)	(2)	—	—	(172)
Non-cash compensation	—	—	—	—	1,370	—	—	1,370
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(32,147)	(32,147)

BALANCE, September 30, 2010	15,407,802	$154	(633,898)	$(13,677)	$171,510	$(88)	$(56,318)	$101,581

Restricted stock grant	—	—	333,616	4,595	(4,595)	—	—	—
Forfeiture of restricted stock	—	—	(130,258)	(450)	450	—	—	—
Acquisition of treasury stock	—	—	(20,789)	3,937	(4,009)	—	—	(72)
Non-cash compensation	—	—	—	—	906	—	—	906
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	—	(37,693)	(37,693)

BALANCE ,September 30, 2011	15,407,802	$154	(451,329)	$(5,595)	$164,262	$—	$(94,011)	$64,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,693)	$(32,147)	$(11,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income (loss) from discontinued operations	—	—	(119)
Bad debt expense	(715)	7,440	2,539
Deferred financing cost amortization	338	314	263
Depreciation and amortization	6,356	5,291	8,258
Gain on sale of business units	(6,657)	—	—
Loss (gain) on sale of assets	88	(174)	(465)
Non-cash compensation expense	906	1,370	2,520
Impairment of investment	4,804	150	2,850
Paid in kind interest	—	—	678
Equity in losses of investment	—	—	13
Goodwill adjustment – utilization of deferred tax assets	—	—	911
Deferred income tax	(107)	(1,244)	(1,924)
Changes in operating assets and liabilities
Accounts receivable	(2,761)	17,768	29,567
Inventories	(537)	(2,527)	2,701
Costs and estimated earnings in excess of billings	1,592	988	1,189
Prepaid expenses and other current assets	1,206	1,820	1,096
Other non-current assets	3,092	1,463	6,598
Accounts payable and accrued expenses	16,777	(8,679)	(23,547)
Billings in excess of costs and estimated earnings	1,111	(4,033)	(12,546)
Other non-current liabilities	348	(966)	910

Net cash (used in) provided by continuing operations	(11,852)	(13,166)	9,672
Net cash provided by discontinued operations	—	—	1,635

Net cash (used in) provided by operating activities	(11,852)	(13,166)	11,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,688)	(924)	(4,740)
Proceeds from sales of property and equipment	1,268	328	935
Proceeds from sales of facilities	16,763	—	—
Investment in unconsolidated affiliates	—	—	(2,150)
Distribution from unconsolidated affiliates	—	393	—

Net cash provided by (used in) continuing operations	15,343	(203)	(5,955)
Net cash provided by discontinued operations	—	—	65

Net cash provided by (used in) investing activities	15,343	(203)	(5,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	753	792
Repayments of debt	(766)	(18,184)	(2,427)
Purchase of treasury stock	(72)	(172)	(4,317)
Payments for debt issuance costs	—	(278)	—

Net cash used in financing activities	(838)	(17,881)	(5,952)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	2,653	(31,250)	(535)
CASH AND CASH EQUIVALENTS, beginning of period	32,924	64,174	64,709

CASH AND CASH EQUIVALENTS, end of period	$35,577	$32,924	$64,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,293	$3,899	$3,590
Cash paid for income taxes	$340	$263	$1,411
Assets acquired under capital lease	$68	$—	$774

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to establish a leading national provider of electrical services, focusing primarily on the communications, residential, commercial and industrial service and maintenance markets. We provide services from 53 locations serving the continental United States. The Company is organized into three business segments; Communications, Residential and Commercial & Industrial. The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Our Communications division is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, hi-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our 7 offices and our Communications headquarters located in Tempe, Arizona allowing dedicated onsite maintenance teams at our customer’s sites.

Our Residential division provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment is expanding its offerings by providing services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The division has 26 locations in Texas and the Sun-Belt, western and the Mid-Atlantic regions of the United States.

Our Commercial & Industrial division is one of the largest providers of electrical contracting services in the United States The division offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The division has 18 locations in Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities and residential developments. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. Service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short term economic fluctuations.

Controlling Shareholder

At September 30, 2011, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 3 “Controlling Shareholder” in the notes to these Consolidated Financial Statements.

Sale of Non-Strategic Manufacturing Facility

On November 30, 2010, a subsidiary of the Company sold substantially all the assets and certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment, such as switchgears, motor starters and control systems, to Siemens Energy, Inc. As part of this transaction, Siemens Energy, Inc. also acquired certain real property where the fabrication facilities are located from another subsidiary of the Company. The purchase price of $10,086 was adjusted to reflect working capital variances. The transaction was completed on December 10, 2010 at which time we recognized a gain of $6,763.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Sale of Non-Core Electrical Distribution Facility

On February 28, 2011, Key Electrical Supply, Inc, a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications to Elliot Electric Supply, Inc. The purchase price of $6,676 was adjusted to reflect working capital variances. The loss on this transaction was immaterial.

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

Asset Impairment

The Company recorded a pretax non-cash asset impairment charge of $3,551 related to certain internally-developed capitalized software, $968 for our investment in EnerTech Capital Partners II L.P. (“EnerTech”), $142 for goodwill and $143 related to real estate held by the Company. The Company ceased use of the internally-developed software in 2011. As a result, the software has a fair value of zero. The non-cash impairments related to the investment in EnerTech and the real estate are to adjust the carrying value to their estimated current market values.

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

Securities and Equity Investments

Our investments are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If, upon further investigation of such events, we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value.

Certain securities are classified as available-for-sale. These investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2011. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Long-Term Receivables

From time to time, we enter into payment plans with certain customers over periods in excess of one year. We classify these receivables as long-term receivables. Additionally, we provide an allowance for doubtful accounts for specific long-term receivables where collection is considered doubtful.

In March 2009, in connection with a construction project entering bankruptcy, we transferred $3,992 of trade accounts receivable to long-term receivable and initiated breach of contract and mechanics’ lien foreclosure actions against the project’s general contractor and owner, respectively. At the same time, we reserved the costs in excess of billings of $278 associated with this receivable. In March 2010, given the significant uncertainty associated with its ultimate collectability we reserved the remaining balance of $3,714, but continued to pursue collection through the bankruptcy court proceeding. In February 2011, we entered into a $2,850 settlement in connection with the breach of contract and mechanics’ lien foreclosure actions related to the receivable. The $2,850 recovery was recorded in the accompanying consolidated statements of operations as a component of selling, general, and administrative expenses.

Property and Equipment

Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense was $6,356, $5,291 and $8,258, respectively, for the years ended September 30, 2011, 2010 and 2009.

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

Goodwill

Goodwill attributable to each reporting unit is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows. These impairment tests are required to be performed at least annually. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital for each of the reportable units. On an ongoing basis (absent any impairment indicators), we perform an impairment test annually using a measurement date of September 30.

Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances:

	Years Ended September 30,
	2011	2010
Communications	$—	$—
Residential	3,839	3,839
Commercial & Industrial	—	142

	$3,839	$3,981

For the years ended September 30, 2011, 2010 and 2009, we recorded goodwill impairment of $142, $0, and $0, respectively. The impairment recorded in 2011 was attributable to our Commercial & Industrial segment. Based upon the results of our annual impairment analysis, the fair value of our Residential reporting unit significantly exceeded the book value, and warrants no impairment.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Debt Issuance Costs

Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $338, $314 and $263, respectively, for the years ended September 30, 2011, 2010 and 2009. At September 30, 2011, remaining unamortized capitalized debt issuance costs were $80.

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

Service work consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from service work are recognized when services are performed.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on construction costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2011, 2010 and 2009, there were no material revenues recorded associated with any claims.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in the construction industry, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few divisions within our Commercial & Industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2011.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Advertising

Advertising and marketing expense for the years ended September 30, 2011, 2010 and 2009 was approximately $512, $1,547, and $1,895, respectively. Advertising costs are charged to expense as incurred and are included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations.

Income Taxes

We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2011, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence. Prior to October 1, 2009, to the extent that we realize benefits from the usage of our pre-emergence deferred tax assets; such benefits first reduced goodwill, then other long-term intangible assets, then additional paid-in capital. Beginning October 1, 2009, with the adoption of new standards, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to our income tax expense. We believe the impact of the new standards will be significant in the period in which we determine that a reduction in the valuation allowance is warranted.

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

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2011, we compiled our historical data pertaining to the insurance experiences and actuarially developed the ultimate loss associated with our insurance programs. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all insurance reserves at September 30, 2011 and 2010, was $8,353 and $7,082, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2012	$3,666
2013	1,711
2014	1,005
2015	590
2016	378
Thereafter	1,003

Total	$8,353

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2011 and 2010, the discount rate used was 1.0 percent and 1.3 percent, respectively. The decrease in discount rate is driven by the prolonged decline in interest rates and a decrease in the average life of our associated claims. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2011 and 2010 was $7,040 and $6,916, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2012.

We had letters of credit of $8,182 outstanding at September 30, 2011 to collateralize our high deductable insurance obligations.

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

At September 30, 2011, 2010 and 2009, we performed evaluations of our long-lived assets. These evaluations resulted in impairment charges as described above under “Asset Impairment” and “Goodwill.”

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

No single customer accounted for more than 10% of our revenues for the years ended September 30, 2011, 2010 and 2009.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and a $10,000 senior subordinated loan agreement (the “Tontine Term Loan”). We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech, in the accompanying Consolidated Balance Sheets, approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine Term Loan is $10,649 based on comparable debt instruments at September 30, 2011. For additional information, please refer to Note 8, “Debt – The Tontine Term Loan” of this report.

We estimate that the fair value of our investment in EnerTech is $1,003 at September 30, 2011. For additional information, please refer to Note 7, “Detail of Certain Balance Sheet Accounts – Securities and Equity Investments – Investment in EnerTech.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2011 and 2010. The changes in fair values are recorded as unrealized gains (losses) as a component of other income (expense) in the Consolidated Statements of Operations.

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

3. CONTROLLING SHAREHOLDER

On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan., and $10,000 remains outstanding on the Tontine Term Loan.

Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our $40,000 Revolving Credit Facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

4. STRATEGIC ACTIONS

We are focused on return on capital and cash flow to maximize long-term shareholder value. As a result, we have increased our focus on a number of initiatives to return the Company to profitability. Included in these initiatives has been the closure or sale of a number of facilities within our Commercial & Industrial segment. During 2011, we initiated the sale or closure of all or portions of our Commercial & Industrial facilities in Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. We continue to evaluate the performance of the remaining operations in our Commercial & Industrial segment, which continues to operate in a very challenging environment. If we were to elect to dispose of a substantial portion of our remaining Commercial & Industrial segment, the realized values of such actions would be substantially less than current book values, which would likely result in a material adverse impact on our financial results.

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

In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial & Industrial administrative functions into one service center. We recorded at total of $8,170 in restructuring charges for the 2009 Restructuring Plan. As part of the restructuring charges, we recognized $154, $2,662, $3.917 and $1,437 in severance and facility closing charges within our Communications, Residential, Commercial & Industrial and Corporate segments, respectively.

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a new restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, during the next six to twelve months, we will either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs could range from $4,500 to $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As part of our restructuring charges within our Commercial & Industrial segment we recognized $1,455 in severance costs, $1,530 in consulting services, and $799 in costs related to lease terminations.

The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring charges incurred	1,455	1,530	799	3,784
Cash payments made	(374)	(1,194)	(9)	(1,577)

Restructuring liability at September 30, 2011	$1,081	$336	$790	$2,207

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives	Years Ended September 30,
	in Years	2011	2010
Land	N/A	$1,795	$2,797
Buildings	5-20	3,030	6,066
Transportation equipment	3-5	1,695	2,807
Machinery and equipment	3-10	3,077	4,556
Leasehold improvements	5-10	1,703	2,267
Information systems	2-8	8,939	20,631
Furniture and fixtures	5-7	1,942	2,590

		$22,181	$41,714
Less—Accumulated depreciation and amortization		(14,165)	(21,868)

Property and equipment, net		$8,016	$19,846

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2011, 2010 and 2009, (in thousands, except share information):

	Years Ended September 30,
	2011	2010	2009
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(37,693)	$(32,147)	$(11,939)
Net income (loss) from continuing operations attributable to restricted shareholders	—	—	—

Net income (loss) from continuing operations	$(37,693)	$(32,147)	$(11,939)

Net income (loss) from discontinued operations attributable to common shareholders	$—	$—	$117
Net income (loss) from discontinued operations attributable to restricted shareholders	—	—	2

Net income (loss) from discontinued operations	$—	$—	$119

Net income (loss) attributable to common shareholders	$(37,693)	$(32,147)	$(11,820)
Net income (loss) attributable to restricted shareholders	—	—	—

Net income (loss)	$(37,693)	$(32,147)	$(11,820)

Denominator:
Weighted average common shares outstanding — basic	14,493,747	14,409,368	14,331,614
Effect of dilutive stock options and non-vested restricted stock	—	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,493,747	14,409,368	14,331,614

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(2.60)	$(2.23)	$(0.83)
Basic earnings (loss) per share from discontinued operations	$—	$—	$0.01
Basic loss per share	$(2.60)	$(2.23)	$(0.82)

Diluted earnings (loss) per share:

Diluted earnings (loss) per share from continuing operations	$(2.60)	$(2.23)	$(0.83)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$0.01
Diluted loss per share	$(2.60)	$(2.23)	$(0.82)

For the years ended September 30, 2011, 2010 and 2009, 20,000, 158,500 and 158,500 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the years ended September 30, 2011, 2010 and 2009, 376,200, 348,086 and 230,176 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts and long-term receivables consists of the following:

	Years Ended September 30,
	2011	2010
Balance at beginning of period	$7,429	$3,574
Additions to costs and expenses	1,071	7,440
Deductions for uncollectible receivables written off, net of recoveries	(5,795)	(3,585)

Balance at end of period	$2,705	$7,429

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Accounts payable and accrued expenses consist of the following:

	Years Ended September 30,
	2011	2010
Accounts payable, trade	$49,556	$38,395
Accrued compensation and benefits	10,584	10,271
Accrued insurance liabilities	7,040	6,915
Other accrued expenses	12,678	12,218

	$79,858	$67,799

Contracts in progress are as follows:

	Years Ended September 30,
	2011	2010
Costs incurred on contracts in progress	$335,204	$362,594
Estimated earnings	21,942	47,656

	357,146	410,250
Less—Billings to date	(364,774)	(414,793)

Net contracts in progress	$(7,628)	$(4,543)

Costs and estimated earnings in excess of billings on uncompleted contracts	10,592	12,566
Less—Billings in excess of costs and estimated earnings on uncompleted contracts	(18,220)	(17,109)

Net contracts in progress	$(7,628)	$(4,543)

Other non-current assets are comprised of the following:

	Years Ended September 30,
	2011	2010
Deposits	$3,986	$6,587
Deferred tax assets	1,040	1,677
Executive Savings Plan assets	477	889
Securities and equity investments	1,003	2,065
Other	581	664

Total	$7,087	$11,882

Securities and Equity Investments

Investment in EPV Solar

We assessed the fair market value of our investment in EPV after its restructuring in 2009 and determined that it was below its carrying value. Accordingly, we recorded a $2,850 other-than-temporary impairment loss for the year ended September 30, 2009. The total impairment loss is reflected in our Consolidated Statements of Operations as a component of Other Expense and reduced the carrying value of our investment from $3,000 to $150 at September 30, 2009.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Investment in EnerTech

In April 2000, we committed to invest up to $5,000 in EnerTech through September 30, 2011, we have fulfilled our $5,000 investment under this commitment. As our investment is 2% of the overall ownership in EnerTech at September 30, 2011 and 2010, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at September 30, 2011 and 2010 was $1,003 and $2,005, respectively. Our results of operations for the year ended September 30, 2011 includes a write down of $967 attributable to our investment in EnerTech.

The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2011 and 2010:

	Years Ended September 30,
	2011	2010
Carrying value	$1,003	$2,005
Unrealized gains (losses)	—	(179)

Fair value	$1,003	$1,826

At each reporting date, the Company performs evaluations of impairment for securities to determine if the unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized losses at September 30, 2011 is other than temporary, and have adjusted the carrying value accordingly. As of September 30, 2011 and 2010, the carrying value of these investments was $1,003 and $2,005, respectively. See Note 15, “Fair Value Measurements” for related disclosures relative to fair value measurements.

On December 31, 2010, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2011. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2012 with the consent of the fund’s valuation committee.

Arbinet Corporation

On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet Corporation. We sold these shares in fiscal 2011; accordingly, the amount of unrealized holding losses included in other comprehensive income at September 30, 2011 and 2010 is $0 and $88, respectively.

8. DEBT

Debt consists of the following:

	Years Ended September 30,
	2011	2010
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	—	653
Capital leases and other	498	603

Total debt	10,498	11,256
Less — Short-term debt and current maturities of long-term debt	(209)	(808)

Total long-term debt	$10,289	$10,448

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Future payments on debt at September 30, 2011 are as follows:

	Capital Leases	Term Debt	Total
2012	$320	$—	$320
2013	319	10,000	10,319
2014	26	—	26
2015	—	—	—
2016	—	—	—
Thereafter	—	—	—
Less: Imputed Interest	(167)	—	(167)

Total	$498	$10,000	$10,498

For the years ended September 30, 2011, 2010 and 2009, we incurred interest expense of $2,277, $3,513 and $4,526, respectively.

The Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial institutions. On April 30, 2010, we renegotiated the terms of, and entered into an amendment to the Loan and Security Agreement pursuant to which the maturity date was extended to May 31, 2012. In connection with the amendment, we incurred an amendment fee of $200, which is being amortized over 24 months.

On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility was reduced to $40,000 and the maturity date was extended to November 12, 2012. Further, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral is added to the borrowing base calculation at 100% through out the term of the agreement. The Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. Additionally, if there are any loans outstanding on or after the April 30, 2012, the Company’s EBITDA for the period from October 2011 through March 2012, may not exceed a negative $2,500 and we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning April 1, 2012 to maintain any borrowings under the agreement. The measurement period for this additional test for borrowings begins with the monthly operating results for April 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The amended Agreement also calls for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit are the same as borrowings and also include a 25 basis point “fronting fee.” All other terms and conditions remain unchanged. In connection with the amendment, we incurred an amendment fee of $60 which, together with unamortized balance of the prior amendment is being amortized using the straight line method through November 12, 2012.

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

Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility in effect as of September 30, 2011, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

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

At September 30, 2011, we had $19,121 available to us under the Revolving Credit Facility, $8,812 in outstanding letters of credit and no outstanding borrowings.

At September 30, 2011, our Total Liquidity was $54,698. For the year ended September 30, 2011, we paid no interest for loans under the Revolving Credit Facility and had a weighted average interest rate, including fronting fees, of 3.55% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

As of September 30, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of September 30, 2011, our Total Liquidity was in excess of $25,000. Had our Total Liquidity been less than $25,000 at September 30, 2011, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.

While we expect to meet our financial covenants, in the event that we are not able to meet the covenants of our amended Revolving Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to the Revolving Credit Facility. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the years ended September 30, 2011, 2010 and 2009 was $172, $156 and $112, respectively, which is included in depreciation expense in the accompanying statements of operations.

9. LEASES

We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to retain cash, and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may cancel or terminate a lease before the end of its term. Typically, we would be liable to the lessor for various lease cancellation or termination costs and the difference between the fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

For a discussion of leases with certain related parties which are included below, see Note 13, “Related-Party Transactions.”

Rent expense was $5,195, $5,931 and $6,977 for the years ended September 30, 2011, 2010 and 2009, respectively. Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Year Ended September 30:
2012	$5,577
2013	3,077
2014	1,765
2015	967
2016	530
Thereafter	942

Total	$12,860

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

10. INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows:

	Years Ended September 30,
	2011	2010	2009
Federal:
Current	$—	$—	$—
Deferred	—	—	(28)
State:
Current	224	119	350
Deferred	(78)	(150)	173

	$146	$(31)	$495

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

	Years Ended September 30,
	2011	2010	2009
Provision (benefit) at the statutory rate	$(12,979)	$(11,262)	$(4,006)
Increase resulting from:
Non-deductible expenses	565	533	603
State income taxes, net of federal deduction	—	—	60
Change in valuation allowance	13,582	11,321	3,798
Contingent tax liabilities	(73)	—	—
Other	16	31	57
Decrease resulting from:
Change in valuation allowance	—	—	—
State income taxes, net of federal deduction	(965)	(421)	—
Other	—	(233)	(17)

	$146	$(31)	$495

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Years Ended September 30,
	2011	2010
Deferred income tax assets:
Allowance for doubtful accounts	$998	$1,269
Accrued expenses	5,269	4,930
Net operating loss carryforward	103,636	93,504
Various reserves	1,728	900
Equity losses in affiliate	286	98
Share-based compensation	2,676	2,584
Capital loss carryforward	3,889	3,901
Other	1,836	2,083

Subtotal	120,318	109,269
Less valuation allowance	(119,347)	(105,804)

Total deferred income tax assets	$971	$3,465

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Deferred income tax liabilities:
Property and equipment	$—	$(1,040)
Deferred contract revenue and other	(106)	(1,598)

Total deferred income tax liabilities	(106)	(2,638)

Net deferred income tax assets	$865	$827

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is less than probable and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded through September 30, 2011, we have derived a cumulative cash tax reduction of $11,438 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $135,820 and state net operating loss carry forwards of $11,981. We believe the realization of the additional net operating loss carry forwards is less than probable and have not recorded a deferred tax asset. We have $6,007 of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2011, approximately two years remain to be amortized.

As of September 30, 2011, we had available approximately $435,064 of federal net tax operating loss carry forward for federal income tax purposes, including $135,820 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2022. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $263,829 of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $126,487 state net tax operating loss carry forwards, including $11,981 resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2011. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2011, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, GAAP guidelines place considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2011, 2010 and 2009. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $113,810 for all federal deferred tax assets and $5,537 for certain state deferred tax assets. We believe that $363 of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $865 of state deferred tax assets will be realized and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on at least annually at the end of each fiscal year.

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

As a result of the reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $23,902. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then additional paid-in capital. As of September 30, 2011, we have received $72 in cash tax benefits related to the amortization of excess tax basis.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

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

A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows:

Balance at October 1, 2010	$5,613
Additions for position related to current year	5
Additions for positions of prior years	13
Reduction resulting from the lapse of the applicable statutes of limitations	(86)
Reduction resulting from settlement of positions of prior years	—

Balance at September 30, 2011	$5,545

As of September 30, 2011, $5,545 of unrecognized tax benefit would result in a decrease in the provision for income tax expense. We anticipate that approximately $76 of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

We had approximately $178 and $190 accrued for the payment of interest and penalties at September 30, 2011 and 2010, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2008 and forward are subject to audit as are tax years prior to September 30, 2008, to the extent of unutilized net operating losses generated in those years.

The net deferred income tax assets and liabilities are comprised of the following:

	Years Ended September 30,
	2011	2010
Current deferred income taxes:
Assets	$198	$1,800
Liabilities	(95)	(1,605)

Net deferred tax asset, current	$103	$195

Noncurrent deferred income taxes:
Assets	$1,046	$1,678
Liabilities	(284)	(1,046)

Net deferred tax asset, non-current	762	632

Net deferred income tax assets	$865	$827

11. OPERATING SEGMENTS

We manage and measure performance of our business in three distinct operating segments: Communications, Residential and Commercial & Industrial. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Communications segment consists of low voltage installation, design, planning and maintenance for mission critical infrastructure such as data centers. The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on income from operations of the respective business units prior to the allocation of Corporate office expenses. Transactions between segments are eliminated in consolidation. Our Corporate office provides general and administrative as well as support services to our three operating segments. Management allocates costs between segments for selling, general and administrative expenses and depreciation expense.

Segment information for the years ended September 30, 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended September 30, 2011
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$93,579	$114,732	$273,296	$—	$481,607
Cost of services	80,966	95,994	268,625	—	445,585

Gross profit	12,613	18,738	4,671	—	36,022
Selling, general and administrative	10,629	18,437	26,836	13,463	69,365
Loss (gain) on sale of assets	—	116	(61)	(6,638)	(6,583)
Asset Impairment	72	—	71	4,661	4,804
Restructuring charge	—	—	3,784	—	3,784

Income (loss) from operations	$1,912	$185	$(25,959)	$(11,486)	$(35,348)

Other data:
Depreciation and amortization expense	$344	$514	$1,699	$3,799	$6,356
Capital expenditures	$928	$181	$431	$1,148	$2,688
Total assets	$23,073	$23,584	$80,136	$53,473	$180,266

	Fiscal Year Ended September 30, 2010
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$79,344	$116,012	$265,277	$—	$460,633
Cost of services	65,491	92,470	246,179	—	404,140

Gross profit	13,853	23,542	19,098	—	56,493
Selling, general and administrative	7,983	23,685	39,083	14,169	84,920
(Gain) Loss on sale of assets	(8)	23	(124)	(65)	(174)
Restructuring charge	16	—	698	49	763

Income (loss) from operations	$5,862	$(166)	$(20,559)	$(14,153)	$(29,016)

Other data:
Depreciation and amortization expense	$431	$949	$2,377	$1,534	$5,291
Capital expenditures	$31	$178	$363	$352	$924
Total assets	$28,092	$27,164	$84,352	$65,497	$205,105

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Fiscal Year Ended September 30, 2009
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$78,724	$157,521	$429,752	$—	$665,997
Cost of services	66,868	120,743	368,858	—	556,469

Gross profit	11,856	36,778	60,894	—	109,528
Selling, general and administrative	6,643	33,519	51,943	16,223	108,328
Loss (gain) on sale of assets	—	37	(515)	13	(465)
Restructuring charge	138	2,662	3,219	1,388	7,407

Income (loss) from operations	$5,075	$560	$6,247	$(17,624)	$(5,742)

Other data:
Depreciation and amortization expense	$376	$3,287	$3,378	$1,217	$8,258
Capital expenditures	$79	$502	$942	$3,217	$4,740
Total assets	$19,210	$39,277	$106,140	$103,798	$268,425

12. STOCKHOLDERS’ EQUITY

The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.0 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan.

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

During the year ended September 30, 2011, we repurchased 20,789 common shares from our employees to satisfy tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 130,258 unvested shares were forfeited by former employees and returned to treasury stock. We issued 324,000 shares out of treasury stock under our share-based compensation programs. Finally, 9,616 phantom stock units granted to members of the Board of directors vested, triggering an issuance of 9,616 unrestricted shares from the balance held in treasury shares.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forefeitures	Shares Outstanding	Expense recognized through September 30, 2011
2006	384,850	$24.78	258,347	126,503	—	$6,402
2006	25,000	$17.36	25,000	—	—	$434
2007	20,000	$25.08	20,000	—	—	$502
2007	4,000	$26.48	4,000	—	—	$106
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	42,701	68,585	114,200	$360
2011	320,000	$3.39	7,627	50,373	262,000	$174

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

During the years ended September 30, 2011, 2010 and 2009, we recognized $787, $1,272, and $1,748, respectively, in compensation expense related to these restricted stock awards. At September 30, 2011, the unamortized compensation cost related to outstanding unvested restricted stock was $865. We expect to recognize $480 and $299 of this unamortized compensation expense during the years ended September 30, 2012 and 2013, respectively. A summary of restricted stock awards for the years ended September 30, 2011, 2010 and 2009 is provided in the table below:

	Years Ended September 30,
	2011	2010	2009
Unvested at beginning of year	352,086	230,716	171,926
Granted	320,000	225,486	185,100
Vested	(165,628)	(66,116)	(126,190)
Forfeited	(130,258)	(38,000)	(120)

Unvested at end of year	376,200	352,086	230,716

The fair value of shares vesting during the years ended September 30, 2011, 2010 and 2009 was $520, $423 and $1,202, respectively. Fair value was calculated as the number of shares vested times the market price of shares on the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2011 was $3.41.

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

We recognized $138 in compensation expense for 26,191 shares of performance-based phantom stock units (“PSUs”) are generally granted to the members of the Board of Directors in 2010, and $100 in compensation expense for 24,632 PSUs granted in 2011. These PSU’s will be paid via unrestricted stock grants to each director upon his departure from the Board of Directors. In accordance with the separation agreement resulting from the departure of one employee in fiscal 2009, 6,100 PSUs vested and expense of $59 was recorded.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2011, 2010 and 2009 are disclosed in the following table:

	Years Ended September 30,
	2011	2010	2009
Weighted average value per option granted during the period	$2.05	N/A	$8.56
Dividends (1)	$—	N/A	$—
Stock price volatility (2)	69.9%	N/A	86.4%
Risk-free rate of return	1.9%	N/A	1.3%
Option term	10.0 years	N/A	10.0 years
Expected life	6.0 years	N/A	6.0 years
Forfeiture rate (3)	0.0%	N/A	0.0%

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	The forfeiture rate for these options was assumed on the date of grant to be zero based on the limited number of employees who have been awarded stock options.

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

The following table summarizes activity under our stock option plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2008	161,000	$26.66
Options granted	7,500	17.09
Exercised	—	—
Forfeited and Cancelled	(10,000)	41.61

Outstanding, September 30, 2009	158,500	$19.87
Options granted	—	12.31
Exercised	—	—
Forfeited and Cancelled	—	33.35

Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at September 30, 2011:

Range of Exercise Prices	Outstanding as of September 30, 2011	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2011	Weighted-Average Exercise Price
$3.24	20,000	9.80	$3.24	—	$3.24

	20,000	9.80	$3.24	—	$3.24

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire between July 2016 and November 2018.

During the years ended September 30, 2011, 2010 and 2009, we recognized $19, $99 and $479, respectively, in compensation expense related to these awards. At September 30, 2011, the unamortized compensation cost related to outstanding unvested stock options was $39. We expect to recognize all of this unamortized compensation expense during the year ended September 30, 2012.

There was no intrinsic value of stock options outstanding and exercisable at September 30, 2011 and 2010, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

13. RELATED-PARTY TRANSACTIONS

In connection with some of our original acquisitions, certain divisions have entered into related party lease arrangements with former owners for facilities. Related party lease expense for the years ended September 30, 2011, 2010 and 2009 was $265, $432 and $446, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 9, “Leases.”

As described more fully in Note 8, “Debt – The Tontine Term Loan,” we entered into a $25,000 term loan with Tontine, a related party, in December 2007. During the years ended September 30, 2011, 2010 and 2009 we incurred interest expense of $1,100, $2,058 and $2,758, respectively, related to this term loan.

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

On February 13, 2009, we suspended company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the 401(k) Plan were $0, $0 and $769, respectively, for the years ended September 30, 2011, 2010 and 2009.

Management Incentive Plan

On December 10, 2008, the Compensation Committee of the Board of Directors, of IES approved and adopted the 2009 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan was dependent on the level of achievement against performance goals. As of September 30, 2009, we had recorded a total liability for incentive compensation of approximately $2,235, which was paid in fiscal 2010.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On December 16, 2010, the Compensation Committee of the Board of Directors of IES approved and adopted the 2011 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Incentive Compensation Plan is dependent on the level of achievement against performance goals. None of the performance-based criteria were met in 2011 for the Incentive Compensation Plan and no liability was recorded as of September 30, 2011.

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

On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. The aggregate contributions by us to the Executive Savings Plan were $0 for the September 30, 2011, 2010 and 2009.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $781 and $576 recorded as of September 30, 2011 and 2010, respectively.

15. FAIR VALUE MEASUREMENTS

Fair Value Measurement Accounting

This disclosure relates to the activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosure of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, are summarized in the following table by the type of inputs applicable to the fair value measurements:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Money market accounts	$1	$1	—	—
Executive Savings Plan assets	477	477	—	—
Executive Savings Plan liabilities	(552)	(552)	—	—

Total	$(74)	$(74)	—	—

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

We estimated the fair value of our debt securities, solely consisting of our investment in EPV, within the Level 3 hierarchy based on current available information surrounding the private company in which we invested. The fair value of the investments in debt securities was$0 at September 30, 2011 and $0 at September 30, 2010. In the years ended September 30, 2011, 2010 and 2009, we recognized $0, $150 and $2,850 of impairment to these securities.

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

The following is a discussion of our significant legal matters:

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that could mitigate potential exposure. As of September 30, 2011, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2011, we had $7,040 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2011, we had reserved $405 for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2011, $8,182 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of September 30, 2011, the estimated cost to complete our bonded projects was approximately $87,489. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010 we entered into a new surety agreement. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2011, we had cash totaling $3,985 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2011, $630 of our outstanding letters of credit were to collateralize our vendors.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2011, we had no such open purchase commitments.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2011 and 2010, are summarized as follows:

	Fiscal Year Ended September 30, 2011
	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter
Revenues	$113,649	$118,326	$122,714	$126,918
Gross profit	$11,172	$5,357	$9,063	$10,430
Restructuring charges	$—	$—	$1,667	$2,117
Net income (loss)	$(4,273)	$(10,081)	$(11,347)	$(11,992)
Earnings (loss) per share from continuing operations:
Basic	$(0.30)	$(0.70)	$(0.78)	$(0.82)
Diluted	$(0.30)	$(0.70)	$(0.78)	$(0.82)
Earnings (loss) per share:
Basic	$(0.30)	$(0.70)	$(0.78)	$(0.82)
Diluted	$(0.30)	$(0.70)	$(0.78)	$(0.82)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

In the quarter ended December 31, 2010, we recorded an impairment charge of $3,551 associated with internally developed software we discontinued and we recorded a gain of $6,763 relating to the sale of a non core manufacturing facility.

In the fourth quarter of fiscal 2011, we determined that $2,157 of accelerated amortization expenses attributable to the decision in October, 2010 to replace certain software earlier than its original assigned life should have been recorded in the first, second and third quarterly reporting periods of fiscal 2011. Additionally, during the fourth quarter of fiscal 2011 we determined an error was made in recording a change order for $475 on one job. As such, we have restated the quarterly information in the tables above to correct these errors, and have provided restated financial statements in the tables below.

	Fiscal Year Ended September 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$120,248	$107,619	$121,405	$111,361
Gross profit	$19,932	$13,588	$15,077	$7,896
Restructuring charges	$698	$65	$—	$—
Net income (loss)	$(805)	$(13,230)	$(6,557)	$(11,555)
Earnings (loss) per share from continuing operations
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Earnings (loss) per share:
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

In the second quarter of fiscal 2010, we had a charge of $3,714 related to a reserve placed on a long-term receivable. We ultimately recovered $2,850 in connection with a settlement in connection with a breach of contract and mechanic’s lien foreclosure actions related to this receivable in the second quarter of fiscal 2011.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of December 31, 2010
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,946	$—	$26,946
Accounts receivable:
Trade, Net	82,630	—	82,630
Retainage	17,281	—	17,281
Inventories	13,542	—	13,542
Costs and estimated earnings in excess of billings on uncompleted contracts	13,545	—	13,545
Prepaid expenses and other current assets	4,976	—	4,976

Total current assets	158,920	—	158,920

LONG TERM NOTES RECEIVABLES, net	422	—	422
PROPERTY AND EQUIPMENT, net	12,419	(719)	11,700
GOODWILL	3,981	—	3,981
OTHER NON-CURRENT ASSETS, net	11,561	—	11,561

Total assets	$187,303	$(719)	$186,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$609	$—	$609
Accounts payable and accrued expenses	55,939	(98)	55,841
Billings in excess of costs and estimated earnings on uncompleted contracts	14,992	—	14,992

Total current liabilities	71,540	(98)	71,442

LONG-TERM DEBT, net of current maturities	10,405	—	10,405
LONG-TERM DEFERRED TAX LIABILITY	1,045	—	1,045
OTHER NON-CURRENT LIABILITIES	6,190	—	6,190

Total liabilities	89,180	(98)	89,082

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(9,770)	—	(9,770)
Additional paid-in capital	167,710	—	167,710
Retained deficit	(59,971)	(621)	(60,592)

Total stockholders’ equity	98,123	(621)	97,502

Total liabilities and stockholders’ equity	$187,303	$(719)	$186,584

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended December 31, 2010
	As Reported	Adjustments	As Restated
Revenues	$113,649	$—	$113,649
Cost of services	102,477	—	102,477

Gross profit	11,172	—	11,172
Selling, general and administrative expenses	18,021	719	18,740
Gain on sale of assets	(6,729)	—	(6,729)
Asset Impairment	3,551	—	3,551

Loss from operations	(3,671)	(719)	(4,390)

Interest and other (income) expense:
Interest expense	599	—	599
Interest income	(25)	—	(25)
Other (income) expense, net	(15)	—	(15)

Interest and other expense, net	559	—	559

Loss from operations before income taxes	(4,230)	(719)	(4,949)
Provision (benefit) for income taxes	(578)	(98)	(676)

Net loss	$(3,652)	$(621)	$(4,273)

Basic loss per share:
Continuing operations	$(0.25)	$(0.04)	$(0.30)

Total	$(0.25)	$(0.04)	$(0.30)

Diluted loss per share:
Continuing operations	$(0.25)	$(0.04)	$(0.30)
Total	$(0.25)	$(0.04)	$(0.30)

Shares used in the computation of loss per share (Note 6 “Per Share Information”):
Basic	14,447,357	14,447,357	14,447,357

Diluted	14,447,357	14,447,357	14,447,357

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of March 31, 2011
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,707	$—	$36,707
Accounts receivable:
Trade, Net	82,915	—	82,915
Retainage	18,397	—	18,397
Inventories	9,454	—	9,454
Costs and estimated earnings in excess of billings on uncompleted contracts	15,115	—	15,115
Prepaid expenses and other current assets	5,031	—	5,031

Total current assets	167,619	—	167,619

LONG TERM NOTES RECEIVABLES, net	315	—	315
PROPERTY AND EQUIPMENT, net	11,642	(1,438)	10,204
GOODWILL	3,981	—	3,981
OTHER NON-CURRENT ASSETS, net	8,942	—	8,942

Total assets	$192,499	$(1,438)	$191,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$447	$—	$447
Accounts payable and accrued expenses	71,049	26	71,075
Billings in excess of costs and estimated earnings on uncompleted contracts	14,212	—	14,212

Total current liabilities	85,708	26	85,734

LONG-TERM DEBT, net of current maturities	10,418	—	10,418
LONG-TERM DEFERRED TAX LIABILITY	1,046	—	1,046
OTHER NON-CURRENT LIABILITIES	6,177	—	6,177

Total liabilities	103,349	26	103,375

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(6,861)	—	(6,861)
Additional paid-in capital	165,065	—	165,065
Retained deficit	(69,208)	(1,464)	(70,672)

Total stockholders’ equity	89,150	(1,464)	87,686

Total liabilities and stockholders’ equity	$192,499	$(1,438)	$191,061

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended March 31, 2011			Six months ended March 31, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$118,326	$—	$118,326	$231,975	$—	$231,975
Cost of services	112,969	—	112,969	215,447	—	215,447

Gross profit	5,357	—	5,357	16,528	—	16,528
Selling, general and administrative expenses	13,333	719	14,052	31,354	1,438	32,792
Gain on sale of assets	(87)	—	(87)	(6,816)	—	(6,816)
Asset Impairment	—	—	—	3,551	—	3,551

Loss from operations	(7,889)	(719)	(8,608)	(11,561)	(1,438)	(12,999)

Interest and other (income) expense:
Interest expense	576	—	576	1,175	—	1,175
Interest income	(24)	—	(24)	(49)	—	(49)
Other (income) expense, net	(8)	—	(8)	(24)	—	(24)

Interest and other expense, net	544	—	544	1,102	—	1,102

Loss from operations before income taxes	(8,433)	(719)	(9,152)	(12,663)	(1,438)	(14,101)
Provision (benefit) for income taxes	804	125	929	227	26	253

Net loss	$(9,237)	$(844)	$(10,081)	$(12,890)	$(1,464)	$(14,354)

Basic loss per share:
Continuing operations	$(0.64)	$(0.06)	$(0.70)	$(0.89)	$(0.10)	$(0.99)

Total	$(0.64)	$(0.06)	$(0.70)	$(0.89)	$(0.10)	$(0.99)

Diluted loss per share:
Continuing operations	$(0.64)	$(0.06)	$(0.70)	$(0.89)	$(0.10)	$(0.99)

Total	$(0.64)	$(0.06)	$(0.70)	$(0.89)	$(0.10)	$(0.99)

Shares used in the computation of loss per share (Note 6 “Per Share Information”):
Basic	14,481,005	14,481,005	14,481,005	14,463,996	14,463,996	14,463,996

Diluted	14,481,005	14,481,005	14,481,005	14,463,996	14,463,996	14,463,996

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of June 30, 2011
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,039	$—	$23,039
Accounts receivable:
Trade, Net	85,749	—	85,749
Retainage	19,845	—	19,845
Inventories	6,203	—	6,203
Costs and estimated earnings in excess of billings on uncompleted contracts	12,038	(475)	11,563
Prepaid expenses and other current assets	4,600	—	4,600

Total current assets	151,474	(475)	150,999

LONG TERM NOTES RECEIVABLES, net	235	—	235
PROPERTY AND EQUIPMENT, net	12,097	(2,157)	9,940
GOODWILL	3,981	—	3,981
OTHER NON-CURRENT ASSETS, net	8,895	—	8,895

Total assets	$176,682	$(2,632)	$174,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$265	$—	$265
Accounts payable and accrued expenses	67,127	15	67,142
Billings in excess of costs and estimated earnings on uncompleted contracts	12,644	—	12,644

Total current liabilities	80,036	15	80,051

LONG-TERM DEBT, net of current maturities	10,346	—	10,346
LONG-TERM DEFERRED TAX LIABILITY	1,046	—	1,046
OTHER NON-CURRENT LIABILITIES	6,022	—	6,022

Total liabilities	97,450	15	97,465

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(7,081)	—	(7,081)
Additional paid-in capital	165,531	—	165,531
Retained deficit	(79,372)	(2,647)	(82,019)

Total stockholders’ equity	79,232	(2,647)	76,585

Total liabilities and stockholders’ equity	$176,682	$(2,632)	$174,050

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended June 30, 2011			Nine months ended June 30, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$123,189	$(475)	$122,714	$355,163	$(475)	$354,688
Cost of services	113,651	—	113,651	329,097	—	329,097

Gross profit	9,538	(475)	9,063	26,066	(475)	25,591
Selling, general and administrative expenses	17,412	719	18,131	48,766	2,157	50,923
Gain on sale of assets	136	—	136	(6,679)	—	(6,679)
Asset Impairment	—	—	—	3,551	—	3,551
Restructuring charges	1,667	—	1,667	1,667	—	1,667

Loss from operations	(9,677)	(1,194)	(10,871)	(21,239)	(2,632)	(23,871)

Interest and other (income) expense:
Interest expense	571	—	571	1,746	—	1,746
Interest income	(13)	—	(13)	(62)	—	(62)
Other (income) expense, net	21	—	21	(3)	—	(3)

Interest and other expense, net	579	—	579	1,681	—	1,681

Loss from operations before income taxes	(10,256)	(1,194)	(11,450)	(22,920)	(2,632)	(25,552)
Provision (benefit) for income taxes	(91)	(12)	(103)	135	15	150

Net loss	$(10,165)	$(1,182)	$(11,347)	$(23,055)	$(2,647)	$(25,702)

Basic loss per share:
Continuing operations	$(0.70)	$(0.08)	$(0.78)	$(1.59)	$(0.18)	$(1.78)
Total	$(0.70)	$(0.08)	$(0.78)	$(1.59)	$(0.18)	$(1.78)

Diluted loss per share:
Continuing operations	$(0.70)	$(0.08)	$(0.78)	$(1.59)	$(0.18)	$(1.78)
Total	$(0.70)	$(0.08)	$(0.78)	$(1.59)	$(0.18)	$(1.78)

Shares used in the computation of loss per share (Note 6 “Per Share Information”):
Basic	14,491,966	14,491,966	14,491,966	14,472,441	14,472,441	14,472,441

Diluted	14,491,966	14,491,966	14,491,966	14,472,441	14,472,441	14,472,441

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Fiscal Year Ended September 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$120,248	$107,619	$121,405	$111,361
Gross profit	$19,932	$13,588	$15,077	$7,896
Restructuring charges	$698	$65	$—	$—
Net income (loss)	$(805)	$(13,230)	$(6,557)	$(11,555)
Earnings (loss) per share from continuing operations
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Earnings (loss) per share:
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

In the second quarter of fiscal 2010, we had a charge of $3,714 related to a reserve placed on a long-term receivable. We ultimately recovered $2,850 in connection with a settlement in connection with a breach of contract and mechanic’s lien foreclosure actions related to this receivable in the second quarter of fiscal 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, and the identification of a material weakness, management concluded that Integrated Electrical Services did not maintain effective internal control over financial reporting during the year ended September 30, 2011.

The material weakness that we identified relates to a control deficiency at our corporate office that resulted in the inadequate reporting of certain software amortization expense. The corporate office failed to provide adequate managerial oversight, did not perform a timely review of the useful lives of its assets and did not engage in adequate inter-department communications between the IT and finance departments. The deficiency was identified by corporate management as of September 30, 2011, resulting in material revision of software amortization expense among the quarterly periods of fiscal 2011.

Remediation of Material Weakness

Management believes it has remediated the material weakness related to the review of the useful lives of its assets. The remediation included enhanced inter-department communication, additional internal financial review and a specific review of all material software currently capitalized and amortized during the company’s financial close process.

Changes in Internal Control over Financial Reporting

At September 30, 2011 we believe the steps identified above have remediated the identified material weakness. Apart from the completion of this remediation process, there have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2011 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Certain of the information required to be included Item 10 of Part III of this Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2012.

Executive Officers

Certain information with respect to each executive officer is as follows:

James M. Lindstrom, 39, has served as President and Chief Executive Officer of the Company since October 3, 2011. He previously served as Interim President and Chief Executive Officer of the Company since June 30, 2011. Mr. Lindstrom was an employee of Tontine Associates, LLC, a private investment fund, from 2006 to October 3, 2011. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of 57.4% of the Company’s Common Stock. From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation, a regional financial services company and had prior experience in private equity and investment banking. Mr. Lindstrom served as a director of Broadwind Energy, Inc., (a leading provider of components, logistics and services to the wind power and broader energy markets) from October 2001 to May 2010. He also served as Chairman of the Board, Chairman of the Compensation Committee and the Executive Committee and as a member of the Nominating/Governance Committee of Broadwind Energy.

Michael J. Caliel, 52, was President and Chief Executive Officer of the Company from July 2006 until his resignation on June 30, 2011. From 1993 until he joined the Company, Mr. Caliel was employed by Invensys, a global automation, controls and process solutions company, where he served in a variety of senior management positions, including his most recent position as President of Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

Terry L. Freeman, 61, has served as Senior Vice President and Chief Financial Officer since March 2010. Mr. Freeman has been an independent business consultant since December 2005. From 1997 until December 2005, Mr. Freeman served Metals USA, a metal service company that served OEM manufacturers, contractors and metal fabrication businesses, in several senior financial roles, most recently serving as Senior Vice President and Chief Financial Officer. From 1990 to 1997, Mr. Freeman held the positions of Corporate Controller and Director of Financial Reporting at Maxxam, Inc., a diversified holding company with sales in excess of $2.3 billion. From 1980 to 1990, he served in senior audit positions at Arthur Andersen & Company and at Deloitte & Touche. He also served in the U. S. Army.

William L. Fiedler, 53, has served as Senior Vice President, General Counsel and Secretary of Integrated Electrical Services, Inc. since March 2009. From October 1999 through February 2009, Mr. Fiedler served as Senior Vice President, General Counsel and Secretary of NetVersant Solutions, Inc., a privately-owned communications infrastructure company. From November 1997 through October 1999, Mr. Fiedler was Senior Vice President, General Counsel and Secretary of LandCare USA Inc., a publicly traded commercial landscaping company. From February 1994 through October 1997, Mr. Fiedler was Vice President, General Counsel and Secretary of Allwaste, Inc., a publicly traded industrial service company, and from February 1990 through January 1994, was Senior Counsel of Allwaste. Prior to that, Mr. Fiedler held the position of Chief Legal and Compliance Officer of Sentra Securities Corporation, a NASD registered broker-dealer.

Robert B. Callahan, 54, was the Senior Vice President of Human Resources from June 2005 to November 2010. Mr. Callahan was Vice President of Human Resources from February 2005 to June 2005 and was Vice President of Employee Relations since 2004. Mr. Callahan joined IES in 2001, after 11 years with the H.E.B. Grocery Company where he served as Director of Human Resources. Mr. Callahan has also served as a faculty member at the University of Texas at San Antonio where he taught Employment Law, Human Resources Management and Business Communications.

Richard A. Nix, 57, was Group Vice President of the Company from December 2007 until his resignation on July 1, 2011. From December 2006 to present Mr. Nix was president of Houston Stafford Electric (“HSE”) which changed its name to IES Residential, Inc. in September 2007. From January 2004 until December 2006 he was Senior Division Manager of HSE and a consultant to that entity from January 2003 to January 2004.

Mr. Callahan was an officer of the Company when it filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on February 14, 2006.

We have adopted a Code of Ethics for Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-co.com . If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement under the section entitled “Report of the Audit Committee—Audit Committee Financial Expert.”

Directors

Certain information with respect to each director is as follows. Each director with an asterisk next to his name is independent in accordance with the Company’s Corporate Governance Guidelines and the rules and regulations of the NASDAQ Global Market System (“NASDAQ”) and the Securities and Exchange Commission (the “SEC”).

James M. Lindstrom, 39, has served as President and Chief Executive Officer of the Company since October 3, 2011. He previously served as Interim President and Chief Executive Officer of the Company since June 30, 2011. Mr. Lindstrom was an employee of Tontine Associates, LLC, a private investment fund, from 2006 to October 3, 2011. Tontine Associates, LLC is an affiliate of Jeffrey Gendell, the beneficial owner of 57.4% of the Company’s Common Stock. From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation, a regional financial services company and had prior experience in private equity and investment banking. Mr. Lindstrom served as a director of Broadwind Energy, Inc., (a leading provider of components, logistics and services to the wind power and broader energy markets) from October 2001 to May 2010. He also served as Chairman of the Board, Chairman of the Compensation Committee and the Executive Committee and as a member of the Nominating/Governance Committee of Broadwind Energy.

Donald L. Luke*, 74, was Chairman and Chief Executive Officer of American Fire Protection Group, Inc., a private company involved in the design, fabrication, installation and service of products in the fire sprinkler industry from 2001 until April 2005. From 1997 to 2000, Mr. Luke was President and Chief Operating Officer of Encompass Services (construction services) and its predecessor company, GroupMac. Mr. Luke held a number of key positions in product development, marketing and executive management in multiple foreign and domestic publicly traded companies. Mr. Luke also serves on the board of directors of American Fire Protection Group, Inc. and is a director of Cable Lock, Inc., which manages the affiliated Olshan Foundation Repair companies.

Charles H. Beynon*, 63, From 1973 until his retirement from the firm in 2002, Mr. Beynon was employed by Arthur Andersen & Co., an accounting firm, including 19 years as a partner. He also currently serves as a director of Broadwind Energy, Inc. (a leading provider of component, logistics and services to the wind power and broader energy markets) and is Chairman of its Audit Committee. Mr. Beynon also is a Certified Public Accountant.

John E. Welsh*, 60, is President of Avalon Capital Partners, LLC, a private investment vehicle, a position he has held since January 2003. From October 2000 until December 2002, Mr. Welsh was Managing Director of CIP Management, LLC, the management entity for a series of venture capital partnerships affiliated with Rothchild, Inc. Mr. Welsh has been a director of General Cable Corp., a developer, designer, manufacturer, marketer and distributor of copper, aluminum and fiber optic wire and cable products since 1997, and Non-Executive Chairman since August 2001.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” to our Consolidated Financial Statements set forth in Item 8 “Financial Statements and Supplementary Data” to this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	20,000	(1)	$3.24	1,021,225	(2)

(1)	Represents shares issuable upon exercise of outstanding options granted under the Integrated Electrical Services, Inc. 2006 Equity Incentive Plan. This plan was authorized pursuant to the Company’s plan of reorganization and provides for the granting or awarding of stock options, stock and restricted stock to employees (including officers), consultants and directors of the Company. All stock options granted under this plan were granted at fair market value on the date of grant. 486,926 shares of restricted stock are outstanding under this plan.
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

10.18

Amendment, dated December 15, 2011, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2011)

10.19	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

10.20	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

10.21	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

10.22	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.23	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.24	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.25	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.26	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.27	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.28	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.29	Employment Agreement, dated March 29, 2010, by and between the Company and Terry L. Freeman. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010)

10.30	Amended and Restated Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.31	First Amendment to Employment Agreement, dated September 24, 2010, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.32	First Amendment to Employment Agreement, dated September 24, 2010, by and between the Company and Terry Freeman. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.33	Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and Richard A. Nix. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.34	Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and William L. Fiedler. (Incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-K filed December 14, 2010)

10.35	Fiscal 2011 Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2010).

10.36	Fiscal 2011 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2010).

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Terry L. Freeman, Chief Financial Officer(1)

32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

32.2	Section 1350 Certification of Terry L. Freeman, Chief Financial Officer(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2011.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ JAMES M. LINDSTROM
James M. Lindstrom
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of INTEGRATED ELECTRICAL SERVICES, INC. hereby constitutes and appoints James M. Lindstrom and William L. Fiedler, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2011.

INTEGRATED ELECTRICAL SERVICES, INC.

Signature	Title

/s/ James M. Lindstrom	Chief Executive Officer, President and Chairman of the Board of Directors
James M. Lindstrom

/s/ Terry L. Freeman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Terry L. Freeman

/s/ Charles H. Beynon	Director
Charles H. Beynon

/s/ Donald L. Luke	Director
Donald L. Luke

/s/ John E. Welsh, III	Director
John E. Welsh, III