Form 10-K/A
period 2011-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2012-03-30
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

(713) 860-1500

Registrant’s telephone number, including area code:

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 28, 2012 is incorporated by reference into Part III of this Amendment No. 1 to our Form 10-K.

Explanatory Paragraph

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K of Integrated Electrical Services, Inc. (“we”, “us”, “our” or the “Company”) is to amend our Annual Report on Form 10-K for the year ended September 30, 2011 filed on December 20, 2011 (the “Original Form 10-K”), to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets as of September 30, 2010 and 2011, and our consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2009, 2010 and 2011.

These corrections primarily include recording of a previously understated vacation accrual, which should have been recorded at September 30, 2008, with subsequent impact to the statement of operations with yearly balance fluctuations. Additionally, for all restated periods we recorded other adjustments deemed immaterial to our net losses recorded in the years ended September 30, 2009, 2010 and 2011. These adjustments include, but are not limited to, recording billing, payroll and other accruals, and the associated revenue and gross margin impacts, in the proper accounting period.

Additional information on the effect of the correction to our financial statements as a result of this restatement is contained in Note 18 – Restatement of Financial Statements included in this report

In addition, the Company has amended Item 9A including Managements’ Annual Report on Internal Control Over Financial Reporting to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.

As a result of the restatement, the Company has determined it will be necessary to amend the Original Form 10-K. This Amendment No. 1 amends and restates in its entirety Part I, Item 1 and Part II, Items 6, 7, 8, 9 and 9A of the Original Form 10-K. Within Part II, the restatement impacted the following notes to our financial statements: 5, 6, 7, 10, 11, 17 and 18. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 18 to the accompanying consolidated financial statements and to reflect the change in Chief Financial Officer, as set forth in Part III, Item 10.

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.

PART I

DEFINITIONS

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors” could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Amendment No.1 to our Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of electrical infrastructure services to the communications, residential, commercial and industrial industries. Originally established as IES in 1997, we provide services from 53 locations serving the continental 48 states as of September 30, 2011. Our operations are organized into three business segments, based upon the nature of its products and services (more complete descriptions follow):

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

The table below describes the percentage of our total revenues attributable to each of our three segments over each of the last three years:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Years Ended September 30,
	2011		2010		2009
	Restated		Restated		Restated
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$93,579	19.7%	$79,344	17.1%	$78,724	11.8%
Residential	114,732	24.1%	115,947	25.0%	157,586	23.6%
Commercial & Industrial	267,052	56.2%	268,139	57.9%	430,727	64.6%

Total Consolidated	$475,363	100.0%	$463,430	100.0%	$667,037	100.0%

For additional financial information by segment, see Note 11, “Operating Segments” to the Consolidated Financial Statements, which is incorporated herein by reference.

Net Operating Loss Carry Forward

The Company and certain of its subsidiaries have federal net operating loss carry forwards of approximately $435 million at September 30, 2011, including approximately $136 million resulting from the additional amortization of personal goodwill. For more information see Item 8, “Financial Statements and Supplementary Data” of this Amendment No. 1 to our Form 10-K.

Operating Segments

Communications

Business Description

Originally established in 1984, our Communications division is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, hi-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our seven offices and our Communications headquarters located in Tempe, Arizona allowing dedicated onsite maintenance teams at our customer’s sites. In 2010, our Communications segment was separated from our Commercial & Industrial segment to form a new operating segment. The decision to report Communications as a separate segment was made as the Company changed its internal reporting structure and the segment gained greater significance as a percentage of consolidated revenues, gross profit and operating income. Moreover, the Communications segment is a separate and specific part of future strategic growth plans of the Company.

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

Recent Developments

We are focused on return on capital and cash flow to maximize long-term shareholder value. As a result, we have increased our focus on a number of initiatives to return the Company to profitability. Included in these initiatives has been the closure or sale of a number of facilities within our Commercial & Industrial segment. During 2011, we initiated the sale or closure of all or portions of our Commercial & Industrial facilities in Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. We continue to evaluate the performance of the remaining operations in our Commercial & Industrial segment, which continues to operate in a very challenging environment. If we were to elect to dispose of a substantial portion of our remaining Commercial & Industrial segment, the realized values of such actions would be substantially less than current book values, which would likely result in a material adverse impact on our financial results. In addition, we often consider and evaluate additional investments in our existing divisions and acquisitions that may or may not be complementary to our existing business, but are expected to contribute to our goal of maximizing long-term shareholder value.

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

•

Electric utility construction activity is forecasted to drop 24% in 2012, falling for the fourth year in a row since the record high in 2008. Alternative power projects, such as wind and solar, are expected to decline as federal and state loan guarantees expire as a result of budget constraints from these entities. On a positive note the Nuclear Regulatory Commission is expected to issue final approvals for two new facilities in early 2012. These projects are valued at $8.0 billion a piece.

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

Backlog

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started. Backlog is not a guarantee of future revenues, as contractual commitments may change. As of September 30, 2011, our backlog was approximately $174.5 million compared to $219.3 million as of September 30, 2010. This decline is primarily due to actions taken to close certain unprofitable operations in our Commercial & Industrial segment, which are more fully described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — The 2011 Restructuring Plan” of this Amendment No. 1 to our Form 10-K. The Communications segment backlog was $26.6 million, essentially unchanged form the prior year. The Residential segment experienced a 31.7% increase to $32.0 million as of September 30, 2011 as compared to fiscal 2010, as multi-family housing starts have increased. We do not include single-family housing or time and material work as a component of our Residential backlog. The Commercial & Industrial segment backlog not associated with the wind-down of operations described in the 2011 Restructuring Plan, declined modestly year-over-year, due to competitive market pressures, project selection delays and project cancellations. We do not include service or time and material work as a component of our Commercial & Industrial backlog.

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

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. In addition a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Currently, we have approximately $435 million of federal net operating losses that are available to use to offset taxable income, exclusive of net operating losses from the amortization of additional tax goodwill. In addition, we have approximately $12.6 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382, exclusive of net operating losses from the amortization of additional tax goodwill, and will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating loss currently available to offset taxable income.

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

Item 6. Selected Financial Data

The consolidated financial statements as of September 30, 2011 and 2010 have been restated to include certain adjustments as detailed in Note 18 – Restatement. The following selected consolidated historical financial information for IES reflect the restatement adjustments and should be read in conjunction with the audited historical Consolidated Financial Statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8 “Financial Statements and Supplementary Data” to this Amendment No. 1 to our Form 10-K.

	Years Ended September 30,
	2011	2010	2009	2008	2007
	Restated	Restated	Restated	Restated
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$475,363	$463,430	$667,037	$818,287	$890,351
Cost of services	439,978	405,988	557,913	687,287	745,429

Gross profit	35,385	57,442	109,124	131,000	144,922
Selling, general and administrative expenses	68,858	84,877	108,171	119,779	136,969
Gain on sale of Assets	(6,583)	(174)	(465)	(114)	(46)
Asset impairment	4,804	—	—	—	—
Restructuring charges	3,784	763	7,407	4,598	824

(Loss) Income from Operations	(35,478)	(28,024)	(5,989)	6,737	7,175

Other (income) expense:
Interest expense, net	2,209	3,271	4,094	6,529	5,835
Other expense (income), net	(10)	(109)	1,608	(888)	(336)

Interest and other expense, net	2,199	3,162	5,702	5,641	5,499

(Loss) income from operations before income taxes	(37,677)	(31,186)	(11,691)	1,096	1,676
Provision (benefit) for income taxes	146	(31)	495	2,436	2,276

Net (loss) income from continuing operations	$(37,823)	$(31,155)	$(12,186)	$(1,340)	$(600)

Discontinued Operations:
Income (loss) from discontinued operations	—	—	187	(616)	(4,977)
Provision (benefit) for income taxes	—	—	68	(221)	(1,165)

Net income (loss) discontinued operations	—	—	119	(395)	(3,812)

Net loss	$(37,823)	$(31,155)	$(12,067)	$(1,735)	$(4,412)

Basic (loss) earnings per share:
Continuing operations	$(2.61)	$(2.16)	$(0.85)	$(0.09)	$(0.04)
Discontinued operations	$—	$—	$0.01	$(0.03)	$(0.25)
Total	$(2.61)	$(2.16)	$(0.84)	$(0.12)	$(0.29)
Diluted (loss) earnings per share:
Continuing operations	$(2.61)	$(2.16)	$(0.85)	$(0.09)	$(0.04)
Discontinued operations	$—	$—	$0.01	$(0.03)	$(0.25)
Total	$(2.61)	$(2.16)	$(0.84)	$(0.12)	$(0.29)
Shares used to calculate loss per share
Basic	14,493,747	14,409,368	14,331,614	14,938,619	15,058,972
Diluted	14,493,747	14,409,368	14,331,614	15,025,023	15,058,972

	Years Ended September 30,
	2011	2010	2009	2008	2007
	Restated	Restated	Restated
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$35,577	$32,924	$64,174	$64,709	$69,676
Working capital	61,721	82,202	119,099	125,581	157,690
Total assets	180,244	207,860	270,653	320,538	353,422
Total debt	10,498	11,256	28,687	29,644	45,776
Total stockholders’ equity	64,301	101,201	131,175	144,687	153,925

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8 “Financial Statements and Supplementary Data” of this Amendment No.1 to our Form 10-K. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Amendment No. 1 to our
Form 10-K.

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

Accordingly, we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill and asset impairment, our allowance for doubtful accounts receivable, the recording of our insurance liabilities and estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Note 2, “Summary of Significant Accounting Policies” of our Consolidated Financial Statements, set forth in Item 8 “Financial Statements and Supplementary Data” of this Amendment No. 1 to our Form 10-K, and at relevant sections in this discussion and analysis.

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

New Accounting Pronouncements. Newly adopted accounting policies are described in Note 2 “Summary of Significant Accounting Policies — New Accounting Pronouncements” of our Consolidated Financial Statements, set forth in Item 8 “Financial Statements and Supplementary Data” of this Amendment No. 1 to our Form 10-K, and at relevant sections in this discussion and analysis.

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

The 2009 Restructuring Plan

In the first quarter of our 2009 fiscal year, we began a new restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. The costs associated with this plan are disclosed in connection with our results of operations below.

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

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a new restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we will either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability. Based on the historical margin impacts in 2011 and 2010, we anticipate that the shut down of these facilities will positively impact future earnings and cash flow. It is our expectation that the remaining costs related to the 2011 Restructuring Plan will be recognized in full by September 30, 2012. The costs associated with this plan are disclosed in connection with our results of operations below.

Results of Operations

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Years Ended September 30,
	2011		2010		2009
	Restated		Restated		Restated
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$475,363	100.0%	$463,430	100.0%	$667,037	100.0%
Cost of services	439,978	92.6%	405,988	87.6%	557,913	83.6%

Gross profit	35,385	7.4%	57,442	12.4%	109,124	16.4%
Selling, general and administrative expenses	68,858	14.5%	84,877	18.3%	108,171	16.2%
Gain on sale of assets	(6,583)	(1.4)%	(174)	—%	(465)	(0.1)%
Asset impairment	4,804	1.0%	—	—%	—	—%
Restructuring charges	3,784	0.8%	763	0.2%	7,407	1.1%

Loss from operations	(35,478)	(7.5)%	(28,024)	(6.1)%	(5,989)	(0.8)%

Interest and other expense, net	2,199	0.5%	3,162	0.7%	5,702	0.9%

Loss from operations before income taxes	(37,677)	(8.0)%	(31,186)	(6.8)%	(11,691)	(1.7)%
Provision (benefit) for income taxes	146	—%	(31)	—%	495	0.1%

Net loss from continuing operations	(37,823)	(8.0)%	(31,155)	(6.8)%	(12,186)	(1.8)%

Net income from discontinued operations	—	—%	—	—%	119	—%

Net loss	$(37,823)	(8.0)%	$(31,155)	(6.8)%	$(12,067)	(1.8)%

YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO YEAR ENDED SEPTEMBER 30, 2010

Revenues

	Years Ended September 30,
	2011		2010
	Restated		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$93,579	19.7%	$79,344	17.1%
Residential	114,732	24.1%	115,947	25.0%
Commercial & Industrial	267,052	56.2%	268,139	57.9%

Total Consolidated	$475,363	100.0%	$463,430	100.0%

Consolidated revenues for the year ended September 30, 2011 were $11.9 million greater than the year ended September 30, 2010, an increase of 2.6%.

Our Communications segment revenues increased $14.2 million during the year ended September 30, 2011, a 17.9% increase compared to the year ended September 30, 2010. This increase is primarily due to an increase in data center projects and national account activity. We believe the expansion of technology, cloud computing and increased demands for consumer focused data storage and collection, has led to an increase in demand for additional data center capacity. Revenues attributable to data centers were $29.9 million for the year ended September 30, 2011 compared to $18.4 million for the year ended September 30, 2010. National accounts are used within this segment to describe customers who have multiple mission critical facilities throughout the United States; we provide a wide range of project and maintenance services to these customers. Revenues from our national accounts were $21.5 million during the year ended September 30, 2011, and $12.8 million during the year ended September 30, 2010. Although the growth in data center and national account projects was significant for the year ended September 30, 2011, there can be no assurance that this level of business or growth will continue, as substantially all of our project work is awarded through a competitive bid process. The increased revenues were slightly offset by a decrease in revenues from our Baltimore facility; those revenues were $10.0 million for the year ended September 30, 2011 compared to $10.2 million for the year ended September 30, 2010, a decrease of $0.2 million. During fiscal 2012, we announced the closure of the Baltimore facility, whose revenues were comprised of local, lower margin communications projects.

Our Residential segment revenues decreased $1.2 million during the year ended September 30, 2011, a decrease of 1.0% as compared to the year ended September 30, 2010. Approximately $4.4 million of this decrease is primarily attributable to the sale of a non core electrical distribution facility in February 2011. Revenues for our multi-family construction increased by $10.7 million as multi-family industry project starts increased to 195,000 units from 154,000 units in 2010. In 2011, multi-family industry starts were attributed to improved demand for rental housing. Rental housing demand was partially driven by the deferral of purchases of single family homes due to more restrictive lending practices for single family purchases, an uncertain job market and lower apartment vacancy rates. Single family construction revenues declined by $6.6 million, partially due to the end in tax stimulus for new home buyers, more restrictive lending practices and an uncertain job market. Nationwide demand for single-family homes declined, particularly in markets such as Southern California, Arizona, Nevada, Texas and Georgia.

Revenues in our Commercial & Industrial segment decreased $1.1 million during the year ended September 30, 2011, a decrease of 0.4% compared to the year ended September 30, 2010. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed to the long lead time of our projects. According to McGraw Hill, total nonresidential building starts in the United States, in terms of millions of square feet, decreased 13% in 2010 and was unchanged in 2011. Our Industrial projects experienced revenue increases while our Commercial projects, exclusive of those included in our 2011 restructuring plan, were essentially unchanged as the rate of decline for most industry sectors have begun to stabilize. Revenues from our Industrial projects increased by $10.7 million, during the year ended September 30, 2011, as compared to the year ended September 30, 2010; primarily due to a project at a refinery in Southeast Texas. Although the growth in Industrial projects were significant for the year over year comparison for the period ended September 30, 2011, there can be no assurance that this level of business or growth will continue, as substantially all of our project work is awarded through a competitive bid process. Projects in all sectors remain subject to delays or cancellation with little advance notice. In many of our Commercial markets, we continue to experience increased competition from new entrants, including residential contractors or contractors from other geographies. Revenues associated with the wind-down facilities described in the 2011 Restructuring Plan totaled $44.3 million, a decrease of $18.7 million during the year ended September 30, 2011, compared to the year ended September 30, 2010.

Gross Profit

	Years Ended September 30,
	2011		2010
	Restated		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$12,561	13.4%	$13,844	17.4%
Residential	18,690	16.3%	23,525	20.3%
Commercial & Industrial	4,134	1.5%	20,073	7.5%

Total Consolidated	$35,385	7.4%	$57,442	12.4%

The $22.1 million decrease in our consolidated gross profit for the year ended September 30, 2011, as compared to the year ended September 30, 2010, was primarily the result of lower margins on contracts and operating difficulties encountered by our Commercial & Industrial segment. Our overall gross profit percentage decreased to 7.4% during the year ended September 30, 2011 as compared to 12.4% during the year ended September 30, 2010, primarily due to lower margin construction projects and operating difficulties encountered by our Commercial & Industrial segment, including the performance of our wind-down facilities and increased materials as a percent of our revenues. Margins may be lower on projects on which we furnish materials because we are not able to mark up materials as much as labor costs. In a given period, a higher percentage of work that has a higher material component may decrease overall gross margin.

Our Communications segment’s gross profit during the year ended September 30, 2011 decreased $1.3 million, as compared to the year ended September 30, 2010. The decrease in gross profit is attributed to our Baltimore facility, principally as a result of significant operating difficulties. Within our Baltimore facility, gross profits were $0.1 million and $1.4 million in 2011 and 2010, respectively, a decrease of $1.3 million. We have subsequently announced the closure of the Baltimore facility.

During the year ended September 30, 2011, our Residential segment experienced a $4.8 million reduction in gross profit as compared to the year ended September 30, 2010. Gross margin percentage in the Residential segment decreased to 16.3% during the year ended September 30, 2011. We attribute much of the decline in Residential’s gross margin to increased competition and increased costs of materials creating lower margins in both single-family and multi-family construction. As our contracts provide for fixed prices, near term increases in costs for raw materials, such as copper, steel and fuel can significantly erode the margins which currently exist in the highly competitive residential construction marketplace. For example, copper prices are particularly volatile. During the year ended September 30, 2011, commodity prices for copper ranged from $3.15 to $4.62 per pound. The average spot price for copper was $4.13 per pound during the twelve months ended September 30, 2011, an increase of 29.0% over the prior twelve month period. We do not anticipate the costs of these raw materials will decline to any significant extent during the next year.

Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2011 decreased $15.9 million, as compared to the year ended September 30, 2010. Commercial & Industrial’s gross margin percentage decreased during the year ended September 30, 2011, primarily due to lower margin construction projects and operating difficulties in several locations. The competitive market that has existed during the prolonged recession has continued to depress project bid margins. In addition we experienced margin erosion and project difficulties due to combinations of project management turnover, projects outside our historical area of expertise, and delays in receipt of material and labor productivity, all of which significantly increased our cost on those projects. In many of our Commercial markets, we continue to experience increased competition from new entrants, including residential contractors or contractors from other geographies. The majority of the operational difficulties were concentrated in the wind-down operations which are part of the 2011 Restructuring Plan or in projects outside of our historical areas of expertise. The negative gross margins associated with the wind-down operations described in the Company’s 2011 Restructuring Plan resulted in approximately $8.9 million of negative gross margin during the year ended September 30, 2011, compared to essentially a zero margin during the during the year ended September 30, 2010. The negative gross margins recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities.

Selling, General and Administrative Expenses

	Years Ended September 30,
	2011		2010
	Restated		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$10,647	11.4%	$8,028	10.1%
Residential	18,441	16.1%	23,736	20.5%
Commercial & Industrial	26,257	9.8%	38,944	14.5%
Corporate	13,513	—	14,169	—

Total Consolidated	$68,858	14.5%	$84,877	18.3%

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

During the year ended September 30, 2011, our selling, general and administrative expenses were $68.9 million, a decrease of $16.0 million, or 18.9%, as compared to the year ended September 30, 2010. Included in year ended September 30, 2011 is $2.9 million of accelerated amortization attributable to the discontinuance of certain software and $1.3 million of severance attributable to the former CEO’s departure. A portion of the decline was due to corporate and segment management’s focus on reducing the cost structure of its Houston, Texas headquarters. These cost reductions affected most departments and reduced corporate prior to intercompany allocations, former CEO severance, and accelerated amortization by $7.4 million or 24.4%.

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

Our Residential segment experienced a $5.3 million reduction in selling, general and administrative expenses during the year ended September 30, 2011 compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 16.1% of segment revenue during the year ended September 30, 2011. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense.

Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2011 decreased $12.7 million compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment declined to 9.8% of segment revenue during the year ended September 30, 2011. In the year ended September 30, 2010, we recorded $3.7 million in bad debt expense related to a long term receivable associated with the Centerpoint project in Arizona and during the year ended September 30, 2011, we recovered $2.9 million related to this long-term receivable. This accounted for $6.6 million of the variance between periods. During the year ended September 30, 2011, the selling, general and administrative expenses associated with the wind-down facilities were $6.3 million before the recovered $2.9 million related to the long-term receivable. The Company’s 2011 Restructuring Plan accounted for a $3.3 million decline in selling, general and administrative expenses, primarily due to the decrease in personnel and facilities associated with the wind-down of these operations.

Restructuring Charges

In the second quarter of our 2011 fiscal year, we began the 2011 Restructuring Plan that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we will either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability.

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs could range from $4.5 million to $5.5 million in the aggregate. Restructuring expenses in respect of the 2011 Restructuring Plan totaling $3.8 million for the year ended September 30, 2011 were comprised of severance costs, lease terminations, and external consulting and management services. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. Based on the historical margin impacts in 2011 and 2010, as discussed above, we anticipate that the shut down of these facilities will positively impact future earnings and cash flow. It is our expectation that the remaining costs related to the 2011 Restructuring Plan will be recognized in full by September 30, 2012.

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

	Years Ended September 30,
	2011	2010
	Restated	Restated
	(In thousands)
Severance compensation	$1,455	$644
Consulting and other charges	1,530	119
Lease termination costs	799	—

Total restructuring charges	$3,784	$763

Interest and Other Expense, net

	Years Ended September 30,
	2011	2010
	Restated	Restated
	(In thousands)
Interest expense	$1,939	$3,198
Deferred financing charges	338	315

Total interest expense	2,277	3,513

Interest income	(68)	(242)
Other (income) expense, net	(10)	(109)

Total interest and other expense, net	$2,199	$3,162

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

Provision for Income Taxes

Our provision for income taxes increased from a benefit of 0.0 million for the year ended September 30, 2010 to an expense of 0.1 million for the year ended September 30, 2011. The increase is mainly attributable to a decrease in the reversal of unrecognized tax benefits, resulting in a $0.1 million increase in the income tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss of operations for the years ended September 30, 2011 and 2010, respectively. As a result, we did not recognize any net benefit for federal taxes for the years ended September 30, 2011 and 2010.

YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO YEAR ENDED SEPTEMBER 30, 2009

Revenues

	Years Ended September 30,
	2010		2009
	Restated		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$79,344	17.1%	$78,724	11.8%
Residential	115,947	25.0%	157,586	23.6%
Commercial & Industrial	268,139	57.9%	430,727	64.6%

Total Consolidated	$463,430	100.0%	$667,037	100.0%

Consolidated revenues for the year ended September 30, 2010 were $203.6 million less than the year ended September 30, 2009, a decline of 30.5%. Each of our business segments experienced declines in construction activity during the period, primarily due to the very challenging economic environment where a nationwide decline in construction activity is continuing.

Our Communications segment revenues increased $0.6 million during the year ended September 30, 2010; an 0.8% increase compared to the year ended September 30, 2009. This increase is primarily due to an increase in data center projects. Revenues attributable to data centers were $18.4 million for the year ended September 30, 2010 compared to $9.4 million for the year ended September 30, 2009. Revenues from our national accounts were $12.8 million during the year ended September 30, 2010, and $13.7 million during the year ended September 30, 2009.

Our Residential segment revenues decreased $41.6 million during the year ended September 30, 2010, a decrease of 26.4% as compared to the year ended September 30, 2009. This decrease is primarily attributable to the decline in multi-family housing projects which decreased by $41.1 million, primarily due to the deferral of certain projects as they awaited financing or were cancelled altogether. Multi-family projects, suffered dramatically beginning in 2009. According to McGraw Hill, multi-family project starts decreased 56% to 135,000 units in 2009, and increased to 154,000 units in 2010. With regard to single family construction, in 2010, the federal government offered tax incentive programs that helped offset negative market trends. Despite the nationwide decline in demand for single-family homes, particularly in markets such as Southern California, Arizona, Nevada, Texas and Georgia, our single-family revenues increased slightly but were partially offset by declines in multi-family revenues.

Revenues in our Commercial & Industrial segment decreased $162.6 million during the year ended September 30, 2010; a 37.8% decline compared to the year ended September 30, 2009. Many of our Commercial & Industrial operating locations experienced revenue shortfalls, as most industry sectors have continued to reduce, delay or cancel proposed construction projects. This decline in revenue is largely due to the recession which began in 2008. According to McGraw Hill, total nonresidential building starts in the United States, in terms of millions of square feet, decreased 44% in 2009 and 13% in 2010. Many of our projects are long-term and the impact of the recession on our revenue is not necessarily immediate. During the year ended September 30, 2009 we were able to complete a number of projects that were begun prior to slow down in construction projects. During the year ended September 30, 2009 the slow down in construction projects resulted in a decrease in backlog and the subsequent decrease in revenue for year ended September 30, 2010. Additionally, as a direct result of the 2008 recession, we also experienced increased competition from new entrants, including residential contractors or contractors from other geographies.

Gross Profit

	Years Ended September 30,
	2010		2009
	Restated		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$13,844	17.4%	$11,844	15.0%
Residential	23,525	20.3%	36,843	23.4%
Commercial & Industrial	20,073	7.5%	60,437	14.0%

Total Consolidated	$57,442	12.4%	$109,124	16.4%

The $51.7 million decrease in our consolidated gross profit for the year ended September 30, 2010, as compared to the year ended September 30, 2009, was primarily the result of lower consolidated revenues, as discussed above. Our overall gross profit percentage decreased to 12.4% during the year ended September 30, 2010 as compared to 16.4% during the year ended September 30, 2009, primarily due to lower margin construction projects and increases in costs of materials and labor.

Our Communications segment’s gross profit during the year ended September 30, 2010 increased $2.0 million, as compared to the year ended September 30, 2009. The increase in gross profit is attributed to better execution on projects, an increase in higher margin service work and a reduction in overhead costs from the consolidation of administrative functions to one location.

During the year ended September 30, 2010, our Residential segment experienced a $13.3 million reduction in gross profit as compared to the year ended September 30, 2009. Gross margin percentage in the Residential segment decreased to 20.3% during the year ended September 30, 2010. We attribute much of this decline in Residential’s gross margin to an $8.3 million decrease in gross profit from multi-family construction projects and lower gross profit in single family projects, both of which were subject to increased competition and increased costs of materials. As our contracts provide for fixed prices, near term increases in costs for raw materials, such as copper, steel and fuel can significantly erode the margins which currently exist in the highly competitive residential construction marketplace. For example, copper prices are particularly volatile, during the year ended September 30, 2010, commodity prices for copper ranged from $2.67 to $3.66 per pound. The average monthly spot price for copper was $3.20 per pound during the twelve months ended September 30, 2010, an increase of 57.2% over the prior twelve month period.

Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2010 decreased $40.4 million, as compared to the year ended September 30, 2009. Commercial & Industrial’s gross margin percentage decreased during the year ended September 30, 2010, primarily due to lower margin construction projects and operating difficulties in the Florida, Iowa and Maryland. The competitive market that has existed during the prolonged recession has continued to depress project bid margins. In addition we experienced margin erosion and project difficulties due to combinations of project management turnover, projects outside our historical area of expertise, and delays in receipt of material and labor productivity, all of which significantly increased our cost on those projects. The operating difficulties encountered during fiscal 2010 led to our development of the 2011 Restructuring Plan to reduce the overall exposure to unprofitable facilities.

Selling, General and Administrative Expenses

	Years Ended September 30,
	2010		2009
	Restated		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$8,028	10.1%	$6,629	8.4%
Residential	23,736	20.5%	33,464	21.2%
Commercial & Industrial	38,944	14.5%	51,905	12.1%
Corporate	14,169	—	16,173	—

Total Consolidated	$84,877	18.3%	$108,171	16.2%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization.

During the year ended September 30, 2010, our selling, general and administrative expenses were $84.9 million, a decrease of $23.3 million, or 21.5%, as compared to the year ended September 30, 2009. The reduction in 2010 expenses was primarily due to decreases of $20.1 million in employment expenses as a result of our ongoing cost reduction efforts, $4.8 million in accounting, legal and other professional fees and $1.7 million in occupancy costs offset by increases of $3.7 million for the reserve established on our Centerpoint long-term receivable and $1.3 million of bad debt expense.

Our Communications segment’s selling, general and administrative expenses increased $1.4 million during the year ended September 30, 2010 compared to the year ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased to 10.1% of segment revenue during the year ended September 30, 2010. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with incentive awards for achieving specific performance goals.

Our Residential segment experienced a $9.7 million reduction in selling, general and administrative expenses during the year ended September 30, 2010 compared to the year ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 20.5% of segment revenue during the year ended September 30, 2010. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense as the decline in business volume for single-family when compared to the same period in the past year.

Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2010 decreased $13.0 million compared to the year ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment increased to 14.5% of segment revenue during the year ended September 30, 2010. In the year ended September 30, 2010, we recorded $3.7 million in bad debt expense related to a long term receivable associated with the Centerpoint project in Arizona. The remaining decline in selling, general and administrative expenses is primarily due to the Company’s cost reduction efforts, associated with reduced management and administrative personnel and facilities.

Restructuring Charges

In the first quarter of our 2009 fiscal year, we began a the 2009 Restructuring Plan that was designed to consolidate operations within our three segments The 2009 Restructuring Plan was the next level of our business optimization strategy. Our plan was to streamline local project and support operations, which were managed through regional operating centers, and to capitalize on the investments we had made over the past year to further leverage our resources. We accelerated our trade name amortization during the 2009 fiscal year recording a charge of $1.6 million that has been identified within the “Restructuring Charges” caption in our Consolidated Statements of Operations. In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial and Industrial administrative functions into one service center.

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

In conjunction with our 2009 Restructuring Plan we recognized the following costs during the years ended September 30, 2010 and 2009:

	Years Ended September 30,
	2010	2009
	Restated	Restated
	(In thousands)
Severance compensation	$644	$4,353
Consulting and other charges	119	612
Acceleration of trademark amortization	—	1,608
Lease termination costs	—	549
Non-cash asset write-offs	—	285

Total restructuring charges	$763	$7,407

Interest and Other Expense, net

	Years Ended September 30,
	2010	2009
	Restated	Restated
	(In thousands)
Interest expense	$3,198	$4,263
Deferred financing charges	315	263

Total interest expense	3,513	4,526

Interest income	(242)	(432)
Other (income) expense, net	(109)	1,608

Total interest and other expense, net	$3,162	$5,702

During the year ended September 30, 2010, we incurred interest expense of $3.2 million on an average debt balance of $19.9 million, primarily comprised of the Tontine Term Loan (as defined in “Working Capital” below) and the Insurance Financing Agreements (as defined in “Working Capital” below), an average letter of credit balance of $21.1 million under the Revolving Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $38.9 million. This compares to interest expense of $4.3 million for the year ended September 30, 2009, on an average debt balance of $29.0 million primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements, an average letter of credit balance of $28.9 million under the Revolving Credit Facility and an average unused line of credit balance of $31.1 million.

For the fiscal years ended September 30, 2010 and 2009, we earned interest income of $0.2 million and $0.4 million, respectively, on the average Cash and Cash Equivalents balances of $43.4 million and $60.8 million, respectively.

During the year ended September 30, 2010, other income of $0.1 million included $0.2 million related to income from cash deposits netted against $0.1 million impairment of our investment in EPV Solar, Inc. (“EPV”), formerly Energy Photovoltaics, Inc. During the year ended September 30, 2009, other expense of $1.6 million included a $2.9 million impairment of our investment in EPV. This was partially offset by adjustments to our Executive Savings Plan (as defined in Note 15 “Employee Benefit Plans” of our Consolidated Financial Statements) balance totaling $0.8 million. The remaining $0.5 million primarily relates to other income received throughout the year ended September 30, 2009 in the Commercial & Industrial segment.

Provision for Income Taxes

Our provision for income taxes decreased from an expense of 0.5 million for the year ended September 30, 2009, to a benefit of 0.0 million for the year ended September 30, 2010. The decrease is mainly attributable to an increase in loss from operations, which reduced state income taxes expense by $0.3 million. In addition we recognized an increase in the reversal of unrecognized tax benefits, resulting in a $0.2 million decrease in the income tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss of operations for the years ended September 30, 2010 and 2009, respectively. As a result, we did not recognize any net benefit for federal taxes for the years ended September 30, 2010 and 2009.

Income (Loss) from Discontinued Operations

As discussed earlier in this report, we completed the shut-down of seven underperforming subsidiaries prior to the beginning of fiscal 2010. Such income statement amounts are classified as discontinued operations. In June 2007, we shut-down our Mid-States Electric division, located in Jackson, Tennessee. Mid-States’ operating equipment was either transferred to other IES divisions or sold to third parties. All project work was completed prior to closing Mid-States. Mid-States was part of our Commercial & Industrial segment prior to being classified as discontinued. In August 2008, we shut-down our Haymaker division, located in Birmingham, Alabama. All project work was completed prior to closing Haymaker. Haymaker was part of our Commercial & Industrial segment prior to being classified as discontinued. The discontinued operations disclosures include only those identified subsidiaries qualifying for discontinued operations treatment for the periods presented.

	Years Ended September 30,
	2011	2010	2009
	Restated	Restated	Restated
	(In thousands)
Revenues	$—	$—	$21
Gross profit (loss)	$—	$—	$114
Pre-tax income (loss)	$—	$—	$187

Working Capital

During the year ended September 30, 2011, working capital decreased by $20.5 million from September 30, 2010, reflecting a $10.6 million decrease in current assets and a $9.9 million increase in current liabilities during the period.

During the year ended September 30, 2011, our current assets decreased by $10.6 million, or 6.2%, to $160.5 million, as compared to $171.1 million as of September 30, 2010. Cash and cash equivalents increased by $2.7 million during the year ended September 30, 2011 as compared to September 30, 2010. The Current trade accounts receivables, net, decreased by $2.5 million at September 30, 2011, as compared to September 30, 2010. Days sales outstanding (“DSOs”) decreased to 70 days as of September 30, 2011 from 83 days as of September 30, 2010. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ over due receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables. We also experienced a $0.9 million increase in retainage and a $4.6 million decrease in costs in excess of billings during the year ended September 30, 2011 compared to September 30, 2010.

During the year ended September 30, 2011, our total current liabilities increased by $9.9 million to $98.8 million, compared to $88.9 million as of September 30, 2010. During the year ended September 30, 2011 accounts payable and accrued expenses increased $6.2 million. Billings in excess of costs increased by $4.3 million during the year ended September 30, 2011 compared to September 30, 2010. Finally, current maturities of long-term debt decreased by $0.6 million during the year ended September 30, 2011 compared to September 30, 2010 primarily due to the payments of Insurance Financing Agreements existing at September 30, 2010 with no new subsequent financing outstanding at September 30, 2011.

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

On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility was reduced to $40.0 million and the maturity date was extended to November 12, 2012. Further, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral is added to the borrowing base calculation at 100% throughout the term of the agreement. The Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. Additionally, if there are any loans outstanding on or after the April 30, 2012, the Company’s EBITDA for the period from October 2011 through March 2012, may not exceed a negative $2.5 million and we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning April 1, 2012 to maintain any borrowings under the agreement. The measurement period for this additional test for borrowings begins with the monthly operating results for April 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The amended agreement also calls for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit are the same as borrowings and also include a 25 basis point “fronting fee.” All other terms and conditions remain unchanged. In connection with the amendment, we incurred an amendment fee of $0.1 million which, together with unamortized balance of the prior amendment is being amortized using the straight line method through November 12, 2012.

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

At September 30, 2011, our Total Liquidity was $54.7 million. For the year ended September 30, 2011, we paid no interest for loans under the Revolving Credit Facility and a weighted average interest rate, including fronting fees, of 3.55% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

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

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $35.6 million, working capital of $61.7 million, $8.8 million of letters of credit outstanding and $19.1 million of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum under our Resolving Credit Facility. Had we been required to test our covenants, we would have failed at September 30, 2011.

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

Operating activities used net cash of $11.9 million during the year ended September 30, 2011, as compared to $13.2 million of net cash used in the year ended September 30, 2010. The decrease in the use of cash from operating activities in the year ended September 30, 2011 was due to the increase in cash flow generated by higher balances in accounts payables and accrued expenses of $14.9 million, together with cash provided from the $2.9 million settlement of the Centerpoint project. The Centerpoint project was classified as a fully reserved long-term receivable. These items more than offset the increased 2011 net loss of $37.8 million as compared to the $31.2 million net loss generated in the year ended September 30, 2010.

Operating activities used net cash of $13.2 million during the year ended September 30, 2010, as compared to $11.3 million of net cash provided in the year ended September 30, 2009. The decrease in operating cash flows in the year ended September 30, 2010 was due to the year to date net loss of $31.2 million and the $8.7 million decrease of our accounts payable and accrued expenses related to the overall reduction in revenues along with the associated decrease in purchased materials compared to the year ended September 30, 2009. These decreases were partially offset by increased collections of accounts receivable and retainage of $17.8 million during the year ended September 30, 2010 and non-cash charges for bad debt expense of $7.4 million, which includes $3.7 million for the reserve established on our Centerpoint receivable and $3.7 million of bad debt expense.

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

Bonding Capacity

At September 30, 2011, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of September 30, 2011, the expected cumulative cost to complete for projects covered by our surety providers was $87.5 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Note 16 “Commitments and Contingencies – Surety” of our Consolidated Financial Statements, set forth in Item 8 “Financial Statements and Supplementary Data” of this Amendment No. 1 to our Form 10-K.

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

As of September 30, 2011, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	$000,000	$000,000	$000,000	$000,000	$000,000
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$—	$10,000	$—	$—	$10,000
Operating lease obligations	$5,577	$4,843	$1,498	$942	$12,860
Capital lease obligations	$209	$289	$—	$—	$498

Total	$5,786	$15,132	$1,498	$942	$23,358

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Standby letters of credit	$6,466	$2,346	$—	$—	$8,812
Other commitments	$—	$—	$—	$—	$—

Total	$6,466	$2,346	$—	$—	$8,812

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will range from $1.0 to $1.5 million for the fiscal year ending on September 30, 2012. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Amendment No.1 to our Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Amendment No. 1 to our Form 10-K.

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2011 (Dollar amounts in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	2012	2013	2014	2015	2016	Thereafter	Total
Debt Obligations—Fixed Rate:
Tontine Term Loan (11%)	$—	$10,000	$—	$—	$—	$—	$10,000
Capital Lease (22%)	$209	$260	$24	—	—	—	493
Fair Value of Debt:
Fixed Rate	$279	$10,874	$17	$—	$—	$—	$11,170

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

As discussed in Note 18 to the consolidated financial statements, the consolidated balance sheets as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 have been restated to correct certain errors relating to accrued vacation and other immaterial adjustments.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 19, 2011, except as to Note 18,

as to which the date is March 30, 2012

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	Years Ended September 30,
	2011	2010
ASSETS	Restated	Restated
CURRENT ASSETS:
Cash and cash equivalents	$35,577	$32,924
Accounts receivable:
Trade, net of allowance of $2,645 and $3,360, respectively	85,728	88,252
Retainage	17,944	17,083
Inventories	8,443	12,797
Costs and estimated earnings in excess of billings on uncompleted contracts	9,963	14,549
Prepaid expenses and other current assets	2,840	5,449

Total current assets	160,495	171,054

LONG-TERM RECEIVABLE, net of allowance of $59 and $4,069, respectively	200	440
PROPERTY AND EQUIPMENT, net	8,016	19,896
GOODWILL	4,446	4,588
OTHER NON-CURRENT ASSETS, net	7,087	11,882

Total assets	$180,244	$207,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$209	$808
Accounts payable and accrued expenses	78,980	72,799
Billings in excess of costs and estimated earnings on uncompleted contracts	19,585	15,244

Total current liabilities	98,774	88,851

LONG-TERM DEBT, net of current maturities	10,289	10,448
LONG-TERM DEFERRED TAX LIABILITY	284	1,046
OTHER NON-CURRENT LIABILITIES	6,596	6,314

Total liabilities	115,943	106,659

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,938,071 and 14,773,904 outstanding, respectively	154	154
Treasury stock, at cost, 451,329 and 633,898 shares, respectively	(5,595)	(13,677)
Additional paid-in capital	164,262	171,510
Accumulated other comprehensive income	—	(88)
Retained deficit	(94,520)	(56,698)

Total stockholders’ equity	64,301	101,201

Total liabilities and stockholders’ equity	$180,244	$207,860

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Years Ended September 30,
	2011	2010	2009
	Restated	Restated	Restated
Revenues	$475,363	$463,430	$667,037
Cost of services	439,978	405,988	557,913

Gross profit	35,385	57,442	109,124
Selling, general and administrative expenses	68,858	84,877	108,171
Gain on sale of assets	(6,583)	(174)	(465)
Asset Impairment	4,804	—	—
Restructuring charges	3,784	763	7,407

Loss from operations	(35,478)	(28,024)	(5,989)

Interest and other (income) expense:
Interest expense	2,277	3,513	4,526
Interest income	(68)	(242)	(432)
Other (income) expense, net	(10)	(109)	1,608

Interest and other expense, net	2,199	3,162	5,702

Loss from operations before income taxes	(37,677)	(31,186)	(11,691)
Provision (benefit) for income taxes	146	(31)	495

Net loss from continuing operations	$(37,823)	$(31,155)	$(12,186)

Discontinued operations
Income (loss) from discontinued operations	—	—	187
Provision (benefit) for income taxes	—	—	68

Net income (loss) from discontinued operations	—	—	119

Net loss	$(37,823)	$(31,155)	$(12,067)

Basic loss per share:
Continuing operations	$(2.61)	$(2.16)	$(0.85)

Discontinued operations	$—	$—	$0.01

Total	$(2.61)	$(2.16)	$(0.84)

Diluted loss per share:
Continuing operations	$(2.61)	$(2.16)	$(0.85)

Discontinued operations	$—	$—	$0.01

Total	$(2.61)	$(2.16)	$(0.84)

Shares used in the computation of loss per share (Note 6 “Per Share Information):
Basic	14,493,747	14,409,368	14,331,614

Diluted	14,493,747	14,409,368	14,331,614

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

								Total Stockholders’ Equity
	Common Stock		Treasury Stock			Accum OCI (Loss)	Retained Deficit
	Shares	Amount	Shares	Amount	APIC
BALANCE, September 30, 2008—(Restated)	15,407,802	$154	(654,023)	$(11,591)	$170,023	$—	$(13,476)	$145,110
Restricted stock grant	—	—	199,200	1,821	(1,821)	—	—	—
Forfeiture of restricted stock	—	—	(120)	(2)	2	—	—	—
Acquisition of treasury stock	—	—	(335,118)	(4,325)	—	—	—	(4,325)
Non-cash compensation	—	—	—	—	2,528	—	—	2,528
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	—	(12,067)	(12,067)

BALANCE, September 30, 2009—(Restated)	15,407,802	$154	(790,061)	$(14,097)	$170,732	$(70)	$(25,543)	$131,176

Restricted stock grant	—	—	221,486	807	(807)	—	—	—
Forfeiture of restricted stock	—	—	(38,000)	(217)	217	—	—	—
Acquisition of treasury stock	—	—	(27,323)	(170)	(2)	—	—	(172)
Non-cash compensation	—	—	—	—	1,370	—	—	1,370
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(31,155)	(31,155)

BALANCE, September 30, 2010—(Restated)	15,407,802	$154	(633,898)	$(13,677)	$171,510	$(88)	$(56,698)	$101,201

Restricted stock grant	—	—	333,616	4,595	(4,595)	—	—	—
Forfeiture of restricted stock	—	—	(130,258)	(450)	450	—	—	—
Acquisition of treasury stock	—	—	(20,789)	3,937	(4,009)	—	—	(72)
Non-cash compensation	—	—	—	—	907	—	—	907
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	—	(37,823)	(37,823)

BALANCE ,September 30, 2011—(Restated)	15,407,802	$154	(451,329)	$(5,595)	$164,263	$—	$(94,521)	$64,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended September 30,
	2011	2010	2009
	Restated	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,823)	$(31,155)	$(12,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income (loss) from discontinued operations	—	—	(119)
Bad debt expense	(715)	7,440	2,539
Deferred financing cost amortization	338	314	263
Depreciation and amortization	6,356	5,291	8,325
Gain on sale of business units	(6,657)	—	—
Loss (gain) on sale of assets	88	(174)	(465)
Non-cash compensation expense	907	1,370	2,520
Impairment of investment	4,854	150	2,850
Paid in kind interest	—	—	678
Equity in losses of investment	—	—	13
Goodwill adjustment – utilization of deferred tax assets	—	—	304
Deferred income tax	(107)	(1,244)	(1,924)
Changes in operating assets and liabilities
Accounts receivable	(2,761)	17,768	29,848
Inventories	(537)	(2,642)	2,701
Costs and estimated earnings in excess of billings	2,222	(995)	(498)
Prepaid expenses and other current assets	1,206	1,820	1,096
Other non-current assets	3,092	1,463	6,317
Accounts payable and accrued expenses	14,861	(5,708)	(21,151)
Billings in excess of costs and estimated earnings	2,476	(5,898)	(12,151)
Other non-current liabilities	348	(966)	593

Net cash (used in) provided by continuing operations	(11,852)	(13,166)	9,672
Net cash provided by discontinued operations	—	—	1,635

Net cash (used in) provided by operating activities	(11,852)	(13,166)	11,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,688)	(924)	(4,740)
Proceeds from sales of property and equipment	1,268	328	935
Proceeds from sales of facilities	16,763	—	—
Investment in unconsolidated affiliates	—	—	(2,150)
Distribution from unconsolidated affiliates	—	393	—

Net cash provided by (used in) continuing operations	15,343	(203)	(5,955)
Net cash provided by discontinued operations	—	—	65

Net cash provided by (used in) investing activities	15,343	(203)	(5,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	753	792
Repayments of debt	(766)	(18,184)	(2,427)
Purchase of treasury stock	(72)	(172)	(4,317)
Payments for debt issuance costs	—	(278)	—

Net cash used in financing activities	(838)	(17,881)	(5,952)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	2,653	(31,250)	(535)
CASH AND CASH EQUIVALENTS, beginning of period	32,924	64,174	64,709

CASH AND CASH EQUIVALENTS, end of period	$35,577	$32,924	$64,174

	Years Ended September 30,
	2011	2010	2009
	Restated	Restated	Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,293	$3,899	$3,590
Cash paid for income taxes	$340	$263	$1,411
Assets acquired under capital lease	$68	$—	$774

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

Property and Equipment

Additions of property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense was $6,406, $5,291 and $8,325, respectively, for the years ended September 30, 2011, 2010 and 2009.

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

Below are the carrying amounts of goodwill attributable to each reportable segment with goodwill balances:

	Years Ended September 30,
	2011	2010
Communications	$—	$—
Residential	4,446	4,446
Commercial & Industrial	—	142

	$4,446	$4,588

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

$0000.00
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

We had letters of credit of $8,182 outstanding at September 30, 2011 to collateralize our high deductible insurance obligations.

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

3. CONTROLLING SHAREHOLDER

On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan. and $10,000 remains outstanding on the Tontine Term Loan.

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

In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial & Industrial administrative functions into one service center. We recorded at total of $8,170 in restructuring charges for the 2009 Restructuring Plan. As part of the restructuring charges, we recognized $154, $2,662, $3,917 and $1,437 in severance and facility closing charges within our Communications, Residential, Commercial & Industrial and Corporate segments, respectively.

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

The 2011 Restructuring Plan pertains only to our Commercial & Industrial segment. The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring charges incurred	1,455	1,530	799	3,784
Cash payments made	(374)	(1,194)	(9)	(1,577)

Restructuring liability at September 30, 2011	$1,081	$336	$790	$2,207

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years

		Years Ended September 30,
		2011	2010
Land	N/A	$1,795	$2,797
Buildings	5-20	3,030	6,066
Transportation equipment	3-5	1,695	2,807
Machinery and equipment	3-10	3,077	4,556
Leasehold improvements	5-10	1,703	2,267
Information systems	2-8	8,939	20,681
Furniture and fixtures	5-7	1,942	2,590

		$22,181	$41,764
Less—Accumulated depreciation and amortization		(14,165)	(21,868)

Property and equipment, net		$8,016	$19,896

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

The following table reconciles the components of the basic and diluted earnings (loss) per share for the years ended September 30, 2011, 2010 and 2009 (in thousands, except share information):

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Years Ended September 30,
	2011	2010	2009
	Restated	Restated	Restated
Numerator:
Net income (loss) from continuing operations attributable to common shareholders	$(37,823)	$(31,155)	$(12,186)
Net income (loss) from continuing operations attributable to restricted shareholders	—	—	—

Net income (loss) from continuing operations	$(37,823)	$(31,155)	$(12,186)

Net income (loss) from discontinued operations attributable to common shareholders	$—	$—	$117
Net income (loss) from discontinued operations attributable to restricted shareholders	—	—	2

Net income (loss) from discontinued operations	$—	$—	$119

Net income (loss) attributable to common shareholders	$(37,823)	$(31,155)	$(12,067)
Net income (loss) attributable to restricted shareholders	—	—	—

Net income (loss)	$(37,823)	$(31,155)	$(12,067)

Denominator:
Weighted average common shares outstanding — basic	14,493,747	14,409,368	14,331,614
Effect of dilutive stock options and non-vested restricted stock	—	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,493,747	14,409,368	14,331,614

Basic earnings (loss) per share:

Basic earnings (loss) per share from continuing operations	$(2.61)	$(2.16)	$(0.85)
Basic earnings (loss) per share from discontinued operations	$—	$—	$0.01

Basic loss per share	$(2.61)	$(2.16)	$(0.84)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(2.61)	$(2.16)	$(0.85)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$0.01
Diluted loss per share	$(2.61)	$(2.16)	$(0.84)

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Accounts payable and accrued expenses consist of the following:

	Years Ended September 30,
	2011	2010
	Restated	Restated
Accounts payable, trade	$49,556	$38,395
Accrued compensation and benefits	11,662	11,315
Accrued insurance liabilities	7,040	6,915
Other accrued expenses	10,722	16,174

	$78,980	$72,799

Contracts in progress are as follows:

	Years Ended September 30,
	2011	2010
Costs incurred on contracts in progress	$335,204	$362,594
Estimated earnings	21,942	47,656

	357,146	410,250
Less—Billings to date	(366,768)	(410,945)

Net contracts in progress	$(9,622)	$(695)

Costs and estimated earnings in excess of billings on uncompleted contracts	9,963	14,549
Less—Billings in excess of costs and estimated earnings on uncompleted contracts	(19,585)	(15,244)

Net contracts in progress	$(9,622)	$(695)

Other non-current assets are comprised of the following:

	Years Ended September 30,
	2011	2010
Deposits	$3,986	$6,587
Deferred tax assets	1,040	1,677
Executive Savings Plan assets	477	889
Securities and equity investments	1,003	2,065
Other	581	664

Total	$7,087	$11,882

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Investment in EnerTech

In April 2000, we committed to invest up to $5,000 in EnerTech. Through September 30, 2011, we have fulfilled our $5,000 investment under this commitment. As our investment is 2% of the overall ownership in EnerTech at September 30, 2011 and 2010, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at September 30, 2011 and 2010 was $1,003 and $2,005, respectively. Our results of operations for the year ended September 30, 2011 includes a write down of $967 attributable to our investment in EnerTech.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Year Ended September 30:
2012	$5,578
2013	3,078
2014	1,765
2015	967
2016	530
Thereafter	942

Total	$12,860

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

10. INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows:

	$0000.00	$0000.00	$0000.00
	Years Ended September 30,
	2011	2010	2009
Federal:
Current	$—	$—	$—
Deferred	—	—	(28)
State:
Current	224	119	350
Deferred	(78)	(150)	173

	$146	$(31)	$495

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

	$0000.00	$0000.00	$0000.00
	Years Ended September 30,
	2011	2010	2009
Provision (benefit) at the statutory rate	$(13,187)	$(10,915)	$(4,092)
Increase resulting from:
Non-deductible expenses	565	533	603
State income taxes, net of federal deduction	—	—	60
Change in valuation allowance	13,790	10,974	3,884
Contingent tax liabilities	(73)	—	—
Other	16	31	57
Decrease resulting from:
Change in valuation allowance	—	—	—
State income taxes, net of federal deduction	(965)	(421)	—
Other	—	(233)	(17)

	$146	$(31)	$495

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Years Ended September 30,
	2011	2010
Deferred income tax assets:
Allowance for doubtful accounts	$998	$1,269
Accrued expenses	5,646	5,295
Net operating loss carryforward	103,650	93,485
Various reserves	1,728	900
Equity losses in affiliate	286	98
Share-based compensation	2,676	2,584
Capital loss carryforward	3,889	3,901
Other	1,836	2,083

Subtotal	120,709	109,615
Less valuation allowance	(119,738)	(106,150)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Total deferred income tax assets	$971	$3,465

Deferred income tax liabilities:
Property and equipment	$—	$(1,040)
Deferred contract revenue and other	(106)	(1,598)

Total deferred income tax liabilities	(106)	(2,638)

Net deferred income tax assets	$865	$827

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

As of September 30, 2011, we had available approximately $435,104 of federal net tax operating loss carry forward for federal income tax purposes, including $135,820 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2022. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses will be approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $263,869 of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $126,487 state net tax operating loss carry forwards, including $11,981 resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2011. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2011, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, GAAP guidelines place considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2011, 2010 and 2009. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $114,201 for all federal deferred tax assets and $5,537 for certain state deferred tax assets. We believe that $373 of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $865 of state deferred tax assets will be realized and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on at least annually at the end of each fiscal year.

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

The net deferred income tax assets and liabilities are comprised of the following:

	Years Ended September 30,
	2011	2010
Current deferred income taxes:
Assets	$216	$1,800
Liabilities	(107)	(1,605)

Net deferred tax asset, current	$109	$195

Noncurrent deferred income taxes:
Assets	$1,040	$1,678
Liabilities	(284)	(1,046)

Net deferred tax asset, non-current	756	632

Net deferred income tax assets	$865	$827

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

Segment information for the years ended September 30, 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended September 30, 2011 Restated
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$93,579	$114,732	$267,052	$—	$475,363
Cost of services	81,018	96,042	262,918	—	439,978

Gross profit	12,561	18,690	4,134	—	35,385
Selling, general and administrative	10,647	18,441	26,257	13,513	68,858
Loss (gain) on sale of assets	—	116	(61)	(6,638)	(6,583)
Asset Impairment	72	—	71	4,661	4,804
Restructuring charge	—	—	3,784	—	3,784

Income (loss) from operations	$1,842	$133	$(25,917)	$(11,536)	$(35,478)

Other data:
Depreciation and amortization expense	$344	$514	$1,699	$3,849	$6,406
Capital expenditures	$928	$181	$431	$1,148	$2,688
Total assets	$23,073	$23,584	$79,506	$54,081	$180,244

	Fiscal Year Ended September 30, 2010 Restated
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$79,344	$115,947	$268,139	$—	$463,430
Cost of services	65,500	92,422	248,066	—	405,988

Gross profit	13,844	23,525	20,073	—	57,442
Selling, general and administrative	8,028	23,736	38,944	14,169	84,877
(Gain) Loss on sale of assets	(8)	23	(124)	(65)	(174)
Restructuring charge	16	—	698	49	763

Income (loss) from operations	$5,808	$(234)	$(19,445)	$(14,153)	$(28,024)

Other data:
Depreciation and amortization expense	$431	$949	$2,260	$1,534	$5,174
Capital expenditures	$31	$178	$363	$352	$924
Total assets	$28,092	$27,279	$86,335	$66,154	$207,860

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Fiscal Year Ended September 30, 2009 Restated
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$78,724	$157,586	$430,727	$—	$667,037
Cost of services	66,880	120,743	370,290	—	557,913

Gross profit	11,844	36,843	60,437	—	109,124
Selling, general and administrative	6,629	33,464	51,905	16,173	108,171
Loss (gain) on sale of assets	—	37	(515)	13	(465)
Restructuring charge	138	2,662	3,219	1,388	7,407

Income (loss) from operations	$5,077	$680	$5,828	$(17,574)	$(5,989)

Other data:
Depreciation and amortization expense	$376	$3,287	$3,495	$1,167	$8,325
Capital expenditures	$79	$502	$942	$3,217	$4,740
Total assets	$19,210	$39,342	$107,645	$104,455	$270,652

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

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2008	161,000	$26.66
Options granted	7,500	17.09
Exercised	—	—
Forfeited and Cancelled	(10,000)	41.61

Outstanding, September 30, 2009	158,500	$19.87
Options granted	—	12.31
Exercised	—	—
Forfeited and Cancelled	—	33.35

Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24

The following table summarizes options outstanding and exercisable at September 30, 2011:

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

We estimated the fair value of our debt securities, solely consisting of our investment in EPV, within the Level 3 hierarchy based on current available information surrounding the private company in which we invested. The fair value of the investments in debt securities was $0 at September 30, 2011 and $0 at September 30, 2010. In the years ended September 30, 2011, 2010 and 2009, we recognized $0, $150 and $2,850 of impairment to these securities.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2011 and 2010, are summarized as follows:

	Fiscal Year Ended September 30, 2011
	First Quarter Restated	Second Quarter Restated	Third Quarter Restated	Fourth Quarter Restated
Revenues	$109,811	$118,326	$122,714	$124,512
Gross profit	$11,058	$5,327	$9,046	$9,954
Restructuring charges	$—	$—	$1,667	$2,117
Net loss	$(4,299)	$(10,131)	$(11,375)	$(12,018)

Loss per share from continuing operations:
Basic	$(0.30)	$(0.70)	$(0.78)	$(0.83)
Diluted	$(0.30)	$(0.70)	$(0.78)	$(0.83)
Earnings loss per share:
Basic	$(0.30)	$(0.70)	$(0.78)	$(0.83)
Diluted	$(0.30)	$(0.70)	$(0.78)	$(0.83)

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

In the fourth quarter of fiscal 2011, we determined that $2,157 of accelerated amortization expenses attributable to the decision in October, 2010 to replace certain software earlier than its original assigned life should have been recorded in the first, second and third quarterly reporting periods of fiscal 2011. Additionally, during the fourth quarter of fiscal 2011 we determined an error was made in recording a change order for $475 on one job. These adjustments are reflected in the “as reported” column in the tables below and as reflected in Note 17 – Quarterly Results of Operations (Unaudited) in the previously filed form 10K for the year ended September 30, 2011. We have restated the quarterly information in the tables above to correct these errors as well as the vacation accrual and other errors described in Note 18 – Restatement, and have provided restated financial information in the tables below.

	Fiscal Year Ended September 30, 2010
	First Quarter Restated	Second Quarter Restated	Third Quarter Restated	Fourth Quarter Restated
Revenues	$119,207	$107,619	$121,405	$115,199
Gross profit	$20,766	$13,603	$15,050	$8,023
Restructuring charges	$698	$65	$—	$—
Net income (loss)	$210	$(13,205)	$(6,603)	$(11,557)

Loss per share from continuing operations
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Loss per share:
Basic	$(0.06)	$(0.92)	$(0.45)	$(0.80)
Diluted	$(0.06)	$(0.92)	$(0.45)	$(0.80)

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

In conjunction with this Amendment No. 1 to our form 10-K, we made adjustments to correct errors within our quarterly financial statements. For a detailed explanation of these adjustments, please refer to Note 18 – Restatement. The “as reported” column represents amounts reported in Note 17 – Quarterly Results of Operations (Unaudited) of our previously filed form 10-K for the year ended September 30, 2011. The effect of correcting these errors in our consolidated quarterly financial statements was as follows:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of December 31, 2009
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,795	$—	$55,795
Accounts receivable:
Trade, Net	92,870	—	92,870
Retainage	24,224	—	24,224
Inventories	9,280	—	9,280
Costs and estimated earnings in excess of billings on uncompleted contracts	12,118	—	12,118
Prepaid expenses and other current assets	6,582	—	6,582

Total current assets	200,869	—	200,869

LONG TERM NOTES RECEIVABLES, net	3,732	—	3,732
PROPERTY AND EQUIPMENT, net	23,023	50	23,073
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	14,726	—	14,726

Total assets	$246,331	$657	$246,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,227	$—	$2,227
Accounts payable and accrued expenses	60,129	1,015	61,144
Billings in excess of costs and estimated earnings on uncompleted contracts	16,418	—	16,418

Total current liabilities	78,774	1,015	79,789

LONG-TERM DEBT, net of current maturities	26,407	—	26,407
LONG-TERM DEFERRED TAX LIABILITY	2,291	—	2,291
OTHER NON-CURRENT LIABILITIES	6,891	—	6,891

Total liabilities	114,363	1,015	115,378

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(14,301)	—	(14,301)
Additional paid-in capital	171,156	—	171,156
Accumulated other comprehensive income	(66)	—	(66)
Retained deficit	(24,975)	(358)	(25,333)

Total stockholders’ equity	131,968	(358)	131,610

Total liabilities and stockholders’ equity	$246,331	$657	$246,988

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended December 31, 2009
	As Reported	Adjustments	As Restated
Revenues	$120,248	$(1,041)	$119,207
Cost of services	100,327	(1,875)	98,452

Gross profit	19,921	834	20,755
Selling, general and administrative expenses	19,267	(181)	19,086
Gain on sale of assets	(65)	—	(65)
Restructuring charges	698	—	698

Gain from operations	21	1,015	1,036

Interest and other (income) expense:
Interest expense	1,068	—	1,068
Interest income	(57)	—	(57)
Other (income) expense, net	(119)	—	(119)

Interest and other expense, net	892	—	892

Loss from operations before income taxes	(871)	1,015	144
Provision (benefit) for income taxes	(56)	—	(56)

Net (loss) income from continuing operations	$(815)	$1,015	$200

Discontinued operations
Income (loss) from discontinued operations	11	—	11
Provision (benefit) for income taxes	1	—	1

Net income (loss) from discontinued operations	10	—	10

Net (loss) income	$(805)	$1,015	$210

Basic loss per share:
Continuing operations	$(0.06)	$0.07	$0.01

Total	$(0.06)	$0.07	$0.01

Diluted loss per share:
Continuing operations	$(0.06)	$0.07	$0.01

Total	$(0.06)	$0.07	$0.01

Shares used in the computation of loss per share
Basic	14,396,017	14,396,017	14,396,017

Diluted	14,396,017	14,396,017	14,396,017

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of March 31, 2010
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,182	$—	$54,182
Accounts receivable:
Trade, Net	86,631	—	86,631
Retainage	17,416	—	17,416
Inventories	9,456	—	9,456
Costs and estimated earnings in excess of billings on uncompleted contracts	12,885	—	12,885
Prepaid expenses and other current assets	6,030	—	6,030

Total current assets	186,600	—	186,600

PROPERTY AND EQUIPMENT, net	21,967	50	22,017
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	14,056	—	14,056

Total assets	$226,604	$657	$227,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$1,997	$—	$1,997
Accounts payable and accrued expenses	56,657	991	57,648
Billings in excess of costs and estimated earnings on uncompleted contracts	13,601	—	13,601

Total current liabilities	72,255	991	73,246

LONG-TERM DEBT, net of current maturities	25,985	—	25,985
LONG-TERM DEFERRED TAX LIABILITY	2,291	—	2,291
OTHER NON-CURRENT LIABILITIES	6,706	—	6,706

Total liabilities	107,237	991	108,228

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(14,226)	—	(14,226)
Additional paid-in capital	171,727	—	171,727
Accumulated other comprehensive income	(81)	—	(81)
Retained deficit	(38,207)	(334)	(38,541)

Total stockholders’ equity	119,367	(334)	119,033

Total liabilities and stockholders’ equity	$226,604	$657	$227,261

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended March 31, 2010			Six months ended March 31, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$107,619	$—	$107,619	$227,867	$(1,041)	$226,826
Cost of services	94,031	(15)	94,016	194,358	(1,890)	192,468

Gross profit	13,588	15	13,603	33,509	849	34,358
Selling, general and administrative expenses	25,709	(10)	25,699	44,976	(191)	44,785
Gain on sale of assets	13	—	13	(52)	—	(52)
Restructuring charges	65	—	65	763	—	763

Loss from operations	(12,199)	25	(12,174)	(12,178)	1,040	(11,138)

Interest and other (income) expense:
Interest expense	1,017	—	1,017	2,085	—	2,085
Interest income	(59)	—	(59)	(116)	—	(116)
Other (income) expense, net	(107)	—	(107)	(226)	—	(226)

Interest and other expense, net	851	—	851	1,743	—	1,743

Loss from operations before income taxes	(13,050)	25	(13,025)	(13,921)	1,040	(12,881)
Provision (benefit) for income taxes	180	—	180	124	—	124

Net loss from continuing operations	$(13,230)	$25	$(13,205)	$(14,045)	$1,040	$(13,005)

Discontinued operations
Income (loss) from discontinued operations	—	—	—	11	—	11
Provision (benefit) for income taxes	—	—	—	1	—	1

Net income (loss) from discontinued operations	—	—	—	10	—	10

Net loss	$(13,230)	$25	$(13,205)	$(14,035)	$1,040	$(12,995)

Basic loss per share:
Continuing operations	$(0.92)	$—	$(0.92)	$(0.98)	$0.07	$(0.90)

Total	$(0.92)	$—	$(0.92)	$(0.98)	$0.07	$(0.90)

Diluted loss per share:
Continuing operations	$(0.92)	$—	$(0.92)	$(0.98)	$0.07	$(0.90)

Total	$(0.92)	$—	$(0.92)	$(0.98)	$0.07	$(0.90)

Shares used in the computation of loss per share
Basic	14,390,580	14,390,580	14,390,580	14,393,328	14,393,328	14,393,328

Diluted	14,390,580	14,390,580	14,390,580	14,393,328	14,393,328	14,393,328

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of June 30, 2010
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,725	$—	$30,725
Accounts receivable:
Trade, Net	85,963	—	85,963
Retainage	17,608	—	17,608
Inventories	9,831	—	9,831
Costs and estimated earnings in excess of billings on uncompleted contracts	12,588	—	12,588
Prepaid expenses and other current assets	5,903	—	5,903

Total current assets	162,618	—	162,618

LONG TERM NOTES RECEIVABLES, net	312	—	312
PROPERTY AND EQUIPMENT, net	20,808	50	20,858
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	13,507	—	13,507

Total assets	$201,226	$657	$201,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,266	$—	$1,266
Accounts payable and accrued expenses	56,410	1,036	57,446
Billings in excess of costs and estimated earnings on uncompleted contracts	11,402	—	11,402

Total current liabilities	69,078	1,036	70,114

LONG-TERM DEBT, net of current maturities	10,632	—	10,632
LONG-TERM DEFERRED TAX LIABILITY	2,290	—	2,290
OTHER NON-CURRENT LIABILITIES	6,385	—	6,385

Total liabilities	88,385	1,036	89,421

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(14,411)	—	(14,411)
Additional paid-in capital	171,944	—	171,944
Accumulated other comprehensive income	(82)	—	(82)
Retained deficit	(44,764)	(379)	(45,143)

Total stockholders’ equity	112,841	(379)	112,462

Total liabilities and stockholders’ equity	$201,226	$657	$201,883

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended June 30, 2010			Nine months ended June 30, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$121,405	$—	$121,405	$349,272	$(1,041)	$348,231
Cost of services	106,328	27	106,355	300,686	(1,863)	298,823

Gross profit	15,077	(27)	15,050	48,586	822	49,408
Selling, general and administrative expenses	21,098	18	21,116	66,074	(173)	65,901
Gain on sale of assets	(113)	—	(113)	(165)	—	(165)
Restructuring charges	—	—	—	763	—	763

Loss from operations	(5,908)	(45)	(5,953)	(18,086)	995	(17,091)

Interest and other (income) expense:
Interest expense	784	—	784	2,869	—	2,869
Interest income	(92)	—	(92)	(208)	—	(208)
Other (income) expense, net	55	—	55	(171)	—	(171)

Interest and other expense, net	747	—	747	2,490	—	2,490

Loss from operations before income taxes	(6,655)	(45)	(6,700)	(20,576)	995	(19,581)
Provision (benefit) for income taxes	(98)	—	(98)	26	—	26

Net loss from continuing operations	$(6,557)	$(45)	$(6,602)	$(20,602)	$995	$(19,607)

Discontinued operations
Income (loss) from discontinued operations	—	—	—	11	—	11
Provision (benefit) for income taxes	—	—	—	1	—	1

Net income (loss) from discontinued operations	—	—	—	10	—	10

Net loss	$(6,557)	$(45)	$(6,602)	$(20,592)	$995	$(19,597)

Basic loss per share:
Continuing operations	$(0.45)	$—	$(0.46)	$(1.43)	$0.07	$(1.36)

Total	$(0.45)	$—	$(0.46)	$(1.43)	$0.07	$(1.36)

Diluted loss per share:
Continuing operations	$(0.45)	$—	$(0.46)	$(1.43)	$0.07	$(1.36)

Total	$(0.45)	$(0.00)	$(0.46)	$(1.43)	$0.07	$(1.36)

Shares used in the computation of loss per share
Basic	14,425,119	14,425,119	14,425,119	14,403,925	14,403,925	14,403,925

Diluted	14,425,119	14,425,119	14,425,119	14,403,925	14,403,925	14,403,925

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of September 30, 2010
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,924	$—	$32,924
Accounts receivable:
Trade, Net	88,252	—	88,252
Retainage	17,083	—	17,083
Inventories	12,682	115	12,797
Costs and estimated earnings in excess of billings on uncompleted contracts	12,566	1,983	14,549
Prepaid expenses and other current assets	5,449	—	5,449

Total current assets	168,956	2,098	171,054

LONG TERM NOTES RECEIVABLES, net	440	—	440
PROPERTY AND EQUIPMENT, net	19,846	50	19,896
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	11,882	—	11,882

Total assets	$205,105	$2,755	$207,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$808	$—	$808
Accounts payable and accrued expenses	67,799	5,000	72,799
Billings in excess of costs and estimated earnings on uncompleted contracts	17,109	(1,865)	15,244

Total current liabilities	85,716	3,135	88,851

LONG-TERM DEBT, net of current maturities	10,448	—	10,448
LONG-TERM DEFERRED TAX LIABILITY	1,046	—	1,046
OTHER NON-CURRENT LIABILITIES	6,314	—	6,314

Total liabilities	103,524	3,135	106,659

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(13,677)	—	(13,677)
Additional paid-in capital	171,510	—	171,510
Accumulated other comprehensive income	(88)	—	(88)
Retained deficit	(56,318)	(380)	(56,698)

Total stockholders’ equity	101,581	(380)	101,201

Total liabilities and stockholders’ equity	$205,105	$2,755	$207,860

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended September 30, 2010			Twelve months ended September 30, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$111,361	$3,838	$115,199	$460,633	$2,797	$463,430
Cost of services	103,465	3,700	107,165	404,140	1,848	405,988

Gross profit	7,896	138	8,034	56,493	949	57,442
Selling, general and administrative expenses	18,846	129	18,975	84,920	(44)	84,877
Gain on sale of assets	(9)	—	(9)	(174)	—	(174)
Restructuring charges	—	—	—	763	—	763

Loss from operations	(10,941)	9	(10,932)	(29,016)	992	(28,024)

Interest and other (income) expense:
Interest expense	644	—	644	3,513	—	3,513
Interest income	(34)	—	(34)	(242)	—	(242)
Other (income) expense, net	62	—	62	(109)	—	(109)

Interest and other expense, net	672	—	672	3,162	—	3,162

Loss from operations before income taxes	(11,613)	9	(11,604)	(32,178)	992	(31,186)
Provision (benefit) for income taxes	(57)	—	(57)	(31)	—	(31)

Net loss from continuing operations	$(11,556)	$9	$(11,547)	$(32,147)	$992	$(31,155)

Discontinued operations
Income (loss) from discontinued operations	(11)	—	(11)	—	—	—
Provision (benefit) for income taxes	(1)	—	(1)	—	—	—

Net income (loss) from discontinued operations	(10)	—	(10)	—	—	—

Net loss	$(11,566)	$9	$(11,557)	$(32,147)	$992	$(31,155)

Basic loss per share:
Continuing operations	$(0.80)	$—	$(0.80)	$(2.23)	$0.07	$(2.16)

Total	$(0.80)	$—	$(0.80)	$(2.23)	$0.07	$(2.16)

Diluted loss per share:
Continuing operations	$(0.80)	$—	$(0.80)	$(2.23)	$0.07	$(2.16)

Total	$(0.80)	$—	$(0.80)	$(2.23)	$0.07	$(2.16)

Shares used in the computation of loss per share
Basic	14,425,818	14,425,818	14,425,818	14,409,490	14,409,490	14,409,490

Diluted	14,425,818	14,425,818	14,425,818	14,409,490	14,409,490	14,409,490

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of December 31, 2010
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,946	$—	$26,946
Accounts receivable:
Trade, Net	82,630	—	82,630
Retainage	17,281	—	17,281
Inventories	13,542	—	13,542
Costs and estimated earnings in excess of billings on uncompleted contracts	13,545	—	13,545
Prepaid expenses and other current assets	4,976	—	4,976

Total current assets	158,920	—	158,920

LONG TERM NOTES RECEIVABLES, net	422	—	422
PROPERTY AND EQUIPMENT, net	11,700	—	11,700
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	11,561	—	11,561

Total assets	$186,584	$607	$187,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$609	$—	$609
Accounts payable and accrued expenses	55,841	1,013	56,854
Billings in excess of costs and estimated earnings on uncompleted contracts	14,992	—	14,992

Total current liabilities	71,442	1,013	72,455

LONG-TERM DEBT, net of current maturities	10,405	—	10,405
LONG-TERM DEFERRED TAX LIABILITY	1,045	—	1,045
OTHER NON-CURRENT LIABILITIES	6,190	—	6,190

Total liabilities	89,082	1,013	90,095

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(9,770)	—	(9,770)
Additional paid-in capital	167,710	—	167,710
Retained deficit	(60,592)	(406)	(60,998)

Total stockholders’ equity	97,502	(406)	97,096

Total liabilities and stockholders’ equity	$186,584	$607	$187,191

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended December 31, 2010
	As Reported	Adjustments	As Restated
Revenues	$113,649	$(3,838)	$109,811
Cost of services	102,477	(3,724)	98,753

Gross profit	11,172	(113)	11,058
Selling, general and administrative expenses	18,740	(88)	18,652
Gain on sale of assets	(6,729)	—	(6,729)
Asset Impairment	3,551	—	3,551

Loss from operations	(4,390)	(26)	(4,416)

Interest and other (income) expense:
Interest expense	599	—	599
Interest income	(25)	—	(25)
Other (income) expense, net	(15)	—	(15)

Interest and other expense, net	559	—	559

Loss from operations before income taxes	(4,949)	(26)	(4,975)
Provision (benefit) for income taxes	(676)	—	(676)

Net loss	$(4,273)	$(26)	$(4,299)

Basic loss per share:
Continuing operations	$(0.30)	$—	$(0.30)

Total	$(0.30)	$—	$(0.30)

Diluted loss per share:
Continuing operations	$(0.30)	$—	$(0.30)

Total	$(0.30)	$(0.00)	$(0.30)

Shares used in the computation of loss per share
Basic	14,447,357	14,447,357	14,447,357

Diluted	14,447,357	14,447,357	14,447,357

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of March 31, 2011
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,707	$—	$36,707
Accounts receivable:
Trade, Net	82,915	—	82,915
Retainage	18,397	—	18,397
Inventories	9,454	—	9,454
Costs and estimated earnings in excess of billings on uncompleted contracts	15,115	—	15,115
Prepaid expenses and other current assets	5,031	—	5,031

Total current assets	167,619	—	167,619

LONG TERM NOTES RECEIVABLES, net	315	—	315
PROPERTY AND EQUIPMENT, net	10,204	—	10,204
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	8,942	—	8,942

Total assets	$191,061	$607	$191,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$447	$—	$447
Accounts payable and accrued expenses	71,075	1,063	72,138
Billings in excess of costs and estimated earnings on uncompleted contracts	14,212	—	14,212

Total current liabilities	85,734	1,063	86,797

LONG-TERM DEBT, net of current maturities	10,418	—	10,418
LONG-TERM DEFERRED TAX LIABILITY	1,046	—	1,046
OTHER NON-CURRENT LIABILITIES	6,177	—	6,177

Total liabilities	103,375	1,063	104,438

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(6,861)	—	(6,861)
Additional paid-in capital	165,065	—	165,065
Retained deficit	(70,672)	(456)	(71,128)

Total stockholders’ equity	87,686	(456)	87,230

Total liabilities and stockholders’ equity	$191,061	$607	$191,668

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	Three months ended March 31, 2011			Six months ended March 31, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$118,326	$—	$118,326	$231,975	$(3,838)	$228,137
Cost of services	112,969	30	112,999	215,446	(3,694)	211,752

Gross profit	5,357	(30)	5,327	16,529	(144)	16,385
Selling, general and administrative expenses	14,052	20	14,072	32,792	(68)	32,724
Gain on sale of assets	(87)	—	(87)	(6,816)	—	(6,816)
Asset Impairment	—	—	—	3,551	—	3,551

Loss from operations	(8,608)	(50)	(8,658)	(12,998)	(76)	(13,074)

Interest and other (income) expense:
Interest expense	576	—	576	1,175	—	1,175
Interest income	(24)	—	(24)	(49)	—	(49)
Other (income) expense, net	(8)	—	(8)	(23)	—	(23)

Interest and other expense, net	544	—	544	1,103	—	1,103

Loss from operations before income taxes	(9,152)	(50)	(9,202)	(14,101)	(76)	(14,177)
Provision (benefit) for income taxes	929	—	929	253	—	253

Net loss	$(10,081)	$(50)	$(10,131)	$(14,354)	$(76)	$(14,430)

Basic loss per share:
Continuing operations	$(0.70)	$—	$(0.70)	$(0.99)	$(0.01)	$(1.00)

Total	$(0.70)	$—	$(0.70)	$(0.99)	$(0.01)	$(1.00)

Diluted loss per share:
Continuing operations	$(0.70)	$—	$(0.70)	$(0.99)	$(0.01)	$(1.00)

Total	$(0.70)	$(0.00)	$(0.70)	$(0.99)	$(0.01)	$(1.00)

Shares used in the computation of loss per share
Basic	14,481,005	14,481,005	14,481,005	14,463,996	14,463,996	14,463,996

Diluted	14,481,005	14,481,005	14,481,005	14,463,996	14,463,996	14,463,996

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	$00000000	$00000000	$00000000
	As of June 30, 2011
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,039	$—	$23,039
Accounts receivable:
Trade, Net	85,749	—	85,749
Retainage	19,845	—	19,845
Inventories	6,203	—	6,203
Costs and estimated earnings in excess of billings on uncompleted contracts	11,563	—	11,563
Prepaid expenses and other current assets	4,600	—	4,600

Total current assets	150,999	—	150,999

LONG TERM NOTES RECEIVABLES, net	235	—	235
PROPERTY AND EQUIPMENT, net	9,940	—	9,940
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	8,895	—	8,895

Total assets	$174,050	$607	$174,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$265	$—	$265
Accounts payable and accrued expenses	67,142	1,091	68,233
Billings in excess of costs and estimated earnings on uncompleted contracts	12,644	—	12,644

Total current liabilities	80,051	1,091	81,142

LONG-TERM DEBT, net of current maturities	10,346	—	10,346
LONG-TERM DEFERRED TAX LIABILITY	1,046	—	1,046
OTHER NON-CURRENT LIABILITIES	6,022	—	6,022

Total liabilities	97,465	1,091	98,556

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(7,081)	—	(7,081)
Additional paid-in capital	165,531	—	165,531
Retained deficit	(82,019)	(484)	(82,503)

Total stockholders’ equity	76,585	(484)	76,101

Total liabilities and stockholders’ equity	$174,050	$607	$174,657

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended June 30, 2011			Nine months ended June 30, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$122,714	$—	$122,714	$354,689	$(3,838)	$350,851
Cost of services	113,651	17	113,668	329,097	(3,678)	325,420

Gross profit	9,063	(17)	9,046	25,592	(161)	25,432
Selling, general and administrative expenses	18,131	11	18,142	50,923	(57)	50,866
Gain on sale of assets	136	—	136	(6,680)	—	(6,680)
Asset Impairment	—	—	—	3,551	—	3,551
Restructuring charges	1,667	—	1,667	1,667	—	1,667

Loss from operations	(10,871)	(28)	(10,899)	(23,869)	(104)	(23,973)

Interest and other (income) expense:
Interest expense	571	—	571	1,746	—	1,746
Interest income	(13)	—	(13)	(62)	—	(62)
Other (income) expense, net	21	—	21	(2)	—	(2)

Interest and other expense, net	579	—	579	1,682	—	1,682

Loss from operations before income taxes	(11,450)	(28)	(11,478)	(25,551)	(104)	(25,655)
Provision (benefit) for income taxes	(103)	—	(103)	150	—	150

Net loss	$(11,347)	$(28)	$(11,375)	$(25,701)	$(104)	$(25,805)

Basic loss per share:
Continuing operations	$(0.78)	$—	$(0.78)	$(1.78)	$(0.01)	$(1.78)

Total	$(0.78)	$—	$(0.78)	$(1.78)	$(0.01)	$(1.78)

Diluted loss per share:
Continuing operations	$(0.78)	$—	$(0.78)	$(1.78)	$(0.01)	$(1.78)

Total	$(0.78)	$(0.00)	$(0.78)	$(1.78)	$(0.01)	$(1.78)

Shares used in the computation of loss per share
Basic	14,491,966	14,491,966	14,491,966	14,472,441	14,472,441	14,472,441

Diluted	14,491,966	14,491,966	14,491,966	14,472,441	14,472,441	14,472,441

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of September 30, 2011
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,577	$—	$35,577
Accounts receivable:
Trade, Net	85,728	—	85,728
Retainage	17,944	—	17,944
Inventories	8,443	—	8,443
Costs and estimated earnings in excess of billings on uncompleted contracts	10,592	(629)	9,963
Prepaid expenses and other current assets	2,840	—	2,840

Total current assets	161,124	(629)	160,495

LONG TERM NOTES RECEIVABLES, net	200	—	200
PROPERTY AND EQUIPMENT, net	8,016	—	8,016
GOODWILL	3,839	607	4,446
OTHER NON-CURRENT ASSETS, net	7,087	—	7,087

Total assets	$180,266	$(22)	$180,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$209	$—	$209
Accounts payable and accrued expenses	79,858	(878)	78,980
Billings in excess of costs and estimated earnings on uncompleted contracts	18,220	1,365	19,585

Total current liabilities	98,287	487	98,774

LONG-TERM DEBT, net of current maturities	10,289	—	10,289
LONG-TERM DEFERRED TAX LIABILITY	284	—	284
OTHER NON-CURRENT LIABILITIES	6,596	—	6,596

Total liabilities	115,456	487	115,993

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(5,595)	—	(5,595)
Additional paid-in capital	164,262	—	164,262
Retained deficit	(94,011)	(509)	(94,520)

Total stockholders’ equity	64,810	(509)	64,301

Total liabilities and stockholders’ equity	$180,266	$(23)	$180,244

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three months ended September 30, 2011			Twelve months ended September 30, 2011
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$126,918	$(2,406)	$124,512	$481,607	$(6,244)	$475,363
Cost of services	116,488	(1,930)	114,558	445,585	(5,607)	439,978

Gross profit	10,430	(476)	9,954	36,022	(637)	35,385
Selling, general and administrative expenses	18,442	(450)	17,992	69,365	(507)	68,858
Gain on sale of assets	97	—	97	(6,583)	—	(6,583)
Asset Impairment	1,253	—	1,253	4,804	—	4,804
Restructuring charges	2,117	—	2,117	3,784	—	3,784

Loss from operations	(11,479)	(26)	(11,505)	(35,348)	(130)	(35,478)

Interest and other (income) expense:
Interest expense	531	—	531	2,277	—	2,277
Interest income	(6)	—	(6)	(68)	—	(68)
Other (income) expense, net	(8)	—	(8)	(10)	—	(10)

Interest and other expense, net	517	—	517	2,199	—	2,199

Loss from operations before income taxes	(11,996)	(26)	(12,022)	(37,547)	(130)	(37,677)
Provision (benefit) for income taxes	(4)	—	(4)	146	—	146

Net loss	$(11,992)	$(26)	$(12,018)	$(37,693)	$(130)	$(37,823)

Basic loss per share:
Continuing operations	$(0.82)	$—	$(0.83)	$(2.60)	$(0.01)	$(2.61)

Total	$(0.82)	$—	$(0.83)	$(2.60)	$(0.01)	$(2.61)

Diluted loss per share:
Continuing operations	$(0.82)	$—	$(0.83)	$(2.60)	$(0.01)	$(2.61)

Total	$(0.82)	$(0.00)	$(0.83)	$(2.60)	$(0.01)	$(2.61)

Shares used in the computation of loss per share
Basic	14,558,314	14,558,314	14,558,314	14,493,747	14,493,747	14,493,747

Diluted	14,558,314	14,558,314	14,558,314	14,493,747	14,493,747	14,493,747

18. RESTATEMENT

The September 30, 2011 consolidated financial statements included in our Original Form 10-K filed on December 20, 2011, contained errors primarily related to the understatement of our vacation accrual that should have been recorded at September 30, 2008 and in each subsequent annual and interim period to September 30, 2011. Additionally, for all restated periods we recorded other immaterial adjustments. These adjustments include, but are not limited to, recording billing, payroll and other accruals, in the proper accounting period. In many cases, as a result of recording these adjustments, additional revenues are also recognized with an immaterial effect on gross margin, due to the use of the percentage of completion method of accounting and estimated margins on contracts in progress. As such, these adjustments impact multiple line items, including revenue, cost of revenue, selling general & administrative expenses, and their related balance sheet accounts. Accordingly, the September 30, 2011 consolidated financial statements have been restated to properly record these transactions and other immaterial adjustments. This restatement amends the following notes: 5, 6, 7, 10, 11 and 17.

The vacation accrual adjustment decreased beginning Retained Earnings at October 1, 2008 in the amount of $1,733 thousand, and increased (decreased) net loss by $(475) thousand, $(215) thousand, and $35 thousand for the years ended September 30, 2009, 2010 and 2011, respectively. The additional immaterial adjustments increased beginning Retained Earnings at October 1, 2008 in the amount of $607 thousand, and increased (decreased) net loss by $722 thousand, $(777) thousand, and $95 thousand for the years ended September 30, 2009, 2010 and 2011, respectively. The following schedules represent the effect of correcting these errors in our consolidated financial statements:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Year ended September 30, 2009
	As Reported	Adjustments	As Restated
Revenues	$665,997	$1,040	$667,037
Cost of services	556,469	1,444	557,913

Gross profit	109,528	(404)	109,124
Selling, general and administrative expenses	108,328	(157)	108,171
Gain on sale of assets	(465)	—	(465)
Restructuring charges	7,407	—	7,407

Loss from operations	(5,742)	(247)	(5,989)

Interest and other (income) expense:
Interest expense	4,526	—	4,526
Interest income	(432)	—	(432)
Other (income) expense, net	1,608	—	1,608

Interest and other expense, net	5,702	—	5,702

Loss from operations before income taxes	(11,444)	(247)	(11,691)
Provision (benefit) for income taxes	495	—	495

Net loss from continuing operations	$(11,939)	$(247)	$(12,186)

Discontinued operations
Income (loss) from discontinued operations	187	—	187
Provision (benefit) for income taxes	68	—	68

Net income (loss) from discontinued operations	119	—	119

Net loss	$(11,820)	$(247)	$(12,067)

Basic loss per share:
Continuing operations	$(0.83)	$(0.02)	$(0.85)

Discontinued operations	$0.01	$—	$0.01

Total	$(0.82)	$(0.02)	$(0.84)

Diluted loss per share:
Continuing operations	$(0.83)	$(0.02)	$(0.85)

Discontinued operations	$0.01	$—	$0.01

Total	$(0.82)	$(0.02)	$(0.84)

Shares used in the computation of loss per share
Basic	14,331,614	14,331,614	14,331,614

Diluted	14,331,614	14,331,614	14,331,614

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Year Ended September 30, 2009
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,820)	$(247)	$(12,067)
Adjustments to reconcile net loss to net cash provided by operating activities
Net income (loss) from discontinued operations	(119)	—	(119)
Bad debt expense	2,539	—	2,539
Deferred financing cost amortization	263	—	263
Depreciation and amortization	8,258	67	8,325
Loss (gain) on sale of assets	(465)	—	(465)
Non-cash compensation expense	2,520	—	2,520
Impairment of investment	2,850	—	2,850
Paid in kind interest	678	—	678
Equity in losses of investment	13	—	13
Goodwill adjustment - utilization of deferred tax assets	911	(607)	304
Deferred income tax	(1,924)	—	(1,924)
Changes in operation assets and liabilities
Accounts receivable	29,567	281	29,848
Inventories	2,701	—	2,701
Costs and estimated earnings in excess of billings	1,189	(1,687)	(498)
Prepaid expenses and other current assets	1,096	—	1,096
Other non-current assets	6,598	(281)	6,317
Accounts payable and accrued expenses	(23,547)	2,396	(21,151)
Billings in excess of costs and estimated earnings	(12,546)	395	(12,151)
Other non-current liabilities	910	(317)	593

Net cash (used in) provided by continuing operations	9,672	—	9,672
Net cash provided by discontinued operations	1,635	—	1,635

Net cash (used in) provided by operating activities	11,307	—	11,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,740)	—	(4,740)
Proceeds from sales of property and equipment	935	—	935
Investment in unconsolidated affiliates	(2,150)	—	(2,150)

Net cash (used in) provided by continuing operations	(5,955)	—	(5,955)
Net cash provided by discontinued operations	65	—	65

Net cash (used in) provided by investing activities	(5,890)	—	(5,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	792	—	792
Repayments of debt	(2,427)	—	(2,427)
Purchase of treasury stock	(4,317)	—	(4,317)

Net used in financing activities	(5,952)	—	(5,952)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(535)	—	(535)
CASH AND CASH EQUIVALENTS, beginning of period	64,709	—	64,709

CASH AND CASH EQUIVALENTS, end of period	$64,174	$—	$64,174

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of September 30, 2010
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,924	$—	$32,924
Accounts receivable:
Trade, Net	88,252	—	88,252
Retainage	17,083	—	17,083
Inventories	12,682	115	12,797
Costs and estimated earnings in excess of billings on uncompleted contracts	12,566	1,983	14,549
Prepaid expenses and other current assets	5,449	—	5,449

Total current assets	168,956	2,098	171,054

LONG TERM NOTES RECEIVABLES, net	440	—	440
PROPERTY AND EQUIPMENT, net	19,846	50	19,896
GOODWILL	3,981	607	4,588
OTHER NON-CURRENT ASSETS, net	11,882	—	11,882

Total assets	$205,105	$2,755	$207,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$808	$—	$808
Accounts payable and accrued expenses	67,799	5,000	72,799
Billings in excess of costs and estimated earnings on uncompleted contracts	17,109	(1,865)	15,244

Total current liabilities	85,716	3,135	88,851

LONG-TERM DEBT, net of current maturities	10,448	—	10,448
LONG-TERM DEFERRED TAX LIABILITY	1,046	—	1,046
OTHER NON-CURRENT LIABILITIES	6,314	—	6,314

Total liabilities	103,524	3,135	106,659

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(13,677)	—	(13,677)
Additional paid-in capital	171,510	—	171,510
Accumulated other comprehensive income	(88)	—	(88)
Retained deficit	(56,318)	(380)	(56,698)

Total stockholders’ equity	101,581	(380)	101,201

Total liabilities and stockholders’ equity	$205,105	$2,755	$207,860

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Year ended September 30, 2010
	As Reported	Adjustments	As Restated
Revenues	$460,633	$2,797	$463,430
Cost of services	404,140	1,848	405,988

Gross profit	56,493	949	57,442
Selling, general and administrative expenses	84,920	(43)	84,877
Gain on sale of assets	(174)	—	(174)
Restructuring charges	763	—	763

Loss from operations	(29,016)	992	(28,024)

Interest and other (income) expense:
Interest expense	3,513	—	3,513
Interest income	(242)	—	(242)
Other (income) expense, net	(109)	—	(109)

Interest and other expense, net	3,162	—	3,162

Loss from operations before income taxes	(32,178)	992	(31,186)
Provision (benefit) for income taxes	(31)	—	(31)

Net loss	$(32,147)	$992	$(31,155)

Basic loss per share:
Continuing operations	$(2.23)	$0.07	$(2.16)

Total	$(2.23)	$0.07	$(2.16)

Diluted loss per share:
Continuing operations	$(2.23)	$0.07	$(2.16)

Total	$(2.23)	$0.07	$(2.16)

Shares used in the computation of loss per share
Basic	14,409,368	14,409,368	14,409,368

Diluted	14,409,368	14,409,368	14,409,368

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Year Ended September 30, 2010
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,147)	$992	$(31,155)
Adjustments to reconcile net loss to net cash provided by operating activities
Bad debt expense	7,440	—	7,440
Deferred financing cost amortization	314	—	314
Depreciation and amortization	5,291	—	5,291
Loss (gain) on sale of assets	(174)	—	(174)
Non-cash compensation expense	1,370	—	1,370
Impairment of investment	150	—	150
Deferred income tax	(1,244)	—	(1,244)
Changes in operation assets and liabilities
Accounts receivable	17,768	—	17,768
Inventories	(2,527)	(115)	(2,642)
Costs and estimated earnings in excess of billings	988	(1,983)	(995)
Prepaid expenses and other current assets	1,820	—	1,820
Other non-current assets	1,463	—	1,463
Accounts payable and accrued expenses	(8,679)	2,971	(5,708)
Billings in excess of costs and estimated earnings	(4,033)	(1,865)	(5,898)
Other non-current liabilities	(966)	—	(966)

Net cash (used in) provided by continuing operations	(13,166)	—	(13,166)

Net cash (used in) provided by operating activities	(13,166)	—	(13,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(924)	—	(924)
Proceeds from sales of property and equipment	328	—	328
Distribution from unconsolidated affiliates	393	—	393

Net cash (used in) provided by continuing operations	(203)	—	(203)

Net cash (used in) provided by investing activities	(203)	—	(203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	753	—	753
Repayments of debt	(18,184)	—	(18,184)
Purchase of treasury stock	(172)	—	(172)
Payments for debt issuance costs	(278)	—	(278)

Net used in financing activities	(17,881)	—	(17,881)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(31,250)	—	(31,250)
CASH AND CASH EQUIVALENTS, beginning of period	64,174	—	64,174

CASH AND CASH EQUIVALENTS, end of period	$32,924	$—	$32,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	As of September 30, 2011
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,577	$—	$35,577
Accounts receivable:
Trade, Net	85,728	—	85,728
Retainage	17,944	—	17,944
Inventories	8,443	—	8,443
Costs and estimated earnings in excess of billings on uncompleted contracts	10,592	(629)	9,963
Prepaid expenses and other current assets	2,840	—	2,840

Total current assets	161,124	(629)	160,495

LONG TERM NOTES RECEIVABLES, net	200	—	200
PROPERTY AND EQUIPMENT, net	8,016	—	8,016
GOODWILL	3,839	607	4,446
OTHER NON-CURRENT ASSETS, net	7,087	—	7,087

Total assets	$180,266	$(22)	$180,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$209	$—	$209
Accounts payable and accrued expenses	79,858	(878)	78,980
Billings in excess of costs and estimated earnings on uncompleted contracts	18,220	1,365	19,585

Total current liabilities	98,287	487	98,774

LONG-TERM DEBT, net of current maturities	10,289	—	10,289
LONG-TERM DEFERRED TAX LIABILITY	284	—	284
OTHER NON-CURRENT LIABILITIES	6,596	—	6,596

Total liabilities	115,456	487	115,943

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value	—	—	—
Common stock, $0.01 par value	154	—	154
Treasury stock, at cost	(5,595)	—	(5,595)
Additional paid-in capital	164,262	—	164,262
Retained deficit	(94,011)	(509)	(94,520)

Total stockholders’ equity	64,810	(509)	64,301

Total liabilities and stockholders’ equity	$180,266	$(22)	$180,244

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Year ended September 30, 2011
	As Reported	Adjustments	As Restated
Revenues	$481,607	$(6,244)	$475,363
Cost of services	445,585	(5,607)	439,978

Gross profit	36,022	(637)	35,385
Selling, general and administrative expenses	69,365	(507)	68,858
Gain on sale of assets	(6,583)	—	(6,583)
Asset Impairment	4,804	—	4,804
Restructuring charges	3,784	—	3,784

Loss from operations	(35,348)	(130)	(35,478)

Interest and other (income) expense:
Interest expense	2,277	—	2,277
Interest income	(68)	—	(68)
Other (income) expense, net	(10)	—	(10)

Interest and other expense, net	2,199	—	2,199

Loss from operations before income taxes	(37,547)	(130)	(37,677)
Provision (benefit) for income taxes	146	—	146

Net loss	$(37,693)	$(130)	$(37,823)

Basic loss per share:
Continuing operations	$(2.60)	$(0.01)	$(2.61)

Total	$(2.60)	$(0.01)	$(2.61)

Diluted loss per share:
Continuing operations	$(2.60)	$(0.01)	$(2.61)

Total	$(2.60)	$(0.01)	$(2.61)

Shares used in the computation of loss per share
Basic	14,493,747	14,493,747	14,493,747

Diluted	14,493,747	14,493,747	14,493,747

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Year Ended September 30, 2011
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,693)	$(130)	$(37,823)
Adjustments to reconcile net loss to net cash provided by operating activities
Bad debt expense	(715)	—	(715)
Deferred financing cost amortization	338	—	338
Depreciation and amortization	6,356	—	6,356
Gain on sale of business units	(6,657)	—	(6,657)
Loss (gain) on sale of assets	88	—	88
Non-cash compensation expense	906	—	906
Impairment of investment	4,804	50	4,854
Deferred income tax	(107)	—	(107)
Changes in operation assets and liabilities
Accounts receivable	(2,761)	—	(2,761)
Inventories	(537)	—	(537)
Costs and estimated earnings in excess of billings	1,592	630	2,222
Prepaid expenses and other current assets	1,206	—	1,206
Other non-current assets	3,092	—	3,092
Accounts payable and accrued expenses	16,777	(1,915)	14,862
Billings in excess of costs and estimated earnings	1,111	1,365	2,476
Other non-current liabilities	348	—	348

Net cash (used in) provided by continuing operations	(11,852)	—	(11,852)

Net cash (used in) provided by operating activities	(11,852)	—	(11,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,688)	—	(2,688)
Proceeds from sales of property and equipment	1,268	—	1,268
Proceeds from sales of facilities	16,763	—	16,763

Net cash (used in) provided by continuing operations	15,343	—	15,343

Net cash (used in) provided by investing activities	15,343	—	15,343

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(766)	—	(766)
Purchase of treasury stock	(72)	—	(72)

Net used in financing activities	(838)	—	(838)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	2,653	—	2,653
CASH AND CASH EQUIVALENTS, beginning of period	32,924	—	32,924

CASH AND CASH EQUIVALENTS, end of period	$35,577	$—	$35,577

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In connection with the restatements discussed above in the explanatory note to this Amendment No. 1 to our Form 10-K and in Notes 17 and 18 of our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified two material weaknesses in our internal control over financial reporting with respect to our inter-departmental communications processes at our Corporate office and within our Commercial & Industrial segment. Specifically, the Company’s policies, procedures and personnel resources responsible for our both vacation accrual and certain other expenses, including software amortization, were not effective. Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

During the first and second quarter of our 2012 fiscal year, we improved our inter-departmental communications at our Corporate office and Commercial & Industrial segment. We additionally implemented staffing changes, and we believe we have remediated each material weakness. In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of the filing of this Amendment No. 1 to our Form 10-K, our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, and the identification of two material weaknesses, management concluded that Integrated Electrical Services did not maintain effective internal control over financial reporting as of September 30, 2011.

There are two material weaknesses that we identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement will not be prevented or detected in a timely basis. The first relates to a control deficiency at our corporate office that resulted in the inadequate reporting of certain software amortization expense. The corporate office failed to provide adequate managerial oversight, did not perform a timely review of the useful lives of its assets and did not engage in adequate inter-department communications between the IT and finance departments. The deficiency was identified by corporate management as of September 30, 2011, resulting in material revision of software amortization expense among the quarterly periods of fiscal 2011. The second material weakness identified relates to a control deficiency at our Commercial & Industrial segment that resulted in the under accrual of vacation expense. The vacation accrual for salaried employees within this segment was understated due to inadequate inter-department communications between the human resources and finance departments. This deficiency impacted our vacation accrual balance for all annual and interim periods from September 30, 2008 through September 30, 2011. The deficiency was identified by corporate management during the close process within our first quarter of fiscal year 2012, resulting in the restatement of our September 30, 2011 Form 10-K .

Remediation of Material Weakness

Management believes it has remediated the material weakness related to the review of the useful lives of its assets. The remediation included enhanced inter-department communication, additional internal financial review and a specific review of all material software currently capitalized and amortized during the company’s financial close process.

Management believes it has remediated the material weakness related to the required vacation accrual. The remediation included updating the accrual process at the Commercial & Industrial segment to include the previously absent employees as of the first quarter in fiscal year 2012 and enhanced inter-departmental communication as well as the hiring of an additional resource in the finance department within our Commercial & Industrial segment.

Changes in Internal Control over Financial Reporting

As of the filing of this Amendment No. 1 to our Form 10-K we believe the steps identified above have remediated the identified material weaknesses. Apart from the completion of this remediation process, there have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Certain of the information required to be included Item 10 of Part III of this Amendment No. 1 to our Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than January 28, 2012.

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

Robert W. Lewey, 50, was appointed Senior Vice President & Chief Financial Officer of the Company, effective January 20, 2012, Mr. Lewey has served as Vice President – Finance & Treasurer of the Company since May 2011. From 2001 to 2006 and from 2007 until May 2011, Mr. Lewey held various positions with the Company, including Vice President – Tax, Director of Tax and Treasurer. From 2006 to 2007, Mr. Lewey served as Vice President, Tax for Sulzer US Holdings, Inc., a provider of information technology solutions. He began his career with Deloitte LLP and is a Certified Public Accountant licensed in the State of Texas.

Terry L. Freeman, 61, served as Senior Vice President and Chief Financial Officer from March 2010 until January 2012. Mr. Freeman has been an independent business consultant since December 2005. From 1997 until December 2005, Mr. Freeman served Metals USA, a metal service company that served OEM manufacturers, contractors and metal fabrication businesses, in several senior financial roles, most recently serving as Senior Vice President and Chief Financial Officer. From 1990 to 1997, Mr. Freeman held the positions of Corporate Controller and Director of Financial Reporting at Maxxam, Inc., a diversified holding company with sales in excess of $2.3 billion. From 1980 to 1990, he served in senior audit positions at Arthur Andersen & Company and at Deloitte & Touche. He also served in the U. S. Army.

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

The information required to be included in Item 11 of Part III of this Amendment No. 1 to our Form 10-K is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required to be included in Item 12 of Part III of this Amendment No. 1 to our Form 10-K is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” to our Consolidated Financial Statements set forth in Item 8 “Financial Statements and Supplementary Data” to this Amendment No. 1 to our Form 10-K.

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

The information required to be included in Item 13 of Part III of this Amendment No. 1 to our Form 10-K is incorporated by reference from the section entitled “Certain Relationships and Related Person Transactions” in the Proxy Statement and from Item 10 of this Amendment No. 1 to our Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required to be included in Item 14 of Part III of this Amendment No. 1 to our Form 10-K is incorporated by reference from the section entitled “Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this report.

(b) Exhibits

2.1	Second Amended Joint Plan of Reorganization of Integrated Electrical Services, Inc. and Certain of its Direct and Indirect Subsidiaries under Chapter 11 of the Bankruptcy Code, dated March 17, 2006. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 1, 2006)

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

4.1	Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

4.2	Senior Subordinated Note, dated as of December 12, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

4.3	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)

4.4	First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

10.1	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7	Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.8	Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006)

10.9	Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)

10.10	Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

10.11	Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.12	Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.13	Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2008)

10.14	Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008)

10.15	Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto.(Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.16	Amendment, dated April 30, 2010, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of American, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010)

10.17	Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.18	Employment Agreement, effective as of June 1, 2005, by and between the Company and Robert Callahan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed December 21, 2005)

10.19	Employment Agreement, dated June 26, 2006, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2006)

10.20	Employment Agreement, dated April 10, 2007, between the Company and Raymond K. Guba. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 13, 2007)

10.21	Employment Agreement, dated January 21, 2008, by and between the Company and Alan O. Gahm. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 23, 2008)

10.22	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

10.23	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

10.24	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.25	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.26	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.27	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

10.28	Fiscal 2008 Annual Management Incentive Plan Performance Criteria. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.29	Management Incentive Plan fiscal 2010 (Incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.30	Employment Agreement between the Company and Richard A. Nix dated December 14, 2006. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.31	Employment Agreement between the Company and Thomas E. Vossman dated November 3, 2008. (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed December 15, 2008)

10.32	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.33	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

10.34	Management Incentive Plan 2009 Performance Criteria. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 12, 2008)

10.35	Management Incentive Plan Fiscal 2010 Performance criteria (Incorporated by reference to Exhibit 10.2 to the Companies to the Current Report on Form 8-K filed on December 11, 2009)

10.36	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.37	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.38	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.39	Employment Agreement, dated March 29, 2010, by and between the Company and Terry L. Freeman. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010)

10.40	Amended and Restated Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.41	First Amendment to Employment Agreement, dated September 24, 2010, by and between the Company and Michael J. Caliel. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.42	First Amendment to Employment Agreement, dated September 24, 2010, by and between the Company and Terry Freeman. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.43	Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and Robert B. Callahan. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.44	Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and Richard A. Nix. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.45	Amended and Restated Employment Agreement, dated September 24, 2010, by and between the Company and William L. Fiedler. (Incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-K filed December 14, 2010)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.CAL	XBRL Calculation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(1)	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/S/ JAMES M. LINDSTROM
James M. Lindstrom Chief Executive Officer and President

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

Signature	Title

/s/ James M. Lindstrom * James M. Lindstrom	Chief Executive Officer, President and
Chairman of the Board

/s/ Robert W. Lewey * Robert W. Lewey	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Charles H. Beynon* Charles H. Beynon	Director

/s/ Donald L. Luke* Donald L. Luke	Director

/s/ John E. Welsh, III* John E. Welsh, III	Director

* by	/s/ William L. Fiedler William L Fiedler	Attorney-in-Fact