Form 10-Q
period 2011-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2012-03-30
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

On March 30, 2012, there were 15,013,840 shares of common stock outstanding.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART I

DEFINITIONS

In this quarterly report on Form 10-Q, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

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

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K/A for the year ended September 30, 2011, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this quarterly report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

General information about us can be found at www.ies-co.com under “Investor Relations”. Our annual report on Form 10-K/A, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. You may also contact our Investor Relations department at 713-860-1500, and they will provide you with copies of our public reports.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31, 2011	September 30, 2011
	(Unaudited)	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,318	$35,577
Restricted cash	8,812	—
Accounts receivable:
Trade, net of allowance of $2,146 and $2,645, respectively	78,365	85,728
Retainage	16,118	17,944
Inventories	8,191	8,443
Costs and estimated earnings in excess of billings on uncompleted contracts	7,805	9,963
Prepaid expenses and other current assets	6,766	2,840

Total current assets	143,375	160,495

LONG-TERM RECEIVABLE, net of allowance of $53 and $4,051, respectively	206	200
PROPERTY AND EQUIPMENT, net	8,646	8,016
GOODWILL	4,446	4,446
OTHER NON-CURRENT ASSETS, net	5,289	7,087

Total assets	$161,962	$180,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,168	$209
Accounts payable and accrued expenses	63,099	78,980
Billings in excess of costs and estimated earnings on uncompleted contracts	18,260	19,585

Total current liabilities	83,527	98,774

LONG-TERM DEBT, net of current maturities	10,228	10,289
LONG-TERM DEFERRED TAX LIABILITY	284	284
OTHER NON-CURRENT LIABILITIES	7,295	6,596

Total liabilities	101,334	115,943

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 15,013,840 and 14,938,071 outstanding, respectively	154	154
Treasury stock, at cost, 393,962 and 451,329 shares, respectively	(4,475)	(5,595)
Additional paid-in capital	163,194	164,262
Retained deficit	(98,245)	(94,520)

Total stockholders’ equity	60,628	64,301

Total liabilities and stockholders’ equity	$161,962	$180,244

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Three Months Ended December 31,
	2011	2010
		Restated
Revenues	$115,293	$109,811
Cost of services	104,384	98,753

Gross profit	10,909	11,058
Selling, general and administrative expenses	13,375	18,652
Gain on sale of assets	17	(6,729)
Asset Impairment	—	3,551
Restructuring charges	600	—

Loss from operations	(3,083)	(4,416)

Interest and other (income) expense:
Interest expense	622	599
Interest income	(85)	(25)
Other (income) expense, net	(65)	(15)

Interest and other expense, net	472	559

Loss from operations before income taxes	(3,555)	(4,975)
Provision (benefit) for income taxes	168	(676)

Net loss	$(3,723)	$(4,299)

(Loss) per share:
Basic	$(0.26)	$(0.30)
Diluted	$(0.26)	$(0.30)
Shares used in the computation of loss per share
Basic	14,569,089	14,447,841
Diluted	14,569,089	14,447,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2011	2010
	(Unaudited)	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,723)	$(4,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(25)	(16)
Deferred financing cost amortization	21	84
Depreciation and amortization	522	1,856
Gain on sale of business units	—	(6,729)
Non-cash compensation expense	145	170
Asset impairment	—	3,551
Equity in losses of investment	—	96
Changes in operating assets and liabilities
Accounts receivable	7,412	5,457
Inventories	252	(860)
Costs and estimated earnings in excess of billings	2,158	(979)
Prepaid expenses and other current assets	(2,114)	473
Other non-current assets	(50)	286
Accounts payable and accrued expenses	(12,401)	(11,958)
Billings in excess of costs and estimated earnings	(1,325)	(2,091)
Other non-current liabilities	127	(125)

Net cash (used in) provided by operating activities	(9,001)	(15,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(302)	(391)
Proceeds from sales of property and equipment	11	—
Proceeds from sales of facilities	—	9,859
Distribution from unconsolidated affiliates	—	(57)
Changes in restricted cash	(8,812)	—

Net cash (used in) provided by continuing operations	(9,103)	9,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(61)	(242)
Purchase of treasury stock	(94)	(63)
Payments for debt issuance costs	—	—

Net cash used in financing activities	(155)	(305)

NET DECREASE IN CASH EQUIVALENTS	(18,259)	(5,978)
CASH AND CASH EQUIVALENTS, beginning of period	35,577	32,924

CASH AND CASH EQUIVALENTS, end of period	$17,318	$26,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW	2011	2010

INFORMATION:
Cash paid for interest	$277	$513
Cash paid for income taxes	$48	$30

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading national provider of electrical infrastructure services to the communications, residential, commercial and industrial industries. Originally established as IES in 1997, we provide services from 57 locations serving the continental United States as of December 31, 2011. Our operations are organized into three business segments, based upon the nature of its products and services:

•	Communications—Nationwide provider of products and services for mission critical infrastructure, such as data centers, of large corporations.

•	Residential—Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•

Commercial & Industrial—Provider of electrical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

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

Controlling Shareholder

At December 31, 2011, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 2 “Controlling Shareholder” in the notes to these Consolidated Financial Statements.

Summary of Significant Accounting Policies

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring unless otherwise described herein. Interim period results are not

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report of Form 10-K/A for the year ended September 30, 2011. Please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K/A for the year ended September 30, 2011, when reviewing our interim financial results set forth herein.

Revenue Recognition

As of December, 31, 2011 the Company had revenue totaling $1,098 associated with one contract claim. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and a $10,000 senior subordinated loan agreement (the “Tontine Term Loan”). We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech, in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine Term Loan is $10,554 based on comparable debt instruments at December 31, 2011. For additional information, please refer to Note 4, “Debt – The Tontine Term Loan” of this report.

We estimate that the fair value of our investment in EnerTech is $1,049 at December 31, 2011. For additional information, please refer to Note 8, “Securities and Equity Investments – Investment in EnerTech.

Asset Impairment

During the three months ended December 31, 2010, the Company ceased use of certain internally-developed software. As a result, the software has a fair value of zero. The net charge of $3,551 was recorded separately in the accompanying consolidated statements of operations as a component of loss from operations.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We have restricted cash to collateralize our letters of credit.

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

Subsequent Events

On January 20, 2012, the Senior Vice President and Chief Financial Officer retired from the company. The company will incur approximately $430 in related severance expense during the second quarter of 2012.

2. CONTROLLING SHAREHOLDER

As of December 31, 2011, $10,000 remains outstanding on the Tontine Term Loan.

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

Tontine Capital Partners, L.P. and its affiliates own the majority of our common stock. As a significant stakeholder, Tontine provides strategic, general corporate, operational, organizational and financial advice to our board of directors and management. Although such advice may be considered by the board and management, neither the board nor management is under any legal obligation to follow such advice.

3. STRATEGIC ACTIONS

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, during the next three to nine months, we will finalize the sale or closure of certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability.

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs could range from $4,500 to $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As part of our restructuring charges within our Commercial & Industrial segment we recognized $69 in severance costs, $483 in consulting services, and $48 in costs related to lease terminations during the three months ended December 31, 2011.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring liability at September 30, 2011	$1,081	$336	$790	$2,207
Restructuring charges incurred	69	483	48	600
Cash payments made	(391)	(776)	(154)	(1,321)

Restructuring liability at September 30, 2012	$759	$43	$684	$1,486

Additional Facility Closing

During the first quarter of fiscal 2012, the Company determined the underperforming Baltimore facility within its Commercial & Industrial and Communications divisions would be either sold or closed over the next three to six months. This closing is a key element of management’s overall plan to return the Company to profitability. The Baltimore location was selected based upon current businesses performance and the extended time frame needed to return the operation to profitability. We expect that closure costs could range from $340 to $480 in the aggregate.

4. DEBT

Debt consists of the following:

	December 31, 2011	September 30, 2011
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	1,947	—
Capital leases and other	449	498

Total debt	12,396	10,498
Less—Short-term debt and current maturities of long-term debt	(2,168)	(209)

Total long-term debt	$10,228	$10,289

Future payments on debt at December 31, 2011 are as follows:

	Capital Leases and Other	Insurance Financing	Term Debt	Total
2012	$242	$1,947	$—	$2,189
2013	317	—	10,000	10,317
2014	26	—	—	26
2015	—	—	—	—
2016	—	—	—	—
Thereafter	—	—	—	—
Less: Imputed Interest	(136)	—	—	(136)

Total	$449	$1,947	$10,000	$12,396

For the three months ended December 31, 2011 and 2010, we incurred interest expense of $622 and $599, respectively.

The Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and certain other lenders. On May 7, 2008, we renegotiated the terms of our Revolving Credit Facility and entered into an amended agreement with the same financial

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

institutions. On April 30, 2010, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement pursuant to which the maturity date was extended to May 31, 2012. In connection with the amendment, we incurred an amendment fee of $200, which is being amortized over 24 months.

On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility was reduced to $40,000 and the maturity date was extended to November 12, 2012. Further, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral is added to the borrowing base calculation at 100% through out the term of the agreement. The Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. Additionally, if there are any loans outstanding on or after the April 30, 2012, the Company’s EBITDA for the period from October 2011 through March 2012, may not exceed a negative $2,500 and we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning April 1, 2012 to maintain any borrowings under the agreement. The measurement period for this additional test for borrowings begins with the monthly operating results for April 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The amended Agreement also calls for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit are the same as borrowings and also include a 25 basis point “fronting fee.” All other terms and conditions remain unchanged. In connection with the amendment, we incurred an amendment fee of $60 which, together with the unamortized balance of the prior amendment, is being amortized using the straight line method through November 12, 2012.

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

Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility in effect as of December 31, 2011, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

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

At December 31, 2011, we had $21,384 available to us under the Revolving Credit Facility, with no outstanding borrowings. We had $8,812 in outstanding letters of credit which were fully collateralized with restricted cash.

At December 31, 2011, our Total Liquidity was $47,513. For the three months ended December 31, 2011, we paid no interest for loans under the Revolving Credit Facility and had a weighted average interest rate, including fronting fees, of 3.50% for letters of credit. In addition, we are charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

As of December 31, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of December 31, 2011, our Total Liquidity was in excess of $25,000 for the prior 60 day period. Had our Total Liquidity been less than $25,000 at December 31, 2011, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.

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

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three months ended December 31, 2011 and 2010, (in thousands, except share information):

	Three Months Ended December 31,
	2011	2010
Numerator:
Net income (loss) attributable to common shareholders	$(3,723)	$(4,299)
Net income (loss) attributable to restricted shareholders	—	—

Net income (loss)	$(3,723)	$(4,299)

Denominator:
Weighted average common shares outstanding—basic	14,569,089	14,447,357
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding—diluted	14,569,089	14,447,357

Basic loss per share	$(0.26)	$(0.30)
Diluted loss per share	$(0.26)	$(0.30)

For the three months ended December 31, 2011 and 2010, 20,000 and 158,500 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three months ended December 31, 2011 and 2010, 388,860 and 258,600 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

6. OPERATING SEGMENTS

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

Segment information for the three months ended December 31, 2011 and 2010 is as follows:

	$000,000	$000,000	$000,000	$000,000	$000,000
	Three Months Ended December 31, 2011
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$26,102	$29,272	$59,919	$—	$115,293
Cost of services	22,764	24,626	56,994	—	104,384

Gross profit	3,338	4,646	2,925	—	10,909
Selling, general and administrative	2,522	3,942	3,082	3,829	13,375
Corporate allocations	474	472	1,423	(2,369)	—
Loss (gain) on sale of assets	11	4	2	—	17
Restructuring charge	—	—	582	18	600

Income (loss) from operations	$331	$228	$(2,164)	$(1,478)	$(3,083)

Other data:
Depreciation and amortization expense	$65	$82	$88	$287	$522
Capital expenditures	$42	$260	$—	$861	$1,163
Total assets	$17,899	$23,095	$73,383	$47,585	$161,962

	Three Months Ended December 31, 2010 as Restated
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$19,921	$26,045	$63,845	$—	$109,811
Cost of services	16,716	21,508	60,529	—	98,753

Gross profit	3,205	4,537	3,316	—	11,058
Selling, general and administrative	1,757	4,195	5,297	7,403	18,652
Corporate allocations	550	588	2,146	(3,284)	—
(Gain) Loss on sale of assets	—	(22)	(6,805)	98	(6,729)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Asset impairment	—	—	—	3,551	3,551

Income (loss) from operations	$898	$(224)	$2,678	$(7,768)	$(4,416)

Other data:
Depreciation and amortization expense	$26	$99	$235	$1,546	$1,906
Capital expenditures	$—	$27	$226	$138	$391
Total assets	$20,486	$27,680	$82,401	$56,624	$187,191

7. STOCKHOLDERS’ EQUITY

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

Treasury Stock

During the three months ended December 31, 2011, we repurchased 34,578 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 8,055 unvested shares were forfeited by former employees and returned to treasury stock. We issued 100,000 shares out of treasury stock under our share-based compensation programs.

During the three months ended December 31, 2010, we repurchased 18,153 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan and 27,675 unvested shares were forfeited by former employees and returned to treasury stock. We issued 4,000 shares out of treasury stock under our share-based compensation programs.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forfeitures	Shares Outstanding	Expense recognized through December 31, 2011
2006	384,850	$24.78	258,347	126,503	—	$6,402
2006	25,000	$17.36	25,000	—	—	$434
2007	20,000	$25.08	20,000	—	—	$502
2007	4,000	$26.48	4,000	—	—	$106
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	42,701	68,585	114,200	$404
2011	320,000	$3.39	86,288	59,052	174,660	$248
2012	100,000	$2.00	—	—	100,000	$22

During the three months ended December 31, 2011 and 2010, we recognized $142, and $153, respectively, in compensation expense related to these restricted stock awards. At December 31, 2011, the unamortized compensation cost related to outstanding unvested restricted stock was $923. We expect to recognize $426 of this unamortized compensation expense during the remaining nine months of our 2012 fiscal year and $497 thereafter. A summary of restricted stock awards for the years ended September 30, 2012, 2011 and 2010 is provided in the table below:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Years Ended September 30,
	2012	2011	2010
Unvested at beginning of year	376,200	352,086	230,716
Granted	100,000	320,000	225,486
Vested	(79,285)	(165,628)	(66,116)
Forfeited	(8,055)	(130,258)	(38,000)

Unvested at end of year	388,860	376,200	352,086

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

We granted 24,632 and 26,191 shares of performance-based phantom stock units (“PSUs”) to the members of the Board of Directors in 2011 and 2010, respectively. These PSU’s will be paid via unrestricted stock grants to each director upon his departure from the Board of Directors.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2012, 2011 and 2010 are disclosed in the following table:

	Years Ended December 31,
	2012		2011	2010
Weighted average value per option granted during the period	$	N/A	2.05	$	N/A
Dividends (1)	$	N/A	—	$	N/A
Stock price volatility (2)		N/A	69.9%		N/A
Risk-free rate of return		N/A	1.9%		N/A
Option term		N/A	10.0 years		N/A
Expected life		N/A	6.0 years		N/A
Forfeiture rate (3)		N/A	0.0%		N/A

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	The forfeiture rate for these options was assumed on the date of grant to be zero based on the limited number of employees who have been awarded stock options.

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

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2008	161,000	$26.66
Options granted	7,500	17.09
Exercised	—	—
Forfeited and Cancelled	(10,000)	41.61

Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, December 31, 2011	20,000	$3.24

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Outstanding as of December 31, 2011	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of December 31, 2011	Weighted-Average Exercise Price
$3.24	20,000	9.55	$3.24	—	$3.24

	20,000	9.55	$3.24	—	$3.24

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire by July 2021.

8. SECURITIES AND EQUITY INVESTMENTS

Investment in EnerTech Capital Partners II L.P.

Our investment in EnerTech was approximately 2% of the overall ownership in EnerTech at December 31, 2011 and September 30, 2011. As such, we accounted for this investment using the cost method of accounting.

EnerTech’s investment portfolio periodically results in unrealized losses reflecting a possible, other-than-temporary impairment of our investment. If the facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at December 31, 2011 and September 30, 2011 was $1,003 and $1,003, respectively, and is currently recorded as a component of Other Non-Current Assets in our Consolidated Balance Sheets. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
Carrying value	$1,003	$1,003
Unrealized gains (losses)	46	—

Fair value	$1,049	$1,003

On December 31, 2011, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2012. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2013 with the consent of the fund’s valuation committee.

9. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing thirty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On February 13, 2009, we suspended company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. We made no contributions to the 401(k) plan for the three months ended December 31, 2011 and 2010, respectively.

Executive Deferred Compensation Plan

Under the Executive Deferred Compensation Plan certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a Plan Year. The Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (“Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose.

On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. We made no contributions to the Executive Deferred Compensation Plan for the three months ended December 31, 2011 and 2010, respectively.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as part of current liabilities and non-current liabilities in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $791 and $576 recorded as of December 31, 2011 and 2010, respectively.

10. FAIR VALUE MEASUREMENTS

Fair Value Measurement Accounting

This disclosure relates to the activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, we provide enhanced disclosure of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Money market accounts	$8,813	$8,813	—	—
Executive Savings Plan assets	508	508	—	—
Executive Savings Plan liabilities	(580)	(580)	—	—

Total	$8,741	$8,741	—	—

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

Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of our subsidiary that may have transacted business with the facility and are exploring the existence and applicability of insurance policies that could mitigate potential exposure. As of December 31, 2011, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2011, we had $6,861 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2011, we had reserved $410 for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2011, $8,182 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of December 31, 2011, the estimated cost to complete our bonded projects was approximately $89,592. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010 we entered into a new surety agreement. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2011, we had cash totaling $3,985 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2011, $630 of our outstanding letters of credit were to collateralize our vendors.

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2011, we had no such open purchase commitments.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

12. RESTATEMENT

Restatement

The September 30, 2011 consolidated financial statements included in our Original Form 10-K filed on December 20, 2011, contained errors primarily related to the understatement of our vacation accrual that should have been recorded at September 30, 2008 and in each subsequent annual and interim period to September 30, 2011. Additionally, for all restated periods we recorded other immaterial adjustments. These adjustments included, but were not limited to, recording billing, payroll and other accruals, and the associated revenue impacts, in the proper accounting period. Accordingly, the September 30, 2011 consolidated financial statements, and all quarterly periods therein, were restated to properly record these transactions and other immaterial adjustments. Refer to our amended form 10-K/A for a more detailed explanation. In addition, we have restated the Statement of Cash Flows and segment information for the three months ended December 31, 2010 to correct for these errors in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related notes, and management’s discussion and analysis included in our annual report on Form 10-K/A for the year ended September 30, 2011. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” section of our annual report on Form 10-K/A for the year ended September 30, 2011, and in the “Disclosures Regarding Forward-Looking Statements”, and elsewhere in this quarterly report on form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

All dollar values reported in this section are reported in thousand’s of dollars unless otherwise specified.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

We have identified the accounting principles that we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies are those related to revenue recognition, the assessment of goodwill impairment, our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and our estimation of the valuation allowance for deferred tax assets. These accounting policies, as well as others, are described in Part 2. Item 8. Financial Statements and Supplementary Data – Note 2, “Summary of Significant Accounting Policies” in our annual report on Form 10-K/A for the year ended September 30, 2011

SALE OF FACILITIES

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

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a new restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan we will either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability.

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs could range from $4,500 to $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As part of our restructuring charges within our Commercial & Industrial segment we recognized $69 in severance costs, $483 in consulting services, and $48 in costs related to lease terminations. The Company is in the process of winding down these facilities. As the Company concludes the wind-down and closure process for each of these facilities, their respective results of operations will be reclassified and presented within future statements of operations as “Discontinued Operations.” US GAAP does not permit an earlier reclassification. At December 31, 2011, the estimated costs to complete the 37 projects remaining at these facilities totaled approximately $4.7 million; of which all but approximately $0.6 million has been subcontracted to other electrical contractors.

The following table summarizes our operating activities related to our restructuring plan:

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Revenues	$3,083	$13,620
Gross profit (loss)	(1,391)	84
Selling, general, & administrative expenses	186	1,164
Restructuring	582	—
Loss / (gain) from sale of assets	10	(15)

Loss from operations	$(2,169)	$(1,065)

Other data:
Working capital	$3,752	$19,141
Total assets:	$6,529	$24,374

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

Results of Operations

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Three Months Ended December 31,
	2011		2010
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$115,293	100.0%	$109,811	100.0%
Cost of services	104,384	90.5%	98,753	89.9%

Gross profit	10,909	9.5%	11,059	10.1%
Selling, general and administrative expenses	13,375	11.6%	18,652	17.0%
Gain on sale of assets	17	—%	(6,729)	(6.1)%
Asset impairment	—	—%	3,551	3.2%

	$000.000	$000.000	$000.000	$000.000
Restructuring charges	600	0.5%	—	—%
Loss from operations	(3,083)	(2.6)%	(4,416)	(4.0)%

Interest and other expense, net	472	0.4%	559	0.5%

Loss from operations before income taxes	(3,555)	(3.0)%	(4,975)	(4.5)%
Provision (benefit) for income taxes	168	0.1%	(676)	(0.6)%

Net loss from continuing operations	(3,723)	(3.1)%	(4,299)	(3.9)%

Net loss	$(3,723)	(3.1)%	$(4,299)	(3.9)%

Revenues

	$000,000	$000,000	$000,000	$000,000
	Three Months Ended December 31,
	2011		2010
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$26,102	22.6%	$19,921	18.1%
Residential	29,272	25.4%	26,045	23.7%
Commercial & Industrial	59,919	52.0%	63,845	58.2%

Total Consolidated	$115,293	100.0%	$109,811	100.0%

Consolidated revenues for the three months ended December 31, 2011 were $5,482 more than the three months ended December 31, 2010, an increase of 5.0%.

Our Communications segment revenues increased $6,181 during the three months ended December 31, 2011, a 31.0% increase compared to the three months ended December 31, 2010. This increase is due to an increase in data center projects, an increase in material usage as a percentage of the segments total revenue and increased business from our national account activity.

Our Residential segment revenues increased $3,227 during the three months ended December 31, 2011, an increase of 12.4% as compared to the three months ended December 31, 2010. Approximately $4,884 of the revenue during the three months ended December 31, 2010 is attributable to the non-core electrical distribution facility that was sold in February 2011. Removing this revenue from the comparison, or Residential segment showed an increase quarter over quarter of $8,111. The increase is due primarily from an increase in single-family revenues, along with an increase in revenue from solar installations.

Revenues in our Commercial & Industrial segment decreased $3,926 during the three months ended December 31, 2011, a decrease of 6.1% compared to the three months ended December 31, 2010 primarily due to an decrease in the Company’s wind-down facilities described in the 2011 Restructuring Plan. Revenues associated with the wind-down facilities described in the 2011 Restructuring Plan totaled $3,145, a decrease of $10,475 when compared to the three months ended December 31, 2010. Excluding the revenues associated with the wind-down facilities, revenue increased $779. Many of our Commercial & Industrial locations were essentially unchanged as the rate of decline for most industry sectors have begun to stabilize.

Gross Profit

	$000,000,00	$000,000,00	$000,000,00	$000,000,00
	Three Months Ended December 31,
	2011		2010
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$3,338	12.8%	$3,205	16.1%
Residential	4,646	15.9%	4,537	17.5%
Commercial & Industrial	2,925	4.9%	3,317	5.1%

Total Consolidated	$10,909	9.5%	$11,059	10.1%

The $150 decrease in our consolidated gross profit for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily the result of the negative gross profit of $1,329 associated with the wind-down operations, offset by an increased gross profit at Residential and the go-forward portion of Commercial & Industrial. Our overall gross profit percentage decreased to 9.5% during the three months ended December 31, 2011 as compared to 10.1% during the three months ended December 31, 2010.

Our Communications segment’s gross profit during the three months ended December 31, 2011 increased $133, as compared to the three months ended December 31, 2010. The increase in gross profit is offset by a decrease in gross profit in its Baltimore office. The Baltimore office had a negative gross profit of $612 during the three months ended December 31, 2011, a decrease of $567, as compared to the three months ended December 31, 2010. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability.

During the three months ended December 31, 2011, our Residential segment experienced a $109 increase in gross profit as compared to the three months ended December 31, 2010. Gross margin percentage in the Residential segment decreased to 15.9% during the three months ended December 31, 2011. We attribute much of the decline in Residential’s gross margin to increased costs of materials creating lower margins in both single-family and multi-family construction.

Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2011 decreased $392, as compared to the three months ended December 31, 2010. The negative gross margins associated with the wind-down operations described in the Company’s 2011 Restructuring Plan resulted in $1,329 of negative gross profit during the three months ended December 31, 2011, compared to a positive gross profit of $84 during the during the three months ended December 31, 2010. The negative gross margins recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities. The Baltimore facility within Commercial & Industrial had a negative gross profit of $1,036 during the three months ended December 31, 2011, a decrease of $399, as compared to the three months ended December 31, 2010. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability.

Selling, General and Administrative Expenses

	$000,000,00	$000,000,00	$000,000,00	$000,000,00
	Three Months Ended December 31,
	2011		2010
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$2,996	11.5%	$2,307	11.6%
Residential	4,414	15.1%	4,783	18.4%
Commercial & Industrial	4,505	7.5%	7,443	11.7%
Corporate	1,460	—	4,119	—

Total Consolidated	$13,375	11.6%	$18,652	17.0%

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

During the three months ended December 31, 2011, our selling, general and administrative expenses were $13,375, a decrease of $5,277, or 28.3%, as compared to the three months ended December 31, 2010.

Our Communications segment’s selling, general and administrative expenses increased $689 during the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased to 11.5% of segment revenue during the three months ended December 31, 2011. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with our growth initiative relating to the expansion of facilities in Southern California and to a lesser extent, incentive awards for achieving specific performance goals.

Our Residential segment experienced a $369 reduction in selling, general and administrative expenses during the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Approximately $1,094 of the selling, general and administrative expense included in the three months ended December 31, 2010 is attributable to the non-core electrical distribution facility that was sold in February 2011. Removing this from the comparison, the actual change period over period was an increase of $729. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 15.1% of segment revenue during the three months ended December 31, 2011. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense.

Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2011 decreased $2,938 compared to the year three months ended December 31, 2010. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment declined to 7.5% of segment revenue during the three months ended December 31, 2011, primarily due to a decrease in operations, along with a reduction in the related employment and operational expenses.

Our Corporate segment’s selling, general and administrative expenses decreased $2,659 during the three months ended December 31, 2011 compared to the three months ended December 31, 2010. This decrease is primarily attributable to a significant reduction to our corporate office operations, including a decrease in headcount and related employment expenses.

Restructuring Charges

The following table presents the elements of costs incurred for both the 2011 and 2009 Restructuring Plans.

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Severance compensation	$69	$—
Consulting and other charges	483	—
Lease termination costs	48	—

Total restructuring charges	$600	$—

Interest and Other Expense, net

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Interest expense	$530	$515
Deferred financing charges	91	84

Total interest expense	621	599

Interest income	(85)	(25)
Other (income) expense, net	(64)	(15)

Total interest and other expense, net	$472	$559

During the three months ended December 31, 2011, we incurred interest expense of $530 primarily comprised of the Tontine Term Loan (as defined in “Working Capital” below), an average letter of credit balance of $10.7 million under the Revolving

Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $47.5 million. This compares to interest expense of $515 for the three months ended December 31, 2010, on a debt balance primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements, an average letter of credit balance of $15.9 million under the Revolving Credit Facility and an average unused line of credit balance of $44.1 million.

For the three months ended December 31, 2011 and 2010, we earned interest income of $85 and $25, respectively, on the average Cash and Cash Equivalents balances of $21.6 million and $31.9 million, respectively.

Provision for Income Taxes

On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our net operating loss utilization after the change date will be subject to Section 382 limitation for federal income taxes and some state income taxes. We have provided valuation allowance on all net operating losses where it is determined it is more likely than not that the net operating loss will expire without being utilized.

The provision for income taxes increased from a benefit of $676 for the three months ended December 31, 2010 to an expense of $168 for the three months ended December 31, 2011. The increase in expense for the three months ended December 31, 2011 is attributable to an increase in state income tax expense.

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

As of December 31, 2011, the estimated cost to complete our bonded projects was approximately $89,592. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2011, we utilized $3,986 of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

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

Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and cash collateral supporting our letters of credit. None of our inventories qualified for borrowing availability after we sold the inventory attributable to our Key Electrical Supply company in February 2011. Under the terms of the Revolving Credit Facility in effect as of December 31, 2011, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

At December 31, 2011, we had $21,384 available to us under the Revolving Credit Facility with no outstanding borrowings. We had $8,812 in outstanding letters of credit fully collateralized with restricted cash.

As of December 31, 2011, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of December 31, 2011, our Total Liquidity was in excess of $25.0 million; had our Total Liquidity been less than $25.0 million at December 31, 2011, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $17,318, working capital of $59,848 and $21,384 of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum under our Resolving Credit Facility. Had we been required to test our covenants, we would have failed at December 31, 2011.

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

Operating activities used net cash of $9,001 during the three months ended December 31, 2011, as compared to $15,084 of net cash used in the three months ended December 31, 2010. The decrease in the use of cash from operating activities in the three months ended December 31, 2011 is due primarily to a decrease in the net loss of $576, a decrease in working capital usage of $3,856, a decrease of depreciation expense of $1,334.

Investing Activities

In the three months ended December 31, 2011, net cash used from investing activities was $9,103 as compared to $9,411 of net cash provided by investing activities in the three months ended December 31, 2010. Investing activities in the three months ended December 31, 2011 included $302 used for capital expenditures, and an $8,812 increase to restricted cash required by our credit facility. Investing activities in the three months ended December 31, 2010 included $9.9 million from the sale of facilities, partially offset by $391 used for capital expenditures.

Financing Activities

Financing activities used net cash of $155 in the three months ended December 31, 2011 compared to $305 used in the three months ended December 31, 2010. Financing activities in the three months ended December 31, 2011 included $61 used for payments of debt. Financing activities in the three months ended December 31, 2010 included $242 used for repayments of debt netted against $0 provided by new financing.

Bonding Capacity

At December 31, 2011, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of December 31, 2011, the expected cumulative cost to complete for projects covered by our surety providers was $89,592. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Note 11 “Commitments and Contingencies – Surety” of this report.

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

We enter into non-cancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash because we do not own the vehicles or equipment, and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may cancel or terminate a lease before the end of its term. Typically, we would be liable to the lessor for various lease cancellation or termination costs and the difference between the fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2011, $630 of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2011, $8.2 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2011, we did not have any open purchase commitments.

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

As of December 31, 2011, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$1,947	$10,000	$—	$—	$11,947
Operating lease obligations	$5,647	$5,897	$530	$942	$13,016
Capital lease obligations	$209	$290	$—	$—	$499

Total	$7,803	$16,187	$530	$942	$25,462

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	FYE	FYE	FYE
	Sept 30, 2012	Sept 30, 2013	Sept 30, 2014	Thereafter	Total
Standby letters of credit	$5,216	$3,596	$—	$—	$8,812
Other commitments	$—	$—	$—	$—	$—

Total	$5,216	$3,596	$—	$—	$8,812

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will range from $1.0 to $1.5 million for the fiscal year ending on September 30, 2012. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-Q.

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at December 31, 2011 (Dollar amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt Obligations - Fixed Rate:
Tontine Term Loan (11%)	$—	$10,000	$—	$—	$—	$—	$10,000
Capital Lease (22%)	$238	$317	$26	—	—	—	581
Fair Value of Debt:
Fixed Rate	$214	$10,792	$18	$—	$—	$—	$11,024

Item 4.	Controls and Procedures

Disclosure controls and procedures

In connection with the restatements discussed in the explanatory note and in Notes 17 and 18 of our financial statements in our Form 10-K/A, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified two material weaknesses in our internal control over financial reporting with respect to our inter-departmental communications processes at our Corporate office and within our Commercial & Industrial segment. Specifically, the Company’s policies, procedures and personnel resources responsible for both our vacation accrual and certain other expenses, including software amortization, were not effective. Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

During the first and second quarters of our 2012 fiscal year, we improved our inter-departmental communications at our Corporate office and Commercial & Industrial segment. We additionally implemented staffing changes, which we believe remediated each material weakness. In connection with the filing of our Form 10-K/A under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of the filing of this Form 10-Q, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As we mentioned above there were two material weaknesses that we identified. The first relates to a control deficiency at our corporate office that resulted in the inadequate reporting of certain software amortization expense. The corporate office failed to provide adequate managerial oversight, did not perform a timely review of the useful lives of its assets and did not engage in adequate inter-department communications between the IT and finance departments. The deficiency was identified by corporate management as of September 30, 2011, resulting in material revision of software amortization expense among the quarterly periods of fiscal 2011. The second material weakness identified relates to a control deficiency at our Commercial & Industrial segment that resulted in the under accrual of vacation expense. The vacation accrual for salaried employees within this segment was understated due to inadequate inter-department communications between the human resources and finance departments. This deficiency impacted our vacation accrual balance for all annual and interim periods from September 30, 2008 through 2011. The deficiency was identified by corporate management during the close process within our first quarter of fiscal year 2012, resulting in the restatement of our September 30, 2011 Form 10-K.

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

As of the filing of this form 10-Q we believe the steps identified above have remediated the identified material weaknesses. Apart from the completion of this remediation process, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

For further information regarding legal proceedings, see Note 11, “Commitments and Contingencies — Legal Matters” to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in our annual report on Form 10-K/A for the year ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

*	31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

*	32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

*	32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Schema Document

**	101.LAB	XBRL Label Linkbase Document

**	101.PRE	XBRL Presentation Linkbase Document

**	101.DEF	XBRL Definition Linkbase Document

**	101.CAL	XBRL Calculated Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: March 30, 2012	By:	/s/ ROBERT W. LEWEY
Robert W. Lewey
Senior Vice President and Chief Financial Officer