Form 10-Q
period 2012-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2012-05-15
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

On May 14, 2012, there were14,994,653 shares of common stock outstanding.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31,	September 30,
	2012	2011
	(Unaudited)	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,766	$35,577
Restricted cash	8,812	—
Accounts receivable:
Trade, net of allowance of $2,069 and $2,645, respectively	69,577	85,728
Retainage	16,210	17,944
Inventories	11,718	8,443
Costs and estimated earnings in excess of billings on uncompleted contracts	9,753	9,963
Prepaid expenses and other current assets	6,958	2,840

Total current assets	140,794	160,495

LONG-TERM RECEIVABLE, net of allowance of $0 and $59, respectively	259	200
PROPERTY AND EQUIPMENT, net	8,519	8,016
GOODWILL	4,446	4,446
OTHER NON-CURRENT ASSETS, net	5,161	7,087

Total assets	$159,179	$180,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$1,644	$209
Accounts payable and accrued expenses	63,420	78,980
Billings in excess of costs and estimated earnings on uncompleted contracts	19,081	19,585

Total current liabilities	84,145	98,774

LONG-TERM DEBT, net of current maturities	10,161	10,289
LONG-TERM DEFERRED TAX LIABILITY	284	284
OTHER NON-CURRENT LIABILITIES	7,266	6,596

Total liabilities	101,856	115,943

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,994,653 and 14,938,071 outstanding, respectively	154	154
Treasury stock, at cost, 413,149 and 451,329 shares, respectively	(4,526)	(5,595)
Additional paid-in capital	163,375	164,262
Retained deficit	(101,680)	(94,520)

Total stockholders’ equity	57,323	64,301

Total liabilities and stockholders’ equity	$159,179	$180,244

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Three Months Ended March 31,
	2012	2011
		Restated
Revenues	$112,807	$118,326
Cost of services	100,221	112,999

Gross profit	12,586	5,327
Selling, general and administrative expenses	15,222	14,072
Gain on sale of assets	(87)	(87)
Restructuring charges	264	—

Loss from operations	(2,813)	(8,658)

Interest and other (income) expense:
Interest expense	543	576
Interest income	(8)	(24)
Other (income) expense, net	1	(8)

Interest and other expense, net	536	544

Loss from operations before income taxes	(3,349)	(9,202)
Provision (benefit) for income taxes	82	929

Net loss	$(3,431)	$(10,131)

(Loss) per share:
Basic	$(0.23)	$(0.70)
Diluted	$(0.23)	$(0.70)
Shares used in the computation of loss per share
Basic	14,638,678	14,481,005
Diluted	14,638,678	14,481,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Six Months Ended March 31,
	2012	2011
		Restated
Revenues	$228,101	$228,137
Cost of services	204,606	211,752

Gross profit	23,495	16,385
Selling, general and administrative expenses	28,596	32,724
Gain on sale of assets	(70)	(6,816)
Asset impairment	—	3,551
Restructuring charges	864	—

Loss from operations	(5,895)	(13,074)

Interest and other (income) expense:
Interest expense	1,088	1,175
Interest income	(15)	(49)
Other (income) expense, net	(64)	(23)

Interest and other expense, net	1,009	1,103

Loss from operations before income taxes	(6,904)	(14,177)
Provision (benefit) for income taxes	250	253

Net loss	$(7,154)	$(14,430)

(Loss) per share:
Basic	$(0.49)	$(1.00)
Diluted	$(0.49)	$(1.00)
Shares used in the computation of loss per share
Basic	14,603,693	14,463,996
Diluted	14,603,693	14,463,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2012	2011
	(Unaudited)	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,154)	$(14,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(576)	(466)
Deferred financing cost amortization	(9)	169
Depreciation and amortization	1,058	3,418
Loss (gain) on sale of assets	(9)	(6,816)
Non-cash compensation expense	276	436
Asset impairment	—	3,551
Equity in losses of investment	—	96
Changes in operating assets and liabilities
Accounts receivable	16,829	389
Inventories	(3,276)	(1,640)
Costs and estimated earnings in excess of billings	209	(2,930)
Prepaid expenses and other current assets	(571)	57
Other non-current assets	(40)	2,820
Accounts payable and accrued expenses	(14,130)	6,884
Billings in excess of costs and estimated earnings	(504)	(2,842)
Other non-current liabilities	98	(140)

Net cash (used in) provided by operating activities	(7,799)	(11,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(978)	(755)
Proceeds from sales of property and equipment	—	207
Proceeds from sales of facilities	—	16,287
Distribution from unconsolidated affiliates	—	(57)

Net cash (used in) provided by continuing operations	(978)	15,682

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(128)	(390)
Purchase of treasury stock	(94)	(65)
Changes in restricted cash	(8,812)	—

Net cash used in financing activities	(9,034)	(455)

NET DECREASE IN CASH EQUIVALENTS	(17,811)	3,783
CASH AND CASH EQUIVALENTS, beginning of period	35,577	32,924

CASH AND CASH EQUIVALENTS, end of period	$17,766	$36,707

	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$560	$1,009
Cash paid for income taxes	$137	$106

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading national provider of electrical infrastructure services to the communications, residential, commercial and industrial industries. Originally established as IES in 1997, we provide services from 57 locations serving the continental United States as of March 31, 2012. Our operations are organized into three business segments, based upon the nature of its products and services:

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

Controlling Shareholder

At March 31, 2012, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 2 “Controlling Shareholder” in the notes to these Consolidated Financial Statements.

Related Party Transaction

On March 29, 2012, we entered into a sublease agreement with Tontine Associates, LLC, an affiliate of our controlling shareholder, for corporate office space in Greenwich, Connecticut. The lease extends from April 1, 2012 through March 31, 2014, with monthly payments due in the amount of $6.

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

Revenue Recognition

As of March 31, 2012 the Company had recognized revenue totaling $1,098 associated with one contract claim. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and a $10,000 senior subordinated loan agreement (the “Tontine Term Loan”). We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech, in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine Term Loan is $10,457 based on comparable debt instruments at March 31, 2012. For additional information, please refer to Note 4, “Debt – The Tontine Term Loan” of this report.

We estimate that the fair value of our investment in EnerTech is $1,097 at March 31, 2012. For additional information, please refer to Note 8, “Securities and Equity Investments – Investment in EnerTech.

Asset Impairment

During the six months ended March 31, 2011 the Company ceased use of certain internally-developed software. As a result, the software has a fair value of zero. The net charge of $3,551 was recorded separately in the accompanying consolidated statements of operations as a component of loss from operations.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We have restricted cash used to collateralize our letters of credit.

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications and Commercial & Industrial segments of our business are less subject to seasonal trends, as work in these segments generally is

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

2. CONTROLLING SHAREHOLDER

As of March 31, 2012, $10,000 remains outstanding on the Tontine Term Loan, with $274 in accrued interest.

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

3. STRATEGIC ACTIONS

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we will finalize the sale or closure of certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability.

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs could range from $4,500 to $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As part of our restructuring charges within our Commercial & Industrial segment we recognized $35 in severance costs, $764 in consulting services, and $65 in costs related to lease terminations during the six months ended March 31, 2012.

The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring liability at September 30, 2011	$1,081	$336	$790	$2,207
Restructuring charges incurred	35	764	65	864
Cash payments made	(650)	(1,084)	(268)	(2,002)

Restructuring liability at March 31, 2012	$466	$16	$587	$1,069

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

4. DEBT

Debt consists of the following:

	March 31, 2012	September 30, 2011
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	1,367	—
Capital leases and other	438	498

Total debt	11,805	10,498
Less — Short-term debt and current maturities of long-term debt	(1,644)	(209)

Total long-term debt	$10,161	$10,289

Future payments on debt at March 31, 2012 are as follows:

	Capital Leases and Other	Insurance Financing	Term Debt	Total
2012	$202	$1,367	$—	$1,569
2013	317	—	10,000	10,317
2014	26	—	—	26
2015	—	—	—	—
2016	—	—	—	—
Thereafter	—	—	—	—
Less: Imputed Interest	(107)	—	—	(107)

Total	$438	$1,367	$10,000	$11,805

For the three months ended March 31, 2012 and 2011, we incurred interest expense of $543 and $576, respectively.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility was reduced to $40,000 and the maturity date was extended to November 12, 2012. Further, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral is added to the borrowing base calculation at 100% throughout the term of the agreement. The Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. Additionally, if there are any loans outstanding on or after April 30, 2012, the Company’s EBITDA for the period from October 2011 through March 2012, may not exceed a negative $2,500 and we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning April 1, 2012 to maintain any borrowings under the agreement. The measurement period for this additional test for borrowings begins with the monthly operating results for April 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The amended Agreement also calls for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit are the same as borrowings and also include a 25 basis point “fronting fee.” All other terms and conditions remain unchanged. In connection with the amendment, we incurred an amendment fee of $60 which, together with the unamortized balance of the prior amendment, is being amortized using the straight line method through November 12, 2012.

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

Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the Revolving Credit Facility in effect as of March 31, 2012, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

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

At March 31, 2012, we had $22,009 available to us under the Revolving Credit Facility, with no outstanding borrowings. We had $8,812 in outstanding letters of credit which were fully collateralized with restricted cash.

At March 31, 2012, our Total Liquidity was $39,770. For the three months ended March 31, 2012, we paid no interest for loans under the Revolving Credit Facility and had a weighted average interest rate, including fronting fees, of 3.50% for letters of credit. In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

As of March 31, 2012, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of March 31, 2012, our Total Liquidity was in excess of $25,000 for the prior 60 day period. Had our Total Liquidity been less than $25,000 at March 31, 2012, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.

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

5. PER SHARE INFORMATION

Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. Our restricted shares are considered participating securities, but do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method.

The following table reconciles the components of the basic and diluted earnings (loss) per share for the Three and Six Months Ended March 31, 2012 and 2011, (in thousands, except share information):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss) attributable to common shareholders	$(3,431)	$(10,131)
Net income (loss) attributable to restricted shareholders	—	—

Net income (loss)	$(3,431)	$(10,131)

Denominator:
Weighted average common shares outstanding — basic	14,638,678	14,481,005
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,638,678	14,481,005

Basic loss per share	$(0.23)	$(0.70)

Diluted loss per share	$(0.23)	$(0.70)

	Six Months Ended March 31,
	2012	2011
Numerator:
Net income (loss) attributable to common shareholders	$(7,154)	$(14,430)
Net income (loss) attributable to restricted shareholders	—	—

Net income (loss)	$(7,154)	$(14,430)

Denominator:
Weighted average common shares outstanding — basic	14,603,693	14,463,996
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,603,693	14,463,996

Basic loss per share	$(0.49)	$(1.00)

Diluted loss per share	$(0.49)	$(1.00)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

For the three months and six months ended March 31, 2012 and 2011, 20,000 and 158,500 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three months and six months ended March 31, 2012 and 2011, 352,360 and 419,600 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

6. OPERATING SEGMENTS

We manage and measure performance of our business in three distinct operating segments: Communications, Residential and Commercial & Industrial. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Communications segment consists of low voltage installation, design, planning and maintenance for mission critical infrastructure such as data centers. The Residential segment consists of electrical installation, replacement and renovation services in single-family, condominium, townhouse and low-rise multifamily housing units. The Commercial & Industrial segment provides a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on income from operations of the respective business units prior to the allocation of Corporate office expenses. Transactions between segments are eliminated in consolidation. Our Corporate office provides general and administrative as well as support services to our three operating segments. Management allocates costs to segments for selling, general and administrative expenses and depreciation expense.

Segment information for the three and six months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$29,024	$29,628	$54,155	$—	$112,807
Cost of services	25,244	25,097	49,882	(2)	100,221

Gross profit	3,780	4,531	4,273	2	12,586
Selling, general and administrative	2,863	4,061	3,727	4,571	15,222
Corporate allocations	474	472	1,423	(2,369)	—
Loss (gain) on sale of assets	—	3	(90)	—	(87)
Restructuring charge	—	—	236	28	264

Income (loss) from operations	$443	$(5)	$(1,023)	$(2,228)	$(2,813)

Other data:
Depreciation and amortization expense	$75	$90	$69	$303	$537
Total assets	$18,502	$27,318	$67,087	$46,272	$159,179

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three Months Ended March 31, 2011 as Restated
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$23,368	$26,310	$68,648	$—	$118,326
Cost of services	20,944	22,714	69,260	81	112,999

Gross profit	2,424	3,596	(612)	(81)	5,327
Selling, general and administrative	1,723	3,936	1,550	6,863	14,072
Corporate allocations	586	572	2,287	(3,445)	—
(Gain) Loss on sale of assets	—	(48)	(7)	(32)	(87)

Income (loss) from operations	$115	$(864)	$(4,442)	$(3,467)	$(8,658)

Other data:
Depreciation and amortization expense	$22	$84	$158	$1,297	$1,561
Total assets	$19,957	$21,878	$86,853	$62,980	$191,668

	Six Months Ended March 31, 2012
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$55,126	$58,900	$114,075	$—	$228,101
Cost of services	48,007	49,721	106,870	8	204,606

Gross profit	7,119	9,179	7,205	(8)	23,495
Selling, general and administrative	5,385	8,003	6,808	8,400	28,596
Corporate allocations	949	943	2,846	(4,738)	—
Loss (gain) on sale of assets	11	7	(88)	—	(70)
Restructuring charge	—	—	818	46	864

Income (loss) from operations	$774	$226	$(3,179)	$(3,716)	$(5,895)

Other data:
Depreciation and amortization expense	$140	$172	$157	$590	$1,059
Total assets	$18,502	$27,318	$67,087	$46,272	$159,179

	Six Months Ended March 31, 2011 As Restated
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$43,290	$52,354	$132,493	$—	$228,137
Cost of services	37,660	44,222	129,789	81	211,752

Gross profit	5,630	8,132	2,704	(81)	16,385
Selling, general and administrative	3,481	8,131	6,846	14,266	32,724
Corporate allocations	1,136	1,160	4,433	(6,729)	—
Loss (gain) on sale of assets	—	(70)	(49)	(3,146)	(3,265)

Income (loss) from operations	$1,013	$(1,089)	$(8,526)	$(4,472)	$(13,074)

Other data:
Depreciation and amortization expense	$48	$183	$393	$2,844	$3,468
Total assets	$19,957	$21,878	$86,853	$62,980	$191,668

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

Treasury Stock

During the six months ended March 31, 2012, we repurchased 34,578 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 27,242 unvested shares were forfeited by former employees and returned to treasury stock. We issued 100,000 shares out of treasury stock under our share-based compensation programs.

During the six months ended March 31, 2011, we repurchased 18,846 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan and 63,077 unvested shares were forfeited by former employees and returned to treasury stock. We issued 204,000 shares out of treasury stock under our share-based compensation programs.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forfeitures	Shares Outstanding	Expense recognized through March 31, 2012
2006	384,850	$24.78	258,347	126,503	—	$6,402
2006	25,000	$17.36	25,000	—	—	$434
2007	20,000	$25.08	20,000	—	—	$502
2007	4,000	$26.48	4,000	—	—	$106
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	59,347	77,439	88,700	$450
2011	320,000	$3.39	87,579	68,761	163,660	$319
2012	100,000	$2.00	—	—	100,000	$33

During the six months ended March 31, 2012 and 2011, we recognized $276 and $436 respectively, in compensation expense related to these restricted stock awards. At March 31, 2012, the unamortized compensation cost related to outstanding unvested restricted stock was $749. We expect to recognize $261 of this unamortized compensation expense during the remaining six months of our 2012 fiscal year and $488 thereafter. A summary of restricted stock awards for the years ended September 30, 2012, 2011 and 2010 is provided in the table below:

	Years Ended September 30,
	2012	2011	2010
Unvested at beginning of year	376,200	352,086	230,716
Granted	100,000	320,000	225,486
Vested	(96,598)	(165,628)	(66,116)
Forfeited	(27,242)	(130,258)	(38,000)

Unvested at end of year	352,360	376,200	352,086

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

We granted 24,632 shares of performance-based phantom stock units (“PSUs”) to the members of the Board of Directors in 2011. These PSU’s will be paid via unrestricted stock grants to each director upon his departure from the Board of Directors.

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

	Years Ended March 31,
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

The following table summarizes activity under our stock option plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2008	161,000	$26.66
Options granted	7,500	17.09
Exercised	—	—
Forfeited and Cancelled	(10,000)	41.61

Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, March 31, 2012	20,000	$3.24

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at March 31, 2012:

Range of Exercise Prices	Outstanding as of March 31, 2012	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of March 31, 2012	Weighted-Average Exercise Price
$3.24	20,000	9.30	$3.24	—	$3.24

	20,000	9.30	$3.24	—	$3.24

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

8. SECURITIES AND EQUITY INVESTMENTS

Investment in EnerTech Capital Partners II L.P.

Our investment in EnerTech was approximately 2% of the overall ownership in EnerTech at March 31, 2012 and September 30, 2011. As such, we accounted for this investment using the cost method of accounting.

EnerTech’s investment portfolio periodically results in unrealized losses reflecting a possible, other-than-temporary impairment of our investment. If the facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. The carrying value of our investment in EnerTech at March 31, 2012 and September 30, 2011 was $1,003 and $1,003, respectively, and is currently recorded as a component of Other Non-Current Assets in our Consolidated Balance Sheets. The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
Carrying value	$1,003	$1,003
Unrealized gains (losses)	94	—

Fair value	$1,097	$1,003

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On February 13, 2009, we suspended company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. We made no contributions to the 401(k) plan for the three months ended March 31, 2012 and 2011, respectively.

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

On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact the economic recession has had on the Company’s financial performance. We made no contributions to the Executive Deferred Compensation Plan for the three months ended March 31, 2012 and 2011 respectively.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as part of current liabilities and non-current liabilities in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $746 and $597 recorded as of March 31, 2012 and 2011 respectively.

10. FAIR VALUE MEASUREMENTS

Fair Value Measurement Accounting

This disclosure relates to the activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, we provide enhanced disclosure of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3 when applicable.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are summarized in the following table by the type of inputs applicable to the fair value measurements:

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Money market accounts	$8,817	$8,817	—	—
Executive Savings Plan assets	548	548	—	—
Executive Savings Plan liabilities	(541)	(541)	—	—

Total	$8,824	$8,824	—	—

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

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time we are a party to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. We maintain various insurance coverage to minimize financial risk associated with these proceedings. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. With respect to all such proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We expense routine legal costs related to these proceedings as they are incurred.

The following is a discussion of our significant legal matters:

Ward Transformer Site

One of our subsidiaries has been identified as one of more than 200 potentially responsible parties (PRPs) with respect to the clean-up of an electric transformer resale and reconditioning facility, known as the Ward Transformer Site, located in Raleigh, North Carolina. The facility built, repaired, reconditioned and sold electric transformers from approximately 1964 to 2005. We did not own or operate the facility but a corporation that we acquired in July 1999 is believed to have sent transformers to the facility during the 1990’s. During the course of its operation, the facility was contaminated by Polychlorinated Biphenyls (PCBs), which also have been found to have migrated off the site.

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

Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of March 31, 2012, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2012, we had $7,207 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2012, we had reserved $402 for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2012, $8,182 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of March 31, 2012, the estimated cost to complete our bonded projects was approximately $75,430. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010 we entered into a new surety agreement. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2012, we had outstanding $3,959 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our Revolving Credit Facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2012, $630 of our outstanding letters of credit was to collateralize our vendors.

On January 9, 2012, we entered into a settlement agreement with regard to $2,000 of collateral held by a surety who previously issued construction payment and performance bonds for us. The agreement called for a total settlement of $2,200 to be paid in monthly installments through February 2013. In the event of default, we are entitled to file and execute upon an agreed judgment in our favor in the amount of $2,450. To date, we have received payments of $175; however, the payment due on April 30, 2012 has not been received as of the filing of this Form 10-Q. We are currently negotiating revised payment terms with the surety and have not filed the agreed judgment. Collection of this debt is deemed probable, but there is a risk of loss ranging from $0 to $1,825, the recorded value as of the filing of this Form 10-Q. Conversely, there is potential for additional other income of $450 under the terms of the agreed judgment offset by associated legal fees. To date, we have made no adjustment to the outstanding receivable balance, which was $1,975 as of March 31, 2012, and, in any event, intend to aggressively pursue full payment. In the event we are unsuccessful in

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

negotiating revised payment terms acceptable to us or the surety otherwise fails to make payment to us, we intend to file the agreed judgment in the amount of $2,450, less payments made to the date of such filing. The amount of the agreed judgment is subject to interest at the rate of 5.0% per annum.

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2012, we had no such open purchase commitments.

12. RESTATEMENT

Restatement

The September 30, 2011 consolidated financial statements included in our Original Form 10-K filed on December 20, 2011 contained errors primarily related to the understatement of our vacation accrual that should have been recorded at September 30, 2008 and in each subsequent annual and interim period to September 30, 2011. Additionally, for all restated periods we recorded other immaterial adjustments. These adjustments included, but were not limited to, recording billing, payroll and other accruals, and the associated revenue impacts, in the proper accounting period. Accordingly, the September 30, 2011 consolidated financial statements, and all quarterly periods therein, were restated to properly record these transactions and other immaterial adjustments. Refer to our amended form 10-K/A for a more detailed explanation. In addition, we have restated the Statement of Cash Flows and segment information for the three months and six months ended March 31, 2011 to correct for these errors in these financial statements.

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

All dollar values reported in this section are reported in thousands of dollars unless otherwise specified.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Sale of Non-Core Electrical Distribution Facility

On February 28, 2011, Key Electrical Supply, Inc., a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications to Elliot Electric Supply, Inc. The purchase price of $6,676 was adjusted to reflect working capital variances. The loss on this transaction was immaterial.

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are subject to seasonal fluctuations, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues generated during fall and winter. The Communications and Commercial & Industrial segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs could range from $4,500 to $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. As part of our restructuring charges for the six months ended March 31, 2012 within our Commercial & Industrial segment we recognized $35 in severance costs, $764 in consulting services, and $65 in costs related to lease terminations. The Company is in the process of winding down these facilities. As the Company concludes the wind-down and closure process for each of these facilities, their respective results of operations will be reclassified and presented within future statements of operations as “Discontinued Operations.” US GAAP does not permit an earlier reclassification.

At March 31, 2012, the estimated costs to complete the 14 projects remaining at these facilities totaled approximately $3,372; of which all but approximately $392 has been subcontracted to other electrical contractors. Historically, the wind-down operations negatively impacted liquidity due to their underperformance. For fiscal year ended September 30, 2010, the last reporting period prior to the impact of winding-down, these facilities experienced revenue of $62,968, selling general & administrative expenses of $9,590, and an operating loss of $9,536. For fiscal year ended September 30, 2011 these wind down facilities experienced revenue of $43,736, selling general and administrative expenses of $5,019 and an operating loss of $18,084. Included within the 2011 selling general and administrative expenses is a $2,850 settlement of an outstanding receivable, written off in a prior period. Excluding this settlement during the quarter ended March 31, 2011, operating loss for these wind-down facilities was $20,934. In many cases, the losses increased as these facilities experienced cost associated with the wind-down. These costs include, subcontracting previously self-performed work, difficulties in retaining experienced staff, charges associated with facility lease termination, employee severance and retention agreements and professional fees.

To date, we have completed approximately 90% of the backlog of these facilities that existed at the adoption of the restructuring plan. As a result, revenues and selling general & administrative expenses have been substantially reduced. For the six months ended March 31, 2012, these wind-down facilities experienced revenues of $6,217, selling general & administrative expenses of $502 and an operating loss of $3,196. The operating loss for the six months ended March 31, 2012 is being negatively impacted by the operational difficulties associated with the wind-down as detailed above. Additionally, to date we have recognized the majority of the expected severance, retention and lease termination charges.

The completion of the wind-down of these facilities will eliminate the revenues, as well as the associated operating losses and negative liquidity impact. The majority of costs associated with these facilities are directly related to their distinct operations. As such, the majority of the costs will be eliminated upon the completion of the wind-down process. The go-forward operations will benefit from the elimination of negative financial impact of these underperforming operations.

The following table presents the results of operations for the 2011 Restructuring Plan for the three months ended March 31, 2012:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011 (Restated)
Revenues	$3,095	$11,991
Gross profit (loss)	(570)	(1,395)
Selling, general, & administrative expenses	341	(1,421)
Restructuring	236	—
Loss / (gain) from sale of assets	(62)	(1)

Income (loss) from operations	$(1,085)	$27

Other data:
Working capital	$3,752	$19,141
Total assets:	$6,529	$24,374

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Results of Operations

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Three Months Ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$112,807	100.0%	$118,326	100.0%
Cost of services	100,221	88.8%	112,999	95.5%

Gross profit	12,586	11.2%	5,327	4.5%
Selling, general and administrative expenses	15,222	13.5%	14,072	11.9%
Gain on sale of assets	(87)	(0.1)%	(87)	(0.1)%
Restructuring charges	264	0.2%	—	—%

Loss from operations	(2,813)	(2.4)%	(8,658)	(7.3)%

Interest and other expense, net	536	0.5%	544	0.5%

Loss from operations before income taxes	(3,349)	(2.9)%	(9,202)	(7.8)%
Provision (benefit) for income taxes	82	0.1%	929	0.8%

Net loss	$(3,431)	(3.0)%	$(10,131)	(8.6)%

Revenues

	Three Months Ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$29,024	25.7%	$23,368	19.7%
Residential	29,628	26.3%	26,310	22.2%
Commercial & Industrial	54,155	48.0%	68,648	58.1%

Total Consolidated	$112,807	100.0%	$118,326	100.0%

Consolidated revenues for the three months ended March 31, 2012 were $5,519 less than the three months ended March 31, 2011, a decrease of 4.7%.

Our Communications segment revenues increased $5,656 during the three months ended March 31, 2012, a 24.2% increase compared to the three months ended March 31, 2011. We recognized revenues of $5,305 that can be attributed to the commencement of work on a significant project from a long term customer during the first quarter 2012. The markets we serve have expanded rapidly as the current and expected demand for information and data storage has increased. We have a long history of serving our customers in such mission critical environments, resulting in our increased revenue as these markets continue to expand.

Our Residential segment revenues increased $3,318 during the three months ended March 31, 2012, an increase of 12.6% as compared to the three months ended March 31, 2011. Approximately $3,324 of the revenues during the three months ended March 31, 2011 were attributable to the non-core electrical distribution facility that was sold in February 2011. Excluding the revenues from the divested facility, our Residential segment showed an increase, quarter over quarter, of $6,642. The increase is due primarily to an increase in our single-family revenues of approximately $3,300. While the strongest growth was seen in our Texas markets, which represents approximately 75% of our single-family sales, we experienced similar growth as a percentage increase in our other markets as well. Additionally, our Residential segment entered into the solar installation market in late 2011, concentrated primarily in California. Solar installation revenue was approximately $2,400. Multi-family revenues increased approximately $1,100, attributable to an influx of private financing options over HUD/FHA backed financing, and increased apartment occupancy rates creating a demand for the construction of apartment units.

Our Commercial & Industrial segment revenues decreased $14,493 during the three months ended March 31, 2012, a decrease of 21.1% compared to the three months ended March 31, 2011 primarily due to a decrease in revenues associated with the Company’s wind-down facilities described in the 2011 Restructuring Plan. Revenues associated with the wind-down facilities described in the 2011 Restructuring Plan totaled $3,135, a decrease of $8,856 when compared to the three months ended March 31, 2011. Excluding the revenues associated with the wind-down facilities, revenues decreased $5,897. We experienced a decline in revenues in our Oregon and Nebraska facilities of approximately $2,000 and $1,800, respectively, due to the completion of large projects in both locations. Additionally, we are in the process of winding down our Baltimore facility and, as such, have experienced a reduction in revenues of approximately $1,400.

Gross Profit

	Three Months Ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$3,780	13.0%	$2,424	10.4%
Residential	4,531	15.3%	3,596	13.8%
Commercial & Industrial	4,273	7.9%	(612)	-1.0%
Corporate	2	0.0%	(81)	-0.1%

Total Consolidated	$12,586	11.2%	$5,326	4.5%

Our consolidated gross profit percentage increased to 11.2% during the three months ended March 31, 2012, as compared to 4.5% during the three months ended March 31, 2011.

Our Communications segment gross profit increased $1,356 during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in gross profit was driven by increased revenues coupled with an increase in gross margin. Gross profit was negatively impacted by the Baltimore office, which had a negative gross profit of $276 and $246 during the three months ended March 31, 2012, and March 31, 2011, respectively. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability.

Our Residential segment gross profit increased $935 during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Gross margin in the Residential segment increased to 15.3% during the three months ended March 31, 2012. Single family operations comprised the largest increase in gross profit at $1,100, attributed to the stability in the price of copper wire as well as an overall increase in revenue volume. Additionally, an increase of approximately $200 of the gross profit increase can be attributed to our entrance into the solar installation market. The remaining increase in gross profit results from decreased insurance claim development costs, offset by reduced margins in the multi-family operations due to increased competition and job specific difficulties encountered in the three months ended March 31, 2012.

Our Commercial & Industrial segment gross profit increased $4,885 during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The negative gross margins associated with the wind-down operations described in the Company’s 2011 Restructuring Plan resulted in $537 of negative gross profit during the three months ended March 31, 2012, compared to a negative gross profit of $1,395 during the during the three months ended March 31, 2011. The negative gross margins recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities. The Baltimore facility, within Commercial & Industrial segment, had a negative gross profit of $235 during the three months ended March 31, 2012, an increase of $12, as compared to the three months ended March 31, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the gross profit associated with the wind-down facilities, gross profit increased $4,060. During the three months ended March 31, 2011, we experienced losses on contracts in our Colorado and Nebraska facilities, totaling approximately $2,600. Additionally, we benefited from improved performance in Oregon and Virginia facilities during the three months ended March 31, 2012, that totaled approximately $1,400.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$3,337	11.5%	$2,309	9.9%
Residential	4,533	15.3%	4,508	17.1%
Commercial & Industrial	5,150	9.5%	3,837	5.6%
Corporate	2,202	—	3,418	—

Total Consolidated	$15,222	13.5%	$14,072	11.9%

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

During the three months ended March 31, 2012, our selling, general and administrative expenses were $15,222, an increase of $1,150, or 8.2%, as compared to the three months ended March 31, 2011. Included in the three months ended March 31, 2011 is a recovery of $2,850 settlement of an outstanding receivable, written off in a prior period. Excluding this, the selling, general and administrative expenses decreased $1,700, and as a percent of revenue to 13.5% in 2012 from 14.3% in 2011.

Our Communications segment experienced an increase of $1,028 in selling, general and administrative expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased to 11.5% of segment revenue during the three months ended March 31, 2012. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with our expansion of facilities in Southern California. Additionally, bad debt expenses increased due primarily to the wind-down operations of our Baltimore facility.

Our Residential segment experienced an increase of $25 in selling, general and administrative expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Approximately $899 of the selling, general and administrative expenses included in the three months ended March 31, 2011 is attributable to the non-core electrical distribution facility that was sold in February 2011. Removing this from the comparison, the actual change, period over period, was an increase of $924. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 15.3% of segment revenue during the three months ended March 31, 2012. The increase in selling, general and administrative expenses is attributable to approximately $400 in employee incentives and approximately $200 in expenses to enter the solar installation market.

Our Commercial & Industrial segment experienced an increase of $1,313 in selling, general and administrative expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment increased to 9.5% of segment revenue during the three months ended March 31, 2012. The selling, general and administrative expenses associated with the wind-down operations described in the Company’s 2011 Restructuring Plan were $316 during the three months ended March 31, 2012, compared to $1,429, during the three months ended March 31, 2011, net of a $2,850 settlement of an outstanding receivable, written off in a prior period. The selling, general and administrative expenses recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to professional fees and lease termination expenses. The Baltimore facility within the Commercial & Industrial segment had selling, general and administrative expenses of $291 during the three months ended March 31, 2012, a decrease of $177, as compared to the three months ended March 31, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the selling general and administrative expenses associated with the wind-down facilities, selling general and administrative expenses decreased $1,360, primarily due to the consolidation of redundant support functions within the Louisiana and Virginia facilities.

Our Corporate segment experienced a decrease of $1,216 in selling, general and administrative expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease is primarily attributable to a significant reduction in our corporate office operations, including a decrease in headcount and related employment expenses, decreased professional fees and depreciation.

Restructuring Charges

The following table presents the elements of costs incurred for the 2011 Restructuring Plan.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Severance compensation	$(34)	$—
Consulting and other charges	281	—
Lease termination costs	17	—

Total restructuring charges	$264	$—

Interest and Other Expense, net

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest expense	$459	$491
Deferred financing charges	84	84

Total interest expense	543	575

Interest income	(8)	(24)
Other (income) expense, net	1	(7)

Total interest and other expense, net	$536	$544

During the three months ended March 31, 2012, we incurred interest expense of $459 primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements (as defined in “Working Capital”), an average letter of credit balance of $8,812 under the Revolving Credit Facility (as defined in “Working Capital”) and an average unused line of credit balance of $31,188. This compares to interest expense of $491 for the three months ended March 31, 2011, on a debt balance primarily comprised of the Tontine Term Loan, an average letter of credit balance of $13,087 under the Revolving Credit Facility and an average unused line of credit balance of $46,913.

For the three months ended March 31, 2012 and 2011, we earned interest income of $8 and $24, respectively, on the average Cash and Cash Equivalents balances of $17,500 and $32,846, respectively.

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

The provision for income taxes decreased from $929 for the three months ended March 31, 2011 to $82 for the three months ended March 31, 2012. The decrease in expense for the three months ended March 31, 2012 is attributable to a decrease in loss from operations before income taxes.

SIX MONTHS ENDED MARCH 31, 2012, COMPARED TO SIX MONTHS ENDED MARCH 31, 2011

Results of Operations

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Six Months Ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$228,101	100.0%	$228,137	100.0%
Cost of services	204,606	89.7%	211,752	92.8%

Gross profit	23,495	10.3%	16,385	7.2%
Selling, general and administrative expenses	28,596	12.5%	32,724	14.3%
Gain on sale of assets	(70)	—%	(6,816)	(3.0)%
Asset impairment	—	—%	3,551	1.6%
Restructuring charges	864	0.4%	—	—%

Loss from operations	(5,895)	(2.6)%	(13,074)	(5.7)%

Interest and other expense, net	1,009	0.4%	1,103	0.5%

Loss from operations before income taxes	(6,904)	(3.0)%	(14,177)	(6.2)%
Provision (benefit) for income taxes	250	0.1%	253	0.1%

Net loss	$(7,154)	(3.1)%	$(14,430)	(6.3)%

	Six months ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$55,126	24.2%	$43,290	19.0%
Residential	58,900	25.8%	52,354	22.9%
Commercial & Industrial	114,075	50.0%	132,493	58.1%

Total Consolidated	$228,101	100.0%	$228,137	100.0%

Consolidated revenues for the six months ended March 31, 2012 were $36 less than the six months ended March 31, 2011, an decrease of 0.0%.

Our Communications segment revenues increased $11,836 during the six months ended March 31, 2012, a 27.3% increase compared to the six months ended March 31, 2011. We recognized revenues of $5,443 that can be attributed to commencing work on a significant project during the first quarter 2012. This is indicative of the expanding market for network infrastructure. The markets we serve have expanded rapidly as the current and expected demand for information and data storage has increased. We have a long history of serving our customers in such mission critical environments, resulting in our increased revenue as these markets continue to expand.

Our Residential segment revenues increased $6,546 during the six months ended March 31, 2012, an increase of 12.5% as compared to the six months ended March 31, 2011. Approximately $8,271 of the revenue during the six months ended March 31, 2011 is attributable to the non-core electrical distribution facility that was sold in February 2011. Removing this revenue from the comparison, our Residential segment showed an increase period over period of $14,817. The increase is due primarily to an increase in our single-family revenues of approximately $7,000. While the strongest growth was seen in our Texas markets, which represents approximately 75% of our single-family sales, we experienced similar growth as a percentage increase in our other markets as well. Additionally, our Residential segment entered into the solar installation market in late 2011, concentrated primarily in California. Solar installation revenue was approximately $3,800. Multi-family revenues increased approximately $4,600, attributable to an influx of private financing options over HUD/FHA backed financing, and increased apartment occupancy rates, creating a demand for the construction of apartment units.

Revenues in our Commercial & Industrial segment decreased $18,418 during the six months ended March 31, 2012, a decrease of 13.9% as compared to the six months ended March 31, 2011, primarily due to a decrease in revenues associated with the Company’s wind-down facilities described in the 2011 Restructuring Plan. Revenues associated with the wind-down facilities described in the 2011 Restructuring Plan totaled $6,218, a decrease of $19,393 when compared to the six months ended March 31, 2011. Excluding the revenues associated with the wind-down facilities, revenues increased $1,015. We are in the process of winding down our Baltimore facility, and as such have experienced a reduction in revenues of approximately $1,159. Revenues from the remaining Commercial & Industrial locations remained relatively flat.

Gross Profit

	Six Months Ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$7,119	12.9%	$5,630	13.0%
Residential	9,179	15.6%	8,132	15.5%
Commercial & Industrial	7,205	6.3%	2,704	2.0%
Corporate	(8)	0.0%	(81)	-0.1%

Total Consolidated	$23,495	10.3%	$16,385	7.2%

Our consolidated gross profit percentage increased to 10.3% during the six months ended March 31, 2012, as compared to 7.2% during the six months ended March 31, 2012.

Our Communications segment gross profit increased $1,489 during the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. The increase in gross profit is attributed to more efficient execution on projects, an increase in higher margin service work and a reduction in overhead costs from the consolidation of administrative functions to one location.

Our Residential segment gross profit increased $1,047 during the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. Gross margin percentage in the Residential segment increased to 15.6% during the six months ended March 31, 2012. Single family operations comprised the largest increase in gross profit at $2,300, attributed to the stability in the price of copper wire as well as an overall increase in revenue volume. The increase in gross profit from single family operations was offset by a negative gross margin of approximately $50 attributed to our entrance into the solar installation market. The remaining increase in gross profit resulted from decreased insurance claim development costs, offset by reduced margins in the multi-family operations due to increased competition and job specific difficulties encountered in the six months ended March 31, 2012.

Our Commercial & Industrial segment gross profit increased $4,504 during the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. The negative gross margins associated with the wind-down operations described in the Company’s 2011 Restructuring Plan resulted in $1,928 of negative gross profit during the six months ended

March 31, 2012 compared to a negative gross profit of $1,311 during the during the six months ended March 31, 2011. The negative gross margins recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities. The Baltimore facility within Commercial & Industrial had a negative gross profit of $919 during the six months ended March 31, 2012, an increase in negative gross profit of $894, as compared to the six months ended March 31, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the gross profit associated with the wind-down facilities, gross profit increased $5,150. During the six months ended March 31, 2011, we experienced losses on contracts in Colorado and Nebraska facilities totaling approximately $4,100. These losses were not repeated during the six months ended March 31, 2012.

Selling, General & Administrative Expenses

	Six Months Ended March 31,
	2012		2011
			Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$6,334	11.5%	$4,617	10.7%
Residential	8,946	15.2%	12,564	24.0%
Commercial & Industrial	9,654	8.5%	8,006	6.0%
Corporate	3,662	—	7,537	—

Total Consolidated	$28,596	12.5%	$32,724	14.3%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization.

During the six months ended March 31, 2012, our selling, general and administrative expenses were $28,596, a decrease of $4,128, or 12.6%, as compared to the six months ended March 31, 2011. Included in the six months ended March 31, 2011 is a recovery of $2,850 settlement of an outstanding receivable, written off in a prior period in our Commercial & Industrial segment. Excluding this, the selling, general and administrative expenses decreased $6,978.

Our Communications segment experienced an increase of $1,171 in selling, general and administrative expenses during the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased to 11.5% of segment revenue during the six months ended March 31, 2012. The increase in selling, general and administrative expenses is primarily due to higher expenses associated with our expansion of facilities in Southern California, including litigation expenses. Additionally, bad debt expenses increased due primarily to the wind down operations of our Baltimore facility.

Our Residential segment experienced a decrease of $3,618 in selling, general and administrative expenses during the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 15.2% of segment revenue during the six months ended March 31, 2012. Approximately $1,993 of the selling, general and administrative expenses included in the six months ended March 31, 2011 is attributable to the non-core electrical distribution facility that was sold in February 2011. Removing this from the comparison, the actual change period over period was an increase of $1,625. The increase in selling, general and administrative expenses is attributable to approximately $900 in employee incentives, additional compensation expense of $200, and approximately $300 in expenses to enter the solar installation market.

Our Commercial & Industrial segment experienced an increase of $1,648 in selling, general and administrative expenses during the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment increased to 8.5% of segment revenue during the six months ended March 31, 2011. The selling, general and administrative expenses associated with the wind-down operations described in the Company’s 2011 Restructuring Plan were $502 during the six months ended March 31, 2012, compared to $3,059, during the six months ended March 31, 2011, net of a $2,850 settlement of an outstanding receivable, written off in a prior period. The selling, general and administrative expenses recorded for the wind-down operations described in the Company’s 2011 Restructuring Plan are primarily due to professional fees and lease termination expenses. The Baltimore facility within Commercial & Industrial had selling general and administrative expenses of $570 during the six months ended 2012, a decrease of $347, as compared to the six months ended March 31, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the selling general and administrative expenses associated with the wind-down facilities, selling general and administrative expenses increased $1,355, primarily due to increased incentive compensation.

Our Corporate segment experienced a decrease of $3,875 in selling, general and administrative expenses during the six months ended March 31, 2012 compared to the six months ended March 31, 2011. This decrease is primarily attributable to a reduction in our corporate office operations, including a decrease in headcount and related employment expenses, and decreased depreciation. Additionally, there were several severance agreements in 2011 totaling $562 compared to $428 in 2012.

Restructuring Charges

In conjunction with our 2011 Restructuring Plan we recognized the following costs during the six months ended March 31, 2012 and March 31, 2011:

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Severance compensation	$35	$—
Consulting and other charges	727	—
Lease termination costs	102	—

Total restructuring charges	$864	$—

Interest and Other Expense, net

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Interest expense	$913	$1,006
Deferred financing charges	175	169

Total interest expense	1,088	1,175

Interest income	(15)	(49)
Other (income) expense, net	(65)	(24)

Total interest and other expense, net	$1,008	$1,102

During the six months ended March 31, 2012, we incurred interest expense of $1,088 on an average debt balance of $10,000 primarily comprised of the Tontine Term Loan (as defined in “Working Capital”) and the Insurance Financing Agreements (as defined in “Working Capital”), an average letter of credit balance of $8,796 under the Revolving Credit Facility (as defined in “Working Capital”) and an average unused line of credit balance of $39,356. This compares to interest expense of $1,175 for the six months ended March 31, 2011, on an average debt balance of $10,000 primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements, an average letter of credit balance of $14,508 under the Revolving Credit Facility and an average unused line of credit balance of $45,487.

For the six months ended March 31, 2012 and 2011, we earned interest income of $65 and $24 respectively, on the average Cash and Cash Equivalents balances of $19,590 and $32,384, respectively.

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

The provision for income taxes for the six months ended March 31, 2011 and March 31, 2012 was $250.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $17,766, working capital of $56,649 and $22,009 of available capacity under our Revolving Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under our Revolving Credit Facility in the period as our Total Liquidity was greater than the minimum under our Revolving Credit Facility. Had we been required to test our covenants, we would have failed at March 31, 2012.

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

Operating activities used net cash of $7,799 during the six months ended March 31, 2012, as compared to $11,444 of net cash used in the six months ended March 31, 2011. The decrease in the use of cash from operating activities in the six months ended March 31, 2012 is due primarily to a decrease in the net loss of $7,276, a decrease in working capital usage of $2,691 and a decrease of depreciation expense of $2,360, offset by the $2,850 recovery and $6,811 gain on sale of assets in 2011.

Investing Activities

In the six months ended March 31, 2012, net cash used from investing activities was $978 as compared to $15,682 of net cash provided by investing activities in the six months ended March 31, 2011. Investing activities in the six months ended March 31, 2012 included $998 used for capital expenditures, and an $8,812 increase to restricted cash required by our credit facility. Investing activities in the six months ended March 31, 2011 included $16,287 from the sale of facilities, partially offset by $755 used for capital expenditures.

Financing Activities

Financing activities used net cash of $9,034 in the six months ended March 31, 2012 compared to usage of $455 used in the six months ended March 31, 2011. Financing activities included $128 and $390 used for repayments of debt in the six months ended March 31, 2012 and March 31, 2011, respectively.

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

As of March 31, 2012, the estimated cost to complete our bonded projects was approximately $75,430. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2012, we utilized $3,986 of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

Bonding Capacity

At March 31, 2012, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our sureties. As of March 31, 2012, the expected cumulative cost to complete for projects covered by our sureties was $75,430. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our sureties. For additional information, please refer to Note 11 “Commitments and Contingencies – Surety” of this form 10-Q.

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

On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, the size of the facility was reduced to $40,000 and the maturity date was extended to November 12, 2012. Further, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral is added to the borrowing base calculation at 100% throughout the term of the agreement. The Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,0000and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. Additionally, if there are any loans outstanding on or after the April 30, 2012, the Company’s EBITDA for the period from October 1, 2011 through March 31, 2012, may not exceed a negative EBITDA threshold of $2,500 and we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning April 1, 2012 to maintain any borrowings under the agreement. The measurement period for this additional test for borrowings begins with the monthly operating results for April 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The amended agreement also calls for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit are the same as borrowings and also include a 25 basis point “fronting fee.” All other terms and conditions remain unchanged. In connection with the amendment, we incurred an amendment fee of $0.1 million which, together with unamortized balance of the prior amendment is being amortized using the straight line method through November 12, 2012.

On May 11, 2012, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended Revolving Credit Facility, we are subject to covenant that requires we maintain a fixed coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $30,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $30,000 for a period of 60 consecutive days. Additionally, if there are any loans outstanding on or after March 31, 2012, April 30, 2012 and May 31, 2012, the Company’s EBITDA may not exceed a negative EBITDA threshold established for each month within this period. The negative EBITDA threshold is measured from October 1, 2011 until the months ended March 31, 2012, April 30, 2012 and May 31, 2012. The negative EBITDA threshold for March 31, 2012, April 30, 2012 and May 31, 2012 is $4,700, $4,850 and $4.725, respectively. To extent we exceed the negative thresholds for March 31, 2012 April 30, 2012 and May 31, 2012 the Company will prohibited form borrowing until such time we do not exceed the negative threshold in a subsequent month. As of June 30, 2012, the Company’s negative EBITDA threshold for the period from October 1, 2011 through June 30, 2012, may not exceed $4,475 and we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning July 31, 2012 to maintain any borrowings under the agreement. The measurement period for this additional test for borrowings begins with the monthly operating results for July l, 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The negative EBITDA threshold excludes any gain or loss related to a surety settlement described in Note 11 – Commitments and Contingencies.

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

Borrowings under the Revolving Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and cash collateral supporting our letters of credit. None of our inventories qualified for borrowing availability after we sold the inventory attributable to our Key Electrical Supply company in February 2011. Under the terms of the Revolving Credit Facility in effect as of March 31, 2012, interest for loans and letter of credit fees is based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

At March 31, 2012, we had $22,009 available to us under the Revolving Credit Facility with no outstanding borrowings. We had $8,812 in outstanding letters of credit fully collateralized with restricted cash.

As of March 31, 2012, we were subject to the financial covenant under the Revolving Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of March 31, 2012, our Total Liquidity was in excess of $25.0 million; had our Total Liquidity been less than $25.0 million at March 31, 2012, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

On July 21, 2011, Tontine filed an amended Schedule 13D indicating its ownership level of 57.4% of the Company’s outstanding common stock. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our Revolving Credit Facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company. On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan; accordingly $10,000 remains outstanding under the Tontine Term Loan.

Off-Balance Sheet Arrangements and Contractual Obligations

As is common in our industry, we have entered into certain off-balance sheet arrangements that expose us to increased risk. Our significant off-balance sheet transactions include commitments associated with non-cancelable operating leases, letter of credit obligations, firm commitments for materials and surety guarantees.

We enter into non-cancelable operating leases for many of our vehicle and equipment needs. These leases allow us to retain our cash because we do not own the vehicles or equipment and we pay a monthly lease rental fee. At the end of the lease, we have no further obligation to the lessor. We may cancel or terminate a lease before the end of its term. Typically, we would be liable to the lessor for various lease cancellation or termination costs and the difference between the fair market value of the leased asset and the implied book value of the leased asset as calculated in accordance with the lease agreement.

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2012, $630 of our outstanding letters of credit were utilized to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2012, $8,182 of our outstanding letters of credit were utilized to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2012, we did not have any open purchase commitments.

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

As of March 31, 2012, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$1,367	$10,000	$—	$—	$11,367
Operating lease obligations	$4,575	$5,897	$590	$967	$12,029
Capital lease obligations	$233	$161	$—	$—	$394

Total	$6,175	$16,058	$590	$967	$23,790

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	FYE Sept 30, 2012	FYE Sept 30, 2013	FYE Sept 30, 2014	Thereafter	Total
Standby letters of credit	$5,216	$3,596	$—	$—	$8,812
Other commitments	$—	$—	$—	$—	$—

Total	$5,216	$3,596	$—	$—	$8,812

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under our Revolving Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will range from $1.5 to $2.0 million for the fiscal year ending on September 30, 2012. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our amended Revolving Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-Q.

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at March 31, 2012 (Dollar amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt Obligations - Fixed Rate:
Tontine Term Loan (11%)	$—	$10,000	$—	$—	$—	$—	$10,000
Capital Lease (22%)	$158	$317	$26	—	—	—	501
Fair Value of Debt:
Fixed Rate	$146	$10,708	$19	$—	$—	$—	$10,873

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

During the first and second quarters of our 2012 fiscal year, we improved our inter-departmental communications at our Corporate office and Commercial & Industrial segment. We additionally implemented staffing changes, which we believe remediated each material weakness. In connection with the filing of our Form 10-K/A under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of the March 30, 2012 filing of our December 31, 2011 Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As mentioned above, there were two material weaknesses that we identified. The first relates to a control deficiency at our corporate office that resulted in the inadequate reporting of certain software amortization expense. The corporate office failed to provide adequate managerial oversight, did not perform a timely review of the useful lives of its assets and did not engage in adequate inter-department communications between the IT and finance departments. The deficiency was identified by corporate management as of September 30, 2011, resulting in material revision of software amortization expense among the quarterly periods of fiscal 2011. The second material weakness identified relates to a control deficiency at our Commercial & Industrial segment that resulted in the under accrual of vacation expense. The vacation accrual for salaried employees within this segment was understated due to inadequate inter-department communications between the human resources and finance departments. This deficiency impacted our vacation accrual balance for all annual and interim periods from September 30, 2008 through 2011. The deficiency was identified by corporate management during the close process within our first quarter of fiscal year 2012, resulting in the restatement of our September 30, 2011 Form 10-K.

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

As of the March 30, 2012 filing of the December 31, 2011 form 10-Q we believe the steps identified above have remediated the identified material weaknesses. Apart from the completion of this remediation process, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

For further information regarding legal proceedings, see Note 11, “Commitments and Contingencies — Legal Matters” to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in our annual report on form 10-K /A for the year ended September 30, 2011.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine be considered under Internal Revenue Code Section 382 to sell or exchange all or a portion of its position in IES, a change in ownership could occur. In addition, a change in ownership could occur resulting from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Due to the complex factual determinations involved with the determination of a change in ownership under Internal Revenue Code Section 382 and the regulations promulgated thereunder, it is possible for such a change in ownership to occur without our knowledge. Currently, we have approximately $286.5 million of federal net operating losses that are available to use to offset taxable income, exclusive of net operating losses from the amortization of additional tax goodwill. In addition, we have approximately $12.6 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382, exclusive of net operating losses from the amortization of additional tax goodwill, and will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating losses currently available to offset taxable income. In addition, the net operating losses for federal and state purposes have not been reviewed by the Internal Revenue Service or any other taxing authorities. Should the Internal Revenue Service or any other taxing authority successfully challenge the amount or the availability of net operating losses, the potential benefit of the net operating losses could be substantially reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

*10.1	Sublease Agreement between Tontine Associates, LLC and IES Shared Services, Inc, dated March 29, 2012

*10.2	Amendment to Loan and Security Agreement, dated May 11, 2012

*31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

*32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

*32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.CAL	XBRL Calculated Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: May 14, 2012	By:	/s/ ROBERT W. LEWEY
Robert W. Lewey
Senior Vice President and Chief Financial Officer