Form 10-Q
period 2012-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2012-08-13
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 1-13783

Integrated Electrical Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5433 Westheimer Road, Suite 500, Houston, Texas 77056

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

Yes  ☒     No  ☐

On August 13, 2012, there were14,994,653 shares of common stock outstanding.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART I

DEFINITIONS

In this quarterly report on Form 10-Q, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

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

•

the sale or disposition of the shares of our common stock held by our controlling shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements and financing and surety arrangements; and

•	additional closures or sales of facilities in our Commercial & Industrial segment, which could result in significant future charges and a significant disruption of our operations.

You should understand that the foregoing, as well as other risk factors discussed in our annual report on Form 10-K/A for the year ended September 30, 2011 and our quarterly report on Form 10-Q for the quarter ended March 31, 2012, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise information concerning our restructuring efforts, borrowing availability, cash position or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this quarterly report on Form 10-Q pursuant to the safe harbor established under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	June 30,	September 30,
	2012	2011
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,663	$35,577
Restricted cash	9,512	—
Accounts receivable:
Trade, net of allowance of $2,127 and $2,645, respectively	80,036	85,728
Retainage	17,381	17,944
Inventories	16,588	8,443
Costs and estimated earnings in excess of billings on uncompleted contracts	6,499	9,963
Prepaid expenses and other current assets	4,779	2,840

Total current assets	153,458	160,495

LONG-TERM RECEIVABLE, net of allowance of $0 and $59, respectively	259	200
PROPERTY AND EQUIPMENT, net	8,483	8,016
GOODWILL	4,446	4,446
OTHER NON-CURRENT ASSETS, net	5,459	7,087

Total assets	$172,105	$180,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$11,073	$209
Accounts payable and accrued expenses	72,553	78,980
Billings in excess of costs and estimated earnings on uncompleted contracts	26,681	19,585

Total current liabilities	110,307	98,774

LONG-TERM DEBT, net of current maturities	95	10,289
LONG-TERM DEFERRED TAX LIABILITY	284	284
OTHER NON-CURRENT LIABILITIES	7,002	6,596

Total liabilities	117,688	115,943

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,994,653 and 14,938,071 outstanding, respectively	154	154
Treasury stock, at cost, 413,149 and 451,329 shares, respectively	(4,526)	(5,595)
Additional paid-in capital	163,634	164,262
Retained deficit	(104,845)	(94,520)

Total stockholders’ equity	54,417	64,301

Total liabilities and stockholders’ equity	$172,105	$180,244

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Restated)
Revenues	$119,300	$122,714
Cost of services	106,321	113,668

Gross profit	12,979	9,046
Selling, general and administrative expenses	15,525	18,142
Gain on sale of assets	(12)	137
Restructuring charges	153	1,667

Loss from operations	(2,687)	(10,900)

Interest and other (income) expense:
Interest expense	524	571
Interest income	(8)	(13)
Other income, net	(2)	21

Interest and other expense, net	514	579

Loss from operations before income taxes	(3,201)	(11,479)
Benefit for income taxes	(25)	(103)

Net loss	$(3,176)	$(11,376)

(Loss) per share:
Basic	$(0.22)	$(0.78)
Diluted	$(0.22)	$(0.78)
Shares used in the computation of loss per share
Basic	14,642,293	14,491,966
Diluted	14,642,293	14,491,966

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Nine Months Ended June 30,
	2012	2011
	(Unaudited)	(Restated)
Revenues	$347,401	$350,851
Cost of services	310,926	325,420

Gross profit	36,475	25,431
Selling, general and administrative expenses	44,121	50,866
Gain on sale of assets	(82)	(6,680)
Asset impairment	—	3,551
Restructuring charges	1,017	1,667

Loss from operations	(8,581)	(23,973)

Interest and other (income) expense:
Interest expense	1,612	1,746
Interest income	(23)	(62)
Other income, net	(66)	(2)

Interest and other expense, net	1,523	1,682

Loss from operations before income taxes	(10,104)	(25,655)
Provision for income taxes	225	150

Net loss	$(10,329)	$(25,805)

(Loss) per share:
Basic	$(0.71)	$(1.78)
Diluted	$(0.71)	$(1.78)
Shares used in the computation of loss per share
Basic	14,616,513	14,472,441
Diluted	14,616,513	14,472,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2012	2011
	(Unaudited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,329)	$(25,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(519)	(1,052)
Deferred financing fees	108	253
Depreciation & amortization	1,592	4,967
Asset impairment	—	3,551
Loss (gain) on sale of property and equipment	(315)	84
Gain on sale of business unit	—	(6,763)
Non cash compensation	534	682
Equity in loss of investment	—	88
Deferred income tax benefit	—	(32)
Changes in operating assets and liabilities:
Accounts receivable	6,505	(4,208)
Inventories, net	(8,145)	1,809
Costs and estimated earnings on uncompleted contracts	3,463	621
Prepaid expenses and other current assets	(1,406)	485
Other noncurrent assets	1,197	3,201
Accounts payable and accrued expenses	(5,562)	2,858
Billings in excess of costs and estimated earnings	7,096	(4,407)
Other noncurrent liabilities	(164)	—

Net cash used in operating activities	(5,945)	(23,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,169)	(2,103)
Proceeds from sales of facilities	—	16,546
Distribution from unconsolidated affiliate	—	57

Net cash (used in) provided by investing activities	(1,169)	14,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(194)	(652)
Changes in restricted cash	(9,512)	—
Purchase of treasury stock	(94)	(65)

Net cash used in financing activities	(9,800)	(717)

NET DECREASE IN CASH EQUIVALENTS	(16,914)	(9,885)
CASH AND CASH EQUIVALENTS, beginning of period	35,577	32,924

CASH AND CASH EQUIVALENTS, end of period	$18,663	$23,039

	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,248	$1,499
Cash paid for income taxes	383	247

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading national provider of electrical infrastructure services to the communications, residential, commercial and industrial industries. Originally established as IES in 1997, we provide services from 61 locations serving the continental United States as of June 30, 2012. Our operations are organized into three business segments, based upon the nature of our products and services:

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

Sale of Non-Strategic Manufacturing Facility

On November 30, 2010, a subsidiary of the Company sold substantially all the assets and certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment, such as switchgears, motor starters and control systems, to Siemens Energy, Inc. As part of this transaction, Siemens Energy, Inc. also acquired the real property upon which the fabrication facilities are located from a subsidiary of the Company. The transaction was completed on December 10, 2010 for a purchase price of $10,086 at which time we recognized a gain of $6,763.

Sale of Non-Core Electrical Distribution Facility

On February 28, 2011, Key Electrical Supply, Inc, a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications to Elliot Electric Supply, Inc. for a purchase price of $6,676. The loss on this transaction was immaterial.

Controlling Shareholder

At June 30, 2012, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control of our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. In its most recent Schedule 13D, Tontine stated that it has no current plans to make any material change in the Company’s business or corporate structure. For a more complete discussion on our relationship with Tontine, please refer to Note 2 “Controlling Shareholder” in the notes to these Consolidated Financial Statements.

Related Party Transaction

On March 29, 2012, we entered into a sublease agreement with Tontine Associates, LLC, an affiliate of our controlling shareholder, for corporate office space in Greenwich, Connecticut. The lease extends from April 1, 2012 through March 31, 2014, with monthly payments due in the amount of $6. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

Summary of Significant Accounting Policies

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring unless otherwise described herein. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K/A for the fiscal year ended September 30, 2011. Please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K/A for the fiscal year ended September 30, 2011, when reviewing our interim financial results set forth herein.

Revenue Recognition

As of June 30, 2012, the Company had recognized revenue totaling $1,098 associated with one contract claim. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and a $10,000 senior subordinated loan agreement (the “Tontine Term Loan”). We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”), in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine Term Loan (Level 3) is $10,359 calculated using a market approach based upon Level 3 inputs, including an estimated interest rate reflecting current market conditions at June 30, 2012. For additional information, please refer to Note 4, “Debt – The Tontine Term Loan” of this report.

We estimate that the fair value of our investment in EnerTech (Level 3) is $983 at June 30, 2012. For additional information, please refer to Note 8, “Securities and Equity Investments – Investment in EnerTech-Capital Partners II L.P.

Asset Impairment

During the nine months ended June 30, 2011 the Company ceased use of certain internally-developed software. As a result, the software had a fair value of zero. The net charge of $3,551 was recorded separately in the accompanying consolidated statements of operations as a component of loss from operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill, investments, long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, assumptions regarding estimated costs to exit certain divisions, realizability of deferred tax assets, and self-insured claims liabilities and related reserves.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We use restricted cash to collateralize our letters of credit.

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

2. CONTROLLING SHAREHOLDER

As of June 30, 2012, $10,000 remains outstanding on the Tontine Term Loan, with $0 in accrued interest. For additional information, please refer to Note 4, “Debt – The Tontine Term Loan” of this report.

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

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs will not exceed $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the process of winding down these facilities. As of June 30, 2012, we have completed approximately 96% of the backlog of these facilities that existed at the adoption of the 2011 Restructuring Plan. As the Company concludes the wind-down and closure process for each of these facilities, their respective results of operations will be reclassified and presented within future statements of operations as “Discontinued Operations.” U.S. GAAP does not permit an earlier reclassification. As part of our restructuring charges within our Commercial & Industrial segment we recognized $951 in consulting services, and $124 in costs related to lease terminations during the nine months ended June 30, 2012. Additionally, we recognized a reduction of $58 in severance costs, resulting from the reversal of severance agreements when conditions were not met.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring liability at September 30, 2011	$1,081	$336	$790	$2,207
Restructuring charges (benefits) incurred	(58)	951	124	1,017
Cash payments made	(733)	(1,287)	(486)	(2,506)

Restructuring liability at June 30, 2012	$290	$—	$428	$718

Additional Facility Closing

During the first quarter of fiscal 2012, the Company determined the underperforming Baltimore facility within its Commercial & Industrial and Communications segments would be either sold or closed over the next three to six months. This closing is a key element of management’s overall plan to return the Company to profitability. The Baltimore location was selected based upon current businesses performance and the extended time frame needed to return the operation to profitability. We have subsequently determined to close this facility. We expect the facility will be closed by September 30, 2012, and that closure costs will not exceed $480 in the aggregate.

4. DEBT

Debt consists of the following:

	June 30, 2012	September 30, 2011
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	783	—
Capital leases and other	385	498

Total debt	11,168	10,498
Less — Short-term debt and current maturities of long-term debt	(11,073)	(209)

Total long-term debt	$95	$10,289

Future payments on debt at June 30, 2012 are as follows:

	Capital Leases and Other	Insurance Financing	Term Debt	Total
2012	$124	$783	$—	$907
2013	317	—	10,000	10,317
2014	26	—	—	26
2015	—	—	—	—
2016	—	—	—	—
Thereafter	—	—	—	—
Less: Imputed Interest	(82)	—	—	(82)

Total	$385	$783	$10,000	$11,168

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

For the three months ended June 30, 2012 and 2011, we incurred interest expense of $524 and $571, respectively. For the nine months ended June 30, 2012 and 2011, we incurred interest expense of $1,612 and $1,745, respectively.

The 2006 Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”), for a revolving credit facility (as amended, the “2006 Facility”) with Bank of America, N.A. and certain other lenders. On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan Agreement pursuant to which, the size of the facility was reduced to $40,000, the maturity date was extended to November 12, 2012, and we were required to cash collateralize all of our letters of credit issued by the banks. In connection with the amendment, we incurred an amendment fee of $60 which, together with the unamortized balance of the prior amendment, is being amortized using the straight line method through November 12, 2012. On May 11, 2012, we renegotiated the terms of, and entered into an amendment to, the Loan Agreement without incurring termination charges.

The 2006 Facility requires that we maintain a consolidated fixed charge coverage ratio of not less than 1.0:1.0 at any time that our unrestricted cash on hand plus availability, is less than $30,000 and, thereafter, until such time as our unrestricted cash on hand plus availability has been at least $30,000 for a period of 60 consecutive days. As of June 30, 2012, our unrestricted cash on hand plus the amount of borrowings available to us under the 2006 Facility was in excess of $30,000 for the prior 60 day period. Had our unrestricted cash on hand plus the amount of borrowings available to us under the 2006 Facility been less than $30,000 at June 30, 2012, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.

Under the Loan Agreement, if there are any loans outstanding on or after March 31, 2012, April 30, 2012 and May 31, 2012, the Company’s EBITDA may not exceed a negative EBITDA threshold established for each month within the period. The negative EBITDA threshold is measured from October 1, 2011 until the months ended March 31, 2012, April 30, 2012 and May 31, 2012 is $4,700, $4,850 and $4,725, respectively. To the extent we exceed the negative thresholds for March 31, 2012, April 30, 2012 and May 31, 2012, the Company will be prohibited from borrowing until such time we do not exceed the negative threshold in a subsequent month. As of June 30, 2012, the Company’s negative EBITDA threshold for the period from October 1, 2011 through June 30, 2012, may not exceed $4,475. In addition, we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning July 31, 2012 to maintain any borrowings under the 2006 Facility. The measurement period for this additional test for borrowings begins with the monthly operating results for July 1, 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The negative EBITDA threshold excludes any gain or loss related to a surety settlement described in Note 11 – Commitments and Contingencies.

Borrowings under the 2006 Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2006 Facility in effect as of June 30, 2012, interest for loans and letter of credit fees is based on our Total Liquidity, as follows:

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

At June 30, 2012, our Total Liquidity, which is calculated for any given period as the sum availability under the 2006 Facility for

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

such periods plus unrestricted cash on hand for such period was $44,054. For the three months ended June 30, 2012, we paid no interest for loans under the 2006 Facility and had a weighted average interest rate, including fronting fees, of 3.50% for letters of credit. In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan Agreement.

The 2006 Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2006 Facility contains customary affirmative, negative and financial covenants. The 2006 Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

At June 30, 2012, we had $25,391 available to us under the 2006 Facility, with no outstanding borrowings. We had $9,512 in outstanding letters of credit which were fully collateralized with restricted cash. On August 9, 2012, we repaid, in full, the outstanding accrued fees and expenses owing under or in connection with the 2006 Facility.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Facility”) with Wells Fargo Bank, National Association. The 2012 Facility will mature on August 9, 2015, unless earlier terminated.

The 2012 Facility contains customary affirmative, negative and financial covenants. The 2012 Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the Credit Agreement) is less than $20,000 or Excess Availability is less than $7,500.

Borrowings under the 2012 Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2012 Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

Level	Thresholds	Interest Rate Margin
I	Liquidity ≤ $20,000 at any time during the period; or Excess Availability ≤ $7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	4.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity ≤ $30,000 at any time during the period; and Excess Availability $7,500; and Fixed charge coverage ratio ≥ 1.0:1.0	3.50 percentage points

III	Liquidity > $30,000 at all times during the period	3.00 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 to $2, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Credit Agreement.

The 2012 Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

At August 9, 2012, we had $21,818 available to us under the 2012 Facility. Prior to the initial extension of credit under the 2012 Facility, the Company must deliver executed intercreditor agreements with each of the Company’s current sureties on or before August 17, 2012. The Company expects to deliver the intercreditor agreements prior to the August 17 deadline.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Facility. The Tontine Term Loan is subordinated to the 2006 Facility and the 2012 Facility. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan.

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

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2012 and 2011 (in thousands, except share information):

	Three Months Ended June 30,
	2012	2011
Numerator:
Net loss attributable to common shareholders	$(3,176)	$(11,375)
Net loss attributable to restricted shareholders	—	—

Net loss	$(3,176)	$(11,375)

Denominator:
Weighted average common shares outstanding — basic	14,642,293	14,491,966
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,642,293	14,491,966

Basic loss per share	$(0.22)	$(0.78)
Diluted loss per share	$(0.22)	$(0.78)

	Nine Months Ended June 30,
	2012	2011
Numerator:
Net loss attributable to common shareholders	$(10,329)	$(25,805)
Net loss attributable to restricted shareholders	—	—

Net loss	$(10,329)	$(25,805)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Denominator:
Weighted average common shares outstanding — basic	14,616,513	14,472,441
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,616,513	14,472,441

Basic loss per share	$(0.71)	$(1.78)
Diluted loss per share	$(0.71)	$(1.78)

For the three and nine months ended June 30, 2012 and 2011, 20,000 and 100,000 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three and nine months ended June 30, 2012 and 2011, 352,360 and 278,400 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

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

Segment information for the three and nine months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$31,453	$35,232	$52,615	$—	$119,300
Cost of services	27,271	29,655	49,395	—	106,321

Gross profit	4,182	5,577	3,220	—	12,979
Selling, general and administrative	3,766	4,691	2,912	4,156	15,525
Corporate allocations	474	472	1,423	(2,369)	—
Loss (gain) on sale of assets	(1)	1	(12)	—	(12)
Restructuring charge	—	—	137	16	153

Income (loss) from operations	$(57)	$413	$(1,240)	$(1,803)	$(2,687)

Other data:
Depreciation and amortization expense	$70	$99	$62	$303	$534
Total assets	$34,240	$29,201	$63,465	$45,199	$172,105

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Three Months Ended June 30, 2011 (as Restated)
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$23,498	$30,111	$69,105	$—	$122,714
Cost of services	20,777	25,050	67,841	—	113,668

Gross profit	2,721	5,061	1,264	—	9,046
Selling, general and administrative	1,980	3,963	5,542	6,657	18,142
Corporate allocations	586	539	2,287	(3,412)	—
Loss (gain) on sale of assets	1	128	(25)	33	137
Restructuring charge	—	—	1,667	—	1,667

Income (loss) from operations	$154	$431	$(8,207)	$(3,278)	$(10,900)

Other data:
Depreciation and amortization expense	$20	$67	$160	$1,252	$1,499
Total assets	$23,730	$22,163	$80,017	$48,747	$174,657

	Nine Months Ended June 30, 2012
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$86,579	$94,132	$166,690	$—	$347,401
Cost of services	75,278	79,376	156,272	—	310,926

Gross profit	11,301	14,756	10,418	—	36,475
Selling, general and administrative	9,151	12,694	9,720	12,556	44,121
Corporate allocations	1,423	1,415	4,270	(7,108)	—
Loss (gain) on sale of assets	10	8	(100)	—	(82)
Restructuring charge	—	—	955	62	1,017

Income (loss) from operations	$717	$639	$(4,427)	$(5,510)	$(8,581)

Other data:
Depreciation and amortization expense	$210	$271	$219	$892	$1,592
Total assets	$34,240	$29,201	$63,465	$45,199	$172,105

	Nine Months Ended June 30, 2011 (as Restated)
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$66,788	$82,465	$201,598	$—	$350,851
Cost of services	58,437	69,338	197,645	—	325,420

Gross profit	8,351	13,127	3,953	—	25,431

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Selling, general and administrative	5,460	12,094	12,388	20,924	50,866
Corporate allocations	1,722	1,699	6,719	(10,140)	—
Loss (gain) on sale of assets	1	58	(74)	(6,665)	(6,680)
Asset Impairments	—	—	—	3,551	3,551
Restructuring charge	—	—	1,667	—	1,667

Income (loss) from operations	$1,168	$(724)	$(16,747)	$(7,670)	$(23,973)

Other data:
Depreciation and amortization expense	$68	$250	$553	$4,096	$4,967
Total assets	$23,730	$22,163	$80,017	$48,747	$174,657

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

Treasury Stock

During the nine months ended June 30, 2012, we repurchased 34,578 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 27,242 unvested shares were forfeited by former employees and returned to treasury stock. We issued 100,000 shares of common stock out of treasury stock under our share-based compensation programs.

During the nine months ended June 30, 2011, we repurchased 18,846 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 130,258 unvested shares were forfeited by former employees and returned to treasury stock. We issued 204,000 shares of common stock out of treasury stock under our share-based compensation programs.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forfeitures	Shares Outstanding	Expense recognized through June 30, 2012
2006	384,850	$24.78	258,347	126,503	—	$6,402
2006	25,000	$17.36	25,000	—	—	$434
2007	20,000	$25.08	20,000	—	—	$502
2007	4,000	$26.48	4,000	—	—	$106
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	59,347	77,439	88,700	$495
2011	320,000	$3.39	87,579	68,761	163,660	$388
2012	100,000	$2.00	—	—	100,000	$50

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

During the nine months ended June 30, 2012 and 2011, we recognized $405 and $566, respectively, in compensation expense related to these restricted stock awards. At June 30, 2012, the unamortized compensation cost related to outstanding unvested restricted stock was $618. We expect to recognize $130 of this unamortized compensation expense during the remaining three months of our 2012 fiscal year and $488 thereafter. A summary of restricted stock awards for the years ended September 30, 2012, 2011 and 2010 is provided in the table below:

	Years Ended September 30,
	2012	2011	2010
Unvested at beginning of year	376,200	352,086	230,716
Granted	100,000	320,000	225,486
Vested	(95,974)	(165,628)	(66,116)
Forfeited	(27,866)	(130,258)	(38,000)

Unvested at end of year	352,360	376,200	352,086

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

During the nine months ended June 30, 2012 and 2011, we granted 31,885 and 24,632 shares of performance-based phantom stock units (“PSUs”) to the members of the Board of Directors. These PSU’s will be paid via unrestricted stock grants to each director upon departure from the Board of Directors.

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

	Years Ended September 30,
	2012		2011	2010
Weighted average value per option granted during the period	$	N/A	$2.05	$	N/A
Dividends (1)	$	N/A	$—	$	N/A
Stock price volatility (2)		N/A	69.9%		N/A
Risk-free rate of return		N/A	1.9%		N/A
Option term		N/A	10.0 years		N/A
Expected life		N/A	6.0 years		N/A
Forfeiture rate (3)		N/A	0.0%		N/A

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	The forfeiture rate for these options was assumed on the date of grant to be zero based on the limited number of employees who have been awarded stock options.

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

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2008	161,000	$26.66
Options granted	7,500	17.09
Exercised	—	—
Forfeited and Cancelled	(10,000)	41.61

Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, June 30, 2012	20,000	$3.24

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at June 30, 2012:

Range of Exercise Prices	Outstanding as of June 30, 2012	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of June 30, 2012	Weighted-Average Exercise Price
$3.24	20,000	9.05	$3.24	—	$3.24

	20,000	9.05	$3.24	—	$3.24

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary of the date of grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire by July 2021.

8. SECURITIES AND EQUITY INVESTMENTS

Investment in EnerTech Capital Partners II L.P.

Our investment in EnerTech was approximately 2% of the overall ownership in EnerTech at June 30, 2012 and September 30, 2011. As such, we accounted for this investment using the cost method of accounting.

EnerTech’s investment portfolio periodically results in unrealized losses reflecting a possible, other-than-temporary impairment of our investment. If the facts arise that lead us to determine that any unrealized losses are not temporary, we would write-down our investment in EnerTech through a charge to other expense in the period of such determination. During the three months ended June 30, 2012, we collected a distribution of $83, reducing our carrying value. The carrying value of our investment in EnerTech at June 30, 2012 and September 30, 2011 was $919 and $1,003, respectively, and is currently recorded as a component of Other Non-Current Assets in our Consolidated Balance Sheets. The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011
Carrying value	$919	$1,003
Unrealized gains (losses)	64	—

Fair value	$983	$1,003

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact of the economic recession on the Company’s financial performance. We made no contributions to the 401(k) plan for the nine months ended June 30, 2012 and 2011, respectively.

Executive Deferred Compensation Plan

Under the Executive Deferred Compensation Plan certain employees are permitted to defer a portion (up to 75%) of their base salary and/or bonus for a plan year. The Compensation Committee of the Board of Directors may, in its sole discretion, credit one or more participants with an employer deferral (contribution) in such amount as the Committee may choose (each, an “Employer Contribution”). The Employer Contribution, if any, may be a fixed dollar amount, a fixed percentage of the participant’s compensation, base salary, or bonus, or a “matching” amount with respect to all or part of the participant’s elective deferrals for such plan year, and/or any combination of the foregoing as the Committee may choose.

On February 13, 2009, we suspended Company matching cash contributions to employee’s contributions due to the significant impact of the economic recession on the Company’s financial performance. We made no contributions to the Executive Deferred Compensation Plan for the nine months ended June 30, 2012 and 2011 respectively.

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as part of current liabilities and non-current liabilities in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. In connection with such payments, we had an unfunded benefit liability of $802 and $597 recorded as of June 30, 2012 and 2011, respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Money market accounts	$9,521	$9,521	—	—
Executive Savings Plan assets	535	535	—	—
Executive Savings Plan liabilities	(528)	(528)	—	—

Total	$9,528	$9,528	—	—

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

Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of June 30, 2012, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

TekWorks, Inc.

On August 5, 2011, TekWorks, Inc. filed suit in the Superior Court of California, county of San Diego against the Company and eight of its employees. The employees, all former TekWorks employees, were hired by the Company in May and June of 2011 to work in the Company’s San Diego communications operations. TekWorks’ claims against the Company and each of the individual defendants include misappropriation of trade secrets, intentional interference with contractual relations and unfair competition under the California Business & Professions Code. In addition to the claims against all defendants, TekWorks claims against the eight individual employees also include breach of contract and the duty of loyalty, as well as claims against a single employee for breach of fiduciary duty and conversion.

Since September 2011, the parties have exchanged written discovery and undertaken depositions. Following mediation in

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

June and early August 2012, the parties reached an agreement in principal as to settlement of this matter on August 7, 2012, the terms of which include a $1,250 payment by the Company to TekWorks, the Company’s receipt of certain business assets from TekWorks, mutual releases and non-competition agreements with respect to certain customers of each party. Each party has also agreed to bear its own costs and fees incurred in connection with this matter. As of the date of this quarterly report on Form 10-Q, the parties have executed a memorandum of understanding on the essential terms of, and are in the process of finalizing the settlement agreement.

In June 2012, the Company recorded a reserve in the amount of $1,230 related to this matter. While the Company remains convinced that its potential exposure in this matter if the case were to proceed to trial is substantially less than the settlement amount, the Company believes that settlement of this matter is in the best interest of the Company and its shareholders, given the anticipated expense of litigation and the loss of productivity and uncertainty associated with taking the matter to trial.

Risk Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2012, we had $5,702 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2012, we had reserved $389 for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2012, $8,882 of our outstanding letters of credit was utilized to collateralize our insurance program.

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

As of June 30, 2012, the estimated cost to complete our bonded projects was approximately $67,290. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2012, we had outstanding $1,000 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our revolving credit facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2012, $630 of our outstanding letters of credit was to collateralize our vendors.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On January 9, 2012, we entered into a settlement agreement with regard to $2,000 of collateral held by a surety who previously issued construction payment and performance bonds for us. The agreement called for a total settlement of $2,200 to be paid in monthly installments through February 2013. In the event of default, we are entitled to file and execute upon an agreed judgment in our favor in the amount of $2,450. To date, we have received payments of $175; however, the payment due on April 30, 2012, and all subsequent payments due have not been received. On August 7, 2012, we reached an agreement with the surety and have not filed the agreed judgment. The amended agreement provides for additional collateral and calls for the total settlement amount of $2,025 ($2,200 less the $175 already received) to be paid in monthly installments beginning September 30, 2012 through July 2014 with an interest rate of 12%. The terms of the agreed judgment remain the same. Collection of this debt is deemed probable, but there is a risk of loss ranging from $0 to $1,825, the recorded value as of the filing of this quarterly report on Form 10-Q. To date, we have made no adjustment to the outstanding receivable balance, which was $1,825 as of June 30, 2012, and, in any event, intend to aggressively pursue full payment. In the event the surety breaches the agreement and fails to make payment to us, we intend to file the agreed judgment in the amount of $2,450, less payment made to the date of such filing, which potentially would result in additional income of $450.

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms of less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2012, we had no such open purchase commitments.

12. RESTATEMENT

Restatement

The September 30, 2011 consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission (SEC) on December 20, 2011, contained errors primarily related to the understatement of our vacation accrual that should have been recorded at September 30, 2008 and in each subsequent annual and interim period to September 30, 2011. Additionally, for all restated periods we recorded other immaterial adjustments. These adjustments included, but were not limited to, recording billing, payroll and other accruals, and the associated revenue impacts, in the proper accounting period. Accordingly, the September 30, 2011 consolidated financial statements, and all quarterly periods therein, were restated to properly record these transactions and other immaterial adjustments. Refer to our amended annual report on Form 10-K/A for the fiscal year ended September 30, 2011, as filed with the SEC on March 30, 2012, for a more detailed explanation. In addition, we have restated the Statement of Cash Flows and segment information for the three and nine months ended June 30, 2011 to correct for these errors in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related notes, and management’s discussion and analysis included in our annual report on Form 10-K/A for the fiscal year ended September 30, 2011. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in Item 1A, “Risk Factors” in our annual report on Form 10-K/A for the fiscal year ended September 30, 2011, and the factors set forth in “Disclosures Regarding Forward-Looking Statements”, and elsewhere in this quarterly report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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

Sales of Facilities

Sale of Non-Strategic Manufacturing Facility

On November 30, 2010, a subsidiary of the Company sold substantially all the assets and certain liabilities of a non-strategic manufacturing facility engaged in manufacturing and selling fabricated metal buildings housing electrical equipment, such as switchgears, motor starters and control systems, to Siemens Energy, Inc. As part of this transaction, Siemens Energy, Inc. also acquired the real property upon which the fabrication facilities are located from a subsidiary of the Company. The transaction was completed on December 10, 2010 for a purchase price of $10,086 at which time we recognized a gain of $6,763.

Sale of Non-Core Electrical Distribution Facility

On February 28, 2011, Key Electrical Supply, Inc., a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications to Elliot Electric Supply, Inc. for a purchase price of $6,676. The loss on this transaction was immaterial.

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

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a new restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan we will finalize the sale or closure of certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan is a key element of our commitment to return the Company to profitability.

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. We expect that closure costs will not exceed $5,500 in the aggregate. Closure costs associated with the 2011 Restructuring Plan include equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. As part of our restructuring charges within our Commercial & Industrial segment we recognized $951 in consulting services, and $124 in costs related to lease terminations during the nine months ended June 30, 2012. Additionally, we recognized a reduction in $58 in severance costs, resulting from the reversal of severance agreements when conditions were not met. The Company is in the process of winding down these facilities. As the Company concludes the wind-down and closure process for each of these facilities, their respective results of operations will be reclassified and presented within future statements of operations as “Discontinued Operations.” U.S. GAAP does not permit an earlier reclassification.

At June 30, 2012, the estimated costs to complete the 12 projects remaining at these facilities totaled approximately $1,513, of which all but approximately $532 has been subcontracted to other electrical contractors. Historically, these wind-down operations have negatively impacted liquidity due to their underperformance. For fiscal year ended September 30, 2010, the last reporting period prior to the impact of winding-down, these facilities experienced revenue of $62,968, selling, general & administrative expenses of $9,590, and an operating loss of $9,536. For fiscal year ended September 30, 2011 these wind down facilities experienced revenue of $43,736, selling, general and administrative expenses of $5,019 and an operating loss of $18,084. Included within the fiscal 2011 selling, general and administrative expenses is a $2,850 settlement of an outstanding receivable, written off in a prior period. Excluding this settlement, operating loss for these wind-down facilities for the fiscal year ended September 30, 2011 was $20,934. In many cases, the losses increased as these facilities experienced costs associated with the wind-down. These costs include, subcontracting previously self-performed work, difficulties in retaining experienced staff, charges associated with facility lease termination, employee severance and retention agreements and professional fees.

As of June 30, 2012, we have completed approximately 96% of the backlog of these facilities that existed at the adoption of the 2011 Restructuring Plan. As a result, revenues and selling, general & administrative expenses have been substantially reduced. For the nine months ended June 30, 2012, these wind-down facilities experienced revenues of $8,649, selling, general & administrative expenses of $881 and an operating loss of $4,248. The operating loss for the nine months ended June 30, 2012 is enhanced by the operational difficulties associated with the wind-down as detailed above. Additionally, to date we have recognized the majority of the expected severance, retention and lease termination charges.

The completion of the wind-down of these facilities will eliminate the revenues, as well as the associated operating losses and negative liquidity impact. The majority of costs associated with these facilities are directly related to their distinct operations. As such, the majority of the costs will be eliminated upon the completion of the wind-down process. The go-forward operations will benefit from the elimination of the negative financial impact of these underperforming operations.

The following tables present the results of operations (unaudited) for the facilities affected by the 2011 Restructuring Plan for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Revenues	$2,471	$11,147
Gross loss	(504)	(4,300)
Selling, general, & administrative	354	2,410
Restructuring	137	1,667
Gain from sale of assets	(1)	(24)

Loss from operations	$(994)	$(8,353)

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
Revenues	$8,649	$36,758
Gross loss	(2,465)	(5,611)
Selling, general, & administrative	881	2,619
Restructuring	955	1,667
Gain from sale of assets	(53)	(40)

Loss from operations	$(4,248)	$(9,857)

Other data:
Working capital	$405	$9,578
Total assets:	$296	$15,992

Additional Facility Closing

During the first quarter of fiscal 2012, the Company determined the underperforming Baltimore facility within its Commercial & Industrial and Communications segments would be either sold or closed over the next three to six months. This closing is a key element of management’s overall plan to return the Company to profitability. The Baltimore location was selected based upon current businesses performance and the extended time frame needed to return the operation to profitability. We have subsequently determined to close this facility.

The following tables present the results of operations (unaudited) for the Baltimore facility for the three months and nine months ended June 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Revenues	$702	$7,283
Gross (loss) profit	(773)	376
Selling, general, & administrative	215	951
Gain from sale of assets	(2)	—

Loss from operations	$(987)	$(575)

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
Revenues	$6,724	$18,267
Gross (loss) profit	(2,199)	423
Selling, general, & administrative	1,313	2,630
Gain from sale of assets	135	—

Loss from operations	$(3,647)	$(2,207)

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Results of Operations

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Three Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$119,300	100.0%	$122,714	100.0%
Cost of services	106,321	89.1%	113,668	92.6%

Gross profit	12,979	10.9%	9,046	7.4%
Selling, general and administrative expenses	15,525	13.0%	18,142	14.8%
Gain (loss) on sale of assets	(12)	—%	137	0.1%
Restructuring charges	153	0.1%	1,667	1.4%

Loss from operations	(2,687)	(2.2)%	(10,900)	(8.9)%

Interest and other expense, net	514	0.4%	579	0.5%

Loss from operations before income taxes	(3,201)	(2.6)%	(11,479)	(9.4)%
Benefit for income taxes	(25)	—%	(103)	(0.1)%

Net loss from continuing operations	(3,176)	(2.6)%	(11,376)	(9.3)%

Net loss	$(3,176)	(2.6)%	$(11,376)	(9.3)%

Revenues

	Three Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$31,453	26.4%	$23,498	19.1%
Residential	35,232	29.5%	30,111	24.5%
Commercial & Industrial	52,615	44.1%	69,105	56.4%

Total Consolidated	$119,300	100.0%	$122,714	100.0%

Consolidated revenues for the three months ended June 30, 2012 were $3,414 less than the three months ended June 30, 2011, a decrease of 2.8%.

Our Communications segment revenues increased $7,955 during the three months ended June 30, 2012, a 33.9% increase as compared to the three months ended June 30, 2011. We recognized revenues of $5,771 that can be attributed to a significant project from a long term customer that started during the second quarter of 2012. Additionally, we can attribute $2,733 in additional revenues from our San Diego office, which began operations in the third quarter of 2011. The markets we serve have expanded rapidly as the current and expected demand for information and data storage has increased. We have a long history of serving our customers in such mission critical environments, resulting in our increased revenue as these markets continue to expand.

Our Residential segment revenues increased $5,121 during the three months ended June 30, 2012, an increase of 17.0% as compared to the three months ended June 30, 2011. The increase is due primarily to our entrance into the solar installation market during the first quarter of fiscal 2012. Solar installation revenues were approximately $3,500 during the three months ended June 30, 2012, concentrated primarily in California. Our single-family revenues accounted for approximately $2,500 of the increase in revenues. While the strongest growth was seen in our Texas markets, which represents approximately 75% of our single-family sales, we experienced similar growth as a percentage increase in our other markets as well. Multi-family revenues decreased approximately $800 during the three months ended June 30, 2012, attributable to delays in scheduling. Backlog continued to increase within our multi-family divisions, resulting from increased nationwide apartment construction, attributable to an influx of private financing options over HUD/FHA backed financing, and increased apartment occupancy rates, creating a demand for the construction of apartment units.

Our Commercial & Industrial segment revenues decreased $16,490 during the three months ended June 30, 2012, a decrease of 23.9% compared to the three months ended June 30, 2011. This decrease was primarily due to a decrease in revenues associated with the Company’s wind-down facilities associated with the 2011 Restructuring Plan. Revenues associated with these wind-down facilities described in the 2011 Restructuring Plan totaled $2,471, a decrease of $8,676 when compared to the three months ended June 30, 2011. Excluding the revenues associated with the wind-down facilities, revenues decreased $8,289 during the three months ended June 30, 2012. Additionally, we are in the process of winding down our Baltimore facility that experienced a decrease in revenues of approximately $4,746 during the three months ended June 30, 2012.

Gross Profit

	Three Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$4,182	13.3%	$2,721	11.6%
Residential	5,577	15.8%	5,061	16.8%
Commercial & Industrial	3,220	6.1%	1,265	1.8%

Total Consolidated	$12,979	10.9%	$9,047	7.4%

Our consolidated gross profit as a percentage of revenue increased to 10.9% during the three months ended June 30, 2012, as compared to 7.4% during the three months ended June 30, 2011.

Our Communications segment gross profit increased $1,461 during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. In addition, gross profit as a percentage of revenue in the Communications segment increased 1.7% to 13.3% between the periods. The increase in gross profit is attributed to more efficient execution on projects, an increase in higher margin service work and a reduction in overhead costs from the consolidation of administrative functions to one location. Gross profit was negatively impacted by the Baltimore office, which had a negative gross profit of $47 and $45 during the three months ended June 30, 2012 and June 30, 2011, respectively. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability.

Our Residential segment gross profit increased $516 during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Gross profit as a percentage of revenue in the Residential segment decreased 1.0% to 15.8% between the periods. Single family operations comprised the largest increase in gross profit of $600, attributed to stability in the price of copper as well as an overall increase in revenue volume. An additional increase in gross profit of $400 is a result of our solar installation revenues. These increases in gross profit were offset by increased expense related to insurance claim development, and a relatively constant gross profit contribution by multifamily operations.

Our Commercial & Industrial segment gross profit increased $1,955 during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The negative gross profit associated with the wind-down operations related to the Company’s 2011 Restructuring Plan resulted in $504 of negative gross profit during the three months ended June 30, 2012, compared to a negative gross profit of $4,300 during the three months ended June 30, 2011. The negative gross margins recorded for the wind-down operations associated with the Company’s 2011 Restructuring Plan are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities. The Baltimore facility, within Commercial & Industrial segment, had a negative gross profit of $726 during the three months ended June 30, 2012, a decrease of $1,147, as compared to the three months ended June 30, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the gross profit associated with the wind-down facilities, gross profit increased $2,627 during the three months ended June 30, 2012, due primarily to improved job execution.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$4,240	13.5%	$2,566	10.9%
Residential	5,163	14.7%	4,502	15.0%
Commercial & Industrial	4,335	8.2%	7,829	11.3%
Corporate	1,787	—	3,245	—

Total Consolidated	$15,525	13.0%	$18,142	14.8%

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

During the three months ended June 30, 2012, our selling, general and administrative expenses were $15,525, a decrease of $2,617, or 14.4%, as compared to the three months ended June 30, 2011. Included in the three months ended June 30, 2011 is the recovery of a $2,850 settlement of an outstanding receivable, written off in a prior period. Excluding this settlement, the selling, general and administrative expenses decreased $5,467, and as a percent of revenue decreased to 13.0% during the 2012 from 17.1% during the three months ended June 30, 2011.

Our Communications segment experienced an increase of $1,674 in selling, general and administrative expenses during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to a $1,230 legal settlement reserve, detailed in Note 11 “Commitment and Contingencies—TekWorks, Inc”. Additionally, we incurred higher expenses associated with our expansion of facilities in Southern California, and bad debt expenses increased due to the wind-down operations of our Baltimore facility. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased to 13.5% of segment revenue during the three months ended June 30, 2012 from 10.9% during the three months ended June 30, 2011.

Our Residential segment experienced an increase of $661 in selling, general and administrative expenses during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in selling, general and administrative expenses is attributable to increased marketing expenses, employee incentives and expenses to enter new solar installation market. Selling, general and administrative expenses as a percentage of revenues in the Residential segment remained relatively constant during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Our Commercial & Industrial segment experienced a decrease of $3,494 in selling, general and administrative expenses during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased to 8.2% of segment revenue during the three months ended June 30, 2012. The selling, general and administrative expenses associated with the wind-down operations associated with the 2011 Restructuring Plan were $354 during the three months ended June 30, 2012, compared to $2,410 during the three months ended June 30, 2011, net of a $2,850 settlement of an outstanding receivable, written off in a prior period. The selling, general and administrative expenses recorded for the wind-down operations associated with the Company’s 2011 Restructuring Plan are primarily due to professional fees and lease termination expenses. The Baltimore facility within the Commercial & Industrial segment had selling, general and administrative expenses of $193 during the three months ended June 30, 2012, a decrease of $316, as compared to the three months ended June 30, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the selling, general and administrative expenses associated with the wind-down facilities, selling, general and administrative expenses decreased $1,360 during the three months ended June 30, 2012, primarily due to the consolidation of redundant support functions within the Louisiana and Virginia facilities.

Our Corporate segment experienced a decrease of $1,458, or 44.9% in selling, general and administrative expenses during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease is primarily attributable to a significant reduction in our corporate office operations, including a decrease in headcount and related employment expenses, and decreased professional fees and depreciation. Selling, general and administrative expenses during the three months ended June 30, 2011 included the recognition of a $1,237 severance package for our former CEO.

Restructuring Charges

The following table presents the elements of costs incurred for the 2011 Restructuring Plan.

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Severance compensation	$(93)	$749
Consulting and other charges	223	918
Lease termination costs	23	—

Total restructuring charges	$153	$1,667

Interest and Other Expense, net

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Interest expense	$441	$486
Deferred financing charges	83	85

Total interest expense	524	571

Interest income	(8)	(13)
Other (income) expense, net	(2)	21

Total interest and other expense, net	$514	$579

During the three months ended June 30, 2012, we incurred interest expense of $441 primarily comprised of the Tontine Term Loan and our insurance financing agreements (as described in “Liquidity and Capital Resources” below), an average letter of credit balance of $9,512 under the 2006 Facility (as described in “Liquidity and Capital Resources” below) and an average unused line of credit balance of $37,701. This compares to interest expense of $486 for the three months ended June 30, 2011, on a debt balance primarily comprised of the Tontine Term Loan, an average letter of credit balance of $13,087 under the 2006 Facility and an average unused line of credit balance of $46,913.

For the three months ended June 30, 2012 and 2011, we earned interest income of $8 and $13 respectively, on average Cash and Cash Equivalents balances of $28,175 and $35,577, respectively.

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

The benefit for income taxes decreased from $103 for the three months ended June 30, 2011 to $25 for the three months ended June 30, 2012. The decrease in benefit for the three months ended June 30, 2012 is attributable to a decrease in loss from operations before income taxes.

NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO NINE MONTHS ENDED JUNE 30, 2011

Results of Operations

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Nine Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$347,401	100.0%	$350,851	100.0%
Cost of services	310,926	89.5%	325,420	92.8%

Gross profit	36,475	10.5%	25,431	7.2%
Selling, general and administrative expenses	44,121	12.7%	50,866	14.5%
Gain on sale of assets	(82)	—%	(6,680)	(1.9)%
Asset impairment	—	—%	3,551	1.0%
Restructuring charges	1,017	0.3%	1,667	0.5%

Loss from operations	(8,581)	(2.5)%	(23,973)	(6.9)%

Interest and other expense, net	1,523	0.4%	1,682	0.5%

Loss from operations before income taxes	(10,104)	(2.9)%	(25,655)	(7.4)%
Provision (benefit) for income taxes	225	0.1%	150	—%

Net loss from continuing operations	(10,329)	(3.0)%	(25,805)	(7.4)%

Net loss	$(10,329)	(3.0)%	$(25,805)	(7.4)%

Revenues

	Nine Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$86,579	24.9%	$66,788	19.0%
Residential	94,132	27.1%	82,465	23.5%
Commercial & Industrial	166,690	48.0%	201,598	57.5%

Total Consolidated	$347,401	100.0%	$350,851	100.0%

Consolidated revenues for the nine months ended June 30, 2012 were $3,450 less than the nine months ended June 30, 2011, a decrease of 1.0%.

Our Communications segment revenues increased $19,791 during the nine months ended June 30, 2012, a 29.6% increase compared to the nine months ended June 30, 2011. We recognized revenues of $12,320 that can be attributed to the commencement of work on significant project from a long term customer. Additionally, we can attribute $7,783 in additional revenues from our San Diego office, which began operations in the third quarter of fiscal 2011. This revenue growth is indicative of the expanding market for network infrastructure. The markets we serve have expanded rapidly as the current and expected demand for information and data storage has increased. We have a long history of serving our customers in such mission critical environments, resulting in our increased revenue as these markets continue to expand.

Our Residential segment revenues increased $11,667 during the nine months ended June 30, 2012, an increase of 14.2% as compared to the nine months ended June 30, 2011. Approximately $8,200 of the revenue during the nine months ended June 30, 2011 is attributable to the non-core electrical distribution facility that was sold in February 2011. Removing this revenue from the comparison, our Residential segment showed an increase period over period of $14,817. The increase is due primarily to an increase in our single-family revenues of approximately $9,500. While the strongest growth was seen in our Texas markets, which represents approximately 75% of our single-family sales, we experienced similar growth as a percentage increase in our other markets as well. Additionally, our Residential segment entered into the solar installation market in the first quarter of fiscal 2012, concentrated primarily in California. Solar installation revenue was approximately $7,300 during the nine months ended June 30, 2012. Multi-family revenues increased approximately $3,800 during the nine months ended June 30, 2012, attributable to an influx of private financing options over HUD/FHA backed financing, and increased apartment occupancy rates, creating a demand for the construction of apartment units.

Revenues in our Commercial & Industrial segment decreased $34,908 during the nine months ended June 30, 2012, a decrease of 17.3% as compared to the nine months ended June 30, 2011, primarily due to a decrease in revenues associated with the Company’s wind-down facilities described in the 2011 Restructuring Plan. Revenues associated with these wind-down facilities totaled $8,649, a decrease of $28,109 when compared to the nine months ended June 30, 2011. Excluding the revenues associated with the wind-down facilities, revenues decreased $7,274 during the nine months ended June 30, 2012 due primarily to the wind down of our Baltimore facility, the process of which reduced revenue approximately $5,905 during the nine months ended June 30, 2012.

Gross Profit

	Nine Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$11,301	13.1%	$8,351	12.5%
Residential	14,756	15.7%	13,127	15.9%
Commercial & Industrial	10,418	6.2%	3,953	2.0%

Total Consolidated	$36,475	10.5%	$25,431	7.2%

Our consolidated gross profit as a percentage of revenue increased to 10.5% during the nine months ended June 30, 2012, as compared to 7.2% during the nine months ended June 30, 2011.

Our Communications segment gross profit increased $2,950 during the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. Gross profit as a percentage of revenue in the Communications segment increased 0.6% to 13.1% between the periods. The increase in gross profit is attributed to more efficient execution on projects, an increase in higher margin service work and a reduction in overhead costs from the consolidation of administrative functions to one location.

Our Residential segment gross profit increased $1,629 during the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. Gross profit as a percentage of revenue in the Residential segment remained constant across the periods. Single family operations accounted for the largest increase in gross profit, increasing $2,900 during the nine months ended June 30, 2012. This increase is attributed to the stability in the price of copper wire as well as an overall increase in revenue volume. An additional increase in gross profit of $300 is a result of our company entering the solar installation market late in fiscal 2011. These increases in gross profit were offset by increased expense related to insurance claim development, and a decrease in gross profit contribution by multifamily operations.

Our Commercial & Industrial segment gross profit increased $6,465 during the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. Gross profit as a percentage of revenue in the Commercial & Industrial segment increased 4.2% to 6.2% between the periods. The negative gross margins associated with the wind-down operations related to the 2011 Restructuring Plan resulted in $1,928 of negative gross profit during the nine months ended June 30, 2012 compared to a negative gross profit of $1,311 during the nine months ended June 30, 2011. The negative gross margins recorded for these wind-down operations are primarily due to higher costs associated with either subcontracting or assigning certain contracts to other electrical subcontractors together with the extensive operating difficulties relating to labor productivity following the notice of the potential sale or closure of these facilities. The Baltimore facility, within the Commercial & Industrial segment, had a negative gross profit of $919 during the nine months ended June 30, 2012, an increase in negative gross profit of $894, as compared to the nine months ended June 30, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the gross profit associated with the wind-down facilities, gross profit increased $5,150 during the nine months ended June 30, 2012 due primarily to improved job execution. During the nine months ended June 30, 2011, we experienced losses on contracts in Colorado and Nebraska facilities totaling approximately $4,100. These losses were not repeated during the nine months ended June 30, 2012.

Selling, General & Administrative Expenses

	Nine Months Ended June 30,
	2012		2011
	Unaudited		Restated
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$10,574	12.2%	$7,182	10.8%
Residential	14,109	15.0%	13,793	16.7%
Commercial & Industrial	13,990	8.4%	19,108	9.5%
Corporate	5,448	—	10,783	—

Total Consolidated	$44,121	12.7%	$50,866	14.5%

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate and division management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization.

During the nine months ended June 30, 2012, our selling, general and administrative expenses were $44,121, a decrease of $6,745, or 13.3%, as compared to the nine months ended June 30, 2011. Included in the nine months ended June 30, 2011 is the recovery of a $2,850 settlement of an outstanding receivable, written off in a prior period in our Commercial & Industrial segment. Excluding this, the selling, general and administrative expenses decreased $9,595 during the nine months ended June 30, 2012.

Our Communications segment experienced an increase of $3,392 in selling, general and administrative expenses during the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Selling, general and administrative expenses as a percentage of revenues in the Communications segment increased to 12.2% of segment revenue during the nine months ended June 30, 2012. The increase in selling, general and administrative expenses is primarily due to a $1,230 legal settlement reserve, detailed in Note 11 “Commitment and Contingencies—TekWorks, Inc”. Additionally, we incurred higher expenses associated with our expansion of facilities in Southern California, including litigation expenses, and bad debt expenses increased due primarily to the wind-down operations of our Baltimore facility.

Our Residential segment experienced an increase of $316 in selling, general and administrative expenses during the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 15.0% of segment revenue during the nine months ended June 30, 2012 as compared to 16.7% during the nine months ended June 30, 2011. Approximately $2,099 of the selling, general and administrative expenses included in the nine months ended June 30, 2011 is attributable to the non-core electrical distribution facility that was sold in February 2011. Removing this from the comparison, the actual change period over period was an increase of $2,415. The increase in selling, general and administrative expenses is attributable to increases in employee incentives, marketing expenses, and expenses to enter the solar installation market.

Our Commercial & Industrial segment experienced a decrease of $5,117 in selling, general and administrative expenses during the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased to 8.4% of segment revenue during the nine months ended June 30, 2011. The selling, general and administrative expenses associated with the wind-down operations related to the Company’s 2011 Restructuring Plan were $881 during the nine months ended June 30, 2012, compared to $2,618, during the nine months ended June 30, 2011, net of a $2,850 settlement of an outstanding receivable, written off in a prior period. The selling, general and administrative expenses recorded for the wind-down operations associated with the 2011 Restructuring Plan are primarily due to professional fees and lease termination expenses. The Baltimore facility, within the Commercial & Industrial had selling, general and administrative expenses of $783 during the nine months ended June 30, 2012, a decrease of $644, as compared to the nine months ended June 30, 2011. The Baltimore location was selected for closure based upon current business performance and the extended time frame needed to return the operation to profitability. Excluding the selling, general and administrative expenses associated with the wind-down facilities, selling, general and administrative expenses decreased $2,674, primarily through decreased employment and occupancy expenses.

Our Corporate segment experienced a decrease of $5,335 in selling, general and administrative expenses during the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. This decrease is primarily attributable to a reduction in our corporate office operations, including a decrease in headcount and related employment expenses, and decreased depreciation. Selling, general and administrative expenses during the nine months ended June 30, 2011 included the recognition of a $1,237 severance package for our former CEO. Selling, general and administrative expenses during the nine months ended June 30, 2012 included the recognition of a $428 severance package for our former CFO.

Restructuring Charges

In conjunction with our 2011 Restructuring Plan we recognized the following costs during the nine months ended June 30, 2012 and June 30, 2011:

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Severance compensation	$(58)	$749
Consulting and other charges	951	918
Lease termination costs	124	—

Total restructuring charges	$1,017	$1,667

Interest and Other Expense, net

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Interest expense	$1,353	$1,491
Deferred financing charges	259	255

Total interest expense	1,612	1,746

Interest income	(23)	(62)
Other (income) expense, net	(66)	(2)

Total interest and other expense, net	$1,523	$1,682

During the nine months ended June 30, 2012, we incurred interest expense of $1,353 on an average debt balance of $10,000 primarily comprised of the Tontine Term Loan and our insurance financing agreements, an average letter of credit balance of $8,796 under the 2006 Facility and an average unused line of credit balance of $39,356. This compares to interest expense of $1,491 for the nine months ended June 30, 2011, on an average debt balance of $10,000 primarily comprised of the Tontine Term Loan and our insurance financing agreements, an average letter of credit balance of $14,508 under the 2006 Facility and an average unused line of credit balance of $45,487.

For the nine months ended June 30, 2012 and 2011, we earned interest income of $23 and $62, respectively, on the average Cash and Cash Equivalents balances of $19,590 and $32,384, respectively.

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

The provision for income taxes for the nine months ended June 30, 2012 and June 30, 2011 was $225 and $150 respectively. The increase in the provision for income taxes is attributable to a decrease in loss from operations before income taxes.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $28,175, working capital of $43,151 and $25,391 of available capacity under the 2006 Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under the 2012 Facility (as described in “Liquidity and Capital Resources” below) will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our amended Revolving Credit Facility, if needed. We were not required to test our covenants under the 2006 Facility in the period as our Total Liquidity (as defined in “Liquidity and Capital Resources” below) was greater than the minimum under the 2006 Facility. Had we been required to test our covenants, we would have failed at June 30, 2012.

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

Operating activities used net cash of $5,905 during the nine months ended June 30, 2012, as compared to $23,666 of net cash used in the nine months ended June 30, 2011. The decrease in the use of cash from operating activities in the nine months ended June 30, 2012 is due primarily to a decrease in the net loss of $15,476, a decrease in working capital usage of $4,792 and a decrease of depreciation expense of $3,375, offset by the $2,850 recovery, and $6,811 gain on sale of assets in fiscal 2011.

Investing Activities

In the nine months ended June 30, 2012, net cash used by investing activities was $1,209 as compared to $14,499 of net cash provided by investing activities in the nine months ended June 30, 2011. Investing activities in the nine months ended June 30, 2012 included $1,209 used for capital expenditures. Investing activities in the nine months ended June 30, 2011 included $16,546 from the sale of facilities, partially offset by $2,105 used for capital expenditures.

Financing Activities

Financing activities used net cash of $9,800 in the nine months ended June 30, 2012 compared to usage of $718 used in the nine months ended June 30, 2011. Financing activities included $194 and $653 used for repayments of debt in the nine months ended June 30, 2012 and June 30, 2011, respectively. Additionally the 2006 Facility required an increase to restricted cash of $9,512.

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

As of June 30, 2012, the estimated cost to complete our bonded projects was approximately $67,290. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2012, we utilized $1,000 of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

Bonding Capacity

At June 30, 2012, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our sureties. As of June 30, 2012, the expected cumulative cost to complete for projects covered by our sureties was $67,290. We believe the bonding capacity presently provided by our sureties is adequate for our current operations for the foreseeable future. As of June 30, 2012, we utilized $1,000 of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs. . For additional information, please refer to Note 11 “Commitments and Contingencies – Surety” of this quarterly report on Form 10-Q.

2006 Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”), for a revolving credit facility (as amended, the “2006 Facility”) with Bank of America, N.A. and certain other lenders. On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan Agreement pursuant to which, the size of the facility was reduced to $40,000, the maturity date was extended to November 12, 2012, and we were required to cash collateralize all of our letters of credit issued by the banks. In connection with the amendment, we incurred an amendment fee of $60 which, together with the unamortized balance of the prior amendment, is being amortized using the straight line method through November 12, 2012. On May 11, 2012, we renegotiated the terms of, and entered into an amendment to, the Loan Agreement without incurring termination charges.

The 2006 Facility requires that we maintain a consolidated fixed charge coverage ratio of not less than 1.0:1.0 at any time that our unrestricted cash on hand plus availability, is less than $30,000 and, thereafter, until such time as our unrestricted cash on hand plus availability has been at least $30,000 for a period of 60 consecutive days. As of June 30, 2012, our unrestricted cash on hand plus the amount of borrowings available to us under the 2006 Facility was in excess of $30,000 for the prior 60 day period. Had our unrestricted cash on hand plus the amount of borrowings available to us under the 2006 Facility been less than $30,000 at June 30, 2012, we would not have met the 1.0:1.0 fixed charge coverage ratio test, had it been applicable.

Under the Loan Agreement, if there are any loans outstanding on or after March 31, 2012, April 30, 2012 and May 31, 2012, the Company’s EBITDA may not exceed a negative EBITDA threshold established for each month within the period. The negative EBITDA threshold is measured from October 1, 2011 until the months ended March 31, 2012, April 30, 2012 and May 31, 2012 is $4,700, $4,850 and $4,725, respectively. To the extent we exceed the negative thresholds for March 31, 2012, April 30, 2012 and May 31, 2012, the Company will be prohibited from borrowing until such time we do not exceed the negative threshold in a subsequent month. As of June 30, 2012, the Company’s negative EBITDA threshold for the period from October 1, 2011 through June 30, 2012, may not exceed $4,475. In addition, we will be required to have a cumulative fixed charge coverage ratio of at least 1.0:1.0 at all times beginning July 31, 2012 to maintain any borrowings under the 2006 Facility. The measurement period for this additional test for borrowings begins with the monthly operating results for July 1, 2012 and adds the monthly operating results for each month thereafter to determine the cumulative test during such time as revolving loans are outstanding. Failure to meet this performance test will result in an immediate event of default. The negative EBITDA threshold excludes any gain or loss related to a surety settlement described in Note 11 – Commitments and Contingencies.

Borrowings under the 2006 Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2006 Facility in effect as of June 30, 2012, interest for loans and letter of credit fees is based on our Total Liquidity, as follows:

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

At June 30, 2012, our Total Liquidity, which is calculated for any given period as the sum availability under the 2006 Facility for such period plus unrestricted cash on hand for such period was $44,054. For the three months ended June 30, 2012, we paid no interest for loans under the 2006 Facility and had a weighted average interest rate, including fronting fees, of 3.50% for letters of credit. In addition, we are charged monthly in arrears for an unused commitment fee of 0.50% and certain other fees and charges as specified in the Loan Agreement, as amended.

The 2006 Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2006 Facility contains customary affirmative, negative and financial covenants. The 2006 Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

At June 30, 2012, we had $25,391 available to us under the 2006 Facility, with no outstanding borrowings. We had $9,512 in outstanding letters of credit which were fully collateralized with restricted cash. On August 9, 2012, we repaid, in full, the outstanding accrued fees and expenses owning under or in connection with the 2006 Facility.

2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Facility”) with Wells Fargo Bank, National Association. The 2012 Facility will mature on August 9, 2015, unless earlier terminated.

The 2012 Facility contains customary affirmative, negative and financial covenants. The 2012 Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the Credit Agreement) is less than $20,000 or Excess Availability is less than $7,500.

Borrowings under the 2012 Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2012 Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly based on the following thresholds:

Level	Thresholds	Interest Rate Margin

I	Liquidity ≤ $20,000 at any time during the period; or Excess Availability ≤ $7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	4.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity ≤ $30,000 at any time during the period; and Excess Availability $7,500; and Fixed charge coverage ratio ≥ 1.0:1.0	3.50 percentage points

III	Liquidity > $30,000 at all times during the period	3.00 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 to $2, based on the then-applicable interest rate margin, (3) a letter of credit fee equal based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Credit Agreement.

The 2012 Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock and repay the Tontine Term Loan.

At August 10, 2012, we had $21,818 available to us under the 2012 Facility, with no outstanding borrowings. Prior to the initial extension of credit under the 2012 Facility, the Company must deliver executed intercreditor agreements with each of the Company’s current sureties on or before August 17, 2012. The Company expects to deliver the intercreditor agreements prior to the August 17 deadline.

The Tontine Term Loan

On December 12, 2007, we entered into a $25,000 senior subordinated loan agreement (the “Tontine Term Loan”) with Tontine Capital Partners, L.P., a related party. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to TCP Overseas Master Fund II, L.P. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty. The Tontine Term Loan is subordinated to both the 2006 Facility and the 2012 Facility. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers. The Tontine Term Loan contains no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan.

Insurance Financing Agreements

From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (“insurance financing agreements”). The terms of these agreements vary from several months to two years at interest rates ranging from 1.985% to 5.99%. The insurance financing agreements are collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The balances due on the insurance financing agreements at June 30, 2012 and 2011 were $392 and $0, respectively.

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

On July 21, 2011, Tontine filed an amended Schedule 13D indicating its ownership level of 57.4% of the Company’s outstanding common stock. Although Tontine has not indicated any plans to alter its ownership level, should Tontine reconsider its investment plans and sell its controlling interest in the Company, a change in ownership would occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including the 2012 Facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company. On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan; accordingly $10,000 remains outstanding under the Tontine Term Loan.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2012, $630 of our outstanding letters of credit were utilized to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2012, $8,882 of our outstanding letters of credit were utilized to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of June 30, 2012, we did not have any open purchase commitments.

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

Contractual Obligations

As of June 30, 2012, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$783	$—	$—	$—	$783
Operating lease obligations	$4,638	$5,752	$2,243	$1,174	$13,807
Capital lease obligations	$124	$343	$—	$—	$467

Total	$5,545	$6,095	$2,243	$1,174	$15,057

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	FYE Sept 30, 2012	FYE Sept 30, 2013	FYE Sept 30, 2014	Thereafter	Total
Standby letters of credit	$—	$9,512	$—	$—	$9,512
Other commitments	$—	$—	$—	$—	$—

Total	$—	$9,512	$—	$—	$9,512

Outlook

We anticipate that the combination of cash on hand, cash flows and available capacity under the 2012 Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will range from $1.5 to $2.0 million for the fiscal year ending on September 30, 2012. Our ability to generate cash flow is dependent on our successful finalization of our restructuring efforts and many other factors, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on the 2012 Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel and interest rate risk with respect to our outstanding debt obligations. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this quarterly report on Form 10-Q.

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at June 30, 2012 (Dollar amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt Obligations - Fixed Rate:
Tontine Term Loan (11%)	$—	$10,000	$—	$—	$—	$—	$10,000
Capital Lease (22%)	$158	$317	$26	—	—	—	501
Fair Value of Debt:
Fixed Rate	$146	$10,708	$19	$—	$—	$—	$10,873

Item 4. Controls and Procedures

Disclosure controls and procedures

In connection with the restatements discussed in the explanatory note and in Notes 17 and 18 of our financial statements in our annual report on Form 10-K/A for the fiscal year ended September 30, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified two material weaknesses in our internal control over financial reporting with respect to our inter-departmental communications processes at our Corporate office and within our Commercial & Industrial segment. Specifically, the Company’s policies, procedures and personnel resources responsible for both our vacation accrual and certain other expenses, including software amortization, were not effective. Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

During the first and second quarters of our 2012 fiscal year, we improved our inter-departmental communications at our Corporate office and Commercial & Industrial segment. We additionally implemented staffing changes, which we believe remediated each material weakness. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in The Securities and Exchange Commission’s rules and regulations. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As mentioned above, there were two material weaknesses that we identified. The first relates to a control deficiency at our corporate office that resulted in the inadequate reporting of certain software amortization expense. The corporate office failed to provide adequate managerial oversight, did not perform a timely review of the useful lives of its assets and did not engage in adequate inter-department communications between the IT and finance departments. The deficiency was identified by corporate management as of September 30, 2011, resulting in material revision of software amortization expense among the quarterly periods of fiscal 2011. The second material weakness identified relates to a control deficiency at our Commercial & Industrial segment that resulted in the under accrual of vacation expense. The vacation accrual for salaried employees within this segment was understated due to inadequate inter-department communications between the human resources and finance departments. This deficiency impacted our vacation accrual balance for all annual and interim periods from September 30, 2008 through September 30, 2011. The deficiency was identified by corporate management during the close process within our first quarter of fiscal year 2012, resulting in the restatement of our annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

As of the March 30, 2012 filing of our quarterly report on Form 10-Q for the quarter ended December 31, 2011, we believe the steps identified above have remediated the identified material weaknesses. As this remediation process was completed as of March 30, 2012, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

For further information regarding legal proceedings, see Note 11, “Commitments and Contingencies — Legal Matters” to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below and as disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in our annual report on Form 10-K /A for the fiscal year ended September 30,, 2011.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine be considered under Internal Revenue Code Section 382 to sell or exchange all or a portion of its position in IES, a change in ownership could occur. In addition, a change in ownership could result from the purchase of the Company’s common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Due to the complex factual determinations involved with the determination of a change in ownership under Internal Revenue Code Section 382 and the regulations promulgated thereunder, it is possible for such a change in ownership to occur without our knowledge. Currently, we have approximately $286.5 million of federal net operating losses that are available to use to offset taxable income, exclusive of net operating losses from the amortization of additional tax goodwill. In addition, we have approximately $12.6 million of net operating loss not currently available due to the limitation imposed by Internal Revenue Code Section 382, exclusive of net operating losses from the amortization of additional tax goodwill, which will be available to offset taxable income in future periods. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382 and this would substantially reduce the amount of net operating losses currently available to offset taxable income. In addition, the net operating losses for federal and state purposes have not been reviewed by the Internal Revenue Service or any other taxing authorities. Should the Internal Revenue Service or any other taxing authority successfully challenge the amount or the availability of net operating losses, the potential benefit of the net operating losses could be substantially reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 9, 2012, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Facility”) with Wells Fargo Bank, National Association. For a description of the 2012 Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2012 Revolving Credit Facility” of this quarterly report on Form 10-Q, which is incorporated herein by reference. This description of the 2012 Facility is qualified in its entirety by reference to the Credit Agreement, which is attached as Exhibit 10.1 to this quarterly report on Form 10-Q and incorporated herein by reference.

On August 9, 2012, the Company entered into an amendment (the “Amendment”) to the Note Purchase Agreement with Tontine Capital Partners, L.P. (the “Tontine Term Loan”). For a description of the Tontine Term Loan, as amended, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Tontine Term Loan” of this quarterly report on Form 10-Q, which is incorporated herein by reference. The description of the Tontine Term Loan is qualified in its entirety by reference to the Amendment and the Amended and Restated Senior Subordinated Note, which are attached as Exhibit 10.2 and 10.3, respectively, to this quarterly report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

* 10.1	Credit and Security Agreement dated August 9, 2012

* 10.2	Amendment No 1 to Note Purchase Agreement, dated as of August 9, 2012, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto.

* 10.3	Amended and Restated Senior Subordinated Note, dated as of August 9, 2012.

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer

* 32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer

* 32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the registrant and as the principal financial officer of the registrant.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: August 13, 2012	By:	/s/ ROBERT W. LEWEY
Robert W. Lewey
Senior Vice President and Chief Financial Officer