Form 10-Q/A
period 2012-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2012-08-23
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐

On August 13, 2012, there were 14,994,653 shares of common stock outstanding.

Integrated Electrical Services, Inc.

Explanatory Note

The purpose of the Amendment No. 1 on Form 10-Q/A to Integrated Electrical Services, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

+	3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

+	3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

+	10.1	Credit and Security Agreement dated August 9, 2012

+	10.2	Amendment No 1 to Note Purchase Agreement, dated as of August 9, 2012, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto.

+	10.3	Amended and Restated Senior Subordinated Note, dated as of August 9, 2012.

+	31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

+	31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

+	32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

+	32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Schema Document

**	101.LAB	XBRL Label Linkbase Document

**	101.PRE	XBRL Presentation Linkbase Document

**	101.DEF	XBRL Definition Linkbase Document

**	101.CAL	XBRL Calculated Linkbase Document

+	Previously filed or furnished as an exhibit to the Integrated Electrical Services, Inc. quarterly report of Form 10–Q for the quarter ended June 30, 2012.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED ELECTRICAL SERVICES, INC.

Date: August 23, 2012	By:	/s/ ROBERT W. LEWEY

Robert W. Lewey
Senior Vice President and Chief Financial Officer