Form 10-K
period 2012-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2012-12-14
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission File Number 1-13783

Integrated Electrical Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0542208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5433 Westheimer Road, Suite 500, Houston, Texas, 77056

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant on March 30, 2012 held by non-affiliates was approximately $17.7 million. On December 14, 2012, there were 14,840,748 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant to be held on February 5, 2013 is incorporated by reference into Part III of this Form 10-K.

FORM 10-K

INTEGRATED ELECTRICAL SERVICES, INC.

i

PART I

DEFINITIONS

In this Annual Report on Form 10-K, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in our respective industries, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage projects;

•	possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new businesses into the Company or new types of work or new processes into our divisions;

•	the cost and availability of qualified labor;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

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

•	additional closures or sales of facilities could result in significant future charges and a significant disruption of our operations.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors” could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, restructuring efforts, borrowing availability, cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INDUSTRY AND MARKET DATA

This Annual Report on Form 10-K includes certain industry and market data that we obtained from independent industry publications or other published independent sources. These publications generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these publications is reliable, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic or operational assumptions relied upon therein.

Item 1.	Business

OVERVIEW OF OUR SERVICES

Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of infrastructure services to the residential, commercial and industrial industries as well as for data centers and other mission critical environments. We operate primarily in the electrical infrastructure markets, with a corporate focus on expanding into other markets through strategic acquisitions or investments. Originally established as IES in 1997, we provide services from our 61 domestic locations as of September 30, 2012. Our operations are organized into three principal business segments, based upon the nature of our current products and services:

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

Integrated Electrical Services, Inc. is headquartered in Houston, Texas and maintains its executive office in Greenwich, Connecticut.

CORPORATE STRATEGY

We seek to create shareholder value through positive returns on capital and generation of free cash flow. In addition, we seek to acquire or invest in similar stand-alone platform companies based in North America or acquire businesses that strategically fit within our existing business segments. In evaluating potential acquisition candidates, we seek to invest in businesses with, among other characteristics:

•	Significant market share in niche industries and low technological and/or product obsolescence risk;

•	Proven management with a willingness to continue post acquisition;

•	Established market position and sustainable advantage;

•	High returns on invested capital; and

•	Strong cash flow characteristics.

We believe that acquisitions provide an opportunity to expand into new end markets and diversify our revenue and profit streams. Further, by acquiring businesses with strong cash flow characteristics we expect to maximize the value of our significant net operating loss carry forwards (“NOLs”), described further below. While we may use acquisitions to build our presence in the electrical infrastructure industry, we will also consider potential acquisitions in other industries, which could result in changes in our operations from those historically conducted by us.

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On July 21, 2011, Tontine filed an amended Schedule 13D indicating its ownership level of 57.4%. As a result, Tontine can control most of our affairs, including any action requiring the approval of shareholders, such as the approval of any potential merger or sale of all or substantially all assets, divisions, or the Company itself. While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. Tontine has indicated to the Company that it may seek to register some or all of its shares in the near future. The Registration Rights Agreement is filed as an Exhibit to this Form 10-K and any description thereof is qualified in its entirety by the terms of the Registration Rights Agreement. For more information see Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

Net Operating Loss Carry Forward

The Company and certain of its subsidiaries have a federal NOL of approximately $452 million at September 30, 2012, including approximately $139 million resulting from the additional amortization of personal goodwill. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. In addition a change in ownership could result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Should a change in ownership occur, all net operating losses incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income. For more information see Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The Company is currently evaluating steps it may take to protect its federal NOLs, including evaluating implementing a tax benefit protection plan that would be designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. If implemented, such a plan would be designed to effectively dilute the ownership of such an acquirer through the offering of rights to the Company’s other shareholders that could be exercised upon an acquisition of the Company’s stock in excess of the threshold amount. The Company may pursue such a plan or other alternatives to protecting its NOLs in the event the Company deems it appropriate, although there can be no assurance that such a plan will be implemented or that, if enacted, it would be effective in deterring a change of control or protecting the NOLs.

INDUSTRY OVERVIEW

The residential, industrial, mission critical infrastructure and commercial industries in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (iv) the low price of natural gas combined with an increase in domestic oil and gas output, which is expected to spur the construction of and modifications to heavy industrial facilities.

For a further discussion of the industries in which we operate, please see “Operating Segments Section” below.

OPERATING SEGMENTS

The table below describes the percentage of our total revenues attributable to each of our three segments over each of the last three years:

	Years Ended September 30,
	2012		2011		2010
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Communications	$121,492	26.6%	$83,615	20.6%	$69,171	18.1%
Residential	129,974	28.5%	114,732	28.2%	115,947	30.3%
Commercial & Industrial	204,649	44.9%	207,794	51.2%	197,313	51.6%

Total Consolidated	$456,115	100.0%	$406,141	100.0%	$382,431	100.0%

For additional financial information by segment, see Note 11, “Operating Segments” in the notes to our Consolidated Financial Statements.

Communications

Business Description

Originally established in 1984, our Communications segment is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. A significant portion of our Communications revenue is generated from long-term, repeat customers, some of whom use IES as a preferred provider for major projects. We perform services across the United States from our ten offices, which includes our Communications headquarters located in Tempe, Arizona, allowing dedicated onsite maintenance teams at our customers’ sites.

In 2010, our Communications segment was separated from our Commercial & Industrial segment to form a new operating segment. The decision to report Communications as a separate segment was made as the Company changed its internal reporting structure and the segment gained greater significance as a percentage of consolidated revenues, gross profit and operating income. Moreover, the Communications segment was identified as a separate and specific part of future strategic growth plans of the Company.

Sales and Marketing

We primarily specialize in installations of communication systems, and site and national account support for the mission critical infrastructure of Fortune 500 corporations. Our sales strategy relies on a concentrated business development effort, with centralized corporate marketing programs and direct end-customer communications and relationships. Due to the mission critical nature of the facilities we service, our end-customers significantly rely upon our past performance record, technical expertise and specialized knowledge. Our long-term strategy is to improve our position as a preferred mission critical solutions and services provider to large national corporations and strategic local companies. Key elements of our long-term strategy include continued investment in our employees’ technical expertise and expansion of our onsite maintenance and recurring revenue model.

Competition

Our competition consists of both small, privately owned contractors who have limited access to capital and large public companies. We compete on quality of service and/or price, and seek to emphasize our long history of delivering high quality solutions to our customers.

Industry Overview

Our Communications segment is driven by demand increases for computing and storage resources as a result of technology advancements and changes in data consumption patterns. We believe this trend towards increased data storage and retrieval on the “cloud” will continue to grow the data center segment of this industry. Additionally, devices such as smart phones and laptops are requiring greater bandwidth and interconnectivity. Based on Frost & Sullivan’s “Data Center Market Update, 2012” report, data center construction, our core market, is expected to increase by 10% in 2013 and by 9.5% in 2014 in terms of usable square footage. Nevertheless, due to economic, technological and other factors, there can be no assurance that construction and demand will continue to increase.

Residential

Business Description

Our Residential business provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment also provides services for the installation of residential solar power, smart meters, and electric car charging stations, both for new construction and existing residences. The Residential division is made up of 32 total locations, which includes the headquarters in Houston. These division locations geographically cover Texas, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States, including Hawaii.

Sales and Marketing

Demand for our Residential services is highly dependent on the number of single-family and multi-family home starts in the markets we serve. Although we operate in multiple states throughout the Sun-Belt, Mid-Atlantic and western regions of the United States, the majority of our segment revenues are derived from services provided in the state of Texas. Our sales efforts include a variety of strategies, including a concentrated focus on national homebuilders and multi-family developers and a local sales strategy for single and multi-family housing projects. Our cable, solar and electric car charging station revenues are typically generated through industry-specific third parties to which we act as a preferred provider of installation services.

Our long-term strategy is to continue to be the leading national provider of electrical services to the residential market. Although the key elements of our long-term strategy include a continued focus on maintaining a low and variable cost structure and cash generation, during the housing downturn we modified our strategy by expanding into markets less exposed to national building cycles, such as solar panel and electric car charging installations. As we begin to experience increased activity in the residential sector, we are prepared to increase our scale to support an increase in activity.

Competition

Our competition primarily consists of small, privately owned contractors who have limited access to capital. We believe that we have a competitive advantage over these smaller competitors due to our key employees’ long-standing customer relationships, our financial capabilities, and our local market knowledge and competitive pricing. There are few barriers to entry for our electrical contracting services in the residential markets.

Industry Overview

Our Residential business is closely correlated to the single and multi-family housing market in the United States and our installation capabilities have the ability to effectively scale according to the housing cycle. According to McGraw Hill Construction’s Dodge Construction Outlook dated October 2012 (the “McGraw Hill Outlook”), single family housing starts are forecasted to increase approximately 21% in 2013 driven by improvements in home prices and unit sales as well as greater consumer confidence. Additionally, according to the McGraw Hill Outlook, multi-family housing starts are forecasted to improve by approximately 14% in 2013 as investor confidence, job growth and financing sources all improve. Demand for multi-family housing is further boosted by still restrictive home lending standards, slow employment growth and household formation trends among the “Generation Y” demographic, many of whom cannot afford the down-payments required to purchase a home. Nevertheless, due to economic, technological or other factors there can be no assurance that construction and demand will continue to increase.

Commercial & Industrial

Business Description

Our Commercial & Industrial segment is one of the largest providers of electrical contracting services in the United States. The division offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial division consist of 19 total locations, which includes the division headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region.

Services include the design of electrical systems within a building or complex and procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution projects. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: office buildings, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities and municipal infrastructure and health care facilities. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. Service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short-term economic fluctuations.

Sales and Marketing

Demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Certain of our industrial projects have longer cycle times than our typical Commercial & Industrial services and may follow the economic trends with a lag. Our sales focus varies by location, but is primarily based upon regional and local relationships with general contractors and a demonstrated expertise in certain industries, such as transmission and distribution.

Our long-term strategy has been modified over the past two years due to the downturn in the construction industry. Our long-term strategy is to be the preferred provider of electrical services in the markets where we have demonstrated expertise or are a local market leader. Key elements of our long-term strategy include leveraging our expertise in certain niche markets, expansion of our service and maintenance business and maintaining our focus on our returns on risk adjusted capital.

Competition

The electrical infrastructure services industry is generally highly competitive and includes a number of regional or small privately-held local firms. There are few barriers to entry for our electrical contracting services in the commercial and industrial markets, which limits our advantages when competing for projects. Industry expertise, project size, location and past performance will determine our bidding strategy, the level of involvement from competitors and our level of success in winning awards. Our primary advantages vary by location and market, but mostly are based upon local individual relationships with key employees or a demonstrated industry expertise. Additionally, due to the size of many of our projects, our financial resources help us compete effectively against local competitors.

Industry Overview

Given the diverse end markets of our Commercial & Industrial customers, which include both commercial buildings, such as offices, healthcare facilities and schools, and industrial projects, such as power, chemical, refinery and heavy manufacturing facilities, we are subject to many trends within the construction industry. In general, demand for our Commercial & Industrial services is driven by construction and renovation activity levels, economic growth, and availability of bank lending. Due to economic, technological or other factors there can be no assurance that construction and demand will continue to increase.

According to the McGraw Hill Outlook, commercial construction is forecasted to increase approximately 11% in 2013 driven by improvements in the retail, warehouse, office and hotel sectors during 2013, according to the McGraw Hill Outlook. Institutional building construction is forecasted to slightly increase 0.3% in 2013, turning positive for the first time in four years as state finances are finally showing signs of stabilizing.

Public works construction is forecasted to rise 5% in 2013 after three years of decline while electric utility construction activity is forecasted to drop 20% in 2013, according to the McGraw Hill Outlook. The increase in public works construction is expected to come from a rebound in highway and bridge construction, which was impacted by a reduction in federal funding and tight fiscal conditions for state and local governments over the past two years, and some increased activity for rail projects. Although electric utility construction activity is expected to decrease in 2013, according to the McGraw Hill Outlook, the projected $35 billion of spending is still a high level by historical standards.

DISCONTINUED OPERATIONS

We are focused on return on capital and cash flow to maximize long-term shareholder value. As a result, beginning in 2011, we increased our focus on a number of initiatives to return the Company to profitability (the “2011 Restructuring Plan”). Included in these initiatives was the closure or sale of a number of facilities within our Commercial & Industrial segment and one location in our Communications segment. During 2011, we initiated the sale or closure of all or portions of our Commercial facilities in Arizona, Florida, Iowa, Maryland, Massachusetts, Nevada and Texas, our Industrial facility in Louisiana, and our Communications facility in Maryland. We have substantially concluded the closure of these facilities as of September 30, 2012. Results from operations of these facilities for the years ended September 30, 2012, 2011, and 2010 are presented in our Consolidated Statements of Operations as discontinued operations. For further discussion of discontinued operations, please refer to Note 17, “Discontinued Operations” in the notes to our Consolidated Financial Statements. The 2011 Restructuring Plan is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The 2011 Restructuring Plan” of this Form 10-K.

SAFETY CULTURE

Performance of our contracting and maintenance services exposes us to unique potential hazards associated specifically with the electrical contracting industry. In light of these risks, we are resolute in our commitment to safety and maintaining a strong safety culture, which is reflected in our safety program and the significant reductions in loss time cases and OSHA recordable incidents over the past ten years. We employ eight full-time regional safety managers, under the supervision of our full-time Vice President of Safety. We seek to maintain standardized safety policies, programs, procedures and personal protection equipment within each segment, including programs to train new employees, which apply to employees new to the industry and those new to IES. To further emphasize our commitment to safety, we have also tied management incentives to specific safety performance results.

RISK MANAGEMENT AND INSURANCE

Our ability to post surety bonds provides us with an advantage over competitors that are smaller or have fewer financial resources. We believe that the strength of our balance sheet, as well as a good relationship with our bonding provider, enhances our ability to obtain adequate financing and surety bonds.

The primary risks in our operations include bodily injury, property damage and construction defects. We maintain automobile, general liability and construction defect insurance for third party health, bodily injury and property damage and workers’ compensation coverage, which we consider appropriate to insure against these risks. Our third-party insurance is subject to deductibles for which we establish reserves. For a further discussion of our risks, please refer to Item 1A. “Risk Factors” of this Form 10-K.

CUSTOMERS

We have a diverse customer base. During the twelve-month periods ended September 30, 2012, 2011 and 2010, no single customer accounted for more than 10% of our revenues. We will continue to emphasize developing and maintaining relationships with our customers by providing superior, high-quality service. Management at each of our segments is responsible for determining sales strategy and sales activities.

BACKLOG

Backlog is a measure of revenue that we expect to recognize from work that has yet to be performed on uncompleted contracts, and from work that has been contracted but has not started. Backlog is not a guarantee of future revenues, as contractual commitments may change. As of September 30, 2012, our backlog was approximately $234.1 million compared to $174.5 million as of September 30, 2011. This increase is primarily due to expanded operations within our Residential and Communications segments, which increased 28.6% and 20.2%, respectively. Backlog at our Commercial & Industrial segment increased by 9.2% in fiscal year 2012.

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

CAPITAL FACILITIES

During fiscal year 2012, the Company maintained two credit facilities, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities” of this Form 10-K, which is incorporated by reference herein. For a discussion of the Company’s capital resources, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” of this Form 10-K, which is incorporated by reference herein.

FINANCIAL INFORMATION

For information on the Company’s financial information by segment, see Note 11:, “Business Segments” in the notes to our Consolidated Financial Statements, which is incorporated by reference herein.

EMPLOYEES

At September 30, 2012, we had 2,583 employees. We are not a party to any collective bargaining agreements with our employees. We believe that our relationship with our employees is strong.

LOCATIONS

We have 61 domestic locations serving the United States. In addition to our executive and corporate offices, we have ten locations within our Communications business, 32 locations within our Residential business and 19 locations within our Commercial & Industrial business. This diversity helps to reduce our exposure to unfavorable economic developments in any given region.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to each executive officer is as follows:

James M. Lindstrom, 40, has served as President and Chief Executive Officer of the Company since October 3, 2011. He previously served as Interim President and Chief Executive Officer of the Company since June 30, 2011. Mr. Lindstrom was an employee at Tontine Associates, LLC, a private investment fund and an affiliate of our controlling shareholder Tontine from 2006 to October 3, 2011. From 2003 to 2006, Mr. Lindstrom was Chief Financial Officer of Centrue Financial Corporation, a regional financial services company, and had prior experience in private equity and investment banking. Mr. Lindstrom served as a director of Broadwind Energy, Inc. from October 2007 to May 2010 and has served as a board observer on multiple public and private boards.

Terry L. Freeman, 61, served as Senior Vice President and Chief Financial Officer of the Company from March 2010 until his resignation on January 20, 2012. From December 2005 until he joined the Company, Mr. Freeman was an independent business consultant. From 1997 until December 2005, Mr. Freeman served as Chief Financial Officer of Metals USA, a metal service company that served OEM manufacturers, contractors and metal fabrication businesses, in several senior financial roles, most recently serving as Senior Vice President and Chief Financial Officer. From 1990 to 1997, Mr. Freeman held the positions of Corporate Controller and Director of Financial Reporting at Maxxam, Inc., a diversified holding company with sales in excess of $2.3 billion. From 1980 to 1990, he served in senior audit positions at Arthur Andersen & Company and at Deloitte & Touche. He also served in the U. S. Army.

William L. Fiedler, 54, served as Senior Vice President, General Counsel and Secretary of Integrated Electrical Services, Inc. from March 2009 until his resignation on August 31, 2012. From October 1999 through February 2009, Mr. Fiedler served as Senior Vice President, General Counsel and Secretary of NetVersant Solutions, Inc., a privately-owned communications infrastructure company. From November 1997 through October 1999, Mr. Fiedler was Senior Vice President, General Counsel and Secretary of LandCare USA Inc., a publicly traded commercial landscaping company. From February 1994 through October 1997, Mr. Fiedler was Vice President, General Counsel and Secretary of Allwaste, Inc., a publicly traded industrial service company, and from February 1990 through January 1994, was Senior Counsel of Allwaste. Prior to that, Mr. Fiedler held the position of Chief Legal and Compliance Officer of Sentra Securities Corporation, a NASD registered broker-dealer.

Robert W. Lewey, 50, has served as Senior Vice President and Chief Financial Officer since January 20, 2012. From 2001 to 2006 and since 2007, Mr. Lewey served as Director of Tax, Vice President, Tax and Treasurer for IES. From 2006 to 2007, he served as Vice President, Tax for Sulzer US Holdings, Inc. From 1995 to 2001, Mr. Lewey served as Vice President, Tax for Metamor Worldwide, Inc., a leading provider of information technology solutions. Mr. Lewey began his career with Deloitte & Touche.

Gail D. Makode, 37, has served as Senior Vice President, General Counsel and Corporate Secretary since October 2012. Ms. Makode was previously General Counsel and Member of the Board at MBIA Insurance Corporation and Chief Compliance Officer of MBIA Inc. Prior to MBIA, Ms. Makode served as vice president and counsel for Deutsche Bank AG, and before that, was an associate at Cleary, Gottlieb, Steen & Hamilton, where she specialized in public and private securities offerings and mergers and acquisitions.

Heather M. Sahrbeck, 40, served as Senior Vice President, General Counsel and Corporate Secretary on an interim basis until her resignation on November 1, 2012. Ms. Sahrbeck joined the Company in May 2012 as corporate counsel. From 2000 to 2008, she served as a vice president and associate general counsel at Goldman, Sachs & Co. Prior to joining Goldman Sachs, Ms. Sahrbeck was employed by Davis Polk & Wardwell LLP, where she specialized in securities offerings and mergers and acquisitions.

We have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics may be found on our website at www.ies-corporate.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. Paper copies of these documents are also available free of charge upon written request to us.

AVAILABLE INFORMATION

General information about us can be found on our website at www.ies-corporate.com under “Investors.” We file our interim and annual financial reports, as well as other reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the United States Securities and Exchange Commission (the “SEC”).

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

In addition to the Code of Ethics for Financial Executives, we have adopted a Code of Business Conduct and Ethics for directors, officers and employees (the Legal Compliance and Corporate Policy Manual), and established Corporate Governance Guidelines and adopted charters outlining the duties of our Audit, Human Resources and Compensation and Nominating/Governance Committees, copies of which may be found on our website. Paper copies of these documents are also available free of charge upon written request to us. We have designated an “audit committee financial expert” as that term is defined by the SEC. Further information about this designee may be found in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company.

Item 1A.  Risk Factors

You should consider carefully the risks described below, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Existence of a controlling shareholder.

A majority of our outstanding common stock is owned by Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”). On July 21, 2011, Tontine filed an amended Schedule 13D indicating its ownership level of 57.4%. As a result, Tontine can control most of our affairs, including the election of our directors, who in turn appoint executive management, and can control any action requiring the approval of shareholders, including the adoption of amendments to our corporate charter and approval of any potential merger or sale of all or substantially all assets, divisions, or the Company itself. This control also gives Tontine the ability to bring matters to a shareholder vote that may not be in the best interest of our other shareholders or stakeholders. Additionally, Tontine is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us or act as suppliers or customers of the Company.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses, (“NOLs”), for federal and state income tax purposes. Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. Tontine has indicated to the Company that it may seek to register some or all of its shares in the near future. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. Currently, we have approximately $313 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

The Company is currently evaluating steps it may take to protect its federal NOLs, including evaluating implementing a tax benefit protection plan that would be designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. If implemented, such a plan would be designed to effectively dilute the ownership of such an acquirer through the offering of rights to the Company’s other shareholders that could be exercised upon the acquirer’s purchase of the Company’s stock in excess of the threshold amount. The Company may pursue such a plan or other alternatives to protecting its NOLs in the event the Company deems it appropriate, although there can be no assurance that such a plan will be implemented or that, if enacted, it would be effective in deterring a change of control or protecting the NOLs.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or, that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our inability to refinance our debt on commercially reasonable terms could have a material adverse effect on our business.

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

The industries in which we compete are highly fragmented and are served by many small, owner-operated private companies. There are also several large private regional companies and a small number of large public companies from which we face competition in these industries. In the future, we could also face competition from new competitors entering these markets because certain segments, such as our electrical contracting services, have a relatively low barrier for entry while other segments, such as our services for mission critical infrastructure, have attractive dynamics. Some of our competitors offer a greater range of services, including mechanical construction, facilities management, plumbing and heating, ventilation and air conditioning services. Competition in our markets depends on a number of factors, including price. Some of our competitors may have lower overhead cost structures and may, therefore, be able to provide services comparable to ours at lower rates than we do. If we are unable to offer our services at competitive prices or if we have to reduce our prices to remain competitive, our profitability would be impaired.

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

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimable and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may be unsuccessful at integrating companies that we may acquire.

We may engage in acquisitions and dispositions of operations, assets and investments from time to time in the future. If we are unable to successfully integrate newly acquired assets or operations or if we make untimely or unfavorable dispositions of operations or investments, it could negatively impact the market value of our common stock. Additionally, any future acquisition or disposition may result in significant changes in the composition of our assets and liabilities, and as a result, our financial condition, results of operations and the market value of our common stock following any such acquisition or disposition may be affected by factors different from those currently affecting our financial condition, results of operations and trading price of our common stock.

We may incur significant charges or be adversely impacted by the closure or sale of additional facilities.

Beginning in 2011, we increased our focus on a number of initiatives to return the Company to profitability. Included in these initiatives was the closure or sale of a number of facilities within our Commercial & Industrial segment, including the sale or closure of all or portions of our Commercial facilities in Arizona, Florida, Iowa, Maryland, Massachusetts, Nevada and Texas, Industrial facility in Louisiana, and our Communications facility in Maryland. We continue to evaluate the performance of the remaining operations. If we were to elect to dispose of a substantial portion of any of our segments, the realized values of such actions could be substantially less than current book values, which would likely result in a material adverse impact on our financial results.

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

Commodity costs may fluctuate materially, and we may not be able to pass on all cost increases during the term of a contract.

We enter into many contracts at fixed prices, and if the cost associated with commodities such as copper, aluminum, steel, fuel and certain plastics increase, losses may be incurred.

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

On a quarterly basis we evaluate our internal controls over financial reporting and our disclosure controls and procedures, which include a review of the objectives, design, implementation and effectiveness of the controls and the information generated for use in our periodic reports. In the course of our controls evaluation, we sought (and seek) to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, are being undertaken. This type of evaluation is conducted on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our periodic reports.

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

In the construction business there are frequently claims and litigation. There are also inherent claims and litigation risk associated with the number of people that work on construction sites and the fleet of vehicles on the road every day. Claims are sometimes made and lawsuits filed for amounts in excess of their value or in excess of the amounts for which they are eventually resolved. Claims and litigation normally follow a predictable course of time to resolution. However, there may be periods of time in which a disproportionate amount of our claims and litigation are concluded in the same quarter or year. If multiple matters are resolved during a given period, then the cumulative effect of these matters may be higher than the ordinary level in any one reporting period.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. Our operations depend on the continued efforts of our executive officers, senior management and management personnel at our divisions. We cannot guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. We have employment agreements in place with certain of our senior leaders; however, such employment agreements can neither guarantee that we will not lose key employees, nor prevent them from competing against us, which is often dependent on state and local employment laws. If we lose a group of key personnel or even one key person at a division, we may not be able to recruit suitable replacements at comparable salaries or at all, which could adversely affect our operations. Additionally, we do not maintain key man life insurance for members of our management.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Facilities

At September 30, 2012, we maintained branch offices, warehouses, sales facilities and administrative offices at 61 locations. Substantially all of our facilities are leased. We lease our executive office located in Greenwich, Connecticut and our corporate office located in Houston, Texas. We believe that our properties are adequate for our present needs, and that suitable additional or replacement space will be available as required.

Item 3.  Legal Proceedings

For further information regarding legal proceedings, see Note 16, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the ticker symbol “IESC.” The following table sets forth the daily high and low close price for our common stock as reported on NASDAQ for each of the four quarters of the years ended September 30, 2012 and 2011.

	High	Low
Year Ended September 30, 2012
First Quarter	$2.80	$1.85
Second Quarter	$4.74	$1.85
Third Quarter	$4.60	$2.74
Fourth Quarter	$5.00	$2.81

Year Ended September 30, 2011
First Quarter	$3.80	$3.14
Second Quarter	$4.38	$3.41
Third Quarter	$3.50	$3.11
Fourth Quarter	$3.36	$1.88

As of December 12, 2012, the closing market price of our common stock was $4.46 per share and there were approximately 377 holders of record.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect that we will utilize all available earnings generated by our operations and borrowings under the 2012 Credit Facility for the development and operation of our business, to retire existing debt, to repurchase our common stock, or to acquire or invest in other businesses. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that the Board of Directors deems relevant. Our debt instruments restrict us from paying cash dividends and also place limitations on our ability to repurchase our common stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Working Capital” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-K.

Five-Year Stock Performance Graph

The following performance graph compares the Company’s cumulative total stockholder return on its common stock with the cumulative total return of (i) the Russell 2000, and (ii) the peer group stock index (the “Peer Group”), which was selected in good faith by the Company and comprised of the following publicly traded companies: MasTec, Inc., Willbros Group, Inc., Comfort Systems U.S.A. Inc., Dycom Industries, Inc., Matrix Service Company, Pike Electric Corp., Aegion Corporation, Powell Industries, MYR Group, Inc., Team, Inc., Primoris Services Corp., Englobal Corp. and Furmanite Corp. The cumulative total return computations set forth in the following performance graph assume (i) the investment of $100 in each of the Company’s common stock, the Russell 2000, and the Peer Group on September 30, 2007, and (ii) that all dividends have been reinvested. Shareholder returns over the period indicated should not be considered indicative of future shareholder returns.

The information contained in the following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

	Years ended September 30,
	2007	2008	2009	2010	2011	2012
Integrated Electrical Services, Inc.	$100.00	68.57	31.43	14.68	7.91	17.77
Russell 2000	$100.00	85.52	77.35	87.68	84.58	111.57
Peer Group	$100.00	85.96	64.03	51.80	60.87	71.36

Item 6.  Selected Financial Data

The following selected consolidated historical financial information for IES should be read in conjunction with the audited historical Consolidated Financial Statements of Integrated Electrical Services, Inc. and subsidiaries, and the notes thereto, set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(In Thousands, Except Share Information)
Continuing Operations:
Revenues	$456,115	$406,141	$382,431	$516,124	$597,766
Cost of services	398,063	361,757	326,939	422,507	496,390

Gross profit	58,052	44,384	55,492	93,617	101,376
Selling, general and administrative expenses	58,609	63,321	74,251	95,750	99,648
Gain on sale of Assets	(168)	(6,555)	(128)	(339)	(7)
Asset impairment	—	4,804	—	—	—
Restructuring charges	—	—	763	7,407	4,598

(Loss) Income from Operations	(389)	(17,186)	(19,394)	(9,201)	(2,863)

Other (income) expense:
Interest expense, net	2,290	2,210	3,271	4,094	6,529
Other expense (income), net	(62)	(7)	(18)	1,829	(746)

Interest and other expense, net	2,228	2,203	3,253	5,923	5,783

(Loss) income from operations before income taxes	(2,617)	(19,389)	(22,647)	(15,124)	(8,646)
Provision (benefit) for income taxes	38	172	(36)	495	2,436

Net (loss) income from continuing operations	$(2,655)	$(19,561)	$(22,611)	$(15,619)	$(11,082)

Discontinued Operations:
Income (loss) from discontinued operations	(9,158)	(18,288)	(8,539)	(3,246)	9,126
Provision (benefit) for income taxes	(11)	(26)	5	68	(221)

Net income (loss) discontinued operations	(9,147)	(18,262)	(8,544)	(3,314)	9,347

Net loss	$(11,802)	$(37,823)	$(31,155)	$(18,933)	$(1,735)

Basic (loss) earnings per share:
Continuing operations	$(0.18)	$(1.35)	$(1.57)	$(1.09)	$(0.74)
Discontinued operations	$(0.63)	$(1.26)	$(0.59)	$(0.23)	$0.63

Total	$(0.81)	$(2.61)	$(2.16)	$(1.32)	$(0.12)

Diluted (loss) earnings per share:
Continuing operations	$(0.18)	$(1.35)	$(1.57)	$(1.09)	$(0.74)
Discontinued operations	$(0.63)	$(1.26)	$(0.59)	$(0.23)	$0.62

Total	$(0.81)	$(2.61)	$(2.16)	$(1.32)	$(0.12)

Shares used to calculate loss per share
Basic	14,625,776	14,493,747	14,409,368	14,331,614	14,938,619
Diluted	14,625,776	14,493,747	14,409,368	14,331,614	15,025,023

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(In Thousands, Except Share Information)
Balance Sheet Data:
Cash and cash equivalents	$18,729	$35,577	$32,924	$64,174	$64,709
Restricted Cash	7,155	—	—	—	—
Working capital	43,001	61,721	82,202	119,099	125,581
Total assets	164,713	180,244	207,860	270,653	320,538
Total debt	10,480	10,498	11,256	28,687	29,644

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8,“Financial Statements and Supplementary Data” of this Form 10-K. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of this Form 10-K.

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of this Form 10-K for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of infrastructure services to the residential, commercial and industrial industries as well as for data centers and other mission critical environments. We operate primarily in the electrical infrastructure markets, with a corporate focus on expanding into other markets through strategic acquisitions or investments.

Industry Trends

Our performance is affected by a number of trends that drive the demand for our services. In particular, the residential, industrial, mission critical infrastructure and commercial industries in which we operate are exposed to many regional and national trends such as the demand for single and multi-family housing, the need for mission critical facilities as a result of technology-driven advancements, and changes in commercial, institutional, public infrastructure and electric utility spending. Over the long term, we believe that there are numerous factors that could positively drive demand and affect growth within the industries in which we operate, including (i) population growth, which will increase the need for commercial and residential facilities, (ii) aging public infrastructure, which must be replaced or repaired, (iii) increased emphasis on environmental and energy efficiency, which may lead to both increased public and private spending, and (iv) the low price of natural gas combined with an increase in domestic oil and gas output, which is expected to spur the construction of and modifications to heavy industrial facilities. However, there can be no assurance that we will not experience a decrease in demand for our services due to economic, technological or other factors. For a further discussion of the industries in which we operate, please see Item 1. “Business — Operating Segments”of this Form 10-K.

Business Outlook

While differences exist among the Company’s segments, on an overall basis, demand for the Company’s services increased in fiscal 2012 as compared to fiscal 2011 resulting in aggregate year-over-year revenue growth. In addition, the Company’s previous investment in growth initiatives and other business-specific factors discussed below contributed to year-over-year revenue growth. Segment-wise, year-over-year revenue growth rates during fiscal 2012 were led primarily by growth in our Communications and Residential segments. The combination of increasing revenue, improved project execution within our Commercial & Industrial segment and lower costs due to our restructuring efforts resulted in a significant reduction in operating losses. Provided that no significant deterioration in general economic conditions occurs, the Company expects revenues from existing businesses to grow on a year-over-year basis during fiscal 2013 due to an increase in demand for our services.

To service our indebtedness and to fund working capital, we require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including demand for our products and services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables and our ability to borrow on our 2012 Credit Facility, among many other factors. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. We expect that our capital expenditures will range from $1.0 to $1.5 million for the fiscal year ending on September 30, 2013.

RESULTS OF OPERATIONS

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Years Ended September 30,
	2012		2011		2010
	$	%	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$456,115	100.0%	$406,141	100.0%	$382,431	100.0%
Cost of services	398,063	87.3%	361,757	89.1%	326,939	85.5%

Gross profit	58,052	12.7%	44,384	10.9%	55,492	14.5%
Selling, general and administrative expenses	58,609	12.8%	63,321	15.6%	74,251	19.4%
Gain on sale of assets	(168)	—%	(6,555)	(1.6)%	(128)	—%
Asset impairment	—	—%	4,804	1.2%	—	—%
Restructuring charges	—	—%	—	—%	763	0.2%

Loss from operations	(389)	(0.1)%	(17,186)	(4.3)%	(19,394)	(5.1)%

Interest and other expense, net	2,228	0.5%	2,203	0.5%	3,253	0.9%

Loss from operations before income taxes	(2,617)	(0.6)%	(19,389)	(4.8)%	(22,647)	(6.0)%
Provision (benefit) for income taxes	38	—%	172	—%	(36)	—%

Net loss from continuing operations	(2,655)	(0.6)%	(19,561)	(4.8)%	(22,611)	(6.0)%

Net income from discontinued operations	(9,158)	(2.0)%	(18,288)	(4.5)%	(8,539)	(2.2)%
(Benefit) provision for income taxes	(11)	—%	(26)	—%	5	—%

Net loss from discontinued operations	(9,147)	(2.0)%	(18,262)	(4.5)%	(8,544)	(2.2)%

Net loss	$(11,802)	1.4%	$(37,823)	(0.3)%	$(31,155)	(3.8)%

Consolidated revenues for the year ended September 30, 2012 were $50.0 million greater than for the year ended September 30, 2011, an increase of 12.3%.

The $13.7 million increase in our consolidated gross profit for the year ended September 30, 2012, as compared to the year ended September 30, 2011, was primarily the result of company-wide concerted efforts to return the organization to profitability. Our organization as a whole, and each segment individually, was successful in executing projects, and managing costs to maximize gross profits. Our overall gross profit percentage increased to 12.7% during the year ended September 30, 2012 as compared to 10.9% during the year ended September 30, 2011.

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate, division and branch management, occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization. We allocate certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment.

During the year ended September 30, 2012, our selling, general and administrative expenses were $58.6 million, a decrease of $4.7 million, or 7.4%, as compared to the year ended September 30, 2011. Included in the year ended September 30, 2012 is $0.9 million of severance attributable to the departures of our former CFO and our former Senior Vice President and General Counsel. Included in year ended September 30, 2011 is $2.9 million of accelerated amortization attributable to the discontinuance of certain software and $1.3 million of severance attributable to the former CEO’s departure.

During the year ended September 30, 2011, our results of operations included a gain on sale of a non-strategic facility of $6.8 million, partially offset by $4.8 million in asset impairments with no comparable charges in the current year.

Communications

2012 Compared to 2011

	Years Ended September 30,
	2012		2011
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$121,492	100.0%	$83,615	100.0%
Gross Profit	18,204	15.0%	12,473	14.9%
Selling, general and administrative expenses	13,431	11.1%	9,578	11.5%

Revenue. Our Communications segment revenues increased $37.9 million during the year ended September 30, 2012, a 45.3% increase compared to the year ended September 30, 2011. This increase is primarily due to an increase in data center projects and high tech manufacturing projects during 2012, along with our establishment of an operation in San Diego, California. We believe the expansion of technology, cloud computing and increased demands for consumer focused data storage and collection, has led to an increase in demand for additional data center capacity. Revenues attributable to data centers were $38.9 million for the year ended September 30, 2012 compared to $29.9 million for the year ended September 30, 2011. The increase in high tech manufacturing projects is related to a major expansion by a high tech manufacturer in the greater Phoenix, Arizona area. Revenues from high tech manufacturing projects were $28.1 million during the year ended September 30, 2012, and $9.4 million during the year ended September 30, 2011. Although the growth in data center and high tech manufacturing projects was significant for the year ended September 30, 2012, there can be no assurance that this level of business or growth will continue, as a significant amount of our project work is awarded through a competitive bid process. Revenue from the establishment of our San Diego operations increased overall revenue by $10.5 million for the year ended September 30, 2012.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2012 increased $5.7 million, or 46.0%, as compared to the year ended September 30, 2011. The increase in gross profit is attributable to a higher volume of contract revenues as noted in the revenue analysis above. Overall gross profit as a percentage of revenue remained unchanged during 2012. Exclusive of our San Diego operations, which were established in the fourth quarter of 2011, gross profit increased 0.9%.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $3.9 million, or 40.2%, during the year ended September 30, 2012 compared to the year ended September 30, 2011. Selling, general and administrative expenses as a percentage of revenues in the Communication segment decreased to 11.1% of segment revenue during the year ended September 30, 2012. The increase in selling, general and administrative expenses is primarily due to a $1.2 million legal settlement reserve, detailed in Note 16, “Commitment and Contingencies—TekWorks, Inc” in the notes to our Consolidated Financial Statements. Additionally, we incurred higher expenses associated with our expansion of facilities in Southern California, including litigation expenses, increased staff in response to revenue growth, and to a lesser extent, incentive awards for achieving specific performance goals.

2011 Compared to 2010

	Years Ended September 30,
	2011		2010
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$83,615	100.0%	$69,171	100.0%
Gross Profit	12,473	14.9%	12,411	17.9%
Selling, general and administrative expenses	9,578	11.5%	7,298	10.6%

Revenue. Our Communications segment revenues increased $14.4 million during the year ended September 30, 2011, a 20.9% increase compared to the year ended September 30, 2010. This increase is primarily due to an increase in data center projects and national account activity. We believe the expansion of technology, cloud computing and increased demands for consumer focused data storage and collection have led to an increase in demand for additional data center capacity. Revenues attributable to data centers were $29.9 million for the year ended September 30, 2011 compared to $18.4 million for the year ended September 30, 2010. National accounts are used within this segment to describe customers who have multiple mission critical facilities throughout the United States; we provide a wide range of project and maintenance services to these customers. Revenues from our national accounts were $21.5 million during the year ended September 30, 2011, and $12.8 million during the year ended September 30, 2010. Although the growth in data center and national account projects was significant for the year ended September 30, 2011, there can be no assurance that this level of business or growth will continue, as substantially all of our project work is awarded through a competitive bid process.

Gross Profit. Our Communications segment’s gross profit during the year ended September 30, 2011 increased $0.1 million, as compared to the year ended September 30, 2010. Gross profit as a percent of revenue decreased to 14.9% in 2011, compared to 17.9% in 2010. The decrease in gross profit percentage is attributed to increased competition driving down margin rates on individual contracts when compared to 2010.

Selling, General and Administrative Expenses Our Communications segment’s selling, general and administrative expenses increased $2.3 million, or 31.2%, during the year ended September 30, 2011 compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased to 11.5% of segment revenue during the year ended September 30, 2011. The increase can be attributed to higher expenses associated with our expansion of facilities in San Diego, and to a lesser extent, incentive awards for achieving specific performance goals.

Residential

2012 Compared to 2011

	Years Ended September 30,
	2012		2011
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$129,974	100.0%	$114,732	100.0%
Gross Profit	20,700	15.9%	18,690	16.3%
Selling, general and administrative expenses	19,703	15.2%	18,441	16.1%

Revenue. Our Residential segment revenues increased $15.3 million during the year ended September 30, 2012, an increase of 13.3% as compared to the year ended September 30, 2011. Revenues for our multi-family construction increased by $4.2 million. In 2012, multi-family industry starts were attributed to improved demand for rental housing. Rental housing demand was partially driven by the deferral of purchases of single family homes due to continued restrictive lending practices for single family purchases, an uncertain job market and lower apartment vacancy rates. Single family construction revenues increased by $11.6 million, primarily in the Texas markets. We entered into the solar installation market during fiscal 2012, resulting in revenues of $9.5 million. Included in our fiscal 2011 balance are revenues attributable to a non-core electrical distribution facility, totaling $13.1 million. We sold this business in February 2011, and as such, no revenues from this facility are included in our fiscal 2012 balance.

Gross Profit. During the year ended September 30, 2012, our Residential segment experienced a $2.0 million, or 10.8%, increase in gross profit as compared to the year ended September 30, 2011. Gross margin percentage in the Residential segment decreased to 15.9% during the year ended September 30, 2012. We attribute much of the increase in Residential’s gross margin primarily to the higher volume of single family projects.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.3 million, or 6.8%, increase in selling, general and administrative expenses during the year ended September 30, 2012 compared to the year ended September 30, 2011. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased to 15.2% of segment revenue during the year ended September 30, 2012. We attribute much of the increase in Residential selling, general and administrative expenses primarily to increased incentives and our expansion into the solar installation market.

2011 Compared to 2010

	Years Ended September 30,
	2011		2010
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$114,732	100.0%	$115,947	100.0%
Gross Profit	18,690	16.3%	23,525	20.3%
Selling, general and administrative expenses	18,441	16.1%	23,736	20.5%

Revenue. Our Residential segment revenues decreased $1.2 million during the year ended September 30, 2011, a decrease of 1.0% as compared to the year ended September 30, 2010. Approximately $4.4 million of this decrease is primarily attributable to the sale of a non-core electrical distribution facility in February 2011. Revenues for our multi-family construction increased by $10.7 million as multi-family industry project starts increased to 195,000 units from 154,000 units in 2010. In 2011, multi-family industry starts were attributed to improved demand for rental housing. Rental housing demand was partially driven by the deferral of purchases of single family homes due to more restrictive lending practices for single family purchases, an uncertain job market and lower apartment vacancy rates. Single family construction revenues declined by $6.6 million, partially due to the end in tax stimulus for new home buyers, more restrictive lending practices and an uncertain job market. Nationwide demand for single-family homes declined, particularly in markets such as Southern California, Arizona, Nevada, Texas and Georgia.

Gross Profit. During the year ended September 30, 2011, our Residential segment experienced a $4.8 million, or 20.6%, reduction in gross profit as compared to the year ended September 30, 2010. Gross margin percentage in the Residential segment decreased to 16.1% during the year ended September 30, 2011. We attribute much of the decline in Residential’s gross margin to increased competition and increased costs of materials creating lower margins in both single-family and multi-family construction. As our contracts provide for fixed prices, near term increases in costs for raw materials, such as copper, steel and fuel can significantly erode the margins which currently exist in the highly competitive residential construction marketplace. For example, copper prices are particularly volatile. During the year ended September 30, 2011, commodity prices for copper ranged from $3.15 to $4.62 per pound. The average spot price for copper was $4.13 per pound during the twelve months ended September 30, 2011, an increase of 29.0% over the prior twelve month period.

Selling, General and Administrative Expenses. Our Residential segment experienced a $5.3 million, or 22.3%, reduction in selling, general and administrative expenses during the year ended September 30, 2011 compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Residential segment declined to 16.1% of segment revenue during the year ended September 30, 2011. We attribute much of the decline in Residential selling, general and administrative expenses to lower management and incentive compensation expense.

Commercial & Industrial

2012 Compared to 2011

	Years Ended September 30,
	2012		2011
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$204,649	100.0%	$207,794	100.0%
Gross Profit	19,148	9.4%	13,221	6.4%
Selling, general and administrative expenses	17,166	8.4%	21,788	10.5%

Revenue. Revenues in our Commercial & Industrial segment decreased $3.2 million during the year ended September 30, 2012, a decrease of 1.5% compared to the year ended September 30, 2011. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. Our revenues were also impacted by a refocusing of our business development strategy on projects within our demonstrated areas of expertise and with increased margin expectations. Projects in all sectors remain subject to delays or cancellation with little advance notice. In many of our Commercial markets, we continue to experience increased competition from new entrants, including residential contractors or contractors from other geographic markets.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2012 increased $5.9 million, or 44.8%, as compared to the year ended September 30, 2011. Commercial & Industrial’s gross margin percentage increased to 9.4% during the year ended September 30, 2012, primarily due to improved execution of projects in all locations. Although the competitive market that has existed during the prolonged recession has continued to depress project bid margins, we have begun to experience some reprieve. In 2011, we experienced margin erosion and project difficulties due to a combination of project management turnover, projects outside our historical area of expertise, and delays in receipt of material and labor productivity, all of which significantly increased our cost on those projects. In 2012, we focused our efforts on winning projects within our areas of expertise, and significantly reduced the project inefficiencies due to delay and labor turnover.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2012 decreased $4.6 million, or 21.2%, compared to the year ended September 30, 2011. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased to 8.4% of segment revenue during the year ended September 30, 2012. This decrease is primarily attributed to the consolidation of back offices in several locations late in fiscal 2011.

2011 Compared to 2010

	Years Ended September 30,
	2011		2010
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$207,794	100.0%	$197,313	100.0%
Gross Profit	13,221	6.4%	19,556	9.9%
Selling, general and administrative expenses	21,788	10.5%	29,047	14.7%

Revenue. Revenues in our Commercial & Industrial segment increased $10.5 million during the year ended September 30, 2011, an increase of 5.3% compared to the year ended September 30, 2010. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. According to McGraw Hill, total nonresidential building starts in the United States, in terms of millions of square feet, decreased 13% in 2010 and was unchanged in 2011. Our Industrial projects experienced revenue increases while our Commercial projects were essentially unchanged as the rate of decline for most industry sectors has begun to stabilize. Revenues from our Industrial projects increased by $10.7 million, during the year ended September 30, 2011, as compared to the year ended September 30, 2010, primarily due to a project at a refinery in Southeast Texas. Although the growth in Industrial projects were significant for the year over year comparison for the period ended September 30, 2011, there can be no assurance that this level of business or growth will continue, as substantially all of our project work is awarded through a competitive bid process.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the year ended September 30, 2011 decreased $6.3 million, or 32.4%, as compared to the year ended September 30, 2010. Commercial & Industrial’s gross margin percentage decreased to 6.4% during the year ended September 30, 2011, primarily due to lower margin construction projects and operating difficulties in several locations. The competitive market that has existed during the prolonged recession continued to depress project bid margins. In addition we experienced margin erosion and project difficulties due to a combination of project management turnover, projects outside our historical area of expertise, and delays in receipt of material and labor productivity, all of which significantly increased our cost on those projects. In many of our Commercial markets, we continued to experience increased competition from new entrants, including residential contractors or contractors from other geographic markets.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the year ended September 30, 2011 decreased $7.3 million, or 25.0%, compared to the year ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment declined to 10.5% of segment revenue during the year ended September 30, 2011. The reduction is attributed primarily to the reduction of office personnel, and reduction in discretionary spending.

Restructuring Charges

In the first quarter of our 2009 fiscal year, we began a restructuring program (the “2009 Restructuring Plan”) that was designed to consolidate operations within our three segments. In connection with the 2009 Restructuring Plan, we incurred pre-tax restructuring charges, including severance benefits and facility consolidations and closings, of $0.8 million during the year ended September 30, 2010. Costs incurred related to our Commercial & Industrial segment were $0.7 million and costs related to our Corporate office were $0.1 million for the year ended September 30, 2010.

In the second quarter of our 2011 fiscal year, we began the 2011 Restructuring Plan that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we planned to either sell or close certain underperforming facilities within our Commercial & Industrial operations.

The 2011 Restructuring Plan was a key element of our commitment to return the Company to profitability. The results of operations for these facilities has now been re-classified as discontinued operations for the current and prior periods.

The facilities directly affected by the 2011 Restructuring Plan were in several locations throughout the country, including Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. These facilities were selected due to current and future business prospects and the extended time frame needed to return the facilities to a profitable position. Restructuring expenses in respect of the 2011 Restructuring Plan totaling $5.0 million, including $1.2 million and $3.8 million for the years ended September 30, 2012 and 2011, respectively, were comprised of severance costs, lease terminations, and external consulting and management services. We have recognized substantially all costs related to the 2011 Restructuring Plan as of September 30, 2012. We will continue to incur professional fees in conjunction with the finalization of facility closure in fiscal year 2013.

Expenses related to the 2009 Restructuring Plan are classified as restructuring charges within our Consolidated Statements of Operations for the year ended September 30, 2010. Expenses related to the 2011 Restructuring Plan are included in the net loss from discontinued operations within our Consolidated Statements of Operations for the years ended September 30, 2012 and 2011.

The following table presents the elements of costs incurred for both the 2011 and 2009 Restructuring Plans:

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Severance compensation	$(62)	$1,455	$644
Consulting and other charges	1,099	1,531	119
Lease termination costs	133	799

Total restructuring charges	$1,170	$3,785	$763

Interest and Other Expense, net

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Interest expense	$1,755	$1,940	$3,175
Deferred financing charges	569	338	338

Total interest expense	2,324	2,278	3,513

Interest income	(34)	(68)	(242)
Other (income) expense, net	(62)	(7)	(18)

Total interest and other expense, net	$2,228	$2,203	$3,253

During the year ended September 30, 2012, we incurred interest expense of $1.8 million primarily comprised of the Tontine Term Loan (as defined in “Working Capital” below) and the Insurance Financing Agreements (as defined in “Working Capital” below), an average letter of credit balance of 8.8 million under the 2006 Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $29.7 million. This compares to interest expense of $1.9 million for the year ended September 30, 2011, on a debt balance primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements, an average letter of credit balance of $12.7 million under the 2006 Credit Facility and an average unused line of credit balance of $38.9 million.

For the years ended September 30, 2012 and 2011, we earned interest income of $34 thousand and $68 thousand, respectively, on the average Cash and Cash Equivalents balances of 26.1 million and $29.9 million, respectively.

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

PROVISION FOR INCOME TAXES

Our provision for income taxes decreased from of $0.2 million for the year ended September 30, 2011 to $38 thousand for the year ended September 30, 2012. The decrease is mainly attributable to an increase in the reversal of unrecognized tax benefits, resulting in a $0.2 million decrease in the income tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss of operations for the years ended September 30, 2012 and 2011, respectively. As a result, we did not recognize any net benefit for federal taxes for the years ended September 30, 2012 and 2011.

Our provision for income taxes increased from a benefit of $36 thousand for the year ended September 30, 2010 to an expense of $0.2 million for the year ended September 30, 2011. The increase is mainly attributable to a decrease in the reversal of unrecognized tax benefits, resulting in a $0.1 million increase in the income tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss of operations for the years ended September 30, 2011 and 2010, respectively. As a result, we did not recognize any net benefit for federal taxes for the years ended September 30, 2011 and 2010.

WORKING CAPITAL

During the year ended September 30, 2012, working capital decreased by $18.7 million from September 30, 2011, reflecting a $13.1 million decrease in current assets and a $5.6 million increase in current liabilities during the period.

During the year ended September 30, 2012, our current assets decreased by $13.1 million, or 8.2%, to $147.4 million, as compared to $160.5 million as of September 30, 2011. Cash and cash equivalents decreased by $9.7 million during the year ended September 30, 2012 as compared to September 30, 2011. The current trade accounts receivables, net, decreased by $9.5 million at September 30, 2012, as compared to September 30, 2011. Days sales outstanding (“DSOs”) decreased to 56 as of September 30, 2012 from 70 days as of September 30, 2011. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. In light of the volatility of the current financial markets, we closely monitor the collectability of our receivables. We also experienced a $0.9 million decrease in retainage and a $1.8 million decrease in costs in excess of billings during the year ended September 30, 2012 compared to September 30, 2011.

During the year ended September 30, 2012, our total current liabilities increased by $5.6 million to $104.4 million, compared to $98.8 million as of September 30, 2011. During the year ended September 30, 2012 accounts payable and accrued expenses decreased $10.3 million. Billings in excess of costs increased by $5.6 million during the year ended September 30, 2012 compared to September 30, 2011. Finally, current maturities of long-term debt decreased by $10.2 million during the year ended September 30, 2012 compared to September 30, 2011 primarily due to the shifting of classification of the Tontine Term Loan from long term to current portion of long-term debt.

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

As of September 30, 2012, the estimated cost to complete our bonded projects was approximately $67.2 million. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2012, we utilized $1.0 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30.0 million revolving credit facility (the “2012 Credit Facility”) with Wells Fargo Bank, National Association. The 2012 Credit Facility will mature on August 9, 2015, unless earlier terminated. The 2012 Credit Facility replaced our 2006 Credit Facility with Bank of America, as described below.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. The 2012 Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the Credit Agreement) is less than $20.0 million or Excess Availability is less than $7.5 million.

Borrowings under the 2012 Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2012 Credit Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month

LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

Level	Thresholds	Interest Rate Margin
I	Liquidity ≤ $20.0 million at any time during the period; or Excess Availability ≤ $7.5 million at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	4.00 percentage points
II	Liquidity > $20.0 million at all times during the period; and Liquidity ≤ $30.0 million at any time during the period; and Excess Availability $7.5 million; and Fixed charge coverage ratio ≥ 1.0:1.0	3.50 percentage points
III	Liquidity > $30.0 million at all times during the period	3.00 percentage points

In addition, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 thousand to $2 thousand, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Credit Agreement.

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock and our ability to repay the Tontine Term Loan.

At September 30, 2012, we had $21.6 million available to us under the 2012 Credit Facility, $0.7 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings. The Credit Agreement requires that we cash collateralize 100% of our letter of credit balance. As such, we have $0.7 million classified as restricted cash within the Balance Sheet as of September 30, 2012.

At September 30, 2012, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20.0 million or Excess Availability is less than $7.5 million. As of September 30, 2012, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20.0 million and Excess Availability was in excess of $7.5 million; had we not met these thresholds at September 30, 2012, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

While we expect to meet our financial covenants, in the event that we are not able to meet the covenants of the 2012 Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.

The 2006 Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (as amended, the “2006 Credit Facility”) with Bank of America, N.A. and certain other lenders. Under the terms of the amended 2006 Credit Facility, the size of the facility was $40.0 million and the maturity date was November 12, 2012. On August 9, 2012, the amended 2006 Credit Facility was replaced by the 2012 Credit Facility.

Under the terms of the amended 2006 Credit Facility, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral was added to the borrowing base calculation at 100% throughout the term of the agreement. The 2006 Credit Facility required that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability was less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability had been at least $25.0 million for a period of 60 consecutive days. The amended Agreement also called for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit was the same as borrowings and also included a 25 basis point “fronting fee.” In connection with the most recent amendment to the 2006 Credit Facility, we incurred an amendment fee of $0.1 million which, together with unamortized balance of the prior amendment was amortized using the straight line method through August 30, 2012.

The 2006 Credit Facility was guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2006 Credit Facility contained customary affirmative, negative and financial covenants. The 2006 Credit Facility also restricted us from paying cash dividends and placed limitations on our ability to repurchase our common stock.

Borrowings under the 2006 Credit Facility could not exceed a “borrowing base” that was determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2006 Credit Facility in effect as of August 30,2012, interest for loans and letter of credit fees was based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

Total Liquidity	Annual Interest Rate for Loans	Annual Interest Rate for Letters of Credit

Greater than or equal to $60.0 million	LIBOR plus 3.00% or Base Rate plus 1.00%	3.00% plus 0.25% fronting fee

Greater than $40.0 million and less than $60.0 million	LIBOR plus 3.25% or Base Rate plus 1.25%	3.25% plus 0.25% fronting fee

Less than or equal to $40.0 million	LIBOR plus 3.50% or Base Rate plus 1.50%	3.50% plus 0.25% fronting fee

At September 30, 2012, we had $6.1 million in outstanding letters of credit with Bank of America. The terms surrounding the termination of the 2006 Credit Facility require that we cash collateralize 105% of our letter of credit balance. As such, we have $6.5 million classified as restricted cash within the Balance Sheet as of September 30, 2012.

For the year ended September 30, 2012, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.55% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

As of August 9, 2012, we were subject to the financial covenant under the 2006 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25.0 million and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25.0 million for a period of 60 consecutive days. As of August 9, 2012, our Total Liquidity was in excess of $25.0 million.

The Tontine Term Loan

On December 12, 2007, we entered into, a $25.0 million senior subordinated loan agreement (the “Tontine Term Loan”), with Tontine Capital Partners, L.P., an affiliate of our controlling shareholder. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the

Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P., also a related party. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. The Company is currently evaluating its options with regard to repayment of the loan, including through a refinancing of the loan prior to or at its maturity.

The Tontine Term Loan is subordinated to the 2012 Credit Facility. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers, and contains no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Credit Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Accumulated amortization of this equipment for the years ended September 30, 2012, 2011 and 2010 was $0.2 million, $0.2 million and $0.2 million, respectively, which amounts are included in depreciation expense in the accompanying statements of operations.

Insurance Financing Agreements

From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (each, an “Insurance Financing Agreement”). The terms of the Insurance Financing Agreement for fiscal year 2012 was for twelve months at an interest rate of 1.99%. The Insurance Financing Agreement was collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The remaining balance due on the Insurance Financing Agreement at September 30, 2012 was $0.2 million. We did not elect to finance our insurance policy premiums in fiscal year 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had cash and cash equivalents of $18.7 million, working capital of $43.0 million, $6.2 million of letters of credit outstanding under our 2006 Credit Facility, and $0.7 million of letters of credit and $21.6 million of available capacity under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed. We were not required to test our covenants under our 2006 Credit Facility or our 2012 Credit Facility during the period. Had we been required to test our covenants, we would have failed at September 30, 2012.

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

Operating activities used net cash of $7.4 million during the year ended September 30, 2012, as compared to $11.9 million of net cash used in the year ended September 30, 2011. We used substantially more cash to reduce our accounts payable and accrued expenses and increase inventory in 2012. This was directly correlated to the increase in revenues year over year. Additionally, our increased billings produced $11.1 million in cash. We were able to increase our billings in excess of cost in fiscal 2012, by $5.7 million. Depreciation expense was significantly reduced in fiscal 2012, resulting from the accelerated amortization of certain assets in 2011.

Operating activities used net cash of $11.9 million during the year ended September 30, 2011, as compared to $13.2 million of net cash used in the year ended September 30, 2010. The increase in operating cash flows in the year ended September 30, 2011 was due primarily to the gain on the sale of a non-strategic manufacturing facility of $6.8 million, offset by an impairment loss recognized of $4.9 million.

Operating activities from discontinued operations used net cash of $2.0 million during the year ended September 30, 2012, as compared to $9.5 million of net cash used in the year ended September 30, 2011. We completed substantially all projects within our discontinued operations. As we completed these projects we used the cash to satisfy outstanding accounts payable, and collected cash for the accounts receivable related to these completed projects.

Investing Activities

In the year ended September 30, 2012, net cash from investing activities used $1.9 million as compared to $15.3 million of net cash provided by investing activities in the year ended September 30, 2011. Investing activities in the year ended September 30, 2012 was comprised of $1.9 million used for capital expenditures. Investing activities in the year ended September 30, 2011 included $16.8 million from the sale of facilities, and $1.2 million of proceeds from the sale of equipment, partially offset by $1.3 million used for capital expenditures.

Net cash from investing activities generated $15.3 million in the year ended September 30, 2011 as compared to $0.2 million of net cash used in investing activities in the year ended September 30, 2010. In the year ended September 30, 2011, investing activities included $16.8 million from the sale of facilities, and $1.2 million of proceeds from the sale of equipment, partially offset by $1.3 million used for capital expenditures. Investing activities in the year ended September 30, 2010 included $0.9 million used for capital expenditures, partially offset by a cash distribution from an investment of $0.4 million and $0.3 million of proceeds from the sale of equipment.

Financing Activities

Financing activities used net cash of $7.6 million in the year ended September 30, 2012 compared to $0.8 million used in the year ended September 30, 2011. Financing activities in the year ended September 30, 2012 included an increase of $7.1 million in restricted cash to satisfy the requirements of our 2012 Credit Facility. Financing activities in the year ended September 30, 2011 included $0.8 million used for repayments of debt.

Financing activities used net cash of $0.8 million in the year ended September 30, 2011 compared to $17.9 million used in the year ended September 30, 2010. Financing activities in the year ended September 30, 2011 included $0.8 million used for repayments of debt. Financing activities in the year ended September 30, 2010 included $17.8 million used for repayments of debt, of which $15.0 million was used as a prepayment on the Tontine Term Loan, $0.3 million was used for debt issuance costs and $0.2 million was used for the acquisition of treasury stock netted against $0.8 million provided by new insurance financing.

Bonding Capacity

At September 30, 2012, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of September 30, 2012, the expected cumulative cost to complete for projects covered by our surety providers was $67.2 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Note 16, “Commitments and Contingencies — Surety” in the notes to our Consolidated Financial Statements.

CONTROLLING SHAREHOLDER

James M. Lindstrom, has served as Chief Executive Officer and President of the Company since October 3, 2011. Mr. Lindstrom previously served in such capacities on an interim basis since June 2011 and has served as Chairman of the Company’s Board of Directors since February 2011. Mr. Lindstrom was an employee of Tontine from 2006 until October 2011. In his capacity as Chief Executive Officer and President, Mr. Lindstrom has the ability to affect the composition of the Company’s management and influence the business operations of the Company or extraordinary transactions outside the normal course of the Company’s business.

On July 21, 2011, Tontine filed an amended Schedule 13D indicating its ownership level of 57.4% of the Company’s outstanding common stock. While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. Tontine has indicated to the Company that it may seek to register some or all of its shares in the near future.

Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. While the Company is currently evaluating steps it may take to protect its federal NOLs, including evaluating implementing a tax benefit protection plan that would be designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382, there can be no assurance that such a plan will be implemented or that, if enacted, it would be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and employment contracts with certain officers and employees of the Company.

On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly $10.0 million remains outstanding under the Tontine Term Loan, which is scheduled to mature on May 15, 2013. The Company is currently evaluating its options with regard to repayment of the loan, including through a refinancing of the loan prior to or at its maturity.

On March 29, 2012, we entered into a sublease agreement with Tontine Associates, LLC, an affiliate of our controlling shareholder, for corporate office space in Greenwich, Connecticut. The lease extends from April 1, 2012 through March 31, 2014, with monthly payments due in the amount of $6 thousand. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2012, $0.6 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2012, $6.8 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of September 30, 2012, we did not have any open purchase commitments.

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

As of September 30, 2012, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$10,196	$—	$—	$—	$10,196
Operating lease obligations	$3,464	$2,477	$1,493	$2,233	$9,667
Capital lease obligations	$—	$344	$—	$—	$344

Total	$13,660	$2,821	$1,493	$2,233	$20,207

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2012	2013	2014	Thereafter	Total
Standby letters of credit	$—	$6,848	$—	$—	$6,848
Other commitments	$—	$—	$—	$—	$—

Total	$—	$6,848	$—	$—	$6,848

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

Accordingly, we have identified the accounting principles, which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, the assessment of goodwill and asset impairment, our allowance for doubtful accounts receivable, the recording of our insurance liabilities and estimation of the valuation allowance for deferred tax assets, and unrecognized tax benefits. These accounting policies, as well as others, are described in Note 2, “Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements, and at relevant sections in this discussion and analysis.

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

Valuation of Intangibles and Long-Lived Assets. We evaluate goodwill for potential impairment at least annually at year end, however, if impairment indicators exist, we will evaluate as needed. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. We recorded goodwill impairment during the year ended September 30, 2011 of $0.1 million. We did not record goodwill impairment during the years ended September 30, 2012 and 2010.

We assess impairment indicators related to long-lived assets and intangible assets at least annually at year end. If we determine impairment indicators exist, we conduct an evaluation to determine whether any impairment has occurred. This evaluation includes certain assumptions and estimates to determine fair value of asset groups, including estimates about future cash flows and discount rates, among others. Changes in these assumptions and estimates could materially impact our results of operations or financial projections. We recorded long-lived or intangible asset impairment during the years ended September 30, 2012 and 2011 of $0.7 and $0.1 million, respectively; primarily attributable to real estate we are offering to sell. The write down was made to reduce the carrying value of the property to its current expected fair value. We did not record long-lived or intangible asset impairment during the year ended September 30, 2010.

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

Valuation Allowance for Deferred Tax Assets. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2012, we considered that it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2009 and forward are subject to audit as are prior tax years, to the extent of unutilized net operating losses generated in those years.

We anticipate that approximately $0.1 million in liabilities for unrecognized tax benefits, including accrued interest, may be reversed in the next twelve months. This reversal is predominantly due to the expiration of the statutes of limitation for unrecognized tax benefits and the settlement of a state audit.

New Accounting Pronouncements. Newly adopted accounting policies are described in Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements” in the notes to our Consolidated Financial Statements, and at relevant sections in this discussion and analysis.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the 2012 Credit Facility. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-K.

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at September 30, 2012 (Dollar amounts in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Debt Obligations — Fixed Rate:
Tontine Term Loan (11%)	$10,000	$—	$—	$—	$—	$—	$10,000
Capital Lease (22%)	$317	$26	$—	$—	$—	$—	$343
Fair Value of Debt:
Fixed Rate	$10,278	$21	$—	$—	$—	$—	$10,299

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Integrated Electrical Services, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Electrical Services, Inc. and subsidiaries (“the Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Electrical Services, Inc. and subsidiaries at September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas

December 14, 2012

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	Years Ended September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,729	$35,577
Restricted cash	7,155	—
Accounts receivable:
Trade, net of allowance of $1,788 and $2,704, respectively	76,259	85,728
Retainage	17,004	17,944
Inventories	15,141	8,443
Costs and estimated earnings in excess of billings on uncompleted contracts	8,180	9,963
Assets held for sale	1,110	—
Prepaid expenses and other current assets	3,807	2,840

Total current assets	147,385	160,495

LONG-TERM RECEIVABLE, net of allowance of $0 and $59, respectively	259	200
PROPERTY AND EQUIPMENT, net	6,480	8,016
GOODWILL	4,446	4,446
OTHER NON-CURRENT ASSETS, net	6,143	7,087

Total assets	$164,713	$180,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$10,456	$209
Accounts payable and accrued expenses	68,673	78,980
Billings in excess of costs and estimated earnings on uncompleted contracts	25,255	19,585

Total current liabilities	104,384	98,774

LONG-TERM DEBT, net of current maturities	24	10,289
LONG-TERM DEFERRED TAX LIABILITY	285	284
OTHER NON-CURRENT LIABILITIES	6,863	6,596

Total liabilities	111,556	115,943

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 14,977,400 and 14,956,473 outstanding, respectively	154	154
Treasury stock, at cost, 430,402 and 451,329 shares, respectively	(4,546)	(5,595)
Additional paid-in capital	163,871	164,262
Retained deficit	(106,322)	(94,520)

Total stockholders’ equity	53,157	64,301

Total liabilities and stockholders’ equity	$164,713	$180,244

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Years Ended September 30,
	2012	2011	2010
Revenues	$456,115	$406,141	$382,431
Cost of services	398,063	361,757	326,939

Gross profit	58,052	44,384	55,492
Selling, general and administrative expenses	58,609	63,321	74,251
Gain on sale of assets	(168)	(6,555)	(128)
Asset impairment	—	4,804	—
Restructuring charges	—	—	763

Loss from operations	(389)	(17,186)	(19,394)

Interest and other (income) expense:
Interest expense	2,324	2,278	3,513
Interest income	(34)	(68)	(242)
Other income, net	(62)	(7)	(18)

Interest and other expense, net	2,228	2,203	3,253

Loss from operations before income taxes	(2,617)	(19,389)	(22,647)
Provision (benefit) for income taxes	38	172	(36)

Net loss from continuing operations	$(2,655)	$(19,561)	$(22,611)

Discontinued operations (Note 17)
Loss from discontinued operations	(9,158)	(18,288)	(8,539)
(Benefit) provision for income taxes	(11)	(26)	5

Net loss from discontinued operations	(9,147)	(18,262)	(8,544)

Net loss	$(11,802)	$(37,823)	$(31,155)

Loss per share:
Continuing operations	$(0.18)	$(1.35)	$(1.57)
Discontinued operations	$(0.63)	$(1.26)	$(0.59)

Basic	$(0.81)	$(2.61)	$(2.16)

Diluted loss per share:
Continuing operations	$(0.18)	$(1.35)	$(1.57)
Discontinued operations	$(0.63)	$(1.26)	$(0.59)

Diluted	$(0.81)	$(2.61)	$(2.16)

Shares used in the computation of loss per share
Basic	14,625,776	14,493,747	14,409,368
Diluted	14,625,776	14,493,747	14,409,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		APIC	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, September 30, 2009	15,407,802	$154	(790,061)	$(14,097)	$170,732	$(70)	$(25,542)	$131,177
Restricted stock grant	—	—	221,486	807	(807)	—	—	—
Forfeiture of restricted stock	—	—	(38,000)	(217)	217	—	—	—
Acquisition of treasury stock	—	—	(27,323)	(170)	(2)	—	—	(172)
Non-cash compensation	—	—	—	—	1,370	—	—	1,370
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(31,155)	(31,155)

BALANCE, September 30, 2010	15,407,802	$154	(633,898)	$(13,677)	$171,510	$(88)	$(56,697)	$101,202

Restricted stock grant	—	—	333,616	4,595	(4,595)	—	—	—
Forfeiture of restricted stock	—	—	(130,258)	(450)	450	—	—	—
Acquisition of treasury stock	—	—	(20,789)	3,937	(4,009)	—	—	(72)
Non-cash compensation	—	—	—	—	907	—	—	907
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	—	(37,823)	(37,823)

BALANCE, September 30, 2011	15,407,802	$154	(451,329)	$(5,595)	$164,263	$—	$(94,520)	$64,302

Restricted stock grant	—	—	107,500	1,322	(1,322)	—	—	—
Forfeiture of restricted stock	—	—	(32,277)	(92)	92	—	—	—
Acquisition of treasury stock	—	—	(54,296)	(181)		—	—	(181)
Non-cash compensation	—	—	—	—	838	—	—	838
Net loss	—	—	—	—	—	—	(11,802)	(11,802)

BALANCE ,September 30, 2012	15,407,802	$154	(430,402)	$(4,546)	$163,871	$—	$(106,322)	$53,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,802)	$(37,823)	$(31,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(858)	(715)	7,440
Deferred financing cost amortization	209	338	314
Depreciation and amortization	2,146	6,356	5,291
Gain on sale of business units	—	(6,657)	—
Loss (gain) on sale of assets	44	88	(174)
Non-cash compensation expense	838	907	1,370
Impairment	688	4,854	150
Deferred income tax	(39)	(107)	(1,244)
Changes in operating assets and liabilities
Accounts receivable	11,130	(2,761)	17,768
Inventories	(6,698)	(537)	(2,642)
Costs and estimated earnings in excess of billings	1,782	2,222	(995)
Prepaid expenses and other current assets	(273)	1,206	1,820
Other non-current assets	211	3,092	1,463
Accounts payable and accrued expenses	(10,114)	14,861	(5,708)
Billings in excess of costs and estimated earnings	5,670	2,476	(5,898)
Other non-current liabilities	(305)	348	(966)

Net cash used in operating activities	(7,371)	(11,852)	(13,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,877)	(2,688)	(924)
Proceeds from sales of property and equipment	—	1,268	328
Proceeds from sales of facilities	—	16,763	—
Distribution from unconsolidated affiliates	—	—	393

Net cash provided by (used in) investing activities	(1,877)	15,343	(203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	—	—	753
Repayments of debt	(264)	(766)	(18,184)
Purchase of treasury stock	(181)	(72)	(172)
Change in restricted cash	(7,155)	—	—
Payments for debt issuance costs	—	—	(278)

Net cash used in financing activities	(7,600)	(838)	(17,881)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(16,848)	2,653	(31,250)
CASH AND CASH EQUIVALENTS, beginning of period	35,577	32,924	64,174

CASH AND CASH EQUIVALENTS, end of period	$18,729	$35,577	$32,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2012	2011	2010
Cash paid for interest	$1,646	$2,293	$3,899
Cash paid for income taxes	$436	$340	$263
Assets acquired under capital lease	$—	$68	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1.  BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, was founded in June 1997 to establish a leading national provider of electrical services, focusing primarily on the communications, residential, commercial and industrial service and maintenance markets. We provide services from 61 locations serving the United States. The Company is organized into three business segments; Communications, Residential and Commercial & Industrial. The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Our Communications division is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, hi-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our ten offices, which includes our Communications headquarters located in Tempe, Arizona, allowing for dedicated onsite maintenance teams at our customer’s sites.

Our Residential division provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment has expanded its offerings by providing services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The Residential division is made up of 32 total locations, which includes our Residential headquarters in Houston. These division locations geographically cover Texas, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States, including Hawaii.

Our Commercial & Industrial division is one of the largest providers of electrical contracting services in the United States The division offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial division consist of 19 total locations, which includes our Commercial & Industrial headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities, and residential developments. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. Service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short term economic fluctuations.

Controlling Shareholder

At September 30, 2012, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

significant control over our affairs, including the election of directors and any action requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or divisions of the Company, or the Company itself. For a more complete discussion on our relationship with Tontine, please refer to Note 3, “Controlling Shareholder” in the notes to our Consolidated Financial Statements.

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

Asset Impairment

During the fiscal year ended September 30, 2012, the Company recorded a pretax non-cash asset impairment charge of $688 related to real estate held by our Commercial & Industrial segment. The real estate is held within a location selected for closure during 2011. This impairment is to adjust the carrying value of real estate held for sale to the estimated current market value less expected selling expenses, a value at which we expect to sell this real estate within one year. The real estate is classified as assets held for sale within our Consolidated Balance Sheets. The impairment charge is included in our net loss from discontinued operations within our Consolidated Statement of Operations.

During the fiscal year ended September 30, 2011, the Company recorded a pretax non-cash asset impairment charge of $3,551 related to certain internally-developed capitalized software, $968 for our investment in EnerTech Capital Partners II L.P. (“EnerTech”), $142 for goodwill and $143 related to real estate held by the Company which was impaired further in 2012, as noted above. The Company ceased use of the internally-developed software in 2011. As a result, the software has a fair value of zero. The non-cash impairments related to the investment in EnerTech and the real estate are to adjust the carrying value to their estimated current market values.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions by management in

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill, investments, intangible assets and long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, assumptions regarding estimated costs to exit certain divisions, realizability of deferred tax assets, unrecognized tax benefits and self-insured claims liabilities and related reserves.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories generally consist of parts and supplies held for use in the ordinary course of business and are valued at the lower of cost or market generally using the historical average cost or first-in, first-out (FIFO) method. Where shipping and handling costs are borne by us, these charges are included in inventory and charged to cost of services upon use in our projects or the providing of services.

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

Certain securities are classified as available-for-sale. These investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2012. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Goodwill

Goodwill attributable to each reporting unit is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows. These impairment tests are required to be performed at least annually. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital for each of the reportable units. On an ongoing basis (absent any impairment indicators), we perform an impairment test annually using a measurement date of September 30.

As of September 30, 2012, the entire goodwill balance of $4,446 can be attributed to our Residential segment. Based upon the results of our annual impairment analysis, the fair value of our Residential segment significantly exceeded the book value, and warrants no impairment. We recorded goodwill impairment of $142 during the year ended September 30, 2011, bringing the goodwill balance attributable to our Commercial & Industrial segment to zero. There is no goodwill associated with our Communications segment.

Debt Issuance Costs

Debt issuance costs are included in other noncurrent assets and are amortized to interest expense over the scheduled maturity of the debt. Amortization expense of debt issuance costs was $568, $338 and $315, respectively, for the years ended 2012, 2011 and 2010. At September 30, 2012, remaining unamortized capitalized debt issuance costs were $1,139.

Revenue Recognition

We recognize revenue on project contracts using the percentage of completion method. Project contracts generally provide that customers accept completion of progress to date and compensate us for services rendered measured in terms of units installed, hours expended or some other measure of progress. We recognize revenue on both signed contracts and change orders. A discussion of our treatment of claims and unapproved change orders is described later in this section. Percentage of completion for construction contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. We generally consider contracts to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material, labor and insurance costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The balances billed but not paid by customers pursuant to retainage provisions in project contracts will be due upon completion of the

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

contracts and acceptance by the customer. Based on our experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

Certain divisions in the Residential segment use the completed contract method of accounting because the duration of their contracts is short in nature. We recognize revenue on completed contracts when the project is complete and billable to the customer. Provisions for estimated losses on these contracts are recorded in the period such losses are determined.

Service work consists of time and materials projects that are billed at either contractual or current standard rates. Revenues from service work are recognized when services are performed.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed which management believes will be billed and collected within the next twelve months. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. Costs and estimated earnings in excess of billings on uncompleted contracts are amounts considered recoverable from customers based on different measures of performance, including achievement of specific milestones, completion of specified units or at the completion of the contract. Also included in this asset, from time to time, are claims and unapproved change orders which are amounts we are in the process of collecting from our customers or agencies for changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other related causes of unanticipated additional contract costs. Claims are limited to costs incurred and are recorded at estimated realizable value when collection is probable and can be reasonably estimated. We do not recognize profits on project costs incurred in connection with claims. Claims made by us involve negotiation and, in certain cases, litigation. Such litigation costs are expensed as incurred. As of September 30, 2012, 2011 and 2010, there were no material revenues recorded associated with any claims.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. Generally, we do not charge interest on outstanding accounts receivable; however, from time to time we may believe it necessary to charge interest on a case by case basis. Additionally, we provide an allowance for doubtful accounts for specific accounts receivable where collection is considered doubtful as well as for general unknown collection issues based on historical trends. Accounts receivable not determined to be collectible are written off as deemed necessary in the period such determination is made. As is common in our respective industries, some of these receivables are in litigation or require us to exercise our contractual lien rights in order to collect. These receivables are primarily associated with a few divisions within our Commercial & Industrial segment. Certain other receivables are slow-pay in nature and require us to exercise our contractual or lien rights. We believe that our allowance for doubtful accounts is sufficient to cover uncollectible receivables as of September 30, 2012.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Advertising

Advertising and marketing expense for the years ended September 30, 2012, 2011 and 2010 was approximately $420, $512, and $1,547, respectively. Advertising costs are charged to expense as incurred and are included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Operations.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at September 30, 2012, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, our results could be affected. We have determined to fully reserve against such an occurrence.

On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. Internal Revenue Code Section 382 limits the utilization of net operating losses that existed as of the change in ownership in tax periods subsequent to the change in ownership. As such, our utilization after the change date of net operating losses in existence as of the change in ownership is subject to Internal Revenue Code Section 382 limitations for federal income taxes and some state income taxes. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. For the year ended September 30, 2012, we compiled our historical data pertaining to the insurance experiences and actuarially developed the ultimate loss associated with our insurance programs. We believe that the actuarial valuation provides the best estimate of the ultimate losses to be expected under these programs.

The undiscounted ultimate losses of all insurance reserves at September 30, 2012 and 2011, was $6,864 and $8,353, respectively. Based on historical payment patterns, we expect payments of undiscounted ultimate losses to be made as follows:

Year Ended September 30:
2013	$2,948
2014	1,328
2015	821
2016	494
2017	305
Thereafter	968

Total	$6,864

We elect to discount the ultimate losses above to present value using an approximate risk-free rate over the average life of our insurance claims. For the years ended September 30, 2012 and 2011, the discount rate used

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

was 0.6 percent and 1 percent, respectively. The decrease in discount rate is driven by the prolonged decline in interest rates and a decrease in the average life of our associated claims. The present value of all insurance reserves for the employee group health claims, workers’ compensation, auto and general liability recorded at September 30, 2012 and 2011 was $5,228 and $7,040, respectively. Our employee group health claims are anticipated to be resolved within the year ended September 30, 2013.

We had letters of credit of $6,218 outstanding at September 30, 2012 to collateralize our high deductible insurance obligations.

Realization of Long-Lived Assets

We evaluate the recoverability of property and equipment and other long-lived assets as facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required for our assets we plan to hold and use, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. Estimated fair values are determined based on expected future cash flows discounted at a rate we believe incorporates the time value of money, the expectations about future cash flows and an appropriate risk premium.

At September 30, 2012, 2011 and 2010, we performed evaluations of our long-lived assets. These evaluations resulted in impairment charges as described above under “Asset Impairment”.

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. We grant credit, usually without collateral, to our customers, who are generally large public companies, contractors and homebuilders throughout the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, specifically, within the construction, homebuilding and mission critical facility markets. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, management believes that its contract acceptance, billing and collection policies are adequate to manage potential credit risk. We routinely maintain cash balances in financial institutions in excess of federally insured limits. We periodically assess the financial condition of these institutions where these funds are held and believe the credit risk is minimal. As a result of recent credit market turmoil we maintain the majority of our cash and cash equivalents in money market mutual funds.

No single customer accounted for more than 10% of our revenues for the years ended September 30, 2012, 2011 and 2010.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a note payable issued to finance insurance policies, and a $10,000 senior subordinated loan agreement (the “Tontine Term Loan”). We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech, in the accompanying Consolidated Balance Sheets, approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine Term Loan (Level 3) is $10,259 calculated using a market approach based upon Level 3 inputs, including an estimated interest rate reflecting current market conditions at September 30, 2012. For additional information, please refer to Note 8, “Debt – The Tontine Term Loan” of this report.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

We estimate that the fair value of our investment in EnerTech (Level 3) is $988 at September 30, 2012 calculated using quoted market prices for underlying publicly traded securities, and estimated enterprise values determined using cash flow projections and market multiples of the underlying non-public companies. For additional information, please refer to Note 7, “Detail of Certain Balance Sheet Accounts — Securities and Equity Investments — Investment in EnerTech.”

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

Deferred Compensation Plans

The Company maintains a rabbi trust to fund certain deferred compensation plans. The securities held by the trust are classified as trading securities. The investments are recorded at fair value and are classified as other non-current assets in the accompanying Consolidated Balance Sheets as of September 30, 2012 and 2011. The changes in fair values are recorded as unrealized gains (losses) as a component of other income (expense) in the Consolidated Statements of Operations.

The corresponding deferred compensation liability is included in other non-current liabilities on the Consolidated Balance Sheets and changes in this obligation are recognized as adjustments to compensation expense in the period in which they are determined.

3.  CONTROLLING SHAREHOLDER

On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan and $10,000 remains outstanding on the Tontine Term Loan. The Company is currently evaluating its options with regard to repayment of the Tontine Term Loan, including through a refinancing of the loan prior to or at its maturity.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. Tontine has indicated to the Company that it may seek to register some or all of its shares in the near future.

Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (NOLs) for federal and state income tax purposes. While the Company is currently evaluating steps it may take to protect its federal NOLs, including evaluating implementing a tax benefit protection plan that

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

would be designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382, there can be no assurance that such a plan will be implemented or that, if enacted, it would be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

4.  STRATEGIC ACTIONS

We seek to create shareholder value through above average returns on capital and generation of free cash flow. As a result, we have increased our focus on a number of initiatives to return the Company to profitability.

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

In addition, as a result of the continuing significant effects of the recession, during the third quarter of fiscal year 2009, we implemented a more expansive cost reduction program, by further reducing administrative personnel, primarily in the corporate office, and consolidating our Commercial & Industrial administrative functions into one service center. We recorded a total of $8,170 in restructuring charges for the 2009 Restructuring Plan. As part of the restructuring charges, we recognized $154, $2,662, $3,917 and $1,437 in severance and facility closing charges within our Communications, Residential, Commercial & Industrial and Corporate segments, respectively. This 2009 Restructuring Plan was completed in fiscal 2010.

The 2011 Restructuring Plan

In the second quarter of our 2011 fiscal year, we began a new restructuring program (the “2011 Restructuring Plan”) that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we began the closure of certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan was a key element of our commitment to return the Company to profitability.

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to current business prospects and the extended time frame needed to return the facilities to a profitable position. Closure costs associated with the 2011 Restructuring Plan included equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the final stages of winding down these facilities. As part of our restructuring charges within our Commercial & Industrial segment we have recognized $(62) and $1,455 in severance costs, $1,099 and $1,530 in consulting services, and $133 and $799 in costs related to lease terminations for the years ended September 30, 2012 and 2011, respectively. Charges related to the 2011 Restructuring Plan in 2013 are expected to be immaterial.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The 2011 Restructuring Plan pertains only to our Commercial & Industrial segment. The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring liability at September 30, 2011	$1,081	$336	$790	$2,207
Restructuring charges (reversals) incurred	(62)	1,099	133	1,170
Cash payments made	(818)	(1,425)	(594)	(2,837)

Restructuring liability at September 30, 2012	$201	$10	$329	$540

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Lives in Years	Years Ended September 30,
		2012	2011
Land	N/A	$1,795	$1,795
Buildings	5-20	1,491	3,202
Transportation equipment	3-5	1,695	1,720
Machinery and equipment	3-10	4,732	4,463
Leasehold improvements	5-10	2,015	1,772
Information systems	2-8	15,289	14,549
Furniture and fixtures	5-7	887	1,003

		$27,904	$28,504
Less — Accumulated depreciation and amortization		(21,424)	(20,488)

Property and equipment, net		$6,480	$8,016

Depreciation and amortization expense from continuing operations was $2,075, $6,216 and $4,832, respectively, for the years ended September 30, 2012, 2011 and 2010.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted loss per share for the years ended September 30, 2012, 2011 and 2010:

	Years Ended September 30,
	2012	2011
Numerator:
Net loss from continuing operations attributable to common shareholders	$(2,655)	$(19,561)

Net loss from discontinued operations attributable to common shareholders	$(9,147)	$(18,262)

Net loss attributable to common shareholders	$(11,802)	$(37,823)

Net loss	$(11,802)	$(37,823)

Denominator:
Weighted average common shares outstanding — basic	14,625,776	14,493,747
Effect of dilutive stock options and non-vested restricted stock	—	—

Basic loss per share	$(0.81)	$(2.61)
Diluted loss per share	$(0.81)	$(2.61)

For the years ended September 30, 2012, 2011 and 2010, 20,000, 20,000 and 158,500 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the years ended September 30, 2012, 2011 and 2010, 257,826, 376,200 and 348,086 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

7.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts on accounts and long-term receivables consists of the following:

	Years Ended September 30,
	2012	2011
Balance at beginning of period	$2,704	$7,429
Additions to costs and expenses	771	1,071
Deductions for uncollectible receivables written off, net of recoveries	(1,687)	(5,796)

Balance at end of period	$1,788	$2,704

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Accounts payable and accrued expenses consist of the following:

	Years Ended September 30,
	2012	2011
Accounts payable, trade	$39,879	$49,556
Accrued compensation and benefits	13,312	11,662
Accrued insurance liabilities	5,229	7,040
Other accrued expenses	10,253	10,722

	$68,673	$78,980

Contracts in progress are as follows:

	Years Ended September 30,
	2012	2011
Costs incurred on contracts in progress	$402,738	$335,204
Estimated earnings	33,931	21,942

	436,669	357,146
Less — Billings to date	(453,744)	(366,768)

Net contracts in progress	$(17,075)	$(9,622)

Costs and estimated earnings in excess of billings on uncompleted contracts	8,180	9,963
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(25,255)	(19,585)

Net contracts in progress	$(17,075)	$(9,622)

Other non-current assets are comprised of the following:

	Years Ended September 30,
	2012	2011
Deposits	$2,137	$3,986
Deferred tax assets	1,065	1,040
Executive Savings Plan assets	533	477
Securities and equity investments	919	1,003
Other	1,489	581

Total	$6,143	$7,087

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

Investment in EnerTech

In April 2000, we committed to invest up to $5,000 in EnerTech. As of September 30, 2009, we fulfilled our $5,000 investment under this commitment. As our investment is 2.31% of the overall ownership in EnerTech at September 30, 2012 and 2011, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at September 30, 2012 and 2011 was $919 and $1,003, respectively. Our results of operations for the year ended September 30, 2011, includes a write down of $967 attributable to our investment in EnerTech.

The following table presents the reconciliation of the carrying value and unrealized gains (losses) to the fair value of the investment in EnerTech as of September 30, 2012 and 2011:

	Years Ended September 30,
	2012	2011
Carrying value	$919	$1,003
Unrealized gains	69	—

Fair value	$988	$1,003

At each reporting date, the Company performs evaluations of impairment for securities to determine if any unrealized losses are other-than-temporary. For equity securities, this evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at September 30, 2012 indicated our investment was not impaired. As of September 30, 2012 and 2011, the carrying value of these investments was $919 and $1,003, respectively. See Note 15, “Fair Value Measurements” for related disclosures relative to fair value measurements.

In June 2012, we received a distribution from Enertech of $84, which was applied as a reduction in the carrying value of the investment.

On December 31, 2011, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2012. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2013 with the consent of the fund’s valuation committee.

Arbinet Corporation

On May 15, 2006, we received a distribution from the investment in EnerTech of 32,967 shares in Arbinet Corporation. We sold these shares in fiscal 2011; accordingly, the amount of unrealized holding losses included in other comprehensive income at September 30, 2012, 2011 and 2010 is $0 and $0 and $88 respectively.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

8.  DEBT

Debt consists of the following:

	September 30, 2012	September 30, 2011
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	196	—
Capital leases and other	284	498

Total debt	10,480	10,498
Less — Short-term debt and current maturities of long-term debt	(10,456)	(209)

Total long-term debt	$24	$10,289

Future payments on debt at September 30, 2012 are as follows:

	Capital Leases and Other	Insurance Financing	Term Debt	Total
2012	$—	$196	$—	$196
2013	317	—	10,000	10,317
2014	27	—	—	27
2015	—	—	—	—
2016	—	—	—	—
Thereafter	—	—	—	—
Less: Imputed Interest	(60)	—	—	(60)

Total	$284	$196	$10,000	$10,480

For the years ended September 30, 2012, 2011 and 2010, we incurred interest expense of $2,324, $2,278 and $3,513, respectively.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Credit Facility”) with Wells Fargo Bank, National Association. The 2012 Credit Facility will mature on August 9, 2015, unless earlier terminated. The Credit Agreement is filed as an Exhibit to this Form 10-K and any description thereof is qualified in its entirety by the terms of the Credit Agreement.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. The 2012 Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the Credit Agreement) is less than $20,000 or Excess Availability is less than $7,500.

Borrowings under the 2012 Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

the 2012 Credit Facility, amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock and on our ability to repay the Tontine Term Loan.

At September 30, 2012, we had $21,607 available to us under the 2012 Credit Facility, $700 in outstanding letters of credit with Wells Fargo and no outstanding borrowings. The terms surrounding the 2012 Credit Facility agreement with Wells Fargo require that we cash collateralize 100% of our letter of credit balance. As such, we have $700 classified as restricted cash within the Balance Sheet as of September 30, 2012.

At September 30, 2012, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20.0 million or Excess Availability is less than $7.5 million. As of September 30, 2012, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20.0 million and Excess Availability was in excess of $7.5 million; had we not met these thresholds at September 30, 2012, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

While we expect to meet our financial covenants, in the event that we are not able to meet the covenants of our 2012 Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.

The 2006 Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “2006 Credit Facility”) with Bank of America, N.A. and certain other lenders. On

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

August 9, 2012, the 2006 Credit Facility was replaced by the 2012 Credit Facility. The 2006 Credit Facility and its amendments are filed as Exhibits to this Form 10-K and any descriptions thereof are qualified in their entirety by the terms of the 2006 Credit Facility or its respective amendments. On May 7, 2008, we renegotiated the terms of our 2006 Credit Facility and entered into an amended agreement with the same financial institutions. On April 30, 2010, we renegotiated the terms of, and entered into an amendment to the Loan and Security Agreement pursuant to which the maturity date was extended to May 31, 2012. In connection with the amendment, we incurred an amendment fee of $200, which was amortized over 24 months.

On December 15, 2011, we renegotiated the terms of, and entered into an amendment to, the Loan and Security Agreement without incurring termination charges. Under the terms of the amended 2006 Credit Facility, the size of the facility was reduced to $40,000 and the maturity date was extended to November 12, 2012. Under the terms of the amended 2006 Credit Facility, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral was added to the borrowing base calculation at 100% throughout the term of the agreement. The 2006 Credit Facility required that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability was less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability had been at least $25,000 for a period of 60 consecutive days. The amended Agreement also called for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit was the same as borrowings and also included a 25 basis point “fronting fee.” All other terms and conditions remained unchanged. In connection with the amendment, we incurred an amendment fee of $60 which, together with unamortized balance of the prior amendment was amortized using the straight line method through August 30, 2012.

The 2006 Credit Facility was guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2006 Credit Facility contained customary affirmative, negative and financial covenants. The 2006 Credit Facility also restricted us from paying cash dividends and placed limitations on our ability to repurchase our common stock.

Borrowings under the 2006 Credit Facility could not exceed a “borrowing base” that was determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2006 Credit Facility in effect as of August 30, 2012, interest for loans and letter of credit fees was based on our Total Liquidity, which is calculated for any given period as the sum of average daily availability for such period plus average daily unrestricted cash on hand for such period as follows:

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

At September 30, 2012, we had $6,148 in outstanding letters of credit with Bank of America. The terms surrounding the termination of the 2006 Credit Facility require that we cash collateralize 105% of our letter of credit balance. As such, we have $6,455 classified as restricted cash within the Balance Sheet as of September 30, 2012.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

For the year ended September 30, 2012, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.49% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

As of August 9, 2012, we were subject to the financial covenant under the 2006 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability is less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability has been at least $25,000 for a period of 60 consecutive days. As of August 9, 2012, our Total Liquidity was in excess of $25,000.

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine. The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P, also a related party. We may repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. The Company is currently evaluating its options with regard to repayment of the Tontine Term Loan, including through a refinancing of the loan prior to or at its maturity.

The Tontine Term Loan is subordinated to the 2012 Credit Facility. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers and contains no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Credit Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the years ended September 30, 2012, 2011 and 2010 was $182, $172 and $157, respectively, which is included in depreciation expense in the accompanying statements of operations.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Rent expense was $3,461, $4,056 and $4,599 for the years ended September 30, 2012, 2011 and 2010, respectively, and included within the selling, general and administrative expenses in the Consolidated Statements of Operations.

Future minimum lease payments under these non-cancelable operating leases with terms in excess of one year are as follows:

Year Ended September 30:
2013	$3,464
2014	2,477
2015	1,493
2016	940
2017	542
Thereafter	751

Total	$9,667

10.  INCOME TAXES

Federal and state income tax provisions for continuing operations are as follows:

	Years Ended September 30,
	2012	2011	2010
Federal:
Current	$—	$—	$—
Deferred	—	—	—
State:
Current	253	250	114
Deferred	(215)	(78)	(150)

	$38	$172	$(36)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

	Years Ended September 30,
	2012	2011	2010
Provision (benefit) at the statutory rate	$(918)	$(6,786)	$(7,926)
Increase resulting from:
Non-deductible expenses	490	548	511
State income taxes, net of federal deduction	106	—	—
Change in valuation allowance	581	7,066	7,907
Other	—	16	31
Decrease resulting from:
State income taxes, net of federal deduction	—	(600)	(326)
Contingent tax liabilities	(206)	(72)	(233)
Other	(15)	—	—

	$38	$172	$(36)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. The income tax effects of these temporary differences, representing deferred income tax assets and liabilities, result principally from the following:

	Years Ended September 30,
	2012	2011
Deferred income tax assets:
Allowance for doubtful accounts	$675	$998
Accrued expenses	6,254	5,646
Net operating loss carryforward	106,004	103,650
Various reserves	1,085	1,728
Equity losses in affiliate	292	286
Share-based compensation	2,757	2,676
Capital loss carryforward	3,909	3,889
Property	397	—
Other	1,651	1,836

Subtotal	123,024	120,709
Less valuation allowance	(121,962)	(119,738)

Total deferred income tax assets	$1,062	$971
Deferred income tax liabilities:
Property and equipment	$—	$—
Deferred contract revenue and other	(196)	(106)

Total deferred income tax liabilities	(196)	(106)

Net deferred income tax assets	$866	$865

In 2002, we adopted a tax accounting method change that allowed us to deduct goodwill for income tax purposes that had previously been classified as non-deductible. The accounting method change resulted in additional amortizable tax basis in goodwill. We believe the realization of the additional tax basis in goodwill is less than probable and have not recorded a deferred tax asset. Although a deferred tax asset has not been recorded through September 30, 2012, we have derived a cumulative cash tax reduction of $11,443 from the change in tax accounting method and the subsequent amortization of the additional tax goodwill. In addition, the amortization of the additional tax goodwill has resulted in additional federal net operating loss carry forwards of $138,892 and state net operating loss carry forwards of $13,622. We believe the realization of the additional net operating loss carry forwards is less than probable and have not recorded a deferred tax asset. We have $2,936 of tax basis in the additional tax goodwill that remains to be amortized. As of September 30, 2012, approximately two years remain to be amortized.

As of September 30, 2012, we had available approximately $451,853 of federal net tax operating loss carry forward for federal income tax purposes, including $138,892 resulting from the additional amortization of tax goodwill. This carry forward, which may provide future tax benefits, will begin to expire in 2022. On May 12, 2006, we had a change in ownership as defined in Internal Revenue Code Section 382. As such, our utilization after the change date of our net operating loss in existence as of the change of control date was subject to Section 382 limitations for federal income taxes and some state income taxes. The annual limitation under Section 382 on the utilization of federal net operating losses was approximately $20,000 for the first five tax years subsequent to the change in ownership and $16,000 thereafter. Approximately $280,934 of federal net operating losses will not be subject to this limitation. Also, after applying the Section 382 limitation to available state net operating loss carry forwards, we had available approximately $139,654 state net tax operating loss

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

carry forwards, including $13,622 resulting from the additional amortization of tax goodwill which begin to expire as of September 30, 2012. We have provided valuation allowances on all net operating losses where it is determined it is more likely than not that they will expire without being utilized.

In assessing the realizability of deferred tax assets at September 30, 2012, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Our realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. However, GAAP guidelines place considerably more weight on historical results and less weight on future projections when there is negative evidence such as cumulative pretax losses in recent years. We incurred a cumulative pretax loss for September 30, 2012, 2011 and 2010. In the absence of specific favorable evidence of sufficient weight to offset the negative evidence of the cumulative pretax loss, we have provided valuation allowances of $117,343 for all federal deferred tax assets and $4,503 for certain state deferred tax assets. We believe that $457 of federal deferred tax assets will be realized by offsetting reversing deferred tax liabilities. We believe that $866 of state deferred tax assets will be realized and valuation allowances were not provided for these assets. We will evaluate the appropriateness of our remaining deferred tax assets and valuation allowances on at least annually at the end of each fiscal year.

As a result of the reorganization and related adjustment to the book basis in goodwill, we have tax basis in excess of book basis in amortizable goodwill of approximately $23,902. The tax basis in amortizable goodwill in excess of book basis is not reflected as a deferred tax asset. To the extent the amortization of the excess tax basis results in a cash tax benefit, the benefit will first go to reduce goodwill, then other long-term intangible assets, and then additional paid-in capital. As of September 30, 2012, we have received $72 in cash tax benefits related to the amortization of excess tax basis.

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

A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows:

Balance at October 1, 2011	$5,545
Additions for position related to current year	5
Additions for positions of prior years	6
Reduction resulting from the lapse of the applicable statutes of limitations	(213)
Reduction resulting from settlement of positions of prior years	—

Balance at September 30, 2012	$5,343

As of September 30, 2012, $5,343 of unrecognized tax benefits would result in a decrease in the provision for income tax expense. We anticipate that approximately $58 of unrecognized tax benefits, including accrued interest, may reverse in the next twelve months. The reversal is predominately due to the expiration of the statutes of limitation for unrecognized tax benefits.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

We had approximately $15 and $178 accrued for the payment of interest and penalties at September 30, 2012 and 2011, respectively. We recognize interest and penalties related to unrecognized tax benefits as part of the provision for income taxes.

We are currently not under federal audit by the Internal Revenue Service. The tax years ended September 30, 2009 and forward are subject to audit as are tax years prior to September 30, 2008, to the extent of unutilized net operating losses generated in those years.

The net deferred income tax assets and liabilities are comprised of the following:

	Years Ended September 30,
	2012	2011
Current deferred income taxes:
Assets	$283	$216
Liabilities	(197)	(107)

Net deferred tax asset, current	$86	$109

Noncurrent deferred income taxes:
Assets	$1,065	$1,040
Liabilities	(285)	(284)

Net deferred tax asset, non-current	780	756

Net deferred income tax assets	$866	$865

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the years ended September 30, 2012, 2011 and 2010 is as follows:

	Years Ended September 30, 2012
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$121,492	$129,974	$204,649	$—	$456,115
Cost of services	103,288	109,274	185,501	—	398,063

Gross profit	18,204	20,700	19,148	—	58,052
Selling, general and administrative	13,431	19,703	17,166	8,309	58,609
Loss (gain) on sale of assets	(60)	24	(132)	—	(168)

Income (loss) from operations	$4,833	$973	$2,114	$(8,309)	$(389)

Other data:
Depreciation and amortization expense	$260	$375	$244	$1,196	$2,075
Capital expenditures	569	666	341	301	1,877
Total assets	$29,603	$33,927	$65,929	$35,254	$164,713

	Years Ended September 30, 2011
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$83,615	$114,732	$207,794	$—	$406,141
Cost of services	71,142	96,042	194,573	—	361,757

Gross profit	12,473	18,690	13,221	—	44,384
Selling, general and administrative	9,578	18,441	21,788	13,514	63,321
Loss (gain) on sale of assets	—	116	(33)	(6,638)	(6,555)
Asset Impairments	72	—	71	4,661	4,804

Income (loss) from operations	$2,823	$133	$(8,605)	$(11,537)	$(17,186)

Other data:
Depreciation and amortization expense	$278	$514	$1,575	$3,849	$6,216
Capital expenditures	$928	$181	$431	$1,148	$2,688
Total assets	$23,073	$23,584	$79,506	$54,081	$180,244

	Years Ended September 30, 2010
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$69,171	$115,947	$197,313	$—	$382,431
Cost of services	56,760	92,422	177,757	—	326,939

Gross profit	12,411	23,525	19,556	—	55,492
Selling, general and administrative	7,298	23,736	29,047	14,170	74,251
Loss (gain) on sale of assets	—	23	(86)	(65)	(128)
Restructuring charge	16	—	698	49	763

Income (loss) from operations	$5,097	$(234)	$(10,103)	$(14,154)	$(19,394)

Other data:
Depreciation and amortization expense	$370	$949	$1,979	$1,534	$4,832
Capital expenditures	$31	$178	$363	$352	$924
Total assets	$28,092	$27,279	$86,335	$66,154	$207,860

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

Treasury Stock

During the year ended September 30, 2012, we repurchased 54,296 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan, and 32,277 unvested shares were forfeited by former employees and returned to treasury stock. We issued 107,500 shares out of treasury stock under our share-based compensation programs.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forfeitures	Shares Outstanding	Expense recognized through September 30, 2012
2006	384,850	$24.78	258,347	126,503	—	$6,402
2006	25,000	$17.36	25,000	—	—	$434
2007	20,000	$25.08	20,000	—	—	$502
2007	4,000	$26.48	4,000	—	—	$106
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	59,347	77,439	88,700	$495
2011	320,000	$3.39	87,579	68,761	163,660	$388
2012	107,500	$2.07	—	—	107,500	$50

During the years ended September 30, 2012, 2011 and 2010, we recognized $536, $787, and $1,272, respectively, in compensation expense related to these restricted stock awards. At September 30, 2012, the unamortized compensation cost related to outstanding unvested restricted stock was $503. We expect to recognize $348 and $155 of this unamortized compensation expense during the years ended September 30, 2013 and 2014, respectively. A summary of restricted stock awards for the years ended September 30, 2012, 2011 and 2010 is provided in the table below:

	Years Ended September 30,
	2012	2011	2010
Unvested at beginning of year	376,200	352,086	230,716
Granted	107,500	320,000	225,486
Vested	(192,973)	(165,628)	(66,116)
Forfeited	(32,901)	(130,258)	(38,000)

Unvested at end of year	257,826	376,200	352,086

The fair value of shares vesting during the years ended September 30, 2012, 2011 and 2010 was $661, $520 and $423, respectively. Fair value was calculated as the number of shares vested times the market price of shares on

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

the date of vesting. The weighted average grant date fair value of unvested restricted stock at September 30, 2012 was $2.59.

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the years ended September 30, 2012, 2011 and 2010, we recognized $159, $100, and $125 in compensation expense related to these grants.

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the years ended September 30, 2012, 2011 and 2010, we recognized $129, $0, and $0 in compensation expense related to these grants.

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

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2009	158,500	$18.66
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2012	20,000	$3.24

The following table summarizes options outstanding and exercisable at September 30, 2012:

Range of Exercise Prices	Outstanding as of September 30, 2012	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of September 30, 2012	Weighted-Average Exercise Price
$3.24	20,000	8.80	$3.24	—	$3.24

	20,000	8.80	$3.24	—	$3.24

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire between July 2016 and November 2018.

During the years ended September 30, 2012, 2011 and 2010, we recognized $14, $19 and $99, respectively, in compensation expense related to these awards. At September 30, 2012, the unamortized compensation cost related to outstanding unvested stock options was $25. We expect to recognize $14 and $11 of this unamortized compensation expense during the year ended September 30, 2013 and 2014.

There was no intrinsic value of stock options outstanding and exercisable at September 30, 2012 and 2011, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

13.  RELATED-PARTY TRANSACTIONS

In connection with some of our original acquisitions, certain divisions have entered into related party lease arrangements with former owners for facilities. Related party lease expense for the years ended September 30, 2012, 2011 and 2010 was $198, $265 and $432, respectively. Future commitments with respect to these leases are included in the schedule of minimum lease payments in Note 9, “Leases.”

As described more fully in Note 8, “Debt – The Tontine Term Loan,” we entered into a $25,000 term loan with Tontine, a related party, in December 2007. On April 30, 2010, the Company issued a $15,000 payment towards the Tontine Term Loan, resulting in a reduction in interest expenses related to the Tontine Term Loan. During the years ended September 30, 2012, 2011 and 2010 we incurred interest expense of $1,103, $1,100 and $2,058, respectively, related to the Tontine Term Loan.

On March 29, 2012, we entered into a sublease agreement with Tontine Associates, LLC, an affiliate of Tontine, for corporate office space in Greenwich, Connecticut. The lease extends from April 1, 2012 through March 31, 2014, with monthly payments due in the amount of $6. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord.

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

Management Incentive Plan

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

On September 28, 2011, the Compensation Committee of the Board of Directors, of IES approved and adopted the Annual Incentive Plan for fiscal year 2012 including the performance-based criteria by which potential payouts to participants will be determined. The total award under the Annual Incentive Plan was dependent on the level of achievement against performance goals. As of September 30, 2012, we had recorded a total liability for incentive compensation of approximately $925, which was paid in fiscal 2013.

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

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $827 and $781 recorded as of September 30, 2012 and 2011, respectively.

15.  FAIR VALUE MEASUREMENTS

Fair Value Measurement Accounting

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Money market accounts	$7,204	$7,204	—	—
Executive Savings Plan assets	533	533	—	—
Executive Savings Plan liabilities	(418)	(418)	—	—
Ener Tech	988	—	—	988

Total	$8,307	$7,319	—	988

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

We estimated the fair value of our debt securities, solely consisting of our investment in EPV, within the Level 3 hierarchy based on current available information surrounding the private company in which we invested. The fair value of the investments in debt securities was $0 at September 30, 2012 and $0 at September 30, 2011. In the years ended September 30, 2012, 2011 and 2010, we recognized $0, $0 and $150, respectively, of impairment to these securities.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site. In addition, we have tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of September 30, 2012, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

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

Following mediation, the parties settled this matter on August 23, 2012. The settlement terms include a $1,250 payment by the Company to TekWorks in exchange for the Company’s receipt of certain business assets from TekWorks, mutual releases and non-competition agreements with respect to certain customers of each party. Each party has also agreed to bear its own costs and fees incurred in connection with this matter.

In June 2012, the Company recorded a reserve in the amount of $1,230 related to this matter. While the Company remains convinced that its potential exposure in this matter if the case were to have proceeded to trial was substantially less than the settlement amount, the Company believes that settlement of this matter was in the best interest of the Company and its shareholders, given the anticipated expense of litigation and the loss of productivity and uncertainty associated with taking the matter to trial.

Hamilton Wage and Hour

On August 29, 2012, Integrated Electrical Services, Inc. was served with a wage and hour suit seeking class action certification in the United States District Court for the Eastern District of Texas, Beaumont Division. On December 4, 2012, the Company was served with a second lawsuit alleging the same claims, but with different named plaintiffs. Both cases are among several filed by the plaintiffs’ attorney against contractors working in the Motiva plant in Port Arthur, Texas, on various projects over the last several years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. It does not appear the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal judge has ruled that the time spent traveling on the busses is not compensable. Our investigation indicates that all other activities alleged either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and following initial discovery, will seek dismissal of the case through summary judgment. As of September 30, 2012, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At September 30, 2012, we had $5,229 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of September 30, 2012, we had reserved $756 for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At September 30, 2012, $6,218 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of September 30, 2012, the estimated cost to complete our bonded projects was approximately $67,177. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. On May 7, 2010 we entered into a new surety agreement. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of September 30, 2012, we had cash totaling $1.0 million to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At September 30, 2012, $630 of our outstanding letters of credit were to collateralize our vendors.

On January 9, 2012, we entered into a settlement agreement with regard to $2,000 of collateral held by a surety who previously issued construction payment and performance bonds for us. The agreement called for a total

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

settlement of $2,200 to be paid in monthly installments through February 2013. In the event of default, we are entitled to file and execute upon an agreed judgment in our favor in the amount of $2,450. As of September 30, 2012, we have received payments of $175, which is not in accordance with the payment plan. On August 7, 2012, we reached an amended agreement with the surety and did not file the agreed judgment. The amended agreement provides for additional collateral and calls for the total settlement amount of $2,025 ($2,200 less the $175 already received) to be paid in monthly installments beginning September 30, 2012 through July 2014 with an interest rate of 12%. The terms of the agreed judgment remain the same. Collection of this debt is deemed probable, but there is a risk of loss ranging from $0 to $1,725, the recorded value as of the filing of this annual report on Form 10-K. While the surety failed to make timely payments on the first two payment dates under the amended settlement agreement, the surety ultimately made the payments prior to a payment default, first through an amendment of terms adjusting the payment schedule to begin in October 2012 at a higher monthly rate and then, for the second payment, by making the payment during the specified cure period under the settlement agreement. To date, we have made no adjustment to the outstanding receivable balance, which was $1,825 as of September 30, 2012, and, in any event, intend to aggressively pursue full payment. In the event the surety breaches the agreement and fails to make payment to us, we intend to file the agreed judgment in the amount of $2,450, less payment made to the date of such filing, which potentially would result in additional income of $450.

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of September 30, 2012, we had no such open purchase commitments.

17.   DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. These facilities were a key aspect of our commitment to return the Company to profitability and selected based on their current business prospects and the extended time frame needed to return the facilities to a profitable position. From the time of identification through September 30, 2012 we have sub-leased or terminated our lease contracts for leased facilities. We have satisfied substantially all of our contracts through either the subcontracting or self-performance. We have substantially concluded the closure of these facilities as of September 30, 2012. Results from operations of these facilities for the years ended September 30, 2012, 2011, and 2010 are presented in our Consolidated Statements of Operations as discontinued operations.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The components of the results of discontinued operations for these facilities are as follows:

	Years Ended September 30,
	2012	2011	2010
Revenues	$16,279	$69,222	$80,999
Cost of services	20,941	78,220	79,049

Gross profit	(4,662)	(8,998)	1,950
Selling, general and administrative	2,557	5,536	10,627
Loss (gain) on sale of assets	769	(28)	(47)
Restructuring charge	1,170	3,785	—
Other (income) expense	—	(3)	(91)

Loss from discontinued operations	(9,158)	(18,288)	(8,539)
(Benefit) provision for income taxes	(11)	(26)	5

Net loss from discontinued operations	$(9,147)	$(18,262)	$(8,544)

Included in the Consolidated Balance Sheets at September 30, 2012 and 2011 are the following major classes of assets and liabilities associated with discontinued operations:

	Years Ended September 30,
	2012	2011
Assets of discontinued operations:
Current	$6,127	$21,030
Noncurrent	—	1,826
Liabilities of discontinued operations:
Current	$3,005	$14,268

18.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended September 30, 2012 and 2011, are summarized as follows:

	Fiscal Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$108,998	$107,608	$116,128	$123,381
Gross profit	$13,193	$13,789	$14,256	$16,814
Net income (loss) from continuing operations	$192	$(1,186)	$(1,213)	$(448)
Net loss from discontinued operations	$(3,913)	$(2,245)	$(1,963)	$(1,026)
Net loss	$(3,721)	$(3,431)	$(3,176)	$(1,474)
Loss per share from continuing operations:
Basic	$0.01	$(0.08)	$(0.08)	$(0.03)
Diluted	$0.01	$(0.08)	$(0.08)	$(0.03)
Loss per share from discontinued operations:
Basic	$(0.27)	$(0.15)	$(0.13)	$(0.07)
Diluted	$(0.27)	$(0.15)	$(0.13)	$(0.07)
Earnings loss per share:
Basic	$(0.26)	$(0.23)	$(0.22)	$(0.10)
Diluted	$(0.26)	$(0.23)	$(0.22)	$(0.10)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

	Fiscal Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$91,161	$100,033	$104,286	$110,661
Gross profit	$10,603	$6,868	$12,983	$13,929
Net income (loss) from continuing operations	$(3,353)	$(9,629)	$(3,172)	$(3,406)
Net loss from discontinued operations	$(946)	$(502)	$(8,203)	$(8,612)
Net loss	$(4,299)	$(10,131)	$(11,375)	$(12,018)
Loss per share from continuing operations:
Basic	$(0.23)	$(0.66)	$(0.22)	$(0.23)
Diluted	$(0.23)	$(0.66)	$(0.22)	$(0.23)
Loss per share from discontinued operations:
Basic	$(0.07)	$(0.03)	$(0.57)	$(0.59)
Diluted	$(0.07)	$(0.03)	$(0.57)	$(0.59)
Earnings loss per share:
Basic	$(0.30)	$(0.70)	$(0.78)	$(0.83)
Diluted	$(0.30)	$(0.70)	$(0.78)	$(0.83)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the restatements discussed in the explanatory note and in Notes 17 and 18 of our financial statements in our Form 10-K/A for the fiscal year ended September 30, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified two material weaknesses in our internal control over financial reporting with respect to our inter-departmental communications processes at our Corporate office and within our Commercial & Industrial segment. Specifically, the Company’s policies, procedures and personnel resources responsible for both our vacation accrual and certain other expenses, including software amortization, were not effective. Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Integrated Electrical Services’ internal control over financial reporting was effective as of September 30, 2012.

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

As of the March 30, 2012 filing of the December 31, 2011 form 10-Q we believe the steps identified above have remediated the identified material weaknesses. Apart from the completion of this remediation process, there have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required to be included Item 10 of Part III of this Form 10-K is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Report of the Audit Committee” and “Election of Directors” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC no later than December 28, 2012.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of September 30, 2012 with respect to shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of the Board of Directors under the Company’s existing equity compensation plans. For additional information about our equity compensation plans, see Note 12, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-K.

(b) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

4.1	Note Purchase Agreement, dated as of December 12, 2007, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

4.2	First amendment, dated November 12, 2008, to Note Purchase Agreement by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and other borrowers thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2008)

4.3	Amendment No. 1 to Note Purchase Agreement, dated as of August 9, 2012, by and among Tontine Capital Partners, L.P., Integrated Electrical Services, Inc. and the other borrowers parties thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2012)

4.4	Amended and Restated Senior Subordinated Note, dated as of August 9, 2012. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2012)

4.5	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)

10.1	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7	Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.8	Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.9	Amendment, dated October 1, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006) Report on Form 8-K filed December 5, 2006)

10.10	Amendment and Waiver, dated October 13, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2006)

10.11	Amendment, dated December 11, 2006, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2006)

10.12	Amendment, dated May 7, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2007)

10.13	Amendment, dated December 11, 2007, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.14	Amendment, dated March 5, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2008)

10.15	Amendment, dated May 7, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008)

10.16	Amendment, dated as of August 13, 2008, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.17	Amendment, dated April 30, 2010, to Loan and Security Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of American, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010)

10.18	Amendment, dated December 15, 2011, to Loan and Security Agreement, dated May 12, 2006, by and among the Company and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2011)

10.19	Pledge Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc. and its subsidiaries, Bank of America, N.A. and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.20	Credit and Security Agreement, dated August 9, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2012)

10.21	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.22	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.23	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.24	First Amendment to Registration Rights Agreement, dated September 11, 2007, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates.(1)

10.25	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

10.26	Form of Phantom Share Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

10.27	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

10.28	Amended and Restated Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.29	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

10.30	Management Incentive Plan fiscal 2010 (Incorporated be reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.31	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

10.32	Long Term Incentive Program Payment Schedule for Fiscal Year 2009 — 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2008)

10.33	Management Incentive Plan Fiscal 2010 Performance criteria (Incorporated by reference to Exhibit 10.2 to the Companies to the Current Report on Form 8-K filed on December 11, 2009)

10.34	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

10.35	Integrated Electrical Services, Inc. Executive Severance Benefit Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2012)

10.36	Employment Agreement, dated March 29, 2010, by and between the Company and Terry L. Freeman. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2010)

10.37	First Amendment to Employment Agreement, dated September 24, 2010, by and between the Company and Terry L. Freeman. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 24, 2010)

10.38	Consulting Agreement, dated January 20, 2012, by and between the Company and Terry L. Freeman.(1)*

10.39	Separation Agreement, dated August 31, 2012, by and between the Company and William L. Fiedler.(1)*

10.40	Consulting Agreement, dated August 31, 2012, by and between the Company and William L. Fiedler.(1)*

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young LLP(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.CAL	XBRL Calculation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
**	Furnished herewith

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2012.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/S/ JAMES M. LINDSTROM
James M. Lindstrom
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of INTEGRATED ELECTRICAL SERVICES, INC. hereby constitutes and appoints James M. Lindstrom and Gail D. Makode, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any or all amendments to this report, with any and all exhibits thereto, and all other documents required to be filed therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2012.

Signature	Title
/s/ James M. Lindstrom James M. Lindstrom	Chief Executive Officer, President and Chairman of the Board
/s/ Robert W. Lewey Robert W. Lewey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Charles H. Beynon Charles H. Beynon	Director
/s/ Joseph L. Dowling III Joseph L. Dowling III	Director
/s/ David B. Gendell David B. Gendell	Director
/s/ Donald L. Luke Donald L. Luke	Director
/s/ John E. Welsh III John E. Welsh III	Director