Form 10-Q
period 2012-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2013-02-14
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

On February 14, 2013, there were 15,057,214 shares of common stock outstanding.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Exhibit 2.1

Exhibit 10.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

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

•

credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations, and potentially impede the collectability of our accounts receivable;

•

the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements and financing and surety arrangements; and

•	additional closures or sales of facilities could result in significant future charges and a significant disruption of our operations.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors” as well as the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, restructuring efforts, borrowing availability, cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INDUSTRY AND MARKET DATA

This quarterly report on Form 10-Q includes certain industry and market data that we obtained from independent industry publications or other published independent sources. These publications generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these publications is reliable, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic or operational assumptions relied upon therein.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31,	September 30,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,873	$18,729
Restricted cash	7,564	7,155
Accounts receivable:
Trade, net of allowance of $1,649 and $1,788, respectively	73,478	76,259
Retainage	19,015	17,004
Inventories	13,034	15,141
Costs and estimated earnings in excess of billings on uncompleted contracts	8,031	8,180
Assets held for sale	1,110	1,110
Prepaid expenses and other current assets	6,365	3,807

Total current assets	149,470	147,385

LONG-TERM RECEIVABLE, net of allowance of $0 and $0, respectively	213	259
PROPERTY AND EQUIPMENT, net	6,018	6,480
GOODWILL	4,446	4,446
OTHER NON-CURRENT ASSETS, net	5,011	6,143

Total assets	$165,158	$164,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,471	$456
Current maturities of long-term debt, related party	7,083	10,000

Current maturities of long-term debt, total	9,554	10,456
Accounts payable and accrued expenses	69,085	68,673
Billings in excess of costs and estimated earnings on uncompleted contracts	22,930	25,255

Total current liabilities	101,569	104,384

LONG-TERM DEBT, net of current maturities, related party	2,917	24
LONG-TERM DEFERRED TAX LIABILITY	285	285
OTHER NON-CURRENT LIABILITIES	6,575	6,863

Total liabilities	111,346	111,556

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 15,057,140 and 14,977,400 outstanding, respectively	154	154
Treasury stock, at cost, 350,662 and 430,402 shares, respectively	(3,297)	(4,546)
Additional paid-in capital	162,767	163,871
Retained deficit	(105,812)	(106,322)

Total stockholders’ equity	53,812	53,157

Total liabilities and stockholders’ equity	$165,158	$164,713

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Three Months Ended December 31,
	2012	2011
Revenues	$127,264	$108,998
Cost of services	109,284	95,805

Gross profit	17,980	13,193
Selling, general and administrative expenses	14,922	12,655
Gain on sale of assets	(19)	(137)

Income from operations	3,077	675

Interest and other (income) expense:
Interest expense	607	622
Interest income	(12)	(85)
Other expense (income), net	1,734	(35)

Interest and other expense, net	2,329	502

Income from continuing operations before income taxes	748	173
Provision (benefit) for income taxes	115	(19)

Net income from continuing operations	$633	$192

Discontinued operations (Note 12)
Loss from discontinued operations	(138)	(3,726)
(Benefit) provision for income taxes	(15)	187

Net loss from discontinued operations	(123)	(3,913)

Net income (loss)	$510	$(3,721)

Earnings (loss) per share:
Continuing operations	$0.04	$0.01
Discontinued operations	$(0.01)	$(0.27)

Basic	$0.03	$(0.26)
Diluted earnings (loss) per share:
Continuing operations	$0.04	$0.01
Discontinued operations	$(0.01)	$(0.27)

Diluted	$0.03	$(0.26)
Shares used in the computation of earnings (loss) per share
Basic	14,801,903	14,569,089
Diluted	14,919,189	14,569,089

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$510	$(3,721)
Adjustments to reconcile net loss to net cash provided by operating activities: Bad debt expense	(138)	(25)
Deferred financing cost amortization	209	21
Depreciation and amortization	539	522
Loss (gain) on sale of assets	14	—
Non-cash compensation expense	492	145
Accounts receivable	3,378	7,412
Inventories	2,107	252
Costs and estimated earnings in excess of billings	149	2,158
Prepaid expenses and other current assets	(4,257)	(2,114)
Other non-current assets	199	(50)
Accounts payable and accrued expenses	2,426	(12,403)
Billings in excess of costs and estimated earnings	(2,325)	(1,325)
Other non-current liabilities	(11)	127

Net cash provided by (used in) operating activities	3,292	(9,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(369)	(302)
Proceeds from sales of facilities	—	11

Net cash provided by (used in) investing activities	(369)	(291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(24)	(61)
Purchase of treasury stock	(346)	(94)
Change in restricted cash	(409)	(8,812)

Net cash used in financing activities	(779)	(8,967)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	2,144	(18,259)
CASH AND CASH EQUIVALENTS, beginning of period	18,729	35,577

CASH AND CASH EQUIVALENTS, end of period	$20,873	$17,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW	2012	2011

INFORMATION:
Cash paid for interest	$419	$277
Cash paid for income taxes	$62	$48

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of infrastructure services to the residential, commercial and industrial industries as well as for data centers and other mission critical environments. We operate primarily in the electrical infrastructure markets, with a corporate focus on expanding into other markets through strategic acquisitions or investments. Originally established as IES in 1997, we provide services from our 61 domestic locations as of December 31, 2012. Our operations are organized into three principal business segments, based upon the nature of our current products and services:

•	Communications– Nationwide provider of products and services for mission critical infrastructure, such as data centers, of large corporations.

•	Residential– Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•

Commercial & Industrial– Provider of electrical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

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

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment has expanded its offerings by providing services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The Residential segment is made up of 32 total locations, which includes our Residential headquarters in Houston. These segment locations geographically cover Texas, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States, including Hawaii.

Our Commercial & Industrial segment is one of the largest providers of electrical contracting services in the United States. The segment offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial segment consists of 19 total locations, which includes our Commercial & Industrial headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities, and residential developments. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. Service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short term economic fluctuations.

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

Related Party Transaction

On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine (the “Tontine Term Loan”). The Tontine Term Loan bears interest at 11.0% per annum and is due on May 15, 2013. Interest is payable quarterly in cash or in-kind at our option. Any interest paid in-kind will bear interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P, also a related party.

The Tontine Term Loan is subordinated to the 2012 Credit Facility. The Tontine Term Loan is an unsecured obligation of the Company and its subsidiary borrowers and contains no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Credit Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan. For a description of the 2012 Credit Facility, please see Note 4 “Debt” in the notes to these Consolidated Financial Statements.

The 2012 Credit Facility requires that the Company extend the maturity date of or refinance the Tontine Term Loan prior to or on February 15, 2013. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility. Pursuant to the amendment, Wells Fargo has provided the Company with a $5,000 term loan. On February 13, 2013, we prepaid the remaining $10,000 of principal on the Tontine Term Loan with existing cash on hand and proceeds from the Wells Fargo Term Loan. For a description of the amendment to the 2012 Credit Facility and the Wells Fargo Term Loan, please see “Subsequent Events” below.

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

Summary of Significant Accounting Policies

These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of, and the results of operations for, the periods presented. All adjustments are considered to be normal and recurring unless otherwise described herein. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. During interim periods, we follow the same accounting policies disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012. Please refer to the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2012, when reviewing our interim financial results set forth herein.

Adoption of New Accounting Pronouncement

In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In December 2011, the

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The amendments to authoritative guidance associated with comprehensive income were effective for the Company on October 1, 2012 and have been applied retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, a note payable issued to finance an insurance policy, and a $10,000 senior subordinated loan agreement. We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”), in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature. We estimate that the fair value of the Tontine Term Loan (Level 3) is $10,157 calculated using a market approach based upon Level 3 inputs, including an estimated interest rate reflecting current market conditions at December 31, 2012. For additional information, please refer to Note 4, “Debt – The Tontine Term Loan” of this report.

We estimate that the fair value of our investment in EnerTech (Level 3) is $1,000 at December 31, 2012. For additional information, please refer to Note 8, “Securities and Equity Investments – Investment in EnerTech-Capital Partners II L.P.”

Asset Impairment

During the fiscal year ended September 30, 2012, the Company recorded a pretax non-cash asset impairment charge of $688 related to real estate held by our Commercial & Industrial segment. The real estate was held within a location selected for closure during 2011. This impairment is to adjust the carrying value of real estate held for sale to the estimated current market value less expected selling expenses, a value at which we expect to sell this real estate within one year. The real estate is classified as assets held for sale within our Consolidated Balance Sheets.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition of construction in progress, fair value assumptions in analyzing goodwill, investments, long-lived asset impairments and adjustments, allowance for doubtful accounts receivable, stock-based compensation, reserves for legal matters, realizability of deferred tax assets, and self-insured claims liabilities and related reserves.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Subsequent Events

Acquisition of Assets from the Acro Group

On February 8, 2013, IES Renewable Energy, LLC (“IES Renewable”), an indirect wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”) with a group of entities operating under the name of Acro Group: Residential Renewable Technologies, Inc., Energy Efficiency Solar, Inc. and Lonestar Renewable Technologies Acquisition Corp. (collectively, the “Acro Group”). Pursuant to the terms of the Asset Purchase Agreement, we have agreed to acquire certain assets in connection with the Acro Group’s turn-key residential solar integration business (the “Acquired Assets”). The Acquired Assets include, but are not limited to, assets relating to the Acro Group’s solar installation sales and marketing platform and the backlog of contracts entered into by Acro Energy with residential solar customers, which provide for the payment of sales and marketing fees in connection with the sale, installation and third-party financing of residential solar equipment. Subject to satisfaction of the closing conditions specified in the Asset Purchase Agreement, the transaction is anticipated to close on February 15, 2013 (the “Closing Date”).

Following consummation of the transaction, IES Residential, Inc. (“IES Residential”), a wholly-owned subsidiary of the Company, will offer full-service residential solar integration services, including design, procurement, permitting, installation, financing services through third parties and warranty services for residential customers. IES Residential has previously provided solar installation subcontracting services to the Acro Group, and as of February 8, 2013, is owed $3,800 for subcontracting services provided to date (such balance, as of the day prior to the Closing Date, the “AR Balance”).

Total consideration to be received by the Acro Group for the Acquired Assets consists of (i) IES Residential’s release of the AR Balance, (ii) payment by IES Renewable to the Acro Group of a percentage of future gross revenue generated from the Acquired Assets in an amount not to exceed $2,000 over the 12-month period beginning the first full month following the Closing Date, subject to certain reductions as described in the Agreement, and (iii) between $700 and $800 representing amounts paid by IES Residential, to the Acro Group to fund certain of its operating expenses between January 4, 2013 and closing of the transaction. Due to the uncertainty surrounding the collection of the Acro Group receivable balance during the first quarter of fiscal 2013, we did not recognize $1,900 of revenue related to subcontracting services performed and deferred $1,500 of related costs during the three months ended December 31, 2012. As such, we have $1,900 of accounts receivable ($3,800 due to IES Residential, less $1,900 of revenue not recorded during the three months ended December 31, 2012) and $1,500 of deferred costs recorded within our December 31, 2012 Consolidated Balance Sheet.

The Company expects the fair value of the Acquired Assets to approximate the value of the total consideration to be received by the Acro Group. As of the date of this Quarterly Report on Form 10-Q the allocation of consideration for the Acquired Assets has not been determined and will be provided in a subsequent filing. We have determined that the transaction is significant to our Consolidated Financial Statements as of September 30, 2012. As such, we will file financial statements, including the pro forma financial information, related to the Acquired Assets within the time period prescribed by Item 9.01(a)(4) of Form 8-K.

The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of the Asset Purchase Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q. The Asset Purchase Agreement is filed herewith to provide investors with information regarding its terms and is not intended to provide any other factual information about the Company or the Acro Group.

Amendment of 2012 Credit Facility and Repayment of the Tontine Term Loan

On February 12, 2013, we entered into an amendment of our 2012 Credit Facility (the “Amendment”). Pursuant to the Amendment, Wells Fargo Bank, National Association (“Wells Fargo”) has provided the Company with a $5,000 term loan (the “Wells Fargo Term Loan”). While the Term Loan bears interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%, the Company and Wells Fargo intend to enter into an interest rate swap, whereby the Company will cause the interest rate for borrowings under the Term Loan to be fixed at 7.00% per annum. Interest and principal payments are due in monthly installments over a 24-month period. The Company may prepay the Wells Fargo Term Loan in part or in whole prior to its stated maturity upon the payment of the outstanding principal amount, accrued

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

but unpaid interest and prepayment fees. The Amendment extends the term of the 2012 Credit Facility to August 9, 2016 and adds IES Renewable Energy, LLC as a borrower on the 2012 Credit Facility. On February 13, 2013, we used proceeds from the Wells Fargo Term Loan plus unrestricted cash on hand to repay in full the $10,000 outstanding under the Tontine Term Loan, plus accrued interest. The resulting payment structure of the Wells Fargo Term Loan evidences our ability and intent to repay the loan over a period greater than twelve months. As such, we have classified the Wells Fargo Term Loan in both the current and long term portion of our December 31, 2012 Consolidated Balance Sheet. For a description of the 2012 Credit Facility, please see Note 4, “Debt” in the notes to these Consolidated Financial Statements.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the provisions of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

2. CONTROLLING SHAREHOLDER

On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan, and $10,000 remained outstanding on the Tontine Term Loan as of December 31, 2012. Pursuant to its terms, we were permitted to repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. The 2012 Credit Facility requires that the Company extend the maturity date of or refinance the Tontine Term Loan prior to or on February 15, 2013. On February 12, 2013, we entered into the Amendment to the 2012 Credit Facility pursuant to which, Wells Fargo provided the Company with a $5,000 term loan. On February 13, 2013, we prepaid the remaining $10,000 of principal on the Tontine Term Loan with existing cash on hand and proceeds from the Wells Fargo Term Loan. For a description of the Amendment and the Wells Fargo Term Loan, please see Note 1, “Business—Subsequent Events” in the notes to these Consolidated Financial Statements.

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

Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. For additional information regarding the NOL Rights Plan, please see our Current Report on Form 8-K, filed with the SEC on January 28, 2013 (the “Form 8-K”). This description of the NOL Rights Plan is qualified in its entirety by reference to the NOL Rights Plan, which is filed as an exhibit to the Form 8-K. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

3. STRATEGIC ACTIONS

We seek to create shareholder value through above average returns on capital and generation of free cash flow. As a result, we have increased our focus to return the Company to profitability, as described below. In addition, we seek to acquire or invest in similar stand-alone platform companies based in North America or acquire businesses that strategically fit within our existing business segments, as described further under “Corporate Strategy” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to business prospects at that time and the extended time frame needed to return the facilities to a profitable position. Closure costs associated with the 2011 Restructuring Plan included equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the final stages of winding down these facilities. As part of our restructuring charges reported within discontinued operations for our Commercial & Industrial segment we recognized $(4) and $69 in severance costs, $47 and $483 in consulting services, and $0 and $48 in costs related to lease terminations for the three months ended December 31, 2012 and 2011, respectively.

The 2011 Restructuring Plan pertains only to our Commercial & Industrial segment. The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring liability at September 30, 2012	$201	$10	$329	$540
Restructuring charges (reversals) incurred	(4)	47	—	43
Cash payments made	(17)	(54)	(48)	(119)

Restructuring liability at December 31, 2012	$180	$3	$281	$464

4. DEBT

Debt consists of the following:

	December 31, 2012	September 30, 2012
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$10,000	$10,000
Insurance Financing Agreements	2,247	196
Capital leases and other	224	284

Total debt	12,471	10,480
Less—Short-term debt and current maturities of long-term debt	(9,554)	(10,456)

Total long-term debt	$2,917	$24

Future payments on debt at December 31, 2012 are as follows:

	Capital Leases and Other	Insurance Financing	Term Debt	Total
2013	238	2,247	6,458	8,943
2014	26	—	2,500	2,526
2015	—	—	1,042	1,042
2016	—	—	—	—
Thereafter	—	—	—	—
Less: Imputed Interest	(40)	—	—	(40)

Total	$224	$2,247	$10,000	$12,471

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

For the three months ended December 31, 2012 and 2011, we incurred interest expense of $607 and $622, respectively.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The 2012 Credit Facility originally matured on August 9, 2015, unless earlier terminated. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility with Wells Fargo (the “Amendment”). The Amendment extends the term of the 2012 Credit Facility to August 9, 2016 and adds IES Renewable Energy, LLC as a borrower on the 2012 Credit Facility. In addition, pursuant to the Amendment, Wells Fargo provided the Company with a $5,000 term loan. The Credit Agreement was filed as an Exhibit to our Form 10-K for the year ending September 30, 2012 and any description thereof is qualified in its entirety by the terms of the Credit Agreement, and the Amendment is filed as Exhibit 2.1 hereof and any description thereof is qualified in its entirety by the terms of the Amendment. For further information on this transaction, please refer to the subsequent events discussion within Note 1, Business.

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

Borrowings under the 2012 Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2012 Credit Facility, amounts outstanding other than amounts outstanding on the Wells Fargo Term Loan bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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

While borrowings under the Wells Fargo Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%, the Company and Wells Fargo intend to enter into an interest rate swap, whereby the Company will cause the interest rate for borrowings under the Wells Fargo Term Loan to be fixed at 7.00% per annum. Interest is payable in monthly installments over a 24-month period. The Company may prepay the Wells Fargo Term Loan in part or in whole prior to its stated maturity upon the payment of the outstanding principal amount, accrued but unpaid interest and prepayment fees.

In addition, under the 2012 Credit Facility, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 to $2, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Credit Agreement.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock. The 2012 Credit Facility requires that the Company extend the maturity date of or refinance the Tontine Term Loan prior to or at February 15, 2013. On February 13, 2013, we prepaid the remaining $10,000 of principal on the Tontine Term Loan plus accrued interest with existing cash on hand and proceeds from the Wells Fargo Term Loan. For further information on this transaction, please refer to the subsequent events discussion within Note 1, Business.

At December 31, 2012, we had $21,563 available to us under the 2012 Credit Facility, $7,302 in outstanding letters of credit with Wells Fargo and no outstanding borrowings. The terms surrounding the 2012 Credit Facility agreement with Wells Fargo require that we cash collateralize 100% of our letter of credit balance. As such, we have $7,302 classified as restricted cash within the Balance Sheet as of December 31, 2012.

At December 31, 2012, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20,000 or Excess Availability is less than $7,500. As of December 31, 2012, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20,000 and Excess Availability was in excess of $7,500; had we not met these thresholds at December 31, 2012, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

While we expect to meet our financial covenants, in the event that we are not able to meet the covenants of our 2012 Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.

The 2006 Revolving Credit Facility

On May 12, 2006, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”), for a revolving credit facility (the “2006 Credit Facility”) with Bank of America, N.A. and certain other lenders. On August 9, 2012, the 2006 Credit Facility was replaced by the 2012 Credit Facility. The 2006 Credit Facility and its amendments are filed as Exhibits to this Form 10-K and any descriptions thereof are qualified in their entirety by the terms of the 2006 Credit Facility or its respective amendments. On May 7, 2008, we renegotiated the terms of our 2006 Credit Facility and entered into an amended agreement with the same financial institutions. On April 30, 2010, we renegotiated the terms of, and entered into an amendment to the Loan and Security Agreement pursuant to which the maturity date was extended to May 31, 2012. In connection with the amendment, we incurred an amendment fee of $200, which was amortized over 24 months.

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

At December 31, 2012, we had $250 in outstanding letters of credit with Bank of America. The terms surrounding the termination of the 2006 Credit Facility require that we cash collateralize 105% of our letter of credit balance. As such, we have $262 classified as restricted cash within the Balance Sheet as of December 31, 2012.

For the three months ended December 31, 2012, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.75% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

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

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine, which the Company terminated and prepaid in full subsequent to the first quarter of fiscal 2013, as further described below.

The Tontine Term Loan bore interest at 11.0% per annum and was due on May 15, 2013. Interest was payable quarterly in cash or in-kind at our option. Any interest paid in-kind would bear interest at 11.0% in addition to the loan principal. The Tontine Term Loan was subordinated to the 2012 Credit Facility. The Tontine Term Loan was an unsecured obligation of the Company and its subsidiary borrowers and contained no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Credit Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan.

On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P, also a related party. Pursuant to its terms, we were permitted to repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. The 2012 Credit Facility requires that the Company extend the maturity date of or refinance the Tontine Term Loan prior to or on February 15, 2013. On February 12, 2013, we entered into the Amendment to the 2012 Credit Facility. Pursuant to the Amendment, Wells Fargo provided the Company with a $5,000 term loan. On February 13, 2013, we prepaid the remaining $10,000 of principal on the Tontine Term Loan, plus accrued interest, with existing cash on hand and proceeds from the Wells Fargo Term Loan. For further information on this transaction, please refer to the subsequent events discussion within Note 1, Business.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the three months ended December 31, 2012 and 2011 was $46.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted income (loss) per share for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
Numerator:
Net income from continuing operations attributable to common shareholders	$623	$192
Net income from continuing operations attributable to restricted shareholders	10	—

Net income from continuing operations	$633	$192

Net loss from discontinued operations attributable to common shareholders	$(123)	$(3,913)
Net income (loss) from discontinued operations attributable to restricted shareholders	—	—

Net loss from discontinued operations	$(123)	$(3,913)

Net income (loss) attributable to common shareholders	$500	$(3,721)
Net income attributable to restricted shareholders	10	—

Net income (loss)	$510	$(3,721)

Denominator:
Weighted average common shares outstanding—basic	14,801,903	14,569,089
Effect of dilutive stock options and non-vested restricted stock	117,286	—

Weighted average common and common equivalent shares outstanding—diluted	14,919,189	14,569,089

Basic income (loss) per share:
Basic income per share from continuing operations	$0.04	$0.01
Basic loss per share from discontinued operations	$(0.01)	$(0.27)
Basic income (loss) per share	$0.03	$(0.26)
Diluted income (loss) per share:
Diluted income per share from continuing operations	$0.04	$0.01
Diluted loss per share from discontinued operations	$(0.01)	$(0.27)
Diluted income (loss) per share	$0.03	$(0.26)

For the three months ended December 31, 2012 and 2011, zero and 20,000 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the three months ended December 31, 2012 and 2011, zero and 388,860 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

6. OPERATING SEGMENTS

We manage and measure performance of our business in three distinct operating segments: Communications, Residential and Commercial & Industrial. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Communications segment is a nationwide provider of products and services for mission critical infrastructure, such as

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

data centers, of large corporations. The Residential segment is a regional provider of electrical installation services for single-family housing and multi-family apartment complexes. The Commercial & Industrial segment provides electrical design, construction, and maintenance services to the commercial and industrial markets in various regional markets and nationwide in certain areas of expertise, such as the power infrastructure market.

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

Segment information for the three months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended December 31, 2012
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$40,119	$36,005	$51,140	$—	$127,264
Cost of services	32,887	29,899	46,498	—	109,284

Gross profit	7,232	6,106	4,642	—	17,980
Selling, general and administrative	3,558	5,228	3,736	2,400	14,922
Loss (gain) on sale of assets	1	(9)	(11)	—	(19)

Income (loss) from operations	$3,673	$887	$917	$(2,400)	$3,077

Other data:
Depreciation and amortization expense	$87	$95	$57	$300	$539
Capital expenditures	41	26	13	—	80
Total assets	$34,072	$31,914	$54,436	$44,736	$165,158

	Three Months Ended December 31, 2011
	Communications	Residential	Commercial & Industrial	Corporate	Total
Revenues	$25,162	$29,272	$54,564	$—	$108,998
Cost of services	21,597	24,626	49,582	—	95,805

Gross profit	3,565	4,646	4,982	—	13,193
Selling, general and administrative	2,710	4,414	4,071	1,460	12,655
Loss (gain) on sale of assets	(61)	4	(80)	—	(137)

Income (loss) from operations	$916	$228	$991	$(1,460)	$675

Other data:
Depreciation and amortization expense	$52	$82	$79	$287	$500
Capital expenditures	$42	$260	$-	$861	$1,163
Total assets	$17,899	$23,095	$73,383	$47,585	$161,962

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

Treasury Stock

During the three months ended December 31, 2012, we repurchased 74,760 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 154,500 shares out of treasury stock under our share-based compensation programs.

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

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forfeitures	Shares Outstanding	Expense recognized through December 31, 2012
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	148,047	77,439	—	$495
2011	320,000	$3.39	160,975	77,205	81,820	$524
2012	107,500	$2.07	33,334	—	74,166	$86
2013	12,500	$5.00	—	—	12,500	$3

During the three months ended December 31, 2012 and 2011, we recognized $91 and $142, respectively, in compensation expense related to these restricted stock awards. At December 31, 2012, the unamortized compensation cost related to outstanding unvested restricted stock was $479. We expect to recognize $277 of this unamortized compensation expense during the remaining nine months of our 2013 fiscal year and $202 thereafter. A summary of restricted stock awards for the years ended September 30, 2013, 2012 and 2011 is provided in the table below:

	Years Ended September 30,
	2013	2012	2011
Unvested at beginning of year	257,826	376,200	352,086
Granted	12,500	107,500	320,000
Vested	(101,840)	(192,973)	(165,628)
Forfeited	—	(32,901)	(130,258)

Unvested at end of year	168,486	257,826	376,200

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended December 31, 2012 and 2011, we recognized $34 and zero in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the three months ended December 31, 2012 and 2011, we recognized $363 and zero in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2013, 2012 and 2011 are disclosed in the following table:

	Years Ended September 30,
	2013		2012		2011
Weighted average value per option granted during the period	$	N/A	$	N/A	$2.05
Dividends (1)	$	N/A	$	N/A	$—
Stock price volatility (2)		N/A		N/A	69.9%
Risk-free rate of return		N/A		N/A	1.9%
Option term		N/A		N/A	10.0 years
Expected life		N/A		N/A	6.0 years
Forfeiture rate (3)		N/A		N/A	0.0%

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	The forfeiture rate for these options was assumed on the date of grant to be zero based on the limited number of employees who have been awarded stock options.

Stock-based compensation expense recognized during the period is based on the value of the portion of the share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest. We estimate our forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes activity under our stock option plans.

	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24
Options granted	—
Exercised	—	—
Forfeited and Cancelled	—

Outstanding, September 30, 2012	20,000	$3.24

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, December 31, 2012	20,000	$3.24

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at December 31, 2012:

Range of Exercise Prices	Outstanding as of December 31, 2012	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of December 31, 2012	Weighted-Average Exercise Price
$3.24	20,000	8.50	$3.24	6,667	$3.24

	20,000	8.50	$3.24	6,667	$3.24

All of our outstanding options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire between July 2016 and November 2018.

During the three months ended December 31, 2012 and 2011, we recognized $3 in compensation expense related to these awards. At December 31, 2012, the unamortized compensation cost related to outstanding unvested stock options was $22. We expect to recognize $10 and $12 of this unamortized compensation expense during the year ended September 30, 2013 and 2014.

The intrinsic value of stock options outstanding and exercisable was $31 and zero at December 31, 2012 and 2011, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

8. SECURITIES AND EQUITY INVESTMENTS

Investment in EnerTech

In April 2000, we committed to invest up to $5,000 in EnerTech. As of September 30, 2009, we fulfilled our $5,000 investment under this commitment. As our investment is 2.31% of the overall ownership in EnerTech at December 31, 2012 and September 30, 2012, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at December 31, 2012 and September 30, 2012 was $919. Our results of operations for the year ended September 30, 2011, included a write down of $967 attributable to our investment in EnerTech.

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Carrying value	$919	$919
Unrealized gains	81	69

Fair value	$1,000	$988

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at December 31, 2012 indicated our investment was not impaired. As of December 31, 2012 and September 30, 2012, the carrying value of this investment was $919, respectively. See Note 1, “Business” “Controlling Shareholder” for related disclosures relative to fair value measurements.

In June 2012, we received a distribution from Enertech of $84, which was applied as a reduction in the carrying value of the investment.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On December 31, 2012, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2013. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2014 with the consent of the fund’s valuation committee.

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

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $859 and $791 recorded as of December 31, 2012 and 2011, respectively.

10. FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Money market accounts	$536	$536	—	—
Executive Savings Plan assets	522	522	—	—
Executive Savings Plan liabilities	407	407	—	—

Total	$1,466	$1,466	—	—

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

The following is a discussion of our significant legal matters:

Ward Transformer Site

One of our subsidiaries has been identified as one of more than 200 potentially responsible parties (“PRPs”) with respect to the clean-up of an electric transformer resale and reconditioning facility, known as the Ward Transformer Site, located in Raleigh, North Carolina. The facility built, repaired, reconditioned and sold electric transformers from approximately 1964 to 2005. We did not own or operate the facility but a subsidiary that we acquired in January 1999 is believed to have sent transformers to the facility during the 1990s. During the course of its operation, the facility was contaminated by Polychlorinated Biphenyls (“PCBs”), which also have been found to have migrated off the site. Based on our investigation to date, there is evidence to support our defense that our subsidiary contributed no PCB contamination to the site.

Four PRPs have commenced clean-up of on-site contaminated soils under an Emergency Removal Action pursuant to a settlement agreement and Administrative Order on Consent entered into between the four PRPs and the U.S. Environmental Protection Agency (“EPA”) in September 2005. We are not a party to that settlement agreement or Order on Consent. In April 2009, two of these PRPs, Carolina Power and Light Company and Consolidation Coal Company, filed suit against us and most of the other PRPs in the U.S. District Court for the Eastern District of North Carolina (Western Division) to contribute to the cost of the clean-up.

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting to discuss potential settlement of its costs associated with the site. The meeting included a number of the defendants, as well as other PRPs not currently in the litigation. The Company was invited to attend this meeting and counsel for the Company attended. The EPA has notified all parties that they must indicate by March 15, 2013 whether they will participate in settlement discussions. This settlement is separate from the 2009 litigation filed by PRPs against the Company and others. The Company intends to participate in the settlement discussions and present to the EPA the evidence developed in the 2009 suit to support the argument that the Company did not contribute PCB contamination to the site. We have tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of December 31, 2012, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Hamilton Wage and Hour

On August 29, 2012, the Company was served with a wage and hour suit seeking class action certification. On December 4, 2012, the Company was served with a second suit, which included the same allegations but different named plaintiffs. These two cases are almost identical to several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. It does not appear the company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. In early January 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent on bussing into the facility. Our investigation indicates that all other activities alleged either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, will seek dismissal of the case through summary judgment. As of December 31, 2012, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2012, we had $4,570 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2012, we had reserved $647 for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2012, $6,852 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of December 31, 2012, the estimated cost to complete our bonded projects was approximately $70,196. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2012, we had cash totaling $1.0 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2012, $700 of our outstanding letters of credit were to collateralize our vendors.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On January 9, 2012, we entered into a settlement agreement with regard to $2,000 of collateral held by a surety who previously issued construction payment and performance bonds for us. The agreement called for a total settlement of $2,200 to be paid in monthly installments through February 2013. We received installments totaling $175 through April 2012; however, the surety then failed to make any payments from April 2012 to August 2012. We filed a motion to enter judgment on the note, and then on August 7, 2012, reached a new payment agreement with the surety. The amended agreement provided for additional collateral and called for the total settlement amount of $2,025 ($2,200 less the $175 already received) to be paid in monthly installments beginning September 30, 2012 through July 2014 with an interest rate of 12%. The surety subsequently negotiated a postponement of the initial installment and began payments with $50 tendered on October 31, 2012 and a second payment of $50 tendered in early December 2012. The surety then requested another postponement and amendment to the payment agreement to modify payment dates based on the production rates of surety’s investment in a coal mining operation. On January 2, 2013, the Company tendered a notice of default to the surety and its coal mining operations, which make up the additional collateral negotiated in the first amendment to the settlement agreement. The Company intends to pursue its legal rights against the surety and collateral while continuing attempts to negotiate payments against the balance. Given the surety’s failure to make the payments due on December 31, 2012, and January 31, 2013, and its continued attempts to restructure the underlying settlement agreement, the Company has concluded the collection of the receivable is not probable as of December 31, 2012. The Company recorded a reserve in the amount $1,725, bringing the receivable’s net carrying value to zero. The reserve was recorded as other expense within our Consolidated Statements of Operations. Currently the Company is not likely to enter into a modified payment structure and therefore likely will pursue the agreed judgment or any other activity targeted at recovery. Nevertheless, the extent of recovery, if any, cannot be determined due to insufficient information provided by the surety. However, the possibility of a partial or full recovery exists as IES aggressively pursues the collection of the collateral. Any recovery in subsequent periods will be recorded as other income.

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2012, we had no such open purchase commitments.

12. DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. The closure of these facilities was a key aspect of our commitment to return the Company to profitability and selected based on their business prospects at that time and the extended time frame needed to return the facilities to a profitable position. We substantially concluded the closure of these facilities as of September 30, 2012. Results from operations of these facilities for the three months ended December 31, 2012 and 2011 are presented in our Consolidated Statements of Operations as discontinued operations.

The components of the results of discontinued operations for these facilities are as follows:

	Three Months Ended December 31,
	2012	2011
Revenues	$516	$6,296
Cost of services	450	8,579

Gross profit	66	(2,283)
Selling, general and administrative	161	689
Loss on sale of assets	—	154
Restructuring charge	43	600

Loss from discontinued operations	(138)	(3,726)
(Benefit) provision for income taxes	(15)	187

Net loss from discontinued operations	$(123)	$(3,913)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Included in the Consolidated Balance Sheets at December 31 and September 30, 2012 are the following major classes of assets and liabilities associated with discontinued operations:

	December 31, 2012	September 30, 2012
Assets of discontinued operations:
Current	$5,854	$6,127
Liabilities of discontinued operations:
Current	$2,036	$3,005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related notes, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended September 30, 2012. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” sections of our annual report on Form 10-K for the year ended September 30, 2012, and elsewhere in this Quarterly Report on form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of our Annual Report on Form 10-K for the year ended September 30, 2012 for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of infrastructure services to the residential, commercial and industrial industries as well as for data centers and other mission critical environments. We operate primarily in the electrical infrastructure markets, with a corporate focus on expanding into other markets through strategic acquisitions or investments.

RESULTS OF OPERATIONS

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Three Months Ended December 31,
	2012		2011
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$127,264	100.0%	$108,998	100.0%
Cost of services	109,284	85.9%	95,805	87.9%

Gross profit	17,980	14.1%	13,193	12.1%
Selling, general and administrative expenses	14,922	11.7%	12,655	11.6%
Gain on sale of assets	(19)	—%	(137)	(0.1)%

Income from operations	3,077	2.4%	675	0.6%

Interest and other expense, net	2,329	1.8%	502	0.5%

Income from operations before income taxes	748	0.6%	173	0.1%
Provision (benefit) for income taxes	115	0.1%	(19)	—%

Net income from continuing operations	633	0.5%	192	0.1%

Net loss from discontinued operations	(138)	(0.1)%	(3,726)	(3.4)%
(Benefit) provision for income taxes	(15)	—%	187	0.2%

Net loss from discontinued operations	(123)	(0.1)%	(3,913)	(3.6)%

Net income (loss)	$510	0.6%	$(3,721)	3.5%

Consolidated revenues for the three months ended December 31, 2012 were $18.3 million greater than for the three months ended December 31, 2011, an increase of 16.8%. The increase in revenues resulted from a higher volume of projects throughout the organization as economic conditions improved year over year, and the increased activity from multiple large projects in our Communications segment during the three months ended December 31, 2012.

The $4.8 million increase in our consolidated gross profit for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily the result of company-wide concerted efforts to return the organization to profitability. Our organization as a whole, and each segment individually, was successful in executing projects, and managing costs to maximize gross profits. Our overall gross profit percentage increased to 14.1% during the three months ended December 31, 2012 as compared to 12.1% during the three months ended December 31, 2011.

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

During the three months ended December 31, 2012, our selling, general and administrative expenses were $14.9 million, an increase of $2.3 million, or 17.9%, as compared to the three months ended December 31, 2011. The increase in selling, general and administrative expenses resulted as we increased staffing in response to revenue growth across each segment, and incentive awards incurred in conjunction with specific profitability-based performance goals. Additionally, we incurred $0.5 million in equity compensation expense due to an unusual amount of restricted stock vesting within our corporate segment during the three months ended December 31, 2012, as compared to $0.1 million during the three months ended December 31, 2011.

Communications

	Three Months Ended December 31,
	2012		2011
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$40,119	100.0%	$25,162	100.0%
Gross Profit	7,232	18.0%	3,565	14.2%
Selling, general and administrative expenses	3,558	8.9%	2,710	10.8%

Revenue. Our Communications segment revenues increased $15.0 million during the three months ended December 31, 2012, a 59.4% increase compared to the three months ended December 31, 2011. This increase is primarily due to the increased activity from multiple large data center and high tech manufacturing projects during the three months ended December 31, 2013. We believe the expansion of technology, cloud computing and increased demands for consumer focused data storage and collection, has led to an increase in demand for additional data center capacity. Revenues attributable to data centers were $13.9 million for the quarter ended December 31, 2012 compared to $10.2 million for the quarter ended December 31, 2011. Revenues from high tech manufacturing projects were $11.6 million during the quarter ended December 31, 2012, and $2.8 million during the quarter ended December 31, 2011. Although the growth in data center and high tech manufacturing projects continued to be significant for the quarter ended December 31, 2012, and we continue to bid on significant project opportunities, we do not necessarily expect this level of business or growth will continue, as our large size project work is periodically awarded.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2012 increased $3.7 million, or 102.9%, as compared to the three months ended December 31, 2011. Gross profit as a percentage of revenue increased 3.8% to 18.0% for the quarter ended December 31, 2012, due primarily to the increased activity from data center and high tech manufacturing projects, and to a lesser extent, increased supplier rebates during the three months ended December 31, 2012.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.8 million, or 31.3%, during the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Communication segment decreased 1.9% to 8.9% of segment revenue during the quarter ended December 31, 2012. While higher expenses associated with our increased staffing in response to revenue growth, and incentive awards for achieving specific performance goals increased for the three months ended December 31, 2012, selling, general and administrative expenses as a percent of revenue decreased. During the three months ended December 31, 2011, we experienced higher selling, general and administrative costs in our San Diego operations, due primarily to legal fees. These costs were not duplicated in the three months ended December 31, 2012.

Residential

	Three Months Ended December 31,
	2012		2011
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$36,005	100.0%	$29,272	100.0%
Gross Profit	6,106	17.0%	4,646	15.9%
Selling, general and administrative expenses	5,228	14.5%	4,414	15.1%

Revenue. Our Residential segment revenues increased $6.7 million during the three months ended December 31, 2012, an increase of 23.0% as compared to the three months ended December 31, 2011. Revenues for our multi-family construction increased by $3.4 million during the quarter ended December 31, 2012, primarily driven by the increased demand for rental housing. Rental housing demand was partially driven by the deferral of purchases of single family homes due to continued restrictive lending practices for single family purchases, an uncertain job market and lower apartment vacancy rates. Single family construction revenues increased by $4.0 million, primarily in the Texas markets, as overall market conditions have started to improve. During the three months ended December 31, 2012, we determined the collectability of a receivable balance related to our solar division had become uncertain. As such, we did not recognize $1.9 million in revenue earned and $1.5 million in associated costs during the three months ended December 31, 2012 related to the receivable balance in question. We have subsequently entered into an asset purchase agreement with our customer, as described in Item 5 of this Quarterly Report on Form 10-Q, and will incorporate the $1.5 million in deferred costs within the purchase accounting. For additional information, please refer to our discussion of subsequent events within Note 1, Business, and to Item 5 of this Quarterly Report on Form 10-Q.

Gross Profit. During the three months ended December 31, 2012, our Residential segment experienced a $1.5 million, or 31.4%, increase in gross profit as compared to the three months ended December 31, 2011. Gross margin percentage in the Residential segment increased 1.1% to 17.0% during the three months ended December 31, 2012. We attribute much of the increase in Residential’s gross margin primarily to the higher volume of single family projects. During the three months ended December 31, 2012, we determined the collectability of a receivable balance related to our solar division had become uncertain. As such, we did not recognize $1.9 million in revenue earned and $1.5 million in associated costs during the three months ended December 31, 2012 related to the receivable balance in question. We have subsequently entered into an asset purchase agreement with our customer, as described in Item 5 of this Quarterly Report on Form 10-Q, and will incorporate the $1.5 million in deferred costs within the purchase accounting. For additional information, please refer to our discussion of subsequent events within Note 1, Business, and to Item 5 of this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses. Our Residential segment experienced a $0.8 million, or 18.4%, increase in selling, general and administrative expenses during the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Residential segment decreased 0.6% to 14.5% of segment revenue during the three months ended December 31, 2012. Much of the increased selling, general and administrative expenses is attributed to increased staffing associated with revenue growth.

Commercial & Industrial

	Three Months Ended December 31,
	2012		2011
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$51,140	100.0%	$54,564	100.0%
Gross Profit	4,642	9.1%	4,982	9.1%
Selling, general and administrative expenses	3,736	7.3%	4,071	7.5%

Revenue. Revenues in our Commercial & Industrial segment decreased $3.4 million during the three months ended December 31, 2012, a decrease of 6.3% compared to the three months ended December 31, 2011. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. Our revenues were also impacted by a refocusing of our business development strategy on projects within our demonstrated areas of expertise and with increased margin expectations. In many of our Commercial markets, we continue to experience increased competition from new entrants, including residential contractors or contractors from other geographic markets.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2012 decreased $0.3 million, or 6.8%, as compared to the three months ended December 31, 2011. Commercial & Industrial’s gross margin percentage remained constant at 9.1% during the three months ended December 31, 2012. Although the competitive market that has existed during the prolonged recession has continued to depress project bid margins, we have begun to experience some reprieve. In 2012, we focused our efforts on winning projects within our areas of expertise, and significantly reduced project inefficiencies due to delay and labor turnover.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2012 decreased $0.3 million, or 8.2%, compared to the three months ended December 31, 2011. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased 0.2% during the three months ended December 31, 2012, reflective of improved management of overhead costs and scaled operations.

Restructuring Charges

In the second quarter of our 2011 fiscal year, we began the 2011 Restructuring Plan that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we planned to either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan was a key element of our commitment to return the Company to profitability. The results of operations related to the 2011 Restructuring Plan are included in the net loss from discontinued operations within our Consolidated Statements of Operations for the years ended September 30, 2012 and 2011.

The facilities directly affected by the 2011 Restructuring Plan were in several locations throughout the country, including Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. These facilities were selected due to their business prospects at that time and the extended time frame needed to return the facilities to a profitable position. As part of our restructuring charges within our Commercial & Industrial segment we recognized $(4) and $69 in severance costs, $47 and $483 in consulting services, and $0 and $48 in costs related to lease terminations for the three months ended December 31, 2012 and 2011, respectively.

The following table presents the elements of costs incurred for the 2011 Restructuring Plan:

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Severance compensation	$(4)	$1,455
Consulting and other charges	47	1,531
Lease termination costs	—	799

Total restructuring charges	$43	$3,785

Interest and Other (Income) Expense, net

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Interest expense	$472	$530
Deferred financing charges	135	91

Total interest expense	607	621

Interest income	(12)	(85)
Other (income) expense, net	1,734	(64)

Total interest and other expense, net	$2,329	$472

During the three months ended December 31, 2012, we incurred interest expense of $472 thousand primarily comprised of interest expense from the Tontine Term Loan (as defined in “Working Capital” below) and the Insurance Financing Agreements (as defined in “Working Capital” below), an average letter of credit balance of $8.5 million under the 2012 Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $21.5 million. This compares to interest expense of $530 thousand for the three months ended December 31, 2011, on a debt balance primarily comprised of the Tontine Term Loan and the Insurance Financing Agreements, an average letter of credit balance of $10.7 million under the 2006 Credit Facility and an average unused line of credit balance of $47.5 million.

For the three months ended December 31, 2012 and 2011, we earned interest income of $12 thousand and $85 thousand, respectively, on the average Cash and Cash Equivalents balances of $19 million and $21.6 million, respectively.

During the three months ended December 31, 2012, we fully reserved for an outstanding receivable for a settlement agreement with a former surety. The surety has failed to make payments in accordance with the settlement agreement, and has proposed a modified payment structure to satisfy the debt. Currently the Company is not likely to enter into a modified payment structure. The Company has concluded that collectability is not probable as of December 31, 2012, and has recorded a reserve for the entire balance of $1.7 million. The reserve was recorded as other expense within our Consolidated Statements of Operations. Please refer to Note 11, “Commitments and Contingencies” for additional information.

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

PROVISION FOR INCOME TAXES

Our provision for income taxes increased from a benefit $19 thousand for the three months ended December 31, 2011 to an expense of $0.1 million for the three months ended December 31, 2012. The increase is mainly attributable to an increase federal tax expense and an increase in state tax expense. We provided a valuation allowance for the federal tax benefit resulting from the loss of operations for the three months ended December 31, 2011. As a result, we did not recognize any net benefit for federal taxes for the years ended December 31, 2011.

WORKING CAPITAL

During the three months ended December 31, 2012, working capital decreased by $12.0 million from December 31, 2011, reflecting a $6.1 million increase in current assets and an $18.1 million increase in current liabilities during the period.

During the three months ended December 31, 2012, our current assets increased by $6.1 million, or 4.3%, to $149.5 million, as compared to $143.4 million as of December 31, 2011. Cash and cash equivalents increased by $2.3 million during the quarter ended December 31, 2012 as compared to December 31, 2011. The current trade accounts receivables, net, decreased by $4.9 million at December 31, 2012, as compared to December 31, 2011. Days sales outstanding (“DSOs”) decreased to 56 as of December 31, 2012 from 67 as of December 31, 2011. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. We also experienced a $2.9 million increase in retainage and a $0.2 million decrease in costs in excess of billings during the quarter ended December 31, 2012 compared to December 31, 2011.

During the three months ended December 31, 2012, our total current liabilities increased by $18.1 million to $101.6 million, compared to $83.5 million as of December 31, 2011. During the quarter ended December 31, 2012 accounts payable and accrued expenses increased $6.0 million. Billings in excess of costs increased by $4.7 million during the quarter ended December 31, 2012 compared to December 31, 2011. Finally, current maturities of long-term debt increased by $7.4 million during the quarter ended December 31, 2012 compared to December 31, 2011 primarily due to the shifting of classification of the Tontine Term Loan from long term to current portion of long-term debt.

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

As of December 31, 2012, the estimated cost to complete our bonded projects was approximately $70.2 million. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2012, we utilized $1.0 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30.0 million revolving credit facility (the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The 2012 Credit Facility originally matured on August 9, 2015, unless earlier terminated. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility with Wells Fargo (the “Amendment”). The Amendment extends the term of the 2012 Credit Facility to August 9, 2016 and adds IES Renewable Energy, LLC as a borrower on the 2012 Credit Facility. In addition, pursuant to the Amendment, Wells Fargo provided the Company with a $5.0 million term loan. The Credit Agreement was filed as an Exhibit to our Form 10-K for the year ending September 30, 2012 and any description thereof is qualified in its entirety by the terms of the Credit Agreement, and the Amendment is filed as Exhibit 2.1 hereof and any description thereof is qualified in its entirety by the terms of the Amendment. For further information on this transaction, please refer to the subsequent events discussion within Note 1, Business.

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

Borrowings under the 2012 Credit Facility may not exceed a “borrowing base” that is determined monthly by our lenders based on available collateral, primarily certain accounts receivables and inventories. Under the terms of the 2012 Credit Facility, amounts outstanding other than amounts outstanding on the Wells Fargo Term Loan bear interest at a per annum rate equal to a Daily Three Month LIBOR (as defined in the Credit Agreement), plus an interest rate margin, which is determined quarterly, based on the following thresholds:

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

While borrowings under the Wells Fargo Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%, the Company and Wells Fargo intend to enter into an interest rate swap, whereby the Company will cause the interest rate for borrowings under the Wells Fargo Term Loan to be fixed at 7.00% per annum. Interest is payable in monthly installments over a 24-month period. The Company may prepay the Wells Fargo Term Loan in part or in whole prior to its stated maturity upon the payment of the outstanding principal amount, accrued but unpaid interest and prepayment fees.

In addition, under the 2012 Credit Facility, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 thousand to $2 thousand, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Credit Agreement.

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock. The 2012 Credit Facility requires that the Company extend the maturity date of or refinance the Tontine Term Loan prior to or at February 15, 2013. On February 13, 2013, we prepaid the remaining $10.0 million of principal on the Tontine Term Loan plus accrued interest with existing cash on hand and proceeds from the Wells Fargo Term Loan. For further information on this transaction, please refer to the subsequent events discussion within Note 1, Business.

At December 31, 2012, we had $21.6 million available to us under the 2012 Credit Facility, $7.3 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings. The terms surrounding the 2012 Credit Facility agreement with Wells Fargo require that we cash collateralize 100% of our letter of credit balance. As such, we have $7.3 million classified as restricted cash within the Balance Sheet as of December 31, 2012.

At December 31, 2012, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20.0 million or Excess Availability is less than $7.5 million. As of December 31, 2012, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20.0 million and Excess Availability was in excess of $7.5 million; had we not met these thresholds at December 31, 2012, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

At December 31, 2012, we had $250 in outstanding letters of credit with Bank of America. The terms surrounding the termination of the 2006 Credit Facility require that we cash collateralize 105% of our letter of credit balance. As such, we have $262 classified as restricted cash within the Balance Sheet as of December 31, 2012.

For the three months ended December 31, 2012, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.49% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

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

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25.0 million senior subordinated loan agreement, with Tontine, which the Company terminated and prepaid in full subsequent to the first quarter of fiscal 2013, as further described below.

The Tontine Term Loan bore interest at 11.0% per annum and was due on May 15, 2013. Interest was payable quarterly in cash or in-kind at our option. Any interest paid in-kind would bear interest at 11.0% in addition to the loan principal. The Tontine Term Loan was subordinated to the 2012 Credit Facility. The Tontine Term Loan was an unsecured obligation of the Company and its subsidiary borrowers and contained no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Credit Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan.

On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P, also a related party. Pursuant to its terms, we were permitted to repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. The 2012 Credit Facility requires that the Company extend the maturity date of or refinance the Tontine Term Loan prior to or on February 15, 2013. On February 12, 2013, we entered into the Amendment to the 2012 Credit Facility. Pursuant to the Amendment, Wells Fargo provided the Company with a $5.0 million term loan. On February 13, 2013, we prepaid the remaining $10.0 million of principal on the Tontine Term Loan, plus accrued interest, with existing cash on hand and proceeds from the Wells Fargo Term Loan. For further information on this transaction, please refer to the subsequent events discussion within Note 1, Business.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the three months ended December 31, 2012 and 2011 was $46 thousand and $46 thousand, respectively, which is included in depreciation expense in the accompanying statements of operations.

Insurance Financing Agreements

From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (each, an “Insurance Financing Agreement”). The terms of the Insurance Financing Agreement for fiscal year 2012 was for twelve months at an interest rate of 1.99%. The Insurance Financing Agreement was collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies. The remaining balance due on the Insurance Financing Agreement at December 31, 2012 was $2.2 million. The remaining balance due on the Insurance Financing Agreement at December 31, 2011 was $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had cash and cash equivalents of $20.9 million, working capital of $53.9 million, $0.25 million of letters of credit outstanding under our 2006 Credit Facility, and $7.3 million of letters of credit and $21.6 million of available capacity under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed. We were not required to test our covenants under our 2006 Credit Facility or our 2012 Credit Facility during the period. Had we been required to test our covenants, we would have failed at December 31, 2012.

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

Operating activities provided net cash of $3.3 million during the three months ended December 31, 2012, as compared to $9.0 million of net cash used in the three months ended December 31, 2011. We used substantially less cash to reduce our accounts payable and accrued expenses. This production of cash was offset by the increase in prepaid expenses during the three months ended December 31, 2012.

Investing Activities

In the three months ended December 31, 2012, net cash from investing activities used $0.4 million as compared to $0.3 million of net cash used by investing activities in the three months ended December 31, 2011. Investing activities in the three months ended December 31, 2012 was comprised of $0.4 million used for capital expenditures. Investing activities in the three months ended December 31, 2011 included $0.3 million used for capital expenditures.

Financing Activities

Financing activities used net cash of $0.8 million in the three months ended December 31, 2012 compared to $9.0 million used in the three months ended December 31, 2011. Financing activities in the three months ended December 31, 2012 included an increase of $0.4 million in restricted cash to satisfy the requirements of our 2012 Credit Facility, and $0.4 million used to purchase treasury stock to satisfy payroll tax obligations. Financing activities in the three months ended December 31, 2011 included an increase of $8.8 million in restricted cash to satisfy the requirements of our 2012 Credit Facility.

Bonding Capacity

At December 31, 2012, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of December 31, 2012, the expected cumulative cost to complete for projects covered by our surety providers was $70.2 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Note 11, “Commitments and Contingencies – Surety” in the notes to our Consolidated Financial Statements.

CONTROLLING SHAREHOLDER

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

Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. As of September 30, 2012 we have approximately $452 million of federal NOLs that are available to use to offset taxable income, inclusive of NOLs from the amortization of additional tax goodwill. As of September 30, 2012 we have approximately $313 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382, as further described in our Current Report on Form 8-K filed on January 28, 2012. The NOL Rights Plan was filed as Exhibit 4.1 to our Form 8-K filed on January 28, 2012 and any description thereof is qualified in its entirety by the terms of the NOL Rights Plan. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly at December 31, 2012, $10.0 million remained outstanding under the Tontine Term Loan, which was scheduled to mature on May 15, 2013. On February 13, 2013, we prepaid the remaining $10.0 million of principal on the Tontine Term Loan, plus accrued interest, with existing cash on hand and proceeds from the Wells Fargo Term Loan. Pursuant to its terms, we were permitted to repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. For further information on this transaction, please refer to the subsequent events discussion within Note 1, Business.

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

James M. Lindstrom has served as Chief Executive Officer and President of the Company since October 3, 2011. Mr. Lindstrom previously served in such capacities on an interim basis since June 2011 and has served as Chairman of the Company’s Board of Directors since February 2011. Mr. Lindstrom was an employee of Tontine from 2006 until October 2011.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2012, $0.7 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2012, $6.9 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2012, we did not have any open purchase commitments.

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

As of December 31, 2012, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations	$8,705	$3,542	$—	$—	$12,247
Operating lease obligations	$2,539	$4,265	$1,508	$751	$9,063
Capital lease obligations	$238	$26	$—	$—	$264

Total	$11,482	$7,833	$1,508	$751	$21,574

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2013	2014	2015	Thereafter	Total
Standby letters of credit	$5,452	$2,100	$—	$—	$7,552
Other commitments	$—	$—	$—	$—	$—

Total	$5,452	$2,100	$—	$—	$7,552

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes fluctuations in commodity prices for copper, aluminum, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed price nature of many of our contracts. We are also exposed to interest rate risk with respect to our outstanding debt obligations on the 2012 Credit Facility and the Wells Fargo Term Loan. For additional information see “Disclosure Regarding Forward-Looking Statements” in Part I of this Form 10-Q.

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at December 31, 2012 (Dollar amounts in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Debt Obligations—Fixed Rate:
Tontine Term Loan (11%)	$10,000	$—	$—	$—	$—	$—	$10,000
Capital Lease (22%)	$238	$26	$—	$—	$—	$—	$264
Fair Value of Debt:
Fixed Rate	$10,214	$22	$—	$—	$—	$—	$10,236

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For further information regarding legal proceedings, see Note 11, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2012. You should consider carefully the risks described below and in our Form 10-K for the fiscal year ended September 30, 2012, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Availability of net operating losses may be reduced by a change in ownership.

A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses, (“NOLs”), for federal and state income tax purposes. Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. Tontine has indicated to the Company that it may seek to register some or all of its shares in the near future. A change in ownership could also result from the purchase of common stock by an existing or a new 5% shareholder as defined by Internal Revenue Code Section 382. As of September 30, 2012 we have approximately $452 million of federal NOLs that are available to use to offset taxable income, inclusive of NOLs from the amortization of additional tax goodwill. As of September 30, 2012 we have approximately $313 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. Should a change in ownership occur, all NOLs incurred prior to the change in ownership would be subject to limitation imposed by Internal Revenue Code Section 382, which would substantially reduce the amount of NOL currently available to offset taxable income.

On January 28, 2013, the Company implemented a tax benefit protection plan designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The plan is designed to effectively dilute the ownership of such an acquirer through the offering of rights to the Company’s other shareholders that could be exercised upon the acquirer’s purchase of the Company’s stock in excess of the threshold amount. There can be no assurance that the plan will be effective in deterring a change of control or protecting the NOLs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Acquisition of Assets from the Acro Group

On February 8, 2013, IES Renewable Energy, LLC (“IES Renewable”), an indirect wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”) with a group of entities operating under the name of Acro Group: Residential Renewable Technologies, Inc., Energy Efficiency Solar, Inc. and Lonestar Renewable Technologies Acquisition Corp. (collectively, the “Acro Group”). Pursuant to the terms of the Asset Purchase Agreement, we have agreed to acquire certain assets in connection with the Acro Group’s turn-key residential solar integration business (the “Acquired Assets”). The Acquired Assets include, but are not limited to, assets relating to the Acro Group’s solar installation sales and marketing platform and the backlog of contracts entered into by Acro Energy with residential solar customers, which provide for the payment of sales and marketing fees in connection with the sale, installation and third-party financing of residential solar equipment. Subject to satisfaction of the closing conditions specified in the Asset Purchase Agreement, the transaction is anticipated to close on February 15, 2013 (the “Closing Date”).

Following consummation of the transaction, IES Residential, Inc. (“IES Residential”), a wholly-owned subsidiary of the Company, will offer full-service residential solar integration services, including design, procurement, permitting, installation, financing services through third parties and warranty services for residential customers. IES Residential has previously provided solar installation subcontracting services to the Acro Group, and as of February 8, 2013, is owed $3.8 million for subcontracting services provided to date (such balance, as of the day prior to the Closing Date, the “AR Balance”).

Total consideration to be received by the Acro Group for the Acquired Assets consists of (i) IES Residential’s release of the AR Balance, (ii) payment by IES Renewable to the Acro Group of a percentage of future gross revenue generated from the Acquired Assets in an amount not to exceed $2.0 million over the 12-month period beginning the first full month following the Closing Date, subject to certain reductions as described in the Agreement and (iii) between $700 and $800 representing amounts paid by IES Residential, to the Acro Group to fund certain of its operating expenses between January 4, 2013 and closing of the transaction. Due to the uncertainty surrounding the collection of the Acro Group receivable balance during the first quarter of fiscal 2013, we did not recognize $1.9 million of revenue related to subcontracting services provided and deferred $1.5 million of related costs during the three months ended December 31, 2012. As such, we have $1.9 million of accounts receivable ($3.8 million due to IES Residential. less $1.9 million of revenue not recorded during the three months ended December 31, 2012) and $1.5 million of deferred costs recorded within our December 31, 2012 Consolidated Balance Sheet.

The Company expects the fair value of the Acquired Assets to approximate the value of the total consideration to be received by the Acro Group. As of the date of this Quarterly Report on Form 10-Q the allocation of consideration for the Acquired Assets has not been determined and will be provided in a subsequent filing. We have determined that the transaction is significant to our Consolidated Financial Statements as of September 30, 2012. As such, we will file financial statements, including the pro forma financial information, related to the Acquired Assets within the time period prescribed by Item 9.01(a)(4) of Form 8-K.

The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of the Asset Purchase Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5. The Asset Purchase Agreement is filed herewith to provide investors with information regarding its terms and is not intended to provide any other factual information about the Company or the Acro Group.

The representations, warranties and covenants set forth in the Asset Purchase Agreement have been made only for the purposes of the Asset Purchase Agreement and were solely for the benefit of the parties thereto, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures, may have been made for the purposes of allocating contractual risk between the parties to thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the Asset Purchase Agreement is included with this filing only to provide investors with information regarding the terms of the Asset Purchase Agreement, and not to provide investors with any other factual information regarding the parties or their respective businesses, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the Securities and Exchange Commission.

Amendment of 2012 Credit Facility and Repayment of the Tontine Term Loan

On February 12, 2013, we entered into an amendment of our 2012 Credit Facility (the “Amendment”). Pursuant to the Amendment, Wells Fargo Bank, National Association (“Wells Fargo”) has provided the Company with a $5.0 million term loan (the “Wells Fargo Term Loan”). While the Term Loan bears interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%, the Company and Wells Fargo intend to enter into an interest rate swap, whereby the Company will cause the interest rate for borrowings under the Term Loan to be fixed at 7.00% per annum. Interest and principal payments are due in monthly installments over a 24-month period. The Company may prepay the Wells Fargo Term Loan in part or in whole prior to its stated maturity upon the payment of the outstanding principal amount, accrued but unpaid interest and prepayment fees. The Amendment extends the term of the 2012 Credit Facility to August 9, 2016 and adds IES Renewable Energy, LLC as a borrower on the 2012 Credit Facility. On February 13, 2013, we used proceeds from the Wells Fargo Term Loan plus unrestricted cash on hand to repay in full the $10.0 million outstanding under the Tontine Term Loan, plus accrued interest. The resulting payment structure of the Wells Fargo Term Loan evidences our ability and intent to repay the loan over a period greater than twelve months. As such, we have classified the Wells Fargo Term Loan in both the current and long term portion of our December 31, 2012 Consolidated Balance Sheet.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the provisions of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-Q.

(b) Exhibits

2.1	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of
Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished supplementally to the Securities and Exchange Commission upon request.) (1)

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

10.1	Joinder and First Amendment to Credit and Security Agreement dated February 13, 2013 by and among the Company each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.CAL	XBRL Calculation Linkbase Document

**	Furnished herewith
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2013.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ ROBERT W. LEWEY
Robert W. Lewey
Senior Vice President and Chief Financial Officer