Form 10-Q
period 2013-03-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2013-05-13
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

On May 13, 2013, there were 15,105,846 shares of common stock outstanding.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

PART I

DEFINITIONS

In this Quarterly Report on Form 10-Q, the words “IES”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. These statements discuss future expectations, contain projections of financial condition of results of operation, or state other “forward-looking” information. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

•	fluctuations in operating activity due to downturns in levels of construction, seasonality and differing regional economic conditions;

•	competition in our respective industries, both from third parties and former employees, which could result in the loss of one or more customers or lead to lower margins on new projects;

•	a general reduction in the demand for our services;

•	a change in the mix of our customers, contracts and business;

•	our ability to successfully manage projects;

•	possibility of errors when estimating revenue and progress to date on percentage-of-completion contracts;

•	inaccurate estimates used when entering into fixed-priced contracts;

•	challenges integrating new businesses into the Company or new types of work or new processes into our divisions;

•	the cost and availability of qualified labor;

•	accidents resulting from the physical hazards associated with our work and the potential for accidents;

•	success in transferring, renewing and obtaining electrical and construction licenses;

•	our ability to pass along increases in the cost of commodities used in our business, in particular, copper, aluminum, steel, fuel and certain plastics;

•	potential supply chain disruptions due to credit or liquidity problems faced by our suppliers;

•	loss of key personnel and effective transition of new management;

•	warranty losses, damages or other latent defect claims in excess of our existing reserves and accruals;

•	warranty losses or other unexpected liabilities stemming from former divisions which we have sold or closed;

•	growth in latent defect litigation in states where we provide residential electrical work for home builders not otherwise covered by insurance;

•	limitations on the availability of sufficient credit or cash flow to fund our working capital needs;

•	difficulty in fulfilling the covenant terms of our credit facilities;

•	increased cost of surety bonds affecting margins on work and the potential for our surety providers to refuse bonding or require additional collateral at their discretion;

•	increases in bad debt expense and days sales outstanding due to liquidity problems faced by our customers;

•	changes in the assumptions made regarding future events used to value our stock options and performance-based stock awards;

•	the recognition of potential goodwill, long-lived assets and other investment impairments;

•	uncertainties inherent in estimating future operating results, including revenues, operating income or cash flow;

•	disagreements with taxing authorities with regard to tax positions we have adopted;

•	the recognition of tax benefits related to uncertain tax positions;

•	complications associated with the incorporation of new accounting, control and operating procedures;

•	the financial impact of new or proposed accounting regulations;

•	the ability of our controlling shareholder to take action not aligned with other shareholders;

•	the possibility that certain tax benefits of our net operating losses may be restricted or reduced in a change in ownership;

•	credit and capital market conditions, including changes in interest rates that affect the cost of construction financing and mortgages, and the inability for some of our customers to retain sufficient financing which could lead to project delays or cancellations, and potentially impede the collectability of our accounts receivable;

•	the sale or disposition of the shares of our common stock held by our majority shareholder, which, under certain circumstances, would trigger change of control provisions in contracts such as employment agreements and financing and surety arrangements;

•	additional closures or sales of facilities could result in significant future charges and a significant disruption of our operations;

•	the successful integration of acquisitions;

•	the inability to consummate the transactions contemplated by the Agreement and Plan of Merger, dated as of March 13, 2013, by and among IES, MISCOR Group, Ltd., an Indiana corporation (“MISCOR”), and IES Subsidiary Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of IES (“Merger Sub”), pursuant to which MISCOR will be merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of IES (the “Merger”); and

•	the inability to achieve, or difficulties and delays in achieving, synergies and cost savings relating to the Merger.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors” as well as the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, restructuring efforts, borrowing availability, cash position, pro forma financial statements or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INDUSTRY AND MARKET DATA

This Quarterly Report on Form 10-Q may include certain industry and market data that we obtain from independent industry publications or other published independent sources. These publications generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications are reliable, we do not independently verify any of the data from third-party sources nor do we ascertain the underlying economic or operational assumptions relied upon therein.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	March 31, 2013	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,458	$18,729
Restricted cash	7,052	7,155
Accounts receivable:
Trade, net of allowance of $1,301 and $1,788, respectively	72,745	76,259
Retainage	15,205	17,004
Inventories	12,109	15,141
Costs and estimated earnings in excess of billings on uncompleted contracts	6,647	8,180
Assets held for sale	1,110	1,110
Prepaid expenses and other current assets	4,257	3,807

Total current assets	132,583	147,385

LONG-TERM RECEIVABLE, net of allowance of $0 and $0, respectively	213	259
PROPERTY AND EQUIPMENT, net	5,720	6,480
GOODWILL	8,574	4,446
INTANGIBLE ASSETS, net of amortization of $82	808	—
GOODWILL AND INTANGIBLE ASSETS	9,382	4,446
OTHER NON-CURRENT ASSETS, net	5,355	6,143

Total assets	$153,253	$164,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,163	$456
Current maturities of long-term debt, related party	—	10,000

Current maturities of long-term debt, total	4,163	10,456
Accounts payable and accrued expenses	66,667	68,673
Billings in excess of costs and estimated earnings on uncompleted contracts	20,220	25,255

Total current liabilities	91,050	104,384

LONG-TERM DEBT, net of current maturities	2,292	24
LONG-TERM DEFERRED TAX LIABILITY	285	285
OTHER NON-CURRENT LIABILITIES	6,606	6,863

Total liabilities	100,233	111,556

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 15,105,846 and 14,977,400 outstanding, respectively	154	154
Treasury stock, at cost, 301,956 and 430,402 shares, respectively	(2,839)	(4,546)
Additional paid-in capital	162,590	163,871
Accumulated other comprehensive income	27	—
Retained deficit	(106,912)	(106,322)

Total stockholders’ equity	53,020	53,157

Total liabilities and stockholders’ equity	$153,253	$164,713

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended March 31,
	2013	2012
Revenues	$121,995	$107,608
Cost of services	105,999	93,819

Gross profit	15,996	13,789
Selling, general and administrative expenses	16,606	14,407
Gain on sale of assets	(21)	(19)

Loss from operations	(589)	(599)

Interest and other (income) expense:
Interest expense	449	543
Interest income	(113)	(8)
Other (income) expense, net	(38)	1

Interest and other expense, net	298	536

Loss from continuing operations before income taxes	(887)	(1,135)
Provision (benefit) for income taxes	53	51

Net loss from continuing operations	$(940)	$(1,186)

Discontinued operations (Note 12)
Loss from discontinued operations	(152)	(2,214)
(Benefit) provision for income taxes	9	31

Net loss from discontinued operations	(161)	(2,245)

Net loss	$(1,101)	$(3,431)

Unrealized gain on interest hedge, before tax	27	—
Income tax related to unrealized gain on interest hedge	—	—

Comprehensive loss	$(1,074)	$(3,431)

Loss per share:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$(0.01)	$(0.15)

Basic	$(0.07)	$(0.23)
Diluted loss per share:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$(0.01)	$(0.15)

Diluted	$(0.07)	$(0.23)
Shares used in the computation of loss per share
Basic	14,909,896	14,638,678
Diluted	14,909,896	14,638,678

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Six Months Ended March 31,
	2013	2012
Revenues	$249,259	$216,606
Cost of services	215,283	189,624

Gross profit	33,976	26,982
Selling, general and administrative expenses	31,528	27,091
Gain on sale of assets	(40)	(155)

Income from operations	2,488	46

Interest and other (income) expense:
Interest expense	1,055	1,088
Interest income	(125)	(15)
Other (income) expense, net	1,696	(64)

Interest and other expense, net	2,626	1,009

Loss from continuing operations before income taxes	(138)	(963)
Provision (benefit) for income taxes	168	32

Net loss from continuing operations	$(306)	$(995)

Discontinued operations (Note 12)
Loss from discontinued operations	(290)	(5,940)
(Benefit) provision for income taxes	(6)	218

Net loss from discontinued operations	(284)	(6,158)

Net loss	$(590)	$(7,153)

Unrealized gain on interest hedge, before tax	27	—
Income tax related to unrealized gain on interest hedge	—	—

Comprehensive loss	$(563)	$(7,153)

Loss per share:
Continuing operations	$(0.02)	$(0.07)
Discontinued operations	$(0.02)	$(0.42)

Basic	$(0.04)	$(0.49)
Diluted loss per share:
Continuing operations	$(0.02)	$(0.07)
Discontinued operations	$(0.02)	$(0.42)

Diluted	$(0.04)	$(0.49)
Shares used in the computation of loss per share
Basic	14,855,313	14,603,693
Diluted	14,855,313	14,603,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(590)	$(7,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	(488)	(576)
Deferred financing cost amortization	(353)	(9)
Depreciation and amortization	1,078	1,058
Reserve for uncollectible surety deposit	1,725	—
Loss (gain) on sale of assets	32	(9)
Share based compensation expense	773	276
Unrealized gain on interest swap	27	—
Changes in operating assets and liabilities
Accounts receivable	1,063	16,829
Inventories, net	3,032	(3,276)
Costs and estimated earnings in excess of billings	1,533	209
Prepaid expenses and other current assets	880	(571)
Other non-current assets	82	(40)
Increase, (decrease) in-
Accounts payable and accrued expenses	(3,367)	(14,131)
Billings in excess of costs and estimated earnings	(5,035)	(504)
Other non-current liabilities	686	98

Net cash provided by (used in) operating activities	1,078	(7,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46)	(978)
Cash paid in conjunction with business combination	(828)	—

Net cash provided by (used in) investing activities	(874)	(978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(10,233)	(128)
Issuance of debt	5,000	—
Purchase of treasury stock	(346)	(94)
Change in restricted cash	104	(8,812)

Net cash used in financing activities	(5,475)	(9,034)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(5,271)	(17,811)
CASH AND CASH EQUIVALENTS, beginning of period	18,729	35,577

CASH AND CASH EQUIVALENTS, end of period	$13,458	$17,766

	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net	$299	$560
Cash paid for income taxes	$142	$137

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of infrastructure services to the residential, commercial and industrial industries as well as for data centers and other mission critical environments. We operate primarily in the electrical infrastructure markets, with a corporate focus on expanding into other markets through strategic acquisitions or investments. Originally established as IES in 1997, we provide services from our 56 domestic locations as of March 31, 2013. Our operations are organized into three principal business segments, based upon the nature of our current products and services:

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

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment has expanded its offerings by providing services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The Residential segment is made up of 28 total locations, which includes our Residential headquarters in Houston. These segment locations geographically cover Texas, California, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States, including Hawaii.

Our Commercial & Industrial segment is one of the largest providers of electrical contracting services in the United States. The segment offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial segment consists of 18 total locations, which includes our Commercial & Industrial headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities, and residential developments. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. Service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short term economic fluctuations.

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

Sale of Non-Core Electrical Distribution Facility

On February 28, 2011, Key Electrical Supply, Inc. a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications to Elliot Electric Supply, Inc. for a purchase price of $6,676. The loss on this transaction was immaterial.

Related Party Transactions

On December 12, 2007, we entered into a $25,000 senior subordinated loan agreement with Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), our controlling shareholder (the “Tontine Term Loan”). The Tontine Term Loan bore interest at 11.0% per annum and was due on May 15, 2013. Interest was payable quarterly in cash or in-kind at our option. Any interest paid in-kind also bore interest at 11.0% in addition to the loan principal. On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P, also a related party. On February 13, 2013, we repaid the remaining $10,000 of principal on the Tontine Term Loan with existing cash on hand and proceeds from our $5,000 term loan with Wells Fargo Bank, National Association (“Wells Fargo”).

The Tontine Term Loan was subordinated to the 2012 Credit Facility. The Tontine Term Loan was an unsecured obligation of the Company and its subsidiary borrowers and contained no financial covenants or restrictions on dividends or distributions to stockholders. The Tontine Term Loan was amended on August 9, 2012 in connection with the Company entering into the 2012 Credit Facility. The amendment did not materially impact the Company’s obligations under the Tontine Term Loan. For a description of the 2012 Credit Facility, please see Note 4 “Debt – The 2012 Revolving Credit Facility” in the Notes to these Consolidated Financial Statements.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. On February 20, 2013, pursuant to the Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed a shelf registration statement (as amended, the “Shelf Registration Statement”) to register Tontine’s shares. The Shelf Registration Statement has not been declared effective, and remains subject to review and comment, by the SEC. Once the Shelf Registration Statement is declared effective and for so long as it remains effective, Tontine will have the ability to resell any or all of its shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

On March 13, 2013, the Company and MISCOR Group, Ltd., an Indiana corporation, (“MISCOR”) announced that they had entered into an Agreement and Plan of Merger, dated March 13, 2013 (the “Merger Agreement”), pursuant to which IES will acquire 100% of the common stock of MISCOR in a stock and cash transaction. As of March 31, 2013, Tontine beneficially owned 49.9% of the issued and outstanding shares of MISCOR common stock. Given Tontine’s significant holdings in both the Company and MISCOR, only the disinterested members of the IES Board of Directors voted on, and unanimously approved, the Merger Agreement. In addition, MISCOR established a special committee of independent directors that voted on and approved the Merger Agreement and recommended approval of the Merger Agreement by the full MISCOR board of directors. After receiving approval from the special committee, the disinterested members of the MISCOR board of directors unanimously approved the Merger Agreement. For additional information on the proposed Merger with MISCOR, please see “Subsequent Events” below.

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

In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.

We will adopt this requirement effective October 1, 2013. This amendment to the authoritative guidance associated with comprehensive income was effective for the Company on October 1, 2012 and have been applied retrospectively. We have adopted a single continuous statement of comprehensive income.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, notes payable issued to finance our insurance policies, and a term loan with Wells Fargo Bank. We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”), in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature. While the carrying value of the Tontine Term Loan was zero at March 31, 2013, we estimated the fair value using level 3 inputs, including an estimated interest rate reflecting current market conditions during prior periods. For additional information, please refer to Note 4, “Debt – The Tontine Term Loan” in the Notes to these Consolidated Financial Statements.

We estimate that the fair value of our investment in EnerTech (Level 3) is $1,045 at March 31, 2013. For additional information, please refer to Note 8, “Securities and Equity Investments – Investment in EnerTech-Capital Partners II L.P.” in the Notes to these Consolidated Financial Statements.

We estimate that the fair value of our interest rate swap agreement with Wells Fargo Bank, N.A. (Level 2) is $27 at March 31, 2013. For additional information, please refer to Note 14, “Derivative Investments” in the Notes to these Consolidated Financial Statements.

We entered into a contingent consideration agreement in conjunction with the Acro Asset Purchase Agreement, wherein we have agreed to pay 5% of eligible revenues earned during the twelve month period commencing March 31, 2013. We estimate the fair value of the contingent consideration (Level 3) is $665 at March 31, 2013. The fair value of this contingent liability will vary depending on actual revenues earned.

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

Asset Impairment

During the fiscal year ended September 30, 2012, the Company recorded a pretax non-cash asset impairment charge of $688 related to real estate held by our Commercial & Industrial segment. The real estate was held within a location selected for closure during 2011. This impairment was to adjust the carrying value of real estate held for sale to the estimated current market value less expected selling expenses, the value at which we expected to sell this real estate within one year. The real estate is classified as assets held for sale within our Consolidated Balance Sheets.

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

Tax Provision

A reliable estimate of the annual effective tax rate cannot be determined. Therefore, the Company is using year to date income tax expense to determine the income tax provision for the three months and six months ended March 31, 2013.

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

2. CONTROLLING SHAREHOLDER

On April 30, 2010, we prepaid $15,000 of the original $25,000 principal outstanding on the Tontine Term Loan. On February 12, 2013, we entered into the Amendment to the 2012 Credit Facility pursuant to which, Wells Fargo provided the Company with a $5,000 term loan. On February 13, 2013, we repaid the remaining $10,000 of principal on the Tontine Term Loan with existing cash on hand and proceeds from the Wells Fargo Term Loan. For a description of the Amendment and the Wells Fargo Term Loan, please see Note 4, “Debt—The 2012 Revolving Credit Facility” in the Notes to these Consolidated Financial Statements.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. On February 20, 2013, pursuant to the Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed the Shelf Registration Statement to register Tontine’s shares. The Shelf Registration Statement has not been declared effective, and remains subject to review and comment, by the SEC. Once the Shelf Registration Statement is declared effective and for so long as it remains effective, Tontine will have the ability to resell any or all of its shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 28, 2013 and any description thereof is qualified in its entirety by the terms of the NOL Rights Plan. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

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

The facilities directly affected by the 2011 Restructuring Plan are in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to business prospects at that time and the extended time frame needed to return the facilities to a profitable position. Closure costs associated with the 2011 Restructuring Plan included equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the final stages of winding down these facilities. As part of our restructuring charges reported within discontinued operations for our Commercial & Industrial segment we recognized $(4) and $35 in severance reversals and costs, $61 and $764 in consulting services, and zero and $65 in costs related to lease terminations for the six months ended March 31, 2013 and 2012, respectively.

The 2011 Restructuring Plan pertains only to our Commercial & Industrial segment. The following table summarizes the activities related to our restructuring activities by component:

	Severance	Consulting	Lease Termination
	Charges	Charges	& Other Charges	Total
Restructuring liability at September 30, 2012	$201	$10	$329	$540
Restructuring charges (reversals) incurred	(4)	61	—	57
Cash payments made	(17)	(70)	(126)	(213)

Restructuring liability at March 31, 2013	$180	$1	$203	$384

4. DEBT

Debt consists of the following:

	March 31,	September 30,
	2013	2012
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$—	$10,000
Wells Fargo Term Loan, paid in installments thru Feb 12, 2015, bearing interest at 6% + 3 Month LIBOR	4,792	—
Insurance Financing Agreements, bearing interest between 1.99% to 2.75%	1,502	196
Capital leases and other	161	284

Total debt	6,455	10,480
Less — Short-term debt and current maturities of long-term debt	(4,163)	(10,456)

Total long-term debt	$2,292	$24

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Future payments on debt at March 31, 2013 are as follows:

	Capital Leases and Other	Insurance Financing	Term Debt	Total
2013	159	1,502	1,250	2,911
2014	26	—	2,500	2,526
2015	—	—	1,042	1,042
2016	—	—	—	—
Thereafter	—	—	—	—
Less: Imputed Interest	(24)	—	—	(24)

Total	$161	$1,502	$4,792	$6,455

For the three months ended March 31, 2013 and 2012, we incurred interest expense of $449 and $543, respectively. For the six months ended March 31, 2013 and 2012, we incurred interest expense of $1,055 and $1,088, respectively.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Credit Facility”) with Wells Fargo. The 2012 Credit Facility originally matured on August 9, 2015, unless earlier terminated. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility with Wells Fargo (the “Amendment”). The Amendment extends the term of the 2012 Credit Facility to August 9, 2016 and adds IES Renewable Energy, LLC as a borrower on the 2012 Credit Facility. In addition, pursuant to the Amendment, Wells Fargo provided the Company with a $5,000 term loan (the “Wells Fargo Term Loan”). The Credit Agreement was filed as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2012, and any description thereof is qualified in its entirety by the terms of the Credit Agreement, and the Amendment was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, and any description thereof is qualified in its entirety by the terms of the Amendment. For a description of the proposed Acquisition Term Loan with Wells Fargo, please see Note 15, “Subsequent Events” in the Notes to these Consolidated Financial Statements.

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

Level	Thresholds	Interest Rate Margin
I	Liquidity ≤ $20,000 at any time during the period; or Excess Availability ≤ $7,500 at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	4.00 percentage points

II	Liquidity > $20,000 at all times during the period; and Liquidity ≤ $30,000 at any time during the period; and Excess Availability $7,500; and Fixed charge coverage ratio > 1.0:1.0	3.50 percentage points

III	Liquidity > $30,000 at all times during the period	3.00 percentage points

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

While borrowings under the Wells Fargo Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%, the Company and Wells Fargo entered into an interest rate swap agreement on March 1, 2013, whereby the Company has caused the interest rate for borrowings under the Wells Fargo Term Loan to be fixed at 7.00% per annum. Interest is payable in monthly installments over a 24-month period. The Company may prepay the Wells Fargo Term Loan in part or in whole prior to its stated maturity upon the payment of the outstanding principal amount, accrued but unpaid interest and prepayment fees.

In addition, under the 2012 Credit Facility, we are charged monthly in arrears for (1) an unused commitment fee of 0.50% per annum, (2) a collateral monitoring fee ranging from $1 to $2, based on the then-applicable interest rate margin, (3) a letter of credit fee based on the then-applicable interest rate margin and (4) certain other fees and charges as specified in the Credit Agreement.

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock. On February 13, 2013, we repaid the remaining $10,000 of principal on the Tontine Term Loan plus accrued interest with existing cash on hand and proceeds from the Wells Fargo Term Loan.

At March 31, 2013, we had $16,466 available to us under the 2012 Credit Facility, $7,052 in outstanding letters of credit with Wells Fargo and no outstanding borrowings outside the Wells Fargo Term Loan. The terms surrounding the 2012 Credit Facility agreement with Wells Fargo require that we cash collateralize 100% of our letter of credit balance. As such, we have $7,052 classified as restricted cash within the Balance Sheet as of March 31, 2013.

At March 31, 2013, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20,000 or Excess Availability is less than $7,500. As of March 31, 2013, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20,000 and Excess Availability was in excess of $7,500; had we not met these thresholds at March 31, 2013, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

For the three months ended March 31, 2012, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.75% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

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

On April 30, 2010, we prepaid $15,000 of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P, also a related party. Pursuant to its terms, we were permitted to repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. On February 13, 2013, we repaid the remaining $10,000 of principal on the Tontine Term Loan, plus accrued interest, with existing cash on hand and proceeds from the Wells Fargo Term Loan.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the three and six months ended March 31, 2013 and 2012 was $46 and $91, respectively.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted income (loss) per share for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss from continuing operations attributable to common shareholders	$(940)	$(1,186)
Net loss from continuing operations attributable to restricted shareholders	$—	$—

Net loss from continuing operations	$(940)	$(1,186)

Net loss from discontinued operations attributable to common shareholders	$(161)	$(2,245)
Net loss from discontinued operations attributable to restricted shareholders	$—	$—

Net loss from discontinued operations	$(161)	$(2,245)

Net loss attributable to common shareholders	$(1,101)	$(3,431)
Net loss attributable to restricted shareholders	$—	$—

Net loss	$(1,101)	$(3,431)

Denominator:
Weighted average common shares outstanding — basic	14,909,896	14,638,678
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,909,896	14,638,678

Basic loss per share:
Basic loss per share from continuing operations	$(0.06)	$(0.08)
Basic loss per share from discontinued operations	$(0.01)	$(0.15)
Basic loss per share	$(0.07)	$(0.23)
Diluted loss per share:
Diluted loss per share from continuing operations	$(0.06)	$(0.08)
Diluted loss per share from discontinued operations	$(0.01)	$(0.15)
Diluted loss per share	$(0.07)	$(0.23)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Six Months Ended March 31,
	2013	2012
Numerator:
Net loss from continuing operations attributable to common shareholders	$(306)	$(995)
Net loss from continuing operations attributable to restricted shareholders	$—	$—

Net loss from continuing operations	$(306)	$(995)

Net loss from discontinued operations attributable to common shareholders	$(284)	$(6,158)
Net loss from discontinued operations attributable to restricted shareholders	$—	$—

Net loss from discontinued operations	$(284)	$(6,158)

Net loss attributable to common shareholders	$(590)	$(7,153)
Net loss attributable to restricted shareholders	$—	$—

Net loss	$(590)	$(7,153)

Denominator:
Weighted average common shares outstanding — basic	14,855,313	14,603,693
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,855,313	14,603,693

Basic loss per share:
Basic loss per share from continuing operations	$(0.02)	$(0.07)
Basic loss per share from discontinued operations	$(0.02)	$(0.42)
Basic loss per share	$(0.04)	$(0.49)
Diluted loss per share:
Diluted loss per share from continuing operations	$(0.02)	$(0.07)
Diluted loss per share from discontinued operations	$(0.02)	$(0.42)
Diluted loss per share	$(0.04)	$(0.49)

For the three months ended March 31, 2013 and 2012, 16,121 and 20,000 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock. For the six months ended March 31, 2013 and 2012, 17,236 and 20,000 stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock.

For the three months ended March 31, 2013 and 2012, 168,412 and 388,860 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations. For the six months ended March 31, 2013 and 2012, 196,455 and 388,860 shares, respectively, of restricted stock were excluded from the computation of fully diluted earnings per share because we reported a loss from continuing operations.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the three and six months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31, 2013
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$31,806	$39,344	$50,845	$—	$121,995
Cost of services	25,975	32,564	47,460	—	105,999

Gross profit	5,831	6,780	3,385	—	15,996
Selling, general and administrative	3,301	6,412	3,609	3,284	16,606
Loss (gain) on sale of assets	—	(12)	(9)	—	(21)

Income (loss) from operations	$2,530	$380	$(215)	$(3,284)	$(589)

Other data:
Depreciation and amortization expense	$92	$89	$59	$299	$539
Capital expenditures	130	68	97	—	295
Total assets	$25,366	$38,714	$53,531	$35,642	$153,253

	Three Months Ended March 31, 2012
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$28,430	$29,628	$49,550	$—	$107,608
Cost of services	24,374	25,097	44,350	(2)	93,819

Gross profit	4,056	4,531	5,200	2	13,789
Selling, general and administrative	3,165	4,532	4,506	2,204	14,407
Loss (gain) on sale of assets	—	3	(22)	—	(19)

Income (loss) from operations	$891	$(4)	$716	$(2,202)	$(599)

Other data:
Depreciation and amortization expense	$65	$90	$61	$303	$519
Capital expenditures	$239	$8	$5	$—	$252
Total assets	$18,502	$27,318	$67,087	$46,272	$159,179

	Six Months Ended March 31, 2013
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$71,925	$75,349	$101,985	$—	$249,259
Cost of services	58,862	62,463	93,958	—	215,283

Gross profit	13,063	12,886	8,027	—	33,976
Selling, general and administrative	6,860	11,640	7,345	5,683	31,528
Loss (gain) on sale of assets	—	(21)	(19)	—	(40)

Income (loss) from operations	$6,203	$1,267	$701	$(5,683)	$2,488

Other data:
Depreciation and amortization expense	$179	$185	$115	$599	$1,078
Capital expenditures	171	94	110	—	375
Total assets	$25,366	$38,714	$53,531	$35,642	$153,253

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Six Months Ended March 31, 2012
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$53,591	$58,900	$104,115	$—	$216,606
Cost of services	45,970	49,721	93,925	8	189,624

Gross profit	7,621	9,179	10,190	(8)	26,982
Selling, general and administrative	5,875	8,946	8,607	3,663	27,091
Loss (gain) on sale of assets	(60)	7	(102)	—	(155)

Income (loss) from operations	$1,806	$226	$1,685	$(3,671)	$46

Other data:
Depreciation and amortization expense	$117	$172	$140	$590	$1,019
Capital expenditures	$239	$34	$5	$861	$1,139
Total assets	$18,502	$27,318	$67,087	$46,272	$159,179

7. STOCKHOLDERS’ EQUITY

The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.0 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan.

Treasury Stock

During the six months ended March 31, 2013, we repurchased 74,760 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 203,206 shares out of treasury stock under our share-based compensation programs. We issued 48,706 shares from Treasury to satisfy phantom stock unit vestings for two members of the Board of Directors whose units vested upon their respective departures from the Board of Directors.

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

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forfeitures	Shares Outstanding	Expense recognized through March 31, 2013
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	148,047	77,439	—	$495
2011	320,000	$3.39	160,975	77,205	81,820	$593
2012	107,500	$2.07	33,334	—	74,166	$104
2013	12,500	$5.00	—	—	12,500	$9

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

During the six months ended March 31, 2013 and 2012, we recognized $182 and $276, respectively, in compensation expense related to these restricted stock awards. At March 31, 2013, the unamortized compensation cost related to outstanding unvested restricted stock was $390. We expect to recognize $184 of this unamortized compensation expense during the remaining six months of our 2013 fiscal year and $206 thereafter. A summary of restricted stock awards for the years ended September 30, 2013, 2012 and 2011 is provided in the table below:

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

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the six months ended March 31, 2013 and 2012, we recognized $230 and zero, respectively in compensation expense related to these grants. Two directors departed the Board of Directors during the six months ended March 31, 2013, resulting in an immediate vesting of 48,706 PSUs.

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the six months ended March 31, 2013 and 2012, we recognized $363 and zero, respectively in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2013, 2013 and 2012 are disclosed in the following table:

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

Stock-based compensation expense recognized during the period is based on the value of the portion of the share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income is based on awards ultimately expected to vest. We estimate our forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes activity under our stock option plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—

Outstanding, September 30, 2012	20,000	$3.24

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, March 31, 2013	20,000	$3.24

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at March 31, 2013:

Range of Exercise Prices	Outstanding as of March 31, 2013	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of March 31, 2013	Weighted-Average Exercise Price
$3.24	20,000	8.30	$3.24	6,667	$3.24

	20,000	8.30	$3.24	6,667	$3.24

All of our outstanding options as of March 31, 2013 vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant and expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire July 2021.

During the six months ended March 31, 2013 and 2012, we recognized $7 in compensation expense related to these awards. At March 31, 2013, the unamortized compensation cost related to outstanding unvested stock options was $18. We expect to recognize $7 and $11 of this unamortized compensation expense during the year ended September 30, 2013 and 2014.

The intrinsic value of stock options outstanding and exercisable was $36 and zero at March 31, 2013 and 2012, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

8. SECURITIES AND EQUITY INVESTMENTS

Investment in EnerTech

In April 2000, we committed to invest up to $5,000 in EnerTech. As of September 30, 2009, we fulfilled our $5,000 investment under this commitment. As our investment is 2.21% of the overall ownership in EnerTech at March 31, 2013 and September 30, 2012, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at March 31, 2013 and September 30, 2012 was $919 based on the quarterly fair value assessment provided by management of the fund.

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012
Carrying value	$919	$919
Unrealized gains	126	69

Fair value	$1,045	$988

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at March 31, 2013 indicated our investment was not impaired. As of March 31, 2013 and September 30, 2012, the carrying value of this investment was $919. See Note 1, “Business” in the Notes to these Consolidated Financial Statements for related disclosures relative to fair value measurements.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

9. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. On February 1, 2013, we reinstated the employer match portion of the 401(k) plan. Participants become vested in our matching contributions following three years of service.

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

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $850 and $746 recorded as of March 31, 2013 and 2012, respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Executive Savings Plan assets	547	547	—	—
Executive Savings Plan liabilities	(432)	(432)	—	—
Interest rate swap agreement	27	—	27	—
Contingent consideration agreement	(665)	—	—	(665)

Total	$(523)	$115	27	(665)

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting to discuss potential settlement of its costs associated with the site. The meeting included a number of the defendants, as well as other PRPs not currently in the litigation. The Company was invited to attend this meeting and counsel for the Company attended. The EPA has notified all parties that they must indicate by March 15, 2013 whether they will participate in settlement discussions. This settlement is separate from the 2009 litigation filed by PRPs against the Company and others. The Company has notified the EPA that it intends to participate in the settlement discussions. In addition, the Company intends to present to the EPA the evidence developed in the 2009 suit to support the argument that the Company did not contribute PCB contamination to the site. We have tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of March 31, 2013, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

On August 29, 2012, the Company was served with a wage and hour suit seeking class action certification. On December 4, 2012, the Company was served with a second suit, which included the same allegations but different named plaintiffs. These two cases are almost identical to several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur Motiva plant on various

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. It does not appear the company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. In early January 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent on bussing into the facility. Our investigation indicates that all other activities alleged either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, will seek dismissal of the case through summary judgment. As of March 31, 2013, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At March 31, 2013, we had $4,107 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of March 31, 2013, we had $629 reserved for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2013, $6,852 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of March 31, 2013, the estimated cost to complete our bonded projects was approximately $59,889. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of March 31, 2013, we had cash totaling $999 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

For a description of as surety agreement entered into in May 2013, please see Note 15, “Subsequent Events” in the Notes to these Consolidated Financial Statements.

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2013, $200 of our outstanding letters of credit were to collateralize our vendors.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

On January 9, 2012, we entered into a settlement agreement with regard to $2,000 of collateral held by a surety who previously issued construction payment and performance bonds for us. The agreement called for a total settlement of $2,200 to be paid in monthly installments through February 2013. We received installments totaling $175 through April 2012; however, the surety then failed to make any payments from April 2012 to August 2012. We filed a motion to enter judgment on the note, and then on August 7, 2012, reached a new payment agreement with the surety. The amended agreement provided for additional collateral and called for the total settlement amount of $2,025 ($2,200 less the $175 already received) to be paid in monthly installments beginning September 30, 2012 through July 2014 with an interest rate of 12%. The surety subsequently negotiated a postponement of the initial installment and began payments with $50 tendered on October 31, 2012 and a second payment of $50 tendered in early December 2012. The surety then requested another postponement and amendment to the payment agreement to modify payment dates based on the production rates of the surety’s investment in a coal mining operation. On January 2, 2013, the Company tendered a notice of default to the surety and its coal mining operations, which make up the additional collateral negotiated in the first amendment to the settlement agreement. Given the surety’s failure to make the payments due on December 31, 2012, and January 31, 2013, and its continued attempts to restructure the underlying settlement agreement, the Company has concluded the collection of the receivable was not probable as of December 31, 2012. The Company recorded a reserve in the amount $1,725, bringing the receivable’s net carrying value to zero. The reserve was recorded as other expense within our Consolidated Statements of Comprehensive Income. On March 8, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies which formed the collateral supporting the amended payment agreement, and then filed suit a week later to enforce the acceleration. Once this case reaches judgment, the Company intends to pursue seizure of the coal mining assets. On April 17, 2013, the Company filed the necessary documents to domesticate the agreed judgment against Mr. Scarborough and IBCS in Virginia. This filing results in a lien on Mr. Scarborough’s real property and opens the door to pursue Mr. Scarborough’s personal assets and any assets held by the surety. The extent of recovery, if any, cannot be determined. However, the possibility of a partial or full recovery exists as IES aggressively pursues the collection of the collateral. Any recovery in subsequent periods will be recorded as other income.

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of March 31, 2013, we had no such open purchase commitments.

12. DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. The closure of these facilities was a key aspect of our commitment to return the Company to profitability and selected based on their business prospects at that time and the extended time frame needed to return the facilities to a profitable position. We substantially concluded the closure of these facilities as of September 30, 2012. Results from operations of these facilities for the three and six months ended March 31, 2013 and 2012 are presented in our Consolidated Statements of Comprehensive Income as discontinued operations.

The components of the results of discontinued operations for these facilities are as follows:

	Three Months Ended March 31,
	2013	2012
Revenues	$546	$5,199
Cost of services	475	6,402

Gross profit	71	(1,203)
Selling, general and administrative	214	815
(Gain) on sale of assets	(1)	(68)
Restructuring charge	10	264

Loss from discontinued operations	(152)	(2,214)
(Benefit) provision for income taxes	9	31

Net loss from discontinued operations	$(161)	$(2,245)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Six Months Ended March 31,
	2013	2012
Revenues	$1,062	$11,495
Cost of services	925	14,981

Gross profit	137	(3,486)
Selling, general and administrative	371	1,504
Loss on sale of assets	(1)	86
Restructuring charge	57	864

Loss from discontinued operations	(290)	(5,940)
(Benefit) provision for income taxes	(6)	218

Net loss from discontinued operations	$(284)	$(6,158)

Included in the Consolidated Balance Sheets at March 31, 2013 and September 30, 2012 are the following major classes of assets and liabilities associated with discontinued operations:

	March 31,	September 30,
	2013	2012
Assets of discontinued operations	$3,252	$6,127
Liabilities of discontinued operations	$1,474	$3,005

13. BUSINESS COMBINATION

Acquisition of Assets from the Acro Group

On February 8, 2013, IES Renewable Energy, LLC (“IES Renewable”), an indirect wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with a group of entities operating under the name of the Acro Group: Residential Renewable Technologies, Inc., Energy Efficiency Solar, Inc. and Lonestar Renewable Technologies Acquisition Corp. (collectively, the “Acro Group”). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to acquire certain assets in connection with the Acro Group’s turn-key residential solar integration business (the “Acquired Assets”). The Acquired Assets include, but are not limited to, assets relating to the Acro Group’s solar installation sales and marketing platform and the backlog of contracts entered into by the Acro Group with residential solar customers, which provide for the payment of sales and marketing fees in connection with the sale, installation and third-party financing of residential solar equipment. The transaction closed on February 15, 2013 (the “Closing Date”).

Following consummation of the transaction, IES Residential, Inc. (“IES Residential”), a wholly-owned subsidiary of the Company, began offering full-service residential solar integration services, including design, procurement, permitting, installation, financing services through third parties and warranty services for residential customers. IES Residential had previously provided solar installation subcontracting services to the Acro Group, and as of February 8, 2013, was owed $3,800 for subcontracting services provided up to that date (such balance, as of the day prior to the Closing Date, the “Accounts Receivable Balance”).

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Total consideration received by the Acro Group for the Acquired Assets consists of (i) IES Residential’s release of the Accounts Receivable Balance, (ii) payment by IES Renewable to the Acro Group of a percentage of future gross revenue generated from the Acquired Assets in an amount not to exceed $2,000 over the 12-month period beginning the first full month following the Closing Date, subject to certain reductions as described in the Asset Purchase Agreement, and (iii) $828 representing amounts paid by IES Residential, to the Acro Group to fund certain of its operating expenses between January 4, 2013 and the Closing Date.

Purchase price and fair value of assets acquired and liabilities assumed

The Company accounted for the Transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). These level 3 fair value assessments were measured based on a third party valuation, utilizing methodologies including discounted cash flow, replacement cost, and excess earnings, which are subject to finalization. The total estimated purchase price was allocated to the tangible assets and separately identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values on the Closing Date.

The valuations derived from estimated fair value assessments and assumptions used by management are preliminary. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed. The final valuations are pending appraisal valuations of certain tangible and intangible assets acquired, such as property, plant and equipment and technology assets, which may result in adjustments to the preliminary amounts recorded and goodwill, which could be material. The preliminary valuation on the Closing Date was as follows:

(In thousands, except exchange ratio and per share amounts)
IES receivable from the Acro Group as of December 31, 2012 (a)	$2,263
IES deferred cost recorded in connection with transactions with Acro Group between January 1, 2013 and February 15, 2013	1,042
Cash purchase consideration	828
Fair value of contingent consideration (b)	665

Total consideration transferred	$4,798

(a)	As of the Closing Date, IES had a receivable from the Acro Group from past transactions between the two companies. This receivable was forgiven by IES as a portion of the consideration paid to acquire the Acro Group assets and liabilities.
(b)	The contingent consideration is based on a formula of the Acro Group’s revenue for the first 12 months after February 15, 2013, with a maximum and minimum amount payable by IES.

Total estimate of consideration expected to be transferred	$4,798
Allocation to fair value of net assets acquired and liabilities assumed:
Trade receivables	$374
Prepaid commissions	46
Inventory	16
Property and equipment	40
Order backlog	350
Covenant not-to-complete	140
Developed technology	400
Goodwill (c)	4,128
Vacation payable	(26)
Customer incentive payable	(70)
Deferred revenue	(600)

Fair Value of Net Assets Acquired:	$4,798

(c)	The goodwill is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The Acro Group Results of Operations

Since February 15, 2013, the Company’s acquisition of the assets of the Acro Group contributed $48 of revenue and a net loss of $423, inclusive of $82 of amortization related to intangible assets acquired. Intangible assets acquired are being amortized over the average useful life of 2.5 years. These amounts are included in the Company’s accompanying statement of comprehensive income for the period ended March 31, 2013. The results of the acquired assets of the Acro Group are included in the Residential segment.

Supplemental Pro Forma Financial Information

The following unaudited pro forma information gives effect to the transaction as if it had occurred on October 1, 2011. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) to record incremental depreciation expense in connection with fair value adjustments to property and equipment, (2) incremental amortization expense in connection with recording acquired identifiable intangible assets at fair value, (3) to eliminate the impact of historical transactions between IES and the Acro Group that would have been treated as intercompany transactions had the companies been consolidated, (4) to record the related tax effects, and (5) to eliminate costs associated with assets and liabilities not acquired in conjunction with the transaction The unaudited pro forma financial information also includes the effect of certain non-recurring items as of October 1, 2011 such as $187 in acquisition related costs incurred during the six months ended March 31, 2013. The unaudited pro forma financial statements include these acquisition related costs as if they had been incurred on October 1, 2011. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the transaction had actually occurred on that date, nor the results of operations in the future.

The supplemental pro forma results of operations for the three and six months ended March 31, 2013 and 2012, as if the assets of the Acro Group had been acquired on October 1, 2011, are as follows:

	Unaudited
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenues	$122	$109	$252	$221
Net loss from continuing operations	$(916)	$(1,435)	$(1,782)	$(3,850)

14. DERIVATIVE INSTRUMENTS

On March 1, 2013, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. in conjunction with our Wells Fargo Term Loan to hedge interest rate risk. Borrowings under the Wells Fargo Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%. Our interest rate swap agreement bears interest of 1.00% less the per annum rate equal to Daily Three Month LIBOR, thus mitigating the interest rate risk associated with the Daily Three Month LIBOR and ensuring a fixed rate of 7.00% per annum for borrowings under the Wells Fargo Term Loan.

Our derivative instrument is held at fair value on our consolidated balance sheet. Related cash flows are recorded as operating activities on the consolidated statement of cash flows. Gains and losses related to this derivative instrument will be recognized within other comprehensive income. As of March 31, 2013, the interest rate swap agreement was 100% effective, as interest for both the Wells Fargo Term Loan and interest rate swap agreement is calculated utilizing the Daily Three Month LIBOR rate.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table presents the gross fair value of our interest rate swap derivative, and the line items where it appears on our consolidated balance sheet:

	March 31,	September 30,
	2013	2012
Assets
Prepaid expenses and other current assets	$27	$—
Stockholder’s equity	$27	$—
Accumulated other comprehensive income

15. SUBSEQUENT EVENTS

Surety Agreement

On May 7, 2013, the Company and certain of its current and future subsidiaries and affiliates entered into a new agreement of indemnity (the “Surety Agreement”) with certain entities affiliated with Suremerica Surety Underwriting Services, LLC (“Suremerica”). Pursuant to the Surety Agreement, we have agreed to assign to Suremerica, among other things, as collateral to secure our obligations under the Surety Agreement, our rights, title and interest in, and all accounts receivable and related proceeds arising pursuant to, any contract bonded by Suremerica on our behalf. Further, under the Surety Agreement, we have also agreed that, upon written demand, we will deposit with Suremerica, as additional collateral, an amount determined by Suremerica to be sufficient to discharge any claim made against Suremerica on a bond issued on our behalf.

The MISCOR Transaction

On March 13, 2013, the Company entered into a merger agreement with MISCOR. The merger is subject to the approval of both IES and MISCOR shareholders. The merger agreement provides for the exchange of MISCOR common stock for the right to receive IES common stock, cash, or IES common stock and cash. However, the maximum cash consideration paid to MISCOR shareholders is limited to 50% of the total merger consideration.

Upon completion of the merger, the net debt of MISCOR (“MISCOR debt”), as defined in the merger agreement, will be retired. Total merger consideration payable to MISCOR shareholders, as defined within the merger agreement, is $24,000, less MISCOR debt. However, the merger agreement provides for a maximum and minimum IES stock value, collectively (the “Collar”). To the extent the value ascribed to IES common stock falls outside the Collar, the merger consideration, as defined within the merger agreement, will not equal $24,000. Additionally, the merger agreement ascribes certain values to IES common stock, and the MISCOR debt, which will not be equal to the values at closing. As such, total merger consideration will not equal the merger consideration as defined within the merger agreement. The differences between the values of IES common stock and MISCOR debt as measured by the merger agreement, and as of the closing date will impact the final merger consideration as follows:

MISCOR debt

•	If MISCOR debt as measured by the merger agreement is higher than MISCOR debt as of the closing date, merger consideration will decrease; or

•	If MISCOR debt as measured by the merger agreement is lower than MISCOR debt as of the closing date, merger consideration will increase.

Collar

•	If IES stock value, as defined within the merger agreement, is higher than the Collar, merger consideration will increase; or

•	If IES stock value, as defined within the merger agreement, is lower than the Collar, merger consideration will decrease.

IES common stock

•	If IES stock value, as defined within the merger agreement, is greater than the stock value upon closing, merger consideration will decrease; or

•	If IES stock value, as defined within the merger agreement, is less than the stock value upon closing, merger consideration will increase.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Commitment Letter for Acquisition Term Loan

IES’ obligation to complete the Merger is not conditioned upon its obtaining financing. The Company expects, however, to obtain financing for some or all of the cash component of the Merger Consideration, the repayment of outstanding MISCOR debt and the transaction expenses associated with the Merger (the “Merger Payments”). On April 10, 2013, the Company entered into a commitment letter with Wells Fargo, pursuant to which Wells Fargo committed to provide the Company, subject to the satisfaction of certain conditions, a new amortizing term loan in a principal amount of up to $14,000 (the “Acquisition Term Loan”) under the 2012 Credit Facility in order to finance the Merger Payments. For a description of the 2012 Credit Facility, please see Note 4, “Debt – The Revolving Credit Facility” in the Notes to these Consolidated Financial Statements.

Upon entering into the commitment letter, IES incurred an amendment fee in the amount of $37.5. The Acquisition Term Loan, which will mature on August 9, 2016, will be fully reserved from availability under the 2012 Credit Facility and will be subject to principal reduction on a 48-month straight-line amortization. The Acquisition Term Loan will bear interest at a per annum rate equal to the average Daily Three Month LIBOR plus 5.00% for the first year; thereafter, the margin will be determined based on the following grid:

Average Liquidity	LIBOR Spread
< $20,000	5.00%
> $20,000 but < $30,000	4.50%
> $30,000	4.00%

Proceeds of the Acquisition Term Loan may be used only to (i) fund Merger Payments, (ii) refinance IES’ existing $5,000 term loan under the 2012 Credit Facility, and (iii) as otherwise may be permitted by Wells Fargo. Except as specified in the Acquisition Term Loan, all other terms, conditions and provisions of the Acquisition Term Loan shall be as set forth in the Credit and Security Agreement for the 2012 Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related notes, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended September 30, 2012. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended September 30, 2012, our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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

Recent Developments

MISCOR Transaction

On March 13, 2013, the Company and MISCOR Group, Ltd., an Indiana corporation that provides mechanical and electrical services for mission critical power equipment (“MISCOR”) announced that they had entered into a definitive agreement pursuant to which IES will acquire 100% of the common stock of MISCOR in a stock and cash transaction. IES, MISCOR and IES Subsidiary Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of IES (“Merger Sub”), have entered into an Agreement and Plan of Merger, dated March 13, 2013 (the “Merger Agreement”), pursuant to which MISCOR will be merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of IES (the “Merger”). For a description of the proposed Merger with MISCOR, please see Note 15 “Subsequent Events” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commitment Letter for Acquisition Term Loan

IES’ obligation to complete the Merger is not conditioned upon its obtaining financing. The Company expects, however, to obtain financing for some or all of the cash component of the merger consideration, the repayment of outstanding MISCOR debt and the transaction expenses associated with the merger (the “Merger Payments”). On April 10, 2013, the Company entered into a commitment letter with Wells Fargo, National Association (“Wells Fargo”), pursuant to which Wells Fargo committed to provide the Company, subject to the satisfaction of certain conditions, a new amortizing term loan in a principal amount of up to $14 million under the Company’s revolving credit facility in order to finance the Merger Payments. For a description of the proposed acquisition term loan, please see Note 15 “Subsequent Events” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acro Acquisition

On February 15, 2013, the Company consummated a previously announced transaction in which IES Renewable Energy, LLC (“IES Renewable”), an indirect wholly-owned subsidiary of the Company. IES Renewable entered into an Asset Purchase Agreement with a group of entities operating under the name of Acro Group: Residential Renewable Technologies, Inc., Energy Efficiency Solar, Inc. and Lonestar Renewable Technologies Acquisition Corp. (collectively, the “Acro Group”). Pursuant to the terms of the Asset Purchase Agreement, we acquired certain assets in connection with the Acro Group’s turn-key residential solar integration business. For a description of our acquisition of the assets of the Acro Group, please see Note 13, “Business Combination – Acquisition of Assets from the Acro Group” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$121,995	100.0%	$107,608	100.0%
Cost of services	105,999	86.9%	93,819	87.2%

Gross profit	15,996	13.1%	13,789	12.8%
Selling, general and administrative expenses	16,606	13.6%	14,407	13.4%
Gain on sale of assets	(21)	—%	(19)	—%

Income from operations	(589)	(0.5)%	(599)	(0.6)%

Interest and other expense, net	298	0.2%	536	0.5%

Income from operations before income taxes	(887)	(0.7)%	(1,135)	(1.1)%
Provision (benefit) for income taxes	53	—%	51	—%

Net income from continuing operations	(940)	(0.7)%	(1,186)	(1.1)%

Net loss from discontinued operations	(152)	(0.1)%	(2,214)	(2.1)%
(Benefit) provision for income taxes	9	—%	31	—%

Net loss from discontinued operations	(161)	(0.1)%	(2,245)	(2.1)%

Net income (loss)	$(1,101)	(0.6)%	$(3,431)	1.0%

Consolidated revenues for the three months ended March 31, 2013 were $14.4 million greater than for the three months ended March 31, 2012, an increase of 13.4%. The increase in revenues resulted from a higher volume of projects and service revenues throughout the organization as economic conditions improved year over year, particularly within our Residential segment, and increased activity from multiple large projects in our Communications segment during the three months ended March 31, 2013.

The $2.2 million increase in our consolidated gross profit for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily the result of increased profitability in our Communications division, offset by decreased profitability in our Commercial & Industrial division. Our overall gross profit percentage increased to 13.1% during the three months ended March 31, 2013 as compared to 12.8% during the three months ended March 31, 2012.

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

During the three months ended March 31, 2013, our selling, general and administrative expenses were $16.6 million, an increase of $2.2 million, or 15.3%, as compared to the three months ended March 31, 2012. The increase in selling, general and administrative expenses resulted from costs associated with increased staffing in response to revenue growth in our Residential and Communications divisions and incentive awards incurred in conjunction with specific profitability-based performance goals. Additionally, we incurred $0.9 million in acquisition related costs pertaining to the Asset Purchase Agreement with the Acro Group and the Merger Agreement with MISCOR during the three months ended March 31, 2013. Similar costs were not incurred during the three months ended March 31, 2012.

	Six Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$249,259	100.0%	$216,606	100.0%
Cost of services	215,283	86.4%	189,624	87.5%

Gross profit	33,976	13.6%	26,982	12.5%
Selling, general and administrative expenses	31,528	12.6%	27,091	12.5%
Gain on sale of assets	(40)	—%	(155)	(0.1)%

Income from operations	2,488	1.0%	46	0.1%

Interest and other expense, net	2,626	1.1%	1,009	0.5%

Income from operations before income taxes	(138)	(0.1)%	(963)	(0.4)%
Provision (benefit) for income taxes	168	0.1%	32	—%

Net income from continuing operations	(306)	(0.2)%	(995)	(0.4)%

Net loss from discontinued operations	(290)	(0.1)%	(5,940)	(2.7)%
(Benefit) provision for income taxes	(6)	—%	218	0.1%

Net loss from discontinued operations	(284)	(0.1)%	(6,158)	(2.8)%

Net income (loss)	$(590)	(0.1)%	$(7,153)	2.3%

Consolidated revenues for the six months ended March 31, 2013 were $32.7 million greater than for the six months ended March 31, 2012, an increase of 15.1%. The increase in revenues resulted from a higher volume of projects and service revenues throughout the organization as economic conditions improved year over year, particularly within our Residential segment, and increased activity from multiple large projects in our Communications segment during the six months ended March 31, 2013.

The $7.0 million increase in our consolidated gross profit for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was primarily the result of increased profitability in our Communications division, offset by decreased profitability in our Commercial or Industrial division. Our overall gross profit percentage increased to 13.6% during the six months ended March 31, 2013 as compared to 12.5% during the six months ended March 31, 2012.

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

During the six months ended March 31, 2013, our selling, general and administrative expenses were $31.5 million, an increase of $4.4 million, or 16.4%, as compared to the six months ended March 31, 2012. The increase in selling, general and administrative expenses resulted from costs associated with increased staffing in response to revenue growth in our Residential and Communications divisions and incentive awards incurred in conjunction with specific profitability-based performance goals. Additionally, we incurred $0.9 million in acquisition related costs pertaining to the Asset Purchase Agreement with the Acro Group, and the Merger Agreement with MISCOR during the six months ended March 31, 2013. Similar costs were not incurred during the six months ended March 31, 2012.

Communications

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$31,806	100.0%	$28,430	100.0%
Gross Profit	5,831	18.3%	4,056	14.3%
Selling, general and administrative expenses	3,301	10.4%	3,165	11.1%

Revenue. Our Communications segment revenues increased $3.4 million during the three months ended March 31, 2013, a 11.9% increase compared to the three months ended March 31, 2012. This increase is primarily due to increased activity from multiple large data center and high tech manufacturing projects during the three months ended March 31, 2013. The expansion of technology, cloud computing and increased demands for consumer focused data storage and collection has led to an increase in demand for additional data center capacity. Revenues attributable to data centers were $10.1 million for the quarter ended March 31, 2013 compared to $7.3 million for the quarter ended March 31, 2012. Revenues from high tech manufacturing projects were $9.2 million during the quarter ended March 31, 2013, compared to $8.1 million during the quarter ended March 31, 2012. Although the growth in data center and high tech manufacturing projects continued to be significant for the quarter ended March 31, 2013, and we continue to bid on significant project opportunities, we do not necessarily expect this level of business or growth will continue, as our large size project work is periodically awarded.

Gross Profit. Our Communications segment’s gross profit during the three months ended March 31, 2013 increased $1.8 million, or 43.8%, as compared to the three months ended March 31, 2012. Gross profit as a percentage of revenue increased 4.0% to 18.3% for the quarter ended March 31, 2013, due primarily to the increased productivity from data center and high tech manufacturing projects, and, to a lesser extent, increased supplier rebates during the three months ended March 31, 2013.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.1 million, or 4.3%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenues in the Communication segment decreased 0.7% to 10.4% of segment revenue during the quarter ended March 31, 2013. While higher expenses associated with our increased staffing in response to revenue growth and incentive awards for achieving specific performance goals increased for the three months ended March 31, 2013, selling, general and administrative expenses as a percent of revenue decreased. During the three months ended March 31, 2012, we experienced higher selling, general and administrative costs in our San Diego operations, due primarily to legal fees. These legal costs were not duplicated in the three months ended March 31, 2013.

	Six Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$71,925	100.0%	$53,591	100.0%
Gross Profit	13,063	18.2%	7,621	14.2%
Selling, general and administrative expenses	6,860	9.5%	5,875	11.0%

Revenue. Our Communications segment revenues increased $18.3 million during the six months ended March 31, 2013, a 34.2% increase compared to the six months ended March 31, 2012. This increase is primarily due to increased activity from multiple large data center and high tech manufacturing projects during the six months ended March 31, 2013. The expansion of technology, cloud computing and increased demands for consumer focused data storage and collection has led to an increase in demand for additional data center capacity. Revenues attributable to data centers were $23.9 million for the six months ended March 31, 2013 compared to $17.4 million for the six months ended March 31, 2012. Revenues from high tech manufacturing projects were $20.8 million during the six months ended March 31, 2013, compared to $10.9 million during the six months ended March 31, 2012. Although the growth in data center and high tech manufacturing projects continued to be significant for the six months ended March 31, 2013, and we continue to bid on significant project opportunities, we do not necessarily expect this level of business or growth will continue, as our large size project work is periodically awarded.

Gross Profit. Our Communications segment’s gross profit during the six months ended March 31, 2013 increased $5.4 million, or 71.4%, as compared to the six months ended March 31, 2012. Gross profit as a percentage of revenue increased 4.0% to 18.2% for the six months ended March 31, 2013, due primarily to increased productivity from data center and high tech manufacturing projects, and, to a lesser extent, increased supplier rebates during the six months ended March 31, 2013.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $1.0 million, or 16.8%, during the six months ended March 31, 2013 compared to the six months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenues in the Communication segment decreased 1.5% to 9.5% of segment revenue during the six months ended March 31, 2013. While higher expenses associated with our increased staffing in response to revenue growth and incentive awards for achieving specific performance goals increased for the six months ended March 31, 2013, selling, general and administrative expenses as a percent of revenue decreased. During the six months ended March 31, 2012, we experienced higher selling, general and administrative costs in our San Diego operations, due primarily to legal fees. These legal costs were not duplicated in the six months ended March 31, 2013.

Residential

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$39,344	100.0%	$29,628	100.0%
Gross Profit	6,780	17.2%	4,531	15.3%
Selling, general and administrative expenses	6,412	16.3%	4,532	15.3%

Revenue. Our Residential segment revenues increased $9.7 million during the three months ended March 31, 2013, an increase of 32.8% as compared to the three months ended March 31, 2012. Revenues for our multi-family construction increased by $6.1 million during the quarter ended March 31, 2013, as overall market conditions have continued to improve. Multi-family construction projects were primarily driven by increased demand for rental housing in Texas and throughout the eastern region. Single family construction revenues increased by $5.1 million, primarily in Texas where the economy has experienced continued growth and population expansion. Revenue was impacted to a lesser degree by decreases in solar installations and increases in service activity.

Gross Profit. During the three months ended March 31, 2013, our Residential segment experienced a $2.2 million, or 49.6%, increase in gross profit as compared to the three months ended March 31, 2012. Gross margin percentage in the Residential segment increased 1.9% to 17.2% during the three months ended March 31, 2013. We attribute much of the increase in Residential’s gross margin to the higher volume of both single family and multi-family projects, offset by increased labor costs and a decline in gross margin from the solar division due to a delay in third party financing from individual solar installation contracts.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.9 million, or 41.5%, increase in selling, general and administrative expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 1.0% to 16.3% of segment revenue during the three months ended March 31, 2013. Much of the increased selling, general and administrative expenses is attributed to increased staffing , amortization due to the Acro acquisition, and incentive payments associated with revenue growth, as well as increased staffing and operational costs associated with the asset acquisition of solar operations by IES Renewable from the Acro Group.

	Six Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$75,349	100.0%	$58,900	100.0%
Gross Profit	12,886	17.1%	9,179	15.6%
Selling, general and administrative expenses	11,640	15.4%	8,946	15.2%

Revenue. Our Residential segment revenues increased $16.4 million during the six months ended March 31, 2013, an increase of 27.9% as compared to the six months ended March 31, 2012. Revenues for our multi-family construction increased by $9.4 million during the six months ended March 31, 2013, as overall market conditions have continued to improve. Multi-family construction projects were primarily driven by the increased demand for rental housing in Texas and throughout the eastern region. Single family construction revenues increased by $9.2 million, primarily in Texas where the economy has experienced continued growth and population expansion. Revenue was impacted to a lesser degree by decreases in solar and increases in service.

Gross Profit. During the six months ended March 31, 2013, our Residential segment experienced a $3.7 million, or 40.4%, increase in gross profit as compared to the six months ended March 31, 2012. Gross margin percentage in the Residential segment increased 1.5% to 17.1% during the six months ended March 31, 2013. We attribute much of the increase in Residential’s gross margin to the higher volume of both single family and multi-family projects, offset by labor costs and a decline in gross margin from the solar division due to a delay in third party financing from individual solar installation contracts.

Selling, General and Administrative Expenses. Our Residential segment experienced a $2.7 million, or 30.1%, increase in selling, general and administrative expenses during the six months ended March 31, 2013 compared to the six months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 0.2% to 15.4% of segment revenue during the six months ended March 31, 2013. Much of the increased selling, general and administrative expenses is attributed to increased staffing and incentive payments associated with revenue growth, as well as increased staffing and operational costs associated with the asset acquisition of solar operations by IES Renewable from the Acro Group.

Commercial & Industrial

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$50,845	100.0%	$49,550	100.0%
Gross Profit	3,385	6.7%	5,200	10.5%
Selling, general and administrative expenses	3,609	7.1%	4,506	9.1%

Revenue. Revenues in our Commercial & Industrial segment increased $1.3 million during the three months ended March 31, 2013, an increase of 2.6% compared to the three months ended March 31, 2012. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. Our revenues are also impacted by a refocusing of our business development strategy on projects within our demonstrated areas of expertise and with increased margin expectations that started in mid-2011. During the period ended March 31, 2013, we have started to experience improved industrial markets and other commercial markets, while certain commercial markets remain under sustained pressure due to a low level of activity and increased competition.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended March 31, 2013 decreased $1.8 million, or 34.9%, as compared to the three months ended March 31, 2012. Commercial & Industrial’s gross margin percentage decreased 3.8% to 6.7% during the three months ended March 31, 2013. The decrease in margin was primarily due to the recognition of higher projected costs on a significant commercial project that commenced in 2009 and is scheduled to be completed in early 2014. The higher costs are due to lower productivity rates than originally estimated and are anticipated to continue for the remainder of the project. These projected costs resulted in a lower anticipated gross profit percentage on the project and a reduction in gross profit recognized to date. In addition, we are pursuing cost recovery, which, if successful, could have a positive impact on the profitability of this project. To date, we are unable to reasonably quantify the likelihood of our success in recovering these costs. While we expect the project to be completed in an acceptable and profitable manner, the project is outside of the maximum size and duration criteria within our risk management parameters that were implemented in mid-2011. Offsetting the impact of this commercial project were improvements in project execution on multiple commercial and industrial projects. While we have experienced some reprieve in project bid margins, particularly in our industrial branches, the competitive market that has existed during the prolonged recession has continued to constrain significant increases in project bid margins in most commercial markets.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended March 31, 2013 decreased $0.9 million, or 19.9%, compared to the three months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased 2.0% during the three months ended March 31, 2013, reflective of improved management of overhead costs and scaled operations.

	Six Months Ended March 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$101,985	100.0%	$104,115	100.0%
Gross Profit	8,027	7.9%	10,190	9.8%
Selling, general and administrative expenses	7,345	7.2%	8,607	8.3%

Revenue. Revenues in our Commercial & Industrial segment decreased $2.1 million during the six months ended March 31, 2013, a decrease of 2.0% compared to the six months ended March 31, 2012. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. Our revenues are also impacted by a refocusing of our business development strategy on projects within our demonstrated areas of expertise and with increased margin expectations that started in mid-2011. During the period ended March 31, 2013, we have started to experience improved industrial markets and certain commercial markets, while certain commercial markets remain under sustained pressure due to a low level of activity and increased competition.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the six months ended March 31, 2013 decreased $2.2 million, or 21.2%, as compared to the six months ended March 31, 2012. Commercial & Industrial’s gross margin percentage decreased 1.9% to 7.9% during the six months ended March 31, 2013. The decrease in margin was primarily due to the recognition of higher projected costs on a significant commercial project that commenced in 2009 and is scheduled to be completed in early 2014. The higher costs are due to lower productivity rates than originally estimated and are anticipated to continue for the remainder of the project. These projected costs resulted in a lower anticipated gross profit percentage on the project and a reduction in gross profit recognized to date. In addition, we are pursuing cost recovery, which, if successful, could have a positive impact on the profitability of this project. To date, we are unable to reasonably quantify the likelihood of our success in recovering these costs. While we expect the project to be completed in an acceptable and profitable manner, the project is outside of the maximum size and duration criteria within our risk management parameters that were implemented in mid-2011. Offsetting the impact of this commercial project were improvements in project execution on multiple commercial and industrial projects. While we have experienced some reprieve in project bid margins, particularly in our industrial branches, the competitive market that has existed during the prolonged recession has continued to constrain significant increases in project bid margins in most commercial markets.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the six months ended March 31, 2013 decreased $1.3 million, or 14.7%, compared to the six months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased 1.1% during the six months ended March 31, 2013, reflective of improved management of overhead costs and scaled operations.

Restructuring Charges

In the second quarter of our 2011 fiscal year, we began the 2011 Restructuring Plan that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we planned to either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan was a key element of our commitment to return the Company to profitability. The results of operations related to the 2011 Restructuring Plan are included in the net loss from discontinued operations within our Consolidated Statements of Comprehensive Income for the years ended September 30, 2012 and 2011.

The facilities directly affected by the 2011 Restructuring Plan were in several locations throughout the country, including Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. These facilities were selected due to their business prospects at that time and the extended time frame needed to return the facilities to a profitable position. As part of our restructuring charges within our Commercial & Industrial segment we recognized $(4) thousand and $69 thousand in severance costs, $47 thousand and $483 thousand in consulting services, and $0 and $48 in costs related to lease terminations for the six months ended March 31, 2013 and 2012, respectively.

The following table presents the elements of costs incurred for the 2011 Restructuring Plan:

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Severance compensation	$(4)	$1,455
Consulting and other charges	61	1,531
Lease termination costs	—	799

Total restructuring charges	$57	$3,785

Interest and Other (Income) Expense, net

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest expense	$322	$504
Deferred financing charges	127	39

Total interest expense	449	543

Interest income	(113)	(8)
Other (income) expense, net	(38)	1

Total interest and other expense, net	$298	$536

Interest Expense

During the three months ended March 31, 2013, we incurred interest expense of $322 thousand primarily comprised of interest expense from the Tontine Term Loan (as defined in “Working Capital” below), the Wells Fargo Term Loan (as defined in “Working Capital” below) the Insurance Financing Agreements (as defined in “Working Capital” below), an average letter of credit balance of $7.2 million under the 2012 Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $22.6 million. This compares to interest expense of $504 thousand for the three months ended March 31, 2012, on a debt balance primarily comprised of the Tontine Term Loan, the Wells Fargo Term Loan, the Insurance Financing Agreements, an average letter of credit balance of $8.8 million under the 2006 Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $31.2 million.

Interest Income

For the three months ended March 31, 2013 and 2012, we earned interest income of $4 thousand and $8 thousand, respectively, on the average Cash and Cash Equivalents balances of $16.1 million and $17.5 million, respectively. We received $109 in conjunction with a legal settlement within our commercial and industrial segment.

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Interest expense	$794	$1,126
Deferred financing charges	261	(38)

Total interest expense	1,055	1,088

Interest income	(125)	(15)
Other (income) expense, net	1,696	(64)

Total interest and other expense, net	$2,626	$1,009

Interest Expense

During the six months ended March 31, 2013, we incurred interest expense of $794 thousand primarily comprised of interest expense from the Tontine Term Loan, the Wells Fargo Term Loan, the Insurance Financing Agreements, an average letter of credit balance of $7.7 million under the 2012 Credit Facility and an average unused line of credit balance of $22.1 million. This compares to interest expense of $1.1 million for the six months ended March 31, 2012, on a debt balance primarily comprised of the Tontine Term Loan, the Wells Fargo Term Loan, the Insurance Financing Agreements, an average letter of credit balance of $8.8 million under the 2006 Credit Facility and an average unused line of credit balance of $39.4 million.

Interest Income

For the six months ended March 31, 2013 and 2012, we earned interest income of $16 thousand and $15 thousand, respectively, on the average Cash and Cash Equivalents balances of $17.6 million and $19.6 million, respectively. We received $109 in conjunction with a legal settlement within our Commercial & Industrial segment.

Other (Income) Expense

During the six months ended March 31, 2013, we fully reserved for an outstanding receivable for a settlement agreement with a former surety. The surety has failed to make payments in accordance with the settlement agreement, and has proposed a modified payment structure to satisfy the debt. The Company concluded that collectability was not probable as of December 31, 2012, and has recorded a reserve for the entire balance of $1.7 million. The reserve was recorded as other expense within our Consolidated Statements of Comprehensive Income. Please refer to Note 11, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sale of Non-Core Electrical Distribution Facility

On February 28, 2011, Key Electrical Supply, Inc. a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities of a non-core electrical distribution facility engaged in distributing wiring, lighting, electrical distribution, power control and generators for residential and commercial applications to Elliot Electric Supply, Inc. The purchase price of $6.7 million was adjusted to reflect working capital variances. The loss on this transaction was immaterial.

PROVISION FOR INCOME TAXES

Our provision for income taxes increased from $51 thousand for the three months ended March 31, 2012 to an expense of $53 thousand for the three months ended March 31, 2013. A reliable estimate of the estimated annual effective tax rate cannot be determined. Therefore, the Company is using year to date income tax expense to determine the income tax provision for the three months ended March 31, 2013.

Our provision for income taxes increased from $32 thousand for the six months ended March 31, 2012 to $0.2 million for the six months ended March 31, 2013. The increase is mainly attributable to an increase federal tax expense and an increase in state tax expense. A reliable estimate of the annual effective tax rate cannot be determined. Therefore, the Company is using year to date income tax expense to determine the income tax provision for the six months ended March 31, 2013.

WORKING CAPITAL

During the six months ended March 31, 2013, working capital decreased by $1.4 million from September 30, 2012, reflecting a $14.8 million decrease in current assets and an $13.4 million decrease in current liabilities during the period.

During the six months ended March 31, 2013, our current assets decreased by $14.9 million, or 10.1%, to $132.5 million, as compared to $147.4 million as of September 30, 2012. Cash and cash equivalents decreased by $5.4 million during the six months ended March 31, 2013 as compared to September 30, 2012, primarily due to a $5.0 million cash payment to satisfy the Tontine Term Loan. The current trade accounts receivables, net, decreased by $3.5 million at March 31, 2013, as compared to September 30, 2012. Days sales outstanding (“DSOs”) decreased to 59 as of March 31, 2013 from 67 as of September 30, 2012. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $3.0 million inventory during the six months ended March 31, 2013 compared to September 30, 2012, due primarily to the completion of large projects within our Communications division. We also experienced a $1.8 million decrease in retainage during the six months ended March 31, 2013 compared to September 30, 2012.

During the six months ended March 31, 2013, our total current liabilities decreased by $13.4 million to $91.0 million, compared to $104.4 million as of September 30, 2012. During the six months ended March 31, 2013, accounts payable and accrued expenses decreased $2.1 million. Billings in excess of costs decreased by $5.0 million during the six months ended March 31, 2013 compared to September 30, 2012. Finally, current maturities of long-term debt decreased by $6.3 million during the six ended March 31, 2013 compared to September 30, 2012 primarily due to the repayment of the Tontine Term Loan.

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

As of March 31, 2013, the estimated cost to complete our bonded projects was approximately $59.9 million. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. On May 7, 2013, the Company entered into a new surety agreement with affiliates of Suremerica Surety Underwriting Services, LLC. For a description of the agreement, please see Part II, Item 5. “Other Information” of this Quarterly Report on Form 10-Q. As of March 31, 2013, we utilized $1 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30 million revolving credit facility (the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The 2012 Credit Facility originally matured on August 9, 2015, unless earlier terminated. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility with Wells Fargo (the “Amendment”). The Amendment extends the term of the 2012 Credit Facility to August 9, 2016 and adds IES Renewable Energy, LLC as a borrower on the 2012 Credit Facility. In addition, pursuant to the Amendment, Wells Fargo provided the Company with a $5.0 million term loan. The Credit Agreement was filed as an exhibit to our Annual Report on Form 10-K for the year ending September 30, 2012 and any description thereof is qualified in its entirety by the terms of the Credit Agreement, and the Amendment was filed as an exhibit to our Quarterly Report on Form 10-Q for the three months ended December 31, 2012, and any description thereof is qualified in its entirety by the terms of the Amendment.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. The 2012 Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the Credit Agreement) is less than $20 million or Excess Availability is less than $7.5 million.

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

Level	Thresholds	Interest Rate Margin
I	Liquidity < $20.0 million at any time during the period; or Excess Availability < $7.5 million at any time during the period; or Fixed charge coverage ratio < 1.0:1.0	4.00 percentage points

II	Liquidity > $20.0 million at all times during the period; and Liquidity < $30.0 million at any time during the period; and Excess Availability $7.5 million; and Fixed charge coverage ratio > 1.0:1.0	3.50 percentage points

III	Liquidity > $30.0 million at all times during the period	3.00 percentage points

While borrowings under the Wells Fargo Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%, the Company and Wells Fargo entered into an interest rate swap, whereby the Company will cause the interest rate for borrowings under the Wells Fargo Term Loan to be fixed at 7.00% per annum. Interest is payable in monthly installments over a 24-month period. The Company may prepay the Wells Fargo Term Loan in part or in whole prior to its stated maturity upon the payment of the outstanding principal amount, accrued but unpaid interest and prepayment fees.

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

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock. On February 13, 2013, we prepaid the remaining $10 million of principal on the Tontine Term Loan plus accrued interest with existing cash on hand and proceeds from the Wells Fargo Term Loan.

At March 31, 2013, we had $16.5 million available to us under the 2012 Credit Facility, $7.1 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings outside the Wells Fargo Term Loan. The terms surrounding the 2012 Credit Facility agreement with Wells Fargo require that we cash collateralize 100% of our letter of credit balance. As such, we have $7.1 million classified as restricted cash within the Balance Sheet as of March 31, 2013.

At March 31, 2013, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20.0 million or Excess Availability is less than $7.5 million. As of March 31, 2013, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20.0 million and Excess Availability was in excess of $7.5 million; had we not met these thresholds at March 31, 2013, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

While we expect to meet our financial covenants, in the event that we are not able to meet the covenants of our 2012 Credit Facility in the future and are unsuccessful in obtaining a waiver from our lenders, the Company expects to have adequate cash on hand to fully collateralize our outstanding letters of credit and to provide sufficient cash for ongoing operations.

Commitment Letter for Acquisition Term Loan

On April 10, 2013, the Company entered into a commitment letter with Wells Fargo, pursuant to which Wells Fargo committed to provide the Company, subject to the satisfaction of certain conditions, a new amortizing term loan in a principal amount of up to $14 million (the “Acquisition Term Loan”) under the 2012 Credit Facility in order to finance the Merger Payments.

Upon entering into the commitment letter, IES incurred an amendment fee in the amount of $37,500. The Acquisition Term Loan, which will mature on August 9, 2016, will be fully reserved from availability under the 2012 Credit Facility and will be subject to principal reduction on a 48-month straight-line amortization. The Acquisition Term Loan will bear interest at a per annum rate equal to the average Daily Three Month LIBOR plus 5.00% for the first year; thereafter, the margin will be determined based on the following grid:

Average Liquidity	LIBOR Spread
< $20 million	5.00%
> $20 million but < $30 million	4.50%
> $30 million	4.00%

Proceeds of the Acquisition Term Loan may be used only to (i) fund Merger Payments, (ii) refinance the Wells Fargo Term Loan, and (iii) as otherwise may be permitted by Wells Fargo. Except as specified in the Acquisition Term Loan, all other terms, conditions and provisions of the Acquisition Term Loan shall be as set forth in the Credit Agreement.

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

At March 31, 2013, we had $0 in outstanding letters of credit with Bank of America.

For the three months ended March 31, 2013, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.49% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

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

The Tontine Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement with Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), our controlling shareholder, which the Company terminated and repaid in full subsequent to the first quarter of fiscal 2013, as further described below.

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

On April 30, 2010, we prepaid $15.0 million of principal on the Tontine Term Loan. On May 1, 2010, Tontine assigned the Tontine Term Loan to Tontine Capital Overseas Master Fund II, L.P, also a related party. Pursuant to its terms, we were permitted to repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility. On February 13, 2013, we repaid the remaining $10.0 million of principal on the Tontine Term Loan, plus accrued interest, with existing cash on hand and proceeds from the Wells Fargo Term Loan.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the three and six months ended March 31, 2013 and 2012 was $46 thousand and $91 thousand.

Insurance Financing Agreements

From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (each, an “Insurance Financing Agreement”). The terms of the Insurance Financing Agreements for fiscal year 2013 were for twelve months with an interest rate range of 1.99% to 2.75%. The Insurance Financing Agreements were collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies and are subject to an intercreditor agreement with Wells Fargo. The remaining balance due on the Insurance Financing Agreements at March 31, 2013 was $1.5 million. The remaining balance due on the Insurance Financing Agreements at March 31, 2012 was $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had cash and cash equivalents of $13.5 million, working capital of $40.4 million, $7.1 million of letters of credit and $16.5 million of available capacity under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed. We were not required to test our covenants under our 2012 Credit Facility during the period. Had we been required to test our covenants, we would have failed at March 31, 2013.

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

Operating activities provided net cash of $1.1 million during the six months ended March 31, 2013, as compared to $7.8 million of net cash used in the six months ended March 31, 2012. We used substantially less cash to reduce our accounts payable and accrued expenses, and we utilized inventory on hand. This production of cash was offset by a significant reduction in cash collected from accounts receivable and an increase in underbillings during the six months ended March 31, 2013.

Investing Activities

In the six months ended March 31, 2013, net cash from investing activities used $0.9 million as compared to $1.0 million of net cash used by investing activities in the six months ended March 31, 2012. Investing activities in the six months ended March 31, 2013 was comprised primarily of $0.8 million used in conjunction with the Asset Purchase Agreement with the Acro Group within our Residential segment, expanding our solar division. Investing activities in the six months ended March 31, 2012 was entirely comprised of capital expenditures.

Financing Activities

Financing activities used net cash of $5.5 million in the six months ended March 31, 2013 compared to $9.0 million used in the six months ended March 31, 2012. Financing activities in the six months ended March 31, 2013 included $5.0 million to repay the Tontine Term Loan and $0.4 million used to purchase treasury stock to satisfy payroll tax obligations. Financing activities in the six months ended March 31, 2012 included an increase of $8.8 million in restricted cash to satisfy the requirements of our 2012 Credit Facility.

Bonding Capacity

At March 31, 2013, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of March 31, 2013, the expected cumulative cost to complete for projects covered by our surety providers was $59.9 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. On May 7, 2013, the Company entered into a new surety agreement with affiliates of Suremerica Surety Underwriting Services, LLC. For a description of the agreement, please see Part II, Item 5. “Other Information” of this Quarterly Report on Form 10-Q. For additional information on our surety arrangements, please refer to Note 11, “Commitments and Contingencies – Surety” in the notes to our Consolidated Financial Statements.

CONTROLLING SHAREHOLDER

On July 21, 2011, Tontine filed an amended Schedule 13D indicating its ownership level of 57.4% of the Company’s outstanding common stock. While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. On February 20, 2013, pursuant to the Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed a shelf registration statement (as amended, the “Shelf Registration Statement”) to register Tontine’s shares. The Shelf Registration Statement has not been declared effective, and remains subject to review and comment, by the SEC. Once the Shelf Registration Statement is declared effective and for so long as it remains effective, Tontine will have the ability to resell any or all of its shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

Should Tontine sell or exchange all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. As of September 30, 2012 we have approximately $452 million of federal NOLs that are available to use to offset taxable income, inclusive of NOLs from the amortization of additional tax goodwill. As of September 30, 2012 we had approximately $313 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan was filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 28, 2013 and any description thereof is qualified in its entirety by the terms of the NOL Rights Plan. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

On April 30, 2010, we prepaid $15.0 million of the original $25.0 million principal outstanding on the Tontine Term Loan; accordingly at December 31, 2012, $10.0 million remained outstanding under the Tontine Term Loan, which was scheduled to mature on May 15, 2013. On February 13, 2013, we repaid the remaining $10.0 million of principal on the Tontine Term Loan, plus accrued interest, with existing cash on hand and proceeds from the Wells Fargo Term Loan. Pursuant to its terms, we were permitted to repay the Tontine Term Loan at any time prior to the maturity date at par, plus accrued interest without penalty within the restrictions of the 2012 Credit Facility.

On March 13, 2013, the Company announced the entry into the Merger Agreement with MISCOR. As of March 31, 2013, Tontine beneficially owned 49.9% of the issued and outstanding shares of MISCOR common stock. Given Tontine’s significant holdings in both the Company and MISCOR, only the disinterested members of the IES Board of Directors voted on, and unanimously approved, the Merger Agreement. In addition, MISCOR established a special committee of independent directors that voted on and approved the Merger Agreement and recommended approval of the Merger Agreement by the MISCOR full board of directors. After receiving approval from the special committee, the disinterested members of the MISCOR board of directors unanimously approved the Merger Agreement. For a description of the proposed Merger with MISCOR, please see Note 1, “Business – Subsequent Events” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

David B. Gendell has served as a member of the Company’s Board of Directors since February 2012. Mr. Gendell, who is the brother of Jeffrey Gendell, the founder and managing member of Tontine, is also an employee of Tontine.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At March 31, 2013, $0.2 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At March 31, 2013, $6.9 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of March 31, 2013, we did not have any open purchase commitments.

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

As of March 31, 2013, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Long-term debt obligations	$2,752	$3,542	$—	$—	$6,294
Operating lease obligations	$1,826	$4,573	$1,613	$751	$8,763
Capital lease obligations	$159	$26	$—	$—	$185

Total	$4,737	$8,141	$1,613	$751	$15,242

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2013	2014	2015	Thereafter	Total
Standby letters of credit	$2,450	$4,602	$—	$—	$7,052
Other commitments	$—	$—	$—	$—	$—

Total	$2,450	$4,602	$—	$—	$7,052

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at March 31, 2013 (Dollar amounts in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Debt Obligations—Fixed Rate:
Capital Lease (22%)	$159	$26	$—	$—	$—	$—	$185
Fair Value of Debt:
Fixed Rate	$147	$23	$—	$—	$—	$—	$170

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For further information regarding legal proceedings, see Note 11, “Commitments and Contingencies — Legal Matters” in the Notes to our Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012. You should consider carefully the risks described below and in our Form 10-K for the fiscal year ended September 30, 2012, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as well as the other information included in this document before making an investment decision. Our business, results of operations or financial condition could be materially and adversely affected by any of these risks, and the value of your investment may decrease due to any of these risks.

Risks Related to the MISCOR Merger

The Exchange Ratio used to determine the number of shares of IES common stock into which each share of MISCOR common stock will be convertible will fluctuate due to fluctuations in the market value of IES common stock.

At the effective time of the Merger, each outstanding share of MISCOR common stock (other than shares held by MISCOR stockholders who do not vote in favor of the adoption of the Merger Agreement and who are entitled to and properly demand appraisal rights in accordance with Indiana law and shares to be cancelled pursuant to the terms of the Merger Agreement) will be converted into the right to receive merger consideration comprised of, at the election of the holder, either the Cash Consideration or the Stock Consideration.

The number of shares of IES common stock into which each share of MISCOR common stock will be convertible at the effective time of the Merger will be based on the Exchange Ratio. As such, the number of shares of IES common stock constituting the Stock Consideration that MISCOR stockholders may elect to receive in the Merger will depend, in part, on the market value of IES common stock. The market price per share of IES common stock and MISCOR common stock will fluctuate between the date of this prospectus and the completion of the Merger. Therefore, IES stockholders cannot be sure of the number of shares of IES common stock that will be issued to the MISCOR stockholders in the Merger. In addition, because the Exchange Ratio will be determined using a period that ends fifteen business days prior to the closing date of the Merger, the number of shares of IES common stock to be issued will likely be different than it would be if the price on the closing date were to be used.

Any delay in completing the Merger and integrating the businesses may reduce the benefits expected to be obtained from the Merger.

The Merger is subject to a number of conditions that are beyond the control of IES and that may prevent, delay or otherwise materially adversely affect its completion. IES cannot predict whether or when the conditions to closing will be satisfied. Any delay in completing the Merger and integrating the businesses may reduce the benefits that IES expects to achieve in the Merger.

The Merger may not be completed on a timely basis or at all, and failure to complete the Merger could negatively impact the stock price and the future business and financial results of IES.

IES cannot assure you that the Merger Agreement will be adopted by the MISCOR stockholders, that the issuance of the shares of IES common stock will be approved by the IES stockholders, or that the other conditions to the completion of the Merger will be satisfied. In addition, both IES and MISCOR have the right to terminate the Merger Agreement under certain conditions. If the Merger is not completed, IES will not receive any of the expected benefits of the Merger and will be subject to risks and/or liabilities, including the following:

•	failure to complete the Merger might be followed by a decline in the market price of IES common stock;

•

IES will be required to reimburse MISCOR for its out-of-pocket and documented expenses incurred in connection with the Merger, in an amount not to exceed $250,000, if the Merger Agreement is terminated under certain conditions;

•	certain costs relating to the Merger (such as legal and accounting fees) will be payable by IES regardless of whether the Merger is completed; and

•

the proposed Merger may disrupt the businesses of IES and distract its management and employees from day-to-day operations, because work related to the Merger (including integration planning) requires substantial time and resources, which could otherwise have been devoted to other business opportunities for the benefit of IES.

If the Merger is not completed, these risks and liabilities may materially adversely affect IES’ business, financial results, financial condition, and stock price.

In addition, there can be no assurance that IES will be successful in obtaining expected financing. Although financing is not a condition to closing of the Merger, if IES were not able to obtain the expected financing, or not able to obtain the financing on commercially reasonable terms, it may not receive required third party consents to complete the Merger or otherwise might not be able to complete the Merger.

Risks Related to IES Following the MISCOR Merger

IES may experience difficulties in integrating MISCOR’s business and could fail to realize potential benefits of the Merger.

Achieving the anticipated benefits of the Merger will depend in part upon whether IES is able to integrate MISCOR’s business in an efficient and effective manner. IES may not be able to accomplish this integration process smoothly or successfully. The difficulties of combining the two companies’ businesses potentially will include, among other things:

•	geographically separated organizations and possible differences in corporate cultures and management philosophies;

•	significant demands on management resources, which may distract management’s attention from day-to-day business;

•

differences in the disclosure systems, compliance requirements, accounting systems, and accounting controls and procedures of the two companies, which may interfere with the ability of IES to make timely and accurate public disclosure; and

•	the demands of managing new locations, new personnel and new lines of business acquired from MISCOR in the Merger.

Any inability to realize the potential benefits of the Merger, as well as any delays in integration, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may affect the value of IES common stock after the closing of the Merger.

Failure to retain key employees of MISCOR could adversely affect IES following the Merger.

IES’ performance following the Merger could be adversely affected if it is unable to retain certain key employees of MISCOR. The loss of the services of one or more of these key employees, including Michael P. Moore and Marc Valentin, could adversely affect IES’ future operating results because of their experience and knowledge of the business of MISCOR. IES does not currently have any agreements with MISCOR’s senior management regarding their continued employment following the Merger.

IES and MISCOR will incur substantial costs in connection with the Merger.

IES and MISCOR expect to incur a number of non-recurring transaction fees and other costs associated with completing the Merger and combining the operations of the two companies, including legal and accounting fees and potential expenses related to shareholder litigation. These fees and costs will be substantial and many of them will be incurred regardless of whether the Merger is consummated. Additional unanticipated costs may also be incurred in the integration of the businesses of IES and MISCOR. If the total costs and indebtedness incurred in completing the Merger exceed estimates, the financial results of the combined company may be materially adversely affected, which may adversely affect the value of IES common stock following the Merger.

IES expects to incur additional debt in connection with the Merger, which could impact its financial condition and results of operations.

While IES’ obligation to complete the Merger is not conditioned upon its obtaining financing, IES expects to obtain financing to fund some or all of the Merger Payments. On April 10, 2013, IES entered into a commitment letter with Wells Fargo, pursuant to which Wells Fargo committed to provide IES, subject to the satisfaction of certain conditions, a new $14 million Acquisition Term Loan under IES’ Credit Facility. Proceeds of the Acquisition Term Loan will be used only to (i) fund Merger Payments, (ii) refinance IES’ existing Wells Fargo Term Loan, and (iii) as otherwise may be permitted by Wells Fargo.

The final size and terms of the Acquisition Term Loan, as well as any draw made by IES thereunder, will depend on, among other things, IES’ liquidity at the closing of the Merger and its funding obligations in connection with the Merger Payments, including (i) the aggregate Cash Consideration to be paid to MISCOR shareholders in connection with the Merger and (ii) MISCOR’s debt outstanding at the closing date of the Merger. In order to finance some or all of the Merger Payments, IES expects to utilize its existing cash balances and incur incremental indebtedness of up to $10.0 million under the Acquisition Term Loan.

IES’ increased debt could impact its financial condition and results of operations. In particular, it could:

•

require IES to dedicate an increased portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, other debt service requirements and other general corporate purposes;

•	place IES at a competitive disadvantage compared to its competitors that have less debt; and

•	limit IES’ ability to borrow additional funds.

Risks Related to Ownership of IES Common Stock Following the MISCOR Merger

The issuance of shares of IES common stock to MISCOR shareholders in the Merger will dilute the ownership interests of current IES stockholders.

After the Merger, current IES stockholders will own a significantly smaller percentage of the combined company than they currently own of IES due to the issuance of shares of IES common stock to MISCOR shareholders electing to receive Stock Consideration pursuant to the Merger Agreement. As a result, the relative percentage ownership interest of current IES stockholders with respect to earnings, voting, liquidation value, book value and market value will be reduced in proportion to the number of shares held by MISCOR shareholders who elect to receive Stock Consideration in the Merger and could be further reduced based on the final determination of the Exchange Ratio used to calculate the amount of Stock Consideration to be received by such shareholders. If the Merger fails to produce the results that IES anticipates, the acquisition may not be accretive to IES’ stockholders on a per share basis.

The price of IES common stock will continue to fluctuate after the Merger and may be affected differently from the separate factors that currently affect the prices of IES common stock and MISCOR common stock.

IES’ results of operations, as well as the price of IES common stock following the Merger, may be affected differently from those factors currently separately affecting IES’ or MISCOR’s results of operations and the prices of IES common stock and MISCOR common stock.

The market value of IES common stock could decline if large amounts of IES common stock are sold following the Merger.

Following the Merger, stockholders of IES and former stockholders of MISCOR will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current stockholders of IES and MISCOR may not wish to continue to invest in the additional operations of the combined company, or for other reasons may wish to dispose of some or all of their interests in the combined company. If, following the Merger, large amounts of IES common stock are sold, the price of IES common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 7, 2013, the Company and certain of its current and future subsidiaries and affiliates entered into a new agreement of indemnity (the “Surety Agreement”) with certain entities affiliated with Suremerica Surety Underwriting Services, LLC (“Suremerica”). Pursuant to the Surety Agreement, we have agreed to assign to Suremerica, among other things, as collateral to secure our obligations under the Surety Agreement, our rights, title and interest in, and all accounts receivable and related proceeds arising pursuant to, any contract bonded by Suremerica on our behalf. Further, under the Surety Agreement, we have also agreed that, upon written demand, we will deposit with Suremerica, as additional collateral, an amount determined by Suremerica to be sufficient to discharge any claim made against Suremerica on a bond issued on our behalf. The Surety Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Surety Agreement.

Item 6. Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-Q.

(b) Exhibits

2.1	Agreement and Plan of Merger, dated as of March 13, 2013, by and among Integrated Electrical Services, Inc., MISCOR Group, Ltd. and IES Subsidiary Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 13, 2013)

2.2	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013)

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

3.3	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

4.1	Tax Benefit Protection Plan Agreement by and between Integrated Electrical Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 28, 2013, including the forms of Certificate of Designation and of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

* 10.1	Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns.

10.2	Joinder and First Amendment to Credit and Security Agreement dated February 13, 2013 by and among the Company each of the other Borrowers and Guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013)

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer

* 32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer

* 32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Schema Document

** 101.LAB	XBRL Label Linkbase Document

** 101.PRE	XBRL Presentation Linkbase Document

** 101.DEF	XBRL Definition Linkbase Document

** 101.CAL	XBRL Calculation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2013.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/S/ ROBERT W. LEWEY
Robert W. Lewey Senior Vice President and Chief Financial Officer