Form 10-Q
period 2013-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2013-08-12
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

On August 12, 2013, there were 15,105,846 shares of common stock outstanding.

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

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part II, Item 1A of this report under the heading “Risk Factors” as well as the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and Part II, Item 1A of the Quarterly Report on Form 10-Q for the three months ended March 31, 2013, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, restructuring efforts, borrowing availability, cash position, pro forma financial statements or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

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

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	June 30,	September 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,134	$18,729
Restricted cash	7,052	7,155
Accounts receivable:
Trade, net of allowance of $1,174 and $1,788, respectively	67,547	76,259
Retainage	18,525	17,004
Inventories	12,280	15,141
Costs and estimated earnings in excess of billings on uncompleted contracts	6,517	8,180
Assets held for sale	900	1,110
Prepaid expenses and other current assets	3,474	3,807

Total current assets	131,429	147,385

LONG-TERM RECEIVABLE, net of allowance of $0 and $0, respectively	203	259
PROPERTY AND EQUIPMENT, net	5,433	6,480
GOODWILL	8,631	4,446
INTANGIBLE ASSETS, net of amortization of $329	561	—
OTHER NON-CURRENT ASSETS, net	5,216	6,143

Total assets	$151,473	$164,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,198	$456
Current maturities of long-term debt, related party	—	10,000

Current maturities of long-term debt, total	3,198	10,456
Accounts payable and accrued expenses	65,530	68,673
Billings in excess of costs and estimated earnings on uncompleted contracts	22,133	25,255

Total current liabilities	90,861	104,384

LONG-TERM DEBT, net of current maturities	1,667	24
LONG-TERM DEFERRED TAX LIABILITY	285	285
OTHER NON-CURRENT LIABILITIES	6,617	6,863

Total liabilities	99,430	111,556

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 15,407,802 and 15,407,802 shares issued and 15,105,846 and 14,977,400 outstanding, respectively	154	154
Treasury stock, at cost, 301,956 and 430,402 shares, respectively	(2,839)	(4,546)
Additional paid-in capital	162,763	163,871
Accumulated other comprehensive income	19	—
Retained deficit	(108,054)	(106,322)

Total stockholders’ equity	52,043	53,157

Total liabilities and stockholders’ equity	$151,473	$164,713

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended June 30,
	2013	2012
Revenues	$121,552	$116,128
Cost of services	105,899	101,872

Gross profit	15,653	14,256
Selling, general and administrative expenses	16,576	14,956
Gain on sale of assets	(16)	(9)

Income (loss) from operations	(907)	(691)

Interest and other (income) expense:
Interest expense	372	524
Interest income	—	(8)
Other (income) expense, net	(649)	(2)

Interest and other expense, net	(277)	514

Loss from continuing operations before income taxes	(630)	(1,205)
Provision (benefit) for income taxes	95	8

Net loss from continuing operations	$(725)	$(1,213)

Discontinued operations (Note 12)
Loss from discontinued operations	(421)	(1,996)
(Benefit) provision for income taxes	(8)	(33)

Net loss from discontinued operations	(413)	(1,963)

Net loss	$(1,138)	$(3,176)

Unrealized gain on interest hedge, before tax	8	—

Comprehensive loss	$(1,130)	$(3,176)

Loss per share:
Continuing operations	$(0.05)	$(0.08)
Discontinued operations	$(0.03)	$(0.14)

Basic	$(0.08)	$(0.22)
Diluted loss per share:
Continuing operations	$(0.05)	$(0.08)
Discontinued operations	$(0.03)	$(0.14)

Diluted	$(0.08)	$(0.22)
Shares used in the computation of loss per share
Basic	14,937,434	14,642,293
Diluted	14,937,434	14,642,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Nine Months Ended June 30,
	2013	2012
Revenues	$370,810	$332,734
Cost of services	321,182	291,496

Gross profit	49,628	41,238
Selling, general and administrative expenses	48,104	42,048
Gain on sale of assets	(56)	(165)

Income (loss) from operations	1,580	(645)

Interest and other (income) expense:
Interest expense	1,425	1,612
Interest income	(123)	(23)
Other (income) expense, net	1,048	(66)

Interest and other expense, net	2,350	1,523

Loss from continuing operations before income taxes	(770)	(2,168)
Provision (benefit) for income taxes	264	40

Net loss from continuing operations	$(1,034)	$(2,208)

Discontinued operations (Note 12)
Loss from discontinued operations	(711)	(7,936)
(Benefit) provision for income taxes	(14)	185

Net loss from discontinued operations	(697)	(8,121)

Net loss	$(1,731)	$(10,329)

Unrealized gain on interest hedge, before tax	19	—
Income tax related to unrealized gain on interest hedge	—	—

Comprehensive loss	$(1,712)	$(10,329)

Loss per share:
Continuing operations	$(0.07)	$(0.15)
Discontinued operations	$(0.05)	$(0.56)

Basic	$(0.12)	$(0.71)
Diluted loss per share:
Continuing operations	$(0.07)	$(0.15)
Discontinued operations	$(0.05)	$(0.56)

Diluted	$(0.12)	$(0.71)
Shares used in the computation of loss per share
Basic	14,882,687	14,616,513
Diluted	14,882,687	14,616,513

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,731)	$(10,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	26	(519)
Deferred financing cost amortization	257	108
Depreciation and amortization	1,956	1,592
Reserve for uncollectible surety deposit	1,425	—
Loss (gain) on sale of assets	80	(315)
Share based compensation expense	945	534
Impairment	200	—
Unrealized gain on interest swap	19	—
Changes in operating assets and liabilities
(Increase), decrease in- Accounts receivable	5,676	6,505
Inventories, net	2,861	(8,145)
Costs and estimated earnings in excess of billings	1,664	3,463
Prepaid expenses and other current assets	(1,585)	(1,406)
Other non-current assets	(462)	1,197
Increase, (decrease) in- Accounts payable and accrued expenses	(4,264)	(5,562)
Billings in excess of costs and estimated earnings	(3,122)	7,096
Other non-current liabilities	(285)	(164)

Net cash provided by (used in) operating activities	3,660	(5,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(327)	(1,169)
Cash paid in conjunction with business combination	(828)	—

Net cash used in investing activities	(1,155)	(1,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	5,000	—
Repayments of debt	(10,858)	(194)
Purchase of treasury stock	(346)	(94)
Change in restricted cash	104	(9,512)

Net cash used in financing activities	(6,100)	(9,800)

NET DECREASE IN CASH EQUIVALENTS	(3,595)	(16,914)
CASH AND CASH EQUIVALENTS, beginning of period	18,729	35,577

CASH AND CASH EQUIVALENTS, end of period	$15,134	$18,663

	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net	$836	$1,248
Cash paid for income taxes	$424	$383

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc., a Delaware corporation, is a leading provider of infrastructure services to the residential, commercial and industrial industries as well as for data centers and other mission critical environments. We operate primarily in the electrical infrastructure markets, with a corporate focus on expanding into other markets through strategic acquisitions or investments. Originally established as IES in 1997, we provide services from our 54 domestic locations as of June 30, 2013. Our operations are organized into three principal business segments, based upon the nature of our current products and services:

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

Our Communications segment is a leading provider of network infrastructure products and services for data centers and other mission critical environments. Services offered include the design, installation and maintenance of network infrastructure for the financial, medical, hospitality, government, high-tech manufacturing, educational and information technology industries. We also provide the design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our ten offices as of June 30, 2013, which includes our Communications headquarters located in Tempe, Arizona, allowing for dedicated onsite maintenance teams at our customer’s sites.

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment has expanded its offerings by providing services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The Residential segment is made up of 26 total locations as of June 30, 2013, which includes our Residential headquarters in Houston. These segment locations geographically cover Texas, California, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States, including Hawaii.

Our Commercial & Industrial segment is one of the largest providers of electrical contracting services in the United States. The segment offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial segment consists of 18 total locations as of June 30, 2013, which includes our Commercial & Industrial headquarters in Houston, Texas. These locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation facilities. We also focus on service, maintenance and certain renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities, and residential developments. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity. Service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to short term economic fluctuations.

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

Related Party Transactions

On December 12, 2007, we entered into a $25,000 senior subordinated loan agreement with Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), our controlling shareholder (the “Tontine Term Loan”). The Tontine Term Loan bore interest at 11.0% per annum and was due on May 15, 2013. Interest was payable quarterly in cash or in-kind at our option. Any interest paid in-kind also bore interest at 11.0% in addition to the loan principal. In 2010, we prepaid $15,000, and on February 13, 2013, we repaid the remaining $10,000 of principal on the Tontine Term Loan with existing cash on hand and proceeds from our $5,000 term loan with Wells Fargo Bank, National Association (“Wells Fargo”).

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

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. On February 20, 2013, pursuant to the Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed a shelf registration statement (as amended, the “Shelf Registration Statement”) to register Tontine’s shares. The Shelf Registration Statement was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 18, 2013. As long as the Shelf Registration remains effective, Tontine has the ability to resell any or all of its shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

On March 13, 2013, the Company and MISCOR Group, Ltd., an Indiana corporation, (“MISCOR”) announced that they had entered into an Agreement and Plan of Merger, dated March 13, 2013, as amended by the First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013 (as amended, the “Merger Agreement”), pursuant to which IES will acquire 100% of the common stock of MISCOR in a stock and cash transaction. The transaction is currently expected to close in September 2013. As of July 24, 2013, Tontine beneficially owned 49.9% of the issued and outstanding shares of MISCOR common stock. Given Tontine’s significant holdings in both the Company and MISCOR, only the disinterested members of the IES Board of Directors voted on, and unanimously approved, the Merger Agreement. In addition, MISCOR established a special committee of independent directors that voted on and approved the Merger Agreement and recommended approval of the Merger Agreement by the full MISCOR board of directors. After receiving approval from the special committee, the disinterested members of the MISCOR board of directors unanimously approved the Merger Agreement. For additional information on the proposed Merger with MISCOR, please refer to Note 15, “Subsequent Events” in the Notes to these Consolidated Financial Statements.

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

Adoption of New Accounting Pronouncement

In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This amendment to the authoritative guidance associated with comprehensive income was effective for the Company on October 1, 2012 and has been applied retrospectively. We have adopted a single continuous statement of comprehensive income.

In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We will adopt this requirement effective October 1, 2013, though it will have no impact to our financial statements.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, a line of credit, notes payable issued to finance our insurance policies, a contingent consideration agreement, and an interest rate swap agreement and a term loan with Wells Fargo. We believe that the carrying value of financial instruments, with the exception of the Tontine Term Loan and our cost method investment in EnerTech Capital Partners II L.P. (“EnerTech”), in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature.

We evaluate the fair value of the Tontine Term Loan and our investment in EnerTech on a non-recurring basis. While the carrying value of the Tontine Term Loan was zero at June 30, 2013, we estimated the fair value in prior periods using level 3 inputs, including an estimated interest rate reflecting current market conditions. We estimate the fair value of our investment in EnerTech to be $1,047 at June 30, 2013, using level 3 inputs, including quarterly valuation estimations provided by management of the fund.

For a detailed discussion of financial assets and liabilities measured at fair value on a recurring basis, please refer to Note 10, “Fair Value Measurements” in the Notes to these Consolidated Financial Statements.

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

Asset Impairment

During the fiscal year ended September 30, 2012, the Company recorded a pretax non-cash asset impairment charge of $688 related to real estate held by our Commercial & Industrial segment. The real estate was held within a location selected for closure during 2011. This impairment was to adjust the carrying value of real estate held for sale to the estimated current market value less expected selling expenses, the value at which we expected to sell this real estate within one year. In July 2013, we entered into an agreement to sell this real estate for $200 less than our carrying value. We recorded an additional asset impairment charge of $200 as of June 30, 2013. The real estate is classified as assets held for sale within our Consolidated Balance Sheets.

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

Tax Provision

A reliable estimate of the annual effective tax rate cannot be determined. Therefore, the Company is using year to date income tax expense to determine the income tax provision for the three months ended and nine months ended June 30, 2013.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

2. CONTROLLING SHAREHOLDER

At June 30, 2013, Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and any action requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. On February 20, 2013, pursuant to the Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed the Shelf Registration Statement to register Tontine’s shares. The Shelf Registration Statement was declared effective by the SEC on June 18, 2013. As long as the Shelf Registration remains effective, Tontine has the ability to resell any or all of its shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

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

The facilities directly affected by the 2011 Restructuring Plan were in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to business prospects at that time and the extended time frame needed to return the facilities to a profitable position. Closure costs associated with the 2011 Restructuring Plan included equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company is in the final stages of winding down these facilities. As part of our restructuring charges reported within discontinued operations for our Commercial & Industrial segment we recognized $(4) and $(58) in severance reversals, $63 and $951 in consulting services, and zero and $124 in costs related to lease terminations for the nine months ended June 30, 2013 and 2012, respectively.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The 2011 Restructuring Plan pertained only to our Commercial & Industrial segment. The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Consulting Charges	Lease Termination & Other Charges	Total
Restructuring liability at September 30, 2012	$201	$10	$329	$539
Restructuring charges (reversals) incurred	(4)	63	—	59
Cash payments made	(22)	(73)	(147)	(242)

Restructuring liability at June 30, 2013	$175	$—	$182	$356

4. DEBT

Debt consists of the following:

	June 30,	September 30,
	2013	2012
Tontine Term Loan, due May 15, 2013, bearing interest at 11.00%	$—	$10,000
Wells Fargo Term Loan, paid in installments thru Feb 12, 2015, bearing interest at 6% + 3 Month LIBOR	4,167	—
Insurance Financing Agreements, bearing interest between 1.99% and 2.75%	601	196
Capital leases and other	97	284

Total debt	4,865	10,480
Less — Short-term debt and current maturities of long-term debt	(3,198)	(10,456)

Total long-term debt	$1,667	$24

Future payments on debt at June 30, 2013 are as follows:

	Capital Leases and Other	Insurance Financing	Term Debt	Total
2013	79	601	625	1,305
2014	26	—	2,500	2,526
2015	—	—	1,042	1,042
2016	—	—	—	—
Thereafter	—	—	—	—
Less: Imputed Interest	(8)	—	—	(8)

Total	$97	$601	$4,167	$4,865

For the three months ended June 30, 2013 and 2012, we incurred interest expense of $372 and $524, respectively. For the nine months ended June 30, 2013 and 2012, we incurred interest expense of $1,425 and $1,612, respectively.

The 2012 Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Credit Facility”) with Wells Fargo. The 2012 Credit Facility originally matured on August 9, 2015, unless earlier terminated. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility with Wells Fargo (the “Amendment”). The Amendment extended the term of the 2012 Credit Facility to August 9, 2016 and added IES Renewable Energy, LLC as a borrower on the 2012 Credit Facility. In addition, pursuant to the Amendment, Wells Fargo provided the Company with a $5,000 term loan (the “Wells Fargo Term Loan”). The Credit Agreement was filed as an exhibit to our Annual Report on Form 10-K for the year ended September 30, 2012.

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

At June 30, 2013, we had $14,868 available to us under the 2012 Credit Facility, $7,052 in outstanding letters of credit with Wells Fargo and no outstanding borrowings outside the Wells Fargo Term Loan. The terms surrounding the 2012 Credit Facility agreement with Wells Fargo require that we cash collateralize 100% of our letter of credit balance. As such, we have $7,052 classified as restricted cash within the Balance Sheet as of June 30, 2013.

At June 30, 2013, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20,000 or Excess Availability is less than $7,500. As of June 30, 2013, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20,000 and Excess Availability was in excess of $7,500; had we not met these thresholds at June 30, 2013, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

Under the terms of the amended 2006 Credit Facility, the size of the facility was reduced to $40,000 and the maturity date was November 12, 2012. On August 9, 2012, the 2006 Credit Facility was replaced by the 2012 Credit Facility. Under the terms of the amended 2006 Credit Facility, we were required to cash collateralize all of our letters of credit issued by the banks. The cash collateral was added to the borrowing base calculation at 100% throughout the term of the agreement. The 2006 Credit Facility required that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash on hand plus availability was less than $25,000 and, thereafter, until such time as our aggregate amount of unrestricted cash on hand plus availability had been at least $25,000 for a period of 60 consecutive days. The amended Agreement also called for cost of borrowings of 4.0% over LIBOR per annum. Cost for letters of credit was the same as borrowings and also included a 25 basis point “fronting fee.” All other terms and conditions remained unchanged. In connection with the amendment, we incurred an amendment fee of $60 which, together with unamortized balance of the prior amendment was amortized using the straight line method through August 30, 2012.

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

For the nine months ended June 30, 2012, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.75% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

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

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the three and nine months ended June 30, 2013 and 2012 was $46 and $137, respectively.

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

The following table reconciles the components of the basic and diluted income (loss) per share for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Numerator:
Net loss from continuing operations attributable to common shareholders	$(725)	$(1,213)
Net loss from continuing operations attributable to restricted shareholders	$—	$—

Net loss from continuing operations	$(725)	$(1,213)

Net loss from discontinued operations attributable to common shareholders	$(413)	$(1,963)
Net loss from discontinued operations attributable to restricted shareholders	$—	$—

Net loss from discontinued operations	$(413)	$(1,963)

Net loss attributable to common shareholders	$(1,138)	$(3,176)
Net loss attributable to restricted shareholders	$—	$—

Net loss	$(1,138)	$(3,176)

Denominator:
Weighted average common shares outstanding — basic	14,937,434	14,642,293
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,937,434	14,642,293

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Basic loss per share:
Basic loss per share from continuing operations	$(0.05)	$(0.08)
Basic loss per share from discontinued operations	$(0.03)	$(0.14)
Basic loss per share	$(0.08)	$(0.22)
Diluted loss per share:
Diluted loss per share from continuing operations	$(0.05)	$(0.08)
Diluted loss per share from discontinued operations	$(0.03)	$(0.14)
Diluted loss per share	$(0.08)	$(0.22)

	Nine Months Ended June 30,
	2013	2012
Numerator:
Net loss from continuing operations attributable to common shareholders	$(1,034)	$(2,208)
Net loss from continuing operations attributable to restricted shareholders	$—	$—

Net loss from continuing operations	$(1,034)	$(2,208)

Net loss from discontinued operations attributable to common shareholders	$(697)	$(8,121)
Net loss from discontinued operations attributable to restricted shareholders	$—	$—

Net loss from discontinued operations	$(697)	$(8,121)

Net loss attributable to common shareholders	$(1,731)	$(10,329)
Net loss attributable to restricted shareholders	$—	$—

Net loss	$(1,731)	$(10,329)

Denominator:
Weighted average common shares outstanding — basic	14,882,687	14,616,513
Effect of dilutive stock options and non-vested restricted stock	—	—

Weighted average common and common equivalent shares outstanding — diluted	14,882,687	14,616,513

Basic loss per share:
Basic loss per share from continuing operations	$(0.07)	$(0.15)
Basic loss per share from discontinued operations	$(0.05)	$(0.56)
Basic loss per share	$(0.12)	$(0.71)
Diluted loss per share:
Diluted loss per share from continuing operations	$(0.07)	$(0.15)
Diluted loss per share from discontinued operations	$(0.05)	$(0.56)
Diluted loss per share	$(0.12)	$(0.71)

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

Segment information for the three and nine months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30, 2013
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$24,161	$44,511	$52,880	$—	$121,552
Cost of services	19,737	37,400	48,762	—	105,899

Gross profit	4,424	7,111	4,118	—	15,653
Selling, general and administrative	3,373	6,812	3,600	2,791	16,576
Loss (gain) on sale of assets	—	—	(16)	—	(16)

Income (loss) from operations	$1,051	$299	$534	$(2,791)	$(907)

Other data:
Depreciation and amortization expense	$94	$340	$66	$295	$795
Capital expenditures	117	135	96	—	348
Total assets	$22,058	$40,450	$54,237	$34,728	$151,473

	Three Months Ended June 30, 2012
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$31,068	$35,232	$49,828	$—	$116,128
Cost of services	26,839	29,655	45,378	—	101,872

Gross profit	4,229	5,577	4,450	—	14,256
Selling, general and administrative	4,219	5,163	3,788	1,786	14,956
Loss (gain) on sale of assets	—	1	(10)	—	(9)

Income (loss) from operations	$10	$413	$672	$(1,786)	$(691)

Other data:
Depreciation and amortization expense	$66	$99	$50	$303	$518
Capital expenditures	$—	$286	$49	$15	$350
Total assets	$34,240	$29,201	$63,465	$45,199	$172,105

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Nine Months Ended June 30, 2013
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$96,085	$119,860	$154,865	$—	$370,810
Cost of services	78,599	99,863	142,720	—	321,182

Gross profit	17,486	19,997	12,145	—	49,628
Selling, general and administrative	10,232	18,452	10,945	8,475	48,104
Loss (gain) on sale of assets	—	(21)	(35)	—	(56)

Income (loss) from operations	$7,254	$1,566	$1,235	$(8,475)	$1,580

Other data:
Depreciation and amortization expense	$273	$607	$182	$894	$1,956
Capital expenditures	223	185	247	—	655
Total assets	$22,058	$40,450	$54,237	$34,728	$151,473

	Nine Months Ended June 30, 2012
			Commercial &
	Communications	Residential	Industrial	Corporate	Total
Revenues	$84,660	$94,132	$153,942	$—	$332,734
Cost of services	72,809	79,376	139,311	—	291,496

Gross profit	11,851	14,756	14,631	—	41,238
Selling, general and administrative	10,094	14,109	12,396	5,449	42,048
Loss (gain) on sale of assets	(61)	8	(112)	—	(165)

Income (loss) from operations	$1,818	$639	$2,347	$(5,449)	$(645)

Other data:
Depreciation and amortization expense	$183	$271	$190	$893	$1,537
Capital expenditures	$260	$554	$54	$876	$1,744
Total assets	$34,240	$29,201	$63,465	$45,199	$172,105

7. STOCKHOLDERS’ EQUITY

The 2006 Equity Incentive Plan became effective on May 12, 2006 (as amended, the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for grants of stock options as well as grants of stock, including restricted stock. We have approximately 1.0 million shares of common stock authorized for issuance under the 2006 Equity Incentive Plan.

Treasury Stock

During the nine months ended June 30, 2013, we repurchased 74,760 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 203,206 shares out of treasury stock under our share-based compensation programs. Of these shares issued, 48,706 shares were to satisfy phantom stock unit vestings for two members of the Board of Directors whose units vested upon their respective departures from the Board of Directors.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Vested	Forfeitures	Shares Outstanding	Expense recognized through June 30, 2013
2008	101,650	$19.17	85,750	15,900	—	$1,779
2009	185,100	$8.71	146,400	38,700	—	$1,344
2010	225,486	$3.64	148,047	77,439	—	$495
2011	320,000	$3.39	161,049	77,205	81,746	$661
2012	107,500	$2.07	33,334	—	74,166	$123
2013	12,500	$5.00	—	—	12,500	$14

During the nine months ended June 30, 2013 and 2012, we recognized $275 and $405, respectively, in compensation expense related to these restricted stock awards. At June 30, 2013, the unamortized compensation cost related to outstanding unvested restricted stock was $298. We expect to recognize $92 of this unamortized compensation expense during the remaining three months of our 2013 fiscal year and $206 thereafter. A summary of restricted stock awards for the years ended September 30, 2013, 2012 and 2011 is provided in the table below:

	Years Ended September 30,
	2013	2012	2011
Unvested at beginning of year	257,826	376,200	352,086
Granted	12,500	107,500	320,000
Vested	(101,914)	(192,973)	(165,628)
Forfeited	—	(32,901)	(130,258)

Unvested at end of year	168,412	257,826	376,200

All the restricted shares granted under the 2006 Equity Incentive Plan (vested or unvested) participate in dividends issued to common shareholders, if any.

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the nine months ended June 30, 2013 and 2012, we recognized $266 and $34, respectively in compensation expense related to these grants. Two directors departed the Board of Directors during the nine months ended June 30, 2013, resulting in an immediate vesting of 48,706 PSUs.

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the nine months ended June 30, 2013 and 2012, we recognized $363 and zero, respectively, in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilize a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. The assumptions used in the fair value method calculation for the years ended September 30, 2013, 2012 and 2011 are disclosed in the following table:

	Years Ended September 30,
	2013	2012		2011
Weighted average value per option granted during the period	$3.43	$	N/A	$2.05
Dividends (1)	$—	$	N/A	$—
Stock price volatility (2)	66.6%		N/A	69.9%
Risk-free rate of return	0.9%		N/A	1.9%
Option term	10.0 years		N/A	10.0 years
Expected life	6.0 years		N/A	6.0 years
Forfeiture rate (3)	10.0%		N/A	0.0%

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	The forfeiture rate for the 2011 options was assumed on the date of grant to be zero based on the limited number of employees who have been awarded stock options. The forfeiture rate for the 2013 options was for a larger number of employees, and based on historical data.

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

The following table summarizes activity under our stock option plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2010	158,500	$18.66
Options granted	20,000	3.24
Exercised	—	—
Forfeited and Cancelled	(158,500)	18.66

Outstanding, September 30, 2011	20,000	$3.24
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2012	20,000	$3.24

Options granted	150,000	5.76
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, June 30, 2013	170,000	$5.46

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at June 30, 2013:

Range of Exercise Prices	Outstanding as of June 30, 2013	Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable as of June 30, 2013	Weighted- Average Exercise Price
$3.24	20,000	8.05	$3.24	6,667	$3.24
$5.76	150,000	9.83	$5.76	—	$—

	170,000		$5.46	6,667	$3.24

Our 2011 options vest over a three-year period at a rate of one-third per year upon the annual anniversary date of the grant. Our 2013 options cliff vest at the end of a two year period ending at the anniversary date of the grant. All options expire ten years from the grant date if they are not exercised. Upon exercise of stock options, it is our policy to first issue shares from treasury stock, then to issue new shares. Unexercised stock options expire July 2021 and May 2023.

During the nine months ended June 30, 2013 and 2012, we recognized $49 in compensation expense related to these awards. At June 30, 2013, the unamortized compensation cost related to outstanding unvested stock options was $439. We expect to recognize $61 of this unamortized compensation expense during the remaining three months of our 2013 fiscal year, and $378 thereafter.

The intrinsic value of stock options outstanding and exercisable was $39 and zero at June 30, 2013 and 2012, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

8. SECURITIES AND EQUITY INVESTMENTS

Investment in EnerTech

In April 2000, we committed to invest up to $5,000 in EnerTech. As of September 30, 2009, we fulfilled our $5,000 investment under this commitment. As our investment is 2.21% of the overall ownership in EnerTech at June 30, 2013 and September 30, 2012, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment.

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012
Carrying value	$919	$919
Unrealized gains	128	69

Fair value	$1,047	$988

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at June 30, 2013 indicated our investment was not impaired. As of June 30, 2013 and September 30, 2012, the carrying value of this investment was $919. See Note 1, “Business” in the Notes to these Consolidated Financial Statements for related disclosures relative to fair value measurements.

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

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $830 and $802 recorded as of June 30, 2013 and 2012, respectively.

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

We estimate the fair value of our interest rate swap agreement with Wells Fargo to be $19 at June 30, 2013, using Level 2 inputs, including an estimated market valuation from Wells Fargo Bank.

We estimate the fair value of the contingent consideration to be $327 at June 30, 2013, using Level 3 inputs, including a discounted revenue projection. The fair value of this contingent liability will vary depending on actual revenues earned.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Executive savings plan assets	$552	$552	$—	$—
Executive savings plan liabilities	(438)	(438)	—	—
Interest rate swap agreement	19	—	19	—
Contingent consideration agreement	(327)	—	—	(327)

Total	$(194)	$114	$19	$(327)

The table below presents a reconciliation of the fair value of our contingent consideration obligation, which uses significant unobservable inputs (level 3) (in thousands).

	Contingent Consideration Agreement	Total
Fair Value at September 2012	$—	$—
Issuances	665	665
Settlements	—	—
Adjustments to Fair Value	(338)	(338)

Fair Value at June 30, 2013	$327	$327

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting to discuss potential settlement of its costs associated with the site. The meeting included a number of the defendants, as well as other PRPs not currently in the litigation. The Company was invited to attend this meeting and counsel for the Company attended. The EPA has notified all parties that they must indicate by March 15, 2013 whether they will participate in settlement discussions. This settlement is separate from the 2009 litigation filed by PRPs against the Company and others. The Company notified the EPA that it intends to participate in the settlement discussions. The Company also intends to present to the EPA the evidence developed in litigation to support the argument that the Company did not contribute PCB contamination to the site. The Company tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of June 30, 2013, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

On August 29, 2012, the Company was served with a wage and hour suit seeking class action certification. On December 4, 2012, the Company was served with a second suit, which included the same allegations but different named plaintiffs. On June 24, 2013, the Company was served with a third lawsuit, again alleging the same claims but with different plaintiffs. Each of these cases is among several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur, Texas Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. It does not appear the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. In early January 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent bussing into the facility. Our investigation indicates that all other activities alleged either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, will seek dismissal of the case through summary judgment. As of June 30, 2013, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At June 30, 2013, we had $3,858 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of June 30, 2013, we had $543 reserved for these claims.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2013, $6,852 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of June 30, 2013, the estimated cost to complete our bonded projects was approximately $49,522. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of June 30, 2013, we had cash totaling $999 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

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

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2013, $200 of our outstanding letters of credit were to collateralize our vendors.

On January 9, 2012, we entered into a settlement agreement with regard to $2,000 of collateral held by a surety who previously issued construction payment and performance bonds for us. The agreement called for a total settlement of $2,200 to be paid in monthly installments through February 2013. We received installments totaling $175 through April 2012; however, the surety then failed to make any payments from April 2012 to August 2012. We filed a motion to enter judgment on the note, and then on August 7, 2012, reached a new payment agreement with the surety. The amended agreement provided for additional collateral and called for the total settlement amount of $2,025 ($2,200 less the $175 already received) to be paid in monthly installments beginning September 30, 2012 through July 2014 with an interest rate of 12%. The surety subsequently negotiated a postponement of the initial installment and began payments with $50 tendered on October 31, 2012 and a second payment of $50 tendered in early December 2012. The surety then requested another postponement and amendment to the payment agreement to modify payment dates based on the production rates of the surety’s investment in a coal mining operation. On January 2, 2013, the Company tendered a notice of default to the

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

surety and its coal mining operations, which make up the additional collateral negotiated in the first amendment to the settlement agreement. Given the surety’s failure to make the payments due on December 31, 2012, and January 31, 2013, and its continued attempts to restructure the underlying settlement agreement, the Company concluded the collection of the receivable was not probable as of December 31, 2012, and recorded a reserve in the amount $1,725, bringing the receivable’s net carrying value to zero. The charge was recorded as other expense within our Consolidated Statements of Comprehensive Income and the reserve was recorded within our current assets within the Consolidated Balance Sheet.

On March 8, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies which formed the collateral supporting the amended payment agreement, and then filed suit a week later to enforce the acceleration. On April 17, 2013, the Company filed the necessary documents to domesticate the agreed judgment against the surety in Virginia. Following these two actions, the surety proposed a new payment agreement. After negotiations, the Company entered an amended agreement with all defendants in exchange for payment of $300, which was received on June 24, 2013. The amended agreement provides for additional monthly installments, with final payment due June 30, 2014. The first two such installments, totaling in aggregate $100, were received in full following June 30, 2013. If the defendants default on any further installments under the agreement, the Company will move forward with the collection activities that led to the June amendment and payment. The extent of recovery of the remaining balance, if any, cannot be determined. However, the possibility of a partial or full recovery exists as IES aggressively pursues the collection of the collateral. We have classified the $300 received in June 2013 as other income within our Consolidated Statements of Comprehensive Income. Additionally, any subsequent recovery will be included in other income.

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

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of June 30, 2013, we had no such open purchase commitments.

12. DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. The closure of these facilities was a key aspect of our commitment to return the Company to profitability and selected based on their business prospects at that time and the extended time frame needed to return the facilities to a profitable position. We substantially concluded the closure of these facilities as of September 30, 2012. Results from operations of these facilities for the three and nine months ended June 30, 2013 and 2012 are presented in our Consolidated Statements of Comprehensive Income as discontinued operations.

The components of the results of discontinued operations for these facilities are as follows:

	Three Months Ended June 30,
	2013	2012
Revenues	$331	$3,172
Cost of services	467	4,449

Gross profit	(136)	(1,277)
Selling, general and administrative	87	569
(Gain) on sale of assets	—	(3)
Asset Impairment	200	—
Restructuring charge	(2)	153

Loss from discontinued operations	(421)	(1,996)
(Benefit) provision for income taxes	(8)	(33)

Net loss from discontinued operations	$(413)	$(1,963)

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

	Nine Months Ended June 30,
	2013	2012
Revenues	$1,393	$14,667
Cost of services	1,391	19,430

Gross profit	2	(4,763)
Selling, general and administrative	455	2,074
(Gain) loss on sale of assets	(1)	83
Asset Impairment	200	—
Restructuring charge	59	1,016

Loss from discontinued operations	(711)	(7,936)
(Benefit) provision for income taxes	(14)	185

Net loss from discontinued operations	$(697)	$(8,121)

Included in the Consolidated Balance Sheets at June 30, 2013 and September 30, 2012 are the following major classes of assets and liabilities associated with discontinued operations:

	June 30,	September 30,
	2013	2012
Assets of discontinued operations	$2,434	$6,127
Liabilities of discontinued operations	$864	$3,005

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

(In thousands, except exchange ratio and per share amounts)

IES receivable from the Acro Group as of December 31, 2012 (a)	$2,263
IES deferred cost recorded in connection with transactions with Acro Group between January 1, 2013 and February 15, 2013	1,042
Cash purchase consideration	828
Fair value of contingent consideration (b)	665

Total consideration transferred	$4,798

(a)	As of the Closing Date, IES had a receivable from the Acro Group from past transactions between the two companies. This receivable was forgiven by IES as a portion of the consideration paid to acquire the Acro Group assets and liabilities.
(b)	The contingent consideration is based on a formula of the Acro Group’s revenue for the first 12 months after February 15, 2013, with a maximum and minimum amount payable by IES.

Total estimate of consideration expected to be transferred	$4,798
Allocation to fair value of net assets acquired and liabilities assumed:
Trade receivables	$318
Prepaid commissions	46
Inventory	16
Property and equipment	40
Order backlog	350
Covenant not-to-complete	140
Developed technology	400
Goodwill (c)	4,184
Vacation payable	(26)
Customer incentive payable	(70)
Deferred revenue	(600)

Fair Value of Net Assets Acquired:	$4,798

(c)	The goodwill is attributable to the workforce of the acquired business and other intangibles that do not qualify for separate recognition.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The Acro Group Results of Operations

From February 15, 2013 through June 30, 2013, the Company’s acquisition of the assets of the Acro Group contributed $607 of revenue and a net loss of $628, inclusive of $329 of amortization related to intangible assets acquired and $339 of other income due to a reduction to the fair value of contingent consideration. Intangible assets acquired are being amortized over the average useful life of 2.5 years. These amounts are included in the Company’s accompanying statement of comprehensive income for the period ended June 30, 2013. The results of the acquired assets of the Acro Group are included in the Residential segment.

Supplemental Pro Forma Financial Information

The following unaudited pro forma information gives effect to the transaction as if it had occurred on October 1, 2011. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) to record incremental depreciation expense in connection with fair value adjustments to property and equipment, (2) incremental amortization expense in connection with recording acquired identifiable intangible assets at fair value, (3) to eliminate the impact of historical transactions between IES and the Acro Group that would have been treated as intercompany transactions had the companies been consolidated, and (4) to record the related tax effects. The unaudited pro forma financial information also includes the effect of certain non-recurring items as of October 1, 2011 such as $187 in acquisition related costs incurred during the nine months ended June 30, 2013. The unaudited pro forma financial statements include these acquisition related costs as if they had been incurred on October 1, 2011. The unaudited pro forma financial information is for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the transaction had actually occurred on that date, nor the results of operations in the future.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The supplemental pro forma results of operations for the three and nine months ended June 30, 2013 and 2012, as if the assets of the Acro Group had been acquired on October 1, 2011, are as follows:

	Unaudited
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$122	$118	$374	$339
Net loss from continuing operations	$(515)	$(1,978)	$(2,915)	$(6,439)

14. DERIVATIVE INSTRUMENTS

On March 1, 2013, we entered into an interest rate swap agreement with Wells Fargo in conjunction with our Wells Fargo Term Loan to hedge interest rate risk. Borrowings under the Wells Fargo Term Loan bear interest at a per annum rate equal to Daily Three Month LIBOR plus 6.00%. Our interest rate swap agreement bears interest of 1.00% less the per annum rate equal to Daily Three Month LIBOR, thus mitigating the interest rate risk associated with the Daily Three Month LIBOR and ensuring a fixed rate of 7.00% per annum for borrowings under the Wells Fargo Term Loan.

Our derivative instrument is held at fair value on our consolidated balance sheet. Related cash flows are recorded as operating activities on the consolidated statement of cash flows. Gains and losses related to this derivative instrument will be recognized within other comprehensive income. As of June 30, 2013, the interest rate swap agreement was 100% effective, as interest for both the Wells Fargo Term Loan and interest rate swap agreement is calculated utilizing the Daily Three Month LIBOR rate.

The following table presents the gross fair value of our interest rate swap derivative, and the line items where it appears on our consolidated balance sheet:

	June 30,	September 30,
	2013	2012
Assets
Prepaid expenses and other current assets	$19	$—
Stockholder’s equity
Accumulated other comprehensive income	$19	$—

15. SUBSEQUENT EVENTS

The MISCOR Transaction

On March 13, 2013, the Company entered into the Merger Agreement with MISCOR pursuant to which IES and MISCOR agreed that, subject to the satisfaction of certain closing conditions (including the approval by each company’s stockholders), MISCOR will merge with and into IES as a direct, wholly-owned subsidiary of IES. The transaction is currently expected to close in September 2013. The Merger Agreement provides for the exchange of MISCOR common stock for the right to receive IES common stock, cash, or IES common stock and cash. However, the maximum cash consideration paid to MISCOR shareholders is limited to 50% of the total merger consideration.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Upon completion of the Merger, the net debt of MISCOR (“MISCOR debt”), as defined in the Merger Agreement, will be retired. Total merger consideration payable to MISCOR shareholders, as defined within the Merger Agreement, is $24,000, less MISCOR debt. However, the Merger Agreement provides for a maximum and minimum IES stock value (collectively the “Collar”). To the extent the value ascribed to IES common stock falls outside the Collar, the merger consideration, as defined within the Merger Agreement, will not equal $24,000. Additionally, the Merger Agreement ascribes certain values to IES common stock, and the MISCOR debt, which may not be equal to the values at closing. As such, total merger consideration will not equal the merger consideration as defined within the Merger Agreement. The differences between the values of IES common stock and MISCOR debt, as measured by the Merger Agreement, and as of the closing date will impact the final merger consideration as follows:

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

Commitment Letter for Acquisition Term Loan

IES’ obligation to complete the Merger is not conditioned upon its obtaining financing. The Company expects, however, to obtain financing for some or all of the cash component of the merger consideration, the repayment of outstanding MISCOR debt and the transaction expenses associated with the Merger (the “Merger Payments”). On April 10, 2013, the Company entered into a commitment letter with Wells Fargo, pursuant to which Wells Fargo committed to provide the Company, subject to the satisfaction of certain conditions, a new amortizing term loan in a principal amount of up to $14,000 (as amended on July 10, 2013, the “Acquisition Term Loan”) under the 2012 Credit Facility in order to finance the Merger Payments. For a description of the 2012 Credit Facility, please see Note 4, “Debt – The Revolving Credit Facility” in the Notes to these Consolidated Financial Statements.

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

Average Liquidity	LIBOR Spread
≤ $20,000	5.00%
≥ $20,000 but < $30,000	4.50%
≥ $30,000	4.00%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements, the related notes, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended September 30, 2012. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended September 30, 2012, our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2012 and March 31, 2013, and elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements

OVERVIEW

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

Recent Developments

MISCOR Transaction

On March 13, 2013, the Company and MISCOR Group, Ltd. (“MISCOR”), an Indiana corporation that provides mechanical and electrical services for mission critical power equipment, announced that they had entered into a definitive agreement pursuant to which IES will acquire 100% of the common stock of MISCOR in a stock and cash transaction. IES, MISCOR and IES Subsidiary Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of IES (“Merger Sub”), have entered into an Agreement and Plan of Merger, dated March 13, 2013, pursuant to which MISCOR will be merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of IES (the “Merger”). On July 10, 2013, the Company entered into the First Amendment (the “Amendment”) to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which (i) the Termination Date (as defined in the Merger Agreement) was extended to October 31, 2013 and (ii) the default merger consideration election provision was amended. All other terms of the Merger Agreement remain unchanged. The Merger is currently expected to close in September 2013. For a description of the proposed Merger with MISCOR, please refer to Note 15, “Subsequent Events” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commitment Letter for Acquisition Term Loan

IES’ obligation to complete the Merger is not conditioned upon its obtaining financing. The Company expects, however, to obtain financing for some or all of the cash component of the merger consideration, the repayment of outstanding MISCOR debt and the transaction expenses associated with the Merger (the “Merger Payments”). On April 10, 2013, the Company entered into a commitment letter with Wells Fargo, National Association (“Wells Fargo”), pursuant to which Wells Fargo committed to provide the Company, subject to the satisfaction of certain conditions, a new amortizing term loan in a principal amount of up to $14 million under the Company’s revolving credit facility in order to finance the Merger Payments. The commitment letter was amended on July 10, 2013 to extend its termination to October 31, 2013 to correspond to the termination date of the Merger Agreement as amended. For a description of the proposed acquisition term loan, please refer to Note 15, “Subsequent Events” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

We report our operating results across three operating segments: Communications, Residential and Commercial & Industrial. Expenses associated with our Corporate office are classified as a fourth segment. The following table presents selected historical results of operations of IES and subsidiaries.

	Three Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$121,552	100.0%	$116,128	100.0%
Cost of services	105,899	87.1%	101,872	87.7%

Gross profit	15,653	12.9%	14,256	12.3%
Selling, general and administrative expenses	16,576	13.6%	14,956	12.9%
Gain on sale of assets	(16)	0.0%	(9)	0.0%

Loss from operations	(907)	(0.7)%	(691)	(0.6)%

Interest and other (income) expense, net	(277)	(0.2)%	514	0.4%

Income from operations before income taxes	(630)	(0.5)%	(1,205)	(1.0)%
Provision (benefit) for income taxes	95	0.1%	8	0.0%

Net loss from continuing operations	(725)	(0.6)%	(1,213)	(1.0)%

Net loss from discontinued operations	(421)	(0.3)%	(1,996)	(1.7)%
(Benefit) provision for income taxes	(8)	0.0%	(33)	0.0%

Net loss from discontinued operations	(413)	(0.3)%	(1,963)	(1.7)%

Net loss	$(1,138)	(0.3)%	$(3,176)	0.7%

Consolidated revenues for the three months ended June 30, 2013 were $5.4 million greater than for the three months ended June 30, 2012, an increase of 4.7%. The increase in revenues resulted primarily from increased revenues in our Residential segment, offset by decreased large project activity from a significant customer in our Communications segment during the three months ended June 30, 2013.

The $1.4 million increase in our consolidated gross profit for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily the result of increased profitability in our Residential and Communications segments, offset by a decrease in gross profits in our Commercial & Industrial segment. Our overall gross profit percentage increased to 12.9% during the three months ended June 30, 2013 as compared to 12.3% during the three months ended June 30, 2012.

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate, division and branch management (including incentive-based compensation), occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization. We allocate certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment.

During the three months ended June 30, 2013, our selling, general and administrative expenses were $16.6 million, an increase of $1.6 million, or 10.8%, as compared to the three months ended June 30, 2012. The increase in selling, general and administrative expenses resulted from costs associated with increased personnel in our Communications and Residential segments, a $0.8 million increase in acquisition related costs, offset by a $1.4 million decrease in legal fees in our Communications segment.

	Nine Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$370,810	100.0%	$332,734	100.0%
Cost of services	321,182	86.6%	291,496	87.6%

Gross profit	49,628	13.4%	41,238	12.4%
Selling, general and administrative expenses	48,104	13.0%	42,047	12.6%
Gain on sale of assets	(56)	0.0%	(165)	0.0%

Income (loss) from operations	1,580	0.4%	(644)	(0.2)%

Interest and other (income) expense, net	2,350	0.6%	1,523	0.5%

Income from operations before income taxes	(770)	(0.2)%	(2,167)	(0.7)%
Provision (benefit) for income taxes	264	0.1%	40	0.0%

Net loss from continuing operations	(1,034)	(0.3)%	(2,207)	(0.7)%

Net loss from discontinued operations	(711)	(0.2)%	(7,936)	(2.4)%
(Benefit) provision for income taxes	(14)	0.0%	185	0.1%

Net loss from discontinued operations	(697)	(0.2)%	(8,121)	(2.5)%

Net loss	$(1,731)	(0.1)%	$(10,328)	1.7%

Consolidated revenues for the nine months ended June 30, 2013 were $38.1 million greater than for the nine months ended June 30, 2012, an increase of 11.4%. The increase in revenues resulted primarily due to increased revenues in our Residential and Communications segments.

The $8.4 million increase in our consolidated gross profit for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was primarily the result of increased profitability in our Residential and Communications segments, offset by a decrease in gross profits in our Commercial & Industrial segment. Our overall gross profit percentage increased to 13.4% during the nine months ended June 30, 2013 as compared to 12.4% during the nine months ended June 30, 2012.

Selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and benefits related to corporate, division and branch management (including incentive-based compensation), occupancy and utilities, training, professional services, information technology costs, consulting fees, travel and certain types of depreciation and amortization. We allocate certain corporate selling, general and administrative costs across our segments as we believe this more accurately reflects the costs associated with operating each segment.

During the nine months ended June 30, 2013, our selling, general and administrative expenses were $48.1 million, an increase of $6.1 million, or 14.4%, as compared to the nine months ended June 30, 2012. The increase in selling, general and administrative expenses resulted from costs associated with increased personnel in our Residential and Communications segments, a $1.6 million increase in acquisition related costs, and a $0.3 million increase in non-cash amortization costs offset by a $1.7 million decrease in legal fees in our Communications segment. Excluding amortization expense, selling, general and administrative expenses increased $5.8 million, or 13.7%, to $47.8 million.

Communications

	Three Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$24,161	100.0%	$31,068	100.0%
Gross Profit	4,424	18.3%	4,229	13.6%
Selling, general and administrative expenses	3,373	14.0%	4,219	13.6%

Revenue. Our Communications segment revenues decreased $6.9 million during the three months ended June 30, 2013, a 22.2% decrease compared to the three months ended June 30, 2012. This decrease is primarily due to a decrease in activity on a significant high-tech manufacturing project during the three months ended June 30, 2013 versus the three months ended June 30, 2012. Revenues attributable to data centers were $6.1 million for the quarter ended June 30, 2013 compared to $8.6 million for the quarter ended June 30, 2012. Revenues from high-tech manufacturing projects were $4.3 million during the quarter ended June 30, 2013, compared to $8.1 million during the quarter ended June 30, 2012.

Gross Profit. Our Communications segment’s gross profit during the three months ended June 30, 2013 increased $0.2 million, or 4.6%, as compared to the three months ended June 30, 2012. Gross profit as a percentage of revenue increased 4.7% to 18.3% for the quarter ended June 30, 2013, due primarily to improved project execution in multiple data center and high-tech manufacturing projects.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses decreased $0.8 million, or 20.1%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased 0.4% to 14.0% of segment revenue during the quarter ended June 30, 2013 compared to the three months ended June 30, 2012, During the three months ended June 30, 2012, we experienced higher selling, general and administrative costs in our San Diego operations, due primarily to a legal settlement and associated fees of $1.4 million. These legal costs were not duplicated in the three months ended June 30, 2013. Offsetting the decrease in legal costs was an increase in personnel costs for the three months ended June 30, 2013.

	Nine Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$96,085	100.0%	$84,660	100.0%
Gross Profit	17,486	18.2%	11,851	14.0%
Selling, general and administrative expenses	10,232	10.6%	10,094	11.9%

Revenue. Our Communications segment revenues increased by $11.4 million during the nine months ended June 30, 2013, a 13.5% increase compared to the nine months ended June 30, 2012. This increase is primarily due to increased activity from multiple large data center and high-tech manufacturing projects during the nine months ended June 30, 2013. Revenues attributable to data centers were $30 million for the nine months ended June 30, 2013 compared to $26 million for the nine months ended June 30, 2012. Revenues from high-tech manufacturing projects were $25 million during the nine months ended June 30, 2013, compared to $19 million during the nine months ended June 30, 2012. Although the growth in data center and high-tech manufacturing projects continued to be significant for the nine months ended June 30, 2013, and we continue to bid on significant project opportunities, we do not necessarily expect to sustain the level of business growth experienced during 2012, as our large size project work is periodically awarded.

Gross Profit. Our Communications segment’s gross profit during the nine months ended June 30, 2013 increased $5.6 million, or 47.5%, as compared to the nine months ended June 30, 2012. Gross profit as a percentage of revenue increased 4.2% to 18.2% for the nine months ended June 30, 2013, due primarily to the increased productivity through the completion of data center and high-tech manufacturing projects and, to a lesser extent, increased supplier rebates during the nine months ended June 30, 2013.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses increased $0.1 million, or 1.4%, during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues in the Communication segment decreased 1.3% to 10.6% of segment revenue during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. During the nine months ended June 30, 2012, we experienced higher selling, general and administrative costs in our San Diego operations, due primarily to a legal settlement and associated fees of $1.7 million. These legal costs were not duplicated in the three months ended June 30, 2013. Offsetting the decrease in legal costs was an increase in personnel costs for the nine months ended June 30, 2013.

Residential

	Three Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$44,511	100.0%	$35,232	100.0%
Gross Profit	7,111	16.0%	5,577	15.8%
Selling, general and administrative expenses	6,812	15.3%	5,163	14.7%

Revenue. Our Residential segment revenues increased $9.3 million during the three months ended June 30, 2013, an increase of 26.3% as compared to the three months ended June 30, 2012. Revenues for our multi-family construction increased by $7.1 million during the quarter ended June 30, 2013, as overall market conditions have continued to improve. Multi-family construction projects were primarily driven by increased demand for rental housing in Texas and throughout the eastern region. Single family construction revenues increased by $4.1 million, primarily in Texas where the economy has experienced continued growth and population expansion. Revenue was impacted to a lesser degree by decreases in solar installations and increases in service activity.

Gross Profit. During the three months ended June 30, 2013, our Residential segment experienced a $1.5 million, or 27.5%, increase in gross profit as compared to the three months ended June 30, 2012. Gross profit increased $1.9 million due to higher volume of both single-family and multi-family projects, offset by lower volume and reduced gross margin percentage in solar projects. Gross margin percentage increased by 0.2%, due primarily to increases in gross margin percentage within single family projects, offset by $0.5 million of excess costs related to job underperformance on two multi-family projects.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.6 million, or 31.9%, increase in selling, general and administrative expenses during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 0.6% to 15.3% of segment revenue during the three months ended June 30, 2013. This increase is attributable to additional personnel costs in response to increased profitability for the three months ended June 30, 2013.

	Nine Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$119,860	100.0%	$94,132	100.0%
Gross Profit	19,997	16.7%	14,756	15.7%
Selling, general and administrative expenses	18,452	15.4%	14,109	15.0%

Revenue. Our Residential segment revenues increased $25.7 million during the nine months ended June 30, 2013, an increase of 27.3% as compared to the nine months ended June 30, 2012. Revenues for our multi-family construction increased by $17 million during the nine months ended June 30, 2013, as overall market conditions have continued to improve. Multi-family construction projects were primarily driven by the increased demand for rental housing in Texas and throughout the eastern region. Single family construction revenues increased by $13.3 million, primarily in Texas where the economy has experienced continued growth and population expansion. Revenue was impacted to a lesser degree by decreases in solar and increases in service.

Gross Profit. During the nine months ended June 30, 2013, our Residential segment experienced a $5.2 million, or 35.5%, increase in gross profit as compared to the nine months ended June 30, 2012. Gross profit increased $5.4 million due to higher volume of both single-family and multi-family projects, and due to an increase in the gross margin for the segment. Gross margin percentage increased by 1.0%, due primarily to increases in gross margin percentage within single family projects, offset by $1.0 million of excess costs related to job underperformance on two multi-family projects.

Selling, General and Administrative Expenses. Our Residential segment experienced a $4.3 million, or 30.8%, increase in selling, general and administrative expenses during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 0.4% to 15.4% of segment revenue during the nine months ended June 30, 2013. This increase is attributable to $4.1 million of additional personnel costs in response to increased profitability for the nine months ended June 30, 2013, combined with a $0.3 million increase of legal expenses during the nine months ended June 30, 2013.

Commercial & Industrial

	Three Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$52,880	100.0%	$49,828	100.0%
Gross Profit	4,118	7.8%	4,450	8.9%
Selling, general and administrative expenses	3,600	6.8%	3,788	7.6%

Revenue. Revenues in our Commercial & Industrial segment increased $3.1 million during the three months ended June 30, 2013, an increase of 6.1% compared to the three months ended June 30, 2012. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the period ended June 30, 2013, our revenue increase was the result of increased utility and industrial projects.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended June 30, 2013 decreased by $0.3 million, or 7.4%, as compared to the three months ended June 30, 2012. Commercial & Industrial’s gross margin percentage decreased 1.1% to 7.8% during the three months ended June 30, 2013. The decrease in margin was primarily due to a total of $0.7 million of excess costs related to job underperformance on two projects in one of our commercial branches, and due to the recognition of higher projected costs on a significant commercial project that commenced in 2009 and is scheduled to be completed in early 2014. The higher costs related to this significant commercial project are due to various delays and other impacts resulting in lower productivity rates than originally estimated and which are anticipated to continue for the remainder of the project. These projected costs resulted in a lower anticipated gross profit percentage on the project and a reduction in gross profit recognized to date. We are pursuing cost recovery for these impacts, which, if successful, could have a positive impact on the profitability of this project. To date, we are unable to reasonably quantify the likelihood of our success in recovering these costs. While we expect the project to be completed and to be ultimately profitable, there can be no assurance that this will be the case as the project is outside of the maximum size and duration criteria within our risk management parameters that were implemented in mid-2011. Offsetting the impact of this commercial project were improvements in gross profits in multiple projects throughout the Commercial & Industrial division. While we have experienced some reprieve in project bid margins, particularly in our industrial branches, the competitive market that has existed during the prolonged recession has continued to constrain significant increases in project bid margins in most commercial markets.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended June 30, 2013 decreased by $0.2 million, or 5.0%, compared to the three months ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased by 0.8% during the three months ended June 30, 2013, reflective of improved management of overhead costs.

	Nine Months Ended June 30,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$154,865	100.0%	$153,942	100.0%
Gross Profit	12,145	7.8%	14,631	9.5%
Selling, general and administrative expenses	10,945	7.1%	12,396	8.1%

Revenue. Revenues in our Commercial & Industrial segment increased by $0.9 million during the nine months ended June 30, 2013, an increase of 0.6% compared to the nine months ended June 30, 2012. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the period ended June 30, 2013, our revenue increase was the result of increased utility and industrial projects.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the nine months ended June 30, 2013 decreased $2.5 million, or 17.0%, as compared to the nine months ended June 30, 2012. Commercial & Industrial’s gross margin percentage decreased by 1.7% to 7.8% during the nine months ended June 30, 2013. The decrease in margin was primarily due to a total of $0.9 million of excess costs related to job underperformance on two projects in one of our commercial branches, and due to the recognition of higher projected costs on a significant commercial project that commenced in 2009 and is scheduled to be completed in early 2014. The higher costs related to this significant commercial project are due to delays and other impacts resulting in lower productivity rates than originally estimated and which are anticipated to continue for the remainder of the project. These projected costs resulted in a lower anticipated gross profit percentage on the project and a reduction in gross profit recognized to date. We are pursuing cost recovery of these impacts, which, if successful, could have a positive impact on the profitability of this project. To date, we are unable to reasonably quantify the likelihood of our success in recovering these costs. While we expect the project to be completed and to be ultimately profitable, there can be no assurance that this will be the case as the project is outside of the maximum size and duration criteria within our risk management parameters that were implemented in mid-2011. Offsetting the impact of this commercial project were improvements in gross profits in multiple projects throughout the Commercial & Industrial division. While we have experienced some reprieve in project bid margins, particularly in our industrial branches, the competitive market that has existed during the prolonged recession has continued to constrain significant increases in project bid margins in most commercial markets.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the nine months ended June 30, 2013 decreased $1.5 million, or 11.7%, compared to the nine months ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment decreased by 1.0% during the nine months ended June 30, 2013, reflective of improved management of overhead costs.

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

The facilities directly affected by the 2011 Restructuring Plan were in several locations throughout the country, including Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. These facilities were selected due to their business prospects at that time and the extended time frame needed to return the facilities to a profitable position. As part of our restructuring charges within our Commercial & Industrial segment we recognized $(4) thousand and $69 thousand in severance costs, $47 thousand and $483 thousand in consulting services, and $0 and $48 in costs related to lease terminations for the nine months ended June 30, 2013 and 2012, respectively.

The following table presents the elements of costs incurred for the 2011 Restructuring Plan:

	Nine Months Ended June 30,
	2013	2012
	(In thousands)
Severance compensation	$(4)	$(58)
Consulting and other charges	63	951
Lease termination costs	—	124

Total restructuring charges	$59	$1,017

Interest and Other (Income) Expense, net

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Interest expense	$226	$486
Deferred financing charges	146	38

Total interest expense	372	524

Interest income	0	(8)
Other (income) expense, net	(649)	(2)

Total interest and other expense, net	$(277)	$514

Interest Expense

During the three months ended June 30, 2013, we incurred interest expense of $0.2 million primarily comprised of interest expense from the Wells Fargo Term Loan (as defined in “Working Capital” below), the Insurance Financing Agreements (as defined in “Working Capital” below), an average letter of credit balance of $7.1 million under the 2012 Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $23.0 million. This compares to interest expense of $0.5 million for the three months ended June 30, 2012, on a debt balance primarily comprised of the Tontine Term Loan, the Insurance Financing Agreements, an average letter of credit balance of $9.5 million under the 2006 Credit Facility (as defined in “Working Capital” below) and an average unused line of credit balance of $37.7 million.

Interest Income

For the three months ended June 30, 2013 and 2012, we earned interest income of zero and $8 thousand, respectively, on the average Cash and Cash Equivalents balances of $13.5 million and $28.1 million, respectively.

Other (Income) Expense

In June, 2013 we recovered $0.3 million from a settlement agreement with a former surety. The settlement agreement was fully reserved during our first fiscal quarter 2013. The recovery was recorded as other expense within our Consolidated Statements of Comprehensive Income. Please refer to Note 11, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

We recorded a liability of $0.7 million for contingent purchase consideration in conjunction with the Asset Purchase Agreement with the Acro Group. As of June 30, 2013, we have determined the settlement of this liability will be less than the amount recorded at the time of the transaction. Accordingly, we have reduced the liability to $0.3 million and recorded $0.4 million as other income within our Consolidated Statements of Comprehensive Income.

	Nine Months Ended June 30,
	2013	2012
	(In thousands)
Interest expense	$1,018	$1,612
Deferred financing charges	407	0

Total interest expense	1,425	1,612

Interest income	(123)	(23)
Other (income) expense, net	1,048	(66)

Total interest and other expense, net	$2,350	$1,523

Interest Expense

During the nine months ended June 30, 2013, we incurred interest expense of $1.0 million primarily comprised of interest expense from the Tontine Term Loan, the Wells Fargo Term Loan, the Insurance Financing Agreements, an average letter of credit balance of $7.1 million under the 2012 Credit Facility and an average unused line of credit balance of $23.0 million. This compares to interest expense of $1.6 million for the nine months ended June 30, 2012, on a debt balance primarily comprised of the Tontine Term Loan, the Insurance Financing Agreements, an average letter of credit balance of $9.5 million under the 2006 Credit Facility and an average unused line of credit balance of $37.7 million.

Interest Income

For the nine months ended June 30, 2013 and 2012, we earned interest income of $123 thousand and $23 thousand, respectively, on the average Cash and Cash Equivalents balances of $13.5 million and $28.1 million, respectively. We received $109 in conjunction with a legal settlement within our Commercial & Industrial segment during the nine months ended June 30, 2013

Other (Income) Expense

During the nine months ended June 30, 2013, we fully reserved for an outstanding receivable for a settlement agreement with a former surety. The surety has failed to make payments in accordance with the settlement agreement, and has proposed a modified payment structure to satisfy the debt. The Company concluded that collectability was not probable as of December 31, 2012, and has recorded a reserve for the entire balance of $1.7 million. The reserve was recorded as other expense within our Consolidated Statements of Comprehensive Income. In June 2013, we recovered $0.3 million of this settlement. The recovery was recorded as other income within our Consolidated Statements of Comprehensive Income. Please refer to Note 11, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

We recorded a liability of $0.7 million for contingent purchase consideration in conjunction with the Asset Purchase Agreement with the Acro Group. As of June 30, 2013, we have determined the settlement of this liability will be less than the amount recorded at the time of the transaction. Accordingly, we have reduced the liability to $0.3 million and recorded $0.4 million as other income within our Consolidated Statements of Comprehensive Income.

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

PROVISION FOR INCOME TAXES

Our provision for income taxes increased from $8 thousand for the three months ended June 30, 2012 to an expense of $95 thousand for the three months ended June 30, 2013. The increase is mainly attributable to an increase federal tax expense and an increase in state tax expense. A reliable estimate of the estimated annual effective tax rate cannot be determined. Therefore, the Company is using year to date income tax expense to determine the income tax provision for the three months ended June 30, 2013.

Our provision for income taxes increased from $40 thousand for the nine months ended June 30, 2012 to $0.3 million for the nine months ended September 30, 2013. The increase is mainly attributable to an increase federal tax expense and an increase in state tax expense. A reliable estimate of the annual effective tax rate cannot be determined. Therefore, the Company is using year to date income tax expense to determine the income tax provision for the nine months ended June 30, 2013.

WORKING CAPITAL

During the nine months ended June 30, 2013, working capital decreased by $2.3 from September 30, 2012, reflecting a $15.7 million decrease in current assets and a $13.5 million decrease in current liabilities during the period.

During the nine months ended September 30, 2013, our current assets decreased by $15.7 million, or 10.7%, to $131.6 million, as compared to $147.4 million as of September 30, 2012. Cash and cash equivalents decreased by $3.6 million during the nine months ended September 30, 2013 as compared to September 30, 2012, primarily due to a $5.0 million cash payment to satisfy the Tontine Term Loan. The current trade accounts receivables, net, decreased by $8.7 million at June 30, 2013, as compared to September 30, 2012. Days sales outstanding (“DSOs”) decreased to 59 as of June 30, 2013 from 67 as of September 30, 2012. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $2.9 million during the nine months ended September 30, 2013 compared to September 30, 2012, due primarily to the completion of large projects within our Communications division. We also experienced a $1.5 million decrease in retainage during the nine months ended September 30, 2013 compared to September 30, 2012.

During the nine months ended September 30, 2013, our total current liabilities decreased by $13.5 million to $90.9 million, compared to $104.4 million as of September 30, 2012. During the nine months ended September 30, 2013, accounts payable and accrued expenses decreased $3.1 million. Billings in excess of costs decreased by $3.1 million during the nine months ended September 30, 2013 compared to September 30, 2012. Finally, current maturities of long-term debt decreased by $7.3 million during the nine months ended September 30, 2013 compared to September 30, 2012 primarily due to the repayment of the Tontine Term Loan.

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

At June 30, 2013, we had $16.5 million available to us under the 2012 Credit Facility, $7.1 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings outside the Wells Fargo Term Loan. The terms surrounding the 2012 Credit Facility agreement with Wells Fargo require that we cash collateralize 100% of our letter of credit balance. As such, we have $7.1 million classified as restricted cash within the Balance Sheet as of June 30, 2013.

At June 30, 2013, we were subject to the financial covenant under the 2012 Credit Facility requiring that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability is less than $20.0 million or Excess Availability is less than $7.5 million. As of June 30, 2013, our aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability was in excess of $20.0 million and Excess Availability was in excess of $7.5 million; had we not met these thresholds at June 30, 2013, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

Commitment Letter for Acquisition Term Loan

On April 10, 2013, the Company entered into a commitment letter with Wells Fargo, pursuant to which Wells Fargo committed to provide the Company, subject to the satisfaction of certain conditions, a new amortizing term loan in a principal amount of up to $14 million (the “Acquisition Term Loan”) under the 2012 Credit Facility in order to finance the Merger Payments. The commitment letter was amended on July 10, 2013 to extend its termination to October 31, 2013 to correspond to the termination date of the Merger Agreement as amended.

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

Average Liquidity	LIBOR Spread
< $20 million	5.00%
≥ $20 million but < $30 million	4.50%
≥ $30 million	4.00%

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

At June 30, 2013, we had $0 in outstanding letters of credit with Bank of America.

For the three months ended June 30, 2013, we paid no interest for loans under the 2006 Credit Facility and had a weighted average interest rate, including fronting fees, of 3.49% for letters of credit. In addition, we were charged monthly in arrears (1) an unused commitment fee of 0.50%, and (2) certain other fees and charges as specified in the Loan and Security Agreement, as amended.

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

The Tontine Term Loan

On December 12, 2007, we entered into a $25.0 million senior subordinated loan agreement, with Tontine Capital Partners, L.P. and its affiliates (collectively, “Tontine”), our controlling shareholder, which the Company terminated and repaid in full subsequent to the first quarter of fiscal 2013, as further described below.

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

As of June 30, 2013, the estimated cost to complete our bonded projects was approximately $49.5 million. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. On May 7, 2013, the Company and certain of its current and future subsidiaries and affiliates entered into a new agreement of indemnity (the “Surety Agreement”) with certain entities affiliated with Suremerica Surety Underwriting Services, LLC (“Suremerica”). Pursuant to the Surety Agreement, we have assigned to Suremerica, among other things, as collateral to secure our obligations under the Surety Agreement, our rights, title and interest in, and all accounts receivable and related proceeds arising pursuant to, any contract bonded by Suremerica on our behalf. Further, under the Surety Agreement, we have also agreed that, upon written demand, we will deposit with Suremerica, as additional collateral, an amount determined by Suremerica to be sufficient to discharge any claim made against Suremerica on a bond issued on our behalf. The Surety Agreement is filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2013, and is incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Surety Agreement. As of June 30, 2013, we utilized $1 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the three and six months ended June 30, 2013 and 2012 was $46 thousand and $137 thousand.

Insurance Financing Agreements

From time to time, we elect to finance our commercial insurance policy premiums over a term equal to or less than the term of the policy (each, an “Insurance Financing Agreement”). The terms of the Insurance Financing Agreements for fiscal year 2013 were for twelve months with an interest rate range of 1.99% to 2.75%. The Insurance Financing Agreements were collateralized by the gross unearned premiums on the respective insurance policies plus any payments for losses claimed under the policies and are subject to an intercreditor agreement with Wells Fargo. The remaining balance due on the Insurance Financing Agreements at June 30, 2013 was $0.6 million, as compared to $0.3 million at June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had cash and cash equivalents of $15.1 million, working capital of $40.8 million, $7.1 million of letters of credit and $16.5 million of available capacity under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed. We were not required to test our covenants under our 2012 Credit Facility during the period. Had we been required to test our covenants, we would have failed at June 30, 2013.

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

Operating activities provided net cash of $3.7 million during the nine months ended June 30, 2013, as compared to $5.9 million of net cash used in the nine months ended June 30, 2012. We utilized a substantial portion of our inventory on hand, producing $2.9 million in net cash during the nine months ended June 30, 2013, compared to $8.1 million in net cash used to purchase inventory during the nine months ended June 30, 2012. This production of cash was partially offset by a significant reduction in billings in excess of costs during the nine months ended June 30, 2013.

Investing Activities

In the nine months ended June 30, 2013, net cash from investing activities used $1.2 million as compared to $1.2 million of net cash used by investing activities in the nine months ended June 30, 2012. Investing activities in the nine months ended June 30, 2013 was comprised primarily of $0.8 million used in conjunction with the Asset Purchase Agreement with the Acro Group within our Residential segment, expanding our solar division, combined with $0.3 million in capital expenditures. Investing activities in the nine months ended June 30, 2012 was entirely comprised of capital expenditures.

Financing Activities

Financing activities used net cash of $6.1 million in the nine months ended June 30, 2013 compared to $9.8 million used in the nine months ended June 30, 2012. Financing activities in the nine months ended June 30, 2013 included $5.0 million to repay the Tontine Term Loan and $0.4 million used to purchase treasury stock to satisfy payroll tax obligations. Financing activities in the nine months ended June 30, 2012 included an increase of $8.8 million in restricted cash to satisfy the requirements of our 2012 Credit Facility.

Bonding Capacity

At June 30, 2013, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of June 30, 2013, the expected cumulative cost to complete for projects covered by our surety providers was $49.5 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. On May 7, 2013, the Company entered into a new surety agreement with affiliates of Suremerica Surety Underwriting Services, LLC. For a description of the agreement, please refer to “Working Capital – Surety” above. For additional information on our surety arrangements, please refer to Note 11, “Commitments and Contingencies – Surety” in the Notes to our Consolidated Financial Statements.

CONTROLLING SHAREHOLDER

On July 21, 2011, Tontine filed an amended Schedule 13D indicating its ownership level of 57.4% of the Company’s outstanding common stock. While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, Tontine is party to a Registration Rights Agreement with the Company under which it has the ability, subject to certain restrictions, to demand registration of its shares in order to permit unrestricted sales of those shares. On February 20, 2013, pursuant to the Registration Rights Agreement, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed a shelf registration statement (as amended, the “Shelf Registration Statement”) to register Tontine’s shares. The Shelf Registration Statement was declared effective by the SEC on June 18, 2013. As long as the Shelf Registration Statement remains effective, Tontine will have the ability to resell any or all of its shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

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

On March 13, 2013, the Company announced the entry into the Agreement and Plan of Merger with MISCOR, which was amended by the First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013. As of July 24, 2013, Tontine beneficially owned 49.9% of the issued and outstanding shares of MISCOR common stock. Given Tontine’s significant holdings in both the Company and MISCOR, only the disinterested members of the IES Board of Directors voted on, and unanimously approved, the Merger Agreement. In addition, MISCOR established a special committee of independent directors that voted on and approved the Merger Agreement and recommended approval of the Merger Agreement by the MISCOR full board of directors. After receiving approval from the special committee, the disinterested members of the MISCOR board of directors unanimously approved the Merger Agreement. For a description of the proposed Merger with MISCOR, please refer to Note 1, “Business – Subsequent Events” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At June 30, 2013, $0.2 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At June 30, 2013, $6.9 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of June 30, 2013, we did not have any open purchase commitments.

Many of our customers require us to post performance and payment bonds issued by a surety. Those bonds guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under our bond. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf. In addition, we have in some cases agreed to assign to a surety as collateral to secure our obligations under the surety agreement, our rights, title and interest in, and all accounts receivable and related proceeds arising pursuant to, any contract bonded by the surety on our behalf and that, upon written demand, we will deposit with the surety, as additional collateral, an amount determined by the surety to be sufficient to discharge any claim made against surety on a bond issued on our behalf. To date, we have not incurred any costs to indemnify our sureties for expenses they incurred on our behalf.

As of June 30, 2013, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$1,226	$3,542	$—	$—	$4,768
Operating lease obligations	$976	$4,952	$1,865	$751	$8,544
Capital lease obligations	$79	$26	$—	$—	$105

Total	$2,281	$8,520	$1,865	$751	$13,417

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2013	2014	2015	Thereafter	Total
Standby letters of credit	$2,450	$4,602	$—	$—	$7,052
Other commitments	$—	$—	$—	$—	$—

Total	$2,450	$4,602	$—	$—	$7,052

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

The following table presents principal or notional amounts and related interest rates by fiscal year of maturity for our debt obligations at June 30, 2013 (Dollar amounts in thousands):

	2013	2014	2015	2016	2017		Total
Debt Obligations—Fixed Rate:
Capital Lease (22%)	$79	$26	$—	$—	$—	$	$105
Fair Value of Debt:
Fixed Rate	$75	$25	$—	$—	$—	$	$100

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of shares of IES common stock into which each share of MISCOR common stock will be convertible at the effective time of the Merger will be based on the Exchange Ratio, the denominator of which is the 60-day VWAP of IES common stock ending with the 15th business day prior to the closing date. As such, the number of shares of IES common stock constituting the Stock Consideration that MISCOR shareholders may elect to receive in the Merger will depend, in part, on the market value of IES common stock. The market price per share of IES common stock and MISCOR common stock will fluctuate between the date of this prospectus and the completion of the Merger. Therefore, IES stockholders cannot be sure of the number of shares of IES common stock that will be issued to the MISCOR shareholders in the Merger. In addition, because the Exchange Ratio will be determined using a period that ends fifteen business days prior to the closing date of the Merger, the number of shares of IES common stock to be issued will likely be different than it would be if the price on the closing date were to be used.

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

The Merger may not be completed on a timely basis or at all. Failure to complete the Merger could negatively impact the stock price and the future business and financial results of IES.

IES cannot assure you that the Merger Agreement will be adopted by the MISCOR shareholders, that the issuance of the shares of IES common stock will be approved by the IES stockholders, or that the other conditions to the completion of the Merger will be satisfied. In addition, both IES and MISCOR have the right to terminate the Merger Agreement under certain conditions. If the Merger is not completed, IES will not receive any of the expected benefits of the Merger and will be subject to risks and/or liabilities, including the following:

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

Any inability to realize the potential benefits of the Merger, as well as any delays in integration, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of IES common stock following the Merger.

Failure to retain key employees of MISCOR could adversely affect IES following the Merger.

IES’ performance following the Merger could be adversely affected if it is unable to retain certain key employees of MISCOR, which may adversely affect the value of IES common stock following the Merger. The loss of the services of one or more of these key employees, including Michael P. Moore, Marc Valentin and James I. DePew, could adversely affect IES’ future operating results because of their experience and knowledge of the business of MISCOR. IES does not currently have any agreements with MISCOR’s senior management regarding their continued employment following the Merger.

IES and MISCOR will incur substantial costs in connection with the Merger.

IES and MISCOR expect to incur a number of non-recurring transaction fees and other costs associated with completing the Merger and combining the operations of the two companies, including legal and accounting fees and potential expenses related to shareholder litigation. Based on current estimates, it is anticipated that aggregate fees and expenses incurred or expected to be incurred by IES, MISCOR and Merger Sub in connection with the Merger will total approximately $2 million. Many of these fees and expenses will be incurred regardless of whether the Merger is consummated. Additional unanticipated costs may also be incurred in the integration of the businesses of IES and MISCOR. If the total costs and indebtedness incurred in completing the Merger exceed estimates, the financial results of the combined company may be materially adversely affected, which may adversely affect the value of IES common stock following the Merger.

IES expects to incur additional debt in connection with the Merger, which could impact its financial condition and results of operations.

While IES’ obligation to complete the Merger is not conditioned upon its obtaining financing, IES expects to obtain financing to fund some or all of the cash component of the merger consideration, the repayment of outstanding MISCOR debt and the transaction expenses associated with the Merger (the “Merger Payments”). On April 10, 2013, IES entered into a commitment letter with Wells Fargo, pursuant to which Wells Fargo committed to provide IES, subject to the satisfaction of certain conditions precedent, a new amortizing term loan in a principal amount of up to $14 million under IES’ revolving credit facility with Wells Fargo (which we refer to as the Acquisition Term Loan). Proceeds of the new term loan will be used only to (i) fund Merger Payments, (ii) refinance IES’ existing $5 million term loan with Wells Fargo under its revolving credit facility, and (iii) as otherwise may be permitted by Wells Fargo. The commitment letter was amended on July 10, 2013 to extend its termination to October 31, 2013 to correspond to the termination date of the Merger Agreement as amended.

The final size and terms of the Acquisition Term Loan, as well as any draw made by IES thereunder, will depend on, among other things, IES’ liquidity at closing and its funding obligations in connection with the Merger Payments, including (i) the aggregate Cash Consideration to be paid to MISCOR shareholders in connection with the Merger and (ii) MISCOR’s debt outstanding at the closing date of the Merger. As of July 24, 2013, MISCOR’s Net Debt (for the 30-day period ending on that date), was approximately $5.994 million. MISCOR estimates that its Net Debt as of the Merger Consideration Determination Date could range from $7.300 million to $5.500 million. In order to finance some or all of the Merger Payments, IES expects to utilize its existing cash balances and incur incremental indebtedness of up to $10.0 million under the Acquisition Term Loan.

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

Subject to the considerations described above, IES’ total debt at closing is expected to be approximately $14.0 million.

Risks Related to Ownership of IES Common Stock Following the MISCOR Merger

The issuance of shares of IES common stock to MISCOR shareholders in the Merger will dilute the ownership interests of current IES stockholders.

After the Merger, each IES stockholder will have the same number of shares of IES common stock that the stockholder held immediately prior to the Merger. However, because IES will be issuing new shares of IES common stock to MISCOR shareholders in the merger, each share of IES common stock outstanding immediately prior to the Merger will represent a smaller percentage of the aggregate number of shares of IES common stock outstanding after the Merger, and current IES stockholders will own a significantly smaller percentage of the combined company than they currently own of IES. As a result, the relative percentage ownership interest of current IES stockholders with respect to earnings, voting, liquidation value, book value and market value will be reduced in proportion to the number of shares held by MISCOR shareholders who elect to receive Stock Consideration (as defined in the Merger Agreement) in the Merger and could be further reduced based on the final determination of the Exchange Ratio (as defined in the Merger Agreement) used to calculate the amount of Stock Consideration to be received by such shareholders. If the Merger fails to produce the results that IES and MISCOR anticipate, the acquisition may not be accretive to IES’ stockholders on a per share basis.

If the Merger Consideration Determination Date (as defined in the Merger Agreement) had occurred on July 24, 2013, current IES stockholders would own in the aggregate approximately 94.8% of the combined corporation (including the shares of IES common stock to be issued to Tontine in the Merger), based on the assumptions described in Note 3 to the Unaudited Pro Forma Condensed Combined Financial Statements beginning on page F-2 of Amendment No. 4 to IES’ Registration Statement on Form S-4 filed with the SEC on August 5, 2013 (the “Merger Registration Statement”), which assumptions will not be definitively determined until the Merger Consideration Determination, and assuming 15,105,846 shares of IES common stock outstanding immediately prior to the effective time of the Merger. Consequently, IES stockholders, as a general matter, will have less influence over the management and policies of IES than they currently exercise over the management and policies of IES. See Note 3 to the Unaudited Pro Forma Condensed Combined Financial Statements beginning on page F-2 of the Merger Registration Statement on Form S-4/A as filed on July 30, 2013, for further discussion of these assumptions and a sensitivity analysis related to the potential consideration that may be received by MISCOR shareholders.

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

Following the Merger, stockholders of IES and former stockholders of MISCOR will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current stockholders of IES and MISCOR may not wish to continue to invest in the additional operations of the combined company, or for other reasons may wish to dispose of some or all of their interests in the combined company. On February 21, 2013, pursuant to a registration rights agreement with Tontine, IES filed a shelf registration statement (as amended, the “Shelf Registration Statement”) to register all of Tontine’s shares of IES common stock. The Shelf Registration Statement was declared effective by the SEC on June 18, 2013. For so long as it remains effective, Tontine will have the ability to resell any or all of the shares of IES common stock included in the Shelf Registration Statement from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement. IES has received no indication from Tontine that it intends to resell any securities pursuant to the Shelf Registration Statement prior to the closing of the Merger, nor has Tontine made any such sale pursuant to the Shelf Registration Statement to date. If, following the Merger, large amounts of IES common stock are sold, the price of IES common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “Financial Statements and Supplementary Data” of this From 10-Q.

(b) Exhibits

2.1	Agreement and Plan of Merger, dated as of March 13, 2013, by and among, Integrated Electrical Services, Inc., MISCOR Group, Ltd. and IES Subsidiary Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 13, 2013)

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among, Integrated Electrical Services, Inc., MISCOR Group, Ltd. and IES Subsidiary Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 10, 2013)

3.1	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

	3.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

	3.3	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

	4.1	Tax Benefit Protection Plan Agreement by and between Integrated Electrical Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 28, 2013, including the forms of Certificate of Designation and of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

	10.1	Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2013)

*	31.1	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer

*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer

*	32.1	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer

*	32.2	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Schema Document

**	101.LAB	XBRL Label Linkbase Document

**	101.PRE	XBRL Presentation Linkbase Document

**	101.DEF	XBRL Definition Linkbase Document

**	101.CAL	XBRL Calculation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2013.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ ROBERT W. LEWEY
Robert W. Lewey
Senior Vice President and Chief Financial Officer