Form 10-Q/A
period 2013-06-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2014-01-06
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Integrated Electrical Services, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 12, 2013, for the sole purpose of refurnishing the Interactive Data File as Exhibit 101. The Interactive Data File furnished with the Form 10-Q included data reported in thousands of dollars without identifying the data as being reported on that basis.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

4.1 —	Tax Benefit Protection Plan Agreement by and between Integrated Electrical Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 28, 2013, including the forms of Certificate of Designation and of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

10.1 —	Agreement of Indemnity, dated May 7, 2013, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and XL Specialty Insurance Company, XL Reinsurance America, Inc. and Greenwich Insurance Company and their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2013)

*31.1 —	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer

*31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer

**32.1 —	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer

**32.2 —	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.CAL	XBRL Calculation Linkbase Document

*	Filed herewith.
**	Previously filed or furnished as an exhibit to the Integrated Electrical Services, Inc. Quarterly Report on Form 10–Q for the quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 6, 2014.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ JAMES M. LINDSTROM
James M. Lindstrom Chief Executive Officer and President

5