Form 10-K/A
period 2013-09-30
INTEGRATED ELECTRICAL SERVICES INC
filed 2014-01-06
CIK 1048268

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

EXPLANATORY NOTE

Integrated Electrical Services, Inc. is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on December 17, 2013, for the sole purpose of refurnishing the Interactive Data File as Exhibit 101. The Interactive Data File furnished with the Form 10-K included data reported in thousands of dollars without identifying the data as being reported on that basis, and included a typographical error in the disclosure of the aggregate market value of our voting stock held by non-affiliates.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

4.1 —	Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 18, 2008)

4.2 —	Tax Benefit Protection Plan Agreement by and between Integrated Electrical Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 28, 2013, including the forms of Certificate of Designation and of Rights Certificate and Summary of Stockholder Rights Plan attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013)

4.3 —	Registration Rights Agreement, dated May 12, 2006, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates and Southpoint Master Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

4.4 —	First Amendment to Registration Rights Agreement, dated September 11, 2007, by and among Integrated Electrical Services, Inc., Tontine Capital Partners, L.P. and certain of its affiliates. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on December 14, 2012)

10.1 —	Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc. and certain of its subsidiaries and affiliates in favor of Federal Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2006)

10.2 —	First Amendment, dated as of October 30, 2006, to the Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2006)

10.3 —	Third Amendment, dated May 1, 2007, to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.4 —	Fourth Amendment to the Restated Underwriting, Continuing Indemnity and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates.(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2007)

10.5 —	Rider to Add Principal/Indemnitor and Fifth Amendment, dated September 29, 2008, to Restated Underwriting, Continuing Indemnity, and Security Agreement, dated May 12, 2006, by Integrated Electrical Services, Inc., certain of its subsidiaries and Federal Insurance Company and certain of its affiliates. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008)

10.6 —	Agreement of Indemnity, dated May 7, 2010, by Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania and any and all of their affiliates, subsidiaries, successors and assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2010)

10.7 —	Amendment No. 1 to Agreement of Indemnity, dated August 16, 2012, between Integrated Electrical Services, Inc. and certain of its present and future subsidiaries and affiliates and Chartis Property Casualty Company, Chartis Insurance Company of Canada, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania, and any and all of their affiliates, subsidiaries, successors and assigns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2012)

10.8 —	Credit and Security Agreement, dated August 9, 2012, by and among Integrated Electrical Services, Inc. and its subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2012)

10.9 —	Joinder and First Amendment to Credit and Security Agreement, dated February 12, 2013, by and among Integrated Electrical Services, Inc. and its subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2013)

10.10 —	Joinder and Second Amendment to Credit and Security Agreement, dated September 13, 2013, by and among Integrated Electrical Services, Inc. and its subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2013)

10.11 —	Subcontract, dated June 17, 2009, by and between IES Commercial, Inc. and Manhattan Torcon A Joint Venture.(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009)

10.12 —	Letter Agreement, dated November 4, 2009, by and between Integrated Electrical Services, Inc., IES Commercial, Inc. and Manhattan Torcon A Joint Venture. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2009)

†10.13 —	Term Life Insurance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2007)

†10.14 —	Amended and Restated 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2007)

†10.15 —	Form of Phantom Share Award under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2007)

†10.16 —	Form of Stock Option Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 17, 2006)

†10.17 —	Amended and Restated Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2010)

†10.18 —	Annual Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 19, 2007)

†10.19 —	Amended and Restated 2009 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed December 15, 2008)

†10.20 —	Integrated Electrical Services, Inc. Long Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2009)

†10.21 —	Integrated Electrical Services, Inc. Executive Severance Benefit Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2012)

**21.1 —	Subsidiaries of the Registrant

**23.1 —	Consent of Ernst & Young LLP

*31.1 —	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer

*31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer

**32.1 —	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer

**32.2 —	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.CAL	XBRL Calculation Linkbase Document

†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
*	Filed herewith.
**	Previously filed or furnished as an exhibit to the Integrated Electrical Services, Inc. Annual Report on Form 10–K for the fiscal year ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 6, 2014.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ JAMES M. LINDSTROM
James M. Lindstrom Chief Executive Officer and President