Form 10-Q
period 2013-12-31
INTEGRATED ELECTRICAL SERVICES INC
filed 2014-02-10
CIK 1048268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

On February 10, 2014, there were 17,918,254 shares of common stock outstanding.

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

You should understand that the foregoing, as well as other risk factors discussed in this document, as well as the other risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. We undertake no obligation to publicly update or revise any information, including information concerning our controlling shareholder, net operating losses, restructuring efforts, borrowing availability, cash position, pro forma financial statements or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31,	September 30,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,253	$20,757
Accounts receivable:
Trade, net of allowance of $945 and $980, respectively	66,530	73,540
Retainage	16,498	17,473
Inventories	16,652	20,147
Costs and estimated earnings in excess of billings on uncompleted contracts	7,559	8,336
Prepaid expenses and other current assets	6,603	3,772

Total current assets	131,095	144,025

LONG-TERM RECEIVABLES, net of allowance	28	35
PROPERTY AND EQUIPMENT	10,141	10,414
GOODWILL	13,924	13,924
INTANGIBLE ASSETS	3,978	4,138
OTHER NON-CURRENT ASSETS	6,056	6,716

Total assets	$165,222	$179,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,529	$3,562
Accounts payable and accrued expenses	61,633	74,320
Billings in excess of costs and estimated earnings on uncompleted contracts	20,099	20,676

Total current liabilities	85,261	98,558

LONG-TERM DEBT, net of current maturities	9,333	10,210
LONG-TERM DEFERRED TAX LIABILITY	905	905
OTHER NON-CURRENT LIABILITIES	7,078	7,093

Total liabilities	102,577	116,766

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,203,379 and 18,203,379 shares issued and 17,918,254 and 17,944,322 outstanding, respectively	182	182
Treasury stock, at cost, 285,125 and 259,057 shares, respectively	(2,427)	(2,332)
Additional paid-in capital	174,649	174,514
Accumulated other comprehensive income	12	17
Retained deficit	(109,771)	(109,895)

Total stockholders’ equity	62,645	62,486

Total liabilities and stockholders’ equity	$165,222	$179,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands, Except Share Information)

	Three Months Ended December 31,
	2013	2012
Revenues	$120,079	$127,264
Cost of services	101,963	109,284

Gross profit	18,116	17,980
Selling, general and administrative expenses	17,572	14,922
Gain on sale of assets	(41)	(19)

Income from operations	585	3,077

Interest and other (income) expense:
Interest expense	518	607
Interest income	(1)	(12)
Other (income) expense, net	(196)	1,734

Interest and other expense, net	321	2,329

Income from continuing operations before income taxes	264	748
Provision (benefit) for income taxes	(1)	115

Net income from continuing operations	$265	$633

Discontinued operations (Note 17)
Loss from discontinued operations	(141)	(138)
Benefit for income taxes	—	(15)

Net loss from discontinued operations	(141)	(123)

Net income	$124	$510

Unrealized gain on interest hedge, net of tax	12	—
Comprehensive income	$136	$510

Earnings (loss) per share:
Continuing operations	$0.02	$0.04
Discontinued operations	$(0.01)	$(0.01)

Basic	$0.01	$0.03
Diluted earnings (loss) per share:
Continuing operations	$0.02	$0.04
Discontinued operations	$(0.01)	$(0.01)

Diluted	$0.01	$0.03
Shares used in the computation of earnings (loss) per share
Basic	17,817,254	14,801,903
Diluted	17,898,832	14,919,189

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTEGRATED ELECTRICAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124	$510
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	45	(138)
Deferred financing cost amortization	127	209
Depreciation and amortization	617	539
Loss (gain) on sale of assets	56	14
Non-cash compensation expense	200	492
Changes in operating assets and liabilities
Accounts receivable	7,050	3,378
Inventories	3,495	2,107
Costs and estimated earnings in excess of billings	777	149
Prepaid expenses and other current assets	(1,915)	(4,257)
Other non-current assets	510	199
Accounts payable and accrued expenses	(12,684)	2,426
Billings in excess of costs and estimated earnings	(577)	(2,325)
Other non-current liabilities	(24)	(11)

Net cash (used in) provided by operating activities	(2,199)	3,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(267)	(369)

Net cash used in investing activities	(267)	(369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(877)	(24)
Purchase of treasury stock	(161)	(346)
Change in restricted cash	—	(409)

Net cash used in financing activities	(1,038)	(779)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(3,504)	2,144
CASH AND CASH EQUIVALENTS, beginning of period	20,757	18,729

CASH AND CASH EQUIVALENTS, end of period	$17,253	$20,873

	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$264	$419
Cash paid for income taxes	$95	$62

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

(All Amounts in Thousands Except Share Amounts)

1. BUSINESS

Description of the Business

Integrated Electrical Services, Inc. is a holding company that owns and manages operating subsidiaries in business activities across a variety of end markets. Our operations are currently organized into four principal business segments, based upon the nature of our current products and services:

•	Communications – Nationwide provider of products and services for mission critical infrastructure, such as data centers, of large corporations.

•	Residential – Regional provider of electrical installation services for single-family housing and multi-family apartment complexes.

•	Commercial & Industrial – Provider of electrical design, construction, and maintenance services for commercial and industrial projects nationwide.

•	Infrastructure Solutions - Provider of industrial and rail services, and electrical and mechanical solutions to domestic and international customers. (This segment was created in connection with the acquisition of MISCOR Group, Ltd. (“MISCOR”))

The words “IES”, the “Company”, “we”, “our”, and “us” refer to Integrated Electrical Services, Inc. and, except as otherwise specified herein, to our wholly-owned subsidiaries.

Our Communications segment is a leading provider of network infrastructure products and services. Services offered include the design, installation and maintenance of network infrastructure for numerous industry groups. We provide design and installation of audio/visual, telephone, fire, wireless and intrusion alarm systems as well as design/build, service and maintenance of data network systems. We perform services across the United States from our ten offices, headquartered in Tempe, Arizona.

Our Residential segment provides electrical installation services for single-family housing and multi-family apartment complexes and CATV cabling installations for residential and light commercial applications. In addition to our core electrical construction work, the Residential segment provides services for the installation of residential solar power, smart meters, electric car charging stations and stand-by generators, both for new construction and existing residences. The segment is comprised of 24 locations, with headquarters in Houston, Texas. Residential locations geographically cover Texas, the Sun-Belt, and the Western and Mid-Atlantic regions of the United States, including Hawaii.

Our Commercial & Industrial segment offers a broad range of electrical design, construction, renovation, engineering and maintenance services to the commercial and industrial markets. The Commercial & Industrial segment consists of 18 locations, headquartered in Houston, Texas. Locations geographically cover Texas, Nebraska, Colorado, Oregon and the Mid-Atlantic region. Services include the design of electrical systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as contract maintenance. We focus on projects that require special expertise, such as design-and-build projects that utilize the capabilities of our in-house experts, or projects which require specific market expertise, such as transmission and distribution and power generation facilities. We also provide service, maintenance and renovation and upgrade work, which tends to be either recurring or have lower sensitivity to economic cycles, or both. We provide services for a variety of projects, including: high-rise residential and office buildings, power plants, manufacturing facilities, data centers, chemical plants, refineries, wind farms, solar facilities, municipal infrastructure and health care facilities, and residential developments. Our utility services consist of overhead and underground installation and maintenance of electrical and other utilities transmission and distribution networks, installation and splicing of high-voltage transmission and distribution lines, substation construction and substation and right-of-way maintenance. Our maintenance services generally provide recurring revenues that are typically less affected by levels of construction activity.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Related Party Transactions

On December 12, 2007, we entered into the Tontine Term Loan, with Tontine, which the Company terminated and prepaid in full in the second quarter of fiscal 2013. See Note 4, “Debt – The Tontine Term Loan,” for further discussion.

On March 29, 2012, we entered into a sublease agreement with Tontine Associates, LLC, an affiliate of Tontine Capital Partners, L.P. (together with its affiliates “Tontine”), for corporate office space in Greenwich, Connecticut. The lease extends from April 1, 2012 through March 31, 2014, with monthly payments due in the amount of $6. The lease has terms at market rates and payments by the Company are at a rate consistent with that paid by Tontine Associates, LLC to its landlord. See also Note 2, “Controlling Shareholder,” for further discussion.

Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of IES and its wholly-owned subsidiaries, and have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. These interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America, and should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (the “SEC”) in our Annual Report on Form 10-K for the year ended September 30, 2013. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report include all known accruals and adjustments necessary for a fair statement of the results of operations for the periods reported herein. All such adjustments are of a normal recurring nature.

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

We estimate the fair value of our investment in EnerTech Capital Partners II L.P. (“EnerTech”) (Level 3) using quoted market prices for underlying publicly traded securities, and estimated enterprise values determined using cash flow projections and market multiples of the underlying non-public companies. For additional information on our investment in EnerTech, please refer to Note 9, “Securities and Equity Investments”.

For a detailed discussion of financial assets and liabilities measured at fair value on a recurring basis, please refer to Note 11, “Fair Value Measurements” in the Notes to these Consolidated Financial Statements.

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

Inventories

Inventories generally consist of raw materials, work in process, finished goods, and parts and supplies held for use in the ordinary course of business. Inventory is valued at the lower of cost or market generally using the historical average cost or first-in, first-out (FIFO) method. When circumstances dictate, we write down inventory to its estimated realizable value based on assumptions about future demand, market conditions, plans for disposal, and physical condition of the product. Where shipping and handling costs to receive materials are borne by us, these charges are included in inventory and charged to cost of services upon use in our projects or the providing of services.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Seasonality and Quarterly Fluctuations

Results of operations from our Residential construction segment are seasonal, depending on weather trends, with typically higher revenues generated during spring and summer and lower revenues during fall and winter. The Communications, Commercial & Industrial, and Infrastructure Solutions segments of our business are less subject to seasonal trends, as work in these segments generally is performed inside structures protected from the weather. Our service and maintenance business is generally not affected by seasonality. In addition, the construction industry has historically been highly cyclical. Our volume of business may be adversely affected by declines in construction projects resulting from adverse regional or national economic conditions. Quarterly results may also be materially affected by the timing of new construction projects. Results for our Infrastructure Solutions segment may be affected by the timing of scheduled outages at our customers’ facilities. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

New Accounting Pronouncements

In February 2013, the FASB issued accounting guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance sets forth new disclosure requirements for items reclassified from accumulated other comprehensive income by requiring disclosures for both the changes in accumulated other comprehensive income by component and where the significant items reclassified from accumulated other comprehensive income are classified in the Statements of Consolidated Comprehensive Income. See Note 7, “Other Comprehensive Income”, for further discussion.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

2. CONTROLLING SHAREHOLDER

At December 31, 2013, Tontine Capital Partners, L.P. together with its affiliates (collectively “Tontine”) was the controlling shareholder of the Company’s common stock. Accordingly, Tontine has the ability to exercise significant control over our affairs, including the election of directors and any action requiring the approval of shareholders.

While Tontine is subject to restrictions under federal securities laws on sales of its shares as an affiliate, pursuant to a Registration Rights Agreement between Tontine and the Company, Tontine delivered a request to the Company for registration of all of its shares of IES common stock, and on February 21, 2013, the Company filed a shelf registration statement to register Tontine’s shares (as amended, the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the SEC on June 18, 2013. As long as the Shelf Registration Statement remains effective, Tontine has the ability to resell any or all of its shares from time to time in one or more offerings, as described in the Shelf Registration Statement and in any prospectus supplement filed in connection with an offering pursuant to the Shelf Registration Statement.

Should Tontine sell or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses (“NOLs”) for federal and state income tax purposes. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that is designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. For additional information on the NOL Rights Plan, please see our Current Report on Form 8-K, filed with the SEC on January 28, 2013. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our credit facility, bonding agreements with our sureties and certain employment contracts with certain officers and employees of the Company.

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

The facilities directly affected by the 2011 Restructuring Plan were in several locations throughout the country, including Arizona, Florida, Iowa, Massachusetts, Louisiana, Nevada and Texas. These facilities were selected due to business prospects at that time and the extended time frame needed to return the facilities to a profitable position. Closure costs associated with the 2011 Restructuring Plan included equipment and facility lease termination expenses, incremental management consulting expenses and severance costs for employees. The Company has completed the wind down of these facilities with minimal completion remaining. As part of our restructuring charges reported within discontinued operations for our Commercial & Industrial segment we recognized zero and $(4) in severance charges; zero and $47 in consulting services; and zero in costs related to lease terminations for the three months ended December 31, 2013 and 2012, respectively. Charges related to the 2011 Restructuring Plan in our fiscal year ended 2014 are expected to be immaterial.

The 2011 Restructuring Plan pertains only to our Commercial & Industrial segment. The following table summarizes the activities related to our restructuring activities by component:

	Severance Charges	Lease Termination & Other Charges	Total
Restructuring liability at September 30, 2013	$115	$160	$275
Cash payments made	(58)	(19)	(77)

Restructuring liability at December 31, 2013	$57	$141	$198

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

4. DEBT

Debt consists of the following:

	December 31,	September 30,
	2013	2013
Wells Fargo Term Loan, paid in installments thru Aug 9, 2016	$12,833	$13,708
Capital leases and other	29	64

Total debt	12,862	13,772
Less — Short-term debt and current maturities of long-term debt	(3,529)	(3,562)

Total long-term debt	$9,333	$10,210

Future payments on debt as of December 31, 2013 are as follows:

	Capital Leases and Other	Term Debt	Total
2014	$27	$2,625	$2,652
2015	2	3,500	3,502
2016	—	6,708	6,708

Total	$29	$12,833	$12,862

For the three months ended December 31, 2013 and 2012, we incurred interest expense of $518 and $607, respectively.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30,000 revolving credit facility (the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) with a maturity date of August 9, 2015, unless earlier terminated. We have entered into two amendments to the 2012 Credit Facility. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility (the “Amendment”), to extend the term to August 9, 2016, add IES Renewable Energy, LLC as a borrower, and provide for a term loan (the “Wells Fargo Term Loan”). On September 13, 2013, we entered into an amendment of the 2012 Credit Facility (the “Second Amendment”), which amended the Wells Fargo Term Loan, removed the requirement to cash collateralize our outstanding letters of credit, and added IES Subsidiary Holdings Inc., Magnetech Industrial Services, Inc., and HK Engine Components, LLC, as borrowers.

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. The 2012 Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our Liquidity (defined as the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability (as defined in the Credit Facility)) or Excess Availability fall

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

below stipulated levels. The Second Amendment provided for tiered thresholds. Through December 31, 2013, our Liquidity could not fall below $15,000. Thereafter, our Liquidity must not fall below $20,000. Additionally, our Excess Availability must not fall below $5,000. As of December 31, 2013, our Liquidity was in excess of $15,000 and Excess Availability was in excess of $5,000; had we not met these thresholds at December 31, 2013, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

At December 31, 2013, we had $5,811 available to us under the 2012 Credit Facility, $6,660 in outstanding letters of credit with Wells Fargo and no outstanding borrowings.

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

The Tontine Term Loan

On December 12, 2007, we entered into the Tontine Term Loan, a $25,000 senior subordinated loan agreement, with Tontine, which the Company terminated and prepaid in full in the second quarter of fiscal 2013, as further described below.

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

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. Amortization of this equipment for the three months ended December 31, 2013 and 2012 was $22 and $ 46, respectively, and is included in depreciation expense in the accompanying statements of comprehensive income.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table reconciles the components of the basic and diluted earnings (loss) per share for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
Numerator:
Net earnings from continuing operations attributable to common shareholders	$264	$623
Net earnings from continuing operations attributable to restricted shareholders	1	10

Net earnings from continuing operations	$265	$633

Net loss from discontinued operations attributable to common shareholders	$(141)	$(123)

Net loss from discontinued operations	$(141)	$(123)

Net earnings attributable to common shareholders	$123	$500
Net earnings attributable to restricted shareholders	1	10

Net earnings	$124	$510

Denominator:
Weighted average common shares outstanding — basic	17,817,254	14,801,903
Effect of dilutive stock options and non-vested restricted stock	81,578	117,286

Weighted average common and common equivalent shares outstanding — diluted	17,898,832	14,919,189

Basic earnings (loss) per share:
Basic earnings per share from continuing operations	$0.02	$0.04
Basic loss per share from discontinued operations	$(0.01)	$(0.01)

Basic earnings per share	$0.01	$0.03
Diluted earnings (loss) per share:
Diluted earnings per share from continuing operations	$0.02	$0.04
Diluted loss per share from discontinued operations	$(0.01)	$(0.01)

Diluted earnings per share	$0.01	$0.03

For the three months ended December 31, 2013 and 2012, 150,000 and zero stock options, respectively, were excluded from the computation of fully diluted earnings per share because the exercise prices of the options were greater than the average price of our common stock.

6. OPERATING SEGMENTS

We manage and measure performance of our business in four distinct operating segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer. For a description of our operating segments, please refer to Note 1, “Business – Description of the Business”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1, “Business”. We evaluate performance based on income from operations of the respective business units prior to the allocation of Corporate office expenses. Transactions between segments are eliminated in consolidation. Our Corporate office provides general and administrative as well as support services to our four operating segments. Management allocates costs between segments for selling, general and administrative expenses and depreciation expense.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Segment information for the three months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended December 31, 2013
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$24,591	$41,212	$41,230	$13,046	$—	$120,079
Cost of services	20,659	33,794	37,316	10,194	—	101,963

Gross profit	3,932	7,418	3,914	2,852	—	18,116
Selling, general and administrative	2,982	6,481	3,480	2,387	2,242	17,572
Loss (gain) on sale of assets	—	(40)	(4)	3	—	(41)

Income (loss) from operations	$950	$977	$438	$462	$(2,242)	$585

Other data:
Depreciation and amortization expense	$100	$123	$67	$242	$85	$617
Capital expenditures	7	5	55	54	115	236
Total assets	$22,006	$34,670	$46,372	$27,817	$34,357	$165,222

	Three Months Ended December 31, 2012
	Communications	Residential	Commercial & Industrial	Infrastructure Solutions	Corporate	Total
Revenues	$40,119	$36,005	$51,140	$—	$—	$127,264
Cost of services	32,887	29,899	46,498	—	—	109,284

Gross profit	7,232	6,106	4,642	—	—	17,980
Selling, general and administrative	3,558	5,228	3,736	—	2,400	14,922
Loss (gain) on sale of assets	1	(9)	(11)	—	—	(19)

Income (loss) from operations	$3,673	$887	$917	$—	$(2,400)	$3,077

Other data:
Depreciation and amortization expense	$87	$95	$57	$—	$300	$539
Capital expenditures	41	26	13	—	—	80
Total assets	$34,072	$31,914	$54,436	$—	$44,736	$165,158

7. OTHER COMPREHENSIVE INCOME

For the three months ended December 31, 2013, changes in other comprehensive income by component, net of tax, are detailed below, and represent net gains (losses) on our cash flow hedge.

Balance at September 30, 2013	$17
Other comprehensive income before reclassifications	1
Amounts reclassified from accumulated other comprehensive income	(6)

Balance at at December 31, 2013	$12

Amounts reclassified from accumulated other comprehensive income, net of tax, were reported in interest expense in our consolidated statements of comprehensive income.

8. STOCKHOLDERS’ EQUITY

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Treasury Stock

During the three months ended December 31, 2013, we repurchased 33,568 common shares from our employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock issued under the 2006 Equity Incentive Plan. We issued 7,500 shares out of treasury stock under our share-based compensation programs for restricted shares granted.

Restricted Stock

Restricted Stock Awards:

Fiscal Year	Shares Granted	Weighted Average Fair Value at Date of Grant	Shares Vested	Shares Forfeited	Shares Outstanding	Expense recognized through December 31, 2013
2006	384,850	$24.78	258,347	126,503	—	$6,402
2006	25,000	17.36	25,000	—	—	434
2007	20,000	25.08	20,000	—	—	502
2007	4,000	26.48	4,000	—	—	106
2008	101,650	19.17	85,750	15,900	—	1,779
2009	185,100	8.71	146,400	38,700	—	1,344
2010	225,486	3.64	147,456	78,030	—	495
2011	320,000	3.39	240,129	73,205	6,666	816
2012	107,500	2.07	69,167	—	38,333	160
2013	12,500	5.00	4,167	—	8,333	24
2014	7,500	4.60	—	—	7,500	1

During the three months ended December 31, 2013 and 2012, we recognized $104 and $91, respectively, in compensation expense related to these restricted stock awards. At December 31, 2013, the unamortized compensation cost related to outstanding unvested restricted stock was $147. We expect to recognize $93 of this unamortized compensation expense during the remaining nine months of our 2014 fiscal year and $54 thereafter. A summary of restricted stock awards for the years ended September 30, 2013 and 2012 and the three months ended December 31, 2013 is provided in the table below:

	Three Months Ended	Years Ended September 30,
	December 31, 2013	2013	2012
Unvested at beginning of year	159,246	257,826	376,200
Granted	7,500	12,500	107,500
Vested	(105,914)	(111,080)	(192,973)
Forfeited	—	—	(32,901)

Unvested at end of period	60,832	159,246	257,826

Phantom Stock Units

Phantom stock units (“PSUs”) are primarily granted to the members of the Board of Directors as part of their overall compensation. These PSUs are paid via unrestricted stock grants to each director upon their departure from the Board of Directors. We record compensation expense for the full value of the grant on the date of grant. For the three months ended December 31, 2013 and 2012, we recognized $36 and $36 in compensation expense related to these grants.

From time to time, PSUs are granted to employees. These PSUs are paid via unrestricted stock grants to each employee upon the satisfaction of the grant terms. We record compensation expense for the PSUs granted to employees over the grant vesting period. For the three months ended December 31, 2013 and 2012, we recognized zero and $363 in compensation expense related to these grants.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Stock Options

We utilized a binomial option pricing model to measure the fair value of stock options granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free rate of return, and actual and projected employee stock option exercise behaviors. The expected life of stock options is not considered under the binomial option pricing model that we utilize. No options were granted in the three month period ended December 31, 2013. The assumptions used in the fair value method calculation for the years ended 2013 and 2012 are disclosed in the following table:

	Years Ended September 30,
	2013	2012
Weighted average value per option granted during the period	$3.43	N/A
Dividends (1)	$—	N/A
Stock price volatility (2)	66.6%	N/A
Risk-free rate of return	0.9%	N/A
Option term	10.0 years	N/A
Expected life	6.0 years	N/A
Forfeiture rate (3)	10.0%	N/A

(1)	We do not currently pay dividends on our common stock.
(2)	Based upon the Company’s historical volatility.
(3)	Based upon the company’s historical data.

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

The following table summarizes activity under our stock option plans.

		Weighted Average
	Shares	Exercise Price
Outstanding, September 30, 2011	20,000	$3.24
Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2012	20,000	$3.24
Options granted	150,000	5.76
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, September 30, 2013	170,000	$5.46

Options granted	—	—
Exercised	—	—
Forfeited and Cancelled	—	—

Outstanding, December 31, 2013	170,000	$5.46

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table summarizes options outstanding and exercisable at December 31, 2013:

Exercise Prices	Outstanding as of December 31, 2013	Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of December 31, 2013	Weighted-Average Exercise Price
$3.24	20,000	7.55	$3.24	13,333	$3.24
$5.76	150,000	9.33	$5.76	—	$—

	170,000		$5.46	13,333	$3.24

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

During the three months ended December 31, 2013 and 2012, we recognized $62 and $3, respectively, in compensation expense related to our stock option awards. At December 31, 2013, the unamortized compensation cost related to outstanding unvested stock options was $317. We expect to recognize $182 of this unamortized compensation expense during the remaining nine months of our 2014 fiscal year and $135 thereafter.

The intrinsic value of stock options outstanding and exercisable was $33 and $31 at December 31, 2013 and 2012, respectively. The intrinsic value is calculated as the difference between the fair value as of the end of the period and the exercise price of the stock options.

9. SECURITIES AND EQUITY INVESTMENTS

Investment in EnerTech

In April 2000, we committed to invest up to $5,000 in EnerTech. As of September 30, 2009, we fulfilled our $5,000 investment under this commitment. As our investment is 2.21% of the overall ownership in EnerTech at December 31, 2013 and September 30, 2013, we account for this investment using the cost method of accounting. EnerTech’s investment portfolio from time to time results in unrealized losses reflecting a possible, other-than-temporary, impairment of our investment. The carrying value of our investment in EnerTech at December 31, 2013 and September 30, 2013 was $919.

The following table presents the reconciliation of the carrying value and unrealized gains to the fair value of the investment in EnerTech as of December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013
Carrying value	$919	$919
Unrealized gains	129	138

Fair value	$1,048	$1,057

At each reporting date, the Company performs evaluations of impairment for this investment to determine if any unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on liquidity needs, asset and liability management objectives and securities portfolio objectives. Based on the results of this evaluation, we believe the unrealized gain at December 31, 2013 indicated our investment was not impaired.

On December 31, 2013, EnerTech’s general partner, with the consent of the fund’s investors, extended the fund through December 31, 2014. The fund will terminate on this date unless extended by the fund’s valuation committee. The fund may be extended for another one-year period through December 31, 2015 with the consent of the fund’s valuation committee.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

10. EMPLOYEE BENEFIT PLANS

401(k) Plan

In November 1998, we established the Integrated Electrical Services, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”). All full-time IES employees are eligible to participate on the first day of the month subsequent to completing sixty days of service and attaining age twenty-one. Participants become vested in our matching contributions following three years of service. After suspending Company matching under the 401(k) Plan in February 2009, we reinstated the employee match in March of 2013. We recognized $65, and zero, respectively in matching expenses as of December 31, 2013 and 2012.

Infrastructure Solutions has two 401(k) plans. The first provides for employees covered by collective bargaining agreements and has no provision for employer contributions. The second provides for employees outside collective bargaining agreements and has a provision for employer contributions. We recognized $19 in matching expense during the three months ended December 31, 2013.

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

Post Retirement Benefit Plans

Certain individuals at one of the Company’s locations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a ten year period following retirement or, in some cases, the attainment of 62 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, which increases by 10% per annum until benefits are fully vested after 15 years of service. We had an unfunded benefit liability of $844 and $833 recorded as of December 31, 2013 and 2012, respectively.

Multiemployer Pension Plan

Infrastructure Solutions participates in a multiemployer direct benefit pension plan for employees covered under our collective bargaining agreement. We do not administer the plan. We do not significantly participate in this plan. As of December 31, 2012, this plan was funded at 84.9%.

11. FAIR VALUE MEASUREMENTS

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

We estimate the fair value of our interest rate swap agreement with Wells Fargo to be $12 at December 31, 2013, using Level 2 inputs, including an estimated market valuation from Wells Fargo Bank. For additional information, please see Note 15, “Derivative Instruments.”

We estimate the fair value of the contingent consideration related to the acquisition of certain assets from the Acro Group to be $30 at December 31, 2013, using Level 3 inputs, including a discounted revenue projection. The fair value of this contingent liability will vary depending on actual revenues earned. For additional information, please see Note 16, “Business Combinations — Acquisition of Certain Assets from the Acro Group.”

We estimate the fair value of our unfavorable MISCOR leases to be $(461), using Level 2 inputs, including estimated market valuation including market rates from comparable properties. For additional information, please see Note 16, “Business Combinations — Acquisition of MISCOR.”

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, are summarized in the following table by the type of inputs applicable to the fair value measurements:

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Executive savings plan assets	$619	$619	$—	$—
Executive savings plan liabilities	(506)	(506)	—	—
Interest rate swap agreement	12	—	12	—
Contingent consideration agreement	(30)	—	—	(30)
Unfavorable acquired leases	(461)	—	(461)	—

Total	$(366)	$113	$(449)	$(30)

The table below presents a reconciliation of the fair value of our contingent consideration obligation, which uses significant unobservable inputs (Level 3).

Contingent Consideration Agreement
Fair Value at September 30, 2013	$95
Issuances	—
Settlements	—
Adjustments to Fair Value	(65)

Fair Value at December 31, 2013	$30

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

12. INVENTORY

Inventories consist of the following components:

	December 31,	September 30,
	2013	2013
Raw materials	$2,611	$2,389
Work in process	3,180	3,519
Finished goods	1,368	1,545
Parts and supplies	9,493	12,694

Total inventories	$16,652	$20,147

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2013
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks/trade names	Indefinite	$1,200	$—	$1,200
Technical library	20	400	6	394
Customer relationships	6.3	2,100	134	1,966
Order backlog	0.4	350	350	—
Covenants not to compete	3.0	140	39	101
Developed technology	4.0	400	83	317

Total		$4,590	$612	$3,978

Amortization of intangible assets was $134 for the three months ended December 31, 2013. Our future amortization expense for years ended September 30, is as follows:

Year Ended September 30,
January 1 - September 30, 2014	$339
2015	499
2016	471
2017	398
2018	358
Thereafter	713

Total	$2,778

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

14. COMMITMENTS AND CONTINGENCIES

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

In addition to the on-site clean-up, the EPA has selected approximately 50 PRPs to which it sent a Special Notice Letter in late 2008 to organize the clean-up of soils off site and address contamination of groundwater and other miscellaneous off-site issues. We were not a recipient of that letter. On January 8, 2013, the EPA held a meeting with those PRPs as well as others that were not recipients of the letter to discuss potential settlement of its costs associated with the site. The Company was invited to attend this meeting and asked to confirm whether it would participate in settlement discussions, which the Company confirmed. The Company intends to present to the EPA the evidence developed in litigation to support the argument that the Company did not contribute PCB contamination to the site. The Company has tendered a demand for indemnification to the former owner of the acquired corporation that may have transacted business with the facility. As of December 31, 2013, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

Hamilton Wage and Hour

The Company is a defendant in three wage-and-hour suits seeking class action certification that were filed between August 29, 2012 and June 24, 2013, in the U.S. District Court for the Eastern District of Texas. Each of these cases is among several others filed by Plaintiffs’ attorney against contractors working in the Port Arthur, Texas Motiva plant on various projects over the last few years. The claims are based on alleged failure to compensate for time spent bussing to and from the plant, donning safety wear and other activities. It does not appear the Company will face significant exposure for any unpaid wages. In a separate earlier case based on the same allegations, a federal district court ruled that the time spent traveling on the busses is not compensable. On January 11, 2013, the U.S. Court of Appeals for the Fifth Circuit upheld the district court’s ruling finding no liability for wages for time spent bussing into the facility, and on October 8, 2013, the U.S. Supreme Court declined to review plaintiffs’ appeal of the Fifth Circuit dismissal of their claims for compensation for time spent bussing to the facility, effectively reducing the Company’s risk of liability on this issue in its cases. Our investigation indicates that all claims for time spent on other activities either were inapplicable to the Company’s employees or took place during times for which the Company’s employees were compensated. We have filed responsive pleadings and, following initial discovery, are positioning the cases to obtain a dismissal of all claims. As of December 31, 2013, we have not recorded a reserve for this matter, as we believe the likelihood of our responsibility for damages is not probable and a potential range of exposure is not estimable.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

Risk-Management

We retain the risk for workers’ compensation, employer’s liability, automobile liability, general liability and employee group health claims, as well as pollution coverage, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Our general liability program provides coverage for bodily injury and property damage. Losses up to the deductible amounts are accrued based upon our known claims incurred and an estimate of claims incurred but not reported. As a result, many of our claims are effectively self-insured. Many claims against our insurance are in the form of litigation. At December 31, 2013, we had $4,873 accrued for insurance liabilities. We are also subject to construction defect liabilities, primarily within our Residential segment. As of December 31, 2013, we had $432 reserved for these claims.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral. This is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2013, $6,347 of our outstanding letters of credit were utilized to collateralize our insurance program.

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

As of December 31, 2013, the estimated cost to complete our bonded projects was approximately $55,195. We evaluate our bonding requirements on a regular basis, including the terms offered by our sureties. We believe the bonding capacity presently provided by our current sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2013, we had cash totaling $500 to collateralize our obligations to certain of our previous sureties (as is included in Other Non-Current Assets in our Consolidated Balance Sheet). Posting letters of credit in favor of our sureties reduces the borrowing availability under our 2012 Credit Facility.

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

Other Commitments and Contingencies

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2013, $313 of our outstanding letters of credit were to collateralize our vendors.

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

On March 8, 2013, the Company issued a notice of acceleration of the promissory notes signed by the two mining companies, and subsequently filed suit to enforce the acceleration and to domesticate the agreed judgment against the surety and its owner in Virginia. Following these actions, the surety entered into an amended agreement with the Company which provided for payment of $300, which was received on June 24, 2013, and additional monthly installments with final payment due June 30, 2014. As of the filing of this report on Form 10-Q, the Company had received installment payments totaling $550. The defendants have defaulted on payments due in November 2013, December 2013 and January 2014. The defendants have indicated that they are pursuing financing and expect to become current on all payments due in the near term. In the meantime, the Company expects to reinstate legal actions targeted at recovering the full amount due. The extent of recovery of the remaining balance, if any, cannot be determined. However, the possibility of a partial or full recovery exists, particularly if the defendants are successful in obtaining financing. We have classified the $550 received as of December 31, 2013 as other income within our Consolidated Statements of Comprehensive Income. Any subsequent recovery will be included in other income.

From time to time, we may enter into firm purchase commitments for materials such as copper or aluminum wire which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specific intervals at a fixed price over the term. As of December 31, 2013, we had no such open purchase commitments.

15. DERIVATIVE INSTRUMENTS

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

Our derivative instrument is held at fair value on our consolidated balance sheet. Related cash flows are recorded as operating activities on the consolidated statement of cash flows. Gains and losses related to this derivative instrument are recognized within other comprehensive income. As of December 31, 2013, the interest rate swap agreement was 100% effective, as interest for both the Wells Fargo Term Loan and interest rate swap agreement were calculated utilizing the Daily Three Month LIBOR rate on the same principal basis.

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The following table presents the gross fair value of our interest rate swap derivative, and the line items where it appears on our consolidated balance sheet:

	December 31,	September 30,
	2013	2013
Assets
Prepaid expenses and other current assets	$12	$17
Stockholder’s equity	$12	$17
Accumulated other comprehensive income

16. BUSINESS COMBINATION

Acquisition of Certain Assets from the Acro Group

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

Total consideration received by the Acro Group for the Acquired Assets consisted of (i) IES Residential’s release of the Accounts Receivable Balance, (ii) payment by IES Renewable to the Acro Group of a percentage of future gross revenue generated from the Acquired Assets in an amount not to exceed $2,000 over the 12-month period beginning the first full month following the Closing Date, subject to certain reductions as described in the Asset Purchase Agreement, and (iii) $828 representing amounts paid by IES Residential, to the Acro Group to fund certain of its operating expenses between January 4, 2013 and the Closing Date.

Purchase price and fair value of assets acquired and liabilities assumed

The Company accounted for the transaction under the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3). These Level 3 fair value assessments were measured based on a third party valuation, utilizing methodologies including discounted cash flow, replacement cost, and excess earnings. The total purchase price was allocated to the tangible assets and separately identifiable intangible assets acquired and liabilities assumed based on their fair values on the Closing Date.

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

Acquisition of MISCOR

On September 13, 2013 we completed the acquisition of 100% of the voting equity interests of MISCOR Group, Ltd. (“MISCOR”), a provider of maintenance and repair services including engine parts and components to the industrial and rail services. MISCOR operates in locations in Indiana, Alabama, Ohio, West Virginia, Maryland, and California. Following the consummation of the transaction, MISCOR represents the sole component of our Infrastructure Solutions segment.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

IES Common Shares (2,795,577)	$11,853
Cash purchase consideration	4,364

Total consideration transferred	$16,217

Total estimate of consideration expected to be transferred	$16,217
Fair value of assets acquired and liabilities assumed:
Trade receivables	$4,925
Prepaids	532
Inventory	7,530
Property and equipment	5,355
Customer relationships	2,100
Technical library	400
Trade names	1,200
Other assets	552
Trade payables	(4,143)
Accrued liabilities	(2,016)
Term loan	(5,511)

Goodwill: (a)	$5,293

(a)	Although this goodwill is not deductible for tax purposes, we acquired tax basis of $10.0 million in goodwill and intangible assets recognized by MISCOR prior to our purchase agreement with them. The deferred tax asset associated with the basis is fully offset by a corresponding valuation allowance. No value was assigned in the purchase price allocation above to the original intangible assets recognized by MISCOR prior to our purchase agreement.

Unaudited Pro Forma Information – 2013 Acquisitions

The following unaudited supplemental pro forma results of operations include the results of each MISCOR and the assets acquired from the Acro Group acquired during the year ended September 30, 2013, described above as if each had been consolidated as of October 1, 2011, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond IES’s control.

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

INTEGRATED ELECTRICAL SERVICES, INC.

Notes to Consolidated Financial Statements

(All Amounts in Thousands Except Share Amounts)

The supplemental pro forma results of operations for the years ended September 30, 2013 and 2012, as if the assets of Acro Group had been acquired and the acquisition of MISCOR had been completed on October 1, 2011, are as follows:

	Unaudited
	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
Revenues	$120,079	$142,002
Net income from continuing operations	$265	$729

17. DISCONTINUED OPERATIONS

In 2011, we initiated the closure of all or portions of our Commercial & Industrial and Communications facilities in Arizona, Florida, Iowa, Louisiana, Maryland, Massachusetts, Nevada and Texas. These facilities were a key aspect of our commitment to return the Company to profitability and selected based on their current business prospects and the extended time frame needed to return the facilities to a profitable position. From the time of identification through December 31, 2013, we have sub-leased or terminated our lease contracts for leased facilities. We have satisfied substantially all of our contracts through either the subcontracting or self-performance. We have completed the wind down of these facilities as of December 31, 2013. Results from operations of these facilities for the three months ended December 31, 2013 and 2012 are presented in our Consolidated Statements of Comprehensive Income as discontinued operations.

The components of the results of discontinued operations for these facilities are as follows:

	Three Months Ended December 31,
	2013	2012
Revenues	$58	$516
Cost of services	117	450

Gross profit	(59)	66
Selling, general and administrative	82	161
Restructuring charge	—	43

Loss from discontinued operations	(141)	(138)
(Benefit) provision for income taxes	—	(15)

Net loss from discontinued operations	$(141)	$(123)

Included in the Consolidated Balance Sheets at December 31, 2013 and September 30, 2013 are the following major classes of assets and liabilities associated with discontinued operations:

	December 31, 2013	September 30, 2013
Assets of discontinued operations:
Current	$714	$1,123
Liabilities of discontinued operations:
Current	$636	$889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto, set forth in Item 8,“Financial Statements and Supplementary Data” of our Annual Report on Form 10-K/A for the year ended September 30, 2013. For additional information, see “Disclosure Regarding Forward Looking Statements” in Part I of our Annual Report on Form 10-K/A for the year ended September 30, 2013.

OVERVIEW

Executive Overview

Please refer to Item 1. “Business” of our Annual Report on Form 10-K/A for the year ended September 30, 2013 for a discussion of the Company’s services and corporate strategy. Integrated Electrical Services, Inc., a Delaware corporation, is a holding company that owns and manages diverse operating subsidiaries, comprised of providers of industrial products and infrastructure services to a variety of end markets. Our operations are currently organized into four principal business segments: Communications, Residential, Commercial & Industrial, and Infrastructure Solutions.

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

	Three Months Ended December 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenues	$120,079	100.0%	$127,264	100.0%
Cost of services	101,963	84.9%	109,284	85.9%

Gross profit	18,116	15.1%	17,980	14.1%
Selling, general and administrative expenses	17,572	14.6%	14,922	11.7%
Gain on sale of assets	(41)	0.0%	(19)	0.0%
Net income from operations	585	0.5%	3,077	2.4%

Interest and other (income) expense, net	321	0.3%	2,329	1.8%

Income from operations before income taxes	264	0.2%	748	0.6%
Provision (benefit) for income taxes	(1)	0.0%	115	0.1%

Net income from continuing operations	265	0.2%	633	0.5%

Net loss from discontinued operations	(141)	(0.1)%	(138)	(0.1)%
(Benefit) provision for income taxes	—	0.0%	(15)	0.0%

Net loss from discontinued operations	(141)	(0.1)%	(123)	(0.1)%

Net income	$124	0.1%	$510	0.4%

Consolidated revenues for the three months ended December 31, 2013 were $7.2 million lower than for the three months ended December 31, 2012, a decrease of 5.6%. Revenues decreased at our Communications and Commercial & Industrial segments. These decreases were partly offset by growth within our Residential segment. Additionally, Infrastructure Solutions contributed $13.0 million in revenues for the three months ended December 31, 2013.

Our overall gross profit percentage increased to 15.1% during the three months ended December 31, 2013 as compared to 14.1% during the three months ended December 31, 2012. However, the gross profit percentage for our existing businesses, excluding the Infrastructure Services business acquired in September 2013, was comparable with prior year, at 14.0%. Improved gross profit percentages at our Residential and Commercial & Industrial segments largely offset compressed margins at our Communications segment. Our new Infrastructure Solutions business drove the overall increase in gross profit percentage, as it contributed gross profit of $2.8 million at a 21.2% margin, which included the impact of $0.4 million of additional cost associated with the sale of inventory that was written up to fair value in purchase accounting upon the acquisition of MISCOR in September of 2013.

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

During the three months ended December 31, 2013, our selling, general and administrative expenses were $17.6 million, an increase of $2.7 million, or 17.8%, as compared to the three months ended December 31, 2012. The addition of our Infrastructure Solutions business contributed $2.2 million of the additional cost. The remaining increase primarily resulted from higher personnel and incentive costs directly attributable to increased activity and profitability at our Residential segment, partly offset by lower cost at our Commercial & Industrial segment.

Communications

	Three Months Ended December 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$24,591	100.0%	$40,119	100.0%
Gross Profit	3,932	16.0%	7,232	18.0%
Selling, general and administrative expenses	2,982	12.1%	3,558	8.9%

Revenue. Our Communications segment revenues decreased by $15.5 million during the three months ended December 31, 2013, a 38.7% decrease compared to the three months ended December 31, 2012. The decrease is primarily the result of the completion of certain high-tech manufacturing projects performed in the three months ended December 31, 2012, which did not recur in the same period in 2013, as well as the decision of a large customer to procure its own materials to be used in our work, rather than sourcing those materials through us. Revenues from high-tech manufacturing projects were $3.3 million during the three months ended December 31, 2013, compared to $11.6 million during the three months ended December 31, 2012. Revenues attributable to data centers were $7.8 million for the three months ended December 31, 2013 compared to $13.8 million for the three months ended December 31, 2012.

Gross Profit. Our Communications segment’s gross profit during the three months ended December 31, 2013 decreased $3.3 million, or 45.6%, as compared to the three months ended December 31, 2012. Gross profit as a percentage of revenue decreased 2.0% to 16.0% for the three months ended December 31, 2013, due primarily to the completion of certain high-tech manufacturing projects which were ongoing in the three months ended December 31, 2012, but did not recur in the same period in 2013.

Selling, General and Administrative Expenses. Our Communications segment’s selling, general and administrative expenses decreased $0.6 million, or 16.2%, during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 as a result of decreased incentive compensation associated with lower profitability. Selling, general and administrative expenses as a percentage of revenues in the Communication segment increased 3.2% to 12.1% of segment revenue during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Although costs were reduced, cost as a percentage of revenue still increased, as revenue declined sharply, and certain of our fixed costs were not reduced.

Residential

	Three Months Ended December 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$41,212	100.0%	$36,005	100.0%
Gross Profit	7,418	18.0%	6,106	17.0%
Selling, general and administrative expenses	6,481	15.7%	5,228	14.5%

Revenue. Our Residential segment revenues increased by $5.2 million during the three months ended December 31, 2013, an increase of 14.5% as compared to the three months ended December 31, 2012. Revenues for our multi-family construction increased by $2.3 million during the three months ended December 31, 2013, as overall market conditions have continued to improve. Multi-family construction projects were primarily driven by increased demand for rental housing throughout the regions in which we operate. Single-family construction revenues increased by $2.6 million, primarily in Texas, where the economy has experienced continued growth and population expansion. Revenue was impacted to a lesser degree by decreases in solar installations and increases in cable and service activity.

Gross Profit. During the three months ended December 31, 2013, our Residential segment experienced a $1.3 million, or 21.5%, increase in gross profit as compared to the three months ended December 31, 2012. Gross profit increased due to higher volume of both single-family and multi-family projects, offset by lower volume and reduced gross margin percentage in solar projects. Gross margin percentage increased within single-family and multi-family, as demand has increased and copper prices have become more stable. The increased gross profit percentages for both single-family and multi-family were partly offset by higher group medical and other insurance costs.

Selling, General and Administrative Expenses. Our Residential segment experienced a $1.3 million, or 24.0%, increase in selling, general and administrative expenses during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Selling, general and administrative expenses as a percentage of revenues in the Residential segment increased 1.2% to 15.7% of segment revenue during the three months ended December 31, 2013. This increase is attributable primarily to the scaling of operations, including increased incentives in both single-family and multi-family divisions during the three months ended December 31, 2013, and was impacted to a lesser degree by administrative expenses for our solar business, which increased subsequent to the February 2013 acquisition of certain assets of the Acro Group. As incentive compensation is based on cash flow, in addition to earnings, expense for the quarter ended December 31, 2013 was higher because of increased earnings as well as the benefit of the timing of working capital changes.

Commercial & Industrial

	Three Months Ended December 31,
	2013		2012
	$	%	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$41,230	100.0%	$51,140	100.0%
Gross Profit	3,914	9.5%	4,642	9.1%
Selling, general and administrative expenses	3,480	8.4%	3,736	7.3%

Revenue. Revenues in our Commercial & Industrial segment decreased $9.9 million during the three months ended December 31, 2013, a decrease of 19.4% compared to the three months ended December 31, 2012. Our Commercial & Industrial segment is impacted not only by industry construction trends, but also specific industry and local economic trends. Impacts from these trends on our revenues may be delayed due to the long lead time of our projects. During the three months ended December 31, 2013, our revenue decrease was the result of large commercial projects for which we recognized substantial revenue in the three months ended December 31, 2012, but which are now complete or nearing completion.

Gross Profit. Our Commercial & Industrial segment’s gross profit during the three months ended December 31, 2013 decreased by $0.7 million, or 15.7%, as compared to the three months ended December 31, 2012. Commercial & Industrial’s gross margin percentage increased 0.4% to 9.5% during the three months ended December 31, 2013, primarily as a result of increased productivity. While we have experienced some reprieve in project bid margins on new work, particularly in our industrial branches, the competitive market that has existed during the prolonged recession has continued to constrain significant increases in project bid margins in most commercial markets.

Selling, General and Administrative Expenses. Our Commercial & Industrial segment’s selling, general and administrative expenses during the three months ended December 31, 2013 decreased by $0.3 million, or 6.8%, compared to the three months ended December 31, 2012 as a result of lower compensation expense in connection with lower earnings, as well as a reduction in legal costs. However, selling, general and administrative expenses as a percentage of revenues in the Commercial & Industrial segment increased by 1.1% during the three months ended December 31, 2013. Despite the reduction in cost, cost as a percentage of revenue still increased as revenues declined sharply, and certain fixed costs were not reduced.

Infrastructure Solutions

	Three Months Ended December 31,
	2013
	$	%
	(Dollars in thousands, Percentage of revenues)
Revenue	$13,046	100.0%
Gross Profit	2,852	21.9%
Selling, general and administrative expenses	2,387	18.3%

The Infrastructure Solutions segment was added in connection with the acquisition of MISCOR on September 13, 2013. Therefore, our consolidated results of operations do not include results for this segment for the quarter ended December 31, 2012.

Restructuring Charges

In the second quarter of our 2011 fiscal year, we began the 2011 Restructuring Plan that was designed to consolidate operations within our Commercial & Industrial business. Pursuant to the 2011 Restructuring Plan, we planned to either sell or close certain underperforming facilities within our Commercial & Industrial operations. The 2011 Restructuring Plan was a key element of our commitment to return the Company to profitability. The results of operations related to the 2011 Restructuring Plan are included in the net loss from discontinued operations within our Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012.

The facilities directly affected by the 2011 Restructuring Plan were in several locations throughout the country, including Arizona, Florida, Iowa, Louisiana, Massachusetts, Nevada and Texas. These facilities were selected due to their business prospects at that time and the extended time frame needed to return the facilities to a profitable position.

The following table presents the elements of costs incurred for the 2011 Restructuring Plan:

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Severance compensation	$—	$(62)
Consulting and other charges	—	1,099
Lease termination costs	—	133

Total restructuring charges	$—	$1,170

Interest and Other Expense, net

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Interest expense	$391	$472
Deferred financing charges	127	135

Total interest expense	518	607

Interest income	(1)	(12)
Other (income) expense, net	(197)	1,734

Total interest and other expense, net	$320	$2,329

Interest Expense

During the three months ended December 31, 2013, we incurred interest expense of $0.5 million primarily comprised of interest expense from the Wells Fargo Term Loan, an average letter of credit balance of $6.6 million under the 2012 Credit Facility and an average unused line of credit balance of $23.4 million. This compares to interest expense of $0.6 million for the three months ended December 31, 2012, on a debt balance primarily comprised of the Tontine Term Loan, an average letter of credit balance of $8.5 million under the 2006 Credit Facility and an average unused line of credit balance of $21.5 million.

Interest Income

For the three months ended December 31, 2013 and 2012 we earned interest income of $1 thousand and $12 thousand on the average Cash and Cash Equivalents balances of $16.2 million and $19.0 million, respectively.

Other (Income) Expense

During the three months ended December 31, 2012, we fully reserved for an outstanding receivable for a settlement agreement with a former surety. The surety has failed to make payments in accordance with the settlement agreement, and has proposed a modified payment structure to satisfy the debt. The Company concluded that collectability was not probable as of December 31, 2012, and has recorded a reserve for the entire balance of $1.7 million. The reserve was recorded as other expense within our Consolidated Statements of Comprehensive Income. For the three months ended December 31, 2013, we recovered $0.1 million of this settlement. The recovery was recorded as other income within our Consolidated Statements of Comprehensive Income. Please refer to Note 14, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

PROVISION FOR INCOME TAXES

Our provision for income taxes decreased from $115 thousand for the three months ended December 31, 2012 to a benefit of $1 thousand for the three months ended December 31, 2013. The decrease is attributable to a decrease in the projected effective tax rate and a reduction in state income tax expense attributable to a previous period.

WORKING CAPITAL

During the three months ended December 31, 2013, working capital increased by $0.3 million from September 30, 2013, reflecting a $12.9 million decrease in current assets and a $13.3 million decrease in current liabilities during the period.

During the three months ended December 31, 2013, our current assets decreased by $12.9 million, or 9.0%, to $131.1 million, as compared to $144.0 million as of September 30, 2013. Cash and cash equivalents decreased by $3.5 million during the three months ended December 31, 2013 as compared to September 30, 2013. The current trade accounts receivables, net, decreased by $7.0 million at December 31, 2013, as compared to September 30, 2013. Days sales outstanding (“DSOs”) decreased to 54 as of December 31, 2013 from 59 as of September 30, 2013. The improvement was driven predominantly by increased collection efforts. While the rate of collections may vary, our secured position, resulting from our ability to secure liens against our customers’ overdue receivables, reasonably assures that collection will occur eventually to the extent that our security retains value. Inventory decreased $3.5 million during the three months ended December 31, 2013 compared to September 30, 2013, due primarily to the timing of materials usage on certain of our Commercial & Industrial jobs.

During the three months ended December 31, 2013, our total current liabilities decreased by $13.3 million to $85.3 million, compared to $98.6 million as of September 30, 2013. During the three months ended December 31, 2013, accounts payable and accrued expenses decreased $12.7 million. Billings in excess of costs decreased by $0.6 million during the three months ended December 31, 2013 compared to September 30, 2013. Finally, current maturities of long-term debt increased by $0.0 million during the three months ended December 31, 2013.

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

As of December 31, 2013, the estimated cost to complete our bonded projects was approximately $55.2 million. We believe the bonding capacity presently provided by our sureties is adequate for our current operations and will be adequate for our operations for the foreseeable future. As of December 31, 2013, we utilized $0.5 million of cash (as is included in “Other Non-Current Assets” in our Consolidated Balance Sheet) as collateral for certain of our previous bonding programs.

The 2012 Revolving Credit Facility

On August 9, 2012, we entered into a Credit and Security Agreement (the “Credit Agreement”), for a $30.0 million revolving credit facility (the “2012 Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) with a maturity date of August 9, 2015, unless earlier terminated. We have subsequently entered into two amendments to the 2012 Credit Facility. On February 12, 2013, we entered into an amendment of our 2012 Credit Facility (the “Amendment”), extending the terms to August 9, 2016, adding IES Renewable Energy, LLC as a borrower, and providing for a term loan (the “Wells Fargo Term Loan”). On September 13, 2013, we entered into an amendment of the 2012 Credit Facility (the “Second Amendment”) in connection with the acquisition of MISCOR, increased our total Wells Fargo Term Loan by $10.2 million to $13.7 million, removed the requirement to cash collateralize our outstanding letters of credit, and added IES Subsidiary Holdings Inc., Magnetech Industrial Services, Inc., and HK Engine Components LLC, as borrowers.

The 2012 Credit Facility is guaranteed by our subsidiaries and secured by first priority liens on substantially all of our subsidiaries’ existing and future acquired assets, exclusive of collateral provided to our surety providers. The 2012 Credit Facility also restricts us from paying cash dividends and places limitations on our ability to repurchase our common stock.

The 2012 Credit Facility contains customary affirmative, negative and financial covenants. The 2012 Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.0:1.0 at any time that our Liquidity (the aggregate amount of unrestricted cash and cash equivalents on hand plus Excess Availability) or Excess Availability fall below the level stipulated within the 2012 Credit Facility, the First Amendment, and Second Amendment. The Second Amendment provided for tiered thresholds. Through December 31, 2013, our Liquidity could not fall below $15.0 million. Thereafter, our Liquidity must not fall below $20.0 million. Our Excess Availability must not fall below $4.0 million through September 30, 2013. This minimum threshold increases by $0.3 million monthly through December 31, 2013, at which time and thereafter, our Excess Availability must not fall below $5.0 million. As of December 31, 2013, our Liquidity was in excess of $15.0 million and Excess Availability was in excess of $4.0 million; had we not met these thresholds at December 31, 2013, we would not have met the required 1.0:1.0 fixed charge coverage ratio test.

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

At December 31, 2013, we had $5.8 million available to us under the 2012 Credit Facility, $6.7 million in outstanding letters of credit with Wells Fargo and no outstanding borrowings.

The Second Amendment to the 2012 Credit Facility increased our total Wells Fargo Term Loan by $10.2 million to $13.7 million. The Wells Fargo Term Loan is payable in equal monthly installments of $0.3 million through August 9, 2016, with the residual unpaid principal balance due on that date. The Second Amendment also extended the terms, and reduced the annual interest rate to 5% plus 3 Month LIBOR, through September 13, 2014. Following that time, the Wells Fargo Term Loan amounts outstanding bear interest at a per annum rate equal to a Daily Three Month LIBOR plus an interest rate margin, which is determined quarterly.

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

Capital Lease

The Company leases certain equipment under agreements, which are classified as capital leases and included in property, plant and equipment. We recognized amortization expense of $22 thousand and $46 thousand during the three months ended December 31, 2013 and 2012, respectively. These amounts are included in depreciation expense in the accompanying statements of comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had cash and cash equivalents of $17.3 million, working capital of $45.8 million, and $6.7 million of letters of credit outstanding under our 2012 Credit Facility. We anticipate that the combination of cash on hand, cash flows and available capacity under our 2012 Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and capital expenditures for property and equipment through the next twelve months. Our ability to generate cash flow is dependent on many factors, including demand for our services, the availability of projects at margins acceptable to us, the ultimate collectability of our receivables, and our ability to borrow on our 2012 Credit Facility, if needed. We were not required to test our covenants under our 2012 Credit Facility during the period. Had we been required to test our covenants, we would have failed at December 31, 2013.

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

Operating activities used net cash of $2.2 million during the three months ended December 31, 2013, as compared to $3.3 million of net cash provided in the three months ended December 31, 2012. We used substantially more cash to reduce our accounts payable and accrued expenses in three months ended December 31, 2013 as compared to three months ended December 31, 2012.

Investing Activities

In the three months ended December 31, 2013, net cash used in investing activities was $0.3 million as compared to $0.4 million in the three months ended December 31, 2012. Expenditures in both periods relate to the purchase of property and equipment.

Financing Activities

Financing activities used net cash of $1.0 million in the three months ended December 31, 2013 compared to $0.8 million used in the three months ended December 31, 2012. Financing activities for the three months ended December 31, 2013 included $0.9 million in payments on our Wells Fargo Term Loan and $0.1 million for the repurchase of common stock to satisfy payroll tax obligations. Financing activities in the three months ended December 31, 2012 included an increase of $0.4 million in restricted cash to satisfy the requirements of our 2012 Credit Facility. This requirement was removed in 2013, reducing the restricted cash balance to zero. Financing activities in the three months ended December 31, 2012 also included $0.4 million for the repurchase of common stock to satisfy payroll tax obligations.

Bonding Capacity

At December 31, 2013, we had adequate surety bonding capacity under our surety agreements. Our ability to access this bonding capacity is at the sole discretion of our surety providers. As of December 31, 2013, the expected cumulative cost to complete for projects covered by our surety providers was $49.2 million. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety providers. For additional information, please refer to Note 14, “Commitments and Contingencies – Surety” in the notes to our Consolidated Financial Statements.

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

Should Tontine sell, exchange, or otherwise dispose of all or a portion of its position in IES, a change in ownership could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of net operating losses for federal and state income tax purposes. As of December 31, 2013 we have approximately $466 million of federal NOLs that are available to use to offset taxable income, inclusive of NOLs from the amortization of additional tax goodwill. As of December 31, 2013 we had approximately $315 million of federal NOLs that are available to use to offset taxable income, exclusive of NOLs from the amortization of additional tax goodwill. On January 28, 2013, the Company implemented a tax benefit protection plan (the “NOL Rights Plan”) that was designed to deter an acquisition of the Company’s stock in excess of a threshold amount that could trigger a change of control within the meaning of Internal Revenue Code Section 382. The NOL Rights Plan was filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 28, 2013 and any description thereof is qualified in its entirety by the terms of the NOL Rights Plan. There can be no assurance that the NOL Rights Plan will be effective in deterring a change of control or protecting or realizing the NOLs. Furthermore, a change in control would trigger the change of control provisions in a number of our material agreements, including our 2012 Credit Facility, bonding agreements with our sureties and our executive severance plan.

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

On September 13, 2013, the Company completed the acquisition of MISCOR. As of July 24, 2013, Tontine beneficially owned 49.9% of the issued and outstanding shares of MISCOR common stock. Given Tontine’s significant holdings in both the Company and MISCOR, only the disinterested members of the IES Board of Directors voted on, and unanimously approved, the Merger Agreement. In addition, MISCOR established a special committee of independent directors that voted on and approved the Merger Agreement and recommended approval of the Merger Agreement by the MISCOR full board of directors. After receiving approval from the special committee, the disinterested members of the MISCOR board of directors unanimously approved the Merger Agreement. In connection with the merger, Tontine elected to receive stock consideration in exchange for 100% of its shares of MISCOR common stock tendered pursuant to the merger, such that, according to its amended Schedule 13D filed on September 13, 2013, its ownership of IES common stock increased from approximately 56.7% immediately prior to the merger to approximately 58.0% immediately following the merger.

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

Some of our customers and vendors require us to post letters of credit as a means of guaranteeing performance under our contracts and ensuring payment by us to subcontractors and vendors. If our customer has reasonable cause to effect payment under a letter of credit, we would be required to reimburse our creditor for the letter of credit. At December 31, 2013, $0.3 million of our outstanding letters of credit were to collateralize our customers and vendors.

Some of the underwriters of our casualty insurance program require us to post letters of credit as collateral, as is common in the insurance industry. To date, we have not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2013, $6.3 million of our outstanding letters of credit were to collateralize our insurance programs.

From time to time, we may enter into firm purchase commitments for materials such as copper wire and aluminum wire, among others, which we expect to use in the ordinary course of business. These commitments are typically for terms less than one year and require us to buy minimum quantities of materials at specified intervals at a fixed price over the term. As of December 31, 2013, we did not have any open purchase commitments.

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

As of December 31, 2013, our future contractual obligations due by September 30 of each of the following fiscal years include (in thousands) (1):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations	$2,625	$10,208	$—	$—	$12,833
Operating lease obligations	4,060	6,736	1,956	278	13,030
Capital lease obligations	27	1,780	—	—	1,807

Total	$6,712	$18,724	$1,956	$278	$27,670

(1)	The tabular amounts exclude the interest obligations that will be created if the debt and capital lease obligations are outstanding for the periods presented.

Our other commitments expire by September 30 of each of the following fiscal years (in thousands):

	2014	2015	2016	Thereafter	Total
Standby letters of credit	$6,660	$—	$—	$—	$6,660
Other commitments	—	—	—	—	—

Total	$6,660	$—	$—	$—	$6,660

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

While all of the long-term debt outstanding under our 2012 Credit Facility is structured on floating interest rate terms, approximately 77% of our long-term debt outstanding as of December 31, 2013 was effectively subject to fully floating interest rate terms after giving effect to our interest rate hedging arrangement. A one percentage point increase in the interest rates on our long-term debt outstanding under our 2012 Credit Facility as of December  31, 2013 would cause a $0.1 million pre-tax annual increase in interest expense.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For further information regarding legal proceedings, see Note 14, “Commitments and Contingencies — Legal Matters” in the notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

See Index to Financial Statements under Item 8, “ Financial Statements and Supplementary Data” of this From 10-Q.

(b)	Exhibits

Exhibit No.	Description

2.1 —	Agreement and Plan of Merger effective as of March 13, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2 —	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., IES Subsidiary Holdings, Inc. and MISCOR Group, Ltd. (Attached as part of Annex A to the joint proxy statement/prospectus that is part of this Registration Statement)

2.3 —	Asset Purchase Agreement, dated February 8, 2013, by and among IES Renewable Energy, LLC, Residential Renewable Energy Technologies, Inc., Energy Efficiency Solar, Inc., and Lonestar Renewable Technologies Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

3.1 —	Second Amended and Restated Certificate of Incorporation of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 12, 2006)

3.2 —	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on January 28, 2013)

3.3 —	Bylaws of Integrated Electrical Services, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-8, filed on May 12, 2006)

31.1 —	Rule 13a-14(a)/15d-14(a) Certification of James M. Lindstrom, Chief Executive Officer(1)

31.2 —	Rule 13a-14(a)/15d-14(a) Certification of Robert W. Lewey, Chief Financial Officer(1)

32.1 —	Section 1350 Certification of James M. Lindstrom, Chief Executive Officer(1)

32.2 —	Section 1350 Certification of Robert W. Lewey, Chief Financial Officer(1)

(1)101.INS	XBRL Instance Document

(1)101.SCH	XBRL Schema Document

(1)101.LAB	XBRL Label Linkbase Document

(1)101.PRE	XBRL Presentation Linkbase Document

(1)101.DEF	XBRL Definition Linkbase Document

(1)101.CAL	XBRL Calculation Linkbase Document

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2014.

INTEGRATED ELECTRICAL SERVICES, INC.

By:	/s/ ROBERT W. LEWEY
Robert W. Lewey
Senior Vice President and Chief Financial Officer